Form 10QSB
period 1996-06-30
INTERVEST BANCSHARES CORP
filed 1996-07-30
CIK 927807

- --------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
____
     of 1934 For the quarterly period ended June 30, 1996

____ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from____________ to _____________________

Commission file number 33-82246

                        INTERVEST BANCSHARES CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Delaware                                  13-3699013
        --------                                  ----------
(State or Other Jurisdiction                  (I.R.S. Employer
of Incorporation or Organization)            Identification No.)

                        10 Rockefeller Plaza, Suite 1015
                          New York, New York 10020-1903
                          -----------------------------
                    (Address of Principal Executive Offices)

                                  (212)757-7300
                                  -------------
                (Issuer's Telephone Number, Including Area Code)


         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

YES  X    NO

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;


Class A Common stock, par value $1.00 per share              900,000
- -----------------------------------------------      ------------------------
                         (class)                   Outstanding at July 31, 1996


Class B Common stock, par value $1.00 per share              200,000
- -----------------------------------------------      ------------------------
                         (class)                   Outstanding at July 31, 1996





- --------------------------------------------------------------------------------


CONFORMED COPY

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                                      INDEX


Part I. Financial Information

   Item 1. Financial Statements                                             Page

     Condensed Consolidated Balance Sheets -
       June 30, 1996 (unaudited) and December 31, 1995........................2

     Condensed Consolidated Statements of Earnings -
       Three and Six Months ended June 30, 1996 and 1995 (unaudited)..........3

     Condensed Consolidated Statement of Stockholders' Equity -
       Six Months Ended June 30, 1996 (unaudited).............................4

     Condensed Consolidated Statements of Cash Flows -
       Six months ended June 30, 1996 and 1995 (unaudited)....................5

     Notes to Condensed Consolidated Financial Statements (unaudited).......6-7

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................8-10

Part II. Other Information

   Item 4. Submission of Matters to a Vote of Security Holders...............11

   Item 6. Exhibits and Reports on Form 8-K..................................11

SIGNATURES...................................................................11

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                                         June 30,   December 31,
    Assets                                                 1996        1995
                                                           ----        ----
                                                      (unaudited)
Cash and cash equivalents:
    Cash and due from banks                                $ 1,590     1,805
    Federal funds sold                                       2,374     5,707
    Investment securities, short-term                          508     1,039
                                                               ---     -----

            Total cash and cash equivalents                  4,472     8,551

Interest-bearing deposits with banks                            99       298
Investment securities held-to-maturity,at cost              21,474    19,630
Loans, net                                                  49,731    36,465
Premises and equipment, net                                  2,459     2,449
Federal Reserve Bank stock, at cost                            203       203
Deferred income tax assets                                     427       593
Accrued income and other assets                                769       753
                                                               ---       ---

            Total                                         $ 79,634    68,942
                                                          ========    ======

    Liabilities and Stockholders' Equity

Deposits:
    Demand deposits                                          2,252     2,729
    NOW deposits                                             2,968     2,705
    Money market deposits                                    3,955     3,518
    Savings deposits                                           722       595
    Other time deposits                                     58,382    49,054
                                                            ------    ------

            Total deposits                                  68,279    58,601

Advance payments by borrowers for taxes and insurance          782       194
Other liabilities                                              828       613
                                                               ---       ---

            Total liabilities                               69,889    59,408
                                                            ------    ------

Minority interest                                              314       345
                                                               ---       ---

Stockholders' Equity:
    Class A common stock                                       900       900
    Class B common stock                                       200       200
    Additional paid-in capital                               7,655     7,655
    Retained earnings                                          676       434
                                                               ---       ---

        Total stockholders' equity                           9,431     9,189
                                                             -----     -----

            Total                                         $ 79,634    68,942
                                                          ========    ======











See Accompanying Notes to Condensed Consolidated Financial Statements.



                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings
                (Dollars in thousands, except per share figures)


                                                                   Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                                  -------------------          -----------------------
                                                                   1996          1995          1996              1995
                                                                   ----          ----          ----              ----
                                                                        (unaudited)                  (unaudited)
Interest income:
    Loans                                                     $    1,112          682           2,087           1,274
    Investment securities                                            339          289             675             494
    Federal funds sold                                                28           13              92              70
    Deposits in banks                                                  1            5               3               9
                                                                --------     --------       ---------        --------

            Total interest income                                  1,480          989           2,857           1,847
                                                                 -------      -------        --------         -------

Interest expense:
    Deposits                                                         838          515           1,626             933
    Short term borrowings                                              2            1               2               1
                                                               ---------     --------        --------        --------

            Total interest expense                                   840          516           1,628             934
                                                                --------     --------        --------         -------

            Net interest income                                      640          473           1,229             913

Provision for credit losses                                           55           55             128             105
                                                                --------     --------        --------        --------

            Net interest income after provision
                for credit losses                                    585          418           1,101             808
                                                                --------     --------        --------        --------

Other income:
    Customer service charges                                          39           15              60              35
    Miscellaneous                                                      9            6              18               6
                                                               ---------     --------        --------        --------

            Total other income                                        48           21              78              41
                                                                --------     --------        --------        --------

Other expense:
    Employee compensation and benefits                               180          141             351             266
    Occupancy and equipment                                           90           94             179             172
    Advertising and promotion                                          1            7               3               8
    Professional fees                                                 45           28              87              65
    Federal insurance premiums                                       -             17               1              35
    Miscellaneous                                                     88           54             144             114
                                                                --------     --------        --------        --------

            Total other expense                                      404          341             765             660
                                                                --------     --------        --------        --------

Earnings before income taxes                                         229           98             414             189

Provision for income taxes                                            97           34             172              63
                                                                --------     --------        --------        --------

Net earnings                                                  $      132           64             242             126
                                                                ========     ========        ========        ========


Earnings per share                                            $      .15          .07             .27             .14
                                                                ========     ========        ========        ========

Weighted average number of shares outstanding                    900,000      900,000         900,000         900,000
                                                                 =======      =======         =======         =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                     For the Six Months Ended June 30, 1996
                                 (In thousands)



                               Class A  Class B Additional           Total
                               Common   Common  Paid-In   Retained Stockholders'
                               Stock    Stock   Capital   Earnings   Equity

Balance, December 31, 1995      $900      200      7,655      434    9,189

Net earnings for the six months
         ended June 30, 1996
         (unaudited)             -         -         -        242      242
                               -----    -----    -------      ---   ------

Balance, June 30, 1996
         (unaudited)            $900      200     7,655       676    9,431
                                 ===      ===     =====       ===    =====


























See Accompanying Notes to Condensed Consolidated Financial Statements




                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                          Six Months Ended
                                                                                                                June 30,
                                                                                                         1996            1995
                                                                                                         ----            ----
                                                                                                              (unaudited)
Cash flows from operating activities:
      Net earnings                                                                                    $    242             126
      Adjustments to reconcile net earnings to net cash provided by
          (used in) operating activities:
          Depreciation                                                                                     121              68
          Provision for deferred taxes                                                                     166              63
          Decrease in other assets                                                                           1              19
          Increase in accrued interest payable                                                               1               7
          Increase in other liabilities                                                                      9             145
          Increase (decrease) in official checks                                                           205            (267)
          Increase in accrued interest receivable                                                          (17)           (159)
          Net amortization of fees, premiums and discounts                                                 107            (105)
          Provision for credit losses                                                                      128             105
                                                                                                       -------         -------

               Net cash provided by operating activities                                                   963               2
                                                                                                       -------         -------

Cash flows from investing activities:
      Purchase of Federal Reserve Bank stock                                                               -               (31)
      Purchase of investment securities                                                                 (9,937)        (10,645)
      Maturity of interest-bearing deposits                                                                199              99
      Purchase of property and equipment                                                                  (107)         (1,111)
      Loans originated, net of principal collected                                                     (13,426)         (4,016)
      Maturities of investment securities                                                                8,000           3,550
      Purchase of minority shares in subsidiary                                                            (37)            -
                                                                                                       -------          ------

               Net cash used in investing activities                                                   (15,308)        (12,154)
                                                                                                        ------          ------

Cash flows from financing activities:
      Net increase in deposits                                                                           9,678          10,451
      Stock issuance costs                                                                                 -               (13)
      Increase in advance payments by borrowers for taxes and insurance                                    588              96
                                                                                                         -----          ------

             Net cash provided by financing activities                                                  10,266          10,534

Net decrease in cash and cash equivalents                                                               (4,079)         (1,618)

Cash and cash equivalents at beginning of period                                                         8,551           6,088
                                                                                                        ------          ------

Cash and cash equivalents at end of period                                                            $  4,472           4,470
                                                                                                        ======          ======

Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
          Interest                                                                                    $  1,627             927
                                                                                                         =====          ======

          Income taxes                                                                                $     23             -
                                                                                                         ======         ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


1. General. In the opinion of the management of ntervest Bancshares Corporation (the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 1996, the results of operations for the three and six-month periods ended June 30, 1996 and 1995 and cash flows for the six-month periods ended June 30, 1996 and 1995. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

         The Holding Company's condensed consolidated financial statements include the accounts of its majority-owned subsidiary, Intervest Bank (the "Bank") (collectively the "Company"). The Holding Company's primary business activity is the ownership of the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

2. Loan Impairment and Credit Losses. The Company has identified loans totaling $246,000 as impaired at June 30, 1996 and has recorded an allowance of $61,000 relating to these loans. No loans were identified as impaired at June 30, 1995. The activity in the allowance for credit losses is as follows:

                                            For the Three      For the Six
                                            Months Ended       Months Ended
                                               June 30,          June 30,
                                           --------------     -------------
                                            1996    1995      1996    1995
                                            ----    ----      ----    ----
                                                     (In thousands)

         Balance, beginning of period      $ 677     422       593     369
         Provision charged to earnings        55      55       128     105
         Recoveries, net of charge-offs       20       1        31       4
                                             ---     ---      ----     ---

         Balance, end of period            $ 752     478       752     478
                                             ===     ===       ===     ===

3. Earnings Per Common Share. Earnings per common share were computed by dividing the net earnings for the period by the weighted average number of shares outstanding. The effect of the outstanding warrants was not material.

4. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 1996 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                        Ratios of    Regulatory
                                                        the Bank    Requirement
                                                        --------    -----------

         Total capital to risk-weighted assets            13.42%        8.00%

         Tier I capital to risk-weighted assets           12.17%        4.00%

         Tier I capital to total assets - leverage ratio   9.39%        4.00%

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

5. Impact of New Accounting Issues. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122 ("SFAS No. 122"), which requires mortgage banking enterprises that acquire mortgage servicing through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values. Mortgage banking enterprises include commercial banks and thrift institutions that conduct operations substantially similar to the primary operations of a mortgage banking enterprise. The adoption of SFAS No. 122 has no effect on the Company's financial position at June 30, 1996 or results of operations for the six months then ended. This Statement will be superseded at December 31, 1996 by SFAS 125 discussed below.

         On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement requires certain disclosures about stock-based compensation arrangements, regardless of the method used to account for them, and defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue using the accounting method in APB Opinion No. 25 must make pro forma disclosures of net earnings and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company had elected to continue to utilize the intrinsic value method of accounting defined in APB Opinion No. 25, and accordingly, the adoption of SFAS No. 123 had no effect on the Company's financial position at June 30, 1996 or results of operations for the six months then ended. The pro forma disclosures required under SFAS No. 123, for stock warrants granted to employees during 1995 and thereafter, are not required for interim condensed financial statements.

6. Future Accounting Requirements. Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Management of the Company does not expect SFAS 125 to have a material effect on the Company's financial statements.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                Comparison of June 30, 1996 and December 31, 1995

Liquidity and Capital Resources
         The Company's primary source of cash during the six months ended June 30, 1996 was from the maturity of investment securities totaling $8.0 million, net deposit inflows of $9.7 million and net cash provided by operating activities of $1.0 million. Cash was used primarily for net loan originations of $13.4 million and the purchase of investment securities totaling $10.0 million. At June 30, 1996, the Company had outstanding commitments to originate loans of $2.3 million. It is expected that these requirements will be funded from the sources described above. At June 30, 1996, the Bank exceeded its regulatory liquidity requirements.

         The following table shows selected ratios for the periods ended or at the dates indicated:

                                          Six Months                 Six Months
                                            Ended      Year Ended      Ended
                                           June 30,   December 31,    June 30,
                                             1996         1995          1995
                                      -------------- ---------------  ---------
Average equity as a percentage
 of average assets                             12.35%     16.89%        19.02%

Equity to total assets at end of period        11.84%     13.33%        17.83%

Return on average assets (1)                     .64%       .51%          .53%

Return on average equity (1)                    5.20%      3.01%         2.81%

Noninterest expense to average assets (1)       1.99%      2.66%         2.80%

Nonperforming loans and real estate owned to
 total assets at end of period                   .31%       -  %          .18%


- ----------------------------------------------
(1)     Annualized for the six months ended June 30, 1996 and 1995.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

       Comparison of the Three-Month Periods Ended June 30, 1996 and 1995

Results of Operations:
   General. Net earnings for the three months ended June 30, 1996 were $132,000 or $.15 per share compared to net earnings of $64,000 or $.07 per share for the three months ended June 30, 1995. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in other expenses and an increase in the provision for income taxes.

   Interest Income and Expense. Interest income increased by $491,000 from $989,000 for the three months ended June 30, 1995 to $1.5 million for the three months ended June 30, 1996. Interest income on loans increased $430,000 due to an increase in the average loan portfolio balance for the three months ended June 30, 1996 to $47.4 million compared to $26.1 million during the 1995 period partially offset by a decrease in the weighted average yield from 10.42% in 1995 to 9.37% in 1996. Interest on investment securities increased $50,000 due to an increase in the average investment securities portfolio during the three months ended June 30, 1996 to $22.8 million from $18.1 million during 1995 partially offset by a decrease in the weighted average yield from 6.38% in 1995 to 5.97% in 1996. Interest on federal funds sold and other interest-earning assets increased $11,000 due to an increase in the average balance of such assets from 1995 to 1996.

   Interest expense on deposit accounts increased to $838,000 for the three months ended June 30, 1996 from $515,000 for the three months ended June 30, 1995. Interest expense increased primarily because of an increase in the average balance from 1995 to 1996. The average balance for the three months ended June 30, 1996 was $63.7 million compared to $35.2 million during 1995.

   Provision for Credit Losses. The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 1996 and 1995 was $55,000.

   Other Expense. Total other expense increased $63,000 to $404,000 for the three months ended June 30, 1996 from $341,000 for the three months ended June 30, 1995, primarily due to an increase in employee compensation and benefits related to the opening of a branch office in September, 1995.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

        Comparison of the Six-Month Periods Ended June 30, 1996 and 1995

Results of Operations:
   General. Net earnings for the six months ended June 30, 1996 were $242,000 or $.27 per share compared to net earnings of $126,000 or $.14 per share for the six months ended June 30, 1995. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in other expenses and an increase in the provision for income taxes.

   Interest Income and Expense. Interest income increased by $1,010,000 from $1,847,000 for the six months ended June 30, 1995 to $2,857,000 for the six months ended June 30, 1996. Interest income on loans increased $813,000 due to an increase in the average loan portfolio balance for the six months ended June 30, 1996 to $43.5 million compared to $24.9 million during the 1995 period partially offset by a decrease in the weighted average yield from 10.24% in 1995 to 9.60% in 1996. Interest on investment securities increased $181,000 due to an increase in the average investment securities portfolio during the six months ended June 30, 1996 to $22.7 million from $15.6 million during 1995 partially offset by a decrease in the weighted average yield from 6.33% in 1995 to 5.94% in 1996. Interest on federal funds sold and other interest-earning assets increased $16,000 due to an increase in the average balance of these assets from 1995 to 1996, as well as an increase in the weighted average yield.

   Interest expense on deposit accounts increased to $1,626,000 for the six months ended June 30, 1996 from $933,000 for the six months ended June 30, 1995. Interest expense increased because of an increase in the average balance and weighted average rate from 1995 to 1996. The average balance for the six months ended June 30, 1996 was $60.8 million compared to $35.1 million during 1995 and the weighted average rate was 5.35% in 1996 compared to 5.31% in 1995.

   Provision for Credit Losses. The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision increased from $105,000 for the six months ended June 30, 1995 to $128,000 for the six months ended June 30, 1996. The increase was deemed appropriate by management due to the growth in the loan portfolio in 1996.

   Other Expense. Total other expense increased $105,000 to $765,000 for the six months ended June 30, 1996 from $660,000 for the six months ended June 30, 1995, primarily due to an increase in employee compensation and benefits related to the opening of two branch offices in March, 1995 and a branch office in September, 1995.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION


           Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on June 4, 1996 for the purpose of electing directors. Pursuant to the charter and bylaws, two directors are elected by the holders of Class A Common Stock and six directors are elected by the holders of Class B Common Stock. A total of 826,500 shares of Class A Common Stock and 200,000 shares of Class B Common Stock were represented at the meeting. All of management's nominees for director were elected with the following vote:

                             Class A Shares                 Shares
                                Voted For                 "Withheld"
                                ---------                 ----------

   William F. Holly              826,500                      0
   David J. Willmott             826,500                      0

                             Class B Shares                 Shares
                                Voted For                 "Withheld"
                                ---------                 ----------

   Lawrence G. Bergman           200,000                      0
   Michael A. Callen             200,000                      0
   Jerome Dansker                200,000                      0
   Lowell S. Dansker             200,000                      0
   Milton F. Gidge               200,000                      0
   Wesley T. Wood                200,000                      0

                    Item 6. Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTERVEST BANCSHARES CORPORATION
                                      AND SUBSIDIARY
                                      (Registrant)



Date:  July 31, 1996                 By: /s/ Lowell S. Dansker
       ------------------------         ----------------------
                                     Lowell S. Dansker, President, Treasurer and
                                      Co-Chairman of the Board of Directors
                                      (Chief Financial Officer)



Date:  July 31, 1996                 By:     /s/ Lawrence G. Bergman
       ----------------------               ------------------------
                                     Lawrence G. Bergman, Vice President,
                                      Secretary and Co-Chairman of the Board
                                      of Directors