Form 10QSB
period 1996-09-30
INTERVEST BANCSHARES CORP
filed 1996-10-23
CIK 927807

-------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934


For the quarterly period ended September 30, 1996

     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________  to ___________

Commission file number 33-82246
                       --------

                        INTERVEST BANCSHARES CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Delaware                                              13-3699013
        --------                                              ----------
(State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

                        10 Rockefeller Plaza, Suite 1015
                          New York, New York 10020-1903
                    (Address of Principal Executive Offices)

                                  (212)757-7300
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

YES  X    NO
    ---      ---
   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;


Class A Common stock, par value $1.00 per share             900,000
----------------------------------------------      ----------------------
                         (class)                Outstanding at October 23, 1996


Class B Common stock, par value $1.00 per share            200,000
-----------------------------------------------     ----------------------
                         (class)                Outstanding at October 23, 1996





--------------------------------------------------------------------------------

                                                                  CONFORMED COPY

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                                      INDEX


Part I. Financial Information

   Item 1. Financial Statements                                            Page

     Condensed Consolidated Balance Sheets -
       September 30, 1996 (unaudited) and December 31, 1995...................2

     Condensed Consolidated Statements of Earnings -
       Three and Nine Months ended September 30, 1996 and 1995 (unaudited)....3

     Condensed Consolidated Statement of Stockholders' Equity -
       Nine Months Ended September 30, 1996 (unaudited).......................4

     Condensed Consolidated Statements of Cash Flows -
       Nine months ended September 30, 1996 and 1995 (unaudited)..............5

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

Part II. Other Information

   Item 6. Exhibits and Reports on Form 8-K..................................11

SIGNATURES...................................................................11




                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                        September 30,      December 31,
    Assets                                                                                  1996                1995
                                                                                            ----                ----
                                                                                        (unaudited)
Cash and cash equivalents:
    Cash and due from banks                                                                  $  1,837             1,805
    Federal funds sold                                                                          2,326             5,707
    Investment securities, short-term                                                             513             1,039
                                                                                              -------            ------

            Total cash and cash equivalents                                                     4,676             8,551
                                                                                               ------            ------

Interest-bearing deposits with banks                                                               99               298
Investment securities held-to-maturity, at cost                                                29,189            19,630
Loans, net                                                                                     54,257            36,465
Premises and equipment, net                                                                     2,492             2,449
Federal Reserve Bank stock, at cost                                                               203               203
Deferred income tax assets                                                                        468               593
Accrued income and other assets                                                                   842               753
                                                                                              -------           -------

            Total                                                                            $ 92,226            68,942
                                                                                             ========            ======

    Liabilities and Stockholders' Equity

Deposits:
    Demand deposits                                                                             2,614             2,729
    NOW deposits                                                                                3,897             2,705
    Money market deposits                                                                       4,068             3,518
    Savings deposits                                                                            1,978               595
    Other time deposits                                                                        66,892            49,054
                                                                                               ------            ------

            Total deposits                                                                     79,449            58,601

Advance payments by borrowers for taxes and insurance                                           1,374               194
Other liabilities                                                                               1,504               613
                                                                                               ------          --------

            Total liabilities                                                                  82,327            59,408
                                                                                               ------            ------

Minority interest                                                                                 319               345
                                                                                               ------           -------

Stockholders' Equity:
    Class A common stock                                                                          900               900
    Class B common stock                                                                          200               200
    Additional paid-in capital                                                                  7,655             7,655
    Retained earnings                                                                             825               434
                                                                                               ------           -------

            Total stockholders' equity                                                          9,580             9,189
                                                                                               ------           -------

            Total                                                                            $ 92,226            68,942
                                                                                             ========            ======











See Accompanying Notes to Condensed Consolidated Financial Statements.




                                    INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                                     Condensed Consolidated Statements of Earnings
                                   (Dollars in thousands, except per share figures)

                                                                   Three Months Ended           Nine Months Ended
                                                                       September 30,              September 30,
                                                                   ------------------           -----------------
                                                               1996            1995             1996            1995
                                                               ----            ----             ----            ----
                                                                        (unaudited)                  (unaudited)
Interest income:
    Loans                                                    $     1,193          742           3,280           2,016
    Investment securities                                            394          285           1,069             779
    Federal funds sold                                                49           46             141             116
    Deposits in banks                                                  1            7               4              16
                                                             -----------  -----------     -----------     -----------

            Total interest income                                  1,637        1,080           4,494           2,927
                                                             -----------  -----------     -----------     -----------

Interest expense:
    Deposits                                                         975          579           2,601           1,512
    Short term borrowings                                            -            -                 2               1
                                                             -----------  -----------     -----------     -----------

            Total interest expense                                   975          579           2,603           1,513
                                                             -----------  -----------     -----------     -----------

            Net interest income                                      662          501           1,891           1,414

Provision for credit losses                                           62           66             190             171
                                                             -----------  -----------     -----------     -----------

            Net interest income after
                provision for credit losses                          600          435           1,701           1,243
                                                             -----------  -----------     -----------     -----------

Other income:
    Customer service charges                                          24           26              84              61
    Miscellaneous                                                      -            -              18               6
                                                             -----------  -----------     -----------     -----------

            Total other income                                        24           26             102              67
                                                             -----------  -----------     -----------     -----------

Other expense:
    Employee compensation and benefits                               187          149             538             415
    Occupancy and equipment                                           77          102             256             274
    Advertising and promotion                                          2            2               5              10
    Professional fees                                                 34           35             121             100
    Federal insurance premiums                                         1           22               2              57
    Miscellaneous                                                     73           56             217             170
                                                             -----------  -----------     -----------     -----------

            Total other expense                                      374          366           1,139           1,026
                                                             -----------  -----------     -----------     -----------

Earnings before income taxes                                         250           95             664             284

Provision for income taxes                                           101           32             273              95
                                                             -----------  -----------     -----------     -----------

Net earnings                                                  $      149           63             391             189
                                                              ==========  ===========      ==========       =========

Earnings per share                                            $      .14          .06             .36             .17
                                                              ===========   =========       =========       =========

Weighted average number of shares outstanding                  1,100,000    1,100,000       1,100,000       1,100,000
                                                               =========    =========       =========       =========



See Accompanying Notes to Condensed Consolidated Financial Statements.




                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

               For the Nine-Month Period Ended September 30, 1996
                                 (In thousands)



                                                           Class A       Class B       Additional                    Total
                                                            Common        Common        Paid-In      Retained   Stockholders'
                                                            Stock         Stock         Capital      Earnings       Equity
                                                            -----         -----         -------      --------       ------

Balance, December 31, 1995                                 $ 900           200             7,655         434         9,189

Net earnings for the nine months
         ended September 30, 1996
         (unaudited)                                           -             -               -           391           391
                                                            ----         -----            ------         ---         -----

Balance, September 30, 1996
         (unaudited)                                       $ 900           200             7,655         825         9,580
                                                           =====           ===             =====         ===         =====



See Accompanying Notes to Condensed Consolidated Financial Statements












                                           INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                                           Condensed Consolidated Statements of Cash Flows
                                                           (In thousands)

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                         1996            1995
                                                                                                         ----            ----
                                                                                                              (unaudited)
Cash flows from operating activities:
      Net earnings                                                                                    $    391             189
      Adjustments to reconcile net earnings to net cash provided by
            (used in) operating activities:
          Depreciation                                                                                     171             112
          Provision for deferred taxes                                                                     125              95
          Decrease (increase) in other assets                                                               12            (13)
          Increase in accrued interest payable                                                              30              29
          Increase in other liabilities                                                                    151             725
          Increase (decrease) in official checks                                                           684           (289)
          Increase in accrued interest receivable                                                         (101)          (214)
          Net amortization of fees, premiums and discounts                                                 184             28
          Provision for credit losses                                                                      190             171
                                                                                                       -------         -------

                 Net cash provided by operating activities                                               1,837             833
                                                                                                       -------         -------

Cash flows from investing activities:
      Purchase of investment securities                                                                (21,443)        (14,177)
      Purchase of premises and equipment                                                                  (178)         (1,167)
      Loans originated net of principal collected                                                      (18,068)         (7,481)
      Maturities of investment securities                                                               11,750           6,100
      Purchase of Federal Reserve Bank stock                                                              -                (31)
      Maturity of interest-bearing deposits                                                                199              99
                                                                                                       -------         -------

                 Net cash used in investing activities                                                 (27,740)        (16,657)
                                                                                                        ------          ------

Cash flows from financing activities:
      Net increase in deposits                                                                          20,848          18,268
      Stock issuance costs                                                                                 -               (13)
      Increase in advance payments by borrowers for taxes and insurance                                  1,180             344
                                                                                                        ------         -------

                 Net cash provided by financing activities                                              22,028          18,599

Net (decrease) increase in cash and cash equivalents                                                    (3,875)          2,775

Cash and cash equivalents at beginning of period                                                         8,551           6,088
                                                                                                        ------         -------

Cash and cash equivalents at end of period                                                            $  4,676           8,863
                                                                                                        ======          ======

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
          Interest                                                                                    $  2,573           1,484
                                                                                                        ======         =======

          Income taxes                                                                                $     32              -
                                                                                                        ======         ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


1.   General.       In the opinion of the  management  of  Intervest  Bancshares
          Corporation (the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 1996, the results of operations for the three and nine-month periods ended September 30, 1996 and 1995 and the cash flows for the nine-months ended September 30, 1996 and 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

          The Holding Company's condensed consolidated financial statements include the accounts of its majority-owned subsidiary, Intervest Bank (the "Bank") (collectively the "Company"). The Holding Company's primary business activity is the ownership of the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

2.   Loan  Impairment and Credit Losses.       The Company has identified  loans
          totaling $246,000 as impaired at September 30, 1996 and has recorded an allowance of $61,000 relating to these loans. No loans were identified as impaired at September 30, 1995.

          The activity in the allowance for credit losses is as follows:

                                                                               For the Three                 For the Nine
                                                                               Months Ended                  Months Ended
                                                                               September 30,                 September 30,
                                                                               -------------                 -------------
                                                                           1996         1995            1996        1995
                                                                           ----         ----            ----        ----
                                                                                            (In thousands)

              Balance, beginning of period                                $ 752          478              593          369
              Provision charged to earnings                                  62           66              190          171
              Charge-offs, net of recoveries                                  1          (15)              32          (11)
                                                                           ----          ---             ----          ---
              Balance, end of period                                      $ 815          529              815          529
                                                                            ===          ===              ===          ===

3.   Earnings Per Common Share.       Earnings per common share were computed by
          dividing the net earnings for the period by the weighted average number of shares outstanding. The effect of the outstanding warrants was not material.

4.   Regulatory  Capital.       The Bank is required to maintain certain minimum
          regulatory capital requirements. The following is a summary at September 30, 1996 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                                                   Ratios of      Regulatory
                                                                                    the Bank      Requirement
                                                                                    --------      -----------

              Total capital to risk-weighted assets                                 12.98%           8.00%

              Tier I capital to risk-weighted assets                                11.73%           4.00%

              Tier I capital to total assets - leverage ratio                        8.67%           4.00%






                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

5.   Impact of New  Accounting  Issues.       On January 1,  1996,  the  Company
          adopted Statement of Financial Accounting Standards No. 122 ("SFAS No. 122"), which requires mortgage banking enterprises that acquire mortgage servicing through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values. Mortgage banking enterprises include commercial banks and thrift institutions that conduct operations substantially similar to the primary operations of a mortgage banking enterprise. The adoption of SFAS No. 122 had no effect on the Company's financial position at September 30, 1996 or results of operations for the nine months then ended. Although this Statement will be superseded effective December 31, 1996 by SFAS 125 discussed below under "Future Accounting Requirements," the major provisions of SFAS 122 discussed above are included in SFAS 125.

          On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement requires certain disclosures about stock-based compensation arrangements, regardless of the method used to account for them, and defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue using the accounting method in APB Opinion No. 25 must make pro forma disclosures of net earnings and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company had elected to continue to utilize the intrinsic value method of accounting defined in APB Opinion No. 25, and accordingly, the adoption of SFAS No. 123 had no effect on the Company's financial position at September 30, 1996 or results of operations for the nine months then ended. The pro forma disclosures required under SFAS No. 123, for stock warrants granted to employees during 1995 and thereafter, are not required for interim condensed financial statements.

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

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

             Comparison of September 30, 1996 and December 31, 1995

Liquidity and Capital Resources
         The Company's primary source of cash during the nine months ended September 30, 1996 was from the maturity of investment securities totaling $11.8 million, net deposit inflows of $20.8 million and net cash provided by operating activities of $1.8 million. Cash was used primarily for net loan originations of $18.1 million and the purchase of investment securities totaling $21.4 million. At September 30, 1996, the Company had outstanding commitments to originate loans of $5.9 million. It is expected that these requirements will be funded from the sources described above. At September 30, 1996, the Bank exceeded its regulatory liquidity requirements.

         The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                                Nine Months                   Nine Months
                                                                                  Ended         Year Ended      Ended
                                                                              September 30,    December 31,  September 30,
                                                                                  1996           1995             1995
                                                                             -------------- ---------------  ---------
              Average equity as a percentage
                 of average assets                                               12.03%           16.89%           18.36%

              Equity to total assets at end of period                            10.39%           13.33%           15.32%

              Return on average assets (1)                                         .66%             .51%             .51%

              Return on average equity (1)                                        5.49%            3.01%            2.79%

              Noninterest expense to average assets (1)                           1.92%            2.66%            2.78%

              Nonperforming loans and real estate owned to
                 total assets at end of period                                     .27%             -  %             .06%

---------------------------------------------------------------------------------

              (1)     Annualized for the nine months ended September 30, 1996 and 1995.


                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

     Comparison of the Three-Month Periods Ended September 30, 1996 and 1995

Results of Operations:

General. Net earnings for the three months ended September 30, 1996 were $149,000 or $.14 per share compared to net earnings of $63,000 or $.06 per share for the three months ended September 30, 1995. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in the provision for income taxes.

Interest Income and Expense. Interest income increased by $557,000 from $1.1 million for the three months ended September 30, 1995 to $1.6 million for the three months ended September 30, 1996. Interest income on loans increased $451,000 due to an increase in the average loan portfolio balance for the three months ended September 30, 1996 to $52.0 million compared to $27.8 million during the 1995 period partially offset by a decrease in the weighted average yield from 10.67% in 1995 to 9.18% in 1996. Interest on investment securities increased $109,000 due to an increase in the average investment securities portfolio during the three months ended September 30, 1996 to $25.7 million from $17.8 million during 1995 partially offset by a decrease in the weighted average yield from 6.54% in 1995 to 6.17% in 1996. Interest on federal funds sold and other interest-earning assets decreased $3,000 due to a decrease in the average balance of such assets from 1995 to 1996.

    Interest expense on deposit accounts increased to $975,000 for the three months ended September 30, 1996 from $579,000 for the three months ended September 30, 1995. Interest expense increased primarily because of an increase in the average balance from 1995 to 1996. The average balance for the three months ended September 30, 1996 was $71.1 million compared to $41.3 million during 1995.

Provision for Credit  Losses.  The  provision  for  credit  losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months ended September 30, 1996 and 1995 was $62,000 and $66,000, respectively.

Other Expense. Total other expense increased $8,000 to $374,000 for the three months ended September 30, 1996 from $366,000 for the three months ended September 30, 1995, primarily due to a decrease in occupancy and equipment expenses and federal insurance premiums, partially offset by an increase in employee compensation and benefits. The decrease in occupancy and equipment expense is due to an increase in income from the leasing of space in Company buildings to third parties. The increase in employee compensation and benefits is due to additional personnel for the new branches.

Provision for Income Taxes.  The income tax provision for the three months ended
    September 30, 1996 was $101,000 (an effective rate of 40.4%) compared to $32,000 (an effective rate of 33.7%) for the comparable period in 1995. The increased rate is primarily due to an increase in net earnings of the Holding Company which is taxed at a higher state income tax rate than that of the Bank.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

     Comparison of the Nine-Month Periods Ended September 30, 1996 and 1995

Results of Operations:

General. Net earnings for the nine months ended September 30, 1996 were $391,000 or $.36 per share compared to net earnings of $189,000 or $.17 per share for the nine months ended September 30, 1995. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in other expenses and an increase in the provision for income taxes.

Interest Income and Expense. Interest income increased by $1,567,000 from $2.9 million for the nine months ended September 30, 1995 to $4.5 million for the nine months ended September 30, 1996. Interest income on loans increased $1,264,000 due to an increase in the average loan portfolio balance for the nine months ended September 30, 1996 to $46.3 million compared to $25.8 million during the 1995 period partially offset by a decrease in the weighted average yield from 10.42% in 1995 to 9.45% in 1996. Interest on investment securities increased $290,000 due to an increase in the average investment securities portfolio during the nine months ended September 30, 1996 to $23.7 million from $16.3 million during 1995 partially offset by a decrease in the weighted average yield from 6.37% in 1995 to 6.03% in 1996. Interest on federal funds sold and other interest-earning assets increased $13,000 due to an increase in the average balance of these assets from 1995 to 1996, as well as an increase in the weighted average yield.

    Interest expense on deposit accounts increased to $2,601,000 for the nine months ended September 30, 1996 from $1,512,000 for the nine months ended September 30, 1995. Interest expense increased due to an increase in the average balance partially offset by a decrease in the weighted average rate from 1995 to 1996. The average balance for the nine months ended September 30, 1996 was $64.5 million compared to $37.2 million during 1995 and the weighted average rate was 5.38% in 1996 compared to 5.42% in 1995.

Provision for Credit Losses. The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision increased from $171,000 for the nine months ended September 30, 1995 to $190,000 for the nine months ended September 30, 1996. The increase was deemed appropriate by management due to the growth in the loan portfolio in 1996.

Other Expense. Total other expense increased $113,000 to $1.1 million for the nine months ended September 30, 1996 from $1.0 million for the nine months ended September 30, 1995, primarily due to an increase in employee compensation and benefits related to the opening of two branch offices in March, 1995 and a branch office in September, 1995.

Provision for Income  Taxes.  The income tax provision for the nine months ended
    September 30, 1996 was $273,000 (an effective rate of 41.1%) compared to $95,000 (an effective rate of 33.5%) for the comparable 1995 period. The increased rate is primarily due to an increase in net earnings of the Holding Company which is taxed at a higher state income tax rate than that of the Bank.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION


                    Item 6. Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended September 30, 1996.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INTERVEST BANCSHARES CORPORATION
                                       AND SUBSIDIARY
                                       (Registrant)






Date:       October 23, 1996             By:     /s/ Lowell S. Dansker
           ------------------------              ----------------------
                                                 Lowell S. Dansker, President
                                                    and Treasurer
                                                   (Chief Financial Officer)




Date:       October 23, 1996             By:     /s/ Lawrence G. Bergman
           ----------------------                ------------------------
                                                 Lawrence G. Bergman,
                                                  Vice President and Secretary