Form 10KSB
period 1996-12-31
INTERVEST BANCSHARES CORP
filed 1997-03-31
CIK 927807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
                                   FORM 10-KSB

               X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended                                 Commission File Number
   December 31, 1996                                            33-82246
-------------------------                                 ----------------------

                        INTERVEST BANCSHARES CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                        13-3699013
-------------------------------                       ---------------------
(State or Other Jurisdiction of                       (I.R.S. Employer No.)
Incorporation or Organization)

         10 Rockefeller Plaza, New York, New York                10020-1903
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)                (Zip Code)

                                 (212) 757-7300
                 Issuer's Telephone Number, Including Area Code

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                ----------------
                                (Title of Class)

           Securities Register Pursuant to Section 12 (g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X          NO  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge in definitive proxy or information statements incorporated by reference in Part III to this Form 10-KSB or any amendment to this Form 10-KSB (X) .

The Issuer's total interest income and total other income for its most recent fiscal year was $6,381,000 and $106,000, respectively.

The aggregate market value of the Issuer's voting stock held by non-affiliates computed by reference to the price at which the stock was sold is $3,000,000.

As of March 15, 1997 there were 900,000 shares of the Issuer's Class A common stock and 200,000 shares of the Issuer's Class B common stock outstanding.

Indicate by check mark whether the Issuer is utilizing  the  Transitional  Small
Business Format. YES ________     NO X .



                                TABLE OF CONTENTS



                                                      PART I

                                                                                                              Pages

Item 1            Description of Business                                                                         4
Item 2            Description of Property                                                                         8
Item 3            Legal Proceedings                                                                               8
Item 4            Submission of Matters to a Vote of Security Holders                                             8



                                                      PART II

Item 5            Market for Common Equity and Related Stockholder Matters                                        8
Item 6            Management's Discussion and Analysis or Plan of Operations                                     10
Item 7            Financial Statements                                                                           32
Item 8            Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                            52



                                                     PART III

Item  9           Directors, Executive Officers, Promoters and Control Persons of the
                  Registrant; Compliance with Section 16(a) of the Exchange Act                                  52
Item 10           Executive Compensation                                                                         53
Item 11           Security Ownership of Certain Beneficial Owners and Management                                 55
Item 12           Certain Relationships and Related Transactions                                                 56
Item 13           Exhibits, Lists and Reports on Form 8-K                                                        58

SIGNATURES

                                     PART I

Item 1.  Description of Business

         Intervest Bancshares Corporation (the "Company) is a registered bank holding company incorporated under the laws of the State of Delaware on February 5, 1993. The principal offices of the Company are located at 10 Rockefeller Plaza, Suite 1015, New York, New York 10020-1903, and its telephone number is 212-757-7300. The Company's primary asset is Intervest Bank (the "Bank"), a
Florida chartered bank which is a member of the Federal Reserve System. The Company owns approximately 96% of the issued and outstanding shares of the Bank. The Company, through its controlling ownership of the Bank, engages in the business of commercial banking. The Company engages in no substantial business activities other than mortgage lending and activities related to its ownership of the Bank.

         The Bank was originally chartered in December, 1987. It operated as Countryside Bankers until 1994, when its name was changed to Intervest Bank. The principal executive offices of the Bank are located at 1875 Belcher Road North, Clearwater, Florida 34625, and its telephone number is (813) 791- 6115. In addition to its principal office, which is leased, the Bank operates three branch offices in Clearwater, Florida at 606 Chestnut Street, 2175 Nursery Road, and 2575 Ulmerton Road. It has also acquired property at 6750 Gulfport Blvd., South Pasadena, Florida and expects to open a fourth branch office at that location in the summer of 1997.

         The Bank is subject to examination and comprehensive regulation by the Federal Reserve Board (the "FRB") and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law. The Bank is a member of the Federal Reserve System. The Bank is also subject to the supervision of and examination by the Florida Department of Banking and Finance.

         The Bank primarily focuses on providing personalized banking services to businesses and individuals within the market area where its banking office is located. Management believes that this local market strategy enables the Bank to attract and retain low cost core deposits which provide substantially all of the Bank's funding requirements.

         Deposit services include certificates of deposit, individual retirement accounts ("IRAs") and other time deposits, checking and other demand deposit accounts, NOW accounts, savings accounts and money market accounts. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those in the area. All deposit accounts are insured by the FDIC up to the maximum limits permitted by law. The Bank solicits these accounts from small businesses, professional firms and households located throughout its primary market area.

         The Bank also offers ATM cards with access to local, state, and national networks, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank periodically reviews the scope of the products and services it offers so as to assess whether additional products or services should, consistent with market opportunities and available resources, be included in the Bank's products and services.

         The Bank conducts commercial and consumer banking business which primarily consists of attracting deposits from the areas served by its banking offices and using those deposits, together with funds derived from other sources, to originate a variety of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). Commercial loans include both collateralized and uncollateralized loans for working capital (including inventory and receivables), business expansion (including real estate acquisitions and improvements), and purchases of equipment and machinery. Consumer loans include collateralized and uncollateralized loans for financing automobiles, boats, home improvements, and personal investments.

         The revenues of the Bank are primarily derived from interest on, and fees received in connection with, commercial real estate and other loans, and from interest and dividends from securities, and short-term investments. The principal sources of funds for the Bank's lending activities are its deposits, repayment of loans, the income from and maturity of securities and capital contributions from the Company. The principal expenses of the Bank are the interest paid on deposits and operating and general administrative expenses.

         As is the case with banking institutions generally, the Bank's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the FRB, the FDIC, and the State of Florida. Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans.

Market Area

         The Bank's facilities are located in Pinellas County, which is the Bank's primary market area. Pinellas County has an estimated resident population of approximately 850,000 people. The Bank's deposit gathering and lending markets are concentrated on the communities surrounding its offices in Clearwater, Florida. Management believes that its offices are located in an area serving small and mid-sized businesses and serving middle and upper income residential communities.

Market for Services

         Management believes that the Bank's principal markets are: (i) the established and expanding commercial market within the primary market area: and
(ii) the moderate and the affluent residential market within the primary market area. Moreover, management believes that a community bank is well positioned to establish these relationships with both commercial customers and households. Management believes that the Bank is well positioned to take advantage of its market segment.

         Businesses are solicited through the personal efforts of the Bank's directors and officers. Management believes a locally-based bank is often perceived by the local business community as possessing a clearer understanding of local commerce and its needs. Consequently, the Company expects that the Bank will be able to make prudent lending decisions quickly and more equitably than its competitors without compromising asset quality or the Bank's profitability.

Lending Activities

         The primary source of income generated by the Bank is from the interest earned from both the loan and securities portfolios. The Bank maintains diversification when considering investments and the granting of loan requests. Emphasis is placed on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. Lending activities include commercial and consumer loans and real estate loans. Commercial loans are originated for working capital funding. Consumer loans include those for the purchase of automobiles, boats, home improvements and investments. Real estate loans include primarily the origination of loans for commercial property. While the Bank's lending activities include single-family residential mortgages, such lending activities are not emphasized.

         At December 31, 1996 the Bank's net loan portfolio was $59.5 million, representing 56.6% of its total assets. As of such date, the loan portfolio consisted of 5.8% commercial loans, 94.0% real-estate mortgage loans and .2% consumer and other loans.

         Real Estate Mortgage Loans

         A portion of the Bank's real estate mortgage loans are made to finance the acquisition of single family residences. The Bank requires mortgage title insurance and hazard insurance in amounts deemed appropriate by Management.

         Commercial Lending

         The Bank offers a variety of commercial loan services including term loans, lines of credit and equipment financing. Short-to-medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

         The Bank's commercial loans primarily are underwritten in the Bank's primary market area on the basis of the borrower's ability to service such debt from income. As a general practice, the Bank takes as collateral a lien on any available real estate, equipment, or other assets. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his employment and other income and which are collateralized by real property whose value tends to be more readily ascertainable, commercial loans typically are underwritten on the basis of the borrower's ability to make repayment from the cash flow of his business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

         Consumer Loans

         Consumer loans made by the Bank have included automobiles, recreation vehicles, boats, second mortgages, home improvements, home equity lines of credit, personal (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans periodically range from 36 to 180 months and vary based upon the kind of collateral and size of loan.

         Consumer loans typically have a short term and carry higher interest rates than that charged on other types of loans. Installment loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by commercial banks such as residential mortgage loans. In many instances, the Bank is required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection. Accordingly, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans.

         Loan Solicitation and Processing

         Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by the Bank's loan officers, existing customers and borrowers, advertising, walk-in customers and referrals from brokers.

         Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment income and credit standing. An appraisal, where required, of any real estate intended to collateralize the proposed loan is undertaken by an appraiser approved by the Bank.

Competition

         The Bank encounters strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking in the Bank's primary market area. In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in Pinellas County and elsewhere. Most of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Company's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. See "Investment Considerations and Risk Factors-Competition."

         Management believes that the Company and the Bank are well positioned to compete successfully in its primary market area, although no assurances can be given. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. As an independent community bank headquartered in the Bank's primary market area, management believes that the Bank's community commitment and involvement in its primary market area, as well as its commitment to quality, personalized banking services, are factors that contribute to the Bank's competitiveness.

Employees

         At December 31, 1996, the Company and the Bank together employed 24 full-time and 1 part-time employees. None of these employees is covered by a collective bargaining agreement and the Company believes that its employee relations are good.

Item 2.  Description of Property

         The office of the Company is at 10 Rockefeller Plaza, New York, New York. The Bank maintains its principal office in leased premises of approximately 6,800 square feet at 1875 Belcher Road North, Clearwater, Florida. The Bank's office includes an outside drive-through teller station. In addition to its principal office, the bank owns three branch offices in Clearwater, Florida. One branch is located at 606 Chestnut Street. This facility is undergoing extensive reconstruction and it is expected to re-open in June of 1997 as a two-story building of approximately 21,000 square feet with a drive-through teller facility. The Bank will occupy the ground floor as its principal office and the upper floor will be available for lease to commercial tenants. Another branch is located at 2175 Nursery Road and consists of a facility of approximately 2,700 square feet and likewise includes drive-through teller facilities. The third branch is located in a three-story building at 2575
Ulmerton Road. The branch office occupies the ground floor, which consists of approximately 2,500 square feet. This branch office likewise includes drive-through teller facilities. The Bank subleases a portion of its office space at its principal office and leases a portion of available office space in its branch office at 2575 Ulmerton Road to commercial tenants. During 1996, the Bank acquired a former bank office located at Gulfport Boulevard in South Pasadena, Florida, which consists of a one-story building of approximately 2,500 square feet, with a drive-through teller facility. The building will be renovated and it is anticipated that it will open as a branch office on or about July of 1997.

Item 3.  Legal Proceedings

         The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

Market for Securities

         There is no established public trading market for the securities of the Company, and it is not presently contemplated that the Company's securities will be included in any established exchange. The Company currently has 900,000 shares of Class A common stock and 200,000 shares of Class B common stock issued and outstanding. In addition, the Company has 1,019,110 shares of Class A common stock and 100,000 shares of Class B Common Stock reserved for issuance upon the exercise of warrants issued or to be issued by the Company. The 200,000 shares of the Company's Class B common stock are convertible in some circumstances into 200,000 shares of the Company's Class A common stock. There are currently approximately 90 holders of record of the Company's Class A common stock; and three shareholders of record of the Company's Class B common stock. The shares of Class B common stock and the Shares of Class A common stock into which they are convertible, together with the 600,000 shares of the Company's shares of Class A common stock held of record by the three initial shareholders, may be sold pursuant to Securities and Exchange Commission Rule 144, promulgated under the Securities Act, if the conditions of Rule 144 are met.

Dividends

         Holders of the Company's Class A common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. No dividends may be declared or paid with respect to shares of Class B common stock until January 1, 2000.

         The Company has not paid any cash dividends on its capital stock and there is no immediate prospect or contemplation of the payment of dividends on the Company's Stock.

         The Company's ability to pay dividends is generally limited to earnings from the prior year, although retained earnings and dividends from the Bank to the Company may also be used to pay dividends under certain circumstances. The primary source of funds for dividends payable by the Company to its shareholders is dividends payable to it by the Bank.

         The payment of dividends by the Bank is subject to a determination by the Bank's Board of Directors and is dependent upon a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax considerations of the Bank and the Company, the number of outstanding shares of stock, and general economic conditions. There are various legal limitations with respect to the Bank's financing or otherwise supplying funds to the Company. In particular, under federal banking law, the Bank may not declare a dividend that exceeds undivided profits. In addition, the approval of the Federal Reserve Bank of Atlanta (the "Atlanta FRB"), as well as the Florida Department of Banking and Finance, is required if the total amount of all dividends declared in any calendar year exceeds the Bank's net profits, as defined, for that year, combined with its retained net profits for the proceeding two years. The Atlanta FRB also has the authority to limit further the payment of dividends by the Bank under certain circumstances. In addition, federal banking laws prohibit or restrict the Bank from extending credit to the Company under certain circumstances. The FRB not only has established certain financial and capital requirements that affect the ability of the Bank to pay dividends, but it has also the general authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of the Bank, the payment of cash dividends could be deemed to constitute such an unsafe or unsound practice.

         Both the FRB and the Florida Department of Banking and Finance, which regulate and supervise the Bank and the Company, have publicly stated their view that it is generally an unsafe and unsound practice to pay cash dividends except out of current operating earnings. Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such bank. Consistent with this policy, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not pay cash dividends unless the available net earnings of the bank holding company is sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the Company's capital needs, asset quality and overall financial condition.

         The ability of the Bank and the Company to pay cash dividends is currently, and in the future could be further influenced by bank regulatory policies or agreements and by capital guidelines. Accordingly, the actual amount, if any, and timing of future dividends will depend on, among other things, future earnings, the financial condition of the Bank and the Company, the amount of cash on hand at the Company level, outstanding debt obligations, if any, and the requirements imposed by regulatory authorities.

Item 6.  Management's Discussion and Analysis or Plan of Operation

General

         The Company's principal asset is its ownership of a controlling interest in the Bank. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest-rate earned and paid on these balances. Net interest income is dependent upon the Bank's interest-rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, the Bank's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of loan and other fees. Noninterest expense consists of compensation and benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

         Since its acquisition of control of the Bank in 1993, the Company has sought to strengthen the operation of the Bank, to improve asset quality, to increase the loan portfolio and to decrease nonperforming loans. During 1994, the Company completed a public offering of 300,000 Units for gross proceeds of $3,000,000 (the "1994 Offering"). Each Unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of Class A common stock. The Company has issued additional warrants related to 384,800 shares of Class A common stock to officers, directors, and employees of the Company and the Bank, which are exercisable at a price of $10 per share. During 1996, a warrant to purchase shares of Class A Common Stock was issued to the Company's Executive Vice President, which is exercisable for 334,310 shares on or before January 31, 2006 at $10 per share. The Company has reserved a total of 1,019,110 shares of Class A stock for issuance upon exercise of the Company's warrants to purchase shares of Class A Common Stock. During 1996, the Board of Directors authorized the issuance of a warrant to purchase 100,000 shares of Class B Common Stock to its Executive Vice President. That warrant is exercisable at $10.00 per share on or before January 31, 2007.

         In November of 1994, the Bank acquired two bank branches located in Clearwater, Florida, each of which includes a single free-standing office facility. The aggregate purchase price for the properties was $1,077,000. In 1995, the Bank acquired and opened a third branch office in Clearwater, Florida, which is a three-story office building. The purchase price for that facility was $850,000. During 1996, the Bank also acquired a branch site in South Pasadena, Florida at a purchase price of $187,700 and expects to open a branch there in the summer of 1997. Management believes that additional capital is the key to any expansion program and, to this end, it will continually assess the need for capital, both at the Bank and the Company levels. If it is determined that additional capital is necessary to support the operations of the Company or the Bank or to support any expansion or acquisition activities, transactions to obtain additional financing will be considered by the Company. In that regard, during 1995, the Company purchased 200,000 additional shares of the common stock of the Bank at a purchase price of $5.00 per share, for an aggregate amount of $1.0 million. In connection with that transaction, the Company was granted a warrant, exercisable from time to time, in whole or in part, to purchase up to 200,000 additional shares at that price. The warrant expires December 31, 1999.

         The Bank's present offices are located in Clearwater, Florida. Clearwater is located in Pinellas County, which is the most populous county in the Tampa Bay area of Florida. It anticipates an additional office in South Pasadena, which is also in Pinellas County. The "Tampa Bay" area is located on the West Coast of Florida, midway up the Florida peninsula. The major cities in the area are Tampa (Hillsborough County) and St. Petersburg and Clearwater (Pinellas County).

         The current population of the Tampa Bay area is estimated at approximately 2,200,000, which reflects population increases of approximately 45% between 1970 and 1980, and approximately 27% between 1980 and 1990. Pinellas is the most densely populated county in Florida, with more than 2,800 people per square mile. The average age of the population for the region is estimated at 45 years (as compared to 38 years for the State of Florida), and this reflects the history of Pinellas County as a retirement area. Recent years have shown a slight drop in average age due to an increase in office and manufacturing employment opportunities.

         The economy of Pinellas County has historically been tourist and retirement oriented. Pinellas County has recently attracted a larger share of new business, particularly in the high technology industries. Total per capita personal income in Pinellas County increased from approximately $15,000 in 1984 to approximately $22,700 in 1992. Employment in the region reflects a broad-based economy, with an emphasis on the retail trade and service industries.

         The housing market in the region remains stable in the view of management, although housing starts have slowed from the high levels experienced during the 1970's.

         Clearwater is the county seat of Pinellas County and its second largest city. It encompasses approximately 32 square miles and has a population of approximately 100,000.

         Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition and results of operations of the Company for the years ended December 31, 1996 and 1995. This discussion should be read in conjunction with the consolidated financial statements and related footnotes presented elsewhere herein.

Results Of Operations

Comparison of Year Ended December 31, 1996 and 1995.

General

         Net earnings for the year ended December 31, 1996 were $558,000 compared to $270,000 for the year ended December 31, 1995. This increase in the Company's net earnings was primarily due to an increase in net interest income partially offset by an increase in other expenses and provision for income taxes.

Interest Income and Expense

         Interest income increased by $2,191,000 from $4,190,000 for the year ended December 31, 1995 to $6,381,000 for the year ended December 31, 1996. Interest income on loans increased $1,746,000 due to an increase in the average loan portfolio balance from $28.1 million for the year ended December 31, 1995 to $49.3 million for 1996, partially offset by a decrease in the weighted average yield of 87 basis points. Interest on securities increased $434,000 due to an increase in the average securities balance from $16.8 million in 1995 to $25.6 million in 1996, partially offset by a decrease in average yield from 6.44% in 1995 to 5.92% in 1996. Interest on other interest-earning assets increased $11,000 primarily due to an increase from $4.3 million in average other interest-earning assets in 1995 to $4.7 million in 1996.

         Interest expense increased to $3,745,000 for the year ended December 31, 1996 from $2,225,000 for the year ended December 31, 1995. Interest expense on deposit accounts increased because of a $28.6 million increase in the average balance, although there was a decrease of 6 basis points in the average yield paid on deposits for the year ended December 31, 1996 compared to 1995.

Provision for Loan Losses

         The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank's market areas, and other factors related to the collectability of the Bank's loan portfolio. The provision increased from $233,000 for the year ended December 31, 1995 to

$250,000 for the year ended December 31, 1996. The ratio of net charge-offs to average loans outstanding was .001 at December 31, 1996 and 1995. The ratio of allowance for loan losses to period-end total loans was .013 at December 31, 1996 and .016 at December 31, 1995. At December 31, 1996, there were no non-performing loans. Management believes that the allowance for loan loss of $811,000 is adequate at December 31, 1996.

Other Income

         Total other income increased $17,000 for the year ended December 31, 1996 compared to 1995.

Other Expenses

         Total other expenses increased $136,000 for the year ended December 31, 1996 when compared to 1995, primarily due to an increase in employee compensation and benefits, partially offset by a decrease in occupancy and equipment expenses and federal insurance premiums. The increase in employee compensation and benefits is primarily due to additional personnel for the new branches. The decrease in occupancy and equipment expense is due to an increase in income from the leasing of space in Company buildings to third parties.

Provision for Income Taxes

         In 1996 the provision for income taxes is $383,000, an effective income tax rate of 40.7%, as compared to $136,000 and 33.5% respectively, in 1995. The increase is primarily due to an increase in net earnings of the holding company, which are taxed at a higher state income tax rate than those of the Bank.

Net Interest Income

         Net interest income, which constitutes the principal source of income for the Company, represents the difference between income on interest-earning assets and interest expense on interest-bearing liabilities. The principal interest-earning assets are investments and loans made to businesses and individuals. Interest-bearing liabilities primarily consist of time deposits, interest paying checking accounts ("NOW accounts"), retail savings deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of the average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

         Net interest income was $2,636,000 for the Company for the year ended December 31, 1996 compared with $1,965,000 for the year ended December 31, 1995. This improvement in net interest income is primarily a result of a higher volume of net interest-earning assets.

         The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest rate spread; (v) net interest margin. Average balances are based on average daily balances.


                                                            Year Ended December 31,
                                    ------------------------------------------------------------------------
                                                  1996                               1995
                                    ------------------------------------------------------------------------
                                                       (Dollars in thousands)
                                                  Interest     Average               Interest        Average
                                      Average       and         Yield/     Average     and           Yield/
                                      Balance     Dividends      Rate      Balance   Dividends       Rate
                                      -------     ---------      ----      -------   ---------       ----

Interest-earning assets:
  Loans(1)                            $49,266       4,624        9.39%     $28,052      2,878        10.26%
  Securities                           25,577       1,514        5.92%      16,775      1,080         6.44%
  Other interest-earning assets(2)      4,730         243        5.14%       4,266        232         5.44%
                                      -------        ----      -------     -------     -----

         Total interest-earning
             assets                    79,573       6,381        8.02%      49,093      4,190         8.53%
                                                   -------                              -----

Noninterest-earning assets              4,089                                4,007
                                        -----                                -----


         Total assets                 $83,662                               53,100
                                      =======                                =====

Interest-bearing liabilities:
   Demand, money market and
     NOW deposits                       8,432         310        3.68%       5,515        141         2.56%
   Savings                              1,470          62        4.22%         681         15         2.20%
   Certificates of deposit             59,437       3,371        5.67%      34,562      2,068         5.98%
   Other                                   34           2        5.88%          17          1         5.88%
                                       ------       -----        ----       ------      -----

         Total interest-bearing
            liabilities                69,373       3,745        5.40%      40,775      2,225         5.46%
                                                   -------                              -----

Noninterest-bearing liabilities         4,840                                3,356

Stockholders' equity                    9,449                                8,969
                                       -------                               -----


         Total liabilities and
            stockholders' equity      $83,662                              $53,100
                                      =======                              =======


Net interest/dividend income                      $ 2,636                             $ 1,965
                                                  =======                             =======


Interest rate spread(3)                                          2.62%                                3.07%
                                                                 =====                                =====

Net interest margin(4)                                           3.31%                                4.00%
                                                                 =====                                =====

Ratio of average interest-earning
   assets to average interest-
   bearing liabilities                   1.15                                 1.20
                                         ====                                 ====


------------------------------------

(1)      Includes nonaccrual loans.

(2)      Includes interest-bearing deposits.

(3)      Interest  rate spread  represents  the  difference  between the average
         yield   on   interest-earning   assets   and   the   average   cost  of
         interest-bearing liabilities.

(4)      Net  interest   margin  is  net  interest  income  divided  by  average
         interest-earning assets.


Rate/Volume Analysis

         The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

                                                       December 31,
                                                      1996 vs. 1995
                                                 --------------------------
                                                 Increase (Decrease) Due to
                                                 --------------------------
                                                               Rate/
                                             Rate    Volume    Volume    Total
                                             ----    ------    ------    -----
                                                  (Dollars in thousands)
Interest-earning assets:
   Loans                                    $(245)    2,176     (185)    1,746
   Securities                                 (87)      567      (46)      434
   Other interest-earning assets              (13)       25       (1)       11
                                            -----     -----    -----     -----

  Total                                     $(345)    2,768     (232)    2,191
                                            -----     -----    -----     -----

Interest-bearing liabilities:
   Demand, Money Market and NOW Deposits       62        74       33       169
   Savings                                     14        17       16        47
   Certificates of Deposit                   (107)    1,488      (78)    1,303
   Other Borrowings                          --           1     --           1
                                            -----     -----    -----     -----

  Total                                       (31)    1,580      (29)    1,520
                                            -----     -----    -----     -----

Net change in net interest income
   before provision for credit losses       $(314)    1,188     (203)      671
                                            =====     =====    =====     =====



Income Taxes

  At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes available to offset future federal taxable income. They were in the aggregate amount of $826,000, with specified portions expiring in each year from 2004 through 2008. The carryforwards are subject to an annual limitation of $332,000.

  At the time of its incorporation, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires it to take into account changes in tax rates when valuing the deferred income tax amounts carried on its balance sheets.

Asset/Liability Management

  A principal objective of the Bank's asset/liability management strategy is to minimize the Bank's exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of the Asset and Liability Committee of the Bank (the "ALCO Committee") which establishes policies and monitors results to control interest rate sensitivity.

  As a part of the Bank's interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are "interest rate-sensitive" and monitors the Bank's interest rate sensitivity "gap." An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of the Bank's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

  A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the ALCO Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps") which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest-rate increase.

  Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. The ALCO Committee has adopted a goal of achieving and maintaining a six-month ratio between rate sensitive assets to rate sensitive liabilities of
 .80 to 1.20.

  Principal among the Bank's asset/liability management strategies has been the emphasis on managing its interest-rate sensitive liabilities in a manner designed to attempt to reduce the Bank's exposure during periods of fluctuating interest rates. Management believes that the type and amount of the Bank's interest rate-sensitive liabilities may reduce the potential impact that a rise in interest rates might have on the Bank's net interest income. Additionally, the Bank maintains a "floor," or minimum rate, on many of its floating or prime based loans. The "floor" amount for each specific loan is determined in relation to the prevailing market rates on the date of origination and management retains a great deal of flexibility in connection with the establishment of floors for particular loans. Management recognizes that floors allow the Bank to continue to earn a higher rate when the floating rate falls below the established "floor" rate.

  The following table sets forth certain information relating to the Company's interest-earning assets and interest-bearing liabilities at December 31, 1996 that are estimated to mature or are scheduled to reprice within the period shown.


                                                                                        More than         More than
                                                                                        One Year and      Five Years and
                                                       0-3              4-12            Less than         Less than
                                                     Months            Months           Five Years        Ten Years          Total
                                                     ------            ------           ----------        ---------          -----
                                                                           (Dollars in thousands)
Mortgage and commercial loans (1):
   Commercial loans                                   $2,554            $382               $578           $-----            $3,514
   Commercial real estate loans                        5,941           9,617             38,581               59            54,198
   Residential mortgage loans                            238             547                400            1,599             2,784
   Consumer loans                                         57               8                 92             ---                157
                                                     -------           ------           -------           -------           ------

         Total loans                                   8,790           10,554            39,651            1,658            60,653
                                                       -----           ------            ------            -----            ------

Federal funds sold                                     3,452            ----               ----             ----             3,452
Interest-bearing deposits with banks                    ----            ----                 99             ----                99
Securities (2)(3)                                      4,492           3,650             26,365              203            34,710
                                                       -----           -----             ------              ---            ------

         Total rate-sensitive assets                  16,734          14,204             66,115            1,861            98,914
                                                      ======          ======             ======            =====            ======

Deposit accounts (2):
   Money market deposits                               7,507            -----            -----             -----             7,507
   NOW deposits                                        4,536            -----            -----             -----             4,536
   Savings deposits                                    4,742            -----            -----             -----             4,742
   Certificates of deposit                            11,826           30,994            30,613              828            74,261
                                                      ------           ------            ------              ---            ------

         Total rate-sensitive liabilities             28,611           30,994            30,613                             91,046
                                                      ======           ======            ======            =====            ======

GAP (repricing differences)                         $(11,877)         (16,790)           35,502            1,033             7,868
                                                     ---------         --------          ------            -----             -----

Cumulative GAP                                       (11,877)         (28,667)            6,835            7,868
                                                     --------          --------           -----            -----

Cumulative GAP/total assets                           (11.29)%         (27.25)%            6.50%            7.48%
                                                      =====          ========             =====             =====

-------------------------------

(1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed rate loans are scheduled, including repayment, according to their maturities.

(2) Money market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates. Securities are also scheduled through the maturity dates.

(3)      Includes Federal Reserve Bank stock.

Financial Condition

Lending Activities

         A significant source of income for the Company is the interest earned on loans. At December 31, 1996, the Company's total assets were $105.2 million and its net loans were $59.5 million or 57% of total assets as compared to $68.9 million of total assets at December 31, 1995, and net loans of $36.5 million representing 53% of the total assets at December 31, 1995.

         Lending activities are conducted pursuant to a written policy which has been adopted by the Bank. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain directors of the Bank.

                                              LOAN PORTFOLIO ANALYSIS

         The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated.

                                    At December 31, 1996   At December 31, 1995
                                    --------------------   --------------------
                                                    % of                  % of
                                   Amount           Total    Amount       Total
                                               (Dollars in thousands)

Commercial loans                $  3,514             5.8%   $  4,391       11.8%
Commercial real estate loans      54,198            89.4      29,719       79.7
Residential mortgage loans         2,784             4.6       3,046        8.2
Consumer loans                       157              .2         115         .3
                                  ------            ----      ------       ----

         Total loans              60,653           100.0%     37,271      100.0%
                                  ------            ----      ------       ----
Add (Deduct):
   Deferred loan fees               (343)                       (186)
   Unamortized discount             --                           (27)
                                  ------                      ------

         Loans, net             $ 60,310                   $  37,058
                                ========                   =========

         The following table reflects the contractual principal repayments by period of the Company's loan portfolio at December 31, 1996.

                                       Residential  Commercial
Years Ended    Commercial   Mortgage   Real Estate  Consumer
December 31,    Loans        Loans        Loans      Loans       Total
------------    -----        -----        -----      -----       -----
                             (Dollars in thousands)
1997           $2,872         362       4,012       96           7,342
1998              237         372       3,438       33           4,080
1999              156         300       6,962       12           7,430
2000-2001         184         582      17,502       16          18,284
2002-2003          65         437       4,279      ---           4,781
2004-2010         ---         731      18,005      ---          18,736
              -------         ---      ------      ---          ------
Total          $3,514      $2,784     $54,198     $157         $60,653
               ======      ======     =======     ====         =======


         Of the $53.3 million of loans due after 1997, 25.9% of such loans have fixed interest rates and 74.1% have adjustable interest rates.


         The following table sets forth total loans originated and repaid during the periods indicated.

                                               Year Ended    Year Ended
                                               December 31,  December 31,
                                                  1996          1995
                                                  ----          ----
                                                    (in thousands)

Originations:
         Commercial loans                        $    497          777
         Commercial real estate loans              30,802       18,709
         Consumer loans                               145          124
                                                 --------     --------

                  Total loans originated           31,444       19,610

         Principal reductions                      (8,082)      (5,174)
                                                 --------     --------

           Increase (decrease) in total loans    $ 23,362       14,436
                                                 ========     ========


Asset Quality

         Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in the Bank's loan portfolio are collateralized by commercial real estate mortgages. As of December 31, 1996, approximately 89.4%, and as of December 31, 1995, approximately 79.7% of the total loan portfolio was collateralized by this type of property. The level of delinquent loans and foreclosed real estate also is relevant to the credit quality of a loan portfolio. As of December 31, 1996, non-performing assets totaled $185,000, while as of December 31, 1995, there were no non-performing assets.

         In an effort to maintain the quality of the loan portfolio management seeks to minimize higher risk types of lending. In view of the relative significance of real estate related loans, a downturn in the value of the real estate could have an adverse impact on the Company's profitability. However, as part of its loan portfolio management strategy, the Company typically limits its loans to a maximum of 75% of the value of the underlying real estate as determined by an MAI appraisal. In addition, knowledgeable members of management make physical inspections of properties being considered for mortgage loans. Management believes that such precautions reduce the Company's exposure to the risks associated with a downturn in real estate values. See "Investment Considerations and Risk Factors--Local Economic Conditions."

         Commercial loans also entail risks since repayment is usually dependent upon the successful operation of the commercial enterprise. They also are subject to adverse conditions in the economy. Commercial loans are generally riskier than mortgage loans because they are typically underwritten on the basis of the ability to repay from the cash flow of a business rather than on the ability of the borrower or guarantor to repay. Further, the collateral underlying commercial loans may depreciate over time, cannot be appraised with as much precision as real estate, and may fluctuate in value based on the success of the business.

         Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company, on a routine basis, monitors these concentrations in order to make necessary adjustments in its leading practices that most clearly reflect the economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of December 31, 1996:

                  Commercial loans                               5.8%
                  Real estate mortgage loans                    94.0%
                  Consumer and other loans                        .2%

         The Loan  Committee of the Board of Directors of the Bank  concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and ensure the existence and valuations of collateral. In addition, management of the Bank has established a review process with the objective of quickly identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and non-performing loans as early as possible. Management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards.
See "Investment Considerations and Risk Factors-Supervision and Regulation."

Classification of Assets

         Generally, interest on loans is accrued and credited to income based upon the principal balance outstanding. It is management's policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans will be charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans will not be returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance.

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate. At December 31, 1996, the Bank had foreclosed real estate totaling $185,000. Foreclosed real estate is recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time it is transferred. Further allowances for losses are recorded at the time management believes additional deterioration in value has occurred.

         The following table sets forth certain information on nonaccrual loans and foreclosed real estate, the ratio of such loans and foreclosed real estate to total assets as of the dates indicated, and certain other related information.

                                                               At December 31,
                                                              1996       1995
                                                              ----       ----
                                                          (Dollars in thousands)

Nonaccrual loans:
     Residential mortgage loans                                --         --
     Commercial loans                                          --         --
     Consumer and other loans                                  --         --
                                                               ----    -------

         Total non-accrual loans                               --         --
                                                               ====    =======

         Total nonperforming loans                             --         --
                                                               ====    =======
Total nonperforming loans to
            total loans                                        --%        --%

         Total nonperforming loans to
            total assets                                       --         --
                                                               ----    -------

Foreclosed real estate:

   Real estate acquired by foreclosure or
     deed in lieu of foreclosure                               $185       --
                                                               ----    -------

         Total nonperforming loans and
            foreclosed real estate                             $185       --
                                                               ====    =======

         Total nonperforming loans and
            foreclosed real estate to total assets              .17%      --%
                                                               ====    =======

Loan Impairment and Losses

         On January 1, 1995, the Company adopted Statements of Financial Accounting Standards No. 114 and 118 ("SFAS 114 and 118"). These Statements address the accounting by creditors for impairment of certain loans. The Statements generally require the Company to identify loans for which the Company probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Company has implemented the Statements by modifying its monthly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements. The adoption of the Statements did not have any material effect on the results of operations for the years ended December 31, 1996 and 1995.

         Management considers a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal and interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and interest payments other than minimum delays or shortfalls in payments, and (iii) other information known by management which would indicate that full repayment of the principal and interest is not probable. In evaluating loans for impairment, management generally considers delinquencies of 60 days or less to be minimum delays, and accordingly does not consider such delinquent loans to be impaired in the absence of other indications of impairment.

         Management evaluates smaller balance, homogeneous loans for impairment and adequacy of allowance for loan losses collectively, and evaluates other loans for impairment individually, on a loan-by-loan basis. The Company evaluates the consumer loan portfolio which are smaller homogeneous loans for impairment on an aggregate basis, and utilizes its own historical charge-off experience, as well as the charge-off experience of its peer group and industry statistics to evaluate the adequacy of the allowance for loan losses. For all commercial, commercial real estate and residential mortgage loans, the Company evaluates loans for impairment on a loan-by-loan basis.

         The Company evaluates all nonaccrual loans as well as any accruing loans exhibiting collateral or other credit deficiencies for impairment. With respect to impaired, collateral-dependent loans, any portion of the recorded investment in the loan that exceeds the fair value of the collateral is charged off.

         For impairment recognized in accordance with SFAS 114 and 118, the entire change in the present value of expected cash flows, or the entire change in estimated fair value of collateral for collateral dependent loans is reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of the provision that otherwise would be reported.

         The Company had no impaired loans at December 31, 1996 or 1995. The average recorded investment in impaired loans during 1996 and 1995 was $31,000 and $5,000, respectively. No interest income on impaired loans was recognized in 1996 or 1995.

         Loans are reported at the principal amount outstanding net of the allowance for loan losses and unamortized premiums, discounts and deferred loan origination fees and costs.

         The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses inherent in existing loans and loan commitments, based on evaluations of collectability and prior loss experience. Management evaluates the adequacy of the allowance monthly, or more frequently if considered necessary. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem loans and commitments, and current and anticipated economic conditions that may affect the borrower's ability to repay.

         Management continues to actively monitor the Bank's asset quality and to charge-off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. The Bank's allowance at December 31, 1995 was $593,000, and the Bank increased its allowance for loan losses to $811,000 as of December 31, 1996, consistent with the increase in the loan portfolio, reflecting management's intent to maintain reserves at a level management believes to be adequate. See "Investment Considerations and Risk Factors--Adequacy of Allowance for Loan Losses."

         The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated:

                                   Year Ended     Year Ended
                                   December 31,   December 31
                                      1996          1995
                                   ----------------------
                                   (Dollars in thousands)

Average loans outstanding, net        $49,266    $28,052
                                      -------    -------

Allowance at beginning of period          593        369
                                      -------    -------
Charge-offs:
   Real estate loans                       62       --
   Commercial loans                      --           23
   Consumer loans                           3          7
                                      -------    -------

         Total loans charged-off           65         30
                                      -------    -------

Recoveries                                 33         21
                                      -------    -------

   Net charge-offs                         32          9
                                      -------    -------

Provision for loan losses charged
   to operating expenses                  250        233
                                      -------    -------

Allowance at end of period            $   811    $   593
                                      =======    =======

Ratio of net charge-offs to
   average loans outstanding             .001       .001
                                      =======    =======

Ratio of allowance for loan losses
   to period-end total loans             .013       .016
                                      =======    =======

Ratio of allowance for loan losses
   to nonperforming loans                --         --
                                      =======    =======

Period end total loan                 $60,653    $37,271
                                      =======    =======

         The following table presents information regarding the Company's total allowance for losses as well as the allocation of such amounts to the various categories of loans:

                              At December 31, 1996   At December 31, 1995
                              --------------------   --------------------
                                     Loans to           Loans to
                                      Total              Total
                               Amount      Loans  Amount       Loans
                               ------      -----  ------       -----
                                       (Dollars in thousands)

Commercial loans                 $ 82       10.1%  $140       23.6%
Commercial real estate loans      677       83.5    378       63.7
Residential real estate loans      50        6.2     72       12.2
Consumer loans and other            2         .2      3         .5
                                 ----    -----     ----    -----

   Total allowance for
     loan losses                 $811      100.0%  $593      100.0%
                                 ====      =====   ====      =====


         The allowance for loan losses represented 1.3% of the total loans outstanding at December 31, 1996, compared with 1.6% at December 31, 1995.

Securities


         The following table sets forth the carrying value of the Bank's securities portfolio as of the dates indicated:

                                  At December 31,
                                  ---------------
                                   1996      1995
                                   (in thousands)

Securities held to maturity:
  U.S. Treasury securities      $ 1,499    $ 2,265

Other U.S. Government and
  agency securities              33,008     17,365
                                -------    -------

                                $34,507    $19,630
                                =======    =======

    The  following   table  sets  forth,  by  maturity   distribution,   certain
information pertaining to the securities held-to maturity portfolio as follows:


                                      One Year              After One Year      After Five Years
                                       Or Less              to Five Years         to Ten Years              Total
                              ----------------------     --------------------  ------------------   -------------------
                              Carrying       Average     Carrying     Average  Carrying   Average   Carrying    Average
                                Value         Yield      Value        Yield     Value      Yield     Value       Yield
                                                                (Dollars in Thousands)

December 31, 1996:
   U.S. Treasury Securities    $   500        6.04% $      999        6.17%    $-----      ----%  $ 1,499         6.12%
   Other U.S. Government
     agency securities           8,142        5.97      22,856        6.16      2,010      6.33     33,008        6.12
                                 -----        ----      ------        ----      -----      ----     ------        ----
      Total                    $ 8,642        5.97%    $23,855        6.16%    $2,010      6.33%   $34,507        6.12%
                               =======        ====     =======        ====     ======      ====    =======        ====



December 31, 1995:
   U.S. Treasury Securities    $ 2,265        5.21%    $-----          --%     $-----    -----%    $ 2,265        5.21%
   Other U.S. Government
       agency securities         8,856        6.11       7,503        6.01      1,006      5.86     17,365        6.05
                                 -----        ----       -----        ----      -----      ----     ------        ----

                               $11,121        5.93%    $ 7,503        6.01%    $1,006      5.86%   $19,630        5.95%
                               =======        ====     =======        ====     ======      ====    =======        ====


Deposit Activities

      Deposits are the major source of the Bank's funds for lending and other investment purposes. Deposits are attracted principally from within the Bank's primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more) and retirement savings plans.

      Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

      Regulations promulgated by the FDIC pursuant to the Federal Deposit Insurance Company Improvement Act of 1991 ("1991 Banking Law") place limitations on the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the corrective action provisions of the 1991 Banking Law." See "Supervision and Regulation--Impact of the 1991 Banking Law." At December
31, 1996, the Bank met the definition of a "well capitalized" depository institution.

      The  following  table  shows  the   distribution  of,  and  certain  other
information relating to, the Bank's deposit accounts by type:


                                       At December 31, 1996             At December 31, 1995
                                   -----------------------------   -------------------------
                                            % of                                              % of
                                      Amount         Deposits                     Amount                   Deposits
                                                              (Dollars in thousands)

Demand deposits                      $2,401           2.6                            $2,729                  4.7%
NOW deposits                          4,536           4.9                             2,705                   4.6
Money market deposits                 7,507           8.0                             3,518                   6.0
Savings deposits                      4,742           5.0                               595                   1.0
                                      -----           ---                            ------                   ---
        Subtotal                     19,186          20.5                             9,547                   16.3
                                     ------          ----                            ------                   ----

Certificate of deposits:
   3.00%-3.99%                          ---        ----                                  24                   ----
   4.00%-4.99%                        1,682           1.8                               255                     .4
   5.00%-5.99%                       53,507          57.3                            23,756                   40.5
   6.00%-6.99%                       13,307          14.2                            14,109                   24.2
   7.00%-7.99%                        5,765           6.2                            10,910                   18.6
                                     ------          ----                            ------                   ----

Total certificates
   of deposit (1)                    74,261          79.5                            49,054                   83.7
                                     ------          ----                            ------                   ----

Total deposit                       $93,447         100.0%                           58,601                   100.0%
                                    =======         ======                           ======                   ======

-------------------------

(1) Includes individual retirement accounts ("IRAs") totaling $5,434,000 and $3,464,000 at December 31, 1996 and 1995 respectively, all of which are in the form of certificates of deposit.

        The following table shows the average amount of and the average rate paid on each of the following deposit account categories during the periods indicated:

                                                  Year Ended                                          Year Ended
                                                 December 31,                                        December 31,
                                                 ------------                                        ------------
                                                     1996                                                1995
                                          Average             Average                         Average           Average
                                          Balance             Yield                           Balance           Yield
                                          -------             -----                           -------           -----
                                                                     (Dollars in thousands)

Demand, money market
        & NOW                            $8,432               3.68%                             5,515           2.56%
Savings deposit                           1,470               4.22                                681           2.20
Certificates of deposit                  59,437               5.67                             34,562           5.98
Other                                        34               5.88                                 17           5.88
                                         ------               ----                             ------           ----

        Total deposits                  $69,373               5.40%                            40,775           5.46%
                                        =======               =====                            ======           =====


        The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of either the Bank or the Company. Management believes that substantially all of the Bank's depositors are residents in its primary market area. The Bank currently does not accept brokered deposits.

        The following tables presents by various interest rate categories the amounts of certificates of deposit at December 31, 1996 and December 31, 1995 which mature during the periods indicated:


                                                               Year Ending December 31,
                                           ------------------------------------------------------------------------
                                           1997            1998       1999      2000           2001           Total
                                           ----            ----       ----      ----           ----           -----

                                                               (dollars in thousands)

December 31, 1996:
     4.00%-4.99%                        $ 1,636              46        ---       ---             ---          1,682
     5.00%-5.99%                         36,664          10,477        620     3,741           2,005         53,507
     6.00%-6.99%                          4,545             404        803       465           7,090         13,307
     7.00%-7.99%                         ----                62      1,831     3,631             241          5,765
                                       --------         -------      -----     -----          ------         ------


Total certificates of deposit           $42,845          10,989      3,254     7,837           9,336         74,261
                                        =======          ======      =====     =====           =====         ======


                                                               Year Ending December 31,
                                            ------------------------------------------------------------------------
                                           1996            1997       1998      1999            2000       Total
                                           ----            ----       ----      ----            ----       -----

                                                               (dollars in thousands)

  December 31, 1995:
     3.00%-3.99%                       $     24             ---        ---       ---             ---           24
     4.00%-4.99%                            189              66        ---       ---             ---          255
     5.00%-5.99%                         15,218           3,152      1,582        12           3,792       23,756
     6.00%-6.99%                          7,865           4,214        393       806             831       14,109
     7.00%-7.99%                          5,440             ---         61     1,751           3,658       10,910
                                         ------         -------     ------     -----           -----       ------

Total certificates of deposit           $28,736           7,432      2,036     2,569           8,281       49,054
                                        =======           =====      =====     =====           =====       ======



Jumbo certificates ($100,000 and over) mature as follows:

                                At December 31,    At December 31,
                                ---------------    ----------------
                                        1996           1995
                                            (in thousands)

Due three months or less               $  733            630
Due over three months to six months     2,136            923
Due over six months to one year         2,566          2,048
Due over one year                       1,826          1,221
                                       -----          ------

                                       $7,261          4,822
                                       ======         ======


The following table sets forth the net deposit flows of the Bank during the periods indicated:

                                 Year Ended          Year Ended
                              December 31, 1996   December 31, 1995
                              -----------------   -----------------
                                          (in thousands)
Net increase (decrease) before
   interest credited               $31,168              26,343
Net interest credited              $ 3,678               2,166
                                   -------             -------

        Net deposit increase        34,846              28,509
                                   =======             =======


Liquidity and Capital Resources

        The Company's principal sources of funds are those generated by the Bank. The Bank's principal sources of funds are deposits, principal and interest payments on loans, maturities and interest on securities, and capital contributions from the Company. The Company's cash flow is affected by its operations, investing activities, and financing activities. Net cash provided from operations primarily results from net earnings adjusted for noncash accounting entries.

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 1996, the most recent notification from the State and Federal regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                            To be Well
                                                                                                          Capitalized under
                                                                                For Capital               Prompt Corrective
                                              Actual                         Adequacy Purposes:           Action Provisions:
                                              ------                         ------------------           ------------------
                                        Amount          Ratio             Amount            Ratio        Amount       Ratio
                                        ------          -----             ------            -----        ------       -----

                                                                          (dollars in thousands)
As of December 31, 1996:
        Total capital
        (to Risk Weighted Assets)        $8,051         11.90%             $5,412           8.00%         $6,765        10.0%
        Tier I Capital
        (to Risk Weighted Assets)         7,240         10.70%              2,706           4.00%          4,059         6.0%
        Tier I Capital
        (to Average Assets)               7,240          7.48%              3,871           4.00%          4,839         5.0%

As of December 31, 1995:
        Total capital
        (to Risk Weighted Assets)         7,272         16.11%              3,610           8.00%          4,512        10.0%
        Tier I Capital
        (to Risk Weighted Assets)         6,699         14.85%              1,805           4.00%          2,708         6.0%
        Tier I Capital
        (to Average Assets)               6,699         10.83%              2,475           4.00%          3,093         5.0%



        Management believes that additional capital is the key to any expansion program and, to this end, it will continually assess the need for capital, both at the Bank and the holding company levels. If it is determined that additional capital is necessary to support the operations of the Company or the Bank or to support any expansion or acquisition activities, transactions to obtain additional funds will be considered by the Company. In that regard, during 1995, the Company purchased 200,000 shares of common stock of the Bank at a purchase price of $5.00 per share, for an aggregate purchase price of $1.0 million. In consideration for the Company's purchase, the Company was also granted a warrant to purchase up 200,000 additional shares at a price of $5.00 per share, exercisable from time to time, in whole or in part, until and including December 31, 1999.

Future Accounting Matters

        The FASB has issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"). This Statement provides accounting and reporting standards for transfers and servicing of financial assets as well as extinguishments of liabilities. This Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets as well as extinguishments of liabilities occurring in 1997. Management does not anticipate SFAS 125 will have a material impact on the Company.

Impact of Inflation and Changing Prices

        The financial statements and related financial data concerning the Company presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Item 7.  Financial Statements

        The following financial statements are included herein:

Intervest Bancshares Corporation and Subsidiary

Independent Auditors' Report
Balance Sheets as of December 31, 1996 and 1995
Statements of Earnings for the Years Ended December 31, 1996 and 1995 Statements of Stockholders' Equity for the Years Ended December 31, 1996 and 1995 Statements of Cash Flows for the Years Ended December 31, 1996 and 1995 Notes to Financial Statements

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements and related Notes.

                          Independent Auditors' Report



Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiary (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





HACKER, JOHNSON, COHEN & GRIEB
Tampa, Florida
January 7, 1997



                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                           Consolidated Balance Sheets
                   ($ in thousands, except per share amounts)

                                                                 At December 31,
                                                                 ---------------
   Assets                                                       1996         1995
                                                                ----         ----

Cash and due from banks                                       $  2,868       2,844
Federal funds sold                                               3,452       5,707
                                                              --------    --------

       Total cash and cash equivalents                           6,320       8,551

Interest-bearing deposits with banks                                99         298
Securities held to maturity                                     34,507      19,630
Loans receivable, net of allowance for loan losses of $811
   in 1996 and $593 in 1995                                     59,499      36,465
Accrued interest receivable                                        842         643
Premises and equipment, net                                      2,940       2,449
Restricted securities, Federal Reserve Bank stock, at cost         203         203
Foreclosed real estate                                             185        --
Deferred income tax asset                                          526         593
Other assets                                                        75         110
                                                              --------    --------

                                                              $105,196      68,942
                                                              ========    ========

   Liabilities and Stockholders' Equity

Liabilities:
   Demand deposits                                               2,401       2,729
   Savings and NOW deposits                                      9,278       3,300
   Money-market deposits                                         7,507       3,518
   Other time deposits                                          74,261      49,054
                                                              --------    --------

       Total deposits                                           93,447      58,601

Other liabilities                                                1,676         807
                                                              --------    --------

       Total liabilities                                        95,123      59,408
                                                              --------    --------

Minority interest                                                  326         345
                                                              --------    --------

Commitments (Notes 4 and 7)

Stockholders' Equity:
   Class A common stock - $1 par value, 2,600,000 shares
     authorized; 900,000 shares issued and outstanding             900         900
   Class B common stock - $1 par value, 400,000 shares
     authorized; 200,000 shares issued and outstanding             200         200
   Additional paid-in capital                                    7,655       7,655
   Retained earnings                                               992         434
                                                              --------    --------

       Total stockholders' equity                                9,747       9,189
                                                              --------    --------

                                                              $105,196      68,942
                                                              ========    ========



See Accompanying Notes to Consolidated Financial Statements.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Earnings
                    ($ in thousands except per share amounts)

                                                   Year Ended December 31,
                                                   -----------------------
                                                    1996            1995
                                                    ----            ----
Interest income:
   Loans receivable                              $    4,624         2,878
   Securities held to maturity                        1,514         1,080
   Other interest earning assets                        243           232
                                                 ----------    ----------

        Total interest income                         6,381         4,190
                                                 ----------    ----------

Interest expense:
   Deposits                                           3,745         2,225
                                                 ----------    ----------

        Net interest income                           2,636         1,965

Provision for loan losses                               250           233
                                                 ----------    ----------

        Net interest income after
          provision for loan losses                   2,386         1,732
                                                 ----------    ----------

Noninterest income:
   Customer service charges                              89            82
   Other                                                 17             7
                                                 ----------    ----------

        Total noninterest income                        106            89
                                                 ----------    ----------

Noninterest expenses:
   Salaries and employee benefits                       739           577
   Occupancy and equipment                              342           379
   Advertising and promotion                              9            12
   Professional fees                                     88            81
   Deposit insurance premiums                             2            38
   General insurance                                     31            29
   Stationery, printing and supplies                     51            45
   Other                                                270           243
   Minority interest in subsidiary                       19            11
                                                 ----------    ----------

        Total noninterest expenses                    1,551         1,415
                                                 ----------    ----------

Earnings before income taxes                            941           406

Income taxes                                            383           136
                                                 ----------    ----------

        Net earnings                             $      558           270
                                                 ==========    ==========

Earnings per share                               $      .51           .25
                                                 ==========    ==========

Weighted-average number of shares outstanding     1,100,000     1,100,000
                                                  =========     =========








See Accompanying Notes to Consolidated Financial Statements



                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)


                                                                              Unrealized
                                                                              Loss on
                                   Class A   Class B     Additional           Securities Total
                                   Common    Common      Paid-In    Retained  Available  Stockholders'
                                   Stock     Stock       Capital    Earnings  for Sale   Equity
                                   -----     -----       -------    --------  --------   ------

Balance, December 31, 1994          $  900       200     7,668        164       (48)     8,884

Net earnings                          --        --        --          270      --          270

Stock issuance cost                   --        --         (13)      --        --          (13)

Decrease in unrealized loss on
   securities available for sale      --        --        --         --          48         48
                                              ------    ------     ------    ------     ------

Balance, December 31, 1995             900       200     7,655        434      --        9,189

Net earnings                          --        --        --          558      --          558
                                    ------    ------    ------     ------    ------     ------

Balance, December 31, 1996          $  900       200     7,655        992      --        9,747
                                    ======       ===     =====        ===      ==        =====



See Accompanying Notes to Consolidated Financial Statements

                                       35



                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                     Year Ended December 31,
                                                                      1996         1995
                                                                      ----         ----
Cash flows from operating activities:
  Net earnings                                                     $    558          270
  Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation                                                    176          170
        Provision for deferred income taxes                              67          127
        Decrease in other assets                                         35           35
        Increase in other liabilities                                   850           11
        Increase in accrued interest receivable                        (199)        (387)
        Net amortization of fees, premiums and discounts                271          (36)
        Provision for loan losses                                       250          233
                                                                   --------     --------

          Net cash provided by operating activities                   2,008          423
                                                                   --------     --------

Cash flows from investing activities:
  Purchase of Federal Reserve Bank stock                               --            (30)
  Purchase of securities held to maturity                           (30,025)     (22,703)
  Maturities of securities held to maturity                          15,050       11,900
  Net purchases of premises and equipment                              (667)      (1,286)
  Net increase in loans                                             (23,642)     (14,436)
  Purchase of interest-bearing deposits                                --           (298)
  Maturity of interest-bearing deposits                                 199          397
                                                                   --------     --------

        Net cash used in investing activities                       (39,085)     (26,456)
                                                                   --------     --------

Cash flows from financing activities:
  Net increase in demand, savings,
     NOW and money market deposits                                    9,639        1,894
  Net increase in time deposits                                      25,207       26,615
  Stock issuance costs                                                 --            (13)
                                                                   --------     --------

        Net cash provided by financing activities                    34,846       28,496
                                                                   --------     --------

        Net (decrease) increase in
          cash and cash equivalents                                  (2,231)       2,463

Cash and cash equivalents at beginning of year                        8,551        6,088
                                                                   --------     --------

Cash and cash equivalents at end of year                           $  6,320        8,551
                                                                   ========     ========

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
        Interest                                                   $  3,678        2,166
                                                                   ========     ========

        Income taxes                                               $     17         --
                                                                   ========     ========

      Noncash transactions:
        Reclassification of loans
          to other real estate owned                               $    185         --
                                                                   ========     ========

        Unrealized gain on securities available for sale,
         net of income tax benefit                                 $   --            (48)
                                                                   ========     ========

        Reclassify securities from available for sale
         to held to maturity                                       $   --            750
                                                                   ========     ========




See Accompanying Notes to Consolidated Financial Statements.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 For the Years Ended December 31, 1996 and 1995


(1)  Description  of Business  and Summary of  Significant  Accounting  Policies

General.   Intervest   Bancshares   Corporation  (the  "Holding   Company")  was
   incorporated on February 5, 1993. The Holding Company owns 95.76% of the outstanding common stock of Intervest Bank (the "Bank") (collectively the "Company"). The Bank is a Florida state-chartered bank, is insured by the Federal Deposit Insurance Corporation and is a member of the Federal Reserve Bank. The Holding Company's primary business is the operation of the Bank. The Bank provides a wide range of banking services to small and middle-market businesses and individuals through its four banking offices located in Pinellas County, Florida.

Basis of Presentation. The accompanying consolidated financial statements of the Company include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The following summarizes the more significant of these policies and practices.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance-sheet captions "cash and due from banks and federal funds sold."

Securities Held to Maturity. United States government treasury and agency securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

Loans Receivable. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

    Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Loans  Receivable,  Continued.  The accrual of  interest  on  impaired  loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

    The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Foreclosed Real Estate. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the consolidated statement of earnings.

Income Taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Premises and Equipment. Land is carried at cost. Premises, furniture and fixtures and equipment are carried at cost, less accumulated depreciation computed by the straight-line method.

Off-Balance-Sheet Financial Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitment to extend credit, unused lines of credit and stand-by-letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents and Interest-Bearing Deposits with Banks. The carrying amounts of cash and short-term instruments approximate their fair value.

Securities Held to Maturity. Fair values for securities held to maturity are based on quoted market prices.

Federal Reserve Bank Stock. Book value for these securities approximates fair value.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Fair  Values  of  Financial  Instruments,   Continued.   Loans  Receivable.  For
   variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposit Liabilities. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

Off-Balance-Sheet   Instruments.   Fair  values  for  off-balance-sheet  lending
   commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Advertising. The Company expenses all advertising as incurred.

Earnings Per Share. Earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. The effect of outstanding warrants is not dilutive.

Future  Accounting  Requirements.  The FASB has issued  Statement  of  Financial
   Accounting Standards No. 125 ("SFAS 125"). This Statement provides accounting and reporting standards for transfers and servicing of financial assets as well as extinguishments of liabilities. This Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets as well as extinguishments of liabilities occurring in 1997. Management does not anticipate SFAS 125 will have a material impact on the Company.


                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(2)  Securities Held to Maturity
  Debt securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are summarized as follows (in thousands):


                                                         Gross
                                Amortized Unrealized  Unrealized    Fair
                                   Cost       Gains      Losses    Value
                                   ----       -----      ------    -----
December 31, 1996:
     U.S. Treasury securities    $ 1,499          7       -         1,506
     U.S. Government and
         agency securities        33,008         44        105     32,947
                                 -------    -------    -------    -------

         Total                   $34,507         51        105     34,453
                                 =======    =======    =======    =======

December 31, 1995:
     U.S. Treasury securities      2,265       --            2      2,263
     U.S. Government and
         agency securities        17,365         70          3     17,432
                                 -------    -------    -------    -------

         Total                  $ 19,630         70          5     19,695
                                 =======    =======    =======    =======

    There were no sales of securities in 1996 or 1995.

    During 1995, the Company transferred $750,000 of securities from available for sale to held to maturity at market value which approximated amortized book value.

    The scheduled maturities of securities held to maturity at December 31, 1996 are summarized as follows (in thousands):

                                          Amortized    Fair
                                            Cost       Value
                                            ----       -----

Due in one year or less                   $ 8,642      8,647
Due after one year through five years      23,855     23,811
Due after five years through ten years      2,010      1,995
                                          -------    -------

    Total                                 $34,507     34,453
                                          =======     =======


                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(3)  Loans Receivable
     The components of loans in the consolidated balance sheets are summarized as follows (in thousands):
                                  At December 31,
                                  ---------------
                                 1996        1995
                                 ----        ----

 Commercial loans            $  3,514        4,391
 Commercial real estate        54,198       29,719
 Residential real estate        2,784        3,046
 Consumer loans                   157          115
                             --------     --------

                               60,653       37,271

 Deferred loan fees              (343)        (186)
 Unamortized discounts           --            (27)
 Allowance for loan losses       (811)        (593)
                             --------     --------

                             $ 59,499       36,465
                             ========     ========

    An analysis of the change in the allowance for loan losses follows (in thousands):

                             Year Ended December 31,
                             -----------------------
                                1996       1995
                                ----       ----

Balance at beginning of year    $ 593       369
                                -----     -----

Loans charged-off                 (65)      (30)
Recoveries                         33        21
                                -----     -----

    Net loans charged-off         (32)       (9)
                                -----     -----

Provision for loan losses         250       233
                                -----     -----

Balance at end of year          $ 811       593
                                =====     =====

    The Company had no impaired loans at December 31, 1996 or 1995. The average recorded investment in impaired loans during 1996 and 1995 was $31,000 and $5,000, respectively. No interest income on impaired loans was recognized in 1996 or 1995.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(4) Premises and Equipment
    Premises and equipment is summarized as follows (in thousands):

                                                        At December 31,
                                                        ---------------
                                                      1996          1995
                                                      ----          ----

Land                                              $   729              729
Bank buildings                                      1,926            1,397
Leasehold improvements                                 61               61
Furniture and fixtures and equipment                  565              427
                                                  -------          -------

  Total, at cost                                    3,281            2,614

Less accumulated depreciation and amortization       (341)            (165)
                                                  -------          -------

  Net book value                                  $ 2,940            2,449
                                                  =======          =======

   In November, 1994 the Company purchased two properties which began operations as branch offices in March, 1995. In addition, the Company acquired another property in 1995 which became operational as a branch office in September, 1995.

   On November 15, 1996, the Company entered into an agreement to purchase a property for $185,000 which will be a branch office of the Bank. It is anticipated that this branch office will open in June, 1997.

   Also, the Bank is currently making major renovations to its office located on Chestnut Street, Clearwater, Florida which will be completed in May, 1997. The Bank will move its main office to this location. At December 31, 1996, the Bank has remaining purchase commitments of $523,000 to complete this renovation.

   On September 26, 1986, the Bank entered into a lease agreement for the office located on Belcher Road in Clearwater, Florida with a corporation, owned entirely by certain of the Bank's directors, to lease the Bank's premises
   (none of  which  are  directors,  officers  or  stockholders  of the  Holding
   Company, Intervest Bancshares Corporation). On January 1, 1989, the Bank entered into a second lease with the same corporation for additional space in the same building. In January, 1996, both of these leases were renegotiated for less space and a lower rental rate. The lease is accounted for as an operating lease and will expire on October 31, 2007.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(4) Premises and Equipment, Continued
   The lease agreement contains escalation clauses based upon the consumer price index and contains annual adjustments up to a maximum of 3% based upon the previous year's rental. Rental expense was $163,000 and $167,000 for the years ended December 31, 1996 and 1995, respectively. Approximate future minimum annual rental payments under these noncancellable leases are as follows (in thousands):

         Year Ending
         December 31,        Amount
         ------------        ------

             1997           $   133
             1998                92
             1999                95
             2000                98
             2001               101
             Thereafter         671
                                ---

             Total          $ 1,190
                            =======

   The Company leases a portion of their office space in the branch office located on Ulmerton Road, Largo, Florida and through 1996, its branch office located on Belcher Road, Clearwater, Florida to other companies. Such leases begin to expire in 1998. Rental income during 1996 and 1995 totaled approximately $159,000 and $35,000, respectively. Approximate future minimum lease income under these leases is as follows (in thousands):

         Year Ending
         December 31,         Amount
         ------------         ------

             1997             $ 191
             1998               128
             1999                59
             2000                58
             2001                 2
                                ---

             Total            $ 438
                                ===

(5)  Deposits
   The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000, was approximately $7,261,000 and $4,822,000 at December 31, 1996 and 1995, respectively.


                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(5)  Deposits, Continued
   At December 31, 1996, the scheduled maturities of certificates of deposit are as follows (in thousands):

         Year Ending
         December 31,                  Amount
         ------------                  ------

               1997                   $42,845
               1998                    10,989
               1999                     3,254
               2000                     7,837
               2001 and thereafter      9,336
                                      -------

                                     $ 74,261
                                     ========

(6) Other Borrowings
   The Company has agreements with correspondent banks whereby the Company may borrow up to $1,000,000 on an overnight basis under a repurchase agreement and up to $3,457,000 in federal funds. There were no borrowings under these agreements at December 31, 1996 or 1995.

(7) Financial Instruments
   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

   The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
   Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

   Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(7)  Financial Instruments, Continued
   The estimated fair values of the Company's financial instruments were as follows (in thousands):

                                              At December 31, 1996   At December 31, 1995
                                              --------------------   --------------------
                                               Carrying      Fair     Carrying     Fair
                                                Amount      Value      Amount     Value
                                                ------      -----      ------     -----
Financial assets:
     Cash and cash equivalents                 $ 6,320      6,320      8,551      8,551
     Investment securities held to maturity     34,507     34,453     19,630     19,695
     Loans receivable, net                      59,499     59,692     36,465     36,653
     Accrued interest receivable                   842        842        643        643
     Federal Reserve Bank stock                    203        203        203        203
     Interest-bearing deposits with bank            99         99        298        298

Financial liabilities-
     Deposit liabilities                        93,447     93,713     58,601     58,851

    A summary of the notional amounts of the Company's financial instruments, which approximate fair value, with off balance sheet risk at December 31, 1996 follows (in thousands):


Unfunded loan commitments at variable rates    $2,100
                                               ======

Available lines of credit                      $  909
                                               ======

Standby letters of credit                      $  100
                                               ======

(8)  Credit Risk
   The Company grants a majority of its loans to borrowers throughout the State of Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to honor their contracts is dependent upon the economy of the State of Florida. In addition, at December 31, 1996, the Company's loan portfolio contained a concentration of credit risk in retail shopping centers, apartment buildings and office buildings totaling $41,585,000.

(9) Income Taxes
   The provision for income taxes for the years ended December 31, 1996 and 1995 consisted of the following (in thousands):

         Year Ended December 31, 1996:
                                Current Deferred Total
                                ----------------------

     Federal                     $244      63     307
     State                         72       4      76
                                 ----    ----    ----

         Total                   $316      67     383
                                 ====    ====    ====

Year Ended December 31, 1995:

     Federal                        9     108     117
     State                        --       19      19
                                 ----    ----    ----

         Total                   $  9     127     136
                                 ====    ====    ====

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(9) Income Taxes, Continued
     The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

                                              Year Ended December 31,
                                                  1996      1995
                                                  ----      ----

Tax provision at statutory rate                   34.0%     34.0%
Increase (decrease) in taxes resulting from:
    State taxes .                                  8.1       3.2
    Other                                         (1.4)     (3.7)
                                                  ----      ----

Income tax provision                              40.7%     33.5%
                                                  ====      ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets relate to the following at December 31 (in thousands):

                                         1996        1995
                                         ----        ----
Net deferred tax assets:
    Allowance for loan losses           $ 185        95
    Depreciation                          (20)      (28)
    Deferred loan fees                     19        25
    Net operating loss carryforward       311       443
    Push-down accounting adjustments       31        56
    Other                                --           2
                                        -----     -----

        Net deferred tax assets         $ 526       593
                                        =====     =====

     At December 31, 1996, the Company has the following net operating loss carryforwards relating to the operations of the Bank for federal income tax purposes available to offset future federal taxable income (in thousands):

               Expiration    Amount
               ----------    ------

                    2004    $149
                    2005      18
                    2006     358
                    2007     298
                    2008       3
                            ----

                            $826
                            ====

    The net operating loss carryforwards are subject to an annual limitation of $332,000 due to the ownership change of the Bank when the Holding Company purchased its controlling ownership interest.


                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(10)  Related Parties
    The Bank has entered into loan transactions with certain of its directors and their related entities. The activity for the year ended December 31, 1996 is as follows (in thousands):

                                           Amount
                                           ------

          Balance at beginning of year    $ 1,484
          Additions                         1,570
          Repayments                         (113)
                                          -------

          Balance at end of year          $ 2,941
                                          =======

There are no loans to  directors or officers of the Holding  Company,  Intervest
   Bancshares Corporation.

(11)  Employee Stock Option Plan of the Bank

Prior to 1993, an officer of the Bank had been granted options to acquire 11,000 shares of the Bank's common stock. These options expire on December 31, 2001, and are exercisable at $5 per share. All such options were exercisable and outstanding during the years ended December 31, 1996 and 1995.

(12)  Profit Sharing Plan

TheBank sponsors a profit sharing plan established in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The profit sharing plan is available to all employees electing to participate after meeting certain length-of-service requirements. The Bank's contributions to the profit sharing plan are discretionary and are determined annually. Expense relating to the Bank's contributions to the profit sharing plan included in the accompanying consolidated financial statements was $12,181 for 1996. The Bank did not contribute to the profit sharing plan in 1995.

(13)  Common Stock Warrants of the Bank

In 1995, Intervest Bancshares Corporation purchased 200,000 shares of the Bank's common stock at $5.00 per share and received warrants to purchase an additional 200,000 shares of common stock at $5.00 par value. These warrants expire December 31, 1999.

(14)  Stockholders' Equity

TheBank, as a state-chartered bank, is limited in the amount of cash dividends that may be paid. The amount of cash dividends that may be paid is based on the Bank's net earnings of the current year combined with the Bank's retained net earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Bank must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Bank could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice. The ability of the Holding Company to pay dividends could be affected by the amount of dividends the Bank is able to pay to the Holding Company.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(15)  Regulatory Matters

TheBank is subject to various  regulatory capital  requirements  administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the State and Federal regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the table (dollars in thousands).


                                                                                                   For Well
                                                                          For Capital             Capitalized
                                               Actual                 Adequacy Purposes:           Purposes:
                                       ---------------------        --------------------        --------------
                                       Amount          Ratio        Amount         Ratio        Amount   Ratio
                                       ------          -----        ------         -----        ------   -----

     As of December 31, 1996:
         Total capital (to Risk
         Weighted Assets)             $ 8,051         11.90%      $ 5,412          8.00%       $ 6,765  10.0%
         Tier I Capital (to Risk
         Weighted Assets)               7,240         10.70         2,706          4.00          4,059   6.0
         Tier I Capital
         (to Average Assets)            7,240          7.48         3,871          4.00          4,839   5.0

     As of December 31, 1995:
         Total capital (to Risk
         Weighted Assets)               7,272         16.11         3,610          8.00          4,512  10.0
         Tier I Capital (to Risk
         Weighted Assets)               6,699         14.85         1,805          4.00          2,708   6.0
         Tier I Capital
         (to Average Assets)            6,699         10.83         2,475          4.00          3,093   5.0

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(16)  Holding Company Financial Information
     The Holding Company's financial information is as follows at and for the years ended December 31, 1996 and 1995 (in thousands):

                            Condensed Balance Sheets
                                                        At December 31,
                                                        ---------------
                                                        1996       1995
                                                        ----       ----
         Assets

     Cash                                              $   90       109
     Short-term securities                              1,158     1,039
                                                       ------    ------

         Cash and cash equivalents                      1,248     1,148

     Loans receivable                                   1,230     1,168
     Investment in subsidiary                           7,340     6,845
     Organizational costs, net                             32        61
     Other assets                                          17        25
                                                       ------    ------

         Total assets                                  $9,867     9,247
                                                       ======    ======

         Liabilities and Stockholders' Equity

     Liabilities                                          120        58
     Stockholders' equity                               9,747     9,189
                                                       ------    ------

         Total liabilities and stockholders' equity    $9,867     9,247
                                                       ======    ======

               Condensed Statements of Earnings

                                                      For the Year Ended
                                                         December 31,
                                                         ------------
                                                        1996      1995
                                                        ----      ----

Revenues                                               $  325       169
Expenses                                                  224       107
                                                       ------    ------

     Earnings before earnings of subsidiary               101        62
     Earnings of subsidiary                               457       208
                                                       ------    ------

     Net earnings                                      $  558       270
                                                       ======    ======

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(16)  Holding Company Financial Information, Continued


                       Condensed Statements of Cash Flows
                                                                 For the Year Ended
                                                                    December 31,
                                                                    ------------
                                                                 1996          1995
                                                                 ----          ----

Cash flows from operating activities:
     Net earnings                                              $   558         270
     Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities:
             Equity in undistributed income of subsidiary         (457)       (208)
             Net decrease in organizational costs                   29          30
             Other                                                  53          90
             Decrease in minority interest                          19        --
                                                               -------     -------

                  Net cash provided by operating activities        202         182
                                                               -------     -------

Cash flows used in investing activities -
     Net increase in loans                                         (62)     (1,168)
                                                               -------     -------


Cash flows from financing activities-
     Purchase of common stock of subsidiary                        (40)     (1,000)
                                                               -------     -------

                  Net cash used in financing activities            (40)     (1,000)
                                                               -------     -------

Net increase (decrease) in cash and cash equivalents               100      (1,986)

Cash and cash equivalents at beginning of the year               1,148       3,134
                                                                ------     -------

Cash and cash equivalents at end of year                       $ 1,248       1,148
                                                               =======     =======

(17)  Common Stock Recapitalization and Stock Warrants
    On July 19, 1994, the Company's charter was amended to authorize 200,000 shares of Class B Common Stock, 200,000 shares of Preferred Stock and to increase the authorized shares of Class A Common Stock to 2,600,000. At that time, the Company issued the 200,000 shares of Class B Common Stock to its then stockholders without any change in total stockholders' equity. On October 10, 1996, the Company's charter was further amended to increase the authorized number of shares of Class B Common Stock to 400,000.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(17)  Common Stock Recapitalization and Stock Warrants, Continued

Both classes of common stock have equal voting rights as to all matters, except that, so long as at least 50,000 shares of Class B Common Stock remain issued and outstanding the holders of the outstanding shares of Class B Common Stock are entitled to vote for the election of two-thirds of the directors (rounded to the nearest whole number) and the holders of the outstanding shares of Class A Common Stock are entitled to vote for the remaining directors of the Company. No dividends may be declared or paid with respect to shares of Class B Common Stock until January 1, 2000, after which time the holders of Class A Common Stock and Class B Common Stock will share ratably in dividends. The shares of Class B Common Stock are convertible, on a share-for-share basis, into Class A Common Stock at any time after January 1, 2000.

At December 31, 1996, there were issued and outstanding warrants related to the purchase of 1,019,110 shares of Class A Common Stock and the Company has reserved a total of 1,019,110 shares of its Class A Common Stock for issuance, from time to time, upon exercise of these warrants. Of these warrants, 684,800 are exercisable at any time on or before December 31, 2001 and represent the right to purchase one share of Class A Common Stock at a purchase price of $10.00 per share (subject to adjustment in connection with certain issuances of securities). The remaining warrant is exercisable at any time on or before January 31, 2006 and represents the right to purchase 334,310 shares of Class A Common Stock at a purchase price of $10.00 per share (subject to adjustment in connection with certain future issuances of securities). As of December 31, 1996 none of the Company's warrants had been exercised.

During 1996, the Board of Directors authorized, subject to regulatory approval, the issuance of a warrant to purchase 100,000 shares of Class B Common Stock to its Chairman of the Board. The warrant is exercisable at a price of $10.00 per share at any time on or before January 31, 2007 (subject to adjustment in connection with certain future issuances of securities). A total of 100,000 shares of the Company's Class B Common Stock has been reserved for issuance upon exercise of the foregoing warrant. It is expected that this warrant will be issued in February, 1997.

On January 1, 1996,  the  Company  adopted  Statement  of  Financial  Accounting
   Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. As permitted by this Statement, the Company has elected to continue utilizing the intrinsic value method of accounting defined in APB Opinion No. 25. Due to the exercise price of the warrants approximating the market value of the common stock at the date of grant, no compensation expense has been recognized in the consolidated statement of operations.

Each warrant entitles the holder to purchase one share of common stock. All warrants, when issued, were immediately exercisable and the exercise price and number of shares for all warrants are subject to adjustments in connection with future issuance of securities. No warrants were exercised or forfeited during 1996 or 1995.

Dueto the adjustable nature of the warrants issued to purchase Class A common stock, it was not possible to reasonably estimate the fair value of the warrants, therefore the estimate of compensable cost was based on the current intrinsic value of the warrants as if the warrants were currently exercised, which would result in no compensation cost.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        Lawrence G. Bergman, age 52, serves as a Director, Vice President and Secretary of the Company and has served in such capacities since the Company was organized. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University, and a Master of Science in Engineering and a Ph.D degree from The Johns Hopkins University. Mr. Bergman is also Co-Chairman of the Board of Directors and a member of the Loan Committee of the Bank and a Director, Vice-President and Secretary of Intervest
Corporation of New York. During the past five years Mr. Bergman has been actively involved in the ownership and operation of real estate and mortgage investments.

        Michael A. Callen, age 56, serves as a Director of the Company, and has served in such capacity since May, 1994. Mr Callen received a Bachelor of Arts degree from the University of Wisconsin in Economics and Russian. Mr. Callen has been Senior Advisor, The National Commercial Bank, Jeddah, Kingdom of Saudi Arabia since May, 1993. From the fall of 1992 through February of 1993, he was an Adjunct Professor of International Banking at Columbia University Business School. From 1987 until February of 1992 he was a Director and Sector Executive at Citicorp/Citibank, responsible for corporate banking activities in North America, Europe and Japan. He is also a Director of Intervest Corporation of New York and AMBAC, Inc.

        Jerome Dansker, age 78, serves as Chairman of the Board of Directors and Executive Vice President of the Company. He has served as Executive Vice
President since 1994 and as Chairman of the Board since 1996. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker is also a Director and Chairman of the Loan Committee of the Bank and is Chairman of the Board of Directors and Executive Vice President of Intervest Corporation of New York. During the past five years, Mr. Dansker has been actively involved in the ownership and operation of real estate and mortgage investments.

        Lowell S. Dansker, age 46, serves as a Director, President and Treasurer of the Company, and has served in such capacities since the Company was organized. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker is also Co-Chairman of the Board of Directors and a member of the Loan Committee of the Bank and a Director, President and Treasurer of Intervest Corporation of New York. During the past five years, Mr. Dansker has been actively involved in the ownership and operation of real estate and mortgage investments.

        Milton F. Gidge, age 67, serves as a Director of the Company, and has served in such capacity since March, 1994. Mr. Gidge received a Bachelor of Business Administration degree in Accounting from Adelphi University and a Masters Degree in Banking and Finance from New York University. Mr. Gidge retired in 1994 and, prior to his retirement, was a Director and Chairman-Credit Policy of Lincoln Savings Bank, F.S.B. (headquartered in New York City). He is also a Director of Intervest Corporation of New York, Interboro Mutual Indemnity Insurance Company and Vicon Industries, Inc. Mr. Gidge was an officer of Lincoln Savings Bank, F.S.B. for more than five years.

        William F. Holly, age 68, serves as a Director of the Company and has served in such capacity since March, 1994. Mr. Holly received a Bachelor of Arts degree in Economics from Alfred University. Mr. Holly is Chairman of the Board and CEO of Sage, Rutty & Co., Inc., members of the Boston Stock Exchange, with offices in Rochester, New York and Canandaigua, New York, and is also a Director of Intervest Corporation of New York and a Trustee of Alfred University. Mr. Holly has been an officer and director of Sage, Rutty & Co., Inc. for more than five years.

        David J. Willmott, age 59, serves as a Director of the Company, and has served in such capacity since March, 1994. Mr. Willmott is a graduate of Becker Junior College and attended New York University Extension and Long Island University Extension of Southampton College. Mr. Willmott is the Editor and Publisher of Suffolk Life Newspapers, which he founded more than 25 years ago and is a Director of Intervest Corporation of New York.

        Wesley T. Wood, age 54, serves as a Director of the Company, and has served in such capacity since March, 1994. Mr. Wood received a Bachelor of Science degree from New York University, School of Commerce. Mr. Wood is President of Marketing Capital Corporation, an international marketing consulting and investment firm which he founded in 1973. He is also a Director of Intervest Corporation of New York, a Director of the Center of Direct Marketing at New York University, a member of the Marketing Committee at Fairfield University in Connecticut, and a Trustee of St. Dominics R.C. Church in Oyster Bay, New York.

        All of the directors of the Company have been elected to serve as directors until the next annual meeting of the Company's shareholders. Each of the officers of the Company has been elected to serve as an officer until the next annual meeting of the Company's directors.

        Mr. Bergman's wife is the sister of Lowell S. Dansker, and Jerome Dansker is the father of Lowell S. Dansker and Mrs. Bergman.

Item 10.  Executive Compensation

        The following table sets forth all compensation paid during the last three years to the Bank's chief executive officer. No other officer of the Company or Bank had annual compensation in excess of $100,000.


                                        SUMMARY COMPENSATION TABLE

                                                   Annual Compensation                            Long-Term Compensation
                                                                          Other Annual
Name and Principal         Year         Salary(1)         Bonuses         Compensation          Awards(2)           Pay-Outs
                           ----         ------            -------         ------------          ---------           --------
    Position
Keith A. Olsen,            1994         $87,500           $ 6,500            ----               ----                ----
  President

                           1995         $90,000           $10,000            ----               10,000

                           1996         $95,000           $10,000            ----               10,000

------------------------------

(1) All compensation or enumeration paid to employees is paid by the Bank. At the present time, there are no separate employees of the Company and there is no compensation paid by the Company.

(2)     These represent warrants to purchase shares of Class A Common Stock.

        Directors of the Company are paid director's fees of $500 per meeting. Directors of the Bank are paid director's fees of $100 per meeting.

        The Bank has a written agreement with Mr. Keith A. Olsen. The agreement provides for a four-year term of employment at a base annual salary of not less than $125,000. The agreement provides for the payment of one year severance upon termination of employment.

Fringe Benefits

        The Bank maintains a 401(k) and Profit Sharing Plan which encourages the accumulation of savings for participants' retirement. While the plan permits 401(k) matching contributions, as well as employer profit-sharing contributions in the discretion of the Bank, no such contributions have been made to date.

Stock Option Plan-Bank

        The Bank maintains a 1992 Stock Option Plan (the "Option Plan"), which provides for the grant of options to key employees of the Bank. The Compensation Committee administers the Option Plan and determines those employees to whom options will be granted. Up to 70,000 shares of common stock of the Bank may be issued pursuant to options granted under the Option Plan, and no option may be granted after April 16, 2002.

        The options granted pursuant to the Option Plan are non-transferable other than by will or under the laws of descent and distribution. The options vest over 5 years after the date of grant at the rate of 20% per year. Options may not be exercised more than 10 years after the date of grant. The exercise price of options granted under the Option Plan may not be less than the fair market value of the common stock of the Bank on the date of grant.

        As of December 31, 1996, no shares of common stock had been issued upon the exercise of options granted under the Option Plan, and options to purchase 11,000 shares of common stock at an exercise price of $5.00 were held by one employee, which expires on December 31, 2001. It is expected that no further options will be granted under the Option Plan.

Warrants

        At December 31, 1996, there were issued and outstanding warrants related to the purchase of 1,019,110 shares of Class A Common Stock and the Company has reserved a total of 1,019,110 shares of Class A Common Stock for issuance, from time to time, upon exercise of these warrants. Of these warrants, 684,800 are exercisable at any time on or before December 31, 2001 and represent the right to purchase one share of Class A Common Stock at a purchase price of $10.00 per share (subject to adjustment in connection with certain issuances of securities). The remaining warrant is exercisable at any time on or before January 31, 2006 and represents the right to purchase 334,310 shares of Class A Common Stock at a purchase price of $10.00 per share (subject to adjustment in connection with certain future issuances of securities). As of December 31, 1996 none of the Company's warrants had been exercised.

        During 1996, the Board of Directors authorized the issuance of a warrant to purchase 100,000 shares of Class B Common Stock to the Chairman of the Board. The warrant is exercisable at a price of $10.00 per share at any time on or before January 31, 2007 (subject to adjustment in connection with certain future issuances of securities). A total of 100,000 shares of the Company's Class B Common Stock has been reserved for issuance upon exercise of the foregoing warrant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding common stock as of March 15, 1997 by directors and executive officers of the Company, and the other person who owns more than 5% of the issued and outstanding shares. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.

                                               Class A Common Stock                             Class B Common Stock

Name and Address of
Beneficial Holder                       Number of Shares                  Percent of Class(Number of Shares         Percent of Class
-----------------                       ----------------                  ---------------- ----------------         ----------------

Helene D. Bergman                           150,000                16.67%                     50,000                   16.67%
   201 East 62nd Street
   New York, New York 10021

Lawrence G. Bergman                         205,000(2)             20.21%                     50,000                   16.67%
   201 East 62nd Street
   New York, New York 10021

Lowell S. Dansker                           355,000(2)             36.17%                    100,000                   33.33%
   360 West 55th Street
   New York, New York 10019

Michael A. Callen                            30,000(3)              2.72%                          0                     0%
   Ryutat
   Jeddah, Saudi Arabia

Jerome Dansker                              335,000(4)             26.23%                    100,000                     33.33%
   860 Fifth Avenue
   New York, New York 10021

Milton F. Gidge                              21,000(5)              1.75%                          0                     0%
   43 Salem Ridge Drive
   Huntington, New York 11743

William F. Holly                             30,000(6)              2.70%                          0                     0%
   206 Edgemere Drive
   Rochester, New York 14612

David J. Wilmott                             63,000(7)              6.21%                          0                     0%
   West Way
   Southhampton, New York

Wesley T. Wood                               65,000(8)              6.42%                          0                     0%
   24 Timber Ridge Drive
   Oyster Bay, New York 11771

All directors and executive
   officers as a group                    1,254,000                85.98%                    200,000                   100%
                                          ---------

                                       55

-----------------------------
(1) Percentages have been computed based upon the total outstanding shares of the Company plus, for each person and the group, shares that person or the group has the right to acquire pursuant to warrants.

(2) Includes 55,000 shares of Class A common stock issuable upon the exercise of warrants.

(3) Includes 22,500 shares of Class A common stock issuable upon the exercise of warrants.

(4) The 335,000 shares of Class A common stock are issuable upon the exercise of outstanding warrants. The 100,000 shares of Class B Common Stock are issuable upon exercise of a warrant.

(5) Includes 18,000 shares of Class A common stock issuable upon the exercise of warrants.

(6) Includes 22,500 shares of Class A common stock issuable upon the exercise of warrants.

(7) Includes 4,000 shares of Class A common stock owned by members of Mr. Willmott's family, as well as 35,000 shares of Class A common stock which Mr. Willmott has the right to acquire (and 4,000 shares of Class A common stock which family members have the right to acquire) upon the exercise of warrants.

(8) Includes 40,000 shares of Class A common stock which Mr. Wood has the right to acquire upon the exercise of warrants.

Item 12.  Certain Relationships and Related Transactions

         The Bank has had, and expects to have in the future, various loan and other banking transactions in the ordinary course of business with directors, and executive officers (or associates of such persons). In the opinion of management, all such transactions: (i) have been and will be made the ordinary course of business, (ii) have been and will be made on substantially the same terms, including interest rates and collateral on loans, as those generally prevailing at the time for comparable transactions with unrelated persons, and
(iii) have not and will not involve more than the normal risk of collectability or present other unfavorable features. The total dollar amount of extensions of credit, including unused lines of credit, to directors and executive officers and any of their associates was $2.9 million as of December 31, 1996, which represented approximately 29.9% of total stockholders' equity.

         The holding company, as well as corporations affiliated with certain directors of the Company, have in the past and may in the future participate in mortgage loans originated by the Bank. Such participations are on substantially the same terms as would apply for comparable transactions with other persons and the interest of the participants in the collateral securing those loans is pari passu with the Bank.

         Except for the lease described below and outside of normal customer relationships, none of the directors, officers, or present shareholders of the Company and no corporations or firms with which such persons or entities are associated, currently maintains or has maintained since the beginning of the last fiscal year, any significant business or personal relationship with the Company or the Bank, other than such as arises by virtue of such position or ownership interest in the Company or the Bank.

         The Bank leases certain office facilities from a corporation in which Robert J. Carroll, a director of the Bank, is an officer and in which he has an ownership interest. See Note 4 to Notes to Consolidated Financial Statements.

Item 13.  Exhibits, Lists and Reports on Form 8-K

(a)      The following exhibits are incorporated by reference herein:

Exhibit Number      Description of Exhibit
--------------      ----------------------

3.1 Restated Certificate of Incorporation of the Company, incorporated by reference from the Company Registration Statement on Form SB-2 (No. 33-82246), filed with the Commission on August 1, 1994 (the "Registration Statement"), wherein such document is identified as Exhibit 3.1.

3.2 Bylaws of the Company, incorporated by reference from the Registration Statement, wherein such document is identified as Exhibit 3.2.

4.1 Form of Certificate for Shares of Class A Common Stock, incorporated by reference from the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 (No. 33- 82246), filed with the Commission on September 15, 1994.

4.2 Form of Certificate for Shares of Class B Common Stock, incorporated by reference from Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 (No. 33-82246), filed with the Commission on September 15, 1994.

4.3 Form of Warrant issued to Mr. Jerome Dansker, incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1995, wherein such document is identified as Exhibit 4.2.

4.4                 Form of Warrant  is  included  as  Exhibit A to Exhibit  4.5 below.

4.5 Form of Warrant Agreement between the Company and the Bank of New York, incorporated by reference from Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 (No. 33-82246), filed with the Commission on September 15, 1994.

4.6 Amendment to Warrant Agreement between the Company and the Bank of New York, incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1995, wherein such document is identified as Exhibit 4.6.


(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                        INTERVEST BANCSHARES CORPORATION
                                        (Registrant)


                                        By:    /s/ Lowell S. Dansker
                                               ---------------------
                                                   Lowell S. Dansker, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                                   Title                                                Date
                                                   -----                                                ----
/s/ Lawrence G. Bergman                            Vice President,                                  3/26/97
--------------------------
Lawrence G. Bergman                                Secretary and Director

                                                   Director                                         __________________
--------------------------
Michael A. Callen

/s/ Jerome Dansker                                 Chairman of the Board,                           3/26/97
--------------------------
Jerome Dansker                                     Executive Vice President, Director

/s/ Lowell S. Dansker                              President, Treasurer and                         3/26/97
--------------------------
Lowell S. Dansker                                  Director (Principal Executive),
                                                   Financial and Accounting Officer)

                                                   Director                                         ___________________
--------------------------
Milton F. Gidge

/s/ William F. Holly                               Director                                         3/26/97
--------------------------
William F. Holly

                                                   Director                                         ___________________
--------------------------
David J. Willmott

/s/ Wesley T. Wood                                 Director                                         3/26/97
--------------------------
Wesley T. Wood


