Form 10QSB
period 1997-03-31
INTERVEST BANCSHARES CORP
filed 1997-05-08
CIK 927807

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the
---- Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from _____________ to _____________

Commission file number 33-82246
                       --------

                        INTERVEST BANCSHARES CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Delaware                                           13-3699013
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

                        10 Rockefeller Plaza, Suite 1015
                          New York, New York 10020-1903
                    (Address of Principal Executive Offices)

                                  (212)757-7300
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                ------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

YES  X    NO
    ---      ---

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;


Class A Common stock, par value $1.00 per share             900,000
-----------------------------------------------   -----------------------------
                         (class)                  Outstanding at April 30, 1997



Class B Common stock, par value $1.00 per share             200,000
-----------------------------------------------   -----------------------------
                         (class)                  Outstanding at April 30, 1997






--------------------------------------------------------------------------------

                                                                  CONFORMED COPY

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                                      INDEX


Part I. Financial Information

   Item 1. Financial Statements                                           Page

     Condensed Consolidated Balance Sheets -
       March 31, 1997 (unaudited) and December 31, 1996.......................2

     Condensed Consolidated Statements of Earnings -
       Three Months ended March 31, 1997 and 1996 (unaudited).................3

     Condensed Consolidated Statement of Stockholders' Equity -
       Three Months ended March 31, 1997 (unaudited)..........................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months ended March 31, 1997 and 1996 (unaudited).................5

     Notes to Condensed Consolidated Financial Statements (unaudited).........6

   Item 2. Management's Discussion and Analysis or Plan of Operation........7-8

Part II. Other Information

   Item 6. Exhibits and Reports on Form 8-K...................................9

SIGNATURES....................................................................9

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                            March 31,      December 31,
    Assets                                                                                      1997            1996
                                                                                                ----            ----
                                                                                                     (unaudited)

Cash and due from banks                                                                     $   2,694             2,868
Federal funds sold                                                                              1,114             3,452
                                                                                              -------           -------

            Total cash and cash equivalents                                                     3,808             6,320
                                                                                              -------           -------

Interest-bearing deposits with banks                                                               99                99
Securities held to maturity                                                                    41,093            34,507
Loans receivable, net                                                                          64,746            59,499
Accrued interest receivable                                                                       975               842
Premises and equipment, net                                                                     3,367             2,940
Restricted securities, Federal Reserve Bank stock, at cost                                        203               203
Foreclosed real estate                                                                            177               185
Deferred income tax asset                                                                         487               526
Other assets                                                                                      130                75
                                                                                             --------          --------

            Total                                                                           $ 115,085           105,196
                                                                                            =========           =======

    Liabilities and Stockholders' Equity

Deposits:
    Demand deposits                                                                             2,386             2,401
    Savings and NOW deposits                                                                   11,105             9,278
    Money market deposits                                                                      13,694             7,507
    Other time deposits                                                                        76,254            74,261
                                                                                              -------           -------

            Total deposits                                                                    103,439            93,447

Other liabilities                                                                               1,406             1,676
                                                                                              -------           -------

            Total liabilities                                                                 104,845            95,123
                                                                                              -------           -------

Minority interest                                                                                 333               326
                                                                                             --------          --------

Stockholders' Equity:
    Class A common stock                                                                          900               900
    Class B common stock                                                                          200               200
    Additional paid-in capital                                                                  7,655             7,655
    Retained earnings                                                                           1,152               992
                                                                                             --------          --------

            Total stockholders' equity                                                          9,907             9,747
                                                                                             --------          --------

            Total                                                                           $ 115,085           105,196
                                                                                            =========           =======












See Accompanying Notes to Condensed Consolidated Financial Statements.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings
                (Dollars in thousands, except per share figures)

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                            1997              1996
                                                                                            ----              ----
                                                                                                     (unaudited)
Interest income:
    Loans receivable                                                                      $     1,434             975
    Securities held to maturity                                                                   598             336
    Other interest earning assets                                                                  53              66
                                                                                          -----------     -----------

            Total interest income                                                               2,085           1,377
                                                                                           ----------      ----------

Interest expense-
    Deposits                                                                                    1,309             788
                                                                                           ----------      ----------

            Net interest income                                                                   776             589

Provision for loan losses                                                                          92              73
                                                                                           ----------     -----------

            Net interest income after provision for loan losses                                   684             516
                                                                                           ----------      ----------

Noninterest income:
    Customer service charges                                                                       27              21
    Other                                                                                           4               9
                                                                                           ----------     -----------

            Total noninterest income                                                               31              30
                                                                                           ----------     -----------

Noninterest expenses:
    Salaries and employee benefits                                                                216             171
    Occupancy and equipment                                                                        90              89
    Advertising and promotion                                                                      11               2
    Professional fees                                                                              40              42
    Deposit insurance premiums                                                                      2               1
    Other                                                                                         102              56
                                                                                           ----------     -----------

            Total noninterest expenses                                                            461             361
                                                                                           ----------     -----------

Earnings before income taxes                                                                      255             185

Income taxes                                                                                       94              75
                                                                                           ----------     -----------

            Net earnings                                                                 $        160             110
                                                                                           ==========      ==========

Earnings per share                                                                       $        .15             .10
                                                                                           ==========     ===========

Weighted average number of shares outstanding                                               1,100,000       1,100,000
                                                                                            =========       =========








See Accompanying Notes to Condensed Consolidated Financial Statements.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                 For the Three-Month Period Ended March 31, 1997
                                 (In thousands)



                                                           Class A       Class B       Additional                    Total
                                                            Common        Common        Paid-In      Retained   Stockholders'
                                                            Stock         Stock         Capital      Earnings       Equity
                                                            -----         -----         -------      --------       ------

Balance at December 31, 1996                               $ 900           200             7,655         992       9,747

Net earnings for the three months
         ended March 31, 1997
         (unaudited)                                         -              -                -           160         160
                                                           -----           ---             -----       -----       -----

Balance at March 31, 1997
         (unaudited)                                       $ 900           200             7,655       1,152       9,907
                                                           =====           ===             =====       =====       =====


























See Accompanying Notes to Condensed Consolidated Financial Statements



                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     1997            1996
                                                                                     ----            ----
                                                                                          (unaudited)
Cash flows from operating activities:
      Net earnings                                                                  $    160          110
      Adjustments to reconcile net earnings to net cash provided by
        (used in) operating activities:
          Depreciation                                                                    53           60
          Decrease in deferred income tax asset                                           39           75
          Increase in other assets                                                       (55)         (16)
          (Decrease) increase in other liabilities                                      (263)         700
          Increase in accrued interest receivable                                       (133)         (12)
          Net amortization of fees, premiums and discounts                                 8           96
          Write-down of foreclosed real estate                                             8         --
          Provision for loan losses                                                       92           73
                                                                                    --------     --------

                 Net cash (used in) provided by operating activities                     (91)       1,086
                                                                                    --------     --------

Cash flows from investing activities:
      Purchase of securities held to maturity                                        (13,600)      (6,174)
      Maturities of securities held to maturity                                        7,025        4,500
      Maturity of interest-bearing deposits                                             --            199
      Net purchases of premises and equipment                                           (480)         (96)
      Net increase in loans                                                           (5,358)      (5,454)
                                                                                    --------     --------

                 Net cash used in investing activities                               (12,413)      (7,025)
                                                                                    --------     --------

Cash flows from financing activities:
      Net increase in demand, savings, NOW and money
          market deposits                                                              7,999        2,016
      Net increase in time deposits                                                    1,993          941
                                                                                    --------     --------

                 Net cash provided by financing activities                             9,992        2,957
                                                                                    --------     --------

Net decrease in cash and cash equivalents                                             (2,512)      (2,982)

Cash and cash equivalents at beginning of period                                       6,320        8,551
                                                                                    --------     --------

Cash and cash equivalents at end of period                                          $  3,808        5,569
                                                                                    ========     ========

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
          Interest                                                                  $  1,303          810
                                                                                    ========     ========

          Income taxes                                                              $    352            1
                                                                                    ========     ========







See Accompanying Notes to Condensed Consolidated Financial Statements.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


1. General. In the opinion of the management of Intervest Bancshares Corporation (the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 1997, and the results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

      The Holding Company's condensed consolidated financial statements include the accounts of its majority-owned subsidiary, Intervest Bank (the "Bank") (collectively the "Company"). The Holding Company's primary business activity is the ownership of the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

2. Loan Impairment and Credit Losses. No loans were identified as impaired during the three-month periods ended March 31, 1997 or 1996. The activity in the allowance for loan losses is as follows (in thousands):

                                                         For the Three
                                                          Months Ended
                                                            March 31,
                                                          1997    1996
                                                          ------------

                  Balance at beginning of period          $811     593
                  Provision charged to earnings             92      73
                  Recoveries, net of charge offs             3      11
                                                          ----    ----

                  Balance at end of period                $906     677
                                                          ====    ====

3. Earnings Per Common Share. Earnings per common share were computed by dividing the net earnings for the period by the weighted-average number of shares outstanding. The effect of the outstanding warrants was not material.

4. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 1997 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                    Ratios of     Regulatory
                                                     the Bank     Requirement

Total capital to risk-weighted assets                 11.07%         8.00%

Tier I capital to risk-weighted assets                 9.88%         4.00%

Tier I capital to total assets - leverage ratio        6.81%         4.00%

5. Impact of New Accounting Principle. On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS 125 has no effect on the Company's financial statements during the three-month period ended March 31, 1997.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                              or Plan of Operation

               Comparison of March 31, 1997 and December 31, 1996

Liquidity and Capital Resources
         The Company's primary source of cash during the three months ended March 31, 1997 was from the maturity of securities totaling $7.0 million and net deposit inflows of $10.0 million. Cash was used primarily for net loan originations of $5.4 million and the purchase of securities totaling $13.6 million. At March 31, 1997, the Company had outstanding commitments to originate loans of $3.5 million. It is expected that these requirements will be funded from the sources described above. At March 31, 1997, the Bank exceeded its regulatory liquidity requirements.

         The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                               Three Months                  Three Months
                                                                                  Ended        Year Ended      Ended
                                                                                March 31,     December 31,   March 31,
                                                                                  1997           1996            1996
                                                                             -------------- ---------------  ---------
              Average equity as a percentage
                 of average assets                                                8.95%           11.29%           12.73%

              Equity to total assets at end of period                             8.61%            9.27%           12.79%

              Return on average assets (1)                                         .57%             .67%             .61%

              Return on average equity (1)                                        6.32%            5.91%            4.76%

              Noninterest expense to average assets (1)                           1.63%            1.85%            1.99%

              Nonperforming loans and foreclosed real estate to
                 total assets at end of period                                     .15%             .18%             -  %



              (1)     Annualized for the three months ended March 31, 1997 and 1996.


                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

            Comparison of the Quarters Ended March 31, 1997 and 1996

Results of Operations:

   General. Net earnings for the three months ended March 31, 1997 were $160,000 or $.15 per share compared to net earnings of $110,000 or $.10 per share for the three months ended March 31, 1996. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

   Interest Income and Expense. Interest income increased by $708,000 from $1.4 million for the three months ended March 31, 1996 to $2.1 million for the three months ended March 31, 1997. Interest income on loans increased $459,000 primarily due to an increase in the average loan portfolio balance for the three months ended March 31, 1997 to $63.4 million compared to $39.4 million during the 1996 period. Interest on securities increased $262,000 primarily due to an increase in the average securities portfolio during the three months ended March 31, 1997 to $40.7 million from $22.7 million during the 1996 period. Interest on other interest-earning assets decreased $13,000 due to a decrease in the average balance of other interest earning assets from 1996 to 1997.

         Interest expense on deposit accounts increased to $1.3 million for the three months ended March 31, 1997 from $788,000 for the three months ended March 31, 1996. Interest expense increased due to an increase in the average balance partially offset by a decrease in the weighted average rate from 1996 to 1997. The average balance for the three months ended March 31, 1997 was $98.5 million compared to $58.0 million during 1996 and the weighted average rate was 5.3% in 1997 compared to 5.5% in 1996.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision increased from $73,000 for the three months ended March 31, 1996 to $92,000 for the three months ended March 31, 1997. The increase was deemed appropriate by management due to the growth in the loan portfolio during the three months ended March 31, 1997.

   Noninterest Expenses. Total noninterest expenses increased $100,000 to $461,000 for the three months ended March 31, 1997 from $361,000 for the three months ended March 31, 1996, primarily due to an increase in employee compensation and benefits and other expenses associated with the growth of the Company.

   Provision for Income Taxes. The income tax provision for the three months ended March 31, 1997 was $94,000 (an effective rate of 36.9%) compared to $75,000 (an effective rate of 40.5%) for the comparable 1996 period.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION


                    Item 6. Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended March 31, 1997.


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






Date:       May 8, 1997                      By:     /s/ Lowell S. Dansker
           ------------------------                      ----------------------
                                                         Lowell S. Dansker,
                                                       President and Treasurer
                                                       (Chief Financial Officer)




Date:       May 8, 1997                      By:     /s/ Lawrence G. Bergman
           ----------------------                    ------------------------
                                                         Lawrence G. Bergman,
                                                    Vice President and Secretary