Form 10-Q
period 1997-06-30
INTERVEST BANCSHARES CORP
filed 1997-07-31
CIK 927807

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---- of 1934


For the quarterly period ended June 30, 1997

---- Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______ to __________

Commission file number 33-82246
                       --------

                        INTERVEST BANCSHARES CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Delaware                                           13-3699013
----------------------------                            ----------------
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)

                        10 Rockefeller Plaza, Suite 1015
                          New York, New York 10020-1903
                    (Address of Principal Executive Offices)

                                  (212)757-7300
                (Issuer's Telephone Number, Including Area Code)


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

YES  X    NO
    ---       ---

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;


Class A Common stock, par value $1.00 per share                                         900,000
-----------------------------------------------                           ---------------------
                         (class)                                                 Outstanding at July 31, 1997


Class B Common stock, par value $1.00 per share                                         200,000
-----------------------------------------------                           ---------------------
                         (class)                                                 Outstanding at July 31, 1997





--------------------------------------------------------------------------------


                                                                  CONFORMED COPY

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                                      INDEX


Part I. Financial Information

   Item 1. Financial Statements                                             Page

     Condensed Consolidated Balance Sheets -
       June 30, 1997 (unaudited) and December 31, 1996.........................2

     Condensed Consolidated Statements of Earnings -
       Three and Six Months ended June 30, 1997 and 1996 (unaudited)...........3

     Condensed Consolidated Statement of Stockholders' Equity -
       Six Months ended June 30, 1997 (unaudited)..............................4

     Condensed Consolidated Statements of Cash Flows -
       Six Months ended June 30, 1997 and 1996 (unaudited).....................5

     Notes to Condensed Consolidated Financial Statements (unaudited)........6-7

   Item 2. Management's Discussion and Analysis or Plan of Operation........8-10

Part II. Other Information

   Item 4. Submission of Matters to a Vote of Security Holders................11

   Item 6. Exhibits and Reports on Form 8-K...................................11

SIGNATURES....................................................................11



                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                                               June 30, December 31,
    Assets                                                      1997        1996
                                                              --------    --------
                                                             (unaudited)

Cash and due from banks                                       $  1,863       2,868
Federal funds sold                                               1,973       3,452
                                                              --------    --------

            Total cash and cash equivalents                      3,836       6,320
                                                              --------    --------

Interest-bearing deposits with banks                                99          99
Securities held to maturity                                     38,296      34,507
Loans receivable, net                                           69,540      59,499
Accrued interest receivable                                        997         842
Premises and equipment, net                                      3,967       2,940
Restricted securities, Federal Reserve Bank stock, at cost         203         203
Foreclosed real estate                                            --           185
Deferred income tax asset                                          495         526
Other assets                                                       104          75
                                                              --------    --------

            Total                                             $117,537     105,196
                                                              ========    ========

    Liabilities and Stockholders' Equity

Deposits:
    Demand deposits                                              2,204       2,401
    Savings deposits                                             9,177       4,742
    NOW deposits                                                 3,441       4,536
    Money-market deposits                                       14,381       7,507
    Time deposits                                               75,659      74,261
                                                              --------    --------

            Total deposits                                     104,862      93,447

Other liabilities                                                2,249       1,676
                                                              --------    --------

            Total liabilities                                  107,111      95,123
                                                              --------    --------

Minority interest                                                  332         326
                                                              --------    --------

Stockholders' Equity:
    Class A common stock                                           900         900
    Class B common stock                                           200         200
    Additional paid-in capital                                   7,655       7,655
    Retained earnings                                            1,339         992
                                                              --------    --------

            Total stockholders' equity                          10,094       9,747
                                                              --------    --------

            Total                                             $117,537     105,196
                                                              ========    ========











See Accompanying Notes to Condensed Consolidated Financial Statements.



                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings
                (Dollars in thousands, except per share figures)

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                  ---------------------------   -----------------------
                                                        1997         1996          1997           1996
                                                        ----         ----          ----           ----
                                                           (unaudited)                  (unaudited)
Interest income:
    Loans                                          $    1,569         1,112         3,003         2,087
    Securities held to maturity                           636           339         1,234           675
    Other interest earning assets                          14            29            67            95
                                                   ----------    ----------    ----------    ----------

            Total interest income                       2,219         1,480         4,304         2,857
                                                   ----------    ----------    ----------    ----------

Interest expense-
    Deposits                                            1,379           840         2,688         1,628
                                                   ----------    ----------    ----------    ----------

            Net interest income                           840           640         1,616         1,229

Provision for loan losses                                  92            55           184           128
                                                   ----------    ----------    ----------    ----------

            Net interest income after provision
                for loan losses                           748           585         1,432         1,101
                                                   ----------    ----------    ----------    ----------

Noninterest income:
    Customer service charges                               29            40            56            61
    Other                                                   8             8            12            17
                                                   ----------    ----------    ----------    ----------

            Total noninterest income                       37            48            68            78
                                                   ----------    ----------    ----------    ----------

Noninterest expenses:
    Salaries and employee benefits                        222           180           438           351
    Occupancy and equipment                               101            90           191           179
    Advertising and promotion                              31             1            42             3
    Professional fees                                      50            45            64            58
    Deposit insurance premiums                              3          --               5             1
    Other                                                  72            88           200           173
                                                   ----------    ----------    ----------    ----------

            Total noninterest expense                     479           404           940           765
                                                   ----------    ----------    ----------    ----------

Earnings before income taxes                              306           229           560           414

Income taxes                                              119            97           213           172
                                                   ----------    ----------    ----------    ----------

            Net earnings                           $      187           132           347           242
                                                   ==========    ==========    ==========    ==========

Earnings per share                                 $      .17           .12           .32           .22
                                                   ==========    ==========    ==========    ==========

Weighted-average number of shares
    outstanding                                     1,100,000     1,100,000     1,100,000     1,100,000
                                                    =========     =========     =========     =========






See Accompanying Notes to Condensed Consolidated Financial Statements.


                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                  For the Six-Month Period Ended June 30, 1997
                                 (In thousands)



                                           Class A     Class B  Additional           Total
                                            Common     Common    Paid-In  Retained Stockholders'
                                            Stock       Stock    Capital  Earnings   Equity
                                            -----       -----    -------  --------   ------

Balance at December 31, 1996                $  900       200     7,655       992     9,747

Net earnings for the six months
         ended June 30, 1997 (unaudited)      --        --        --         347       347
                                            ------    ------    ------    ------    ------

Balance at June 30, 1997 (unaudited)        $  900       200     7,655     1,339    10,094
                                            ======    ======    ======    ======    ======








See Accompanying Notes to Condensed Consolidated Financial Statements



                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                        ----------------
                                                                                      1997            1996
                                                                                      ----            ----
                                                                                           (unaudited)
Cash flows from operating activities:
      Net earnings                                                                  $    347          242
      Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation                                                                   108          121
          Provision for deferred income taxes                                             31          166
          (Increase) decrease in other assets                                            (29)           1
          Increase in other liabilities                                                  579          766
          Increase in accrued interest receivable                                       (155)         (17)
          Net amortization of fees, premiums and discounts                                12          107
          Write-down on foreclosed real estate                                             8         --
          Net gain on sale of foreclosed real estate                                      (7)        --
          Provision for loan losses                                                      184          128
                                                                                    --------     --------

               Net cash provided by operating activities                               1,078        1,514
                                                                                    --------     --------

Cash flows from investing activities:
      Proceeds from sale of foreclosed real estate                                       184         --
      Purchase of securities held to maturity                                        (15,128)      (9,937)
      Maturity of interest-bearing deposits                                             --            199
      Net purchase of premises and equipment                                          (1,135)        (107)
      Net increase in loans                                                          (10,256)     (13,426)
      Maturities of securities held to maturity                                       11,358        8,000
                                                                                    --------     --------

               Net cash used in investing activities                                 (14,977)     (15,271)
                                                                                    --------     --------

Cash flows from financing activities:
      Net increase in demand, savings, NOW and money-market deposits                  10,017          350
      Net increase in time deposits                                                    1,398        9,328
                                                                                    --------     --------

             Net cash provided by financing activities                                11,415        9,678
                                                                                    --------     --------

Net decrease in cash and cash equivalents                                             (2,484)      (4,079)

Cash and cash equivalents at beginning of period                                       6,320        8,551
                                                                                    --------     --------

Cash and cash equivalents at end of period                                          $  3,836        4,472
                                                                                    ========     ========

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
          Interest                                                                  $  2,684        1,627
                                                                                    ========     ========

          Income taxes                                                              $    397           23
                                                                                    ========     ========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


1. General. In the opinion of the management of Intervest Bancshares Corporation (the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 1997, the results of operations for the three- and six-month periods ended June 30, 1997 and 1996 and cash flows for the six-month periods ended June 30, 1997 and 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

      The Holding Company's condensed consolidated financial statements include the accounts of its majority-owned subsidiary, Intervest Bank (the "Bank") (collectively the "Company"). The Holding Company's primary business activity is the ownership of the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

2. Loan Impairment and Loan Losses. No loans were identified as being impaired during the six-month period ended June 30, 1997. The activity in the allowance for loan losses is as follows (in thousands):

                                 For the Three    For the Six
                                  Months Ended   Months Ended
                                     June 30,      June 30,
                                  ------------   -------------
                                  1997    1996   1997     1996
                                  ----    ----   ----     ----
                                         (In thousands)

Balance, beginning of period      $906     677     811     593
Provision charged to earnings       92      55     184     128
Recoveries, net of charge-offs       1      20       4      31
                                  ----    ----    ----    ----

Balance, end of period            $999     752     999     752
                                  ====    ====    ====    ====

3. Earnings Per Common Share. Earnings per common share were computed by dividing the net earnings for the period by the weighted-average number of shares outstanding. The effect of the outstanding warrants was not material.

4. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 1997 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                    Ratios of  Regulatory
                                                    the Bank   Requirement

Total capital to risk-weighted assets                 11.90%    8.00%

Tier I capital to risk-weighted assets                10.67%    4.00%

Tier I capital to total assets - leverage ratio        7.57%    4.00%

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

5. Impact of New Accounting Principle. On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS 125 has no effect on the Company's financial statements during the six-month period ended June 30, 1997.

6. Future Accounting Requirements. The FASB has issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"). This Statement specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly-held common stock. SFAS 128 is effective for both interim and annual periods ending after December 15, 1997 and upon adoption, all periods will be presented to conform with SFAS
      128. Management believes the effect of adopting this Statement will not have a material effect on earnings per share.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                              or Plan of Operation

                Comparison of June 30, 1997 and December 31, 1996

Liquidity and Capital Resources
         The Company's primary source of cash during the six months ended June 30, 1997 was from the maturity of securities totaling $11.4 million and net deposit inflows of $11.4 million. Cash was used primarily for net loan originations of $10.3 million and the purchase of securities totaling $15.1 million. At June 30, 1997, the Company had outstanding commitments to originate loans of $1.0 million. It is expected that these requirements will be funded from the sources described above. At June 30, 1997, the Bank exceeded its regulatory liquidity requirements.

      The following table shows selected ratios for the periods ended or at the dates indicated:

                                                     Six Months                   Six Months
                                                       Ended       Year Ended       Ended
                                                      June 30,     December 31,    June 30,
                                                        1997          1996           1996
                                                        ----          ----           ----
Average equity as a percentage
   of average assets                                    8.49%        11.29%         12.35%

Equity to total assets at end of period                 8.59%         9.27%         11.84%

Return on average assets (1)                             .60%          .67%           .64%

Return on average equity (1)                            7.12%         5.91%          5.20%

Noninterest expense to average assets (1)               1.64%         1.85%          1.99%

Nonperforming loans and foreclosed real estate to
   total assets at end of period                          - %          .18%           .31%


----------------------------------
(1) Annualized for the six months ended June 30, 1997 and 1996.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

       Comparison of the Three-Month Periods Ended June 30, 1997 and 1996

Results of Operations:

   General. Net earnings for the three months ended June 30, 1997 were $187,000 or $.17 per share compared to net earnings of $132,000 or $.12 per share for the three months ended June 30, 1996. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in other expenses and an increase in the provision for income taxes.

   Interest Income and Expense. Interest income increased by $739,000 from $1,480,000 for the three months ended June 30, 1996 to $2,219,000 for the three months ended June 30, 1997. Interest income on loans increased by $457,000 due to an increase in the average loan portfolio balance for the three months ended June 30, 1997 to $68.4 million compared to $47.4 million during the 1996 period partially offset by a decrease in the weighted-average yield from 9.37% in 1996 to 9.18% in 1997. Interest on securities increased by $297,000 due to an increase in the average securities portfolio during the three months ended June 30, 1997 to $40.8 million from $22.8 million during 1996 as well as an increase in the weighted-average yield from 5.97% in 1996 to 6.24% in 1997. Interest on other interest-earning assets decreased by $15,000 due to a decrease in the average balance of such assets from 1996 to 1997.

      Interest expense on deposit accounts increased to $1,379,000 for the three months ended June 30, 1997 from $840,000 for the three months ended June 30, 1996. Interest expense increased primarily because of an increase in the average balance of deposits from 1996 to 1997. The average balance of deposits for the three months ended June 30, 1997 was $102.2 million compared to $63.7 million during 1996.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 1997 and 1996 was $92,000 and $55,000, respectively. Management believes the balance in the allowance for loan losses of $999,000 at June 30, 1997 is adequate.

   Noninterest Expense. Total noninterest expense increased by $75,000 to $479,000 for the three months ended June 30, 1997 from $404,000 for the three months ended June 30, 1996, primarily due to an increase in employee compensation and benefits as well as advertising and promotion due to overall growth of the Company.

   Provision for Income Taxes. The income tax provision for the three months ended June 30, 1997 was $119,000 (an effective rate of 38.9%) compared to $97,000 (an effective rate of 42.4%) for the comparable 1996 period. In 1996, a greater portion of the consolidated earnings was generated by the Holding Company which has a higher state income tax rate.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

        Comparison of the Six-Month Periods Ended June 30, 1997 and 1996

Results of Operations:

  General. Net earnings for the six months ended June 30, 1997 were $347,000 or $.32 per share compared to net earnings of $242,000 or $.22 per share for the six months ended June 30, 1996. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses and an increase in the provision for income taxes.

   Interest Income and Expense.  Interest  income  increased by $1,447,000  from
      $2,857,000 for the six months ended June 30, 1996 to $4,304,000 for the six months ended June 30, 1997. Interest income on loans increased by $916,000 due to an increase in the average loan portfolio balance for the six months ended June 30, 1997 to $65.9 million compared to $43.5 million during the 1996 period partially offset by a decrease in the weighted-average yield from 9.61% in 1996 to 9.12% in 1997. Interest on securities increased by $559,000 due to an increase in the average securities portfolio during the six months ended June 30, 1997 to $40.7 million from $22.7 million during 1996 and an increase in the weighted-average yield from 5.94% in 1996 to 6.06% in 1997. Interest on other interest-earning assets decreased by $28,000 primarily due to a decrease in the average balance of these assets from 1996 to 1997.

      Interest expense on deposit accounts increased to $2,688,000 for the six months ended June 30, 1997 from $1,628,000 for the six months ended June 30, 1996. Interest expense increased primarily because of an increase in the average balance of deposits from 1996 to 1997. The average balance of deposits for the six months ended June 30, 1997 was $100.4 million compared to $60.6 million during 1996.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision increased from $128,000 for the six months ended June 30, 1996 to $184,000 for the six months ended June 30, 1997. The increase was deemed appropriate by management due to the growth in the loan portfolio in 1997.

   Noninterest Expense. Total noninterest expense increased by $175,000 to $940,000 for the six months ended June 30, 1997 from $765,000 for the six months ended June 30, 1996, primarily due to an increase in employee compensation and benefits of $87,000, an increase in advertising and promotion of $39,000 and an increase in other noninterest expense of $27,000 due to the overall growth of the Company.

   Provision for Income Taxes. The income tax provision for the six months ended
      June 30, 1997 was $213,000 (an effective rate of 38.0%) compared to $172,000 (an effective rate of 41.5%) for the comparable 1996 period. In 1996, a greater portion of the consolidated earnings was generated by the Holding Company which has a higher state income tax rate.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION


           Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on June 3, 1997 for the purpose of electing directors. Pursuant to the charter and bylaws, two directors are elected by the holders of Class A Common Stock and six directors are elected by the holders of Class B Common Stock. A total of 809,500 shares of Class A Common Stock and 200,000 shares of Class B Common Stock were represented at the meeting. All of management's nominees for director were elected with the following vote:

                           Class A Shares    Shares
                             Voted For     "Withheld"
                             ---------     ----------

   Milton F. Gidge            804,500        5,000
   Wesley T. Wood             804,500        5,000

                           Class B Shares    Shares
                              Voted For    "Withheld"
                              ---------    ----------

   Lawrence G. Bergman        200,000          0
   Michael A. Callen          200,000          0
   Jerome Dansker             200,000          0
   Lowell S. Dansker          200,000          0
   William F. Holly           200,000          0
   David J. Willmott          200,000          0

                    Item 6. Exhibits and Reports on Form 8-K

On June 24, 1997, a proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Class A Common Stock that the Company is authorized to issue from 2,600,000 to 4,000,000, was approved by written consent of shareholders owning 200,000 shares of Class B Common Stock (constituting all of the issued and outstanding shares of Class B Common Stock) and 600,000 shares of Class A Common Stock (constituting two-thirds of the issued and outstanding shares of Class A Common Stock).

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-B)

        3.      Restated Certificate of Incorporation

        27.     Financial Data Schedule

(b) No reports on Form 8-K were filed during the period covered by this report.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERVEST BANCSHARES CORPORATION
                                          AND SUBSIDIARY
                                          (Registrant)



Date: July 31, 1997     By:     /s/ Lowell S. Dansker
      -------------             ----------------------
                                    Lowell S. Dansker, President
                                      and Treasurer
                                      (Chief Financial Officer)



Date: July 31, 1997      By:     /s/ Lawrence G. Bergman
      -------------              ------------------------
                                     Lawrence G. Bergman, Vice President
                                       and Secretary