Form 10QSB
period 1997-09-30
INTERVEST BANCSHARES CORP
filed 1997-11-12
CIK 927807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

____ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____ to _____

Commission file number 33-82246
                       --------

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
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


                          -----------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

 Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  X    NO

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Class A Common stock, par value $1.00 per share             1,350,000
-----------------------------------------------  -------------------------------
                         (class)                 Outstanding at October 31, 1997


Class B Common stock, par value $1.00 per share              300,000
-----------------------------------------------  -------------------------------
                         (class)                 Outstanding at October 31, 1997

--------------------------------------------------------------------------------

                                                                  CONFORMED COPY

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                                      INDEX


Part I. Financial Information

  Item 1. Financial Statements                                       Page

   Condensed Consolidated Balance Sheets -
    September 30, 1997 (unaudited) and December 31, 1996 . . . . . . . .       2

   Condensed Consolidated Statements of Earnings -
    Three and Nine Months ended September 30, 1997 and 1996 (unaudited). . . . 3

   Condensed Consolidated Statement of Stockholders' Equity -
    Nine Months ended September 30, 1997 (unaudited) . . . . . . . . . .       4

   Condensed Consolidated Statements of Cash Flows -
    Nine Months ended September 30, 1997 and 1996 (unaudited). . . . . .       5

   Notes to Condensed Consolidated Financial Statements (unaudited). .  . . .6-7

  Item 2. Management's Discussion and Analysis or Plan of Operation. . . .  8-10

Part II. Other Information

  Item 4. Submission of Matters to a Vote of Security Holders. . . . .        11

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .        11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11


                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                                             September 30, December 31,
                                                             --------------------------
 Assets                                                         1997          1996
                                                                  (unaudited)

Cash and due from banks$                                         2,209       2,868
Federal funds sold                                               8,885       3,452
                                                              --------     -------

      Total cash and cash equivalents                           11,094       6,320

Interest-bearing deposits with banks                               197          99
Securities held to maturity                                     43,772      34,507
Loans receivable, net                                           72,458      59,499
Accrued interest receivable                                      1,017         842
Premises and equipment, net                                      4,542       2,940
Restricted securities, Federal Reserve Bank stock, at cost         232         203
Foreclosed real estate                                            --           185
Deferred income tax asset                                          495         526
Other assets                                                       158          75
                                                              --------     -------

      Total                                                   $133,965     105,196
                                                              ========     =======

 Liabilities and Stockholders' Equity

Deposits:
 Demand deposits                                                 2,163       2,401
 Savings deposits                                               10,465       4,742
 NOW deposits                                                    3,914       4,536
 Money-market deposits                                          15,740       7,507
 Time deposits                                                  87,505      74,261
                                                              --------     -------

      Total deposits                                           119,787      93,447

Other liabilities                                                3,529       1,676
                                                              --------     -------

      Total liabilities                                        123,316      95,123
                                                              --------     -------

Minority interest                                                  340         326
                                                              --------     -------

Stockholders' Equity:
 Class A common stock                                            1,350         900
 Class B common stock                                              300         200
 Additional paid-in capital                                      7,105       7,655
 Retained earnings                                               1,554         992
                                                              --------     -------

      Total stockholders' equity                                10,309       9,747
                                                              --------     -------

      Total                                                   $133,965     105,196
                                                              ========     =======


See Accompanying Notes to Condensed Consolidated Financial Statements.


           INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statements of Earnings
          (Dollars in thousands, except per share figures)

                                                      Three Months Ended           Nine Months Ended
                                                           September 30,             September 30,
                                                       1997         1996          1997           1996
                                                          (unaudited)                 (unaudited)
Interest income:
  Loans receivable                               $    1,656         1,193         4,659         3,280
  Securities held to maturity                           616           394         1,850         1,069
  Other interest-earning assets                          65            50           132           145
                                                  ---------     ---------     ---------     ---------

    Total interest income                             2,337         1,637         6,641         4,494
                                                  ---------     ---------     ---------     ---------

Interest expense-
  Deposits                                            1,480           975         4,168         2,603
                                                  ---------     ---------     ---------     ---------

    Net interest income                                 857           662         2,473         1,891

Provision for loan losses                                82            62           266           190
                                                  ---------     ---------     ---------     ---------

    Net interest income after
         provision for loan losses                      775           600         2,207         1,701
                                                  ---------     ---------     ---------     ---------

Noninterest income:
  Customer service charges                               27            24            83            84
  Other                                                   1          --              13            18
                                                  ---------     ---------     ---------     ---------

    Total noninterest income                             28            24            96           102
                                                  ---------     ---------     ---------     ---------

Noninterest expenses:
  Salaries and employee benefits                        221           187           659           538
  Occupancy and equipment                               119            77           310           256
  Advertising and promotion                            --               2            42             5
  Professional fees                                     105            34           169           121
  Deposit insurance premiums                              3             1             8             2
  Other                                                  19            73           219           217
                                                  ---------     ---------     ---------     ---------

    Total noninterest expenses                          467           374         1,407         1,139

Earnings before income taxes                            336           250           896           664

Income taxes                                            121           101           334           273
                                                  ---------     ---------     ---------     ---------

    Net earnings                                 $      215           149           562           391
                                                  =========     =========     =========     =========

Earnings per share                               $      .13           .09           .34           .24
                                                  =========     =========     =========     =========

Weighted-average number of shares outstanding     1,650,000     1,650,000     1,650,000     1,650,000
                                                  =========     =========     =========     =========

See Accompanying Notes to Condensed Consolidated Financial Statements.


                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

               For the Nine-Month Period Ended September 30, 1997
                                 (In thousands)



                                    Class A  Class B   Additional              Total
                                    Common    Common    Paid-In    Retained Stockholders'
                                     Stock     Stock    Capital    Earnings   Equity
                                     -----     -----    -------    --------   ------

Balance at December 31, 1996        $  900       200     7,655        992     9,747

Effect of 1.5 for 1 stock split
  (unaudited)                          450       100      (550)      --        --

Net earnings for the nine months
  ended September 30, 1997
  (unaudited)                         --        --        --          562       562
                                    ------       ---     -----      -----    ------

Balance at September 30, 1997
  (unaudited)                       $1,350       300     7,105      1,554    10,309
                                    ======       ===     =====      =====    ======


See Accompanying Notes to Condensed Consolidated Financial Statements







                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                          -------------
                                                                                          1997     1996
                                                                                          ----     ----
                                                                                           (unaudited)
Cash flows from operating activities:
  Net earnings                                                                      $    562          391
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation                                                                         179          171
    Provision for deferred income taxes                                                   31          125
    (Increase) decrease in other assets                                                  (83)          12
    Increase in other liabilities                                                        654          865
    Increase in accrued interest receivable                                             (175)        (101)
    Net amortization of fees, premiums and discounts                                      42          184
    Write-down on foreclosed real estate                                                   8         --
    Net gain on sale of foreclosed real estate                                            (7)        --
    Provision for loan losses                                                            266          190
                                                                                     -------      -------

        Net cash provided by operating activities                                      1,477        1,837
                                                                                     -------      -------

Cash flows from investing activities:
  Proceeds from sale of foreclosed real estate                                           184         --
  Purchase of securities held to maturity                                            (26,369)     (21,443)
  Net (increase) decrease in interest-bearing deposits                                   (98)         199
  Net purchase of premises and equipment                                              (1,781)        (178)
  Net increase in loans                                                              (13,281)     (18,068)
  Net purchases of restricted securities                                                 (29)        --
  Maturities of securities held to maturity                                           17,118       11,750
                                                                                     -------      -------

        Net cash used in investing activities                                        (24,256)     (27,740)
                                                                                     -------      -------

Cash flows from financing activities:
  Net increase in demand, savings, NOW and money-market deposits                      13,096        3,010
  Net increase in time deposits                                                       13,244       17,838
  Increase in advance payments by borrowers for taxes and insurance                    1,213        1,180
                                                                                     -------      -------

      Net cash provided by financing activities                                       27,553       22,028
                                                                                     -------      -------

Net increase (decrease) in cash and cash equivalents                                   4,774       (3,875)

Cash and cash equivalents at beginning of period                                       6,320        8,551
                                                                                     -------      -------

Cash and cash equivalents at end of period                                          $ 11,094        4,676
                                                                                    ========        =====

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Interest                                                                        $  4,130        2,573
                                                                                    ========        =====

    Income taxes                                                                    $    525           32
                                                                                    ========        =====



See Accompanying Notes to Condensed Consolidated Financial Statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

     Notes to Condensed Consolidated Financial Statements (unaudited)


1. General.
         In the opinion of the management of Intervest Bancshares Corporation (the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 1997, the results of operations for the three and nine-month periods ended September 30, 1997 and 1996 and the cash flows for the nine-months ended September 30, 1997 and 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indic ative of the results to be expected for the full year.

         The Holding Company's condensed consolidated financial statements include the accounts of its majority-owned subsidiary, Intervest Bank (the "Bank") (collectively the "Company"). The Holding Company's primary business activity is the ownership of the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

2.  Loan Impairment and Credit Losses.
         No loans were identified as being impaired during the nine-month period ended September 30, 1997. The activity in the allowance for loan losses is as follows (in thousands):

                                             For the Three    For the Nine
                                             Months Ended     Months Ended
                                             September  30,   September  30,
                                             ---------  ---   ---------  ---
                                               1997   1996      1997    1996
                                               ----   ----      ----    ----
                                                       (In thousands)

      Balance, beginning of period         $   999     752      811     593
      Provision charged to earnings             82      62      266     190
      Recoveries, net of charge-offs             3       1        7      32
                                           -------     ---    -----     ---

      Balance, end of period               $ 1,084     815    1,084     815
                                           =======     ===    =====     ===

3.  Earnings Per Common Share.
         Earnings per common share were computed by dividing the net earnings for the period by the weighted-average number of shares outstanding. The effect of the outstanding warrants was not material (see note 5).

4.  Regulatory Capital.
         The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 1997 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                    Ratios of       Regulatory
                                                     the Bank       Requirement

      Total capital to risk-weighted assets            11.35%          8.00%

      Tier I capital to risk-weighted assets           10.11%          4.00%

      Tier I capital to total assets - leverage ratio   7.29%          4.00%

                                                                     (continued)
                                       6

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

5.  Common Stock Split.
         On September 18, 1997, the Board of Directors of the Holding Company declared a 1.5 for 1 Class A and Class B common stock split payable on September 19, 1997 to stockholders of record on September 19, 1997. All per share amounts have been restated to reflect the effect of these stock splits.

6. Impact of New Accounting  Principle.
         On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") which provides accounting and reporting standards for tra nsfers and servicing of financial assets and extinguishments of liabilities. This Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS 125 has no effect on the Company's financial statements during the nine-month period ended September 30, 1997.

7. Future  Accounting  Requirements.
         The FASB has issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"). This Statement specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly-held common stock. SFAS 128 is effe ctive for both interim and annual periods ending after December 15, 1997 and upon adoption, all periods will be presented to conform with SFAS 128. Management believes the effect of adopting this Statement will not have a material effect on earnings per share.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY
                  Item 2. Management's Discussion and Analysis
                              or Plan of Operation

             Comparison of September 30, 1997 and December 31, 1996

Liquidity and Capital Resources
         The Company's primary source of cash during the nine months ended September 30, 1997 was from the maturity of securities totaling $17.1 million and net deposit inflows of $26.3 million. Cash was used primarily for net loan originations of $13.3 million and the purchase of securities totaling $26. 4 million. At September 30, 1997, the Company had outstanding commitments to originate loans of $6.6 million. It is expected that these requirements will be funded from the sources described above. At September 30, 1997, the Bank exceeded its regulatory liquidity requirements.

         The following table shows selected ratios for the periods ended or at the dates indicated:

                                                     Nine Months                 Nine Months
                                                       Ended      Year Ended        Ended
                                                   September 30, December 31,    September 30,
                                                        1997         1996           1996
                                                        ----         ----           ----
Average equity as a percentage
  of average assets                                     8.31%        11.29%         12.03%

Equity to total assets at end of period                 7.70%         9.27%         10.39%

Return on average assets (1)                             .64%          .67%           .66%

Return on average equity (1)                            7.67%         5.91%          5.49%

Noninterest expense to average assets (1)               1.60%         1.85%          1.92%

Nonperforming loans and foreclosed real estate to
  total assets at end of period                           --%          .18%           .27%


     (1)  Annualized for the nine months ended September 30, 1997 and 1996.

           INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

    Comparison of the Three-Month Periods Ended September 30, 1997 and 1996

Results of Operations:

General.
         Net earnings for the three months ended September 30, 1997 were $215,000 or $.13 per share compared to net earnings of $149,000 or $.09 per share for the three months ended September 30, 1996. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest  Income and Expense.
         Interest income increased by $700,000 from $1,637,000 for the three months ended September 30, 1996 to $2,337,000 for the three months ended September 30, 1997. Interest income on loans increased by $463,000 due to an increase in the average loan portfolio balance for the three months ended September 30, 1997 to $72.0 million compared to $52.0 million during the 1996 period as well as a slight increase in the weighted-average yield from 9.18% in 1996 to 9.20% in 1997. Interest on securities increased by $222,000 due to an increase in the average securities portfolio during the three months ended September 30, 1997 to $40.3 million from $25.7 million during 1996 partially offset by a decrease in the weighted-average yield from 6.17% in 1996 to 6.13% in 1997. Interest on other interest-earning assets increased by $15,000 due to an increase in the ave rage balance of such assets from 1996 to 1997.

         Interest expense on deposit accounts increased to $1,480,000 for the three months ended September 30, 1997 from $975,000 for the three months ended September 30, 1996. Interest expense increased primarily because of an increase in the average balance of deposits from 1996 to 1997. The average balance of deposits for the three months ended September 30, 1997 was $107.6 million compared to $71.1 million during 1996.

Provision  for Loan  Losses.
         The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperfor ming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months
         ended   September   30,  1997  and  1996  was   $82,000  and   $62,000,
         respectively. Managemen t believes the balance in the allowance for loan losses of $1,084,000 at September 30, 1997 is adequate.

Noninterest  Expenses.
         Total noninterest expenses increased by $93,000 to $467,000 for the three months ended September 30, 1997 from $374,000 for the three months ended September 30, 1996, primarily due to an increase in employee compensation and benefits, occupancy and equipment expenses as w ell as professional fees due to the overall growth of the Company.

Provision  for Income  Taxes.
         The income tax provision for the three months ended September 30, 1997 was $121,000 (an effective rate of 36.0%) compared to $101,000 (an effective rate of 40.4%) for the comparable 1996 period. In 1996, a greater portion of the consolidated earnings was generated by the Holding Company which has a higher state income tax rate.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

     Comparison of the Nine-Month Periods Ended September 30, 1997 and 1996

Results of Operations:
General.
         Net earnings for the nine months ended September 30, 1997 were $562,000 or $.34 per share compared to net earnings of $391,000 or $.24 per share for the nine months ended September 30, 1996. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses and an increase in the provision for income taxes.

Interest Income and Expense.
         Interest income increased by $2,147,000 from $4,494,000 for the nine months ended September 30, 1996 to $6,641,000 for the nine months ended September 30, 1997. Interest income on loans increased by $1,379,000 due to an increase in the average loan portfolio balance for the nine months ended September 30, 1997 to $67.9 million compared to $46.3 million during the 1996 period partially offset by a decrease in the weighted-average yield from 9.45% in 1996 to 9.15% in 1997. Interest on securities increased by $781,000 due to an increase in the average securit ies portfolio during the nine months ended September 30, 1997 to $40.6 million from $23.7 million during 1996 and an increase in the weighted-average yield from 6.03% in 1996 to 6.08% in 1997. Interest on other interest-earning assets decreased by $13,000 primarily due to a decrease in the average balance of these assets from 1996 to 1997.

         Interest expense on deposit accounts increased to $4,168,000 for the nine months ended September 30, 1997 from $2,603,000 for the nine months ended September 30, 1996. Interest expense increased primarily because of an increase in the average balance of deposits from 1996 to 1997. The average balance of deposits for the nine months ended September 30, 1997 was $102.8 million compared to $64.5 million during 1996.

Provision  for Loan  Losses.
         The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision increased from $190,000 for the nine months ended September 30, 1996 to $266,000 for the nine months ended September 30, 1997. The increase was deemed appropriate by management due to the growth in the loan portfolio in 1997.

Noninterest  Expense.
         Total noninterest expense increased by $268,000 to $1,407,000 for the nine months ended September 30, 1997 from $1,139,000 for the nine months ended September 30, 1996, primarily due to an increase in employee compensation and benefits, occupancy and equipment expenses, ad vertising and promotion, as well as professional fees and other miscellaneous expenses due to the overall growth of the Company.

Provision for Income Taxes.
         The income tax provision for the nine months ended September 30, 1997 was $334,000 (an effective rate of 37.3%) compared to $273,000 (an effective rate of 41.1%) for the comparable 1996 period. In 1996, a greater portion of the consolidated earnings was generated by the Holding Company which has a higher state income tax rate.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION


          Item 4. Submission of Matters to a Vote of Security Holders


On September 18, 1997, a proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Class A Common Stock that the Company is authorized to issue from 4,000,000 shares to 7,500,000 shares, to increase the number of shares of Cl ass B Common Stock that the Company is authorized to issue from 400,000 to 700,000 and to increase the number of shares of Preferred Stock that the Company is authorized to issue from 200,000 to 300,000 was approved by written consent of shareholders owning 2/3rds of the issued and outstanding shares of Class A Common Stock and all of the issued and outstanding shares of Class B Common Stock. By such written consent, the same shareholders also approved the preservation of the 50,000 share threshold referred to in paragraph 4(c)(ii) of the Company's Certificate of Incorporation related to class voting for directors and also approved revised by-laws of the Company.

                    Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-B)

    3(i). Restated Certificate of Incorporation, incorporated by reference from Pre-Effective Amendment No.1 to Registration Statement on Form SB-2 (No.333-33419), filed with the Securities and Exchange Commission on September 22, 1997.

    3(ii).    Revised Bylaws

    27.       Financial Data Schedule (for SEC use only)

(b) No reports on Form 8-K were filed during the period covered by this report.


                                         INTERVEST BANCSHARES CORPORATION
                                          AND SUBSIDIARY
                                          (Registrant)


Date:     November 12, 1997               By:      /s/ Lowell S. Dansker
    -----------------------                  ----------------------------
                                                       Lowell S. Dansker,
                                                       President and Treasurer
                                                       (Chief Financial Officer)




Date:     November 12, 1997               By:      /s/ Lawrence G. Bergman
    -----------------------                  ----------------------------
                                                       Lawrence G. Bergman,
                                                       Vice President and
                                                       Secretary