Form 10KSB
period 1997-12-31
INTERVEST BANCSHARES CORP
filed 1998-03-31
CIK 927807

io                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)
                                   FORM 10-KSB

               X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended                                 Commission File Number
December 31, 1997                                                      000-23377
-------------------------                                 ----------------------

                        INTERVEST BANCSHARES CORPORATION
--------------------------------------------------------------------------------

                 (Name of Small Business Issuer in its Charter)

          Delaware                                         13-3699013
-------------------------------                      ---------------------
(State or Other Jurisdiction of                      (I.R.S. Employer No.)
Incorporation or Organization)

 10 Rockefeller Plaza, New York, New York                  10020-1903
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (212) 757-7300
                 Issuer's Telephone Number, Including Area Code

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)

           Securities Register Pursuant to Section 12 (g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.YES  X           NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge in definitive proxy or information statements incorporated by reference in Part III to this Form 10-KSB or any amendment to this Form 10-KSB (X) .

The Issuer's total interest income and total other income for its most recent fiscal year was $9,347,000 and $136,000, respectively.

The aggregate market value of the Issuer's voting stock held by non-affiliates as of March 15, 1998 was $16,228,310.

As of March 15, 1998 there were 2,136,675 shares of the Issuer's Class A common stock and 300,000 shares of the Issuer's Class B common stock outstanding.

Indicate by check mark whether the Issuer is utilizing the Transitional Small Business Format.
YES      NO  X .


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting to be held on May 27, 1998   -    Part III




                                TABLE OF CONTENTS



                                     PART I

                                                                                                              Pages
                                                                                                              -----

Item 1            Description of Business                                                                         4
Item 2            Description of Property                                                                         8
Item 3            Legal Proceedings                                                                               8
Item 4            Submission of Matters to a Vote of Security Holders                                             8



                                     PART II

Item 5            Market for Common Equity and Related Stockholder Matters                                        9
Item 6            Management's Discussion and Analysis of Plan or Operations                                     11
Item 7            Financial Statements                                                                           33
Item 8            Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                            33



                                    PART III

Item  9           Directors, Executive Officers, Promoters and Control Persons of the
                  Registrant; Compliance with Section 16(a) of the Exchange Act                                  58
Item 10           Executive Compensation                                                                         58
Item 11           Security Ownership of Certain Beneficial Owners and Management                                 58
Item 12           Certain Relationships and Related Transactions                                                 58
Item 13           Exhibits, Lists and Reports on Form 8-K                                                        59

SIGNATURES


                                     PART I

Item 1.  Description of Business

         Intervest Bancshares Corporation (the "Company) is a registered bank holding company incorporated under the laws of the State of Delaware on February 5, 1993. The principal offices of the Company are located at 10 Rockefeller Plaza, Suite 1015, New York, New York 10020-1903, and its telephone number is 212-757-7300. The Company's primary asset is Intervest Bank (the "Bank"), a
Florida chartered bank which is a member of the Federal Reserve System. The Company owns approximately 99.78% of the issued and outstanding shares of the Bank. The Company, through its controlling ownership of the Bank, engages in the business of commercial banking. The Company engages in no substantial business activities other than mortgage lending and activities related to its ownership of the Bank.

         The Bank was originally chartered in December, 1987. The principal executive offices of the Bank are located at 625 Court Street, Clearwater, Florida 34625, and its telephone number is (813) 442- 2551. In addition to its principal office, the Bank operates four branch offices, three in Clearwater, Florida at 1875 Belcher Road North, 2175 Nursery Road, and 2575 Ulmerton Road, and one in South Pasadena, Florida at 6750 Gulfport Blvd.

         The Bank is subject to examination and comprehensive regulation by the Federal Reserve Board (the "FRB") and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law. The Bank is a member of the Federal Reserve System. The Bank is also subject to the supervision of and examination by the Florida Department of Banking and Finance.

         The Bank primarily focuses on providing personalized banking services to businesses and individuals within the market area where its banking offices are located. Management believes that this local market strategy enables the Bank to attract and retain low cost core deposits which provide substantially all of the Bank's funding requirements.

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

         The Bank also offers ATM services with access to local, state, and national networks, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank periodically reviews the scope of the products and services it offers so as to assess whether additional products or services should, consistent with market opportunities and available resources, be included in the Bank's products and services.

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

Market Area

         The Bank's facilities are located in Pinellas County, which is the Bank's primary market area. Pinellas County has an estimated resident population of approximately 890,000 people. The area has many more seasonal residents. The Bank's deposit gathering and lending markets are concentrated on the communities surrounding its offices in Clearwater and South Pasadena, Florida. Management believes that its offices are located in an area serving small and mid-sized businesses and serving middle and upper income residential communities.

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

         Businesses are solicited through the personal efforts of the Bank's directors and officers. Management believes a locally-based bank is often perceived by the local business community as possessing a clearer understanding of local commerce and its needs. Consequently, the Company expects that the Bank will be able to make prudent lending decisions quickly and more efficiently than its competitors without compromising asset quality or the Bank's profitability.

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

         At December 31, 1997 the Bank's net loan portfolio was $74.9 million, representing 52.6% of its total assets. As of such date, the loan portfolio consisted of 4.4% commercial loans, 95.3% real-estate mortgage loans and 0.3% consumer and other loans.

         Real Estate Mortgage Loans

         A substantial portion of the Bank's loan portfolio is composed of loans secured by commercial real estate, including apartment buildings, office buildings and retail shopping centers. The properties are personally inspected by representatives of the Bank and the Bank's real estate loans relate primarily to properties in the Bank's primary market area. The Bank requires mortgage title insurance and hazard insurance in amounts deemed appropriate by Management.

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

Employees

         At December 31, 1997, the Company and the Bank together employed 30 full-time employees and 1 part-time employee. None of these employees is covered by a collective bargaining agreement and the Company believes that its employee relations are good.

Item 2.  Description of Property

         The office of the Company is at 10 Rockefeller Plaza, New York, New York. The Bank maintains its principal office at 625 Court Street, Clearwater, Florida. In addition to its principal office the bank operates four branch offices. Three of the branch offices are in Clearwater, Florida, at 1875 Belcher Road North, 2175 Nursery Road and 2575 Ulmerton Road, and one is at 6750 Gulfport Blvd., South Pasadena, Florida. With the exception of the Belcher Road office, which is leased, all of the offices are owned by the Bank.

         The office at 625 Court Street consists of a two story building containing approximately 22,000 sq. ft. The Bank occupies the ground floor (approximately 8,500 sq. ft.) and leases the 2nd floor to a single commercial tenant. The branch office at 1875 Belcher Road is a two story building in which the bank leases approximately 5,100 sq. ft. for its branch office. The branch office at 2175 Nursery Road is a one story building containing approximately 2,700 sq. ft. which is entirely occupied by the Bank. The branch office at 2575 Ulmerton Road is a three story building containing approximately 17,000 sq. ft. The bank occupies the ground floor (approximately 2,500 sq. ft.) and leases the upper floors to commercial tenants. The branch office at 6750 Gulfport Blvd. is a one story building containing approximately 2,800 sq. ft. which is entirely occupied by the Bank. In addition, each of the Bank's offices include drive-through teller facilities.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

Market for Securities

         The Company's Class A Common Stock was approved for listing on the NASDAQ SmallCap Market (Symbol: IBCA) in November of 1997. Prior to then, there had been no established public trading market for the securities of the Company. The high and low sales prices for Class A Common Stock during the period from November 25, 1997, when trading commenced, and December 31, 1997 were $12.25 and $11.50, respectively. At December 31, 1997, there were approximately 272 holders of record of the Company's Class A Common Stock and three holders of record of the Company's Class B Common Stock.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

                             SELECTED FINANCIAL DATA

         The following table presents selected financial data for the Company and the Bank. The data set forth below for the seven months ended December 31, 1993, five months ended May 31, 1993, and the years ended December 31, 1997, 1996, 1995 and 1994 are derived from the audited consolidated financial statements of the Company or the Bank, as the case may be. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                                    At or for the
                                                                                       Seven        At or for the
                                            At  or for the Years Ended              Months Ended  Five Months Ended
                                                     December 31,                   December 31,      May 31,
                                 -----------------------------------------------    ------------  -----------------
                                   1997          1996         1995         1994        1993(1)      1993(2)
                                   ----          ----         ----         ----        -------      -------
                                              (Dollars in Thousands, Except Per Share Data)
Balance Sheet Data:
  Total assets ..............   $ 150,755      105,196       68,942       40,117       29,071       22,557
  Cash and cash equivalents .       9,176        6,320        8,551        6,088        5,519        2,569
  Net Loans .................      75,652       59,499       36,465       22,385       16,224       16,163
 Securities .................      58,821       34,507       19,630        8,638        5,231        2,958
  Deposits ..................     131,167       93,447       58,601       30,092       22,195       20,138
  Borrowed funds ............        --           --           --           --           --           --
  Retained earnings
    (Accumulated deficit) ...       1,836          992          434          164          (17)      (2,050)
  Total stockholders' equity       17,620        9,747        9,189        8,884        5,828        1,275

Income Statement Data:
  Interest income ...........       9,347        6,381        4,190        2,158        1,007          741
  Interest expense ..........       5,894        3,745        2,225          803          345          335
  Net interest income .......       3,453        2,636        1,965        1,355          662          406
  Provision for loan losses .        (352)        (250)        (233)        (124)        --            (90)
  Net interest income after
    provision for loan losses       3,101        2,386        1,732        1,231          662          316
  Other income ..............         136          106           89          112           59          102
  Other expense .............       (1906)      (1,551)      (1,415)      (1,054)        (738)        (401)
  Earnings (Loss) before
  income taxes ..............       1,331          941          406          289          (17)          17
  Provision for income taxes         (487)        (383)        (136)        (108)        --           --
  Net earnings (Loss) .......         844          558          270          181          (17)          17

Per Share Data:
Net Basic earnings (Loss) ...         .49          .34          .16          .11         (.01)         .05
Book value at period end ....   $    7.27         5.91         5.57         5.38         3.53         3.64


---------------------------------
(1) Includes the consolidated financial information of the Company from June 1, 1993.
(2)      Financial information of the Bank only

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

         Since its acquisition of control of the Bank in 1993, the Company has sought to strengthen the operation of the Bank, to improve asset quality, to increase the loan portfolio and to decrease nonperforming loans. During 1997, the Company completed a public offering of 747,500 Units for gross proceeds of $7,475,000 (the "1997 Offering"). Each Unit consisted of one share of the Company's Class A Common Stock and one warrant to purchase an additional share of Class A Common Stock. In connection with the 1997 Offering, the Company issued warrants related to 145,850 shares of Class A Common Stock to the Underwriter and participating broker/dealers. The Company has reserved a total of 2,494,348 shares of Class A stock for issuance upon exercise of the Company's warrants to purchase shares of Class A Common Stock.

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

         The Bank's present offices are located in or near Clearwater, Florida. Clearwater is located in Pinellas County, which is the most populous county in the Tampa Bay area of Florida. It also has a branch office in South Pasadena, which is also in Pinellas County. The "Tampa Bay" area is located on the West Coast of Florida, midway up the Florida peninsula. The major cities in the area are Tampa (Hillsborough County) and St. Petersburg and Clearwater (Pinellas County).

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

         Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition and results of operations of the Company for the years ended December 31, 1997 and 1996. This discussion should be read in conjunction with the consolidated financial statements and related footnotes presented elsewhere herein.

Results Of Operations

Comparison of Year Ended December 31, 1997 and 1996.

General
-------

         Net earnings for the year ended December 31, 1997 were $844,000 compared to $558,000 for the year ended December 31, 1996. This increase in the Company's net earnings was primarily due to an increase in net interest income partially offset by an increase in noninterest expenses and the provision for income taxes.

Interest Income and Expense
---------------------------

         Interest income increased by $2,966,000 from $6,381,000 for the year ended December 31, 1996 to $9,347,000 for the year ended December 31, 1997. Interest income on loans increased $1,791,000 due to an increase in the average loan portfolio balance from $49.3 million for the year ended December 31, 1996 to $68.7 million for 1997, partially offset by a decrease in the weighted average yield of 5 basis points. Interest on securities increased $1,118,000 due to an increase in the average securities balance from $25.6 million in 1996 to $42.8 million in 1997 and an increase in the average yield from 5.92% in 1996 to 6.15% in 1997. Interest on other interest-earning assets increased $57,000 primarily due to an increase from $4.7 million in average other interest-earning assets in 1996 to $6.9 million in 1997.

         Interest expense increased to $5,894,000 for the year ended December 31, 1997 from $3,745,000 for the year ended December 31, 1996. Interest expense on deposit accounts increased primarily because of a $39.0 million increase in the average balance, in addition to an increase of 4 basis points in the average yield paid on deposits for the year ended December 31, 1997 compared to 1996.

Provision for Loan Losses
-------------------------

         The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank's market areas, and other factors related to the collectability of the Bank's loan portfolio. The provision increased from $250,000 for the year ended December 31, 1996 to $352,000 for the year ended December 31, 1997. At December 31, 1997, there were no non-performing loans. Management believes that the allowance for loan loss of $1,173,000 is adequate at December 31, 1997.

Other Income
------------

         Total other income increased $30,000 for the year ended December 31, 1997 compared to 1996.

Other Expenses
--------------

         Total other expenses increased $355,000 for the year ended December 31, 1997 when compared to 1996, primarily due to an increase in employee compensation and benefits and occupancy and equipment expenses. The increase is primarily due to additional costs for the new branches and the overall growth of the Company.

Provision for Income Taxes
--------------------------

         In 1997 the provision for income taxes is $487,000, an effective income tax rate of 36.6%, as compared to $383,000 and 40.7% respectively, in 1996. In 1996, a greater portion of the consolidated earnings was generated by the holding company which has a higher state income tax rate.

Net Interest Income

         Net interest income, which constitutes the principal source of income for the Company, represents the difference between income on interest-earning assets and interest expense on interest-bearing liabilities. The principal interest-earning assets are securities and loans made to businesses and individuals. Interest-bearing liabilities primarily consist of time deposits, interest paying checking accounts ("NOW accounts"), retail savings deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of the average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

         Net interest income was $3,453,000 for the Company for the year ended December 31, 1997 compared with $2,636,000 for the year ended December 31, 1996. This improvement in net interest income is primarily a result of a higher volume of net interest-earning assets.

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

                                                        Year Ended December 31,
                                     ---------------------------------------------------------------
                                              1997                                1996
                                     --------------------------------- -----------------------------
                                                          (Dollars in thousands)
                                                   Interest    Average          Interest     Average
                                     Average       and         Yield/  Average    and         Yield/
                                     Balance       Dividends   Rate    Balance  Dividends      Rate
                                     -------       ---------   ----    -------  ---------      ----

Interest-earning assets:
  Loans(1) .......................   $ 68,711       6,415       9.34% $49,266      4,624      9.39%
  Securities .....................     42,763       2,632       6.15%  25,577      1,514      5.92%
  Other interest-earning assets(2)      6,913         300       4.34%   4,730        243      5.14%
                                        -----         ---       ----    -----        ---      ----

         Total interest-earning
             assets ..............    118,387       9,347       7.90%  79,573      6,381      8.02%
                                                    -----                          -----

Noninterest-earning assets .......     14,823                           4,089
                                       ------                           -----


         Total assets ............   $133,210                         $83,662
                                     ========                         ========

Interest-bearing liabilities:
   Demand, money market and
     NOW deposits ................     18,087         816       4.51%   8,432        310      3.68%
   Savings .......................      9,128         446       4.89%   1,470         62      4.22%
   Certificates of deposit .......     81,167       4,632       5.71%  59,437      3,371      5.67%
   Other .........................       --          --      --            34          2      5.88%
                                       ------         ---       ----    -----        ---      ----

         Total interest-bearing
            liabilities ..........    108,382       5,894       5.44%  69,373      3,745      5.40%
                                                                                   -----

Noninterest-bearing liabilities ..      5,425                          4,840

Stockholders' equity .............     19,403                          9,449
                                       ------                          -----

         Total liabilities and
            stockholders' equity .   $133,210                        $83,662
                                     ========                        =======


Net interest/dividend income .....               $  3,453                       $  2,636
                                                 ========                       ========

Interest rate spread(3) ..........                              2.46%                         2.62%
                                                                ====                          ====

Net interest margin(4) ...........                              2.92%                         3.31%
                                                                ====                          ====

Ratio of average interest-earning
   assets to average interest-
   bearing liabilities ...........       1.09                           1.15
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


Rate/Volume Analysis
--------------------

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

                                                       December 31,
                                                      1997 vs. 1996
                                          --------------------------------------
                                                Increase (Decrease) Due to
                                          --------------------------------------
                                                                Rate/
                                             Rate    Volume     Volume    Total
                                             ----    ------     ------    -----
Interest-earning assets:                         (Dollars in thousands)
   Loans                                   $  (25)    1,826       (10)    1,791
   Securities                                  59     1,020        39     1,118
   Other interest-earning assets              (38)      112       (17)       57
                                           ------    ------    ------    ------

  Total                                        (4)    2,958        12     2,966
                                           ------    ------    ------    ------

Interest-bearing liabilities:
   Demand, Money Market and NOW Deposits       70       356        80       506
   Savings                                     10       323        51       384
   Certificates of Deposit                     24     1,228         9     1,261
   Other Borrowings                            (2)       (2)        2        (2)
                                           ------    ------    ------    ------

  Total                                       102     1,905       142     2,149
                                           ------    ------    ------    ------

Net change in net interest income
   before provision for credit losses      $ (106)    1,053      (130)      817
                                           ======    ======    ======    ======



Income Taxes
------------

  At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes available to offset future federal taxable income. They were in the aggregate amount of $494,000, with specified portions expiring in each year from 2006 through 2008. The carryforwards are subject to an annual limitation of $332,000.

  At the time of its incorporation, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires it to take into account changes in tax rates when valuing the deferred income tax amounts carried on its balance sheets.

Asset/Liability Management
--------------------------

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

  The following table sets forth certain information relating to the Company's interest-earning assets and interest-bearing liabilities at December 31, 1997 that are estimated to mature or are scheduled to reprice within the period shown.

                                                                      More than     More than
                                                                    One Year and Five Years and
                                               0-3          4-12      Less than    Less than
                                              Months       Months     Five Years   Ten Years    Total
                                              ------       ------     ----------   ---------    -----
                                                                        (Dollars in thousands)
Mortgage and commercial loans (1):
   Commercial loans                         $  2,371          386          333         191       3,281
   Commercial real estate loans                4,390       10,213       55,819         111      70,533
   Residential mortgage loans                    275          526        1,112       1,237       3,150
   Consumer loans                                 15           14          233        --           262
                                            --------     --------     --------    --------    --------

         Total loans                           7,051       11,139       57,497       1,539      77,226

Federal funds sold                               162         --           --          --           162
Interest-bearing deposits with banks            --           --             99        --            99
Securities (2)(3)                             11,065        9,382       33,122      12,761      66,330
                                            --------     --------     --------    --------    --------

         Total rate-sensitive assets          18,278       20,521       90,718      14,300     143,817
                                            --------     --------    --------    --------

Deposit accounts (2):
   Money market deposits                      17,180         --           --          --        17,180
   NOW deposits                                4,290         --           --          --         4,290
   Savings deposits                           12,829         --           --          --        12,829
   Certificates of deposit                    13,930       33,059       45,235       1,154      93,378
                                            --------     --------     --------    --------    --------

         Total rate-sensitive liabilities     48,229       33,059       45,235       1,154     127,677
                                            --------     --------     --------    --------    --------

GAP (repricing differences)                 $(29,951)     (12,538)      45,483      13,146      16,140
                                            ========     ========     ========    ========    ========

Cumulative GAP                              $(29,951)     (42,489)       2,994      16,140
                                            ========     ========    ========    ========

Cumulative GAP/total assets                  (19.87%)     (28.18%)      1.99%      10.71%
                                             ========     ========    ========    ========

-------------------------------

(1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed rate loans are scheduled, including repayment, according to their maturities.
(2) Money market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates. Securities are also scheduled through the maturity dates.
(3)      Includes Federal Reserve Bank stock and short-term investments.

Financial Condition

Lending Activities
------------------

         A significant source of income for the Company is the interest earned on loans. At December 31, 1997, the Company's total assets were $150.8 million and its net loans were $75.7 million or 50% of total assets as compared to $105.2 million of total assets at December 31, 1996, and net loans of $59.5 million representing 57% of the total assets at December 31, 1996.

         Lending activities are conducted pursuant to a written policy which has been adopted by the Bank. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain directors of the Bank.

                             LOAN PORTFOLIO ANALYSIS

         The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated.

                                At December 31, 1997      At December 31, 1996
                              ------------------------    ---------------------
                                                 % of                     % of
                                Amount           Total     Amount         Total
                                ------           -----     ------         -----
                                             (Dollars in thousands)

Commercial loans               $  3,281            4.3%  $  3,514           5.8%
Commercial real estate loans     70,533           91.3     54,198          89.4
Residential mortgage loans        3,150            4.1      2,784           4.6
Consumer loans                      262             .3        157            .2
                                 ------           ----     ------          ----

         Total loans             77,226          100.0%    60,653         100.0%
                                                 =====                    =====
Add (Deduct):
   Deferred loan fees              (401)                     (343)
   Allowance for loan losses     (1,173)                     (811)
                                 ------                      ----

         Loans, net            $ 75,652                 $  59,499
                               ========                 =========

         The following table reflects the contractual principal repayments by period of the Company's loan portfolio at December 31, 1997.

                                                    Residential   Commercial
                  Years Ended       Commercial      Mortgage      Real Estate           Consumer
                  December 31,         Loans           Loans           Loans              Loans                  Total
                  ------------         -----           -----           -----              -----                  -----
                                                       (Dollars in thousands)
                       1998           $2,513            482            5,321                67                   8,383
                       1999              431            279            6,650                66                   7,426
                       2000-2001         269            457           21,602                87                  22,415
                       2002-2003          68            657           18,587                42                  19,354
                       2004-2010        ----          1,275           18,373              ----                  19,648
                                    --------          -----           ------              ----                  ------
                      Total           $3,281          3,150           70,533               262                  77,226
                                      ======          =====           ======               ===                  ======


         Of the $68.8 million of loans due after 1998, 33% of such loans have fixed interest rates and 67% have adjustable interest rates.


         The following table sets forth total loans originated and repaid during the periods indicated.

                                                           Year Ended                           Year Ended
                                                          December 31,                         December 31,
                                                              1997                                  1996
                                                              ----                                  ----
                                                                           (in thousands)

Originations:
         Commercial loans                                  $   502                               $   497
         Real estate loans                                  23,180                                30,802
         Consumer loans                                        162                                   145
                                                           -------                               -------

                  Total loans originated                    23,844                                31,444

         Principal reductions                               (7,271)                               (8,082)
                                                            -------                               -------

           Increase (decrease) in total loans              $16,573                               $23,362
                                                           =======                               =======


Asset Quality
-------------

         Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in the Bank's loan portfolio are collateralized by commercial real estate mortgages. As of December 31, 1997, approximately 91.3%, and as of December 31, 1996, approximately 89.4% of the total loan portfolio was collateralized by this type of property. The level of delinquent loans and foreclosed real estate also is relevant to the credit quality of a loan portfolio. There were no non-performing assets at December 31, 1997, while as of December 31, 1996 non-performing assets totaled $185,000.

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

         Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company, on a routine basis, monitors these concentrations in order to make necessary adjustments in its leading practices that most clearly reflect the economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of December 31, 1997:

                  Commercial loans                               4.2%
                                                               ------
                  Real estate mortgage loans                    91.3%
                                                                -----
                  Consumer and other loans                       4.5%
                                                               ------

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

Classification of Assets
------------------------

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

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate. At December 31, 1997, the Bank had no foreclosed real estate. Foreclosed real estate is recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time it is transferred. Further allowances for losses are recorded at the time management believes additional deterioration in value has occurred.

         The following table sets forth certain information on nonaccrual loans and foreclosed real estate, the ratio of such loans and foreclosed real estate to total assets as of the dates indicated, and certain other related information.

                                                           At December 31,
                                                           ---------------
                                                            1997    1996
                                                            ----    ----
                                                       (Dollars in thousands)

Nonaccrual loans:
     Residential mortgage loans                              --       --
     Commercial loans                                        --       --
     Consumer and other loans                                --       --
                                                            ----   -------

         Total non-accrual loans                             --       --
                                                            ====   =======

         Total nonperforming loans                           --       --
                                                            ====   =======
Total nonperforming loans to
            total loans                                      ---%    ---%

         Total nonperforming loans to
            total assets                                     --       --
                                                            ----   -------

Foreclosed real estate:

   Real estate acquired by foreclosure or
     deed in lieu of foreclosure                            $--    $   185
                                                            ----   -------

         Total nonperforming loans and
            foreclosed real estate                          $--    $   185
                                                            ====   =======

         Total nonperforming loans and
            foreclosed real estate to total assets           --        .17%
                                                            ====   =======

Loan Impairment and Losses
--------------------------

         The Company follows Statements of Financial Accounting Standards No. 114 and 118 ("SFAS 114 and 118"). These Statements address the accounting by creditors for impairment of certain loans. The Statements generally require the Company to identify loans for which the Company probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Company has implemented the Statements by modifying its monthly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements. The adoption of the Statements did not have any material effect on the results of operations for the years ended December 31, 1997 and 1996.

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

         The Company had no impaired loans at December 31, 1997 or 1996. The average recorded investment in impaired loans during 1996 was$31,000. There were no impaired loans identified during 1997. No interest income on impaired loans was recognized in 1996.

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

         Management continues to actively monitor the Bank's asset quality and to charge-off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. The Bank's allowance at December 31, 1996 was $811,000, and the Bank increased its allowance for loan losses to $1,173,000 as of December 31, 1997, consistent with the increase in the loan portfolio, reflecting management's intent to maintain reserves at a level management believes to be adequate. See "Investment Considerations and Risk Factors--Adequacy of Allowance for Loan Losses."

         The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated:

                                   Year Ended   Year Ended
                                  December 31, December 31,
                                      1997          1996
                                      ----          ----
                                    (Dollars in thousands)

Average loans outstanding, net       $ 68,711   $ 49,266
                                     --------   --------

Allowance at beginning of year            811        593
                                     --------   --------
Charge-offs:
   Real estate loans                     --           62
   Commercial loans                      --         --
   Consumer loans                        --            3
                                     --------   --------

         Total loans charged-off         --           65
                                     --------   --------

Recoveries                                 10         33
                                     --------   --------

   Net recoveries (charge-offs)            10        (32)
                                     --------   --------

Provision for loan losses charged
   to operating expenses                  352        250
                                     --------   --------

Allowance at end of year             $  1,173   $    811
                                     ========   ========

Ratio of net charge-offs to
   average loans outstanding             --         .001
                                     ========   ========

Ratio of allowance for loan losses
   to period-end total loans             .015       .013
                                     ========   ========

Ratio of allowance for loan losses
   to nonperforming loans                --         --
                                     ========   ========

Period end total loans               $ 77,226   $ 60,653
                                     ========   ========

         The following table presents information regarding the Company's total allowance for losses as well as the allocation of such amounts to the various categories of loans:

                                At December 31, 1997     At December 31, 1996
                                --------------------     --------------------
                                           Loans to                   Loans to
                                Amount    Total Loans    Amount      Total Loans
                                ------    -----------    ------      -----------

                                           (Dollars in thousands)

Commercial loans                $   50         4.3%     $   82          5.8%
Commercial real estate loans     1,071        91.3         677         89.4
Residential real estate loans       48         4.1          50          4.6
Consumer loans and other             4          .3           2           .2
                                ------       -----      ------        -----

   Total allowance for
     loan losses                $1,173       100%       $  811        100.0%
                                ======     =====        ======        =====


         The allowance for loan losses represented 1.5% of the total loans outstanding at December 31, 1997, compared with 1.3% at December 31, 1996.

Securities


         The following table sets forth the carrying value of the Bank's securities portfolio as of the dates indicated:

                                At December 31,
                                ---------------
                                1997       1996
                                ----       ----
                                (in thousands)

Securities held to maturity:
  U.S. Treasury securities     $ 4,027   $ 1,499

Other U.S. Government and
  agency securities             54,794    33,008
                               -------   -------

                               $58,821   $34,507
                               =======   =======

    The  following   table  sets  forth,  by  maturity   distribution,   certain
information pertaining to the securities held-to maturity portfolio as follows:

                                      One Year            After One Year        After Five Years
                                       Or Less             to Five Years          to Ten Years               Total
                                 -------------------    ------------------     ------------------    -------------------
                                 Carrying    Average    Carrying   Average     Carrying   Average    Carrying    Average
                                  Value       Yield      Value      Yield       Value      Yield      Value       Yield
                                  -----       -----      -----      -----       -----      -----      -----       -----
                                                                (Dollars in Thousands)

December 31, 1997:
      U.S. Treasury Securities   $ 1,996      6.10     $ 2,031      6.03%       $----       ---%    $  4,027       6.06%
      Other U.S. Government
         agency securities        11,173      6.08      30,859      6.23         12,762    6.46       54,794       6.28
                                  ------      ----      ------      ----         ------    ----       ------       ----
               Total             $13,169      6.08%    $32,890      6.21%       $12,762    6.46%    $ 58,821       6.24%
                                 =======      ====     =======      ====        =======    ====     ========       ====


December 31, 1996:

      U.S. Treasury Securities   $   500      6.04%    $   999      6.17%       $-----     ----%    $  1,499       6.12%
      Other U.S. Government
         agency securities         8,142      5.97      22,856      6.16          2,010    6.33       33,008       6.12
                                   -----      ----      ------      ----          -----    ----       ------       ----
               Total             $ 8,642      5.97     $23,855      6.16%       $ 2,010    6.33%    $ 34,507       6.12%
                                 =======      ====     =======      ====        =======    ====     ========       ====


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

      Regulations promulgated by the FDIC pursuant to the Federal Deposit Insurance Company Improvement Act of 1991 ("1991 Banking Law") place limitations on the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the corrective action provisions of the 1991 Banking Law." See "Supervision and Regulation--Impact of the 1991 Banking Law." At December
31, 1997, the Bank met the definition of a "well capitalized" depository institution.

      The  following  table  shows  the   distribution  of,  and  certain  other
information relating to, the Bank's deposit accounts by type:

                                          At December 31, 1997                             At December 31, 1996
                                      -----------------------------                     -------------------------
                                                               % of                                          % of
                                      Amount               Deposits                     Amount            Deposits
                                      ------               --------                     ------            --------
                                                           (Dollars in thousands)

Demand deposits                      $3,490                  2.7%                         $2,401             2.6%
NOW deposits                          4,290                  3.3                           4,536             4.9
Money market deposits                17,180                 13.1                           7,507             8.0
Savings deposits                     12,829                  9.7                           4,742             5.0
                                     ------                -----                           -----             ---
        Subtotal                     37,789                 28.8                          19,186            20.5
                                     ------                 ----                          ------            ----

Certificate of deposits:
   4.00%-4.99%                           30                ---                             1,682             1.8
   5.00%-5.99%                       69,855                 53.3                          53,507            57.3
   6.00%-6.99%                       16,882                 12.9                          13,307            14.2
   7.00%-7.99%                        6,611                  5.0                           5,765             6.2
                                    -------                -----                          ------            ----

Total certificates
   of deposit (1)                    93,378                 71.2                          74,261            79.5
                                     ------                 ----                          ------            ----

Total deposit                      $131,167                100.00%                       $93,447           100.0%
                                   ========                =======                       =======           ======
-------------------------

(1) Includes individual retirement accounts ("IRAs") totaling $7,136,000 and $5,569,000 at December 31, 1997 and 1996 respectively, all of which are in the form of certificates of deposit.

        The following table shows the average amount of and the average rate paid on each of the following deposit account categories during the periods indicated:

                                                  Year Ended                                          Year Ended
                                                 December 31,                                        December 31,
                                                 ------------                                        ------------
                                                     1997                                                1996
                                          Average             Average                         Average           Average
                                          Balance             Yield                           Balance           Yield
                                          -------             -----                           -------           -----
                                                                     (Dollars in thousands)

Money market
        & NOW                           $18,087               4.51%                            $8,432           3.68%
Savings deposit                           9,128               4.89                              1,470           4.22
Certificates of deposit                  81,167               5.71                             59,437           5.67
                                         ------               ----                             ------           ----

        Total deposits                 $108,382               5.44%                           $69,339           5.40%
                                       ========               =====                           =======           =====


        The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of either the Bank or the Company. Management believes that substantially all of the Bank's depositors are residents in its primary market area. The Bank currently does not accept brokered deposits.

        The following tables presents by various interest rate categories the amounts of certificates of deposit at December 31, 1997 and 1996 which mature during the periods indicated:


                                                                     Year Ending December 31,
                                        -------------------------------------------------------------------------------------
                                              1998         1999         2000         2001     2002 & thereafter         Total
                                              ----         ----         ----         ----     -----------------         -----
                                                                     (dollars in thousands)

  December 31, 1997:
     4.00%-4.99%                         $     30          ----         ----          ----            ----                30
     5.00%-5.99%                           46,513        13,955        4,149         1,873           3,365            69,855
     6.00%-6.99%                              349           791          656         7,389           7,697            16,882
     7.00%-7.99%                               62         1,808        4,641           100           ----              6,611
                                         --------         -----        -----        ------         -------            ------

Total certificates of deposit             $46,954        16,554        9,446         9,362          11,062            93,378
                                          =======        ======        =====         =====          ======            ======


                                                               Year Ending December 31,
                                        -----------------------------------------------------------------------------
                                           1997            1998       1999      2000            2001       Total
                                           ----            ----       ----      ----            ----       -----

                                                               (dollars in thousands)

  December 31, 1996:
     4.00%-4.99%                        $ 1,636              46        ---       ---             ---        1,682
     5.00%-5.99%                         36,664          10,477        620     3,741           2,005       53,507
     6.00%-6.99%                          4,545             404        803       465           7,090       13,307
     7.00%-7.99%                          ---                62      1,831     3,631             241        5,765
                                        -------         -------      -----     -----          ------       ------


Total certificates of deposit           $42,845          10,989      3,254     7,837           9,336       74,261
                                        =======          ======      =====     =====           =====       ======

Jumbo certificates ($100,000 and over) mature as follows:

                                                                At December 31,                At December 31,
                                                                ---------------                ---------------
                                                                      1997                          1996
                                                                      ----                          ----
                                                                                  (in thousands)

Due three months or less                                            $1,554                            $733
Due over three months to six months                                  1,149                           2,136
Due over six months to one year                                      1,787                           2,566
Due over one year                                                    5,016                           1,826
                                                                    ------                           -----

                                                                    $9,506                          $7,261
                                                                    ======                          ======


The following table sets forth the net deposit flows of the Bank during the periods indicated:

                                                     Year Ended                           Year Ended
                                                     ----------                           ----------
                                                  December 31, 1997                   December 31, 1996
                                                                         (in thousands)
Net increase (decrease) before
   interest credited                                    $32,164                            $31,168
Net interest credited                                     5,556                            $ 3,678
                                                         ------                            -------

        Net deposit increase                            $37,720                            34,846
                                                        =======                            ======


Liquidity and Capital Resources
-------------------------------

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

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance- sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 1997, the most recent notification from the State and Federal regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                            To be Well
                                                                                                         Capitalized under
                                                                                For Capital              Prompt Corrective
                                              Actual                         Adequacy Purposes:           Action Provisions:
                                              ------                         ------------------           ------------------
                                        Amount          Ratio             Amount            Ratio        Amount       Ratio
                                        ------          -----             ------            -----        ------       -----

                                                                          (dollars in thousands)
As of December 31, 1997:
        Total capital
        (to Risk Weighted Assets)        $9,420         10.53%             $7,157           8.00%         $8,948        10.00%
        Tier I Capital
        (to Risk Weighted Assets)         9,125         10.20%              3,578           4.00           5,367         6.00%
        Tier I Capital
        (to Average Assets)               9,125          6.85%              5,328           4.00           6,660         5.00%

As of December 31, 1996:
        Total capital
        (to Risk Weighted Assets)        $8,051         11.90%             $5,412           8.00%         $6,765        10.0%
        Tier I Capital
        (to Risk Weighted Assets)         7,240         10.70%              2,706           4.00%          4,059         6.0%
        Tier I Capital
        (to Average Assets)               7,240          7.48%              3,871           4.00%          4,839         5.0%



        The Company continues to explore a variety of alternatives related to the expansion of its business, including both branch expansions in and near the Bank's existing markets, as well as the acquisition or de novo chartering of an additional bank outside the Bank's existing market. While management believes that its current capital is adequate to finance any expansion opportunities it may pursue in the near term, the Company will consider activities designed to raise additional capital. In that regard, management believes that additional capital is the key to any expansion program and, to this end, it will continually assess the need for capital, both at the Bank and the Company levels. If it is determined that additional capital is necessary to support the operations of the Company or the Bank or to support any expansion or acquisition activities, transactions to obtain additional funds will be considered by the Company. In 1997, the Company completed the 1997 Offering, resulting in gross proceeds of $7,475,000.

Future Accounting Matters
-------------------------

        Financial Accounting Standards 130 - Reporting Comprehensive Income establishes standards for reporting comprehensive income. The Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company will be required to adopt this Standard effective January 1, 1998. As the Statement addresses reporting and presentation issues only, there will be no impact on operating results from the adoption of this Standard.

        Financial Accounting Standards 131 - Disclosures about Segments of an Enterprise and Related Information establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will be required to adopt this Standard effective January 1, 1998. As the Standard addresses reporting and disclosure issues only, there will be no impact on operating results from adoption of this Standard.

Impact of Inflation and Changing Prices
---------------------------------------

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

Market Risk
-----------

        Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 7 of Notes to Consolidated Financial Statements.

        The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates may adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

Year 2000 Compliance
--------------------

        The Bank has an ongoing program designed to ensure that its operational and financial systems will continue to function properly on and after the year 2000, free of software failures due to processing errors arising from calculations using the year 2000 date. The Bank does not expect to incur any significant expenditures over the next three years on its program to redevelop, replace, or repair its computer applications to make them "year 2000 compliant." While the Bank believes it is doing everything technologically possible to assure year 2000 compliance, it is to some extent dependent upon vendor cooperation. The Bank is requiring its computer system and software vendors to represent that the products provided are, or will be, year 2000 compliant, and has planned a program of testing for compliance. It is recognized that any year 2000 compliance failures could result in additional expense to the Bank.

Item 7.  Financial Statements

        The following financial statements are included herein:

Intervest Bancshares Corporation and Subsidiary
-----------------------------------------------

Independent Auditors' Report - page 34

Consolidated Balance Sheets as of December 31, 1997 and 1996 - page 35

Consolidated Statements of Earnings for the Years Ended December 31, 1997 and 1996 - page 36

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997 and 1996 - page 37

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997 and 1996 - page 38

Notes to  Consolidated Financial Statements - pages 39-57

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        a. Directors. The information required by this item is contained in the section entitled "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting (the "Proxy Statement") and is incorporated herein by reference.

        b. Executive Officer. All of the executive officers of the Company also serve as directors and the information required by this item is incorporated by reference from the section of the Proxy Statement entitled "Election of Directors."

        c. Compliance with Section 16(a). Information contained in the section of the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 10.  Executive Compensation

        The   information   contained   in  the  section   entitled   "Executive
Compensation" of the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

        The information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

        The information contained in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

Item 13.  Exhibits, Lists and Reports on Form 8-K

(a)     The following exhibits are incorporated by reference herein:

Exhibit Number                                            Description of Exhibit
--------------                                            ----------------------

3.1                                     Restated Certificate of Incorporation of the Company, incorporated by reference from Amendment No. 1 to the Company's Registration
                                        Statement on Form SB-2 (No. 333-33419), filed with the
                                        Commission on September 22, 1997 (the "Registration Statement"),
                                        wherein such document is identified as Exhibit 3.1.

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

4.4                                     Form of Warrant for Class A Common Stock, incorporated by
                                        reference from the Registration Statement, wherein such document is identified as Exhibit 4.3.

4.5                                     Form of Warrant Agreement between the Company and the Bank of New York, incorporated by reference from the Registration
                                        Statement, wherein such document is identified as Exhibit 4.4.


(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

        PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1998.

                                        INTERVEST BANCSHARES CORPORATION
                                             (Registrant)


                                  By:/S/Lowell S. Dansker, President
                                    --------------------------------
                                        Lowell S. Dansker, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                          Title                                              Date
                                          -----                                              ----

/S/Lawrence G. Bergman                           Vice President                              3/24/98
---------------------------
Lawrence G. Bergman                              Secretary and Director

/S/Michael A. Callen                             Director                                    3/25/98
---------------------------
Michael A. Callen

/S/Jerome Dansker                                Chairman of the Board,                      3/24/98
---------------------------
Jerome Dansker                                   Executive Vice President, Director

/S/Lowell S. Dansker                             President, Treasurer and                    3/24/98
---------------------------
Lowell S. Dansker                                Director (Principal Executive),
                                                 Financial and Accounting Officer)

/S/Milton F. Gidge                               Director                                    3/25/98
---------------------------
Milton F. Gidge

/S/William F. Holly                              Director                                    3/23/98
---------------------------
William F. Holly

/S/Edward J. Merz                                Director                                    3/25/98
---------------------------
Edward J. Merz

/S/David J. Willmott                             Director                                    3/25/98
---------------------------
David J. Willmott

/S/WESLEY T. WOOD                                Director                                    3/25/98
---------------------------
Wesley T. Wood



                                                                 60

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY
                               New York, New York


                    Audited Consolidated Financial Statements

                         December 31, 1997 and 1996 and
                            for the Years then Ended


                  (Together with Independent Auditors' Report)

                          Independent Auditors' Report



Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiary (the "Company") at December 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
January 23, 1998

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                           Consolidated Balance Sheets
                   ($ in thousands, except per share amounts)

                                                                                                 December 31,
                                                                                           -----------------------
   Assets                                                                                  1997               1996
                                                                                           ----               ----

Cash and due from banks..........................................................      $    1,738               2,318
Federal funds sold...............................................................             162               3,452
Short-term investments...........................................................           7,276                 550
                                                                                        ---------            --------

       Total cash and cash equivalents...........................................           9,176               6,320

Interest-bearing deposits with banks.............................................              99                  99
Securities held to maturity......................................................          58,821              34,507
Loans receivable, net of allowance for loan losses of $1,173
   in 1997 and $811 in 1996......................................................          75,652              59,499
Accrued interest receivable......................................................           1,327                 842
Premises and equipment, net......................................................           4,877               2,940
Restricted securities, Federal Reserve Bank stock, at cost ......................             233                 203
Foreclosed real estate...........................................................           -                     185
Deferred income tax asset........................................................             485                 526
Other assets      ...............................................................              85                  75
                                                                                       ----------           ---------

                                                                                        $ 150,755             105,196
                                                                                          =======             =======

   Liabilities and Stockholders' Equity

Liabilities:
   Demand deposits...............................................................           3,490               2,401
   Savings and NOW deposits......................................................          17,119               9,278
   Money-market deposits.........................................................          17,180               7,507
   Time deposits.................................................................          93,378              74,261
                                                                                         --------             -------

       Total deposits............................................................         131,167              93,447

   Other liabilities.............................................................           1,947               1,676
                                                                                         --------            --------

       Total liabilities.........................................................         133,114              95,123
                                                                                          -------             -------

Minority interest................................................................              21                 326
                                                                                       ----------           ---------

Commitments (Notes 4 and 7)

Stockholders' Equity:
   Preferred stock, 300,000 shares authorized, issued none.......................           -                   -
   Class A common stock - $1 par value, 7,500,000 shares
     authorized; 2,124,415 and 900,000 shares issued
     and outstanding in 1997 and 1996............................................           2,124                 900
   Class B common stock - $1 par value, 700,000 shares
     authorized; 300,000 and 200,000 shares issued
     and outstanding in 1997 and 1996............................................             300                 200
   Additional paid-in capital....................................................          13,360               7,655
   Retained earnings.............................................................           1,836                 992
                                                                                         --------           ---------

       Total stockholders' equity................................................          17,620               9,747
                                                                                          -------            --------

                                                                                        $ 150,755             105,196
                                                                                          =======             =======

See Accompanying Notes to Consolidated Financial Statements.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Earnings
                    ($ in thousands except per share amounts)

                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                                         1997                 1996
                                                                                         ----                 ----
Interest income:
   Loans receivable..............................................................    $      6,415               4,624
   Securities held to maturity...................................................           2,632               1,514
   Other interest earning assets.................................................             300                 243
                                                                                      -----------         -----------

       Total interest income.....................................................           9,347               6,381

Interest expense on deposits.....................................................           5,894               3,745
                                                                                       ----------          ----------

       Net interest income.......................................................           3,453               2,636

Provision for loan losses........................................................             352                 250
                                                                                      -----------         -----------

       Net interest income after
         provision for loan losses...............................................           3,101               2,386
                                                                                       ----------          ----------

Noninterest income:
   Customer service charges......................................................             121                  89
   Other...       ...............................................................              15                  17
                                                                                     ------------         -----------

       Total noninterest income..................................................             136                 106
                                                                                      -----------         -----------

Noninterest expenses:
   Salaries and employee benefits................................................             907                 739
   Occupancy and equipment.......................................................             406                 342
   Advertising and promotion.....................................................              40                   9
   Professional fees.............................................................              48                  57
   State assessment..............................................................              26                  19
   Audit and accounting..........................................................              48                  27
   Data processing...............................................................              21                   9
   Deposit insurance premiums....................................................              12                   2
   General insurance.............................................................              31                  31
   Stationery, printing and supplies.............................................              83                  51
   Other          ...............................................................             282                 246
   Minority interest in subsidiary...............................................               2                  19
                                                                                     ------------        ------------

       Total noninterest expenses................................................           1,906               1,551
                                                                                       ----------          ----------

Earnings before income taxes.....................................................           1,331                 941

       Income taxes..............................................................             487                 383
                                                                                      -----------         -----------

Net earnings      ...............................................................   $         844                 558
                                                                                      ===========         ===========

Basic earnings per share.........................................................  $          .49                 .34
                                                                                     ============        ============

Diluted earnings per share.......................................................  $          .41                 .34
                                                                                     ============        ============

Weighted-average number of shares
   outstanding for basic earnings per share......................................       1,712,292           1,650,000
                                                                                        =========           =========

Weighted-average number of shares
   outstanding for diluted earnings per share....................................       2,072,459           1,650,000
                                                                                        =========           =========


See Accompanying Notes to Consolidated Financial Statements

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                                ($ in thousands)


                                   Shares of
                                    Class A        Class A      Class B       Additional                    Total
                                     Common        Common       Common        Paid-In      Retained   Stockholders'
                                     Stock         Stock         Stock         Capital      Earnings       Equity
                                     -----         -----         -----         -------      --------       ------

Balance at December 31,
   1995.........................    900,000          $ 900           200         7,655         434            9,189

Net earnings....................       -                -             -            -           558              558
                                ------------       -------          ----        ------       -----           ------

Balance at December 31,
   1996  .......................    900,000            900           200         7,655         992            9,747

Effect of 1.5 for 1 stock
   split .......................    450,000            450           100          (550)        -                -

Proceeds from 747,500 shares
   of stock issued, net of stock
   issuance cost of $755........    747,500            748            -          5,972         -              6,720

Net earnings....................      -                 -             -            -           844              844

Issuance of common stock
   in exchange for common
   stock of minority
   stockholders of
   subsidiary...................     26,915             26            -            283         -                309
                                  ---------         ------          ----       -------     -------          -------

Balance at December 31,
   1997 ........................  2,124,415        $ 2,124           300        13,360       1,836           17,620
                                  =========          =====           ===        ======       =====           ======





See Accompanying Notes to Consolidated Financial Statements



                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                     Year Ended
                                                                                                    December 31,
                                                                                                    ------------
                                                                                                 1997          1996
                                                                                                 ----          ----

Cash flows from operating activities:
     Net earnings.......................................................................        $   844           558
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
            Depreciation................................................................            260           176
            Provision for deferred income taxes.........................................             41            67
            (Increase) decrease in other assets.........................................            (10)           35
            Increase in other liabilities...............................................            275           850
            Increase in accrued interest receivable.....................................           (485)         (199)
            Net amortization of fees, premiums and discounts............................             19           271
            Provision for loan losses...................................................            352           250
                                                                                                -------       -------

                 Net cash provided by operating activities..............................          1,296         2,008
                                                                                                 ------        ------

Cash flows from investing activities:
     Purchase of securities held to maturity............................................        (44,450)      (30,025)
     Maturities of securities held to maturity..........................................         20,175        15,050
     Net purchases of premises and equipment............................................         (2,197)         (667)
     Net increase in loans..............................................................        (16,563)      (23,642)
     Proceeds from sale of foreclosed real estate.......................................            185           -
     Purchase of Federal Reserve Bank stock.............................................            (30)          -
     Maturity of interest-bearing deposits..............................................           -              199
                                                                                              ---------       -------

                 Net cash used in investing activities..................................        (42,880)      (39,085)
                                                                                                 ------        ------

Cash flows from financing activities:
     Net increase in demand, savings, NOW and
         money market deposits..........................................................         18,603         9,639
     Net increase in time deposits......................................................         19,117        25,207
     Proceeds from issuance of common stock, net of stock issuance costs................          6,720           -
                                                                                                -------     -------

                 Net cash provided by financing activities..............................         44,440        34,846
                                                                                                 ------        ------

                 Net increase (decrease) in cash and cash equivalents...................          2,856        (2,231)

Cash and cash equivalents at beginning of year..........................................          6,320         8,551
                                                                                                 ------        ------

Cash and cash equivalents at end of year................................................       $  9,176         6,320
                                                                                                 ======        ======

Supplemental disclosure of cash flow information: Cash paid during the year for:
                 Interest...............................................................       $  5,832         3,678
                                                                                                 ======        ======

                 Income taxes...........................................................      $     700            17
                                                                                                =======       =======

            Noncash transactions:
                 Reclassification of loans to foreclosed real estate....................    $      -              185
                                                                                              =========       =======

                 Issuance of common stock in exchange of common
                     stock of minority stockholders of subsidiary.......................       $    309          -
                                                                                                 ======     ======






See Accompanying Notes to Consolidated Financial Statements.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 For the Years Ended December 31, 1997 and 1996


(1) Description of Business and Summary of Significant Accounting Policies General. Intervest Bancshares Corporation (the "Holding Company") was
         incorporated on February 5, 1993. The Holding Company owned 99.78% and 95.76% at December 31, 1997 and 1996, respectively, of the outstanding common stock of Intervest Bank (the "Bank") (collectively the "Company"). The Bank is a Florida state-chartered bank, is insured by the Federal Deposit Insurance Corporation and is a member of the Federal Reserve Bank. The Holding Company's primary business is the operation of the Bank. The Bank provides a wide range of banking services to small and middle-market businesses and individuals through its five banking offices located in Pinellas County, Florida.

         The principal executive offices of the Bank are located at 625 Court Street, Clearwater, Florida. In addition, the Bank has four branch offices, three in Clearwater, Florida located at (i) 2575 Ulmerton Road; (ii) 2175 Nursery Road; and (iii) 1875 Belcher Road and one in South Pasadena, Florida at 6750 Gulfport Boulevard.

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

     Stock-Based  Compensation.  Statement of Financial Accounting Standards No.
         123, "Accounting for Stock-Based Compensation" ("Statement 123") establishes a "fair value" based method of accounting for stock-based compensation plans and encourages all entities to adopt that method of accounting for all of their stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). The Company has elected to follow Opinion 25 and related interpretations in accounting for its stock-based compensation which is in the form of stock warrants. Statement 123 requires the disclosure of proforma net earnings and earnings per share determined as if the Company accounted for its stock warrants under the fair value method of that Statement.

     Off-Balance-Sheet Financial Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitment to extend credit, unused lines of credit and stand-by-letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

     FairValues of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

         Cash and Cash Equivalents and Interest-Bearing Deposits with Banks. The carrying amounts of cash and interest-bearing deposits with banks approximate their fair value.

         Securities Held to Maturity. Fair values for securities held to maturity are based on quoted market prices.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(1) Description of Business and Summary of Significant Accounting Policies, Continued
     FairValues  of  Financial  Instruments,  Continued.  Federal  Reserve  Bank
         Stock. Book value for these securities approximates fair value.

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

     Earnings Per Share.  Earnings  per share  ("EPS") of common  stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Prior to the public stock offering in November, 1997, there was no public market for the Company's common stock. For purposes of calculating diluted EPS the $10 stock offering price is assumed to be the market price for the entire year ended
         December 31, 1997. For 1997, outstanding warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. Such warrants were not considered dilutive in 1996. The following table presents the calculations of EPS (See Note 16) ($ in thousands, except per share amounts).

                                                                               For the Year Ended December 31, 1997
                                                                               ------------------------------------
                                                                             Earnings       Shares          Per Share
                                                                            (Numerator)     (Denominator)      Amount
                                                                            -----------     -------------      ------
         Basic EPS:
            Net earnings available to common stockholders.............            $ 844         1,712,292       $ .49
                                                                                                                  ===

         Effect of dilutive securities-
            Incremental shares from assumed conversion
            of warrants    ...........................................                            360,167
                                                                                               ----------

         Diluted EPS:
            Net earnings available to common stockholders
              and assumed conversions.................................            $ 844         2,072,459       $ .41
                                                                                    ===         =========         ===

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(1) Description of Business and Summary of Significant Accounting Policies, Continued
     Earnings Per Share, Continued. Warrants to purchase 1,528,665 and 150,000 shares of Class A and Class B common stock at $6.67 per share were assumed to be exercised on January 1, 1997 and June 1, 1997, respectively. Warrants to purchase 989,083 shares of Class A common stock at $10.00 per share are not included in the computation of diluted EPS because the warrants' exercise price approximated the market price of the stock. None of the above warrants have been exercised as of December 31, 1997.

     Reclassifications. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

     Future  Accounting  Requirements.  Financial  Accounting  Standards  130  -
         Reporting Comprehensive Income establishes standards for reporting comprehensive income. The Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company will be required to adopt this Standard effective January 1, 1998. As the Statement addresses reporting and presentation issues only, there will be no impact on operating results from the adoption of this Standard.

         Financial Accounting Standards 131 - Disclosures about Segments of an Enterprise and Related Information establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will be required to adopt this Standard effective January 1, 1998. As the Standard addresses reporting and disclosure issues only, there will be no impact on operating results from adoption of this Standard.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(2)  Securities Held to Maturity
     Debtsecurities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are summarized as follows (in thousands):


                                                                         Gross              Gross
                                                      Amortized        Unrealized        Unrealized             Fair
                                                        Cost             Gains             Losses              Value
                                                        ----             -----             ------              -----
         December 31, 1997:
              U.S. Treasury securities.............  $   4,027             15                -                   4,042
              U.S. Government and
                  agency securities................     54,794             64                 64                54,794
                                                        ------             --                ---                ------

                  Total............................   $ 58,821             79                 64                58,836
                                                        ======             ==                ===                ======

         December 31, 1996:
              U.S. Treasury securities.............      1,499              7                 -                  1,506
              U.S. Government and
                  agency securities................     33,008             44                105                32,947
                                                        ------             --                ---                ------

                  Total............................   $ 34,507             51                105                34,453
                                                        ======             ==                ===                ======

    There were no sales of securities during the years ended December 31, 1997 or 1996.

    The scheduled maturities of securities held to maturity at December 31, 1997 are summarized as follows (in thousands):

                                                                                            Amortized        Fair
                                                                                             Cost            Value
                                                                                             ----            -----

              Due in one year or less...................................................    $ 13,169           13,186
              Due after one year through five years.....................................      32,890           32,896
              Due after five years through ten years....................................      12,762           12,754
                                                                                              ------           ------

                  Total    .............................................................    $ 58,821           58,836
                                                                                              ======           ======

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(3)  Loans Receivable
     The components of loans in the consolidated balance sheets are summarized as follows (in thousands):

                                                                                               At December 31,
                                                                                               ---------------
                                                                                          1997                1996
                                                                                          ----                ----

              Commercial loans........................................................   $  3,281              3,514
              Commercial real estate..................................................     70,533             54,198
              Residential real estate.................................................      3,150              2,784
              Consumer loans..........................................................        262                157
                                                                                         --------           --------

                                                                                           77,226             60,653

              Deferred loan fees......................................................       (401)              (343)
              Allowance for loan losses...............................................     (1,173)              (811)
                                                                                           ------             ------

                                                                                         $ 75,652             59,499
                                                                                           ======             ======

    An analysis of the change in the allowance for loan losses follows (in thousands):

                                                                                                       Year Ended
                                                                                                      December 31,
                                                                                                      ------------
                                                                                                   1997         1996
                                                                                                   ----         ----

              Balance at beginning of year..............................................         $   811         593
                                                                                                   -----         ---

              Loans charged-off.........................................................             -           (65)
              Recoveries................................................................              10          33
                                                                                                  ------         ---

                  Net...................................................................              10         (32)
                                                                                                  ------         ---

              Provision for loan losses.................................................             352         250
                                                                                                   -----         ---

              Balance at end of year....................................................         $ 1,173         811
                                                                                                   =====         ===

    The Company had no impaired loans at December 31, 1997 or 1996. The average recorded investment in impaired loans during the year ended December 31, 1996 was $31,000. There were no impaired loans identified during 1997. No interest income was recognized on impaired loans during 1996.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(4) Premises and Equipment
    Premises and equipment is summarized as follows (in thousands):

                                                                                              At December 31,
                                                                                              ---------------
                                                                                          1997               1996
                                                                                          ----               ----

               Land.................................................................   $    915                729
               Bank buildings.......................................................      3,570              1,926
               Leasehold improvements...............................................        162                 61
               Furniture and fixtures and equipment.................................      1,203                565
                                                                                          -----              -----

                  Total, at cost....................................................      5,850              3,281

               Less accumulated depreciation and amortization.......................       (973)              (341)
                                                                                         ------              -----

                  Net book value....................................................    $ 4,877              2,940
                                                                                          =====              =====

   The Bank leases its Belcher Road office. The lease is accounted for as an operating lease and will expire on October 31, 2007. The lease agreement contains escalation clauses based upon the consumer price index and contains annual adjustments up to a maximum of 3% based upon the previous year's rental. Rental expense was $125,000 and $163,000 for the years ended December 31, 1997 and 1996, respectively. Approximate future minimum annual rental payments under this noncancellable lease at December 31, 1997 is as follows (in thousands):

                  Year Ending
                  December 31,
                  ------------

                      1998..........................................................................      $     94
                      1999..........................................................................            96
                      2000..........................................................................            99
                      2001..........................................................................           102
                      2002..........................................................................           106
                      Thereafter....................................................................           514
                                                                                                            ------

                      Total.........................................................................       $ 1,011
                                                                                                             =====


                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(4) Premises and Equipment, Continued
   The Company leases a portion of their office space in the branch office located on Ulmerton Road and beginning in September, 1997, office space at the new main office on Court Street, to other companies. Such leases begin to expire in 1998. Rental income during the years ended December 31, 1997 and 1996 totaled approximately $195,000 and $159,000, respectively. Approximate future minimum lease income under these leases at December 31, 1997 is as follows (in thousands):

             Year Ending
             December 31,

               1998.................................................................................     $     343
               1999.................................................................................           275
               2000.................................................................................           271
               2001.................................................................................           211
               2002.................................................................................           190
               Thereafter...........................................................................           792
                                                                                                            ------

               Total................................................................................       $ 2,082
                                                                                                             =====

   This table gives no effect to the future rental value of office space subsequent to lease expiration dates.

(5)  Deposits
   The aggregate amount of certificates of deposit with a minimum denomination of $100,000, was approximately $9,506,000 and $7,261,000 at December 31, 1997 and 1996, respectively.

   Scheduled maturities of certificates of deposit at December 31, 1997 are as follows (in thousands):


             Year Ending
             December 31,
             ------------

               1998.................................................................................      $ 46,954
               1999.................................................................................        16,554
               2000.................................................................................         9,446
               2001.................................................................................         9,362
               2002 and thereafter..................................................................        11,062
                                                                                                            ------

               Total................................................................................      $ 93,378
                                                                                                            ======

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(6) Other Borrowings
   The Company has agreements with correspondent banks whereby the Company may borrow up to $1,000,000 on an overnight basis under a repurchase agreement and up to $3,457,000 in federal funds. There were no borrowings under these agreements at December 31, 1997 or 1996.

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

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(7)  Financial Instruments, Continued
   The estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                                         At December 31, 1997    At December 31, 1996
                                                                         --------------------    --------------------
                                                                         Carrying      Fair       Carrying       Fair
                                                                           Amount      Value       Amount        Value
                                                                           ------      -----       ------        -----
         Financial assets:
              Cash and cash equivalents...............................  $   9,176       9,176        6,320      6,320
              Securities held to maturity.............................     58,821      58,836       34,507     34,453
              Loans receivable, net...................................     75,652      75,658       59,499     59,692
              Accrued interest receivable.............................      1,327       1,327          842        842
              Federal Reserve Bank stock..............................        233         233          203        203
              Interest-bearing deposits with bank.....................         99          99           99         99

         Financial liabilities-
              Deposit liabilities.....................................    131,167     131,491       93,447     93,713

    A summary of the notional amounts of the Company's financial instruments, which approximate fair value, with off balance sheet risk at December 31, 1997 follows (in thousands):



              Unfunded loan commitments at variable rates...............................         $ 2,950
                                                                                                   =====

              Available lines of credit.................................................         $   527
                                                                                                   =====

              Standby letters of credit.................................................         $   100
                                                                                                   =====

(8)  Credit Risk
    The Company grants a majority of its loans to borrowers throughout the State of Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to honor their contracts is dependent upon the economy of the State of Florida. In addition, at December 31, 1997, the Company's loan portfolio contained a concentration of credit risk in retail shopping centers, apartment buildings and office buildings totaling $55,707,000.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(9) Income Taxes
    The provision for income taxes consisted of the following (in thousands):


         Year Ended December 31, 1997:                                         Current      Deferred            Total
         -----------------------------                                         -------      --------            -----

              Federal.......................................................     $ 377            35              412
              State.........................................................        69             6               75
                                                                                  ----           ---              ---

                  Total.....................................................     $ 446            41              487
                                                                                   ===            ==              ===

         Year Ended December 31, 1996:

              Federal.......................................................       244            63              307
              State.........................................................        72             4               76
                                                                                   ---           ---              ---

                  Total.....................................................     $ 316            67              383
                                                                                   ===            ==              ===

     The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

                                                                                                       Year Ended
                                                                                                      December 31,
                                                                                                      ------------
                                                                                                  1997           1996
                                                                                                  ----           ----

              Tax provision at statutory rate............................................          34.0%         34.0%
              Increase (decrease) in taxes resulting from:
                  State income taxes.....................................................           3.8           8.1
                  Other..................................................................          (1.2)         (1.4)
                                                                                                   ----          ----

              Income tax provision ......................................................          36.6%         40.7%
                                                                                                   ====          ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets relate to the following (in thousands):


                                                                                               At December 31,
                                                                                               ---------------
                                                                                           1997              1996
                                                                                           ----              ----
             Net deferred tax assets:
                 Allowance for loan losses.............................................     $ 298               185
                 Depreciation..........................................................       (19)              (20)
                 Deferred loan fees....................................................        13                19
                 Net operating loss carryforward.......................................       186               311
                 Other.................................................................         7                31
                                                                                            -----               ---

                     Net deferred tax assets...........................................     $ 485               526
                                                                                              ===               ===

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(9) Income Taxes, Continued
     At December 31, 1997, the Company has the following net operating loss carryforwards relating to the operations of the Bank for federal income tax purposes available to offset future federal taxable income (in thousands):

                                Expiration
                                ----------

                                2006.....................................................................     $ 194
                                2007.....................................................................       297
                                2008.....................................................................         3
                                                                                                               ----

                                                                                                              $ 494

    The net operating loss carryforwards are subject to an annual limitation of $332,000 due to the ownership change of the Bank when the Holding Company purchased its controlling ownership interest.

(10)  Related Parties
    The Bank has entered into loan transactions with certain of its directors and their related entities. The activity is as follows (in thousands):

                                                                                                   Year Ended
                                                                                                  December 31,
                                                                                                  ------------
                                                                                             1997             1996
                                                                                             ----             ----

              Balance at beginning of year............................................      $ 2,941             1,484
              Additions...............................................................          510             1,570
              Repayments..............................................................         (209)             (113)
                                                                                              -----            ------

              Balance at end of year..................................................      $ 3,242             2,941
                                                                                              =====             =====

    Thereare no loans to directors or officers of the Holding Company, Intervest Bancshares Corporation.

(11)  Employee Stock Option Plan of the Bank
    Priorto 1993,  an  officer of the Bank had been  granted  options to acquire
         11,000 shares of the Bank's common stock. These options were to expire on December 31, 2001, and were exercisable at $5 per share. All such options were exchanged for warrants of the Holding Company by the officer during 1997. In 1997 the option plan was terminated.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(12)  Profit Sharing Plan
    The Bank sponsors a profit sharing plan established in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The profit sharing plan is available to all employees electing to participate after meeting certain length-of-service requirements. The Bank's contributions to the profit sharing plan are discretionary and are determined annually. Expense relating to the Bank's contributions to the profit sharing plan included in the accompanying consolidated financial statements was $21,377 and $12,181 for the years ended December 31, 1997 and 1996, respectively.

(13)  Common Stock Warrants of the Bank
    In 1995, Intervest Bancshares Corporation purchased 200,000 shares of the Bank's common stock at $5 per share and received warrants to purchase an additional 200,000 shares of common stock at $5 par value. In June, 1997, Intervest Bancshares Corporation exercised the warrants and purchased 200,000 shares of the Bank's common stock.

(14)  Stockholders' Equity
    The Bank, as a state-chartered bank, is limited in the amount of cash dividends that may be paid. The amount of cash dividends that may be paid is based on the Bank's net earnings of the current year combined with the Bank's retained net earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Bank must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Bank could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice. The ability of the Holding Company to pay dividends could be affected by the amount of dividends the Bank is able to pay to the Holding Company.

(15)  Regulatory Matters
    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(15)  Regulatory Matters, Continued
    As of December 31, 1997, the most recent notification from the State and Federal regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk- based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.
         There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the table (dollars in thousands).


                                                                                                       For Well
                                                                        For Capital                    Capitalized
                                                  Actual             Adequacy Purposes:                Purposes:
                                           -----------------        --------------------        ---------------------
                                           Amount      Ratio        Amount         Ratio        Amount          Ratio
                                           ------      -----        ------         -----        ------          -----

     As of December 31, 1997:
         Total capital (to Risk
         Weighted Assets)...............  $ 9,420       10.53%     $ 7,157          8.00%       $ 8,948         10.00%
         Tier I Capital (to Risk
         Weighted Assets)...............    9,125       10.20        3,578          4.00          5,367          6.00
         Tier I Capital
         (to Average Assets)............    9,125        6.85        5,328          4.00          6,660          5.00

     As of December 31, 1996:
         Total capital (to Risk
         Weighted Assets)...............    8,051       11.90        5,412          8.00          6,765          10.0
         Tier I Capital (to Risk
         Weighted Assets)...............    7,240       10.70        2,706          4.00          4,059           6.0
         Tier I Capital
         (to Average Assets)............    7,240        7.48        3,871          4.00          4,839           5.0

(16)  Capital Stock
     Bothclasses of common stock have equal voting rights as to all matters, except that, so long as at least 50,000 shares of Class B Common Stock remain issued and outstanding the holders of the outstanding shares of Class B Common Stock are entitled to vote for the election of two-thirds of the directors (rounded to the nearest whole number) and the holders of the outstanding shares of Class A Common Stock are entitled to vote for the remaining directors of the Company. No dividends may be declared or paid with respect to shares of Class B Common Stock until January 1, 2000, after which time the holders of Class A Common Stock and Class B Common Stock will share ratably in dividends. The shares of Class B Common Stock are convertible, on a share-for-share basis, into Class A Common Stock at any time after January 1, 2000.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(16)  Capital Stock, Continued
     On September 19, 1997, the Holding Company's charter was amended to increase the authorized number of shares of Class A common stock to 7,500,000, Class B common stock to 700,000 and preferred stock to 300,000.

     In addition, on September 18, 1997, the Board of Directors of the Holding Company declared a 1.5 for 1 Class A and Class B common stock split payable on September 19, 1997 to stockholders of record on September 19, 1997. All per share amounts reflect the effect of these stock splits.

(17) Common Stock Warrants
     The Company has outstanding  warrants which entitle the registered  holders thereof to purchase one share of common stock for each issued warrant. All warrants were exercisable when issued. These warrants have been issued in connection with public stock offerings, to directors and employees of the Bank and directors of the Holding Company and to outside third parties for performance of services. A summary of stock warrant transactions follows ($ in thousands, except per share amounts).

                                                                                                         Weighted-
                                                                               Weighted-                  Average
                                                                                 Average                 Contractual
                                                                 Exercise         Per      Aggregate      Life At
                                                   Number of     Price Per       Warrant    Warrant     December 31,
     Class A Common Stock Warrants:                 Warrants       Warrant       Price      Price          1997
                                                    --------       -------     --------- -----------   --------

         Outstanding at December 31,1995.......    1,288,500        $ 6.67        $ 6.67    $  8,594       5.4 years
         Warrants granted......................      240,165          6.67          6.67       1,602       5.1 years
                                                   ---------                                  ------

         Outstanding at December 31, 1996......    1,528,665          6.67          6.67      10,196       5.4 years
         Warrants granted......................      949,183         10.00         10.00       9,492     2.0 years(1)
         Warrants granted......................       16,500         10.00         10.00         165       4.0 years
                                                  ----------                                 -------

         Outstanding at December 31, 1997......    2,494,348  $ 6.67-10.00        $ 7.96      19,853       4.1 years
                                                   =========    ==========          ====      ======       =========

-------------------------------------
     (1) These warrants entitle the holder to purchase one share of Class A common stock at a price of $10.00 per share through December 31, 1999; $11.50 per share from January 1, 2000 through December 31, 2000; $12.50 per share from January 1, 2001 through December 31, 2001 and $13.50 per share from January 1, 2002 through December 31, 2002. For purposes of the above table it is assumed that these warrants will be exercised on December 31, 1999.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(17)  Common Stock Warrants, Continued

                                                                                                          Weighted-
                                                                                Weighted-                  Average
                                                                                 Average                 Contractual
                                                                   Option         Per      Aggregate      Life At
                                                   Number of     Price Per       Warrant    Warrant     December 31,
     Class B Common Stock Warrants:                 Warrants       Warrant       Price      Price            1997
                                                    --------       -------     ---------  -----------     --------

         Outstanding at December 31,1995
              and 1996...........................      -               -             -          -               -
         Warrants granted........................    150,000        $ 6.67        $ 6.67     $ 1,001       9.0 years
                                                     -------                                   -----


         Outstanding at December 31, 1997........    150,000        $ 6.67        $ 6.67     $ 1,001       9.0 years
                                                     =======          ====          ====       =====       =========

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. As permitted by this Statement, the Company has elected to continue utilizing the intrinsic value method of accounting defined in APB Opinion No. 25. Due to the exercise price of the warrants issued to employees and directors of the Bank, directors of the Holding Company and to outside third parties for performance of services being greater than or approximating the market value of the common stock at the date of grant, no compensation expense has been recognized in the consolidated statements of earnings.

     In order to calculate the fair value of the warrants issued to employees and directors of the Bank, directors of the Holding Company and to outside third parties for the performance of services, it was assumed that the risk-free interest rate was 6.0%, there would be no dividends paid by the Company over the exercise period, the expected life of the warrants would be the entire exercise period, except for warrants issued in 1997 that have increasing option prices which is the end of the initial exercise period, and stock volatility would be zero due to the lack of an active market for the stock. The following information pertains to the fair value of the such warrants granted to purchase common stock in 1996 and 1997 (in thousands, except per share amounts):

                                                                                               Year Ended December 31,
                                                                                               -----------------------
                                                                                                1997            1996
                                                                                                ----            ----
         Weighted-average grant date fair value of warrants
              issued during the year....................................................       $ 622             470
                                                                                                 ===             ===

         Proforma net earnings..........................................................       $ 222              88
                                                                                                 ===             ===

         Proforma basic earnings per share..............................................       $ .13             .05
                                                                                                 ===             ===

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(18)  Holding Company Financial Information
     The Holding Company's financial information is as follows (in thousands):

                                               Condensed Balance Sheets
                                                                                                At December 31,
                                                                                                ---------------
                                                                                           1997                1996
                                                                                           ----                ----
                  Assets

              Cash..................................................................... $     223                698
              Short-term securities....................................................     7,276                550
                                                                                           ------             ------

                  Cash and cash equivalents............................................     7,499              1,248

              Loans receivable.........................................................       752              1,230
              Investment in subsidiary.................................................     9,399              7,340
              Organizational costs, net................................................         2                 32
              Other assets.............................................................        23                 17
                                                                                         --------             ------

                  Total assets.........................................................  $ 17,675              9,867
                                                                                           ======              =====

                  Liabilities and Stockholders' Equity

              Liabilities..............................................................        55                120
              Stockholders' equity.....................................................    17,620              9,747
                                                                                           ------              -----

                  Total liabilities and stockholders' equity...........................  $ 17,675              9,867
                                                                                           ======              =====

                                           Condensed Statements of Earnings

                                                                                               For the Year Ended
                                                                                                  December 31,
                                                                                                  ------------
                                                                                            1997                1996
                                                                                            ----                ----

         Revenues.....................................................................      $ 264                325
         Expenses.....................................................................        172                224
                                                                                              ---                ---

              Earnings before earnings of subsidiary..................................         92                101
              Earnings of subsidiary..................................................        752                457
                                                                                              ---                ---

              Net earnings............................................................      $ 844                558
                                                                                              ===                ===

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(18)  Holding Company Financial Information, Continued

                                          Condensed Statements of Cash Flows

                                                                                                   Year Ended
                                                                                                  December 31,
                                                                                                  ------------
                                                                                            1997                1996
                                                                                            ----                ----
         Cash flows from operating activities:
              Net earnings..........................................................      $   844                558
              Adjustments to reconcile net earnings to net cash
                provided by operating activities:
                  Equity in undistributed earnings of
                      subsidiary....................................................         (752)              (457)
                  Net decrease in organizational costs..............................           30                 29
                  Other.............................................................          (69)                72
                                                                                           ------             ------

                      Net cash provided by operating activities.....................           53                202
                                                                                           ------              -----

         Cash flows used in investing activities -
              Net decrease (increase) in loans......................................          478                (62)
                                                                                           ------              -----

         Cash flows from financing activities:
              Proceeds from issuance of common stock................................        6,720               -
              Purchase of common stock of subsidiary................................       (1,000)               (40)
                                                                                            -----              -----

                      Net cash provided by (used in) financing
                        activities..................................................        5,720                (40)
                                                                                            -----              -----

         Net increase in cash and cash equivalents..................................        6,251                100

         Cash and cash equivalents at beginning of
              the year..............................................................        1,248              1,148
                                                                                            -----              -----

         Cash and cash equivalents at end of year...................................      $ 7,499              1,248
                                                                                            =====              =====

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(19)  Selected Quarterly Financial Data (unaudited)
    Summarized quarterly financial data follows ($ in thousands, except per share figures):


                                                                                 Year Ended December 31, 1997
                                                                                 ----------------------------
                                                                        First        Second         Third      Fourth
                                                                       Quarter       Quarter       Quarter     Quarter
                                                                       -------       -------       -------     -------

          Interest income..........................................   $  2,085         2,219         2,337       2,706
          Interest expense.........................................      1,309         1,379         1,480       1,726
                                                                         -----         -----         -----       -----

          Net interest income......................................        776           840           857         980

          Provision for loan losses................................         92            92            82          86
                                                                       -------        ------        ------      ------

          Net interest income after provision
             for loan losses.......................................        684           748           775         894

          Noninterest income.......................................         31            37            28          40
          Noninterest expense......................................        461           479           467         499
                                                                        ------        ------         -----       -----

          Earnings before income taxes.............................        254           306           336         435

          Income taxes.............................................         94           119           121         153
                                                                        ------         -----         -----       -----

          Net earnings ............................................    $   160           187           215         282
                                                                         =====         =====         =====       =====

          Basic earnings per share.................................    $   .10           .11           .13         .15
                                                                         =====         =====        ======       =====

          Diluted earnings per share...............................    $   .09           .09           .11         .12
                                                                         =====         =====        ======       =====


                                                                                 Year Ended December 31, 1996
                                                                                 ----------------------------
                                                                        First        Second         Third      Fourth
                                                                       Quarter       Quarter       Quarter     Quarter
                                                                       -------       -------       -------     -------

          Interest income..........................................    $ 1,377         1,480         1,637       1,887
          Interest expense.........................................        788           840           975       1,142
                                                                        ------         -----         -----       -----

          Net interest income......................................        589           640           662         745

          Provision for loan losses................................         73            55            62          60
                                                                        ------         -----         -----      ------

          Net interest income after provision
             for loan losses.......................................        516           585           600         685

          Noninterest income.......................................         30            48            24           4
          Noninterest expense......................................        361           404           374         412
                                                                        ------         -----         -----      ------

          Earnings before income taxes.............................        185           229           250         277

          Income taxes.............................................         75            97           101         110
                                                                        ------        ------         -----       -----

          Net earnings ............................................    $   110           132           149         167
                                                                         =====        ======         =====       =====

          Basic earnings per share.................................   $    .07           .08           .09         .10
                                                                        ======        ======         =====      ======

          Diluted earnings per share...............................   $    .07           .08           .09         .10
                                                                        ======        ======         =====      ======

                          Independent Auditors' Report



Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiary (the "Company") at December 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
January 23, 1998

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                           Consolidated Balance Sheets
                   ($ in thousands, except per share amounts)

                                                                                                 December 31,
                                                                                           -----------------------
   Assets                                                                                  1997               1996
                                                                                           ----               ----

Cash and due from banks..........................................................      $    1,738               2,318
Federal funds sold...............................................................             162               3,452
Short-term investments...........................................................           7,276                 550
                                                                                        ---------            --------

       Total cash and cash equivalents...........................................           9,176               6,320

Interest-bearing deposits with banks.............................................              99                  99
Securities held to maturity......................................................          58,821              34,507
Loans receivable, net of allowance for loan losses of $1,173
   in 1997 and $811 in 1996......................................................          75,652              59,499
Accrued interest receivable......................................................           1,327                 842
Premises and equipment, net......................................................           4,877               2,940
Restricted securities, Federal Reserve Bank stock, at cost ......................             233                 203
Foreclosed real estate...........................................................           -                     185
Deferred income tax asset........................................................             485                 526
Other assets      ...............................................................              85                  75
                                                                                       ----------           ---------

                                                                                        $ 150,755             105,196
                                                                                          =======             =======

   Liabilities and Stockholders' Equity

Liabilities:
   Demand deposits...............................................................           3,490               2,401
   Savings and NOW deposits......................................................          17,119               9,278
   Money-market deposits.........................................................          17,180               7,507
   Time deposits.................................................................          93,378              74,261
                                                                                         --------             -------

       Total deposits............................................................         131,167              93,447

   Other liabilities.............................................................           1,947               1,676
                                                                                         --------            --------

       Total liabilities.........................................................         133,114              95,123
                                                                                          -------             -------

Minority interest................................................................              21                 326
                                                                                       ----------           ---------

Commitments (Notes 4 and 7)

Stockholders' Equity:
   Preferred stock, 300,000 shares authorized, issued none.......................           -                   -
   Class A common stock - $1 par value, 7,500,000 shares
     authorized; 2,124,415 and 900,000 shares issued
     and outstanding in 1997 and 1996............................................           2,124                 900
   Class B common stock - $1 par value, 700,000 shares
     authorized; 300,000 and 200,000 shares issued
     and outstanding in 1997 and 1996............................................             300                 200
   Additional paid-in capital....................................................          13,360               7,655
   Retained earnings.............................................................           1,836                 992
                                                                                         --------           ---------

       Total stockholders' equity................................................          17,620               9,747
                                                                                          -------            --------

                                                                                        $ 150,755             105,196
                                                                                          =======             =======

See Accompanying Notes to Consolidated Financial Statements.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Earnings
                    ($ in thousands except per share amounts)

                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                                         1997                 1996
                                                                                         ----                 ----
Interest income:
   Loans receivable..............................................................    $      6,415               4,624
   Securities held to maturity...................................................           2,632               1,514
   Other interest earning assets.................................................             300                 243
                                                                                      -----------         -----------

       Total interest income.....................................................           9,347               6,381

Interest expense on deposits.....................................................           5,894               3,745
                                                                                       ----------          ----------

       Net interest income.......................................................           3,453               2,636

Provision for loan losses........................................................             352                 250
                                                                                      -----------         -----------

       Net interest income after
         provision for loan losses...............................................           3,101               2,386
                                                                                       ----------          ----------

Noninterest income:
   Customer service charges......................................................             121                  89
   Other...       ...............................................................              15                  17
                                                                                     ------------         -----------

       Total noninterest income..................................................             136                 106
                                                                                      -----------         -----------

Noninterest expenses:
   Salaries and employee benefits................................................             907                 739
   Occupancy and equipment.......................................................             406                 342
   Advertising and promotion.....................................................              40                   9
   Professional fees.............................................................              48                  57
   State assessment..............................................................              26                  19
   Audit and accounting..........................................................              48                  27
   Data processing...............................................................              21                   9
   Deposit insurance premiums....................................................              12                   2
   General insurance.............................................................              31                  31
   Stationery, printing and supplies.............................................              83                  51
   Other          ...............................................................             282                 246
   Minority interest in subsidiary...............................................               2                  19
                                                                                     ------------        ------------

       Total noninterest expenses................................................           1,906               1,551
                                                                                       ----------          ----------

Earnings before income taxes.....................................................           1,331                 941

       Income taxes..............................................................             487                 383
                                                                                      -----------         -----------

Net earnings      ...............................................................   $         844                 558
                                                                                      ===========         ===========

Basic earnings per share.........................................................  $          .49                 .34
                                                                                     ============        ============

Diluted earnings per share.......................................................  $          .41                 .34
                                                                                     ============        ============

Weighted-average number of shares
   outstanding for basic earnings per share......................................       1,712,292           1,650,000
                                                                                        =========           =========

Weighted-average number of shares
   outstanding for diluted earnings per share....................................       2,072,459           1,650,000
                                                                                        =========           =========


See Accompanying Notes to Consolidated Financial Statements

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                                ($ in thousands)


                                   Shares of
                                    Class A        Class A      Class B       Additional                    Total
                                     Common        Common       Common        Paid-In      Retained   Stockholders'
                                     Stock         Stock         Stock         Capital      Earnings       Equity
                                     -----         -----         -----         -------      --------       ------

Balance at December 31,
   1995.........................    900,000          $ 900           200         7,655         434            9,189

Net earnings....................       -                -             -            -           558              558
                                ------------       -------          ----        ------       -----           ------

Balance at December 31,
   1996  .......................    900,000            900           200         7,655         992            9,747

Effect of 1.5 for 1 stock
   split .......................    450,000            450           100          (550)        -                -

Proceeds from 747,500 shares
   of stock issued, net of stock
   issuance cost of $755........    747,500            748            -          5,972         -              6,720

Net earnings....................      -                 -             -            -           844              844

Issuance of common stock
   in exchange for common
   stock of minority
   stockholders of
   subsidiary...................     26,915             26            -            283         -                309
                                  ---------         ------          ----       -------     -------          -------

Balance at December 31,
   1997 ........................  2,124,415        $ 2,124           300        13,360       1,836           17,620
                                  =========          =====           ===        ======       =====           ======





See Accompanying Notes to Consolidated Financial Statements



                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                     Year Ended
                                                                                                    December 31,
                                                                                                    ------------
                                                                                                 1997          1996
                                                                                                 ----          ----

Cash flows from operating activities:
     Net earnings.......................................................................        $   844           558
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
            Depreciation................................................................            260           176
            Provision for deferred income taxes.........................................             41            67
            (Increase) decrease in other assets.........................................            (10)           35
            Increase in other liabilities...............................................            275           850
            Increase in accrued interest receivable.....................................           (485)         (199)
            Net amortization of fees, premiums and discounts............................             19           271
            Provision for loan losses...................................................            352           250
                                                                                                -------       -------

                 Net cash provided by operating activities..............................          1,296         2,008
                                                                                                 ------        ------

Cash flows from investing activities:
     Purchase of securities held to maturity............................................        (44,450)      (30,025)
     Maturities of securities held to maturity..........................................         20,175        15,050
     Net purchases of premises and equipment............................................         (2,197)         (667)
     Net increase in loans..............................................................        (16,563)      (23,642)
     Proceeds from sale of foreclosed real estate.......................................            185           -
     Purchase of Federal Reserve Bank stock.............................................            (30)          -
     Maturity of interest-bearing deposits..............................................           -              199
                                                                                              ---------       -------

                 Net cash used in investing activities..................................        (42,880)      (39,085)
                                                                                                 ------        ------

Cash flows from financing activities:
     Net increase in demand, savings, NOW and
         money market deposits..........................................................         18,603         9,639
     Net increase in time deposits......................................................         19,117        25,207
     Proceeds from issuance of common stock, net of stock issuance costs................          6,720           -
                                                                                                -------     -------

                 Net cash provided by financing activities..............................         44,440        34,846
                                                                                                 ------        ------

                 Net increase (decrease) in cash and cash equivalents...................          2,856        (2,231)

Cash and cash equivalents at beginning of year..........................................          6,320         8,551
                                                                                                 ------        ------

Cash and cash equivalents at end of year................................................       $  9,176         6,320
                                                                                                 ======        ======

Supplemental disclosure of cash flow information: Cash paid during the year for:
                 Interest...............................................................       $  5,832         3,678
                                                                                                 ======        ======

                 Income taxes...........................................................      $     700            17
                                                                                                =======       =======

            Noncash transactions:
                 Reclassification of loans to foreclosed real estate....................    $      -              185
                                                                                              =========       =======

                 Issuance of common stock in exchange of common
                     stock of minority stockholders of subsidiary.......................       $    309          -
                                                                                                 ======     ======






See Accompanying Notes to Consolidated Financial Statements.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 For the Years Ended December 31, 1997 and 1996


(1) Description of Business and Summary of Significant Accounting Policies General. Intervest Bancshares Corporation (the "Holding Company") was
         incorporated on February 5, 1993. The Holding Company owned 99.78% and 95.76% at December 31, 1997 and 1996, respectively, of the outstanding common stock of Intervest Bank (the "Bank") (collectively the "Company"). The Bank is a Florida state-chartered bank, is insured by the Federal Deposit Insurance Corporation and is a member of the Federal Reserve Bank. The Holding Company's primary business is the operation of the Bank. The Bank provides a wide range of banking services to small and middle-market businesses and individuals through its five banking offices located in Pinellas County, Florida.

         The principal executive offices of the Bank are located at 625 Court Street, Clearwater, Florida. In addition, the Bank has four branch offices, three in Clearwater, Florida located at (i) 2575 Ulmerton Road; (ii) 2175 Nursery Road; and (iii) 1875 Belcher Road and one in South Pasadena, Florida at 6750 Gulfport Boulevard.

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

     Stock-Based  Compensation.  Statement of Financial Accounting Standards No.
         123, "Accounting for Stock-Based Compensation" ("Statement 123") establishes a "fair value" based method of accounting for stock-based compensation plans and encourages all entities to adopt that method of accounting for all of their stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). The Company has elected to follow Opinion 25 and related interpretations in accounting for its stock-based compensation which is in the form of stock warrants. Statement 123 requires the disclosure of proforma net earnings and earnings per share determined as if the Company accounted for its stock warrants under the fair value method of that Statement.

     Off-Balance-Sheet Financial Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitment to extend credit, unused lines of credit and stand-by-letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

     FairValues of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

         Cash and Cash Equivalents and Interest-Bearing Deposits with Banks. The carrying amounts of cash and interest-bearing deposits with banks approximate their fair value.

         Securities Held to Maturity. Fair values for securities held to maturity are based on quoted market prices.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(1) Description of Business and Summary of Significant Accounting Policies, Continued
     FairValues  of  Financial  Instruments,  Continued.  Federal  Reserve  Bank
         Stock. Book value for these securities approximates fair value.

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

     Earnings Per Share.  Earnings  per share  ("EPS") of common  stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Prior to the public stock offering in November, 1997, there was no public market for the Company's common stock. For purposes of calculating diluted EPS the $10 stock offering price is assumed to be the market price for the entire year ended
         December 31, 1997. For 1997, outstanding warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. Such warrants were not considered dilutive in 1996. The following table presents the calculations of EPS (See Note 16) ($ in thousands, except per share amounts).

                                                                               For the Year Ended December 31, 1997
                                                                               ------------------------------------
                                                                             Earnings       Shares          Per Share
                                                                            (Numerator)     (Denominator)      Amount
                                                                            -----------     -------------      ------
         Basic EPS:
            Net earnings available to common stockholders.............            $ 844         1,712,292       $ .49
                                                                                                                  ===

         Effect of dilutive securities-
            Incremental shares from assumed conversion
            of warrants    ...........................................                            360,167
                                                                                               ----------

         Diluted EPS:
            Net earnings available to common stockholders
              and assumed conversions.................................            $ 844         2,072,459       $ .41
                                                                                    ===         =========         ===

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(1) Description of Business and Summary of Significant Accounting Policies, Continued
     Earnings Per Share, Continued. Warrants to purchase 1,528,665 and 150,000 shares of Class A and Class B common stock at $6.67 per share were assumed to be exercised on January 1, 1997 and June 1, 1997, respectively. Warrants to purchase 989,083 shares of Class A common stock at $10.00 per share are not included in the computation of diluted EPS because the warrants' exercise price approximated the market price of the stock. None of the above warrants have been exercised as of December 31, 1997.

     Reclassifications. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

     Future  Accounting  Requirements.  Financial  Accounting  Standards  130  -
         Reporting Comprehensive Income establishes standards for reporting comprehensive income. The Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company will be required to adopt this Standard effective January 1, 1998. As the Statement addresses reporting and presentation issues only, there will be no impact on operating results from the adoption of this Standard.

         Financial Accounting Standards 131 - Disclosures about Segments of an Enterprise and Related Information establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will be required to adopt this Standard effective January 1, 1998. As the Standard addresses reporting and disclosure issues only, there will be no impact on operating results from adoption of this Standard.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(2)  Securities Held to Maturity
     Debtsecurities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are summarized as follows (in thousands):


                                                                         Gross              Gross
                                                      Amortized        Unrealized        Unrealized             Fair
                                                        Cost             Gains             Losses              Value
                                                        ----             -----             ------              -----
         December 31, 1997:
              U.S. Treasury securities.............  $   4,027             15                -                   4,042
              U.S. Government and
                  agency securities................     54,794             64                 64                54,794
                                                        ------             --                ---                ------

                  Total............................   $ 58,821             79                 64                58,836
                                                        ======             ==                ===                ======

         December 31, 1996:
              U.S. Treasury securities.............      1,499              7                 -                  1,506
              U.S. Government and
                  agency securities................     33,008             44                105                32,947
                                                        ------             --                ---                ------

                  Total............................   $ 34,507             51                105                34,453
                                                        ======             ==                ===                ======

    There were no sales of securities during the years ended December 31, 1997 or 1996.

    The scheduled maturities of securities held to maturity at December 31, 1997 are summarized as follows (in thousands):

                                                                                            Amortized        Fair
                                                                                             Cost            Value
                                                                                             ----            -----

              Due in one year or less...................................................    $ 13,169           13,186
              Due after one year through five years.....................................      32,890           32,896
              Due after five years through ten years....................................      12,762           12,754
                                                                                              ------           ------

                  Total    .............................................................    $ 58,821           58,836
                                                                                              ======           ======

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(3)  Loans Receivable
     The components of loans in the consolidated balance sheets are summarized as follows (in thousands):

                                                                                               At December 31,
                                                                                               ---------------
                                                                                          1997                1996
                                                                                          ----                ----

              Commercial loans........................................................   $  3,281              3,514
              Commercial real estate..................................................     70,533             54,198
              Residential real estate.................................................      3,150              2,784
              Consumer loans..........................................................        262                157
                                                                                         --------           --------

                                                                                           77,226             60,653

              Deferred loan fees......................................................       (401)              (343)
              Allowance for loan losses...............................................     (1,173)              (811)
                                                                                           ------             ------

                                                                                         $ 75,652             59,499
                                                                                           ======             ======

    An analysis of the change in the allowance for loan losses follows (in thousands):

                                                                                                       Year Ended
                                                                                                      December 31,
                                                                                                      ------------
                                                                                                   1997         1996
                                                                                                   ----         ----

              Balance at beginning of year..............................................         $   811         593
                                                                                                   -----         ---

              Loans charged-off.........................................................             -           (65)
              Recoveries................................................................              10          33
                                                                                                  ------         ---

                  Net...................................................................              10         (32)
                                                                                                  ------         ---

              Provision for loan losses.................................................             352         250
                                                                                                   -----         ---

              Balance at end of year....................................................         $ 1,173         811
                                                                                                   =====         ===

    The Company had no impaired loans at December 31, 1997 or 1996. The average recorded investment in impaired loans during the year ended December 31, 1996 was $31,000. There were no impaired loans identified during 1997. No interest income was recognized on impaired loans during 1996.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(4) Premises and Equipment
    Premises and equipment is summarized as follows (in thousands):

                                                                                              At December 31,
                                                                                              ---------------
                                                                                          1997               1996
                                                                                          ----               ----

               Land.................................................................   $    915                729
               Bank buildings.......................................................      3,570              1,926
               Leasehold improvements...............................................        162                 61
               Furniture and fixtures and equipment.................................      1,203                565
                                                                                          -----              -----

                  Total, at cost....................................................      5,850              3,281

               Less accumulated depreciation and amortization.......................       (973)              (341)
                                                                                         ------              -----

                  Net book value....................................................    $ 4,877              2,940
                                                                                          =====              =====

   The Bank leases its Belcher Road office. The lease is accounted for as an operating lease and will expire on October 31, 2007. The lease agreement contains escalation clauses based upon the consumer price index and contains annual adjustments up to a maximum of 3% based upon the previous year's rental. Rental expense was $125,000 and $163,000 for the years ended December 31, 1997 and 1996, respectively. Approximate future minimum annual rental payments under this noncancellable lease at December 31, 1997 is as follows (in thousands):

                  Year Ending
                  December 31,
                  ------------

                      1998..........................................................................      $     94
                      1999..........................................................................            96
                      2000..........................................................................            99
                      2001..........................................................................           102
                      2002..........................................................................           106
                      Thereafter....................................................................           514
                                                                                                            ------

                      Total.........................................................................       $ 1,011
                                                                                                             =====


                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(4) Premises and Equipment, Continued
   The Company leases a portion of their office space in the branch office located on Ulmerton Road and beginning in September, 1997, office space at the new main office on Court Street, to other companies. Such leases begin to expire in 1998. Rental income during the years ended December 31, 1997 and 1996 totaled approximately $195,000 and $159,000, respectively. Approximate future minimum lease income under these leases at December 31, 1997 is as follows (in thousands):

             Year Ending
             December 31,

               1998.................................................................................     $     343
               1999.................................................................................           275
               2000.................................................................................           271
               2001.................................................................................           211
               2002.................................................................................           190
               Thereafter...........................................................................           792
                                                                                                            ------

               Total................................................................................       $ 2,082
                                                                                                             =====

   This table gives no effect to the future rental value of office space subsequent to lease expiration dates.

(5)  Deposits
   The aggregate amount of certificates of deposit with a minimum denomination of $100,000, was approximately $9,506,000 and $7,261,000 at December 31, 1997 and 1996, respectively.

   Scheduled maturities of certificates of deposit at December 31, 1997 are as follows (in thousands):


             Year Ending
             December 31,
             ------------

               1998.................................................................................      $ 46,954
               1999.................................................................................        16,554
               2000.................................................................................         9,446
               2001.................................................................................         9,362
               2002 and thereafter..................................................................        11,062
                                                                                                            ------

               Total................................................................................      $ 93,378
                                                                                                            ======

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(6) Other Borrowings
   The Company has agreements with correspondent banks whereby the Company may borrow up to $1,000,000 on an overnight basis under a repurchase agreement and up to $3,457,000 in federal funds. There were no borrowings under these agreements at December 31, 1997 or 1996.

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

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(7)  Financial Instruments, Continued
   The estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                                         At December 31, 1997    At December 31, 1996
                                                                         --------------------    --------------------
                                                                         Carrying      Fair       Carrying       Fair
                                                                           Amount      Value       Amount        Value
                                                                           ------      -----       ------        -----
         Financial assets:
              Cash and cash equivalents...............................  $   9,176       9,176        6,320      6,320
              Securities held to maturity.............................     58,821      58,836       34,507     34,453
              Loans receivable, net...................................     75,652      75,658       59,499     59,692
              Accrued interest receivable.............................      1,327       1,327          842        842
              Federal Reserve Bank stock..............................        233         233          203        203
              Interest-bearing deposits with bank.....................         99          99           99         99

         Financial liabilities-
              Deposit liabilities.....................................    131,167     131,491       93,447     93,713

    A summary of the notional amounts of the Company's financial instruments, which approximate fair value, with off balance sheet risk at December 31, 1997 follows (in thousands):



              Unfunded loan commitments at variable rates...............................         $ 2,950
                                                                                                   =====

              Available lines of credit.................................................         $   527
                                                                                                   =====

              Standby letters of credit.................................................         $   100
                                                                                                   =====

(8)  Credit Risk
    The Company grants a majority of its loans to borrowers throughout the State of Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to honor their contracts is dependent upon the economy of the State of Florida. In addition, at December 31, 1997, the Company's loan portfolio contained a concentration of credit risk in retail shopping centers, apartment buildings and office buildings totaling $55,707,000.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(9) Income Taxes
    The provision for income taxes consisted of the following (in thousands):


         Year Ended December 31, 1997:                                         Current      Deferred            Total
         -----------------------------                                         -------      --------            -----

              Federal.......................................................     $ 377            35              412
              State.........................................................        69             6               75
                                                                                  ----           ---              ---

                  Total.....................................................     $ 446            41              487
                                                                                   ===            ==              ===

         Year Ended December 31, 1996:

              Federal.......................................................       244            63              307
              State.........................................................        72             4               76
                                                                                   ---           ---              ---

                  Total.....................................................     $ 316            67              383
                                                                                   ===            ==              ===

     The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

                                                                                                       Year Ended
                                                                                                      December 31,
                                                                                                      ------------
                                                                                                  1997           1996
                                                                                                  ----           ----

              Tax provision at statutory rate............................................          34.0%         34.0%
              Increase (decrease) in taxes resulting from:
                  State income taxes.....................................................           3.8           8.1
                  Other..................................................................          (1.2)         (1.4)
                                                                                                   ----          ----

              Income tax provision ......................................................          36.6%         40.7%
                                                                                                   ====          ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets relate to the following (in thousands):


                                                                                               At December 31,
                                                                                               ---------------
                                                                                           1997              1996
                                                                                           ----              ----
             Net deferred tax assets:
                 Allowance for loan losses.............................................     $ 298               185
                 Depreciation..........................................................       (19)              (20)
                 Deferred loan fees....................................................        13                19
                 Net operating loss carryforward.......................................       186               311
                 Other.................................................................         7                31
                                                                                            -----               ---

                     Net deferred tax assets...........................................     $ 485               526
                                                                                              ===               ===

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(9) Income Taxes, Continued
     At December 31, 1997, the Company has the following net operating loss carryforwards relating to the operations of the Bank for federal income tax purposes available to offset future federal taxable income (in thousands):

                                Expiration
                                ----------

                                2006.....................................................................     $ 194
                                2007.....................................................................       297
                                2008.....................................................................         3
                                                                                                               ----

                                                                                                              $ 494

    The net operating loss carryforwards are subject to an annual limitation of $332,000 due to the ownership change of the Bank when the Holding Company purchased its controlling ownership interest.

(10)  Related Parties
    The Bank has entered into loan transactions with certain of its directors and their related entities. The activity is as follows (in thousands):

                                                                                                   Year Ended
                                                                                                  December 31,
                                                                                                  ------------
                                                                                             1997             1996
                                                                                             ----             ----

              Balance at beginning of year............................................      $ 2,941             1,484
              Additions...............................................................          510             1,570
              Repayments..............................................................         (209)             (113)
                                                                                              -----            ------

              Balance at end of year..................................................      $ 3,242             2,941
                                                                                              =====             =====

    Thereare no loans to directors or officers of the Holding Company, Intervest Bancshares Corporation.

(11)  Employee Stock Option Plan of the Bank
    Priorto 1993,  an  officer of the Bank had been  granted  options to acquire
         11,000 shares of the Bank's common stock. These options were to expire on December 31, 2001, and were exercisable at $5 per share. All such options were exchanged for warrants of the Holding Company by the officer during 1997. In 1997 the option plan was terminated.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(12)  Profit Sharing Plan
    The Bank sponsors a profit sharing plan established in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The profit sharing plan is available to all employees electing to participate after meeting certain length-of-service requirements. The Bank's contributions to the profit sharing plan are discretionary and are determined annually. Expense relating to the Bank's contributions to the profit sharing plan included in the accompanying consolidated financial statements was $21,377 and $12,181 for the years ended December 31, 1997 and 1996, respectively.

(13)  Common Stock Warrants of the Bank
    In 1995, Intervest Bancshares Corporation purchased 200,000 shares of the Bank's common stock at $5 per share and received warrants to purchase an additional 200,000 shares of common stock at $5 par value. In June, 1997, Intervest Bancshares Corporation exercised the warrants and purchased 200,000 shares of the Bank's common stock.

(14)  Stockholders' Equity
    The Bank, as a state-chartered bank, is limited in the amount of cash dividends that may be paid. The amount of cash dividends that may be paid is based on the Bank's net earnings of the current year combined with the Bank's retained net earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Bank must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Bank could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice. The ability of the Holding Company to pay dividends could be affected by the amount of dividends the Bank is able to pay to the Holding Company.

(15)  Regulatory Matters
    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(15)  Regulatory Matters, Continued
    As of December 31, 1997, the most recent notification from the State and Federal regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk- based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.
         There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the table (dollars in thousands).


                                                                                                       For Well
                                                                        For Capital                    Capitalized
                                                  Actual             Adequacy Purposes:                Purposes:
                                           -----------------        --------------------        ---------------------
                                           Amount      Ratio        Amount         Ratio        Amount          Ratio
                                           ------      -----        ------         -----        ------          -----

     As of December 31, 1997:
         Total capital (to Risk
         Weighted Assets)...............  $ 9,420       10.53%     $ 7,157          8.00%       $ 8,948         10.00%
         Tier I Capital (to Risk
         Weighted Assets)...............    9,125       10.20        3,578          4.00          5,367          6.00
         Tier I Capital
         (to Average Assets)............    9,125        6.85        5,328          4.00          6,660          5.00

     As of December 31, 1996:
         Total capital (to Risk
         Weighted Assets)...............    8,051       11.90        5,412          8.00          6,765          10.0
         Tier I Capital (to Risk
         Weighted Assets)...............    7,240       10.70        2,706          4.00          4,059           6.0
         Tier I Capital
         (to Average Assets)............    7,240        7.48        3,871          4.00          4,839           5.0

(16)  Capital Stock
     Bothclasses of common stock have equal voting rights as to all matters, except that, so long as at least 50,000 shares of Class B Common Stock remain issued and outstanding the holders of the outstanding shares of Class B Common Stock are entitled to vote for the election of two-thirds of the directors (rounded to the nearest whole number) and the holders of the outstanding shares of Class A Common Stock are entitled to vote for the remaining directors of the Company. No dividends may be declared or paid with respect to shares of Class B Common Stock until January 1, 2000, after which time the holders of Class A Common Stock and Class B Common Stock will share ratably in dividends. The shares of Class B Common Stock are convertible, on a share-for-share basis, into Class A Common Stock at any time after January 1, 2000.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(16)  Capital Stock, Continued
     On September 19, 1997, the Holding Company's charter was amended to increase the authorized number of shares of Class A common stock to 7,500,000, Class B common stock to 700,000 and preferred stock to 300,000.

     In addition, on September 18, 1997, the Board of Directors of the Holding Company declared a 1.5 for 1 Class A and Class B common stock split payable on September 19, 1997 to stockholders of record on September 19, 1997. All per share amounts reflect the effect of these stock splits.

(17) Common Stock Warrants
     The Company has outstanding  warrants which entitle the registered  holders thereof to purchase one share of common stock for each issued warrant. All warrants were exercisable when issued. These warrants have been issued in connection with public stock offerings, to directors and employees of the Bank and directors of the Holding Company and to outside third parties for performance of services. A summary of stock warrant transactions follows ($ in thousands, except per share amounts).

                                                                                                         Weighted-
                                                                               Weighted-                  Average
                                                                                 Average                 Contractual
                                                                 Exercise         Per      Aggregate      Life At
                                                   Number of     Price Per       Warrant    Warrant     December 31,
     Class A Common Stock Warrants:                 Warrants       Warrant       Price      Price          1997
                                                    --------       -------     --------- -----------   --------

         Outstanding at December 31,1995.......    1,288,500        $ 6.67        $ 6.67    $  8,594       5.4 years
         Warrants granted......................      240,165          6.67          6.67       1,602       5.1 years
                                                   ---------                                  ------

         Outstanding at December 31, 1996......    1,528,665          6.67          6.67      10,196       5.4 years
         Warrants granted......................      949,183         10.00         10.00       9,492     2.0 years(1)
         Warrants granted......................       16,500         10.00         10.00         165       4.0 years
                                                  ----------                                 -------

         Outstanding at December 31, 1997......    2,494,348  $ 6.67-10.00        $ 7.96      19,853       4.1 years
                                                   =========    ==========          ====      ======       =========

-------------------------------------
     (1) These warrants entitle the holder to purchase one share of Class A common stock at a price of $10.00 per share through December 31, 1999; $11.50 per share from January 1, 2000 through December 31, 2000; $12.50 per share from January 1, 2001 through December 31, 2001 and $13.50 per share from January 1, 2002 through December 31, 2002. For purposes of the above table it is assumed that these warrants will be exercised on December 31, 1999.

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(17)  Common Stock Warrants, Continued

                                                                                                          Weighted-
                                                                                Weighted-                  Average
                                                                                 Average                 Contractual
                                                                   Option         Per      Aggregate      Life At
                                                   Number of     Price Per       Warrant    Warrant     December 31,
     Class B Common Stock Warrants:                 Warrants       Warrant       Price      Price            1997
                                                    --------       -------     ---------  -----------     --------

         Outstanding at December 31,1995
              and 1996...........................      -               -             -          -               -
         Warrants granted........................    150,000        $ 6.67        $ 6.67     $ 1,001       9.0 years
                                                     -------                                   -----


         Outstanding at December 31, 1997........    150,000        $ 6.67        $ 6.67     $ 1,001       9.0 years
                                                     =======          ====          ====       =====       =========

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. As permitted by this Statement, the Company has elected to continue utilizing the intrinsic value method of accounting defined in APB Opinion No. 25. Due to the exercise price of the warrants issued to employees and directors of the Bank, directors of the Holding Company and to outside third parties for performance of services being greater than or approximating the market value of the common stock at the date of grant, no compensation expense has been recognized in the consolidated statements of earnings.

     In order to calculate the fair value of the warrants issued to employees and directors of the Bank, directors of the Holding Company and to outside third parties for the performance of services, it was assumed that the risk-free interest rate was 6.0%, there would be no dividends paid by the Company over the exercise period, the expected life of the warrants would be the entire exercise period, except for warrants issued in 1997 that have increasing option prices which is the end of the initial exercise period, and stock volatility would be zero due to the lack of an active market for the stock. The following information pertains to the fair value of the such warrants granted to purchase common stock in 1996 and 1997 (in thousands, except per share amounts):

                                                                                               Year Ended December 31,
                                                                                               -----------------------
                                                                                                1997            1996
                                                                                                ----            ----
         Weighted-average grant date fair value of warrants
              issued during the year....................................................       $ 622             470
                                                                                                 ===             ===

         Proforma net earnings..........................................................       $ 222              88
                                                                                                 ===             ===

         Proforma basic earnings per share..............................................       $ .13             .05
                                                                                                 ===             ===

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(18)  Holding Company Financial Information
     The Holding Company's financial information is as follows (in thousands):

                                               Condensed Balance Sheets
                                                                                                At December 31,
                                                                                                ---------------
                                                                                           1997                1996
                                                                                           ----                ----
                  Assets

              Cash..................................................................... $     223                698
              Short-term securities....................................................     7,276                550
                                                                                           ------             ------

                  Cash and cash equivalents............................................     7,499              1,248

              Loans receivable.........................................................       752              1,230
              Investment in subsidiary.................................................     9,399              7,340
              Organizational costs, net................................................         2                 32
              Other assets.............................................................        23                 17
                                                                                         --------             ------

                  Total assets.........................................................  $ 17,675              9,867
                                                                                           ======              =====

                  Liabilities and Stockholders' Equity

              Liabilities..............................................................        55                120
              Stockholders' equity.....................................................    17,620              9,747
                                                                                           ------              -----

                  Total liabilities and stockholders' equity...........................  $ 17,675              9,867
                                                                                           ======              =====

                                           Condensed Statements of Earnings

                                                                                               For the Year Ended
                                                                                                  December 31,
                                                                                                  ------------
                                                                                            1997                1996
                                                                                            ----                ----

         Revenues.....................................................................      $ 264                325
         Expenses.....................................................................        172                224
                                                                                              ---                ---

              Earnings before earnings of subsidiary..................................         92                101
              Earnings of subsidiary..................................................        752                457
                                                                                              ---                ---

              Net earnings............................................................      $ 844                558
                                                                                              ===                ===

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(18)  Holding Company Financial Information, Continued

                                          Condensed Statements of Cash Flows

                                                                                                   Year Ended
                                                                                                  December 31,
                                                                                                  ------------
                                                                                            1997                1996
                                                                                            ----                ----
         Cash flows from operating activities:
              Net earnings..........................................................      $   844                558
              Adjustments to reconcile net earnings to net cash
                provided by operating activities:
                  Equity in undistributed earnings of
                      subsidiary....................................................         (752)              (457)
                  Net decrease in organizational costs..............................           30                 29
                  Other.............................................................          (69)                72
                                                                                           ------             ------

                      Net cash provided by operating activities.....................           53                202
                                                                                           ------              -----

         Cash flows used in investing activities -
              Net decrease (increase) in loans......................................          478                (62)
                                                                                           ------              -----

         Cash flows from financing activities:
              Proceeds from issuance of common stock................................        6,720               -
              Purchase of common stock of subsidiary................................       (1,000)               (40)
                                                                                            -----              -----

                      Net cash provided by (used in) financing
                        activities..................................................        5,720                (40)
                                                                                            -----              -----

         Net increase in cash and cash equivalents..................................        6,251                100

         Cash and cash equivalents at beginning of
              the year..............................................................        1,248              1,148
                                                                                            -----              -----

         Cash and cash equivalents at end of year...................................      $ 7,499              1,248
                                                                                            =====              =====

                                                                     (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

(19)  Selected Quarterly Financial Data (unaudited)
    Summarized quarterly financial data follows ($ in thousands, except per share figures):


                                                                                 Year Ended December 31, 1997
                                                                                 ----------------------------
                                                                        First        Second         Third      Fourth
                                                                       Quarter       Quarter       Quarter     Quarter
                                                                       -------       -------       -------     -------

          Interest income..........................................   $  2,085         2,219         2,337       2,706
          Interest expense.........................................      1,309         1,379         1,480       1,726
                                                                         -----         -----         -----       -----

          Net interest income......................................        776           840           857         980

          Provision for loan losses................................         92            92            82          86
                                                                       -------        ------        ------      ------

          Net interest income after provision
             for loan losses.......................................        684           748           775         894

          Noninterest income.......................................         31            37            28          40
          Noninterest expense......................................        461           479           467         499
                                                                        ------        ------         -----       -----

          Earnings before income taxes.............................        254           306           336         435

          Income taxes.............................................         94           119           121         153
                                                                        ------         -----         -----       -----

          Net earnings ............................................    $   160           187           215         282
                                                                         =====         =====         =====       =====

          Basic earnings per share.................................    $   .10           .11           .13         .15
                                                                         =====         =====        ======       =====

          Diluted earnings per share...............................    $   .09           .09           .11         .12
                                                                         =====         =====        ======       =====


                                                                                 Year Ended December 31, 1996
                                                                                 ----------------------------
                                                                        First        Second         Third      Fourth
                                                                       Quarter       Quarter       Quarter     Quarter
                                                                       -------       -------       -------     -------

          Interest income..........................................    $ 1,377         1,480         1,637       1,887
          Interest expense.........................................        788           840           975       1,142
                                                                        ------         -----         -----       -----

          Net interest income......................................        589           640           662         745

          Provision for loan losses................................         73            55            62          60
                                                                        ------         -----         -----      ------

          Net interest income after provision
             for loan losses.......................................        516           585           600         685

          Noninterest income.......................................         30            48            24           4
          Noninterest expense......................................        361           404           374         412
                                                                        ------         -----         -----      ------

          Earnings before income taxes.............................        185           229           250         277

          Income taxes.............................................         75            97           101         110
                                                                        ------        ------         -----       -----

          Net earnings ............................................    $   110           132           149         167
                                                                         =====        ======         =====       =====

          Basic earnings per share.................................   $    .07           .08           .09         .10
                                                                        ======        ======         =====      ======

          Diluted earnings per share...............................   $    .07           .08           .09         .10
                                                                        ======        ======         =====      ======