Form 10QSB
period 1998-03-31
INTERVEST BANCSHARES CORP
filed 1998-05-14
CIK 927807

-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  X    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
----   of 1934

For the quarterly period ended March 31, 1998

       Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from ________ to ________

Commission file number 000-23377
                       ---------

                        INTERVEST BANCSHARES CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Delaware                                                13-3699013
        --------                                            ------------------
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

                         ------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

YES  X    NO
   -----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Class A Common stock, par value $1.00 per share              2,150,125
-----------------------------------------------    -----------------------------
                  (class)                          Outstanding at April 20, 1998


Class B Common stock, par value $1.00 per share               300,000
-----------------------------------------------    -----------------------------
                  (class)                          Outstanding at April 20, 1998


-------------------------------------------------------------------------------

                                                                 CONFORMED COPY

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                                      INDEX


Part I. Financial Information

   Item 1. Financial Statements                                         Page
                                                                       -----

     Condensed Consolidated Balance Sheets -
       March 31, 1998 (unaudited) and December 31, 1997.....................2

     Condensed Consolidated Statements of Earnings -
       Three Months ended March 31, 1998 and 1997 (unaudited)...............3

     Condensed Consolidated Statement of Stockholders' Equity -
       Three Months ended March 31, 1998 (unaudited).........................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months ended March 31, 1998 and 1997 (unaudited)................5

     Notes to Condensed Consolidated Financial Statements (unaudited).......6-8

   Item 2. Management's Discussion and Analysis or Plan of Operation........9-10

Part II. Other Information

   Item 6. Exhibits and Reports on Form 8-K.................................11

SIGNATURES..................................................................11

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                                          March 31, December 31,
    Assets                                                   1998       1997
                                                             ----       ----
                                                                  (unaudited)

Cash and due from banks                                    $  2,852      1,738
Federal funds sold                                              -          162
Short-term investments                                        5,875      7,276
                                                           --------   --------

            Total cash and cash equivalents                   8,727      9,176

Interest-bearing deposits with banks                             99         99
Securities held to maturity                                  65,977     58,821
Loans receivable, net                                        83,225     75,652
Accrued interest receivable                                   1,463      1,327
Premises and equipment, net                                   5,064      4,877
Restricted securities, Federal Reserve Bank stock, at cost      233        233
Deferred income tax asset                                       456        485
Other assets                                                    174         85
                                                           --------   --------
            Total                                          $165,418    150,755
                                                           ========   ========

    Liabilities and Stockholders' Equity

Liabilities:
    Demand deposits                                           2,877      3,490
    Savings and NOW deposits                                 20,780     17,119
    Money-market deposits                                    18,873     17,180
    Time deposits                                           100,879     93,378
                                                           --------   --------

            Total deposits                                  143,409    131,167

    Federal funds purchased                                   1,160        -
    Other liabilities                                         2,815      1,947
                                                           --------   --------

            Total liabilities                               147,384    133,114
                                                           --------   --------

Minority interest                                                21         21
                                                           --------   --------

Stockholders' Equity:
    Preferred stock                                            --          --
    Class A common stock                                      2,136      2,124
    Class B common stock                                        300        300
    Additional paid-in capital                               13,433     13,360
    Retained earnings                                         2,144      1,836
                                                           --------   --------

            Total stockholders' equity                       18,013     17,620
                                                           --------   --------

            Total                                          $165,418    150,755
                                                           ========   ========








See Accompanying Notes to Condensed Consolidated Financial Statements.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Statements of Earnings
                (Dollars in thousands, except per share figures)

                                                             Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                           1998             1997
                                                           ----             ----
                                                                (Unaudited)
Interest income:
      Loans receivable                                  $    1,808         1,434
      Securities                                             1,029           598
      Other interest earning assets                             70            53
                                                        ----------    ----------

                 Total interest income                       2,907         2,085

Interest expense on deposits                                 1,838         1,309
                                                        ----------    ----------

                 Net interest income                         1,069           776

Provision for loan losses                                      100            92
                                                        ----------    ----------

                 Net interest income after
                     provision for loan losses                 969           684
                                                        ----------    ----------

Noninterest income:
      Customer service charges                                  46            27
      Other                                                      4             4
                                                        ----------    ----------

                 Total noninterest income                       50            31
                                                        ----------    ----------

Noninterest expenses:
      Salaries and employee benefits                           246           216
      Occupancy and equipment                                   74            90
      Advertising and promotion                                  7            11
      Professional fees                                         43            20
      Deposit insurance premiums                                 4             2
      Other                                                    135           122
                                                        ----------    ----------

                 Total noninterest expenses                    509           461
                                                        ----------    ----------

Earnings before income taxes                                   510           254

                 Income taxes                                  202            94
                                                        ----------    ----------

Net earnings                                            $      308           160
                                                        ==========    ==========

Basic earnings per share                                $      .13           .10
                                                        ==========    ==========

Diluted earnings per share                              $      .09           .09
                                                        ==========    ==========

Weighted-average number of shares
      outstanding for basic earnings per share           2,426,457     1,650,000
                                                        ==========    ==========

Weighted-average number of shares
      outstanding for diluted earnings per share         3,272,739     1,790,450
                                                        ==========    ==========


See Accompanying Notes to Condensed Consolidated Financial Statements

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                 For the Three Month Period Ended March 31, 1998
                                ($ in thousands)


                                   Shares of
                                    Class A        Class A      Class B       Additional                    Total
                                    Common         Common       Common        Paid-In      Retained     Stockholders'
                                     Stock         Stock         Stock         Capital      Earnings       Equity
                                     -----         -----         -----         -------      --------       ------
Balance at December 31,
   1997                          2,124,415     $   2,124           300          13,360         1,836       17,620

Exercise of common stock
   warrants (unaudited)             12,250            12            -               73           -             85

Earnings (unaudited)                  -            -                -                -           308          308
                                 ---------     ---------     ---------       ---------     ---------    ---------

Balance at March 31,
   1998 (unaudited)              2,136,665     $   2,136           300         13,433          2,144       18,013
                                 =========     =========     =========      =========      =========    =========
































See Accompanying Notes to Condensed Consolidated Financial Statements

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                 (In thousands)
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      ------------------
                                                                                      1998          1997
                                                                                      ----          ----
                                                                                         (unaudited)
Cash flows from operating activities:
    Net earnings                                                                   $    308         160
    Adjustments to reconcile net earnings to net cash provided by
      (used in) operating activities:
        Depreciation                                                                     83          53
        Decrease in deferred income tax asset                                            29          39
        Increase in other assets                                                        (89)        (55)
        Increase (decrease) in other liabilities                                        868        (263)
        Increase in accrued interest receivable                                        (136)       (133)
        Net amortization of fees, premiums and discounts                                  4           8
        Write-down of foreclosed real estate                                            -             8
        Provision for loan losses                                                       100          92
                                                                                   --------    --------

                Net cash provided by (used in) operating activities                   1,167         (91)
                                                                                   --------    --------

Cash flows from investing activities:
    Purchase of securities held to maturity                                         (17,568)    (13,600)
    Maturities of securities held to maturity                                        10,426       7,025
    Net purchases of premises and equipment                                            (270)       (480)
    Net increase in loans                                                            (7,691)     (5,358)
                                                                                   --------    --------

                Net cash used in investing activities                               (15,103)    (12,413)
                                                                                   --------    --------

Cash flows from financing activities:
    Net increase in demand, savings, NOW and money
        market deposits                                                               4,741       7,999
    Net increase in time deposits                                                     7,501       1,993
    Proceeds from exercise of common stock warrants                                      85         -
    Net increase in federal funds purchased                                           1,160         -
                                                                                   --------    --------

                Net cash provided by financing activities                            13,487       9,992
                                                                                   --------    --------

Net decrease in cash and cash equivalents                                              (449)     (2,512)

Cash and cash equivalents at beginning of period                                      9,176       6,320
                                                                                   --------    ---------

Cash and cash equivalents at end of period                                         $  8,727       3,808
                                                                                   ========    ========

Supplemental  disclosure of cash flow information: Cash paid during the period for:
        Interest                                                                   $  1,822       1,303
                                                                                   ========    ========

        Income taxes                                                               $     87         352
                                                                                   ========    ========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


1. General. In the opinion of the management of Intervest Bancshares Corporation (the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 1998 and the results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

     The Holding Company's condensed consolidated financial statements include the accounts of its majority-owned subsidiary, Intervest Bank (the "Bank") (collectively the "Company"). The Holding Company's primary business activity is the ownership of the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

2. Loan   Impairment   and  Credit  Losses.  No loans were  identified  as being
     impaired during the three- month period ended March 31, 1998. The activity in the allowance for loan losses is as follows (in thousands):

                                         For the Three
                                         Months Ended
                                           March 31,
                                        --------------
                                        1998     1997
                                        ----     ----
                                        (In thousands)

Balance, beginning of period           $1,173      811
Provision charged to earnings             100       92
Recoveries, net of charge-offs              1        3
                                       ------   ------

Balance, end of period                 $1,274      906
                                       ======   ======

                                            (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

3. Earnings Per Share. Earnings per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Prior to the public stock offering in November, 1997, there was no public market for the Company's common stock. For purposes of calculating diluted EPS the $10 stock offering price is assumed to be the market price for the three months ended March 31, 1997. For the three months ended March 31, 1998 and 1997 outstanding warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. The following table presents the calculations of EPS ($ in thousands, except per share amounts).

                                                       For the Three Months Ended March 31,
                                -------------------------------------------------------------------------------------
                                              1998                                              1997
                                ------------------------------------------  -----------------------------------------
                                  Earnings         Shares       Per Share    Earnings          Shares       Per Share
                                (Numerator)     (Denominator)     Amount    (Numerator)     (Denominator)     Amount
                                -----------     -------------     ------    -----------     -------------     ------
        Basic EPS:
            Net earnings
              available to
              common
              stockholders           $ 308         2,426,457       $ .13         $ 160         1,650,000       $ .10
                                                                     ===                                         ===

        Effect of dilutive
          securities-
            Incremental shares
              from assumed
              conversion
              of warrants                            846,282                                     140,450
                                                  ----------                                   ---------

        Diluted EPS:
            Net earnings available
              to common
              stockholders
              and assumed
              conversions            $ 308         3,272,739       $ .09         $ 160         1,790,450       $ .09
                                       ===         =========         ===           ===         =========         ===

4. Regulatory  Capital.   The  Bank  is  required  to  maintain  certain minimum
     regulatory capital requirements. The following is a summary at March 31, 1998 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                    Ratios of     Regulatory
                                                    the Bank     Requirement
                                                    --------     -----------

     Total capital to risk-weighted assets           10.90%         8.00%

     Tier I capital to risk-weighted assets           9.65%         4.00%

     Tier I capital to total assets - leverage ratio  6.15%         4.00%

                                                                 (continued)

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

5. Impact of New Accounting Principle. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards 130 - Reporting Comprehensive Income which establishes standards for reporting comprehensive income. The Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company has no items of other comprehensive income therefore a statement of comprehensive income is not presented.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                              or Plan of Operation

               Comparison of March 31, 1998 and December 31, 1997

Liquidity and Capital Resources
    The Company's primary source of cash during the three months ended March 31, 1998 was from the maturity of securities totaling $10.4 million and net deposit inflows of $12.2 million. Cash was used primarily for net loan originations of $7.7 million and the purchase of securities totaling $17.6 million. At March 31, 1998, the Company had outstanding commitments to originate loans of $3.3 million. It is expected that these requirements will be funded from the sources described above. At March 31, 1998, the Bank exceeded its regulatory liquidity requirements.

    The Company recently registered $6.0 million aggregate principal amount of convertible subordinated debentures due July 1, 2008. The offering relates to a minimum of $5.0 million and a maximum of $6.0 million of debentures. The estimated net proceeds to the Company from the sale of the debentures, after deducting commissions and estimated offering expenses, is estimated to be approximately $5.4 million, if the maximum amount is sold, or approximately $4.5 million, if the minimum amount is sold. The net proceeds of that offering will become a part of the Company's capital funds to be used for general corporate purposes, including, without limitation, the financing of the expansion of the Company's or the Bank's business through acquisitions, the establishment of new branches or subsidiaries, and the infusion of capital to the Bank and any future subsidiaries of the Bank. The Company is presently in the process of preparing an application for the chartering of a de novo national bank, which is expected to be a wholly-owned subsidiary of the Company, with a principal office in the City of New York and with initial capital of approximately $7.5 million.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                   Three Months                      Three Months
                                                                      Ended           Year Ended         Ended
                                                                     March 31,       December 31,       March 31,
                                                                        1998            1997              1997
                                                                    -------------   --------------   -------------
        Average equity as a percentage
           of average assets                                            11.11%            8.96%            8.95%

        Equity to total assets at end of period                         10.89%           11.69             8.61%

        Return on average assets (1)                                      .77%             .68%             .57%

        Return on average equity (1)                                     6.94%            7.53%            6.32%

        Noninterest expense to average assets (1)                        1.27%            1.52%            1.63%

        Nonperforming loans and foreclosed real estate to
           total assets at end of period                                 -   %            -   %             .15%

        -------------------------------------------------

        (1)     Annualized for the three months ended March 31, 1998 and 1997.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

            Comparison of the Quarters Ended March 31, 1998 and 1997

Results of Operations:
   General. Net earnings for the three months ended March 31, 1998 were $308,000 or $.13 basic earnings per share ($.09 diluted earnings per share) compared to net earnings of $160,000 or $.10 basic earnings per share ($.09 diluted earnings per share) for the three months ended March 31, 1997. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses and the provision for income taxes.

   Interest  Income and Expense.  Interest  income  increased  by $822,000  from
      $2,085,000 for the three months ended March 31, 1997 to $2,907,000 for the three months ended March 31, 1998. Interest income on loans increased $374,000 primarily due to an increase in the average loan portfolio balance for the three months ended March 31, 1998 to $79.5 million compared to $63.4 million during the 1997 period. Interest on securities increased $431,000 primarily due to an increase in the average securities portfolio during the three months ended March 31, 1998 to $67.0 million from $40.7 million during the 1997 period. Interest on other interest-earning assets increased $17,000 due to an increase in the average balance of other interest earning assets from 1997 to 1998.

      Interest expense on deposit accounts increased to $1,838,000 for the three months ended March 31, 1998 from $1,309,000 for the three months ended March 31, 1997. Interest expense on deposits increased due to an increase in the average balance and in the weighted average rate from 1997 to 1998. The average balance for the three months ended March 31, 1998 was $136.2 million compared to $98.5 million during 1997 and the weighted average rate was 5.4% in 1998 compared to 5.3% in 1997.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision increased from $92,000 for the three months ended March 31, 1997 to $100,000 for the three months ended March 31, 1998. The increase was deemed appropriate by management due to the growth in the loan portfolio during the three months ended March 31, 1998. Management believes the balance in the allowance for loan losses of $1,274,000 at March 31, 1998 is adequate.

   Noninterest Income. Customer service charges increased $19,000 for the three months ended March 31, 1998 compared to the same period in 1997 primarily due to the overall growth of the Company's deposits.

   Noninterest  Expenses.   Total  noninterest  expenses  increased  $48,000  to
      $509,000 for the three months ended March 31, 1998 from $461,000 for the three months ended March 31, 1997, primarily due to an increase in employee compensation and benefits and other expenses associated with the overall growth of the Company.

   Provision for Income Taxes. The income tax provision for the three months ended March 31, 1998 was $202,000 (an effective rate of 39.6%) compared to $94,000 (an effective rate of 36.9%) for the comparable 1997 period. In 1998, a greater portion of the consolidated earnings was generated by the Holding Company which has a higher state income tax rate.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION


                    Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-B)

           27. Financial Data Schedule (for SEC use only)

(b)  No reports on Form 8-K were filed during the period covered by this report.


                                           INTERVEST BANCSHARES CORPORATION
                                             AND SUBSIDIARY
                                             (Registrant)






Date: May 14, 1998               By:  /s/ Lowell S. Dansker
      ---------------------           ------------------------------------------
                                      Lowell S. Dansker, President and Treasurer
                                      (Chief Financial Officer)




Date: May 14, 1998               By:  /s/ Lawrence G. Bergman
      ---------------------           ------------------------------------------
                                      Lawrence G. Bergman, Vice President and
                                      Secretary