Form 10-Q
period 1998-06-30
INTERVEST BANCSHARES CORP
filed 1998-07-24
CIK 927807

U.S. SECURTIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO _______

                         Commission File No. 000-23377

                        INTERVEST BANCSHARES CORPORATION
       (Exact name of small business issuer as specified in its charter)


                                    Delaware
                      ------------------------------------

                 (State or other jurisdiction of incorporation)


                                   13-3699013
                      ------------------------------------

                      (I.R.S. employer identification no.)



                        10 Rockefeller Plaza, Suite 1015
                         New York, New York 10020-1903
                      ------------------------------------

                    (Address of principal executive offices)


                                 (212) 757-7300
                      ------------------------------------

                (Issuer's telephone number, including area code)



                      ------------------------------------

      (Former name, address and fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES XX NO .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                              Title of Each Class:
                              --------------------

                Class A Common Stock, $1.00 par value per share
                -----------------------------------------------

                Class B Common Stock, $1.00 par value per share
                -----------------------------------------------


                               Shares Outstanding:
                               -------------------

                     2,157,915 Outstanding at July 17, 1998
                     --------------------------------------

                      300,000 Outstanding at July 17, 1998
                      ------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                                  FORM 10-QSB
                                 June 30, 1998

                               TABLE OF CONTENTS
                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Financial Condition as of
                     June 30, 1998 and December 31, 1997..................     1

        Condensed Consolidated Statements of Income for the Quarters Ended
                  June 30, 1998 and 1997..................................     2

        Condensed Consolidated Statements of Income for the Six Months Ended
                  June 30, 1998 and 1997..................................     3

        Condensed Consolidated Statements of Changes in Stockholders'
                  Equity for the Six Months Ended June 30, 1998 and 1997..     4

        Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1998 and 1997.................     5

                Notes to Condensed Consolidated Financial Statements .....     6


Item 2. Management's Discussion and Analysis or Plan of Operation.........    11


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................    16

Item 2. Changes in Securities.............................................    16

Item 3. Defaults Upon Senior Securities...................................    16

Item 4. Submission of Matters to a Vote of Security Holders...............    16

Item 5. Other Information.................................................    17

Item 6. Exhibits and Reports on Form 8-K .................................    17

Signatures................................................................    18

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                Intervest Bancshares Corporation and Subsidiary
            Condensed Consolidated Statements of Financial Condition



                                         (Unaudited)

                                           June 30,       December 31,
($ in thousands, except par value)           1998              1997      Change
--------------------------------------------------------------------------------
ASSETS
Cash and due from banks                      $  6,676       $  1,738     $4,938
Federal funds sold                              6,021            162      5,859
Short-term investments                          6,399          7,276       (877)
                                                -----          -----       ----
Total cash and cash equivalents                19,096          9,176      9,920
Interest-bearing deposits with banks              199             99        100
Securities held to maturity, net
  (estimated fair value of
   $60,965 and $58,836, respectively)          60,842         58,821      2,021
Federal Reserve Bank stock, at cost               233            233        -
Loans receivable (net of allowance for loan
 losses of $1,405 and $1,173, respectively)    89,556         75,652     13,904
Accrued interest receivable                     1,513          1,327        186
Premises and equipment, net                     5,028          4,877        151
Deferred income tax asset                         479            485         (6)
Other assets                                      751             85        666
--------------------------------------------------------------------------------
Total assets                                 $177,697       $150,755    $26,942
--------------------------------------------------------------------------------

LIABILITIES
Deposits:
   Demand deposits                           $  2,898       $  3,490    $  (592)
   Savings and NOW deposits                    22,504         17,119      5,385
   Money-market deposits                       21,944         17,180      4,764
   Time deposits                              101,496         93,378      8,118
                                              -------         ------      -----
Total deposits                                148,842        131,167     17,675
Convertible debentures                          7,000           -         7,000
Other liabilities                               3,314          1,947      1,367
--------------------------------------------------------------------------------
Total liabilities                             159,156        133,114     26,042
--------------------------------------------------------------------------------

Minority interest                                 23              21          2

STOCKHOLDERS' EQUITY
Preferred stock
 (300,000 shares authorized, none issued)         -              -           -
Class A common stock
 ($1.00 par value,  7,500,000 shares
  authorized, 2,157,915 and 2,124,415
  shares issued and outstanding, respectively)  2,158          2,124         34
Class B common stock
 ($1.00 par value, 700,000 shares authorized,
  300,000 issued and outstanding)                 300            300         -
Additional paid-in-capital, common             13,591         13,360       231
Retained earnings                               2,469          1,836       633
--------------------------------------------------------------------------------
Total stockholders' equity                     18,518         17,620       898
--------------------------------------------------------------------------------
Total liabilities, minority interest and
  stockholders' equity                       $177,697       $150,755   $26,942
--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiary
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                For the Quarter Ended
                                                        June 30,
                                                ---------------------
($ in thousands, except per share data)             1998        1997      Change
--------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                   $1,991     $1,569     $  422
Securities                                          1,009        623        386
Other interest-earning assets                         109         27         82
--------------------------------------------------------------------------------
Total interest and dividend income                  3,109      2,219        890
--------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                            1,958      1,378        580
Borrowed funds                                         17          1         16
--------------------------------------------------------------------------------
Total interest expense                              1,975      1,379        596
--------------------------------------------------------------------------------

Net interest and dividend income                    1,134        840        294

Provision for loan losses                             130         92         38

--------------------------------------------------------------------------------
Net interest and dividend income
 after provision for loan losses                    1,004        748        256
--------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                                  43         29         14
Other                                                   8          8       --
--------------------------------------------------------------------------------
Total noninterest income                               51         37         14
--------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                        270        222         48
Occupancy and equipment, net                           82        101        (19)
Advertising and promotion                               4         31        (27)
Professional fees                                      60         50         10
Other                                                 111         75         36
--------------------------------------------------------------------------------
Total noninterest expenses                            527        479         48
--------------------------------------------------------------------------------

Income before income taxes                            528        306        222

Income taxes                                          203        119         84

--------------------------------------------------------------------------------
Net income                                         $  325     $  187     $  138
--------------------------------------------------------------------------------

Basic earnings per share                           $ 0.13     $ 0.11     $ 0.02
Diluted earnings per share                         $ 0.10     $ 0.09     $ 0.01
--------------------------------------------------------------------------------
See accompanying notes to the condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiary
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                             For the Six Months Ended
                                                       June 30,
                                             ------------------------
($ in thousands, except per share data)             1998      1997      Change
--------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME

Loans receivable                                  $ 3,801    $ 3,003    $   798
Securities                                          2,038      1,232        806
Other interest-earning assets                         179         69        110
--------------------------------------------------------------------------------
Total interest and dividend income                  6,018      4,304      1,714
--------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                            3,796      2,687      1,109
Borrowed funds                                         18          1         17
--------------------------------------------------------------------------------
Total interest expense                              3,814      2,688      1,126
--------------------------------------------------------------------------------

Net interest and dividend income                    2,204      1,616        588

Provision for loan losses                             230        184         46

--------------------------------------------------------------------------------
Net interest and dividend income
 after provision for loan losses                    1,974      1,432        542
--------------------------------------------------------------------------------

NONINTEREST INCOME

Customer service fees                                  88         56         32
Other                                                  12         12       --
--------------------------------------------------------------------------------
Total noninterest income                              100         68         32
--------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                        516        438         78
Occupancy and equipment, net                          156        191        (35)
Advertising and promotion                              11         42        (31)
Professional fees                                     103         64         39
Other                                                 250        205         45
--------------------------------------------------------------------------------
Total noninterest expenses                          1,036        940         96
--------------------------------------------------------------------------------

Income before income taxes                          1,038        560        478

Income taxes                                          405        213        192

--------------------------------------------------------------------------------
Net income                                        $   633    $   347    $   286
--------------------------------------------------------------------------------

Basic earnings per share                          $  0.26    $  0.21    $  0.05
Diluted earnings per share                        $  0.19    $  0.18    $  0.01
--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiary
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)



                                                       For the Six Months Ended
                                                                     June 30,
                                                       ------------------------
($ in thousands)                                                  1998      1997

ClASS A COMMON STOCK
Balance at beginning of period                                 $ 2,124   $   900
Issuance of 33,500 shares upon exercise of warrants                 34      --
--------------------------------------------------------------------------------
Balance at end of period                                         2,158       900
--------------------------------------------------------------------------------

ClASS B COMMON STOCK
--------------------------------------------------------------------------------
Balance at beginning and end of period                             300       200
--------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                  13,360     7,655
Compensation related to issuance of stock warrants                  30      --
Issuance of 33,500 shares upon exercise of stock warrants          201      --
--------------------------------------------------------------------------------
Balance at end of period                                        13,591     7,655
--------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                   1,836       992
Net income for the period                                          633       347
--------------------------------------------------------------------------------
Balance at end of period                                         2,469     1,339
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total stockholders' equity at end of period                    $18,518   $10,094
--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                        For the Six Months Ended
                                                                  June 30,
                                                        ------------------------
($ in thousands)                                               1998       1997
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                 $    633    $    347
Adjustments to reconcile net income
 to net cash provided  by operating activities:
Depreciation and amortization                                   125         108
Provision for loan losses                                       230         184
Provision for deferred income taxes                              18          31
Accrued interest expense on debentures                           16        --
Compensation expense related to stock warrants                   30        --
Amortization of premiums, fees and discounts, net                69          12
Increase in accrued interest receivable and other assets       (374)       (183)
Increase in other liabilities                                 1,246         579
                                                              -----         ---
Net cash provided by operating activities                     1,993       1,078
                                                              -----       -----

INVESTING ACTIVITIES
Increase to interest-earning deposits                          (100)       --
Principal repayments of securities held to maturity          21,576      11,358
Purchases of securities held to maturity                    (23,568)    (15,128)
Net increase in loans receivable                            (14,136)    (10,256)
Purchases of premises and equipment, net                       (278)     (1,135)
Sales of foreclosed real estate                                --           184
                                                            -------     -------
Net cash used by investing activities                       (16,506)    (14,977)
                                                            -------     -------

FINANCING ACTIVITIES
Net increase in demand, savings, NOW and
 money-market deposits                                        9,557      10,017
Net increase in time deposits                                 8,118       1,398
Proceeds from convertible debentures and
 other borrowed funds                                         7,683        --
Repayment of other borrowed funds                            (1,160)       --
Proceeds from issuance of common stock                          235        --
                                                             ------      ------
Net cash provided by financing activities                    24,433      11,415
                                                             ------      ------
Net increase (decrease) in cash and cash equivalents          9,920      (2,484)
Cash and cash equivalents at beginning of period              9,176       6,320
                                                             ------      ------
Cash and cash equivalents at end of period                 $ 19,096    $  3,836
                                                             ------      ------

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
   Interest                                                $  3,798    $  2,684
   Income taxes                                                 229         397
Noncash financing activities:
   Outstanding stock warrants                                    30        --
   Interest on convertible debentures                            16        --
                                                            -------     -------
See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------
Note 1 - General

        The consolidated financial statements of Intervest Bancshares Corporation and Subsidiary (the "Company") in this report have not been audited except for the information derived from the audited Consolidated Statement of Financial Condition as of December 31, 1997. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders on Form 10-KSB for the year ended December 31, 1997.

        The consolidated financial statements include the accounts of Intervest Bancshares Corporation, a bank holding company, and its subsidiary, Intervest Bank. The holding company's primary business activity is the ownership of the bank. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented have been made. These adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current periods' presentations.

Note 2 - Loan Impairment and Credit Losses

        No loans were identified as being impaired during the 1998 and 1997 reporting periods. The table below summarizes the activity in the allowance for loan losses:

--------------------------------------------------------------------------------
                                                For the             For the
                                             Quarter Ended      Six Months Ended
                                                June 30,            June 30,
                                             -------------      ----------------
($ in thousands)                             1998      1997      1998      1997
--------------------------------------------------------------------------------
Balance at beginning of period              $1,274    $  906    $1,173    $  811
Provision for loan losses
  charged to operations                        130        92       230       184
Recoveries                                       1         1         2         4
--------------------------------------------------------------------------------
Balance at end of period                    $1,405    $  999    $1,405    $  999
--------------------------------------------------------------------------------

Note 3 - Convertible Debentures

     On June 26, 1998, the Company sold $7,000,000 of Convertible Subordinated Debentures (the "Debentures"). The proceeds from the sale, net of underwriting discounts, commissions and other fees, amounted to approximately $6,500,000. The proceeds are part of the Company's capital funds and are not restricted to their usage. The Debentures are due July 1, 2008 and are convertible at the option of the holders at any time prior to April 1, 2008, unless previously redeemed by the Company, into shares of Class A common stock at an initial conversion price of $11.50 per share through December 31, 1998. The initial conversion price was determined based on the average closing prices of the Class A common stock during the 20 trading days prior to June 26, 1998. The table that follows on page 7 shows the conversion prices beginning January 1, 1999.

Intervest Bancshares Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------
          Period                                 Conversion Price Per Share
          ------                                 --------------------------
From January 1, 1999 to June 30, 1999                      $12.50
From July 1, 1999 to June 30, 2000                          14.00
From July 1, 2000 to June 30, 2001                          15.50
From July 1, 2001 to June 30, 2002                          17.00
From July 1, 2002 to June 30, 2003                          18.50
From July 1, 2003 to June 30, 2004                          20.50
From July 1, 2004 to June 30, 2005                          22.50
From July 1, 2005 to June 30, 2006                          25.50
From July 1, 2006 to June 30, 2007                          28.50
From July 1, 2007 to April 1, 2008                          32.50

     The Company has the right to establish conversion prices per share which are less than the conversion prices set forth above for such periods as the Company may determine. The conversion prices are also subject to adjustments based on certain conditions and circumstances.

     The Company also has the option at any time to call all or any part of the Debentures for payment and redeem the same at any time prior to maturity thereof. The redemption price for the Debentures is (i) the face amount plus a 2% premium if the date of redemption is prior to July 1, 1999, (ii) the face amount plus a 1% premium if redemption occurs on or after July 1, 1999 and prior to July 1, 2000, or (iii) the face amount if the date of redemption is on or after July 1, 2000. In all cases, the debenture holder will also receive accrued interest to the date of redemption.

     Interest on the Debentures will accrue and compound each calendar quarter at 8%, which represents the prime rate of Chase Manhattan Bank on June 26, 1998, less one-half of one percent. All accrued interest is payable at the maturity of the Debentures whether by acceleration, redemption or otherwise. Any debenture holder may, on or before July 1 of each year commencing July 1, 2003, elect to be paid all accrued interest and to thereafter receive payments of interest quarterly. Once made, the election to receive interest is irrevocable.

Note 4 - Earnings Per Share (EPS) and Common Stock Warrants

Basic EPS is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted EPS is calculated by dividing adjusted net income by the weighted-average number of shares of common stock and dilutive potential common stock shares that may be outstanding in the future. Diluted EPS reflects the potential dilution that could occur if the Company's outstanding stock warrants and Convertible Subordinated Debentures were converted into common stock that then shared in the earnings of the Company.

Adjusted net income for Diluted EPS represents net income plus the addback of interest expense, net of taxes, on the Convertible Subordinated Debentures outstanding. This adjustment would arise from a hypothetical conversion of all the debentures into common stock. Potential common stock shares consist of outstanding dilutive common stock warrants (which are computed using the treasury stock method) and the shares of common stock that would arise from the conversion of the debentures. Prior to the public stock offering in November 1997, there was no public market for the Company's common stock. For purposes of calculating Diluted EPS for the 1997 periods, the $10 stock offering price is assumed to be the market price.

Intervest Bancshares Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------
Net income applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized as follows:

------------------------------------------------------------------------------------------------------------

                                                                    For the                    For the
                                                                 Quarter Ended            Six Months Ended
                                                                    June 30,                  June 30,
                                                              1998          1997          1998        1997
------------------------------------------------------------------------------------------------------------
Basic earnings per share:
 Net income applicable to common stockholders              $  325,000   $  187,000   $  633,000   $  347,000
 Average number of common shares outstanding                2,453,140    1,650,000    2,440,595    1,650,000
         Basic earnings per share amount                   $     0.13   $     0.11   $     0.26   $     0.21
Diluted earnings per share:
Adjusted net income applicable to common stockholders      $  334,000   $  187,000   $  642,000   $  347,000
Average number of common shares outstanding:
 Common shares outstanding                                  2,453,140    1,650,000    2,440,595    1,650,000
 Potential dilutive shares from conversion of warrants        862,455      355,615      839,291      355,616
 Potential dilutive shares from conversion of debentures       67,037         --         33,518         --
                                                            ---------    ---------    ---------    ---------
Total average number of common shares outstanding used      3,382,632    2,005,615    3,313,404    2,005,615
         Diluted earnings per share amount                 $     0.10   $     0.09   $     0.19   $     0.18
------------------------------------------------------------------------------------------------------------

     On March 16, 1998, the Board of Directors authorized the grant of stock warrants to directors of the Company and officers, directors and employees of Intervest Bank, its subsidiary, to purchase a total of 122,000 shares of Class A common stock at an initial price of $14.00 per share, which represented the market price of the common stock on such date. The grant was approved by the Company's shareholders on May 27, 1998. The warrants vest immediately and expire on December 31, 2002. The warrants were not included in the computations of Diluted EPS for the 1998 periods because the warrants' exercise price was greater than the average market price of the common shares. Also, the Convertible Subordinated Debentures were not outstanding for the entire part of 1998. Accordingly, if the debentures had been outstanding throughout 1998, approximately 560,000 of additional shares would have been included in the Diluted EPS computations for 1998.

     On April 27, 1998, the Board of Directors also authorized the issuance of stock warrants to the Chairman of the Board to purchase a total of 50,000 shares of Class B common stock, exercisable on or before January 31, 2008, at a price of $10.00 per share. The issuance of these stock warrants was also approved by the Company's shareholders on May 27, 1998. The warrants vest as follows: 7,100 immediately; 7,100 on each anniversary of the grant date for five years; and 7,400 on the sixth anniversary date. The warrants become fully vested earlier upon certain conditions. The exercise price of the warrants was below the market price of the common shares at the date of grant. Therefore, in accordance with APB No. 25, "Accounting for Stock Issued to Employees," approximately $14,000, net of taxes, was charged to earnings in the second quarter of 1998 in connection with the issuance of these warrants.

Intervest Bancshares Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 5 - Regulatory Capital

        The Company's subsidiary, Intervest Bank, is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 1998 of the regulatory capital requirements and Intervest Bank's actual capital on a percentage basis:

                                                                                          To Be
                                                            Ratios of       Minimum   Considered Well
                                                            the Bank       Requirement  Capitalized
                                                            --------       -----------  -----------
Total capital to risk-weighted assets                        10.45%           8.00%       10.00%
Tier 1 capital to risk-weighted assets                        9.20%           4.00%        6.00%
Tier 1 capital to total average assets - leverage ratio       6.01%           4.00%        5.00%

Note 6  - Proposed Bank

     On July 10, 1998, an application for a national bank charter was filed with the Office of the Comptroller of the Currency and the FDIC by Intervest National Bank In organization. The new bank will be a wholly owned subsidiary of the Company, with a principal office in the City of New York. The new bank will have initial capital of approximately $9,000,000, which will be provided by the Company.

Note 7 - Recent Accounting Pronouncements

Reporting Comprehensive Income

        On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. Comprehensive income is defined by the standard as the change in equity of an enterprise except for those changes resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company has no items of comprehensive income, therefore such a statement is not presented.

Employers' Disclosures about Pensions and Other Postretirement Benefits

        In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, 88 and 106." The statement revises, deletes or adds certain disclosures with regard to such plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997. This standard has no impact to the Company's financial statement disclosures, since the Company currently does not provide these benefits.

Intervest Bancshares Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Accounting for Derivative Instruments and Hedging Activities

        In June 1998, the FASB issued SFAS No. 133,  "Accounting  for Derivative
Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1998. Since the Company does not currently use derivative financial instruments, the standard will not have any impact to the Company's financial statements when adopted.

Accounting for Start-Up Costs

        In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for all nongovermental entities, except as provided for therein, for fiscal years beginning after December 15, 1998. The SOP requires that all start-up costs (except for those that are capitalizable under other GAAP) be expensed as incurred.

     At June 30, 1998, the Company had approximately $90,000 of deferred costs associated with organizing the proposed bank. Upon adoption of this statement, it is anticipated that a significant portion of these deferred costs will be expensed. In addition, the Company expects additional start-up costs to be incurred in the third quarter of 1998 in connection with organizing the proposed bank.

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for all nongovermental entities for fiscal years beginning after December 15, 1998. The SOP, among other things, provides guidance as to when and what types of costs should be capitalized as it relates to internal-use software. Upon adoption, the Company expects that this SOP will not have any impact on its financial statements.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Overview of the First Half of 1998

     Intervest Bancshares Corporation and Subsidiary (the "Company") earned $325,000 for the second quarter of 1998, an increase of 74% from $187,000 in the second quarter of 1997. On a diluted per share basis, net income was $0.10, compared to $0.09 in the second quarter of 1997. For the first half of 1998, net income nearly doubled to $633,000 or $0.19 per diluted share, from $347,000, or $0.18 per diluted share, for the same period of 1997. (The computations of net income per share for the 1998 periods included a higher amount of common shares, due to the public offering of Class A common stock in November 1997 and an increase in common stock warrants outstanding.) The increase in net income for both periods of 1998 over the corresponding periods of 1997 was primarily due to higher net interest and dividend income resulting from growth in net interest-earning assets.

        The following table shows selected ratios at the end of or for the period indicated:
--------------------------------------------------------------------------------
                                                     For the          Six Months
                                                  Quarter Ended         Ended
                                                     June 30,         June 30,
                                                  1998    1997     1998    1997
--------------------------------------------------------------------------------
Stockholders' equity to total assets             10.42%   8.59%   10.42%   8.59%
Average stockholders' equity to total assets     10.28%   8.51%   10.15%   8.43%
Return on average assets                          0.77%   0.64%    0.77%   0.61%
Return on average equity                          7.12%   7.48%    7.02%   7.00%
Average interest-earning assets to
    interest-bearing liabilities                  1.11x   1.08x   1.11x    1.08x
Net interest margin                               2.83%   3.03%    2.82%   2.97%
Noninterest expense to average assets             1.25%   1.65%    1.26%   1.64%
--------------------------------------------------------------------------------

     On June 26, the Company completed the sale of $7,000,000 of Convertible Subordinated Debentures (the "Debentures"). The Debentures are due July 1, 2008 and are convertible at the option of the holders at any time prior to April 1, 2008 into shares of Class A common stock at an initial conversion price of $11.50 per share. The conversion price per share increases Over the life of the Debentures as noted in note 3 on page 7. The Company can also redeem the Debentures plus accrued interest at any time prior to maturity at various redemption prices. Interest on the Debentures will accrue and compound quarterly at 8%. All accrued interest is payable at maturity.

     In July, an application for a national bank charter was filed with the OCC and FDIC by Intervest National Bank, In Organization. The new bank will be a wholly owned subsidiary of the Company, with a principal office in the City of New York. The new bank will have initial capital of $9,000,000, which will be provided by the Company.

    Comparison of Financial Condition at June 30, 1998 and December 31, 1997
    ------------------------------------------------------------------------

     Overview. Total assets at June 30, 1998 increased to $177,697,000, from $150,755,000 at December 31, 1997. The increase was primarily due to a higher level of loans receivable and cash and cash equivalents. Total liabilities increased from $133,135,000 at December 31, 1997, to $159,179,000 at June 30,
1998, reflecting increases in deposit liabilities and borrowed funds.

     The Company's balance sheet was comprised of the following:

                                             At June 30, 1998     At December 31, 1997
                                             ----------------     --------------------
                                                          % of                  % of
($ in thousands)                             Carrying     Total    Carrying     Total
                                               Value      Assets     Value     Assets
--------------------------------------------------------------------------------------
Cash and cash equivalents                    $ 19,096      10.7   $   9,176       6.1%
Securities held to maturity, net               60,842      34.2      58,821      39.1
Loans receivable, net                          89,556      50.5      75,652      50.1
All other assets                                8,203       4.6       7,106       4.7
--------------------------------------------------------------------------------------
Total assets                                 $177,697     100.0%   $150,755     100.0%
--------------------------------------------------------------------------------------
Deposits                                     $148,842      83.8%   $131,167      87.0%
Convertible debentures                          7,000       3.9       --           --
All other liabilities                           3,337       1.9       1,968       1.3
--------------------------------------------------------------------------------------
Total liabilities                             159,179      89.6     133,135      88.3
--------------------------------------------------------------------------------------
Stockholders' equity                           18,518      10.4      17,620      11.7
--------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $177,697     100.0%   $150,755     100.0%
--------------------------------------------------------------------------------------


     Cash and Cash Equivalents. Cash and cash equivalents increased primarily due to the net proceeds from the sale of the Debentures.

     Loans Receivable. Loans receivable increased due to new originations of commercial real estate loans, partially offset by principal repayments on the portfolio. At June 30, 1998 and December 31, 1997, the Company did not have any loans on a nonaccrual status or classified as impaired.

     Allowance for Loan Losses. The Company monitors its loan portfolio to determine the appropriate level of the allowance for loan losses based on various factors that are discussed on pages 21 and 22 of the Company's 1997 Annual Report on Form 10-KSB. At June 30, 1998, the allowance amounted to $1,405,000, compared to $1,173,000 at year-end 1997. The increase reflected the growth in the loan portfolio.

     Deposits. Deposit liabilities increased due to net deposit inflows and growth in deposit accounts. At June 30, 1998, time deposit accounts totaled $101,496,000 and demand deposits and savings and checking accounts aggregated $47,346,000. This compared to deposits of $93,378,000 and $37,789,000, respectively, at December 31, 1997. Time deposits represented 68% of total deposits at June 30, 1998, compared to 71% at year-end 1997.

     Stockholders' Equity and Regulatory Capital. Stockholders' equity increased primarily as a result of net income of $633,000 for the first half of 1998 and $235,000 of proceeds from the issuance of 33,500 of shares Class A common stock upon the exercise of stock warrants. Intervest Bank's Tier 1 leverage capital ratio was 6.01% at June 30, 1998, compared to 6.53% at December 31, 1997. The Bank's total risk-based capital ratio amounted to 10.45% at June 30, 1998, compared to 11.46% at year-end 1997. The decline in these ratios reflected the growth in the bank's assets.

           Comparison of Results of Operations for the Quarters Ended
                             June 30, 1998 and 1997
--------------------------------------------------------------------------------

        Overview. Net income for the second quarter of 1998 increased to $325,000, or $0.10 per diluted share, from $187,000, or $0.09 per diluted share, for the same quarter of 1997. Higher net income was due to a $294,000 increase in net interest and dividend income, partially offset by increases of $84,000 in the provision for income taxes, $38,000 in the provision for loan losses and $48,000 in noninterest expenses.

        Net Interest and Dividend Income. Net interest and dividend income is the Company's largest source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates. The table below sets forth information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. The yields and rates shown are based on a computation of annualized income/expense for each period divided by average interest-earning assets/interest-bearing liabilities during each period. Certain yields and rates shown are adjusted for related fee income or expense. Average balances are derived from daily balances. Net interest margin is computed by dividing annualized net interest and dividend income by the average of total interest-earning assets during each period.

----------------------------------------------------------------------------------------------------------------
                                                                      For the Quarter Ended
                                                                      ---------------------
                                                     June 30, 1998                        June 30, 1997
                                                     -------------                        -------------
                                             Average    Interest      Yield/    Average     Interest     Yield/
($ in thousands)                             Balance    Inc./Exp.      Rate     Balance     Inc./Exp.     Rate
----------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
 Loans                                       $ 86,271   $  1,991       9.23%    $ 67,986    $  1,569      9.23%
 Securities                                    65,870      1,009       6.13       40,665         623      6.12
 Other interest-earning assets                  8,241        109       5.30        2,121          27      5.07
----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 160,382   $  3,109       7.75%     110,772    $  2,219      8.01%
----------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      8,591                              5,688
----------------------------------------------------------------------------------------------------------------
Total assets                                 $168,973                           $116,460
----------------------------------------------------------------------------------------------------------------
 Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Demand, money market and NOW deposits      $ 26,778   $    310       4.63%    $ 17,929    $    203      4.53%
  Savings deposits                             15,824        192       4.85        8,783         107      4.87
  Time deposits                               101,509      1,456       5.74       75,517       1,068      5.66
                                              -------      -----       ----       ------       -----      ----
  Total deposits accounts                     144,111      1,958       5.44      102,229       1,378      5.39
                                              -------      -----       ----      -------       -----      ----
  Convertible debentures and
    other borrowed funds                          801         17       8.59            9           1      6.15
----------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            144,912   $  1,975       5.45%     102,238    $  1,379      5.39%
----------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities                 5,798                             4,224
Stockholders' equity                           18,263                             9,998
----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $168,973                           $116,460
----------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                 $  1,134       2.30%                $    840      2.62%
----------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 15,470                  2.83%    $  8,534                  3.03%
----------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
 to total interest-bearing liabilities           1.11x                              1.08x
----------------------------------------------------------------------------------------------------------------

        Net interest and dividend income increased to $1,134,000 in the second quarter of 1998, from $840,000 in the 1997 second quarter. The increase was due to a higher level of net interest-earning assets, partially offset by a decline in the net interest margin. The increase in net interest-earning assets was largely due to the investment of the proceeds from the issuance of common stock in November 1997. The decline in the net interest margin was a function of a lower interest rate spread resulting from a decline in the yield on earning assets and an increase in the cost of funds.

     The yield on earning assets declined by 26 basis points primarily due to the investment of a portion of the proceeds from the public stock offering in November 1997, as well as deposit inflow, into securities and other short-term investments, which have lower yields than loans. The cost of funds increased slightly by 6 basis points due to higher rates paid on deposits.

     Provision for Loan Losses. The provision for loan losses is based on management's ongoing assessment of the adequacy of the allowance for loan losses. The provision amounted to $130,000 in the second quarter of 1998, compared to $92,000 in the second quarter of 1997, reflecting a higher level of outstanding loans.

     Noninterest Expenses. Total noninterest expenses increased to $527,000 in the second quarter of 1998, from $479,000 in the second quarter of 1997. The increase over last year's period was primarily due to an increase in salaries and employee benefits, resulting primarily from the Company's growth and increased staff.

     Provision for Income Taxes. The provision for income taxes increased to $203,000 in the second quarter of 1998, from $119,000 in the second quarter of 1997, due to higher pre-tax earnings. The Company's effective tax rate
(inclusive of state and local taxes) amounted 38.4% in the second quarter of 1998, compared to 38.9% in the same quarter of 1997.

          Comparison of Results of Operations for the Six Months Ended
                             June 30, 1998 and 1997
--------------------------------------------------------------------------------

        Overview. Net income for the six months ended June 30, 1998 increased to $633,000, or $0.19 per diluted share, from $347,000, or $0.18 per diluted share, for the same half of 1997. Higher net income was due to a $588,000 increase in net interest and dividend income, partially offset by increases of $192,000 in the provision for income taxes, $46,000 in the provision for loan losses and $96,000 in noninterest expenses. The reasons for the changes in the provision for loan losses and income taxes as well as noninterest expenses are essentially the same as those discussed in the comparison of the quarters ended.

     Net Interest and Dividend Income. The table that follows sets forth information similar to the table on page 13 for the six-month periods.

----------------------------------------------------------------------------------------------------------------
                                                                  For the Six Months Ended
                                                                  ------------------------
                                                     June 30, 1998                        June 30, 1997
                                                     -------------                        -------------
                                             Average    Interest      Yield/    Average     Interest     Yield/
($ in thousands)                             Balance    Inc./Exp.      Rate     Balance     Inc./Exp.     Rate
----------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
Loans                                        $ 82,667   $  3,801       9.19%    $ 65,507    $  3,003       9.17%
Securities                                     66,622      2,038       6.12       40,338       1,232       6.11
Other interest-earning assets                   7,238        179       4.96        2,959          69       4.70
-------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 156,527   $  6,018       7.69%     108,804    $  4,304       7.91%
-------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      7,661                              5,591
-------------------------------------------------------------------------------------------------------------------
Total assets                                 $164,188                           $114,395
-------------------------------------------------------------------------------------------------------------------
  Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand, money market and NOW deposits        $ 24,814   $    569       4.59%    $ 17,202    $    379       4.41%
Savings deposits                               15,128        366       4.84        7,635         185       4.85
Time deposits                                 100,216      2,861       5.71       75,563       2,123       5.62
                                              -------      -----       ----       ------       -----       ----
Total deposits accounts                       140,158      3,796       5.42      100,400       2,687       5.35
                                              -------      -----       ----      -------       -----       ----
Convertible debentures and
 other borrowed funds                             426         18       8.44           27           1       5.76
-------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            140,584   $  3,814       5.43%     100,427    $  2,688       5.35%
-------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities                 5,574                              4,055
Stockholders' equity                           18,030                              9,913
-------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $164,188                           $114,395
-------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                 $  2,204       2.26%                $  1,616       2.56%
-------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 15,943                  2.82%    $  8,377                   2.97%
-------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
to total interest-bearing liabilities            1.11x                              1.08x
-------------------------------------------------------------------------------------------------------------------

        Net interest and dividend income increased to $2,204,000 in the first half of 1998, from $1,616,000 in the 1997 first half. The increase was due to a higher level of net interest-earning assets, partially offset by a decline in the net interest margin. The reasons for these changes are essentially the same as those discussed in the comparison of the quarters ended June 30, 1998 and 1997.

                        Liquidity and Capital Resources
                        -------------------------------

     The Company's primary source of cash for the six months ended June 30, 1998 was from the maturity of securities totaling $21,576,000 and net deposit inflows of $17,675,000. In addition, the Company sold $7,000,000 of Convertible Subordinated Debentures on June 26, 1998 for proceeds, net of underwriting costs, of approximately $6,500,000. Cash flow was used primarily for net loan originations of $14,136,000 and the purchase of securities totaling $23,568,000. At June 30, 1998, cash and cash equivalents totaled $19,096,000, compared to $9,176,000 at December 31, 1997.

                           Interest Rate Sensitivity
                           -------------------------

     Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The Company's principal objective of its asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of its interest-earning assets and interest-bearing liabilities. The Company uses "gap analysis" to monitor its interest rate sensitivity. For a further discussion of interest rate risk and gap analysis, see the Company's 1997 Annual Report on Form 10-KSB, pages 16 and 17. At June 30, 1998, the Company's one-year negative interest-rate sensitivity gap was $40,666,000, compared to $42,489,000 at December 31, 1997.


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

        Not Applicable

ITEM 2.  Changes in Securities

(a)     Not Applicable
(b)     Not Applicable
(c)     Not Applicable

ITEM 3.  Defaults Upon Senior Securities

        Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held on May 27, 1998.

(b) Pursuant to the Company's charter and bylaws, one-third of the directors are elected by the holders of Class A common stock and two-thirds are elected by holders of Class B common stock. On all other matters, Class A and Class B common stockholders vote together as a single class. Each of the persons named in the Proxy Statement dated May 27, 1998 as a nominee for Director was elected for one year terms expiring on the date of the next annual meeting (see Item 4-C).

(c) The table on page 17 summarizes the voting results on the matters that were submitted to the Bank's common stockholders:

--------------------------------------------------------------------------------
                               Against or
                         For    Withheld  Abstained
--------------------------------------------------------------------------------
Election of Directors - Class A
-------------------------------
Michael A. Callen   1,342,508      -         -
Milton F. Gidge     1,342,508      -         -
William F. Holly    1,342,508      -         -

Election of Directors  - Class B
---------------------  ---------
Lawrence G. Bergman    300,000     -         -
Jerome Dansker         300,000     -         -
Lowell S. Dansker      300,000     -         -
Edward J. Merz         300,000     -         -
David J. Willmott      300,000     -         -
Wesley T. Wood         300,000     -         -

Other Matters
-------------

To approve the
grant of common
stock warrants
to officers,
directors and
employees of
the Company.        1,629,758   5,750   7,000
--------------------------------------------------------------------------------

(d)        Not Applicable

ITEM 5.  Other Information

        Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index (numbered in accordance with Item 601 of Regulation S-B) 27- Financial Data Schedule (For SEC Purposes only)

(b)     Reports on Form  8-K
     A current report on Form 8-K dated June 26, 1998 was filed during the quarter ended June 30, 1998. This report announced the completion of the sale of Convertible Subordinated Debentures in the aggregate principal amount of $7,000,000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY



Date:  July 22, 1998            By:    /s/ Lowell S. Dansker
                                ----------------------------
                                Lowell S. Dansker, President and Treasurer
                                (Chief Financial Officer)


Date:  July 22, 1998            By:    /s/ Lawrence G. Bergman
                                ----------------------------
                                Lawrence G. Bergman,
                                   Vice President and Secretary