Form 10QSB
period 1998-09-30
INTERVEST BANCSHARES CORP
filed 1998-11-09
CIK 927807

U.S. SECURTIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                              ------------------


                         Commission File No. 000-23377
                                             ---------

                        INTERVEST BANCSHARES CORPORATION
       (Exact name of small business issuer as specified in its charter)


          Delaware                                            13-3699013
----------------------------                               ----------------
(State or other jurisdiction                               (I.R.S. employer
       of incorporation)                                  identification no.)


                        10 Rockefeller Plaza, Suite 1015
                         New York, New York 10020-1903
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (212) 757-7300
                ------------------------------------------------
                (Issuer's telephone number, including area code)


      --------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)



Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES XX NO .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class:                              Shares Outstanding:
--------------------                              -------------------

Class A Common Stock, $1.00                     2,184,515 Outstanding at
par value per share                             October 30, 1998

Class B Common Stock, $1.00                     300,000 Outstanding at
par value per share                             October 30, 1998



                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                                  FORM 10-QSB
                               September 30, 1998

                               TABLE OF CONTENTS
                                                                                                            Page
        PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Statements of Financial Condition as of
                          September 30, 1998 and December 31, 1997..................................         1

                Condensed Consolidated Statements of Income for the Quarters Ended
                          September 30, 1998 and 1997...............................................         2

                Condensed Consolidated Statements of Income for the Nine Months Ended
                          September 30, 1998 and 1997...............................................         3

                Condensed Consolidated Statements of Changes in Stockholders' Equity
                          for the Nine Months Ended September 30, 1998 and 1997.....................         4

                Condensed Consolidated Statements of Cash Flows
                          for the Nine Months Ended September 30, 1998 and 1997 ....................         5

                Notes to Condensed Consolidated Financial Statements ...............................         6


        Item 2. Management's Discussion and Analysis or Plan of Operation ..........................        11


        PART II. OTHER INFORMATION

        Item 1. Legal Proceedings...................................................................        18

        Item 2. Changes in Securities and Use of Proceeds...........................................        18

        Item 3. Defaults Upon Senior Securities.....................................................        18

        Item 4. Submission of Matters to a Vote of Security Holders.................................        18

        Item 5. Other Information...................................................................        18

        Item 6. Exhibits and Reports on Form 8-K ...................................................        18

        Signatures..................................................................................        19

PART I. FINANCIAL INFORMATION
-----------------------------

   ITEM 1. Financial Statements
   ----------------------------

Intervest Bancshares Corporation and Subsidiary
 Condensed Consolidated Statements of Financial Condition


                                                                                    (Unaudited)
                                                                                   September 30,  December 31,
($ in thousands, except par value)                                                      1998        1997        Change
----------------------------------                                                      ----        ----        ------
ASSETS

Cash and due from banks                                                            $    1,856   $    1,738   $      118
Federal funds sold                                                                      7,492          162        7,330
Short-term investments                                                                  5,355        7,276       (1,921)
                                                                                   ----------   ----------   ----------
    Total cash and cash equivalents                                                    14,703        9,176        5,527
Interest-bearing deposits                                                                 199           99          100
Securities held to maturity, net (estimated fair value of
   $64,258 and $58,836, respectively)                                                  63,847       58,821        5,026
Federal Reserve Bank stock, at cost                                                       233          233         --
Loans receivable (net of allowance for loan losses of
   $1,532 and $1,173, respectively)                                                    98,310       75,652       22,658
Accrued interest receivable                                                             1,557        1,327          230
Premises and equipment, net                                                             4,975        4,877           98
Deferred income tax asset                                                                 496          485           11
Other assets                                                                              826           85          741
                                                                                   ----------   ----------   ----------
Total assets                                                                       $  185,146   $  150,755   $   34,391
                                                                                   ==========   ==========   ==========


LIABILITIES
Deposits:
Demand deposits                                                                    $    3,276   $    3,490   $     (214)
Savings and NOW deposits                                                               23,111       17,119        5,992
Money-market deposits                                                                  23,497       17,180        6,317
Time deposits                                                                         105,172       93,378       11,794
                                                                                   ----------   ----------   ----------
Total deposits                                                                        155,056      131,167       23,889
Convertible debentures                                                                  7,000         --          7,000
Accrued interest on convertible debentures                                                156         --            156
Mortgage escrow funds                                                                   2,458          590        1,868
Other liabilities                                                                       1,490        1,357          133
                                                                                   ----------   ----------   ----------
Total liabilities                                                                     166,160      133,114       33,046

Minority interest                                                                          23           21            2

STOCKHOLDERS' EQUITY

Preferred stock (300,000 shares authorized, none issued)                                 --           --           --
Class A common stock ($1.00 par value,  7,500,000 shares  authorized,
    2,164,715 and 2,124,415 shares issued and outstanding, respectively)                2,165        2,124           41
Class B common stock ($1.00 par value, 700,000 shares authorized,
    300,000 issued and outstanding)                                                       300          300         --
Additional paid-in-capital, common                                                     13,636       13,360          276
Retained earnings                                                                       2,862        1,836        1,026
                                                                                   ----------   ----------   ----------
Total stockholders' equity                                                             18,963       17,620        1,343
                                                                                   ----------   ----------   ----------
Total liabilities, minority interest and stockholders' equity                      $  185,146   $  150,755   $   34,391
                                                                                   ==========   ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiary
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                                      For the Quarter Ended
                                                                           September 30,
                                                                           -------------
($ in thousands, except per share data)                                    1998      1997      Change
---------------------------------------                                    ----      ----      ------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                         $ 2,279   $ 1,656   $   623
Securities                                                                 1,037       616       421
Other interest-earning assets                                                123        65        58
                                                                         -------   -------   -------
Total interest and dividend income                                         3,439     2,337     1,102

INTEREST EXPENSE
Deposits                                                                   2,042     1,480       562
Convertible debentures                                                       150      --         150
                                                                         -------   -------   -------
Total interest expense                                                     2,192     1,480       712

Net interest and dividend income                                           1,247       857       390

Provision for loan losses                                                    127        82        45
                                                                         -------   -------   -------
Net interest and dividend income after provision for loan losses           1,120       775       345
                                                                         -------   -------   -------

NONINTEREST INCOME
Customer service fees                                                         45        27        18
Other                                                                          7         1         6
                                                                         -------   -------   -------
Total noninterest income                                                      52        28        24
                                                                         -------   -------   -------

NONINTEREST EXPENSES
Salaries and employee benefits                                               266       221        45
Occupancy and equipment, net                                                  94       119       (25)
Professional fees                                                             43        37         6
Stationery and supplies                                                       22        20         2
Other                                                                         93        70        23
                                                                         -------   -------   -------
Total noninterest expenses                                                   518       467        51
                                                                         -------   -------   -------

Income before income taxes                                                   654       336       318

Income taxes                                                                 261       121       140
                                                                         -------   -------   -------
Net income                                                               $   393   $   215   $   178
                                                                         =======   =======   =======

Basic earnings per share                                                 $  0.16   $  0.13   $  0.03
Diluted earnings per share                                               $  0.13   $  0.11   $  0.02
                                                                         -------   -------   -------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiary
                  Condensed Consolidated Statements of Income
                                  (Unaudited)


                                                             For the Nine Months Ended
                                                                     September 30,
($ in thousands, except per share data)                              1998      1997     Change
---------------------------------------                              ----      ----     ------

INTEREST AND DIVIDEND INCOME
Loans receivable                                                   $ 6,078   $ 4,659   $ 1,419
Securities                                                           3,075     1,845     1,230
Other interest-earning assets                                          302       137       165
                                                                   -------   -------   -------
Total interest and dividend income                                   9,455     6,641     2,814
                                                                   -------   -------   -------

INTEREST EXPENSE
Deposits                                                             5,837     4,167     1,670
Convertible debentures and other borrowed funds                        168         1       167
                                                                   -------   -------   -------
Total interest expense                                               6,005     4,168     1,837
                                                                   -------   -------   -------

Net interest and dividend income                                     3,450     2,473       977

Provision for loan losses                                              357       266        91
                                                                   -------   -------   -------
Net interest and dividend income after provision for loan losses     3,093     2,207       886
                                                                   -------   -------   -------
NONINTEREST INCOME
Customer service fees                                                  134        83        51
Other                                                                   19        13         6
                                                                   -------   -------   -------
Total noninterest income                                               153        96        57
                                                                   -------   -------   -------

NONINTEREST EXPENSES
Salaries and employee benefits                                         782       659       123
Occupancy and equipment, net                                           250       310       (60)
Advertising and promotion                                               16        42       (26)
Professional fees                                                      164       105        59
Stationery and supplies                                                 81        61        20
Other                                                                  261       230        31
                                                                   -------   -------   -------
Total noninterest expenses                                           1,554     1,407       147
                                                                   -------   -------   -------

Income before income taxes                                           1,692       896       796

Income taxes                                                           666       334       332
                                                                   -------   -------   -------
Net income                                                         $ 1,026   $   562   $   464
                                                                   =======   =======   =======

Basic earnings per share                                           $  0.42   $  0.34   $  0.08
Diluted earnings per share                                         $  0.32   $  0.28   $  0.04
                                                                   -------   -------   -------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiary
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)


                                                                 For the Nine Months Ended
                                                                        September 30,
                                                                 -------------------------
($ in thousands)                                                       1998       1997
---------------                                                       ----       ----

CLASS A COMMON STOCK
Balance at beginning of period                                      $  2,124   $    900
Effect of 1.5 for 1 stock split in September 1997                       --          450
Issuance of 40,300 shares upon exercise of warrants in 1998               41       --
                                                                    --------   --------
Balance at end of period                                               2,165      1,350
                                                                    --------   --------

CLASS B COMMON STOCK
Balance at beginning of period                                           300        200
Effect of 1.5 for 1 stock split in September 1997                       --          100
                                                                    --------   --------
Balance at end of period                                                 300        300
                                                                    --------   --------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                        13,360      7,655
Effect of 1.5 for 1 stock split in September 1997                       --         (550)
Compensation related to issuance of stock warrants in 1998                36       --
Issuance of 40,300 shares upon exercise of stock warrants in 1998        240       --
                                                                    --------   --------
Balance at end of period                                              13,636      7,105
                                                                    --------   --------

RETAINED EARNINGS
Balance at beginning of period                                         1,836        992
Net income for the period                                              1,026        562
                                                                    --------   --------
Balance at end of period                                               2,862      1,554
                                                                    --------   --------

                                                                    --------   --------
Total stockholders' equity at end of period                         $ 18,963   $ 10,309
                                                                    ========   ========

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              For the Nine Months Ended
                                                                     September 30,
                                                              -------------------------
($ in thousands)                                                   1998         1997
----------------                                                   ----         ----
OPERATING ACTIVITIES
Net income                                                      $   1,026     $   562
Adjustments  to  reconcile   net  income  to
     net  cash  provided  by  operating
   activities:
Provision for loan losses                                             357         266
Depreciation and amortization                                         121         179
Provision for deferred income taxes                                   (11)         31
Accrued interest expense on debentures                                156        --
Compensation expense related to stock warrants                         36        --
Amortization of premiums, fees and discounts, net                     (71)         42
Increase in accrued interest receivable and other assets             (417)       (257)
Increase in other liabilities                                         122         654
                                                                ---------     -------
Net cash provided by operating activities                           1,319       1,477
                                                                ---------     -------
INVESTING ACTIVITIES
Increase in interest-earning deposits                                (100)        (98)
Principal repayments of securities held to maturity                32,826      17,118
Purchases of securities held to maturity                          (37,841)    (26,369)
Net increase in loans receivable                                  (22,947)    (13,281)
Purchases of Federal Reserve Bank Stock                              --           (29)
Purchases of premises and equipment, net                             (291)     (1,781)
Sales of foreclosed real estate                                      --           184
                                                                ---------     -------
Net cash used by investing activities                             (28,353)    (24,256)
                                                                ---------     -------
FINANCING ACTIVITIES
Net increase in demand, savings, NOW and money-market deposits     12,095      13,096
Net increase in time deposits                                      11,794      13,244
Net increase in mortgage escrow funds                               1,868       1,213
Proceeds from convertible debentures and other borrowed funds       7,683        --
Repayment of other borrowed funds                                  (1,160)       --
Proceeds from issuance of common stock                                281        --
                                                                ---------     -------
Net cash provided by financing activities                          32,561      27,553
                                                                ---------     -------
Net increase in cash and cash equivalents                           5,527       4,774
Cash and cash equivalents at beginning of period                    9,176       6,320
                                                                ---------     -------
Cash and cash equivalents at end of period                       $ 14,703    $ 11,094
                                                                ---------     -------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest                                                         $  5,758    $  4,130
Income taxes                                                          510         525
Noncash financing activities:
Compensation related to stock warrants                                 36        --
Interest on convertible debentures                                    156        --
                                                                ---------     -------

   See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - General

        The consolidated financial statements of Intervest Bancshares Corporation and Subsidiary in this report have not been audited except for the information derived from the audited Consolidated Statement of Financial Condition as of December 31, 1997. The statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders on Form 10-KSB for the year ended December 31, 1997. The consolidated financial statements include the accounts of Intervest Bancshares Corporation, a bank holding company (the "Holding Company"), and its subsidiary, Intervest Bank (the "Bank"). The Holding Company and Intervest Bank are referred to as the "Company" on a consolidated basis. The Holding Company's primary business activity is the ownership of the Bank. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented have been made. These adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current periods' presentations.

Note 2 - Loan Impairment and Credit Losses

        No loans were classified as nonaccrual or identified as being impaired during the 1998 and 1997 reporting periods. The table below summarizes the activity in the allowance for loan losses:


                                                     For the            For the
                                                   Quarter Ended  Nine Months Ended
                                                   September 30,     September 30,
                                                   -------------  -----------------
($ in thousands)                                   1998     1997     1998     1997
----------------                                   ----     ----     ----     ----
Balance at beginning of period                    $1,405   $  999   $1,173   $  811
Provision for loan losses charged to operations      127       82      357      266
Recoveries                                          --          3        2        7
                                                  ------   ------   ------   ------
Balance at end of period                          $1,532   $1,084   $1,532   $1,084
                                                  ======   ======   ======   ======

        The Company monitors its loan portfolio to determine the appropriate level of the allowance for loan losses based on various factors that are discussed on pages 21 and 22 of the Company's 1997 Annual Report on Form 10-KSB. The increase reflected the growth in the loan portfolio as well as management's intent to maintain the allowance at a level it believes to be adequate.

Note 3 - Convertible Debentures

        On June 26, 1998, the Holding Company sold $7,000,000 of Convertible Subordinated Debentures (the "Debentures"). The proceeds from the sale, net of underwriting discounts, commissions and other fees, amounted to approximately $6,500,000. The proceeds are part of the Holding Company's capital funds and are not restricted to their usage. The Debentures are due July 1, 2008 and are convertible at the option of the holders at any time prior to April 1, 2008, unless previously redeemed by the Holding Company, into shares Class A common stock at an initial conversion price of $11.50 per share through December 31, 1998. The table that follows on page 7 shows the conversion prices beginning January 1, 1999.

                Intervest Bancshares Corporation and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------

                Period                               Conversion Price Per Share
                ------                               --------------------------
                From January 1, 1999 to June 30, 1999          $12.50
                From July 1, 1999 to June 30, 2000             $14.00
                From July 1, 2000 to June 30, 2001             $15.50
                From July 1, 2001 to June 30, 2002             $17.00
                From July 1, 2002 to June 30, 2003             $18.50
                From July 1, 2003 to June 30, 2004             $20.50
                From July 1, 2004 to June 30, 2005             $22.50
                From July 1, 2005 to June 30, 2006             $25.50
                From July 1, 2006 to June 30, 2007             $28.50
                From July 1, 2007 to April 1, 2008             $32.50


     The Holding Company has the right to establish conversion prices, which are less than those set forth above for such periods as the Holding Company may determine. The conversion prices are also subject to adjustments based on certain conditions and circumstances. The Holding Company also has the option at any time to call all or any part of the Debentures for payment and redeem the same at any time prior to maturity thereof. The redemption price for the Debentures is (i) the face amount plus a 2% premium if the date of redemption is prior to July 1, 1999, (ii) the face amount plus a 1% premium if redemption occurs on or after July 1, 1999 and prior to July 1, 2000, or (iii) the face amount if the date of redemption is on or after July 1, 2000. In all cases, the debenture holder will also receive accrued interest to the date of redemption. Interest on the Debentures will accrue and compound each calendar quarter at 8%. All accrued interest is payable at the maturity of the Debentures whether by acceleration, redemption or otherwise. Subject to certain procedures, a debenture holder may, on or before July 1 of each year commencing July 1, 2003, elect to be paid all accrued interest and to thereafter receive payments of interest quarterly. Once made, the election to receive interest is irrevocable.


Note 4 - Earnings Per Share (EPS) and Common Stock Warrants

     Basic EPS is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted EPS is calculated by dividing net income by the weighted-average number of shares of common stock and dilutive potential common stock shares that may be outstanding in the future. Potential common stock shares consist of outstanding dilutive common stock warrants (which are computed using the treasury stock method). Diluted EPS considers the potential dilution that could occur if the Company's outstanding stock warrants were converted into common stock that then shared in the earnings of the Company. The Debentures outstanding were antidilutive (using the if converted method) for the 1998 periods when considered with other potential dilutive common stock and accordingly, were excluded from the Diluted EPS computations. Prior to the public stock offering in November 1997, there was no public market for the Company's common stock. For purposes of calculating Diluted EPS for the 1997 periods, the $10 stock offering price is assumed to be the market price.

                Intervest Bancshares Corporation and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------

Net income applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized as follows:

                                                              For the Quarter Ended    For the Nine Months Ended
                                                                  September 30,              September 30,
                                                                  -------------              -------------
                                                                1998          1997         1998        1997
Basic earnings per share:
 Net income applicable to common stockholders                $  393,000   $  215,000   $1,026,000   $  562,000
 Average number of common shares outstanding                  2,463,107    1,650,000    2,448,241    1,650,000
                                                             ----------   ----------   ----------   ----------
Basic earnings per share amount                              $     0.16   $     0.13   $     0.42   $     0.34
                                                             ----------   ----------   ----------   ----------
Diluted earnings per share:
 Net income applicable to common stockholders                $  393,000   $  215,000   $1,026,000   $  562,000
 Average number of common shares outstanding:
 Common shares outstanding                                    2,463,107    1,650,000    2,448,241    1,650,000
 Potential dilutive shares from conversion of warrants          487,711      355,615      737,825      355,615
                                                             ----------   ----------   ----------   ----------
 Total average number of common shares used                   2,950,818    2,005,615    3,186,066    2,005,615
                                                             ----------   ----------   ----------   ----------
Diluted earnings per share amount                            $     0.13   $     0.11   $     0.32   $     0.28
                                                             ==========   ==========   ==========   ==========

         On March 16, 1998, the Board of Directors of the Holding Company authorized the grant of stock warrants to directors of the Holding Company and officers, directors and employees of Intervest Bank to purchase a total of 122,000 shares of Class A common stock at an initial purchase price per share of $14.00 through December 31, 1999 (which represented the market price of the common stock on the grant date). The purchase price per share increases to $15.00 from January 1, 2000 through December 31, 2000, $16.00 from January 1, 2001 through December 31, 2001 and $17.00 from January 1, 2002 through expiration. The grant was approved by the Company's shareholders on May 27, 1998. The warrants vest immediately and expire on December 31, 2002. The warrants were not included in the computations of Diluted EPS for the 1998 periods because the warrants' exercise price was greater than the average market price of the common shares.

        On April 27, 1998, the Board of Directors of the Holding Company also authorized the issuance of stock warrants to the Chairman of the Board to purchase a total of 50,000 shares of Class B common stock, exercisable on or before January 31, 2008, at a price of $10.00 per share. The issuance of these stock warrants was also approved by the Company's shareholders on May 27, 1998. The warrants vest as follows: 7,100 immediately; 7,100 on each anniversary of the grant date for five years; and 7,400 on the sixth anniversary date. The warrants become fully vested earlier upon certain conditions. The exercise price of the warrants was below the market price of the common shares at the date of grant. Therefore, in accordance with APB No. 25, "Accounting for Stock Issued to Employees," approximately $20,000, net of taxes, was charged to earnings in the first nine months of 1998 in connection with the issuance of these warrants.

                Intervest Bancshares Corporation and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------

Note 5 - Regulatory Capital

        The Holding Company's subsidiary, Intervest Bank, is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 1998 of the regulatory capital requirements and Intervest Bank's actual capital on a percentage basis:

                                                           Ratios of   Minimum     To Be Considered
                                                            the Bank  Requirement  Well Capitalized
                                                            --------  -----------  ----------------
Total capital to risk-weighted assets                        10.46%      8.00%       10.00%
Tier 1 capital to risk-weighted assets                        9.21%      4.00%        6.00%
Tier 1 capital to total average assets - leverage ratio       6.00%      4.00%        5.00%

Note 6  - Proposed Bank

     On July 10, 1998, an application for a national bank charter was filed with the Office of the Comptroller of the Currency and the FDIC by Intervest National Bank, In Organization. The proposed bank will be a wholly owned subsidiary of the Holding Company, with a principal office in the borough of Manhattan in New York City. The proposed bank will have an initial capital of $9,000,000, which will be provided by the Holding Company.

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

                 Intervest Bancshares Corporation and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------

Accounting for Derivative Instruments and Hedging Activities

        In June 1998, the FASB issued SFAS No. 133,  "Accounting  for Derivative
Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Since the Company does not currently use derivative financial instruments, the standard will not have any impact to the Company's financial statements when adopted.

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

        At September 30, 1998, the Holding Company had $177,000 of deferred costs associated with organizing the proposed bank. Upon adoption of this statement, it is anticipated that a significant portion of these deferred costs will be expensed. In addition, the Holding Company expects additional start-up costs to be incurred in the fourth quarter of 1998 in connection with organizing the proposed bank.

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

        In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for all nongovermental entities for fiscal years beginning after December 15, 1998. The SOP, among other things, provides guidance as to when and what types of costs should be capitalized as it relates to internal-use software. Upon adoption, the Company expects that this SOP will not have a material impact on its financial statements.

       ITEM 2. Management's Discussion and Analysis or Plan of Operation

                                    Overview
                                    --------

        Intervest Bancshares Corporation and Subsidiary (the "Company") earned $393,000 for the third quarter of 1998, an increase of 83% from $215,000 in the third quarter of 1997. On a diluted per share basis, net income was $0.13, compared to $0.11 in the third quarter of 1997. For the first nine months of 1998, net income also increased 83% to $1,026,000 or $0.32 per diluted share, from $562,000, or $0.28 per diluted share, for the same period of 1997. (The computations of net income per share for the 1998 periods included a higher amount of common shares, due to the public offering of Class A common stock in November 1997 and an increase in common stock warrants outstanding.) The increase in net income for both periods of 1998 over the corresponding periods of 1997, was primarily due to higher net interest and dividend income resulting from growth in interest-earning assets.

        The following table shows selected ratios at the end of or for the period indicated:

----------------------------------------------------------------------------------------------------------------------------

                                                                  For the Quarter Ended          For the Nine Months Ended
                                                             September 30,      September 30,   September 30, September 30,
                                                             -------------      -------------   ---------------------------
                                                                  1998             1997            1998          1997
                                                                  ----             ----            ----          ----
Stockholders' equity to total assets                             10.24%            7.70%          10.24%         7.70%
Average stockholders' equity to total assets                     10.13%            7.61%           9.87%         7.47%
Return on average assets                                          0.87%            0.70%           0.81%         0.64%
Return on average equity                                          8.39%            8.43%           7.49%         7.49%
Average interest-earning assets to
    interest-bearing liabilities                                  1.11x            1.08x           1.11x         1.08x
Net interest margin                                               2.88%            2.95%           2.84%         2.96%
Noninterest expense to average assets                             1.14%            1.52%           1.22%         1.60%

----------------------------------------------------------------------------------------------------------------------------

        In June, the Holding Company completed the sale of $7,000,000 of Convertible Subordinated Debentures (the "Debentures") for net proceeds of approximately $6,500,000. The Debentures are due July 1, 2008 and are convertible at the option of the holders at any time prior to April 1, 2008 into shares of Class A common stock at an initial conversion price of $11.50 per share through December 31, 1998. The conversion price per share increases over the life of the Debentures. The Holding Company can also redeem the Debentures plus accrued interest at any time prior to maturity at various redemption prices. Interest on the debentures accrues and compounds quarterly at 8%, with all accrued interest payable at maturity. For additional information on the Debentures, see note 3 to the condensed consolidated financial statements on page 6 of this report.

         In July, an application for a national bank charter was filed with the OCC and FDIC by Intervest National Bank, In Organization. The proposed bank will be a wholly owned subsidiary of the Holding Company, with a principal office in the borough of Manhattan in New York City. The proposed bank will have initial capital of $9,000,000, which will be provided by the Holding Company.

Comparison of Financial Condition at September 30, 1998 and December 31, 1997
-----------------------------------------------------------------------------

        Overview. Total assets at September 30, 1998 increased to $185,146,000, from $150,755,000 at December 31, 1997. The increase was primarily due to a higher level of loans receivable, securities held to maturity and cash and cash equivalents. Total liabilities increased from $133,135,000 at December 31, 1997, to $166,183,000 at September 30, 1998, reflecting an increase in deposit liabilities and the borrowing of funds through the sale of the Debentures.

        The Company's balance sheet was comprised of the following:

                                             At September 30, 1998      At December 31, 1997
                                             ---------------------      --------------------
                                             Carrying     % of         Carrying       % of
($ in thousands)                               Value   Total Assets      Value    Total Assets
----------------                               -----   ------------      -----    ------------
Cash and cash equivalents                    $ 14,703       7.9%       $  9,176       6.1%
Securities held to maturity                    63,847      34.5          58,821      39.0
Loans receivable, net                          98,310      53.1          75,652      50.2
All other assets                                8,286       4.5           7,106       4.7
                                             --------     -----        --------     -----
Total assets                                 $185,146     100.0%       $150,755     100.0%
                                             --------     -----        --------     -----
Deposits                                     $155,056      83.7%       $131,167      87.0%
Convertible debentures                          7,000       3.8            --         --
All other liabilities                           4,127       2.3           1,968       1.3
                                             --------     -----        --------     -----
Total liabilities                             166,183      89.8         133,135      88.3
                                             --------     -----        --------     -----
Stockholders' equity                           18,963      10.2          17,620      11.7
                                             --------     -----        --------     -----
Total liabilities and stockholders' equity   $185,146     100.0%       $150,755     100.0%
                                             ========     =====        ========     =====


        Cash and Cash Equivalents. Cash and cash equivalents increased primarily due to the short-term investment of a portion of the proceeds from the sale of the Debentures.

        Securities Held to Maturity.  Securities held to maturity  increased due
to  purchases  of  U.S.  government  agency  securities,   partially  offset  by
maturities of U.S. treasury obligations.

         Loans Receivable. Loans receivable increased due to new originations of commercial real estate loans, partially offset by principal repayments on the loan portfolio. At September 30, 1998 and December 31, 1997, the Company did not have any loans on a nonaccrual status or classified as impaired.

        Allowance for Loan Losses. The Company monitors its loan portfolio to determine the appropriate level of the allowance for loan losses based on various factors that are discussed on pages 21 and 22 of the Company's 1997 Annual Report on Form 10-KSB. At September 30, 1998, the allowance amounted to $1,532,000, compared to $1,173,000 at year-end 1997. The increase reflected the growth in the loan portfolio as well as management's intent to maintain the allowance at a level it believes to be adequate.

        All Other Assets. All other assets increased largely due to deferred costs related the sale of the Debentures ($532,000) and organizing Intervest National Bank ($177,000), and an increase in accrued interest receivable ($230,000).

     In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for the Company's 1999 financial statements. The SOP requires that all start-up costs (except for those that are capitalizable under other generally accepted accounting principles) be expensed as incurred. Previously, start-up costs were generally capitalized and amortized over a period of time. Upon adoption of the SOP, it is anticipated that a significant portion of the deferred costs associated with organizing the proposed bank will be expensed. In addition, the Holding Company expects additional start-up costs to be incurred in the fourth quarter of 1998 in connection with organizing the proposed bank.

        Deposits. Deposit liabilities increased due to net deposit inflows and growth in deposit accounts. At September 30, 1998, time deposit accounts totaled $105,172,000 and demand deposits, savings, NOW and money-market accounts aggregated $49,884,000. This compared to deposits of $93,378,000 and $37,789,000, respectively, at December 31, 1997. Time deposits represented 68% of total deposits at September 30, 1998, compared to 71% at year-end 1997.

        All Other Liabilities. All other liabilities increased largely due to a higher level of mortgage escrow funds, which represent advance payments by borrowers for taxes and insurance.

        Stockholders' Equity and Regulatory Capital. Stockholders' equity increased primarily as a result of net income of $1,026,000 for the nine months ended September 30, 1998 and $281,000 of proceeds from the issuance of 40,300 shares of Class A common stock upon the exercise of stock warrants. Intervest Bank's Tier 1 leverage capital ratio was 6.00% at September 30, 1998, compared to 6.53% at December 31, 1997. The Bank's total risk-based capital ratio amounted to 10.46% at September 30, 1998, compared to 11.46% at year-end 1997. The decline in these ratios reflected the growth in the Bank's assets.


                        Liquidity and Capital Resources
                        -------------------------------

        The Company's primary source of cash for the nine months ended September 30, 1998 was from the maturity of securities totaling $32,826,000 and net deposit inflows of $23,889,000. In addition, the Holding Company sold $7,000,000 of Convertible Subordinated Debentures on June 26, 1998 for proceeds, net of underwriting costs and other fees, of approximately $6,500,000. Cash flow was used primarily for net loan originations of $22,947,000 and the purchase of securities totaling $37,841,000. At September 30, 1998, cash and cash equivalents totaled $14,703,000, compared to $9,176,000 at December 31, 1997.

                           Interest Rate Sensitivity
                           -------------------------

        Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The Company's principal objective of its asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of its interest-earning assets and interest-bearing liabilities. The Company uses "gap analysis" to monitor its interest rate sensitivity. For a further discussion of interest rate risk and gap analysis, including the assumptions used in developing the gap analysis, see the Company's 1997 Annual Report on Form 10-KSB, pages 16 and 17. At September 30, 1998, the Company's one-year negative interest-rate sensitivity gap was $56,153,000, compared to $42,489,000 at December 31, 1997.

                              Year 2000 Compliance
                              --------------------

         The Company's operations are, by their nature, dependent upon its internal computer systems as well as those of other third-party companies. The Company is conducting a review of its computer systems to identify systems that could be affected by the "Year 2000" issue and has an ongoing program designed to ensure that its operational and financial systems will continue to function properly on and after the year 2000, free of software failures due to processing errors arising from calculations using the year 2000 date.

         The Year 2000 issue is the result of computer programs, which were written using two digits rather than four digits to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000, which could result in system failures or miscalculations.

        The Company primarily uses personal computer based systems, which operate using industry standard software systems that have been developed and are supported by third-party software companies. Currently, the Company's costs to resolve Year 2000 issues are not expected to be material. The Year 2000 issue, however, creates risk for the Company from unforeseen problems in its computer processing and from the computer processing problems of other third parties with which the Company conducts financial transactions. As a result, incomplete or untimely resolution of such Year 2000 problems may have an adverse impact on the operations of the Company.

        The Federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions to assure resolution of any Year 2000 problems. Any institution's failure to address appropriately the Year 2000 problem could result in supervisory action.

        As part of its plan, the Company is monitoring the Year 2000 compliance of its vendors and requiring them to represent that their products provided to the Company are, or will be, year 2000 compliant. In addition the Company will be participating in the testing of systems during 1999. Management is also developing appropriate contingency plans to deal with problems as they may arise. There can be no assurance, however, that the systems of other companies on which the Company's systems rely will also be converted timely or that any such failure to convert by another company would not have an adverse effect on the Company's systems.


           Comparison of Results of Operations for the Quarters Ended
           ----------------------------------------------------------
                           September 30, 1998 and 1997
                           ---------------------------

        Overview. Net income for the third quarter of 1998 increased to $393,000 or $0.13 per diluted share, from $215,000, or $0.11 per diluted share, for the same quarter of 1997. Higher net income was primarily due to a $390,000 increase in net interest and dividend income, partially offset by increases of $140,000 in the provision for income taxes, $51,000 in noninterest expenses and $45,000 in the provision for loan losses.

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


------------------------------------------------------------------------------------------------------------
                                                                  For the Quarter Ended
                                             ---------------------------------------------------------------
                                                    September 30, 1998             September 30, 1997
                                                    ------------------             ------------------
                                             Average     Interest    Yield/   Average   Interest      Yield/
($ in thousands)                             Balance     Inc./Exp.    Rate    Balance   Inc./Exp.      Rate
------------------------------------------------------------------------------------------------------------
               Assets
Interest-earning assets:
Loans                                        $ 97,782   $  2,279       9.32%$ 71,700    $  1,656        9.24%
Securities                                     66,464      1,037       6.24   39,897         616        6.18
Other interest-earning assets                   9,214        123       5.34    4,774          65        5.45
------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 173,460   $  3,439       7.93% 116,371    $  2,337        8.03%
------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      7,952                          6,559
------------------------------------------------------------------------------------------------------------
Total assets                                 $181,412                       $122,930
------------------------------------------------------------------------------------------------------------

     Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Demand, money market and NOW deposits      $ 29,292   $    343       4.68%  $20,373    $    226       4.44%
  Savings deposits                             16,842        207       4.92     6,279          86       5.48
  Time deposits                               103,123      1,492       5.79    80,905       1,168       5.77
                                              -------      -----       ----    ------      ------       ----
  Total deposits accounts                     149,257      2,042       5.47   107,557       1,480       5.50
                                              -------      -----       ----   -------   ---------       ----
  Convertible debentures                        7,062        150       8.50      --          --          --
------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            156,319   $  2,192       5.61%  107,557    $  1,480       5.50%
------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities                 6,346                           5,175
Stockholders' equity                           18,747                          10,198
------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $181,412                        $122,930
------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                 $  1,247       2.32%             $    857       2.53%
------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 17,141                  2.88% $  8,814                   2.95%
------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
to total interest-bearing liabilities            1.11x                           1.08x
------------------------------------------------------------------------------------------------------------


        Net interest and dividend income increased to $1,247,000 in the third quarter of 1998, from $857,000 in the 1997 third quarter. The increase was due to growth in interest-earning assets, partially offset by a decline in the net interest margin from 2.95% to 2.88%.

         The decline in the margin was a function of a lower interest rate spread caused by a decline in the yield on the Company's earning assets and an increase in its cost of funds. The yield on earning assets declined by 10 basis points due to the investment of a large portion of funds from deposit inflow, the sale of the Debentures and the public stock offering in November 1997 into securities and short-term investments. Securities and short-term investments have lower yields than the Company's loans. The Company's cost of funds increased by 11 basis points due to sale of the Debentures, partially offset by a decline in the cost of deposits.

         The effect of the decrease in the interest rate spread described above was largely offset by an increase of $8,327,000 in net interest-earning assets. The increase in net interest-earning assets was largely due to the investment of the proceeds from the issuance of common stock as well as the reinvestment of earnings generated from operations.

        The following table sets forth information regarding changes in interest and dividend income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

-----------------------------------------------------------------------------------------------
                                              For the Quarter Ended September 30, 1998 vs. 1997
                                              -------------------------------------------------
                                                 Increase (Decrease) Due to Change in:
                                                 -------------------------------------
($ in thousands)                                     Rate     Volume  Rate/Volume  Total
-----------------------------------------------------------------------------------------------
Interest-earning assets:
Loans                                               $   14    $  602   $    7    $  623
Securities                                               6       410        5       421
Other interest-earning assets                           (1)       60       (1)       58
-----------------------------------------------------------------------------------------------
Total interest-earning assets                           19     1,072       11     1,102
-----------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Demand, money market and NOW deposits                 15        97        5       117
  Savings deposits                                      (9)      145      (15)      121
  Time deposits                                          4       320       --       324
                                                    ------    ------   ------    ------
  Total deposits accounts                               10       562      (10)      562
  Convertible debentures                                --        --      150       150
-----------------------------------------------------------------------------------------------
Total interest-bearing liabilities                      10       562      140       712
-----------------------------------------------------------------------------------------------
Net change in interest and dividend income          $    9    $  510   $ (129)   $  390
-----------------------------------------------------------------------------------------------


        Provision for Loan Losses. The provision for loan losses is based on management's ongoing assessment of the adequacy of the allowance for loan losses. The provision amounted to $127,000 in the third quarter of 1998, compared to $82,000 in the third quarter of 1997, reflecting a higher level of outstanding loans as well as management's intent to maintain the allowance at a level it believes to be adequate.

        Noninterest Expenses. Total noninterest expenses increased to $518,000 in the third quarter of 1998, from $467,000 in the third quarter of 1997. The increase over last year's period was largely due to an increase in salaries and employee benefits, resulting primarily from the Company's growth and need for increased staff.

        Provision for Income Taxes. The provision for income taxes increased to $261,000 in the third quarter of 1998, from $121,000 in the third quarter of 1997, due to higher pre-tax earnings. The Company's effective tax rate (inclusive of state and local taxes) amounted to 39.9% in the third quarter of 1998, compared to 36.0% in the same quarter of 1997. The higher rate was due to an increase in pre-tax earnings generated by the Holding Company, which has a higher tax rate than its subsidiary in Florida .

         Comparison of Results of Operations for the Nine Months Ended
         -------------------------------------------------------------
                          September 30, 1998 and 1997
                          ---------------------------

        Overview. Net income for the nine months ended September 30, 1998 increased to $1,026,000, or $0.32 per diluted share, from $562,000, or $0.28 per diluted share, for the same period of 1997. Higher net income was primarily due to a $977,000 increase in net interest and dividend income, partially offset by increases of $332,000 in the provision for income taxes, $147,000 in noninterest expenses and $91,000 in the provision for loan losses. The reasons for the changes in the provision for loan losses and income taxes as well as noninterest expenses are essentially the same as those discussed in the comparison of the quarters ended September 30, 1998 and 1997.

        Net Interest and Dividend Income. The table that follows sets forth information similar to the table on page 15 for the nine-month periods.


----------------------------------------------------------------------------------------------------------------
                                                                  For the Nine Months Ended
                                                                  -------------------------
                                                   September 30, 1998                   September 30, 1997
                                                   ------------------                   ------------------
                                             Average    Interest      Yield/     Average     Interest    Yield/
($ in thousands)                             Balance    Inc./Exp.      Rate      Balance     Inc./Exp.    Rate
----------------------------------------------------------------------------------------------------------------
          Assets
Interest-earning assets:
Loans                                        $ 87,762   $  6,078       9.23%    $ 67,573    $  4,659      9.19%
Securities                                     66,577      3,075       6.16       40,184       1,845      6.12
Other interest-earning assets                   7,642        302       5.27        3,537         137      5.16
----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 161,981   $  9,455       7.78%     111,294    $  6,641      7.96%
----------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      7,678                              6,147
----------------------------------------------------------------------------------------------------------------
Total assets                                 $169,659                           $117,441
----------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand, money market and NOW deposits        $ 26,323   $    913       4.62%    $ 17,177    $    574      4.46%
Savings deposits                               15,703        572       4.86        8,269         302      4.87
Time deposits                                 101,193      4,352       5.73       77,338       3,291      5.67
                                              ----------------------------------------------------------------
Total deposits accounts                       143,219      5,837       5.43      102,784       4,167      5.41
                                              ----------------------------------------------------------------
Convertible debentures and other
    borrowed funds                              2,645        168       8.47           18           1      5.80
----------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            145,864   $  6,005       5.49%     102,802    $  4,168      5.41%
----------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities                 5,527                              4,630
Stockholders' equity                           18,268                             10,009
----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $169,659                           $117,441
----------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                 $  3,450       2.29%                $  2,473      2.55%
----------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 16,117                  2.84%    $  8,492                  2.96%
----------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
to total interest-bearing liabilities            1.11x                              1.08x
----------------------------------------------------------------------------------------------------------------


        Net interest and dividend income increased to $3,450,000 in the nine-month period ended September 30, 1998, from $2,473,000 in the same period of 1997. The increase was due to a higher level of net interest-earning assets, partially offset by a decline in the net interest margin. The reasons for these changes are essentially the same as those discussed in the comparison of the quarters ended September 30, 1998 and 1997.

        The table that follows sets forth information similar to the table on page 16 for the nine-month periods.

-----------------------------------------------------------------------------------------------
                                        For the Nine Months Ended September 30, 1998 vs. 1997
                                        -----------------------------------------------------
                                           Increase (Decrease) Due to Change in:
                                           -------------------------------------
($ in thousands)                                    Rate    Volume  Rate/Volume Total
Interest-earning assets:
  Loans                                             $   20    $1,393   $    6    $1,419
  Securities                                            12     1,210        8     1,230
  Other interest-earning assets                          3       159        3       165
-----------------------------------------------------------------------------------------------
Total interest-earning assets                           35     2,762       17     2,814
-----------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Demand, money market and NOW deposits                   21       306       12       339
Savings deposits                                        (1)      272       (1)      270
Time deposits                                           35     1,014       12     1,061
                                                    -------------------------------------------
Total deposits accounts                                 55     1,592       23     1,670
Convertible debentures and other borrowed funds         --       114       53       167
-----------------------------------------------------------------------------------------------
Total interest-bearing liabilities                      55     1,706       76     1,837
-----------------------------------------------------------------------------------------------
Net change in interest and dividend income          $  (20)   $1,056   $  (59)   $  977
-----------------------------------------------------------------------------------------------


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
        Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds
(a)     Not Applicable
(b)     Not Applicable
(c)     Not Applicable
(d)     Not Applicable

ITEM 3.  Defaults Upon Senior Securities
        Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
        Not Applicable

ITEM 5.  Other Information
        Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index (numbered in accordance with Item 601 of Regulation S-B) 27- Financial Data Schedule (For SEC Purposes only)

(b) No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY



Date:  November 9, 1998       By:    /s/ Lowell S. Dansker
                                     -------------------------------------------
                                     Lowell S. Dansker, President and Treasurer
                                     (Chief Financial Officer)


Date:  November 9, 1998       By:    /s/ Lawrence G. Bergman
                                     -------------------------------------------
                                     Lawrence G. Bergman,  Vice President
                                     and Secretary