Form 10KSB
period 1998-12-31
INTERVEST BANCSHARES CORP
filed 1999-03-05
CIK 927807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                            -----------------

                        Commission File Number 000-23377

                        INTERVEST BANCSHARES CORPORATION
       (Exact name of small business issuer as specified in its charter)

                  Delaware                               13-3699013
                  --------                               ----------
               (State or other                         (I.R.S. employer
         jurisdiction of incorporation)               identification no.)


                        10 Rockefeller Plaza, Suite 1015
                         New York, New York 10020-1903
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (212) 218-2800
                ------------------------------------------------
                (Issuer's telephone number, including area code)


                Securities registered pursuant to Section 12(b)
                     of the Securities Exchange Act of 1934



                                      None
                                ----------------
                                (Title of class)



                Securities registered pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934



                Class A Common Stock, par value $1.00 per share
                -----------------------------------------------
                                (Title of class)


Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes XX No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [X]

The Issuer's total interest income and total other income for its most recent fiscal year was $12,934,000 and $349,000, respectively.

The aggregate market value of 1,190,121 shares of the Issuer's Class A Common stock on February 16, 1999, which excludes 994,904 shares held by affiliates as a group, was $11,306,150. This value is based on the average bid and ask prices of $9.50 per share on February 16, 1999 of the Issuer's Class A common stock on the NASDAQ Small Cap Market.

As of February 16, 1999, there were 2,185,025 shares of the Issuer's Class A
common  stock  and  305,000   shares  of  the  Issuer's  Class  B  common  stock
outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference to Part III of this Form 10-KSB.

                Intervest Bancshares Corporation and Subsidiary

                       1998 ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS


PART I
                                                                         Page
Item 1  Description of Business ....................................      1

Item 2  Description of Properties ..................................     11

Item 3  Legal Proceedings ..........................................     11

Item 4  Submission of Matters to Vote of Security Holders ..........     11


PART II

Item 5  Market for Common Equity and Related Stockholder Matters ...     11

Item 6  Management's Discussion and Analysis or Plan of Operation ..     13

Item 7  Financial Statements and Supplementary Data ................     30

Item 8  Changes In and Disagreements with Accountants on
        Accounting and Financial Disclosure ........................     57


PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act .........     57

Item 10  Executive Compensation ....................................     59

Item 11  Security Ownership of Certain Beneficial Owners and Management  59

Item 12  Certain Relationships and Related Transactions ............     59

Item 13  Exhibits, Lists and Reports on Form 8-K ...................     60

Signatures .........................................................     61

                                     PART I
Item 1. Description of Business

                                    General

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

The Company is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-KSB that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions, the development of an interest rate environment that may adversely affect the Company's interest rate spread, other income or cash flow anticipated from the Company's operations, investment and lending activities; and changes in laws and regulations affecting banks and bank holding companies.

Intervest Bancshares Corporation
--------------------------------

Intervest Bancshares Corporation is a registered bank holding company (the "Holding Company") incorporated in 1993 under the laws of the State of Delaware. Its principal office is located at 10 Rockefeller Plaza, Suite 1015, New York, New York 10020, and its telephone number is 212-218-2800. The Holding Company's Class A common stock was approved for listing on the NASDAQ SmallCap Market (Symbol: IBCA) in November 1997. Prior to then, there had been no established trading market for the securities of the Holding Company. At December 31, 1998, the Holding Company owned 99.78% of the outstanding common and 100% of the outstanding preferred stock of Intervest Bank (the "Bank"). Hereafter, the Holding Company and the Bank are referred to collectively as the "Company," on a consolidated basis. The Company's results of operations are primarily dependent upon the Bank's results of operations.

At December 31, 1998, the Company had total assets of $200,522,000, deposits of $170,467,000, convertible debentures of $7,000,000 and stockholders' equity of $19,544,000, compared to total assets of $150,755,000, deposits of $131,167,000 and stockholders' equity of $17,620,000 at year-end 1997.

The Holding Company's primary business is the operation of the Bank. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. In 1998, the Holding Company also sold convertible debentures that raised funds for working capital purposes. At December 31, 1998, the Holding Company had total assets of $27,143,000, convertible debentures of $7,000,000 and stockholders' equity of $19,544,000, compared to total assets of $17,675,000 and stockholders' equity of $17,620,000 at December 31, 1997.

In December 1998, the Office of the Comptroller of the Currency granted preliminary approval of the Holding Company's application to form a new nationally-chartered commercial bank. The new bank will be called "Intervest National Bank" and will have its headquarters, which is also a full service branch, located at One Rockefeller Plaza in Manhattan, New York. The new bank will be a member of the Federal Reserve Banking system and its deposits will be insured by the Federal Deposit Insurance Corporation (the "FDIC"). Intervest National Bank will provide full banking services and is anticipated to open for business in the spring of 1999.

Intervest Bank
--------------

The Bank is a Florida state-chartered commercial bank that provides a wide range of banking services to small and middle-market businesses and individuals through its banking offices located in Pinellas County, Florida. The principal executive offices of the Bank are located at 625 Court Street, Clearwater, Florida 33756. In addition, the Bank has four branches; three in Clearwater, Florida and one in South Pasadena, Florida.

At December 31, 1998, the Bank had total assets of $184,460,000, deposits of $170,467,000 and stockholders' equity of $11,104,000, compared to total assets of $142,480,000, deposits of $131,167,000 and stockholders' equity of $9,420,000 at December 31, 1997.

The Bank is subject to examination and regulation by the Federal Reserve Board (the "FRB") and its deposits are insured by the FDIC to the extent permitted by law. The Bank is also subject to the supervision of and examination by the Florida Department of Banking and Finance. The Bank conducts a personalized commercial and consumer banking business, which consists of attracting deposits from the areas served by its banking offices. Those deposits, together with funds derived from other sources, are used to originate a variety of commercial, consumer and real estate loans and to purchase investment securities. Commercial loans include both collateralized and uncollateralized loans for: working capital (including inventory, receivables and business expansion); real estate acquisitions and improvements; and purchases of equipment and machinery. Consumer loans include collateralized and uncollateralized loans for financing automobiles, boats, home improvements and personal investments.

As is the case with banking institutions generally, the Bank's operations are significantly influenced by general economic conditions and by related monetary and fiscal policies of banking regulatory agencies, including the FRB, the FDIC and Florida Department of Banking and Finance. Deposit flows and the rates paid thereon are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of funds) and in the origination of loans.

The revenues of the Bank are primarily derived from interest on, and fees received in connection with, loans and from interest and dividends from securities and other short-term investments. The principal sources of funds for the Bank's lending activities are deposits, repayment of loans, maturities and calls of securities and cash flow generated from operating activities. The Bank's principal expenses are interest paid on deposits and operating and general administrative expenses.

                                  Market Area

The Bank's facilities are located in Pinellas County, which is the Bank's primary market area and is the most populous county in the Tampa Bay area of Florida with an estimated resident population of over 800,000 people. The area has many more seasonal residents. The "Tampa Bay" area is located on the West Coast of Florida, midway up the Florida peninsula. The major cities in the area are Tampa (Hillsborough County) and St. Petersburg and Clearwater (Pinellas County). The current population of the Tampa Bay area is estimated at over 2,000,000, which reflects significant population increases since 1970. Pinellas is the most densely populated county in Florida, with nearly 3,000 people per square mile. The average age of the population for the region is estimated at 45 years (as compared to 38 years for the State of Florida), which reflects the history of Pinellas County as a retirement area. Recent years have shown a slight drop in average age due to an increase in office and manufacturing employment opportunities. Clearwater is the county seat of Pinellas County and its second largest city, encompassing approximately 32 square miles with a population of about 100,000. The Bank's deposit gathering and lending markets are concentrated in the communities surrounding its offices in Clearwater and South Pasadena, Florida. Management believes that its offices are located in an area serving small and mid-sized businesses and serving middle and upper income residential communities.

The Holding Company's direct lending activities have, to date, been concentrated in the New York City metropolitan region. It also considers Connecticut, Florida, New Jersey, Pennsylvania and Washington D.C. as its primary lending market.

                                  Competition

The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies, as well as an increasing level of interstate banking, have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank's non-bank competitors are not subject to the same extensive Federal regulations that govern bank holding companies and Federally insured banks.

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community bank is better positioned to establish personalized relationships with both commercial customers and individual households. The Bank's community commitment and involvement in its primary market area, as well as its commitment to quality and personalized banking services are factors that contribute to the Bank's competitiveness. Management believes a locally-based bank is often perceived by the local business community as possessing a clearer understanding of local commerce and its needs. Consequently, management believes that the Bank can compete successfully in its primary market area by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability, although no assurances can be given that such factors will assure success. In addition, management believes a personalized service approach enables the Bank to attract and retain core deposits.

                                 Asset Quality

Management seeks to maintain a high level of asset quality. The Company seeks to maintain diversification when considering investments in securities and the originations of loans. In originating loans, emphasis is placed on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. Lending activities are conducted pursuant to written policies. Each loan officer has defined lending authority. Depending on their type and size, certain loans must be reviewed and approved by a Loan Committee comprised of certain members of the Board of Directors prior to being originated. As part of its loan portfolio management strategy, the Company typically limits its loans to a maximum of 80% of the value of the underlying real estate as determined by an appraisal. In addition, knowledgeable members of management make physical inspections of properties being considered for mortgage loans. Further, the Loan Committee concentrates its efforts and resources and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and ensure the existence and valuations of collateral. Management also has in place a review process with the objective of quickly identifying, evaluating and initiating necessary corrective actions for any problem loans. The goal of this loan review process is to address any classified loans as early as possible. Management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards. Management believes that its policies and procedures reduce the Company's exposure to the risks associated with a downturn in real estate values. However, there can be no assurance that a downturn in real estate values, as well as other economic factors, would not have an adverse impact on the Company's profitability.

At December 31, 1998 and 1997, the Bank did not have any nonperforming assets.

                               Lending Activities

The Company's lending activities include real estate loans and commercial and consumer loans. Real estate loans include primarily the origination of loans for commercial and multifamily properties. While the Company's lending activities include single-family residential mortgages, such lending has not been emphasized. Commercial loans are originated for working capital funding. Consumer loans include those for the purchase of automobiles, boats, home improvements and investments.

At December 31, 1998, the Company's loan portfolio amounted to $98,221,000, compared to $77,226,000 at December 31, 1997. At December 31, 1998 and 1997, the loan portfolio consisted predominantly of real estate mortgage loans.

Real Estate Mortgage Lending
----------------------------

The Company offers real estate loans secured by commercial and residential real estate. A substantial portion of the Company's loan portfolio is comprised of loans secured by commercial and multifamily real estate, including apartment buildings, office buildings and retail shopping centers. The properties are located mostly in the Company's primary market area.

Commercial and multifamily mortgage lending generally involves greater risk than 1-4 family residential lending. Such lending typically involves larger loan balances to single borrowers and repayment of loans secured by income producing properties is typically dependent upon the successful operation of the underlying real estate.

The Company's underwriting procedures require mortgage title insurance, hazard insurance and an appraisal of the property securing the loan to determine the property's adequacy as security. Loan-to-value ratios (the ratio that the original principal amount of the loan bears to the lower of the purchase price or appraised value of the property securing the loan at the time of origination) on new loans originated by the Company typically do not exceed 80%.

New mortgage loans on commercial real estate and multifamily properties are normally originated for terms of no more than 20 years with interest rates that are predominantly variable rate, based on a fixed margin mainly over the prime rate and the five-year constant maturity treasury index.

Commercial Lending
------------------

The Bank offers a variety of commercial loan services including term loans, lines of credit and equipment financing. Short-to-medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital needs (including those secured by inventory, receivables and other assets), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure. The Bank's commercial loans primarily are underwritten in its primary market area on the basis of the borrower's ability to service such debt from income. As a general practice, the Bank takes as collateral a lien on any available real estate, equipment, or other assets. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by longer-term assets.

Unlike 1-4 family residential mortgage loans, (which generally are made on the basis of the borrower's ability to make repayment from their employment and other income and which are collateralized by real property whose value tends to be more readily ascertainable) commercial loans typically are underwritten on the basis of the borrower's ability to make repayment from the cash flow of their business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

Consumer Lending
----------------

Consumer loans made by the Bank have included those for: the purchase of automobiles, recreation vehicles and boats; second mortgages; home improvements; home equity lines of credit; and personal loans (both collateralized and uncollateralized). Consumer loans typically have a short term and carry higher interest rates than that charged on other types of loans. In addition, consumer loans pose additional risks of collectability when compared to traditional types of loans granted by commercial banks such as residential mortgage loans. In many instances, the Bank is required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection.

Loan Solicitation and Processing
--------------------------------

Loan originations are derived from: direct solicitation by the Company's loan officers; existing customers and borrowers; advertising; walk-in customers; and referrals from brokers. Upon receipt of a loan application from a prospective borrower, the Company orders a credit report and other verifications to substantiate specific information relating to the applicant's employment income and credit standing. An appraisal, where required, of any real estate intended to collateralize the proposed loan is undertaken by an appraiser approved by the Company.

                         Security Investment Activities

The Bank's investment policy and strategy is reviewed and approved by the Board of Directors and its Investment Committee. The Bank has historically only purchased securities that are issued directly by the U.S. Government or one of its agencies. Accordingly, the Bank's investments in securities carry a significantly lower credit risk than its loan portfolio. To manage interest rate risk, the Bank normally purchases securities that have adjustable rates or securities with fixed rates that have short- to intermediate-maturity terms. The Holding Company normally invests its excess cash in short-term investments of three months or less. Securities held to maturity totaled $82,338,000 at December 31, 1998, compared to $58,821,000 at December 31, 1997.

                               Deposit Activities

Deposits are the major source of the Bank's funds for lending and other investment purposes. At December 31, 1998, deposit liabilities totaled $170,467,000, compared to $131,167,000 at December 31, 1997. The majority of deposit accounts are solicited from small business, professional firms and households located throughout the Bank's primary market area through the offering of a broad variety of deposit services. These services include: certificates of deposit (including "jumbo" certificates in denominations of $100,000 or more); individual retirement accounts ("IRAs"); other time deposits; checking and other demand deposit accounts; negotiable order of withdrawal (NOW) accounts, savings accounts and money market accounts. Transaction accounts and time deposits are tailored to the principal market area of the Bank at rates competitive to those in the area. In addition, the determination of rates and terms also considers the Bank's liquidity requirements, growth goals and Federal regulations. Maturity terms, service fees and withdrawal penalties are reviewed and established by the Bank on a periodic basis. The Bank also offers ATM services with access to local, state and national networks, wire transfers, direct deposit of payroll and social security checks and automated drafts for various accounts. In addition, the Bank offers safe deposit boxes to its customers. The Bank periodically reviews the scope of the banking products and services it offers so as to determine whether to add to or modify them, consistent with market opportunities and available resources.

                             Other Sources of Funds

The Bank, from time to time, obtains funds through the Federal funds market when such funds are available at attractive rates. Such funds were not emphasized in 1988 or 1997. In June 1998, the Holding Company sold $7,000,000 of convertible subordinated debentures for net proceeds of approximately $6,500,000. The proceeds are part of the Holding Company's working capital. For a further discussion of the convertible debentures, see page 25.

                                   Employees

At December 31 1998, the Company employed 32 full-time employees and 3 part-time employees. None of the employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

                           Federal and State Taxation

The Holding Company and the Bank file a consolidated Federal income tax return on a calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. Banks and bank holding companies are subject to Federal and state income taxes in the same manner as other corporations. In accordance with an income tax sharing agreement, income tax charges or credits are, for financial reporting purposes, allocated to the Holding Company and its subsidiary on the basis of their respective taxable income or loss included in the consolidated income tax return.

Although a bank's income tax liability is determined under provisions of the Internal Revenue Code of 1986, as amended (the "Code"), which is applicable to all taxpayers, Sections 581 through 597 of the Code apply specifically to financial institutions. The two primary areas in which the treatment of financial institutions differs from the treatment of other corporations under the Code are in the areas of bond gains and losses and bad debt deductions. Bond gains and losses generated from the sale or exchange of portfolio instruments are generally treated for financial institutions as ordinary gains and losses as opposed to capital gains and losses for other corporations, as the Code considers bond portfolios held by banks to be inventory in a trade or business rather than capital assets. Banks are allowed a statutory method for calculating a reserve for bad debt deductions. Based on the asset size of the bank, a bank is permitted to maintain a bad debt reserve calculated on an experience method, based on chargeoffs and recoveries for the current and preceding five years, or a "grandfathered" base year reserve, if larger.

The Holding Company files a state income tax return in New York and New Jersey and a franchise tax return in Delaware. The Bank files a state income tax return in Florida. Florida taxes banks under primarily the same provisions as other corporations. The Holding Company's activities, other than the bank operations, are taxable in the State of New York. Generally, New York State taxable income is calculated under applicable Code sections with some modifications required by state law.

                            Investment in Subsidiary

The following schedule sets forth information with respect to investments in, income from dividends, and equity in earnings of the Holding Company's consolidated subsidiary:

                                        At December 31, 1998          Holding Company's Share
($ in thousands)                 % of                 Equity in      of Earnings for the Years
                                 Voting    Total      Underlying         Ended December 31,
Subsidiary                       Stock  Investment    Net Assets     1998                  1997
----------                       -----  ----------    ----------     ----                  ----
Intervest Bank                   99.78%   $11,081      $11,081      $1,149                 $753

There were no dividends paid to the Holding Company by the Bank in 1998 or 1997.

                           Supervision and Regulation

Bank holding companies and banks are extensively regulated under both Federal and state laws and regulations that are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Holding Company and its subsidiary.

Bank Holding Company Regulation
-------------------------------

As a bank holding company  registered under the Bank Holding Company Act of 1956
(BHCA), the Holding Company is subject to the regulation and supervision of the FRB. The Holding Company is required to file with the FRB periodic reports and other information regarding its business operations and those of its subsidiary. Under the BHCA, the Holding Company's activities and those of its subsidiary are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiary or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

As a bank holding company, the Holding Company is required to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. The FRB also considers managerial, capital and other financial factors in acting on acquisition or merger applications. A bank holding company may not engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in any non-banking activity, unless such activity has been determined by the FRB to be closely related to banking or managing banks. The FRB has identified by regulation various non-banking activities in which a bank holding company may engage with notice to, or prior approval by, the FRB.

It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. In addition, the Federal regulatory agencies are authorized to prohibit a banking institution or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. Under FRB policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiaries and to commit resources to their support. Such support may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

The FRB monitors the capital adequacy of bank holding companies and has adopted risk-based capital adequacy guidelines to evaluate bank holding companies on a consolidated basis. The guidelines require a ratio of "Tier 1" or Core Capital (generally, common stockholders' equity, perpetual noncumulative, preferred stock and minority interests in consolidated subsidiaries, less goodwill, other disallowed intangibles and disallowed deferred tax assets, among other items) to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. At December 31, 1998, the Company's consolidated ratio of total capital to risk-weighted assets was 17.01% and its risk-based Tier 1 capital ratio was 15.75%.

The FRB also uses a leverage ratio to evaluate the capital adequacy of bank holding companies. The leverage ratio applicable to the Holding Company requires a ratio of Tier 1 capital to adjusted total average assets of not less than 3%, although most organizations are expected to maintain leverage ratios that are 100-200 basis points above this minimum ratio. The Holding Company's leverage ratio at December 31, 1998, was 72.35%. The Federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the FRB provide that concentration of credit risk and certain risk arising from nontraditional activities, as well as an institution's ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization's overall capital adequacy.

The FRB and the other Federal banking agencies have adopted amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the agency's determination of a banking institution's capital adequacy. The amendments require such institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.

Bank Regulation
---------------

The Bank is a state-chartered banking corporation subject to the supervision and regular examination by the FRB, the Florida Department of Banking and Finance and the FDIC. The operations of the Bank are subject to numerous statutes and regulations. Such statutes and regulations relate to required reserves against deposits, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of the Bank's operations. Various consumer laws and regulations also affect the operations of the Bank, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, and fair credit reporting. Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Holding Company or, with certain exceptions, other affiliates, on investments in the stock or other securities of national banks, and on the taking of such stock or securities as collateral. These regulations and restrictions may limit the Holding Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions, and the payment of dividends, interest and operating expenses. Further, the Bank is prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from the Bank or the Holding Company, and may not require the customer to promise not to obtain other services from a competitor as a condition to an extension of credit. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms (including interest rates and collateral) as, and following credit underwriting procedures that are not less stringent than those prevailing at the time for, comparable transactions with persons not covered above and who are not employees and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. In addition, extensions of credit to such persons beyond limits set by FRB regulations must be approved by the Board of Directors. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank or the imposition of a cease and desist order.

Applicable law provides the Federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." The Federal banking agencies have issued uniform regulations defining such capital levels. Under the regulations, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater,
(ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank is considered (a) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capitalized ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1); (b) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based Capital ratio of less than 3% or (iii) a leverage ratio of less than 3%, and (c) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%.

At December 31, 1998 and 1997, the Bank met the definition of a well-capitalized institution.

The deposits of the Bank are insured by the FDIC through the Bank Insurance Fund (the "BIF") to the extent provided by law. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and $0.27 per $100 of eligible deposits, depending upon the institutions capital position and other supervisory factors. Congress has enacted legislation that, among other things, provides for assessments against BIF insured institutions that will be used to pay certain financing corporation ("FICO") obligations. In addition to any BIF insurance assessments, BIF-insured banks are expected to make payments for the FICO obligations equal to an estimated $0.0129 per $100 of eligible deposits each year during 1997 through 1999 and an estimated $0.024 per $100 of eligible deposits thereafter.

Regulations promulgated by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Banking Law") place limitations on the ability of certain insured depository institutions to accept, renew or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other depository institutions having the same type of charter in such depository institutions normal market area. Under these regulations, well-capitalized institutions may accept, renew or rollover such deposits without restriction, while adequately capitalized institutions may accept, renew or rollover such deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates). Undercapitalized institutions may not accept, renew or rollover such deposits.

The Bank is subject to Sections 23A and 23B of the Federal Reserve Act, which governs certain transactions, such as loans, extensions of credit, investments and purchases of assets between member banks and their affiliates, including their parent holding companies. These restrictions limit the transfer of funds to the Holding Company, as defined in the statute, in the form of loans, extensions of credit, investment or purchases of assets ("Transfers"), and they require that the Bank's transactions with the Holding Company be on terms no less favorable to the Bank than comparable transaction between the Bank and unrelated third parties. Transfers by the Bank to the Holding Company are limited in amount to 10% of the Bank's capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of the Bank's capital and surplus. Furthermore, such loans and extensions of credit are also subject to various collateral requirements.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of Default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. The Federal Community Reinvestment Act of 1977 ("CRA"), among other things, allows regulators to withhold approval of an acquisition or the establishment of a branch unless the applicant has performed satisfactorily under the CRA. Satisfactory performance means adequately meeting the credit needs of the communities the institution serves, including low and moderate income areas. The applicable Federal regulators now regularly conduct CRA examinations to assess the performance of financial institutions. The Bank has received a "satisfactory" rating in its most recent CRA examination.

The Federal regulators have adopted regulations and examination procedures promoting the safety and soundness of individual institutions by specifically addressing, among other things: (i) internal controls; information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; (vi) ratio of classified assets to capital; (vii) minimum earnings; and (viii) compensation and benefits standards for management officials.

The laws and regulations affecting banks and bank holding companies are continually being reviewed and revised. The rules of the regulatory agencies in this area have changed significantly over recent years and there is reason to expect that similar changes will continue in the future. It is difficult to predict the outcome of these changes.

The FRB and the other Federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, and impose substantial fines and other civil and criminal penalties and appoint a conservative or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Holding Company or its banking subsidiary, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially civil monetary penalties. In addition, the Florida Department of Banking and Finance possesses certain enumerated enforcement powers to address violations of the Florida State Law by state-chartered banks and to preserve safety and soundness, including, in the most severe cases, the authority to take possession of a state bank.

Monetary Policy and Economic Control
------------------------------------

The commercial banking business in which the Company engages is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks' deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of these agencies are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company cannot be predicted.

Item 2. Description of Properties

The office of the Holding Company is located at 10 Rockefeller Plaza, New York, N.Y, 10020. The Bank maintains its principal office at 625 Court Street, Clearwater, Florida, 33756. In addition, the Bank operates four branch offices; three of which are in Clearwater, Florida, at 1875 Belcher Road North, 2175 Nursery Road and 2575 Ulmerton Road, and one is at 6750 Gulfport Blvd, South Pasadena, Florida. With the exception of the Belcher Road office, which is leased through June 2007, all of the offices are owned by the Bank. The office at 625 Court Street consists of a two-story building containing approximately 22,000 sq. ft. The Bank occupies the ground floor (approximately 8,500 sq. ft.) and leases the 2nd floor to a single commercial tenant. The branch office at 1875 Belcher Road is a two-story building in which the Bank leases approximately 5,100 sq. ft. on the ground floor. The branch office at 2175 Nursery Road is a one-story building containing approximately 2,700 sq. ft., which is entirely occupied by the Bank. The branch office at 2575 Ulmerton Road is a three-story building containing approximately 17,000 sq. ft. The Bank occupies the ground floor (approximately 2,500 sq. ft.) and leases the upper floors to commercial tenants. The branch office at 6750 Gulfport Blvd. is a one-story building containing approximately 2,800 sq. ft., which is entirely occupied by the Bank. In addition, each of the Bank's offices include drive-through teller facilities.

Subject to final regulatory approval to commence operations, Intervest National Bank's main office will be located on the third floor of One Rockefeller Plaza in New York City, N.Y. The office consists of approximately 7,000 sq. ft. and has been leased through May 2008. See page 1 under the heading "Intervest Bancshares Corporation" for a further discussion of Intervest National Bank.


Item 3.  Legal Proceedings

The Company is periodically party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing real property loans, and other issues incident to the Company's business. Management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1998, to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

                             Market for Securities

The Holding Company's Class A common stock was approved for listing on the NASDAQ SmallCap Market (Symbol: IBCA) in November 1997. Prior to then, there had been no established public trading market for the securities of the Holding Company. At December 31, 1998, there were approximately 700 holders of record of the Holding Company's Class A common stock, which includes persons or entities who hold their stock in nominee form or "street name" through various brokerage firms. At December 31, 1998, there were three holders of record of Class B common stock. There is no public-trading market for the Class B common stock.

The high and low sale price for the Class A common stock by calendar quarter for 1998 are as follows:


                     High      Low
--------------------------------------------------------------------------------
First quarter       $15.25    $11.00
Second quarter      $16.00    $11.25
Third quarter       $13.00    $ 8.25
Fourth quarter      $10.00    $ 8.00
--------------------------------------------------------------------------------

The high and low sale price for the Class A common stock during the period from November 25, 1997, when trading commenced, through December 31, 1997 were $12.25 and $11.50, respectively. The aforementioned prices were obtained from Nasdaq, which reflect inter-dealer quotations that do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                   Dividends

Holders of the Holding Company's Class A common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore. No dividends may be declared or paid with respect to shares of Class B common stock until January 1, 2000. The Holding Company has not paid any cash dividends on its capital stock and there is no immediate prospect or contemplation of the payment of dividends on its stock. The Holding Company's ability to pay dividends is generally limited to earnings from the prior year, although retained earnings and dividends from its subsidiary to the Holding
Company may also be used to pay dividends under certain circumstances. The primary source of funds for dividends payable by the Holding Company to its shareholders is the dividends payable to it by the Bank.

The payment of dividends by the Bank is subject to a determination by the Bank's Board of Directors and is dependent upon a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax considerations of the Bank and the Holding Company, the number of outstanding shares of stock, and general economic conditions. There are various legal limitations with respect to the Bank's financing or otherwise supplying funds to the Holding Company. In particular, under Federal banking law, the Bank may not declare a dividend that exceeds undivided profits. In addition, the approval of the FRB as well as the Florida Department of Banking and Finance, is required if the total amount of all dividends declared in any calendar year exceeds the Bank's net profits, as defined, for that year, combined with its retained net profits for the proceeding two years. The FRB also has the authority to limit further the payment of dividends by the Bank under certain circumstances. In addition, Federal banking laws prohibit or restrict the Bank from extending credit to the Holding Company under certain circumstances. The FRB not only has established certain financial and capital requirements that affect the ability of banks to pay dividends, but it has also the general authority to prohibit banks from engaging in an unsafe or unsound practice in conducting business. Depending upon the financial condition of the Bank, the payment of cash dividends could be deemed to constitute such an unsafe or unsound practice.

The FRB and Florida Department of Banking and Finance have publicly stated their view that it is generally an unsafe and unsound practice to pay cash dividends except out of current operating earnings. Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such bank. Consistent with this policy, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not pay cash dividends unless the available net earnings of the bank holding company is sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the Company's capital needs, asset quality and overall financial condition.

The ability of the Bank and the Holding Company to pay cash dividends is currently, and in the future could be further influenced by regulatory policies or agreements and by capital guidelines. Accordingly, the actual amount, if any, and timing of future dividends will depend on, among other things, future earnings, the financial condition of the Bank and the Holding Company, the amount of cash on hand at the Holding Company level, outstanding debt obligations and the requirements imposed by regulatory authorities.

Item 6.   Management's Discussion and Analysis or Plan of Operation

                            Selected Financial Data

The following table presents selected consolidated financial data for the Company. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and the Notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

-------------------------------------------------------------------------------------------------------------

                                                           At or For The Year Ended December 31,
                                                           -------------------------------------
($ in thousands, except per share amounts)     1998          1997          1996          1995           1994
-------------------------------------------------------------------------------------------------------------
Financial Condition Data:
Total assets                               $  200,522    $  150,755    $  105,196    $   68,942    $   40,117
Cash and cash equivalents                      13,472         9,176         6,320         8,551         6,088
Loans receivable, net of deferred fees         97,736        76,825        60,310        37,058        22,754
Securities, net                                82,338        58,821        34,507        19,630         8,638
Deposits                                      170,467       131,167        93,447        58,601        30,092
Convertible debentures                          7,000          --            --            --            --
Stockholders' equity                           19,544        17,620         9,747         9,189         8,884
Nonaccrual loans                                 --            --            --            --             101
Allowance for loan loss reserves                1,662         1,173           811           593           369
Loan chargeoffs                                  --            --              65            30            16
Loan recoveries                                    10            10            33            21            10
-------------------------------------------------------------------------------------------------------------
Operations Data:
Interest and dividend income               $   12,934    $    9,347    $    6,381    $    4,190    $    2,158
Interest expense                                8,297         5,894         3,745         2,225           803
                                           ------------------------------------------------------------------
Net interest and dividend income                4,637         3,453         2,636         1,965         1,355
Provision for loan loss reserves                  479           352           250           233           124
                                           ------------------------------------------------------------------
Net interest and dividend income after
     provision for loan loss reserves           4,158         3,101         2,386         1,732         1,231
Other noninterest income                          349           136           106            89           112
Other noninterest expenses                      2,133         1,906         1,551         1,415         1,054
                                           ------------------------------------------------------------------
Earnings before income taxes                    2,374         1,331           941           406           289
Provision for income taxes                        939           487           383           136           108
                                           ------------------------------------------------------------------
Net earnings                               $    1,435    $      844    $      558    $      270    $      181
-------------------------------------------------------------------------------------------------------------
Per Share Data:
Basic earnings per share                   $     0.58    $     0.49    $     0.34    $     0.16    $     0.11
Diluted earnings per share                       0.46          0.41          0.34          0.16          0.11
Common book value per share                      7.87          7.27          5.91          5.57          5.38
Dividends per share                              --            --            --            --            --
-------------------------------------------------------------------------------------------------------------
Other Data and Ratios:
Common shares outstanding                   2,484,515     2,424,415     1,650,000     1,650,000     1,650,000
Average common shares used to calculate:
     Basic earnings per share               2,457,113     1,712,292     1,650,000     1,650,000     1,650,000
     Diluted earnings per share             3,473,516     2,072,459     1,650,000     1,650,000     1,650,000
Adjusted net earnings for diluted
   earnings per share                      $    1,607    $      844    $      558    $      270    $      181
Full-service banking offices                        5             5             4             4             1
Return on average assets                         0.81%         0.68%         0.67%         0.51%         0.58%
Return on average equity                         7.74%         7.53%         5.91%         3.01%         2.46%
Stockholders' equity to total assets             9.75%        11.69%         9.27%        13.32%        22.15%
-------------------------------------------------------------------------------------------------------------

                                    General

Management's discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the Consolidated Financial Statements and Notes thereto beginning on page 33.

Intervest Bancshares Corporation's principal assets are its 99.87% and 100% ownership interest in Intervest Bank's outstanding common and preferred stock, respectively. Intervest Bancshares Corporation (the "Holding Company") and Intervest Bank (the "Bank") are referred to collectively as the "Company," on a consolidated basis. The Holding Company's primary business is the operation of the Bank and it does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. As a result, the Company's results of operations are primarily dependent upon the Bank's results of operations. The Bank conducts a commercial banking business, which consists of attracting deposits from the general public and investing those funds, together with other source of funds, through the origination of commercial and residential real estate loans, commercial and consumer loans, and the purchase of security investments.

The Company's profitability depends primarily on net interest income, which is the difference between interest income generated from its interest-earning assets less the interest expense incurred on interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest-rate earned and paid on these balances. Net interest income is dependent upon the interest-rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, the Company's profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan loss reserves, and its effective income tax rate. Noninterest income consists primarily of loan and other banking fees. Noninterest expense consists of compensation and benefits, occupancy and equipment related expenses, data processing expenses, deposit insurance premiums, and other operating expenses. The Company's profitability is also significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

In November 1997, the Holding Company completed a public offering of 747,500 Units for gross proceeds of $7,475,000 (the "1997 Offering"). Each Unit consisted of one share of the Holding Company's Class A common stock and one warrant to purchase an additional share of Class A common stock. In connection with the 1997 Offering, the Holding Company also issued warrants related to shares of Class A common stock to the underwriter and participating broker/dealers.

In June 1998, the Holding Company completed the sale of Convertible Subordinated Debentures (the iDebenturesi) in the principal amount of $7,000,000, for net proceeds of approximately $6,500,000. The Debentures are due July 1, 2008 and are convertible at the option of the holders at any time prior to April 1, 2008 into shares of Class A common stock at various conversion prices. The Holding Company can also redeem the Debentures at any time prior to maturity at various redemption prices, including the payment of all accrued interest. Interest on the Debentures accrues and compounds each calendar quarter at 8%. All accrued interest is payable at the maturity of the Debentures whether by acceleration, redemption or otherwise. Any Debenture holder may, on or before July 1 of each year commencing July 1, 2003, elect to be paid all accrued interest and to thereafter receive payments of interest quarterly.

In December 1998, the Office of the Comptroller of the Currency granted preliminary approval of the Holding Company's application to establish a new nationally-chartered commercial bank. The new bank will be called "Intervest National Bank" and will be located at One Rockefeller Plaza in New York City. The new bank will be a member of the Federal Reserve Banking system and its deposits will be insured by the Federal Deposit Insurance Corporation. Intervest National Bank will provide full banking services and is anticipated to open for business in the spring of 1999.

At December 31, 1998, the Company had total assets of $200,522,000, deposits of $170,467,000, convertible debentures of $7,000,000 and stockholders' equity of $19,544,000. The Company's net earnings increased 70% to $1,435,000 in 1998, from $844,000 in 1997. Return on average assets amounted to 0.81% in 1998, up from 0.68% in 1997. Return on average equity amounted to 7.74% for 1998, also up from 7.53% in 1997. Asset quality continued to remain strong as there were no loans on a nonaccrual or impaired status at December 31, 1998 or 1997. Book value per common share rose to $7.87 at December 31, 1998, from $7.27 a year ago. At December 31, 1998 and 1997, the Bank exceeded all regulatory capital requirements for designation as a well-capitalized institution.

                             Results of Operations

Comparison of the Years Ended December 31, 1998 and 1997.

General
-------

The Company earned $1,435,000 for the year ended December 31, 1998, compared to $844,000 in 1997. On a diluted per share basis, net earnings were $0.46 for 1998, compared to $0.41 for 1997. (The computation of earnings per share for 1998 included a higher average number of common shares resulting from the public offering of Class A common stock in November 1997 and an increase in potentially dilutive common stock warrants and convertible debentures outstanding.)

The  increase in net  earnings  was  primarily  due to higher net  interest  and dividend income resulting from growth in interest-earning assets. This improvement was partially offset by increases in the provisions for income taxes and loan loss reserves, and higher operating expenses.

Net Interest and Dividend Income
--------------------------------

Net interest and dividend income is the Company's largest source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates. The Company's net interest and dividend income increased to $4,637,000 in 1998, from $3,453,000 in 1997. The increase was due to growth in interest-earning assets, partially offset by a decline in the net interest margin from 2.92% in 1997 to 2.75% in 1998.

The decline in the margin was a function of a lower interest rate spread caused by a decline in the yield on the Company's earning assets and an increase in its cost of funds. The yield on earning assets declined by 22 basis points largely due to a decline in the yield on the loan portfolio as well as an increase in securities and short-term investments. Securities and short-term investments have a lower yield than the Company's loan portfolio. The Company's cost of funds increased by 4 basis points due to higher-cost funds obtained through sale of the Debentures, partially offset by a slight decline in the average cost for deposit accounts.

The effect of the decrease in the interest rate spread described above was partially offset by an increase of $7,007,000 in net average interest-earning assets. This increase was largely due to the investment of the proceeds from the issuance of common stock as well as the reinvestment of earnings generated from operations.

The table that follows sets forth information on the Company's average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 1998 and 1997. The yields and rates shown are based on a computation of income/expense for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Certain yields and rates shown are adjusted for related fee income or expense. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.


                                                            For the Year Ended December 31,
                                                            -------------------------------
                                                          1998                             1997
                                              -----------------------------   ------------------------------
                                              Average   Interest      Yield/  Average    Interest      Yield/
($ in thousands)                              Balance   Inc./Exp.      Rate   Balance    Inc./Exp.      Rate
----------------                              -------   ---------      ----   -------    ---------      ----
          Assets
Interest-earning assets:
  Loans                                      $ 90,470   $  8,278       9.15% $ 68,711    $  6,415      9.34%
  Securities                                   69,508      4,224       6.08    42,763       2,632      6.15
  Other interest-earning assets                 8,344        432       5.18     6,913         300      4.34
-------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 168,322   $ 12,934       7.68%  118,387    $  9,347      7.90%
-------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      8,395                           6,619
-------------------------------------------------------------------------------------------------------------
Total assets                                 $176,717                        $125,006
-------------------------------------------------------------------------------------------------------------

      Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Demand, money market and NOW deposits      $ 28,756   $  1,324       4.60%  $ 18,087    $    816      4.51%
  Savings deposits                             17,210        832       4.83      9,128         446      4.89
  Time deposits                               101,547      5,821       5.73     81,149       4,631      5.71
-------------------------------------------------------------------------------------------------------------
  Total deposit accounts                      147,513      7,977       5.41    108,364       5,893      5.44
-------------------------------------------------------------------------------------------------------------
  Federal funds purchased                          20          1       5.00         18           1      5.56
  Convertible debentures                        3,777        319       8.45       --          --         --
-------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            151,310   $  8,297       5.48%   108,382    $  5,894      5.44%
-------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                    3,096                            2,325
Noninterest-bearing liabilities                 3,782                            3,088
Stockholders' equity                           18,529                           11,211
-------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $176,717                         $125,006
-------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                 $  4,637       2.20%              $  3,453      2.46%
-------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 17,012                  2.75%  $ 10,005                  2.92%
-------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
to total interest-bearing liabilities           1.11x                            1.09x
-------------------------------------------------------------------------------------------------------------

The table below provides information regarding changes in interest and dividend income and interest expense. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).


                                   For the Year Ended December 31, 1998 vs. 1997
                                   ---------------------------------------------
                                           Increase (Decrease) Due To Change In:
                                           -------------------------------------
($ in thousands)                               Rate    Volume  Rate/Volume Total
--------------------------------------------------------------------------------
Interest-earning assets:
  Loans                                      $ (131)   $2,032   $  (38)   $1,863
  Securities                                    (30)    1,645      (23)    1,592
  Other interest-earning assets                  58        62       12       132
--------------------------------------------------------------------------------
Total interest-earning assets                  (103)    3,739      (49)    3,587
--------------------------------------------------------------------------------
Interest-bearing liabilities:
  Demand, money market and NOW deposits          16       481       11       508
  Savings deposits                               (5)      395       (4)      386
  Time deposits                                  16     1,165        9     1,190
                                               ---------------------------------
  Total deposit accounts                         27     2,041       16     2.084
                                               ---------------------------------
  Federal funds purchased                      --        --         --        --
  Convertible debentures                       --        --        319       319
--------------------------------------------------------------------------------
Total interest-bearing liabilities               27     2,041      335     2,403
--------------------------------------------------------------------------------
Net change in interest and dividend income   $ (130)   $1,698   $ (384)   $1,184
--------------------------------------------------------------------------------

Provision for Loan Loss Reserves
--------------------------------

The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves. The provision amounted to $479,000 in 1998, compared to $352,000 in 1997. The increase reflected a higher level of outstanding loans as well as management's intent to maintain the allowance at a level it believes to be adequate. At December 31, 1998 and 1997, the Company did not have any nonaccrual or impaired loans.

Noninterest Income
------------------

Total noninterest income increased to $349,000 in 1998, from $136,000 in 1997. The increase primarily reflected an increase in service charge fee income as well as a higher level of loan prepayment fees.

Noninterest Expenses
--------------------

Noninterest expenses increased to $2,133,000 in 1998, from $1,906,000 in 1997. The increase was largely due to higher salaries and employee benefits, as well as an increase in professional fees and services, resulting primarily from the Company's growth, need for additional staff and normal merit increases.

Provision for Income Taxes
--------------------------

The provision for income taxes increased to $939,000 in 1998, from $487,000 in 1997, largely due to higher pre-tax earnings. The Company's effective tax rate (inclusive of state and local taxes) amounted to 39.6% in 1998, compared to 36.6% in 1997. The higher rate for 1998 reflects an increase in the earnings of the Holding Company, which has a higher state income tax rate than the Bank.


Comparison of the Years Ended December 31, 1997 and 1996.

General
-------

Net earnings for the year ended December 31, 1997 were $844,000, compared to $558,000 for the year ended December 31, 1996. On a diluted per share basis, net earnings was $0.41 for 1997, compared to $0.34 for 1996. The increase in the Company's net earnings was primarily due to higher net interest and dividend income, partially offset by increases in noninterest expenses, the provision for income taxes and provision for loan loss reserves.

Net Interest and Dividend Income
--------------------------------

Net interest and dividend income increased to $3,453,000 in 1997, from $2,636,000 in 1996. The increase was due to growth in the Company's interest-earning assets, partially offset by a lower net interest margin. The lower margin was a function of a lower yield on earning assets, an increase in deposit rates and a decline in the ratio of interest-earning assets to interest-bearing liabilities. The yield on earning assets declined by 12 basis points primarily due to a lower yield earned on loans and an increase in securities and short-term investments. The cost of funds increased slightly by 4 basis points due to higher rates paid on deposits.

The table that follows sets forth information on the Company's average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 1997 and 1996. The yields and rates shown are based on a computation of interest income/expense for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Certain yields and rates shown are adjusted for related fee income or expense. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.


                                                              For the Year Ended December 31,
                                                              -------------------------------
                                                            1997                            1996
                                                ------------------------------- ----------------------------------
                                                Average   Interest       Yield/   Average   Interest      Yield/
($ in thousands)                                Balance   Inc./Exp.      Rate     Balance   Inc./Exp.     Rate
------------------------------------------------------------------------------------------------------------------
                              Assets
Interest-earning assets:
  Loans                                        $ 68,711   $  6,415       9.34%  $ 49,266    $  4,624      9.39%
  Securities                                     42,763      2,632       6.15     25,577       1,514      5.92
  Other interest-earning assets                   6,913        300       4.34      4,730         243      5.14
------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                   118,387   $  9,347       7.90%    79,573    $  6,381      8.02%
------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                        6,619                            4,089
------------------------------------------------------------------------------------------------------------------
Total assets                                   $125,006                         $ 83,662
------------------------------------------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Demand, money market and NOW deposits        $ 18,087   $    816       4.51%  $  8,432    $    310      3.68%
  Savings deposits                                9,128        446       4.89      1,470          62      4.22
  Time deposits                                  81,149      4,631       5.71     59,437       3,371      5.67
                                               -------------------------------------------------------------------
  Total deposit accounts                        108,364      5,893       5.44     69,339       3,743      5.40
  Federal funds purchased                            18          1       5.56         34           2      5.88
------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities              108,382   $  5,894       5.44%    69,373    $  3,745      5.40%
------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                      2,325                            2,709
Noninterest-bearing liabilities                   3,088                            2,131
Stockholders' equity                             11,211                            9,449
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity     $125,006                         $ 83,662
------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                   $  3,453       2.46%              $  2,636      2.62%
------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin             $ 10,005                  2.92%  $ 10,200                  3.31%
------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities           1.09x                                        1.15x
------------------------------------------------------------------------------------------------------------------




The table provides information regarding changes in interest and dividend income and interest expense. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).


                                               For the Year Ended December 31, 1997 vs. 1996
                                               ---------------------------------------------
                                               Increase (Decrease) Due To Change In:
                                               -------------------------------------
($ in thousands)                               Rate      Volume   Rate/Volume   Total
--------------------------------------------------------------------------------------
Interest-earning assets:
  Loans                                      $   (25)   $ 1,826    $   (10)   $ 1,791
  Securities                                      59      1,020         39      1,118
  Other interest-earning assets                  (38)       112        (17)        57
--------------------------------------------------------------------------------------
Total interest-earning assets                     (4)   $ 2,958         12    $ 2,966
--------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Demand, money market and NOW deposits           70    $   356         80    $   506
  Savings deposits                                10        323         51        384
  Time deposits                                   24      1,228          8      1,260
                                             -----------------------------------------
Total deposit accounts                           104      1,907        139      2,150
Federal funds purchased                           (2)        (2)         3         (1)
--------------------------------------------------------------------------------------
Total interest-bearing liabilities               102      1,905        142      2,149
--------------------------------------------------------------------------------------
Net change in interest and dividend income   $  (106)   $ 1,053    $  (130)   $   817
--------------------------------------------------------------------------------------

Provision for Loan Loss Reserves
--------------------------------

The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves. The provision increased from $250,000 for the year ended December 31, 1996, to $352,000 for the year ended December 31, 1997, reflecting growth in the Company's loan portfolio. At December 31, 1997, there were no nonperforming or impaired loans.

Noninterest Income and Noninterest Expenses
-------------------------------------------

Total noninterest income increased $30,000 to $136,000 in 1997, from $106,000 1996, reflecting increased fee income. Total noninterest expenses increased $355,000 to $1,906,000 for the year ended December 31, 1997, compared to $1,551,000 in 1996. The increase was primarily due to higher salaries and benefits and occupancy and equipment expense resulting from additional costs for the Bank's new branches and overall growth of the Company.

Provision for Income Taxes
--------------------------

In 1997, the provision for income taxes amounted to $487,000, an effective income tax rate of 36.6%, as compared to $383,000 and 40.7%, respectively, in 1996. In 1996, a greater portion of the consolidated earnings was generated by the Holding Company, which has a higher state income tax rate.

                              Financial Condition

Comparison of December 31, 1998 and December 31, 1997.

Overview
--------

Total assets increased from $150,755,000 at December 31, 1997, to $200,522,000 at December 31, 1998, reflecting a higher level of securities held to maturity, loans receivable and cash and cash equivalents. Total liabilities increased from $133,135,000 at December 31, 1997, to $180,978,000 at December 31, 1998,
reflecting an increase in deposit liabilities and the borrowing of funds through the sale of the Debentures. Stockholders' equity grew from $17,620,000 at December 31, 1997, to $19,544,000 at year-end 1998, reflecting an increase in retained earnings and additional common stock outstanding.

The Company's balance sheet was comprised of the following:


                                              At December 31, 1998      At December 31, 1997
                                              --------------------      --------------------
                                             Carrying      % of        Carrying      % of
($ in thousands)                               Value    Total Assets     Value     Total Assets
-----------------------------------------------------------------------------------------------
Cash and cash equivalents                    $ 13,472       6.7%       $  9,176       6.1%
Securities held to maturity, net               82,338      41.1          58,821      39.0
Loans receivable, net                          96,074      47.9          75,652      50.2
All other assets                                8,638       4.3           7,106       4.7
-----------------------------------------------------------------------------------------------
Total assets                                 $200,522     100.0%       $150,755     100.0%
-----------------------------------------------------------------------------------------------
Deposits                                     $170,467      85.0%       $131,167      87.0%
Convertible debentures                          7,000       3.5           --      --
All other liabilities                           3,511       1.8           1,968       1.3
-----------------------------------------------------------------------------------------------
Total liabilities                             180,978      90.3         133,135      88.3
-----------------------------------------------------------------------------------------------
Stockholders' equity                           19,544       9.7          17,620      11.7
-----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $200,522     100.0%       $150,755     100.0%
-----------------------------------------------------------------------------------------------


Securities
----------

The Company invests in securities after satisfying its liquidity objectives and lending commitments. The Company has historically only purchased securities that are issued by the U.S. government or one of its agencies. Accordingly, the Company's investments in securities carry lower yields, but also have a significantly lower credit risk than its loan portfolio. To manage interest rate risk, the Company normally purchases securities that have adjustable rates or securities with fixed rates that have short- to intermediate-maturity terms.

Securities for which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Securities held to maturity totaled $82,338,000 at December 31, 1998, compared to $58,821,000 at December 31, 1997. The increase reflected purchases of securities, partially offset by principal repayments and calls. The estimated fair value of the held-to-maturity portfolio was $82,173,000 at December 31, 1998 and $58,836,000 at December 31, 1997. At December 31, 1998, the securities portfolio consisted of fixed-rate debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank and Federal National Mortgage Association. The securities have terms that allow the issuer the right to call or prepay its obligation without prepayment penalty.

From time to time, the Bank may also maintain a securities available-for-sale account to provide flexibility in the management of asset/liability strategies. During 1998 and 1997, there were no securities classified as available for sale. The Company does not engage in trading activities.

The investment in the capital stock of the Federal Reserve Bank (FRB), which pays a dividend, is required in order to be a member of the Federal Reserve Banking System. The amount of the investment was $233,000 at December 31, 1998 and 1997.

Loans Receivable
----------------

Loans receivable, before the allowance for loan loss reserves, increased to $97,736,000 at December 31, 1998, from $76,825,000 at December 31, 1997, due to new originations of commercial real estate and multifamily loans, partially offset by principal repayments on the loan portfolio. The portfolio consisted of $28,944,000 of fixed-rate loans and $69,277,000 of adjustable-rate loans. At December 31, 1998 and 1997, the Company did not have any loans on a nonaccrual status or classified as impaired.

Almost all of of the loans in the Company's loan portfolio are collateralized by commercial real estate and multifamily properties. As of December 31, 1998, 94% of the loan portfolio was concentrated in loans collateralized by such properties, compared to 92% at December 31, 1997. Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.

Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions as well as the Company's underwriting standards. Economic conditions affect the income levels of borrowers and the market value of the underlying collateral. In addition, although commercial real estate and multifamily loans typically bear higher interest rates than 1-4 family residential loans, they entail certain risks not normally found in 1-4 family residential mortgage lending. Commercial real estate and multifamily loans usually involve larger loans to single borrowers. In addition, satisfactory payment experience on loans secured by income-producing properties (such as office buildings, shopping centers and rental and cooperative apartment buildings) is largely dependent on high levels of occupancy. Thus, these loans are more subject to adverse conditions in the real estate market and economy or specific conditions at or in the vicinity of the property's location.

The following table sets forth information concerning the Company's loan portfolio by type of loan:


                                          At December 31, 1998              At December 31, 1997
                                          --------------------              --------------------
($ in thousands)                  # of loans     Amount   % of Total # of loans Amount    % of Total
----------------------------------------------------------------------------------------------------
Commercial real estate loans             95    $ 68,828       70.1%      106   $ 64,270      83.2%
Residential multifamily loans            51      23,707       24.1        34      6,903       8.9
Residential 1-4 family loans             47       2,627        2.7        49      3,162       4.1
Construction loans                       --          --         --         1        158       0.2
Commercial loans                         49       2,875        2.9        49      2,641       3.4
Consumer loans                           17         184        0.2        13         92       0.2
----------------------------------------------------------------------------------------------------
Total gross loans receivable            259      98,221      100.0%      252     77,226     100.0%
----------------------------------------------------------------------------------------------------
Deferred loan fees                                 (485)                           (401)
Allowance for loan loss reserves                 (1,662)                         (1,173)
----------------------------------------------------------------------------------------------------
Loans receivable, net                          $ 96,074                        $ 75,652
----------------------------------------------------------------------------------------------------


The following table shows the scheduled contractual principal repayments by period of the Company's loan portfolio:

                           At December 31,
                           ---------------
($ in thousands)           1998      1997
-------------------------------------------
Within one year          $15,674   $ 8,383
Over one to five years    69,416    49,195
Over five years           13,131    19,648
-------------------------------------------
                         $98,221   $77,226
-------------------------------------------


At December 31, 1998, $56,551,000 of loans with adjustable rates and $25,996,000 of loans with fixed rates were due after one year.

The following table sets forth the activity in the loan portfolio:


                                             For the Year Ended December 31,
                                             -------------------------------
($ in thousands)                                    1998        1997
--------------------------------------------------------------------------------
Loans receivable, net, at beginning of year      $ 75,652    $ 59,499
  Loans originated                                 33,222      23,844
  Principal repayments                            (12,237)     (7,281)
  Recoveries                                           10          10
  Increase in unearned loan fees                      (84)        (58)
                                                 -------------------------------
  Net loan activity                                96,563      76,014
  Increase in allowance for loan loss reserves       (489)       (362)
--------------------------------------------------------------------------------
Loans receivable, net, at end of year            $ 96,074    $ 75,652
--------------------------------------------------------------------------------


Nonaccrual Loans
----------------

Generally, interest on loans is accrued and credited to income based upon the principal balance outstanding. The Company's policy is to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when in the opinion of the Company's management, principal or interest is not likely to be paid in accordance with the terms of the loan. Consumer installment loans are charged off after 90 days of delinquency unless they are adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed and charged against interest income. Subsequent payments received on loans in nonaccrual status are applied to the outstanding principal. During 1998 and 1997, the Company did not have any loans on a nonaccrual status.

Allowance for Loan Loss Reserves
--------------------------------

The allowance for loan loss reserves is established through a provision for loan loss reserves charged to operations. Loans are charged against the allowance for loan loss reserves when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The adequacy of the allowance is evaluated monthly or more frequently when necessary with consideration given to: the nature and volume of the loan portfolio; overall portfolio quality; loan concentrations; specific problem loans and commitments and estimates of fair value thereof; historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's perception of the current and anticipated economic conditions in the Company's lending region. Although management believes it uses the best information available to make determinations with respect to the allowance for loan loss reserves, future adjustments may be necessary if economic conditions, or other factors, differ from those assumed in the determination of the level of the allowance.

In addition, SFAS No. 114, as amended by SFAS No. 118, specifies the manner in which the portion of the allowance for loan loss reserves related to impaired loans is computed. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both full principal and interest due according to the contractual terms of the loan agreement. Impairment for larger balance loans such as commercial real estate and multifamily loans are required to be measured based on: the present value of expected future cash flows, discounted at the loan's effective interest rate; or the observable market price of the loan; or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance within the overall allowance for loan loss reserves and a charge through the provision for loan loss reserves. The Company normally charges off any portion of the recorded investment in the loan that exceeds the fair value of the collateral. The net carrying amount of an impaired loan does not at any time exceed the recorded investment in the loan.

The Company considers a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and/or interest payments other than minimum delays or shortfalls in payments, and (iii) other information known by management that would indicate the full repayment of principal and interest is not probable. In evaluating loans for impairment, management generally considers delinquencies of 60 days or less to be minimum delays, and accordingly does not consider such delinquent loans to be impaired in the absence of other indications. Impaired loans normally consist of loans on nonaccrual status.

Management evaluates all commercial real estate, residential mortgage loans and commercial loans for impairment on a loan-by-loan basis. For smaller balance homogeneous loans, such as consumer loans, evaluations for impairment is done on an aggregate basis. The Company utilizes its own historical charge-off experience as well as the charge off experience of its peer group and industry statistics to evaluate the adequacy of the allowance for loan loss reserves for consumer loans. Lastly, the Company's regulators, as an integral part of their examination process, periodically review the allowance for loan loss reserves. Accordingly, the Company may be required to take certain chargeoffs and/or recognize additions to the allowance based on the regulators' judgment concerning information available to them during their examination.

At December 31, 1998, the Company's allowance for loan loss reserves amounted to $1,662,000, compared to $1,173,000 at year-end 1997. The increase reflected the growth in the loan portfolio and management's intent to maintain the reserves at a level it believes to be adequate. During 1998 and 1997, the Company did not have any loans on a nonaccrual status or classified as impaired. At December 31, 1998 and 1997, the allowance for loan loss reserves was predominately allocated to commercial real estate and multifamily loans.

The following table sets forth certain information with respect to the Company's allowance for loan loss reserves:


                                                 For the Year Ended December 31,
                                                 -------------------------------
($ in thousands)                                           1998            1997
--------------------------------------------------------------------------------
Allowance at beginning of year                          $ 1,173         $   811
Provision charged to operations                             479             352
Recoveries                                                   10              10
--------------------------------------------------------------------------------
Allowance at end of year                                $ 1,662         $ 1,173
--------------------------------------------------------------------------------
Ratio of allowance to total loans                          1.70%           1.53%
Total loans, net of deferred fees                       $97,736         $76,825
Average loans during the year                           $90,470         $68,711
--------------------------------------------------------------------------------


Foreclosed Real Estate
----------------------

Real estate acquired by the Company as a result of foreclosure or deed in lieu of foreclosure is classified as foreclosed real estate. Foreclosed real estate is recorded at the lower of cost or fair value less estimated selling costs. This estimated loss, if any, is charged to the allowance for loan loss reserves at the time the loan is transferred. An additional valuation allowance is recorded at the time management believes that further deterioration in value has occurred subsequent to the transfer of the loan.

During 1998 and 1997, the Company did not have any foreclosed real estate.

All Other Assets
----------------

All other assets increased to $8,638,000 at December 31, 1998, from $7,106,000 at December 31, 1997. The increase was almost all due to unamortized costs related to the sale of the Debentures ($522,000), start-up costs associated with organizing the new nationally-chartered bank ($309,000), and increases in accrued interest receivable ($473,000) and deferred tax benefits ($94,000).

In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for the Company's 1999 financial statements. The SOP requires that all start-up costs (except for those that are capitalizable under other generally accepted accounting principles) be expensed as incurred. Previously, start-up costs were generally capitalized and amortized over a period of time. Upon adoption of this statement, approximately $160,000 of start-up costs already incurred in organizing the new bank will be expensed in the first quarter of 1999. Additional expenses also will be incurred in the first quarter in connection with organizing Intervest National Bank.

Deposits
--------

Deposit liabilities increased to $170,467,000 at December 31, 1998, from $131,167,000 at December 31, 1997. The increase was due to net deposit inflows and growth in deposit accounts. At December 31, 1998, time deposit accounts totaled  $99,033,000  and demand  deposits  and  savings and  checking  accounts aggregated $71,434,000. This compared to deposits of $93,378,000 and $37,789,000, respectively, at December 31, 1997. Time deposits represented 58% of total deposits at December 31, 1998, compared to 71% at year-end 1997.

The Bank does not have a concentration of deposits from any one source. Management believes that substantially all of the Bank's depositors are residents in its primary market area. The Bank does not accept brokered deposits.


The following table shows the distribution of deposit accounts by type:

                                         At December 31, 1998  At December 31, 1997
                                         --------------------  --------------------
($ in thousands)                         Amount   %  of Total  Amount    %  of Total
------------------------------------------------------------------------------------
Demand deposits                         $  3,027        1.8%  $  3,490        2.7%
NOW deposits                               7,955        4.7      4,290        3.3
Money market deposits                     33,629       19.7     17,180       13.1
Savings deposits                          26,823       15.7     12,829        9.7
------------------------------------------------------------------------------------
                                          71,434       41.9     37,789       28.8
------------------------------------------------------------------------------------
Certificates of deposit (1):
4.00% to 4.99%                            13,968        8.2         30     --
5.00% to 5.99%                            62,472       36.6     69,855       53.3
6.00% to 6.99%                            16,824        9.9     16,882       12.9
7.00% to 7.99%                             5,769        3.4      6,611        5.0
------------------------------------------------------------------------------------
                                          99,033       58.1     93,378       71.2
------------------------------------------------------------------------------------
Total deposit accounts                  $170,467      100.0%  $131,167      100.0%
------------------------------------------------------------------------------------


         (1) Includes individual retirement accounts totaling $7,986,000 and $7,065,000 at December 31, 1998 and 1997, respectively, all of which are in the form of certificates of deposit.


The following table presents by various interest rate categories the amounts of certificates of deposit at December 31, 1998 and 1997, which mature during the periods indicated:


                                   Year Ending December 31,
                                   ------------------------
                                                               2003 &
($ in thousands)         1999      2000      2001      2002  thereafter   Total
--------------------------------------------------------------------------------
At December 31, 1998:
4.00% to 4.99%         $11,525   $ 2,130   $   109   $    43   $   161   $13,968
5.00% to 5.99%          40,912    10,358     2,597     3,427     5,178    62,472
6.00% to 6.99%             795       905     7,347     6,996       781    16,824
7.00% to 7.99%           1,898     3,659       100       110         2     5,769
--------------------------------------------------------------------------------
                       $55,130   $17,052   $10,153   $10,576   $ 6,122   $99,033
--------------------------------------------------------------------------------



                                   Year Ending December 31,
                                   ------------------------
                                                                2002 &
($ in thousands)          1998      1999     2000      2001  thereafter  Total
--------------------------------------------------------------------------------
At December 31, 1997:
4.00% to 4.99%         $    30   $  --     $  --     $  --     $  --     $    30
5.00% to 5.99%          46,513    13,955     4,149     1,873     3,365    69,855
6.00% to 6.99%             349       791       656     7,389     7,697    16,882
7.00% to 7.99%              62     1,808     4,641       100      --       6,611
--------------------------------------------------------------------------------
                       $46,954   $16,554   $ 9,446   $ 9,362   $11,062   $93,378
--------------------------------------------------------------------------------


The following table shows the maturities of certificates of deposit in denominations of $100,000 or more:


                                                               At December 31,
                                                               ---------------
($ in thousands)                                             1998           1997
--------------------------------------------------------------------------------
Due within three months or less                           $ 1,800        $ 1,554
Due over three months to six months                         1,757          1,149
Due over six months to one year                             3,796          1,787
Due over one year                                           3,609          5,016
--------------------------------------------------------------------------------
                                                          $10,962        $ 9,506
--------------------------------------------------------------------------------

The following table shows the net deposit flows for the Bank:


                                                 For the Year Ended December 31,
                                                 -------------------------------
($ in thousands)                                      1998          1997
--------------------------------------------------------------------------------
Net increase before interest credited                 $31,323       $32,164
Net interest credited                                   7,977         5,556
--------------------------------------------------------------------------------
Net deposit increase                                  $39,300       $37,720
--------------------------------------------------------------------------------


Convertible Debentures
----------------------

In June 1998, the Holding Company sold $7,000,000 of Convertible Subordinated Debentures (the "Debentures") in a public offering. The proceeds from the sale, net of underwriting discounts, commissions and other fees, amounted to approximately $6,500,000. The proceeds are part of the Holding Company's working capital.

The Debentures are due July 1, 2008 and are convertible at the option of the holders at any time prior to April 1, 2008, unless previously redeemed by the Holding Company, into shares of Class A common stock at various conversion prices. The Holding Company also has the option at any time to call all or any part of the Debentures for payment and redeem the same at any time prior to maturity thereof. Interest on the Debentures accrues and compounds each calendar quarter at 8%. All accrued interest is payable at maturity whether by acceleration, redemption or otherwise. Any debenture holder may, on or before July 1 of each year commencing July 1, 2003, elect to be paid all accrued interest and to thereafter receive payments of interest quarterly. See note 7 to the consolidated financial statements for a discussion of conversion prices and redemption premiums.

Other Borrowed Funds
--------------------

The Bank, from time to time, obtains funds through Federal funds purchases when such funds are available at attractive rates. There was an insignificant amount of borrowings during 1998 and 1997 from this source. At December 31, 1998 and 1997, there were no outstanding borrowings.

Stockholders' Equity
--------------------

Stockholders' equity increased to $19,544,000 at December 31, 1998, from $17,620,000 at year-end 1997. The increase was almost all due to net earnings of $1,435,000 and $446,000 of proceeds from the issuance of 60,100 shares of Class A common stock upon the exercise of stock warrants.

                           Asset/Liability Management

The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset/liability structure to maximize the net yield on that structure. The Company relies primarily on its asset-liability strategy to control interest rate risk. This strategy is overseen in part through the direction of the Asset and Liability Committee ("ALCO") of the Board of Directors, which establishes policies and monitors results to control interest rate sensitivity.

As a part of the Company's interest rate risk management policy, ALCO examines the extent to which the Company's assets and liabilities are "interest rate-sensitive" and monitors the Company's interest rate sensitivity "gap." An asset or liability is normally considered to be interest rate-sensitive if it will reprice or mature within one year or less. The interest rate-sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. Conversely, a gap is considered negative when the opposite is true.

During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of the Company's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates due to the following reasons. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in market rates. In addition, certain assets, such as adjustable-rate mortgage loans, may have features generally referred to as "interest rate caps," which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, asset prepayment and early deposit withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest-rate increase, and the behavior of depositors may be different than those assumed in the gap analysis.

For purposes of creating the gap analysis on page 27, deposits with no stated maturities are treated as readily accessible accounts. Given this assumption, the Company's negative one-year interest rate sensitivity gap was 36.7% at December 31, 1998 and 28.2% at December 31, 1997. However, if those deposits were treated differently in the gap analysis, then the interest-rate sensitivity gap would be lower. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Company did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible (within the one year buckets), the Company's negative one-year gap would have been 11.1% at year-end 1998 and year-end 1997.

The Company also maintains a "floor," or minimum rate, on many of its floating-rate loans. The contractual "floor" amount for each specific loan is determined in relation to the prevailing market rates on the date of origination and management retains a great deal of flexibility in connection with the establishment of floors for particular loans. Notwithstanding the aforementioned, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The  following   table   summarizes   information   relating  to  the  Company's
interest-earning assets and interest-bearing liabilities as of December 31, 1998, that are scheduled to mature or reprice within the periods shown.


                                          0-3        4-12     Over 1-5     Over 5
                                          ---        ----     --------     ------
($ in thousands)                        Months      Months      Years       Years       Total
----------------------------------------------------------------------------------------------
Loans (1)                             $ 21,846    $ 15,011    $ 60,035    $  1,329    $ 98,221
Securities (2)                             500       1,515      68,099      12,224      82,338
Federal funds sold                       6,473        --          --          --         6,473
Short-term investments                   4,123        --          --          --         4,123
Federal reserve bank stock                 233        --          --          --           233
Interest-bearing deposits                  199        --          --          --           199
----------------------------------------------------------------------------------------------
Total rate-sensitive assets           $ 33,374    $ 16,526    $128,134    $ 13,553    $191,587
----------------------------------------------------------------------------------------------

Deposit accounts (3):
  Money market deposits               $ 33,629    $   --      $   --      $   --      $ 33,629
  NOW deposits                           7,955        --          --          --         7,955
  Savings deposits                      26,823        --          --          --        26,823
  Time deposits                         16,555      38,575      42,903       1,000      99,033
                                      --------------------------------------------------------
  Total deposits                        84,962      38,575      42,903       1,000     167,440
Convertible subordinated debentures       --          --          --         7,000       7,000
Accrued interest on debentures            --          --          --           299         299
----------------------------------------------------------------------------------------------
Total rate-sensitive liabilities      $ 84,962    $ 38,575    $ 42,903    $  8,299    $174,739
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
GAP (repricing differences)           $(51,588)   $(22,049)   $ 85,231    $  5,254    $ 16,848
----------------------------------------------------------------------------------------------
Cumulative GAP                        $(51,588)   $(73,637)   $ 11,594    $ 16,848    $ 16,848
----------------------------------------------------------------------------------------------
Cumulative GAP to total assets          -25.7%      -36.7%         5.8%        8.4%        8.4%
----------------------------------------------------------------------------------------------

        Assumptions used in preparing the table above:

        (1) Adjustable-rate loans are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayments, according to their contractual maturities; (2) securities are scheduled according to their contractual maturity dates, which does not take into consideration the effects of possible prepayments that may result from the issuer's right to call a security before its contractual maturity date; (3) money market, NOW and savings deposits are regarded as ready accessible withdrawable accounts; and all other time deposits are scheduled through their maturity dates.

                         Liquidity and Capital Resources

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment funding commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Bank's branch offices; amortization, satisfactions and repayments of loans; the maturities and calls of securities; and cash provided by operating activities. For additional information about the cash flows from the Company's operating, investing and financing activities, see the consolidated statements of cash flows included in the financial statements.

At December 31, 1998, the Company's total commitment to lend aggregated $3,175,000. The Company also had approximately $600,000 in signed contracts for the purchase of furniture, equipment and other leasehold improvements in connection with the formation of the new national bank. Based on its cash flow projections, the Company believes that it can fund all of its outstanding commitments and future capital expenditures from the aforementioned sources of funds.

The Bank has agreements with correspondent banks whereby it may borrow up to $6,000,000 on an unsecured basis. There were no significant borrowings during 1998 and 1997 from these sources. In June 1998, the Holding Company sold convertible subordinated debentures for net proceeds of approximately $6,500,000. These funds are part of the Holding Company's working capital

The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. The FDIC Improvement Act of 1991, among other matters, established five capital categories ranging from well capitalized to critically undercapitalized. Such classifications are used by the FDIC and other bank regulatory agencies to determine various matters, including prompt corrective action and each institution's semi-annual FDIC deposit insurance premium assessments. The capital categories involve quantitative measures of a bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.

The Bank is required to maintain, for regulatory compliance and reporting purposes, regulatory defined minimum leverage and Tier 1 and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At December 31, 1998, management believes that the Bank met its capital adequacy requirements. The Bank is a well-capitalized institution as defined in the regulations, which requires minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding which would change the Bank's designation as a well-capitalized institution.


Information regarding the Bank's regulatory capital and related ratios, is summarized below:


                                                                 At December 31
                                                                 --------------
($ in thousands)                                               1998          1997
-----------------------------------------------------------------------------------
Tier 1 Capital:
   Common stockholders' equity                             $  11,104     $   9,420
   Less disallowed portion of deferred tax asset                (412)         (295)
-----------------------------------------------------------------------------------
Total Tier 1 capital                                          10,692         9,125
-----------------------------------------------------------------------------------
Tier 2 Capital:
   Allowable portion of allowance for loan loss reserves       1,354         1,118
-----------------------------------------------------------------------------------
Total risk-based capital                                   $  12,046     $  10,243
-----------------------------------------------------------------------------------
Risk-weighted assets                                       $ 108,050     $  89,414
Average assets for regulatory purposes                     $ 177,148     $ 139,777
Tier 1 capital to average regulatory assets                     6.04%         6.53%
Tier 1 capital to risk-weighted assets                          9.90%        10.21%
Total capital to risk-weighted assets                          11.15%        11.46%
-----------------------------------------------------------------------------------


                        Recent Accounting Pronouncements

Refer to note 1 to the notes to the consolidated financial Statements for a discussion of this topic as well as page 23 for a discussion of the new accounting principle related to start-up costs.


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

                                   Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 1998 and 1997, which reflect changes in market prices and rates, can be found in Note 19 of the notes to consolidated financial statements.

The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset/liability structure to maximize the net yield on that structure. The Company relies primarily on its asset-liability strategy to control interest rate risk. This strategy is overseen in part through the direction of the Asset and Liability Committee of the Board of Directors, which establishes policies and monitors results to control interest rate sensitivity. For a further discussion, see page 26.

                              Year 2000 Compliance

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

The Company is aware of the many areas affected by the Year 2000 computer issue, as addressed by the Federal Financial Institutions Examination Council in its interagency statement, which provided an outline for institutions to effectively manage the Year 2000 challenges. The Board of Directors has approved a Year 2000 plan, which includes multiple phases, tasks to be completed and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing and contingency planning.

The Company has formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. The Company has completed its awareness, assessment and renovation phases and is actively involved in validating and implementing its plan. At the present time, the Company is into its testing phase and anticipates that this phase will be substantially completed by March 31, 1999. The Company has determined that the costs of making modifications to correct any Year 2000 issues will not materially affect reported operating results.

The Company recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified and questionnaires have been completed to assess the inherent risks. Deposit customers have received statement stuffers and informational material in this regard. The Company plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

Although management believes that the Company will not incur material costs associated with the Year 2000 issue, there can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to customers and vendors inability to perform according to their agreements with the Company or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the Year 2000 issue or that the costs involved in such process will not have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company's contingency plans relative to Year 2000 issues have not been finalized. These plans are evolving as the testing of systems proceeds. During the testing phase, management will determine if it is necessary to develop a "worst case scenario" contingency plan. Based on testing results to date, the Company's mission critical systems have been deemed to be Year 2000 compliant and, therefore, a contingency plan has not been developed with respect to those systems. With regards to non-mission critical internal systems, the Company's contingency plans are to replace those systems that test as being noncompliant. Alternatively, some systems could be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, the Company will terminate those relationships and transfer to Year 2000 compliant vendors. It is anticipated that the Company's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly, the Company will maintain its liquidity levels to meet any increased demand.

Item 7.  Financial Statements and Supplementary Data

                              Financial Statements

The  following   consolidated   financial  statements  of  Intervest  Bancshares
Corporation and Subsidiary are included herein:

Independent Auditors' Report  (page 32)
Consolidated Balance Sheets at December 31, 1998 and 1997 (page 33) Consolidated Statements of Earnings for the Years Ended December 31, 1998 and
     1997 (page 34)
Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
     1998 and 1997 (page 35)
Consolidated  Statements of Cash Flows for the Years Ended December 31, 1998 and
     1997 (page 36)
Notes to the Consolidated Financial Statements (pages 37 to 56)

                               Supplementary Data

Securities
----------

The following table sets forth, by maturity distribution, information pertaining to securities held to maturity:



                                               After One Year to  After Five Years to
                                               -----------------  -------------------
                           One Year or less       Five Years        Ten Years           Total
                           ----------------       ----------        ---------           -----
($ in thousands)           Carrying     Avg.    Carrying   Avg.  Carrying      Avg.    Carrying    Avg.
                             Value     Yield      Value   Yield    Value      Yield     Value     Yield
                             -----     -----      -----   -----    -----      -----     -----     -----
At December 31, 1998:
--------------------------------------------------------------------------------------------------------
U.S. Treasury securities   $ 2,015      6.03%     $  --     --%  $   --        -- %    $ 2,015     6.03%
U.S. Government
   agencies securities        --         --        61,060 5.80    19,263      6.18      80,323     5.89
--------------------------------------------------------------------------------------------------------
Total                      $ 2,015      6.03%     $61,060 5.80%  $19,263      6.18%    $82,338     5.89%
--------------------------------------------------------------------------------------------------------

At December 31, 1997:
U.S. Treasury securities   $ 1,996      6.10%     $ 2,031 6.03%  $  --         -- %    $ 4,027     6.06%
U.S. Government
   agencies securities      11,173      6.08       30,859 6.23    12,762      6.46      54,794     6.28
--------------------------------------------------------------------------------------------------------
Total                      $13,169      6.08%     $32,890 6.21%  $12,762      6.46%    $58,821     6.24%
--------------------------------------------------------------------------------------------------------

At December 31, 1996:
U.S. Treasury securities   $   500      6.04%     $   999 6.17%  $  --         -- %    $ 1,499     6.12%
U.S. Government
   agencies securities       8,142      5.97       22,856 6.16     2,010      6.33      33,008     6.12
--------------------------------------------------------------------------------------------------------
Total                      $ 8,642      5.97%     $23,855 6.16%  $ 2,010      6.33%    $34,507     6.12%
--------------------------------------------------------------------------------------------------------

Loans and Allowance for Loan Loss Reserves
------------------------------------------

The following table sets forth information with respect to the composition of loans receivable at December 31:


                                                 1998        1997       1996        1995        1994
                                                 ----        ----       ----        ----        ----
                                               Carrying    Carrying   Carrying    Carrying     Carrying
($ in thousands)                                 Value       Value      Value       Value       Value
--------------------------------------------------------------------------------------------------------
Commercial real estate and multifamily loans   $ 92,535    $ 71,173    $ 54,151    $ 29,384    $ 14,599
Residential 1-4 family loans                      2,627       3,162       2,784       3,046       2,966
Construction loans                                 --           158          47         335        --
Commercial loans                                  2,875       2,641       3,514       4,391       5,053
Consumer loans                                      184          92         157         115         196
--------------------------------------------------------------------------------------------------------
Total gross loans receivable                     98,221      77,226      60,653      37,271      22,814
--------------------------------------------------------------------------------------------------------
Deferred loan fees and unamortized discounts       (485)       (401)       (343)       (213)        (60)
Allowance for loan loss reserves                 (1,662)     (1,173)       (811)       (593)       (369)
--------------------------------------------------------------------------------------------------------
Loans receivable, net                          $ 96,074    $ 75,652    $ 59,499    $ 36,465    $ 22,385
--------------------------------------------------------------------------------------------------------
Loans included above that were
   on a nonaccrual status at year end          $   --      $   --      $   --      $   --      $    101
--------------------------------------------------------------------------------------------------------


The following table sets forth information with respect to the allowance for loan loss reserves at December 31:


($ in thousands)                                    1998        1997        1996         1995          1994
-------------------------------------------------------------------------------------------------------------
Allowance at beginning of year                    $  1,173    $    811    $    593     $    369     $    251
Provision charged to operations                        479         352         250          233          124
Chargeoffs                                            --          --           (65)         (30)         (16)
Recoveries                                              10          10          33           21           10
-------------------------------------------------------------------------------------------------------------
Allowance at end of year                          $  1,662    $  1,173    $    811     $    593     $    369
-------------------------------------------------------------------------------------------------------------
Total loans, net of deferred fees and discounts   $ 97,736    $ 76,825    $ 60,310     $ 37,058     $ 22,754
Average loans outstanding for the year            $ 90,470    $ 68,711    $ 49,266     $ 28,052     $ 19,324
Net chargeoffs (recoveries) to average loans
    outstanding during the year                         -%          -%        0.06%        0.03%        0.03%
Ratio of allowance to net loans receivable            1.70%       1.53%       1.34%        1.60%        1.62%
-------------------------------------------------------------------------------------------------------------

                          Independent Auditors' Report

The Board of Directors
Intervest Bancshares Corporation
New York, New York:

We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiary (the "Company") at December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above fairly present, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
January 15, 1999


                Intervest Bancshares Corporation and Subsidiary

                          Consolidated Balance Sheets

                                                                                  December 31,  December 31,
($ in thousands, except par value)                                                      1998        1997
-------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                            $    2,876   $    1,738
Federal funds sold                                                                      6,473          162
Short-term investments                                                                  4,123        7,276
                                                                                   -----------------------
    Total cash and cash equivalents                                                    13,472        9,176
Interest-bearing deposits with banks                                                      199           99
Securities held to maturity, net (estimated fair value of
     $82,173 and $58,836, respectively)                                                82,338       58,821
Restricted security, Federal reserve bank stock, at cost                                  233          233
Loans receivable (net of allowance for loan loss reserves of
     $1,662 and $1,173, respectively)                                                  96,074       75,652
Accrued interest receivable                                                             1,800        1,327
Premises and equipment, net                                                             4,917        4,877
Deferred income tax asset                                                                 579          485
Other assets                                                                              910           85
-------------------------------------------------------------------------------------------------------------
Total assets                                                                       $  200,522   $  150,755
-------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Demand deposits                                                                  $    3,027   $    3,490
  Savings and NOW deposits                                                             34,778       17,119
  Money-market deposits                                                                33,629       17,180
  Time deposits                                                                        99,033       93,378
                                                                                   -----------------------
Total deposits                                                                        170,467      131,167
Convertible debentures                                                                  7,000         --
Accrued interest on convertible debentures                                                299         --
Mortgage escrow funds                                                                     870          590
Official checks outstanding                                                             1,572          719
Other liabilities                                                                         747          638
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     180,955      133,114
-------------------------------------------------------------------------------------------------------------
Minority interest                                                                          23           21

Commitments and contingencies (notes 5, 16, 18 and 22)

STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                 --           --
Class A common stock ($1.00 par value,  7,500,000 shares  authorized, 2,184,515
      and 2,124,415 shares issued and outstanding, respectively)                        2,184        2,124
Class B common stock ($1.00 par value, 700,000 shares authorized, 300,000 issued
      and outstanding)                                                                    300          300
Additional paid-in-capital, common                                                     13,789       13,360
Retained earnings                                                                       3,271        1,836
-------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             19,544       17,620
-------------------------------------------------------------------------------------------------------------
Total liabilities, minority interest and stockholders' equity                      $  200,522   $  150,755
-------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiary
                      Consolidated Statements of Earnings

                                                                          For the Year Ended
                                                                             December 31,
                                                                             ------------
($ in thousands, except per share data)                                     1998      1997
---------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                          $ 8,278   $ 6,415
Securities                                                                  4,224     2,632
Other interest-earning assets                                                 432       300
---------------------------------------------------------------------------------------------
Total interest and dividend income                                         12,934     9,347
---------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                    7,977     5,893
Convertible debentures and other borrowed funds                               320         1
---------------------------------------------------------------------------------------------
Total interest expense                                                      8,297     5,894
---------------------------------------------------------------------------------------------

Net interest and dividend income                                            4,637     3,453

Provision for loan loss reserves                                              479       352

---------------------------------------------------------------------------------------------
Net interest and dividend income after provision for loan loss reserves     4,158     3,101
---------------------------------------------------------------------------------------------

NONINTEREST INCOME

Customer service fees                                                         139        92
Income from mortgage activities                                               195        32
All other                                                                      15        12
---------------------------------------------------------------------------------------------
Total noninterest income                                                      349       136
---------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                                              1,056       907
Occupancy and equipment, net                                                  467       457
Advertising and promotion                                                      31        41
Professional fees and services                                                225       149
Stationery, printing and supplies                                              98        83
All other                                                                     254       267
Minority interest in subsidiary                                                 2         2
---------------------------------------------------------------------------------------------
Total noninterest expenses                                                  2,133     1,906
---------------------------------------------------------------------------------------------

Earnings before income taxes                                                2,374     1,331

Income taxes                                                                  939       487

---------------------------------------------------------------------------------------------
Net earnings                                                              $ 1,435   $   844
---------------------------------------------------------------------------------------------

Basic earnings per share                                                  $  0.58   $  0.49
Diluted earnings per share                                                $  0.46   $  0.41
---------------------------------------------------------------------------------------------
           See accompanying notes to consolidated financial statements.


                Intervest Bancshares Corporation and Subsidiary

           Consolidated Statements of Changes in Stockholders' Equity

                                                                       For the Year Ended
                                                                           December 31,
                                                                           ------------
($ in thousands)                                                          1998       1997
---------------------------------------------------------------------------------------------
CLASS A COMMON STOCK
Balance at beginning of year                                           $  2,124   $    900
Effect of 1.5 for 1 stock split                                             --         450
Issuance of 747,500 shares in public offering                               --         748
Issuance of 26,915 shares in exchange for common stock of minority
     stockholders of Intervest Bank                                         --          26
Issuance of 60,100 shares upon exercise of stock warrants                    60         --
---------------------------------------------------------------------------------------------
Balance at end of year                                                    2,184      2,124
---------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of year                                                300        200
Effect of 1.5 for 1 stock split                                              --        100
---------------------------------------------------------------------------------------------
Balance at end of year                                                      300        300
---------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of year                                             13,360      7,655
Effect of 1.5 for 1 stock split                                              --       (550)
Issuance of 747,500 shares in public offering, net of issuance costs         --      5,972
Issuance of 26,915 shares in exchange for common stock of minority
     stockholders of Intervest Bank                                          --        283
Compensation related to issuance of Class B stock warrants                   43         --
Issuance of 60,100 shares upon exercise of stock warrants,
     including tax benefits                                                 386         --
---------------------------------------------------------------------------------------------
Balance at end of year                                                   13,789     13,360
---------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of year                                              1,836        992
Net earnings for the year                                                 1,435        844
---------------------------------------------------------------------------------------------
Balance at end of year                                                    3,271      1,836
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Total stockholders' equity at end of year                              $ 19,544   $ 17,620
---------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                                    For the Year Ended
                                                                                        December 31,
                                                                                        ------------
($ in thousands)                                                                      1998       1997
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                       $  1,435    $    844
Adjustments  to  reconcile  net  earnings  to net  cash  provided  by  operating activities:
Depreciation and amortization                                                           337         260
Provision for loan loss reserves                                                        479         352
Deferred income tax (benefit) expense                                                   (94)         41
Accrued interest expense on debentures                                                  299        --
Compensation expense related to stock warrants                                           43        --
Amortization of premiums, fees and discounts, net                                      (218)         19
Increase in accrued interest receivable and other assets                               (698)       (495)
Increase in other liabilities                                                           996         115
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             2,579       1,136
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Increase to interest-earning deposits                                                  (100)       --
Maturities and calls of securities held to maturity                                  50,050      20,175
Purchases of securities held to maturity                                            (73,650)    (44,450)
Net increase in loans receivable                                                    (20,657)    (16,563)
Purchases of Federal reserve bank stock                                                --           (30)
Purchases of premises and equipment, net                                               (377)     (2,197)
Sales of foreclosed real estate                                                        --           185
---------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                               (44,734)    (42,880)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, savings, NOW and money-market deposits                       33,645      18,603
Net increase in time deposits                                                         5,655      19,117
Net increase in mortgage escrow funds                                                   280         160
Net proceeds from sale of convertible debentures                                      6,457        --
Proceeds from issuance of common stock, net of issuance costs                           414       6,720
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            46,451      44,600
---------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                             4,296       2,856

Cash and cash equivalents at beginning of year                                        9,176       6,320

---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                           $ 13,472    $  9,176
---------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                                         $  7,929    $  5,832
  Income taxes                                                                          849         700
Noncash activities:
  Compensation related to warrants                                                       43        --
  Interest on convertible debentures                                                    299        --
  Issuance of common stock in exchange for common stock of minority
     stockholders of  subsidiary                                                       --           309
---------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

1.      Description of Business and Summary of Significant Accounting Policies

        Description of Business

        Intervest Bancshares Corporation (the "Holding Company") was incorporated on February 5, 1993 and is headquartered in New York City. At December 31, 1998, the Holding Company owned 99.78% of the outstanding common stock and 100% of the outstanding preferred stock of Intervest Bank (the "Bank"). Hereafter, the Holding Company and the Bank are referred to collectively as the "Company," on a consolidated basis. The Holding Company's primary business is the operation of the Bank. The Bank is a Florida state-chartered commercial bank that provides a wide range of banking services to small and middle-market businesses and individuals through its five banking offices located in Pinellas County, Florida. The principal executive offices of the Bank are located at 625 Court Street, Clearwater, Florida

        In December 1998, an application filed by the Holding Company for the formation of a new nationally-chartered commercial bank, "Intervest National Bank," was granted preliminary approval by the Office of the Comptroller of the Currency. The new bank will be a wholly owned subsidiary and is expected to open in the spring of 1999. The new bank will be located at One Rockefeller Plaza in Manhattan, New York, and will provide full banking services.

        Principles of Consolidation, Basis of Presentation and Use of Estimates

        The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions are eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year's presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, as of the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates.

        Cash Equivalents

        For purposes of the statements of cash flows, cash equivalents include Federal funds sold and short-term investments. Federal funds are generally sold for one-day periods and short-term investments have maturities of three months or less.

        Securities

        Securities for which the Company has the ability and intent to hold until maturity are classified as securities held to maturity and are carried at cost, adjusted for accretion of any discounts and amortization of premiums, which are recognized into interest income using the interest method over the period to maturity. Securities that are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates or other factors, are classified as available for sale and are carried at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of related income taxes. Realized gains and losses from sales are determined using the specific identification method.

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

1. Description of Business and Summary of Significant Accounting Policies, Continued

        Loans Receivable

        Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or satisfaction are carried at their outstanding principal net of chargeoffs, the allowance for loan loss reserves, unamortized discounts and deferred loan origination fees or costs. Loan origination and commitment fees, net of certain costs, are deferred and amortized to interest income as an adjustment to the yield of the related loans over the contractual life of the loans using the interest method. When a loan is paid off or sold, or if a commitment expires unexercised, any unamortized net deferred amount is credited or charged to income as appropriate.

        Loans are placed on nonaccrual status when principal or interest becomes 90 days or more past due. Accrued interest receivable previously recognized is reversed when a loan is placed on nonaccrual status. Amortization of net deferred fee income is discontinued for loans placed on nonaccrual status. Interest payments received on loans in nonaccrual status are recognized as income on a cash basis unless future collections of principal are doubtful, in which case the payments received are applied as a reduction of principal. Loans remain on nonaccrual status until principal and interest payments are current.

        Allowance for Loan Loss Reserves

        The allowance for loan loss reserves is netted against loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to: the nature and volume of the loan portfolio; overall portfolio quality; loan concentrations; specific problem loans and commitments and estimates of fair value thereof; historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's perception of the current and anticipated economic conditions in the Company's lending region. In addition, SFAS No. 114 specifies the manner in which the portion of the allowance for loan loss reserves is computed related to certain loans that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired loans normally consist of loans on nonaccrual status. Interest income on impaired loans is recognized on a cash basis. Impairment for commercial real estate and residential loans is required to be measured based on: the present value of expected future cash flows, discounted at the loan's effective interest rate; or the observable market price of the loan; or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral.

        When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance within the overall allowance for loan loss reserves and a charge through the provision for loan losses. The Company normally charges off any portion of the recorded investment in the loan that exceeds the fair value of the collateral. The net carrying amount of an impaired loan does not at any time exceed the recorded investment in the loan.

        Lastly, the Company's regulators, as an integral part of their examination process, periodically review the allowance for loan loss reserves. Accordingly, the Company may be required to take certain chargeoffs and/or recognize additions to the allowance based on the regulators' judgment concerning information available to them during their examination.

                 Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

1. Description of Business and Summary of Significant Accounting Policies, Continued

        Foreclosed Real Estate

        Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan's carrying value at the date of transfer, or estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan loss reserves. After foreclosure, management periodically performs market valuations and the real estate is carried at the lower of cost or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in the consolidated statement of earnings.

        Premises and Equipment

        Land is carried at cost. Buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized using the straight-line method over the terms of the related leases, or the useful life of the asset, whichever is shorter. Maintenance, repairs and minor improvements are charged to operating expense as incurred, while major improvements are capitalized.

        Stock Based Compensation

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," establishes a "fair value" based method of accounting for stock-based compensation plans and encourages all entities to adopt that method of accounting for all their stock-based compensation plans. However it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to follow APB No. 25 and related interpretations in accounting for its stock-based compensation, which is in the form of stock warrants. Statement 123 requires pro forma disclosures of net for earnings and earnings per share determined as if the Company accounted for its stock warrants under the fair value method.

        Advertising Costs

        Advertising costs are expensed as incurred.

        Income Taxes

        Under SFAS No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law or rates is recognized in income in the period that includes the enactment date of change. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on a review of available evidence.

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

1. Description of Business and Summary of Significant Accounting Policies, Continued

        Earnings Per Share (EPS)

        Basic EPS is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding. Diluted EPS is calculated by dividing adjusted net earnings by the weighted-average number of shares of common stock and dilutive potential common stock shares that may be outstanding in the future. Potential common stock shares consist of outstanding dilutive common stock warrants (which are computed using the treasury stock method) and convertible debentures (computed using the "if converted method"). Diluted EPS considers the potential dilution that could occur if the Company's outstanding stock warrants and convertible debentures were converted into common stock that then shared in the Company's earnings (as adjusted for expense that would no longer occur if the debentures were converted). Prior to the public stock offering in November 1997, there was no public market for the Company's common stock. For purposes of calculating Diluted EPS for 1997, the $10 public stock offering price is assumed to be the market price.

        Off-Balance Sheet Financial Instruments

        In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, unused lines of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

        Recent Accounting Pronouncements

        Reporting Comprehensive Income. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income. Comprehensive income is defined by the standard as the change in equity of an enterprise except for those changes resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company had no items of comprehensive income in 1998 or 1997, therefore such a statement is not presented.

        Employers' Disclosures about Pensions and Other Postretirement Benefits. On December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, 88 and 106." The statement revised, deleted or added certain disclosures with regard to such plans. It did not change the measurement or recognition of those plans. The adoption of this standard had no impact on the Company's financial statement disclosures.

        Accounting for Start-Up Costs. In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP requires that all start-up costs (except for those that are capitalizable under other generally accepted accounting principles) be expensed as incurred.

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

1. Description of Business and Summary of Significant Accounting Policies, Continued

        Accounting for Start-Up Costs, Continued. Previously, start-up costs were generally capitalized and amortized over a period of time. Upon adoption of this statement, approximately $160,000 of start-up costs associated with organizing the new bank will be expensed in the first quarter of 1999. Additional expenses also will be incurred in the first quarter in connection with organizing the new bank.

        Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Since the Company does not currently use derivative financial instruments, the standard will not have any impact on the Company's financial statements when adopted.

        Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The SOP, among other things, provides guidance as to when and what types of costs should be capitalized as it relates to internal-use software. Upon adoption, the Company expects that this SOP will not have any impact on its financial statements.


2.      Securities Held To Maturity

The carrying and estimated fair values of securities held to maturity are summarized as follows:

                                                    Gross      Gross   Estimated
                                                    -----      -----   ---------
                                        Amortized Unrealized Unrealized    Fair
                                        --------- ---------- ----------    ----
($ in thousands)                           Cost     Gains     Losses      Value
--------------------------------------------------------------------------------
At December 31, 1998:
   U.S. Treasury securities              $ 2,015   $    15   $  --       $ 2,030
   U.S. Government and agency securities  80,323       186       366      80,143
--------------------------------------------------------------------------------
                                         $82,338   $   201   $   366     $82,173
--------------------------------------------------------------------------------
At December 31, 1997:
   U.S. Treasury securities              $ 4,027   $    15   $  --       $ 4,042
   U.S. Government and agency securities  54,794        64        64      54,794
--------------------------------------------------------------------------------
                                         $58,821   $    79   $    64     $58,836
--------------------------------------------------------------------------------


        At December 31, 1998 and 1997, the securities portfolio was comprised of securities with fixed rates of interest. The weighted-average yield of the portfolio was approximately 5.89% at December 31, 1998 and 6.24% at December 31, 1997.

        At December 31, 1998, U.S Government and agency securities consist of debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank and Federal National Mortgage Association. There were no sales of securities during the years ended December 31, 1998 and 1997.

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

2.      Securities Held To Maturity, Continued

        The carrying and estimated fair values of securities held to maturity at December 31, 1998, by remaining term to contractual maturity are summarized as follows:

                                       Amortized  Estimated Fair
                                       ---------  --------------
($ in thousands)                           Cost      Value
--------------------------------------------------------------------------------
Due in one year or less                  $ 2,015   $ 2,030
Due after one year through five years     61,060    60,870
Due after five years through ten years    19,263    19,273
--------------------------------------------------------------------------------
                                         $82,338   $82,173
--------------------------------------------------------------------------------

3.      Loans Receivable

        Loans receivable are summarized as follows:
                                  At December 31, 1998     At December 31, 1997
                                  --------------------     --------------------
($ in thousands)                 # of loans      Amount  # of loans     Amount
--------------------------------------------------------------------------------
Commercial real estate loans             95    $ 68,828         106   $ 64,270
Residential multifamily loans            51      23,707          34      6,903
Residential 1-4 family loans             47       2,627          49      3,162
Construction loans                       --          --           1        158
Commercial loans                         49       2,875          49      2,641
Consumer loans                           17         184          13         92
--------------------------------------------------------------------------------
Loans receivable                        259      98,221         252     77,226
--------------------------------------------------------------------------------
Deferred loan fees                                 (485)                  (401)
Allowance for loan loss reserves                 (1,662)                (1,173)
--------------------------------------------------------------------------------
Loans receivable, net                          $ 96,074               $ 75,652
--------------------------------------------------------------------------------

        At December 31, 1998 and 1997, there were no loans held for sale.

        The geographic distribution of the loan portfolio is summarized as follows:

                At December 31, 1998          At December 31, 1997
                --------------------          --------------------
($ in thousands) Amount   % of Total          Amount     % of Total
--------------------------------------------------------------------------------
Florida         $82,167       83.7%           $72,649       94.1%
New York City    16,054       16.3              4,577        5.9
--------------------------------------------------------------------------------
                $98,221      100.0%           $77,226      100.0%
--------------------------------------------------------------------------------

        Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions as well as the Companyis underwriting standards. Economic conditions affect the income levels of borrowers and the market value of the underlying collateral. In addition, although commercial real estate and multifamily loans typically bear higher interest rates than 1-4 family residential loans, they entail certain risks not normally found in 1-4 family residential mortgage lending. Commercial real estate and multifamily loans usually involve larger loans to single borrowers. In addition, satisfactory payment experience on loans secured by income-producing properties (such as office buildings, shopping centers and rental and cooperative apartment buildings) is largely dependent on high levels of occupancy. Thus, these loans are more subject to adverse conditions in the real estate market and economy or specific conditions at or in the vicinity of the property's location.

                 Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------
4.      Allowance for Loan Loss Reserves

        Activity in the allowance for loan loss reserves is summarized as follows:


                         For the Year Ended December 31,
                         -------------------------------
($ in thousands)                   1998      1997
--------------------------------------------------------------------------------
Balance at beginning of year      $1,173   $  811
Provision charged to operations      479      352
Recoveries                            10       10
--------------------------------------------------------------------------------
Balance at end of year            $1,662   $1,173
--------------------------------------------------------------------------------


        There were no loans on nonaccrual status or classified as impaired during the years ended December 31, 1998 or 1997.

5.      Premises and Equipment, Lease Commitments and Rental Expense

        Premises and equipment is summarized as follows:


                                                  At December 31,
                                                  ---------------
($ in thousands)                                  1998       1997
--------------------------------------------------------------------------------
Land                                            $ 1,264    $ 1,064
Buildings                                         3,419      3,398
Leasehold improvements                              136        162
Furniture, fixtures and equipment                 1,289      1,226
--------------------------------------------------------------------------------
Total cost                                        6,108      5,850
--------------------------------------------------------------------------------
Less accumulated deprecation and amortization    (1,191)      (973)
--------------------------------------------------------------------------------
Net book value                                  $ 4,917    $ 4,877
--------------------------------------------------------------------------------


        The Bank leases its Belcher Road office, which is accounted for as an operating lease expiring in June 2007. The lease contains escalation clauses based upon the consumer price index and several adjustments up to a maximum of 3% of the previous year's rental.

        The Holding Company has leased office space for the new proposed national bank in Manhattan, New York, which is accounted for as an operating lease expiring in May 2008. The rental payments are fixed at $257,261 per annum beginning on July 1, 1999, increasing to $285,073 per annum on December 1, 2003 until expiration.

        The Company's rental expense aggregated $94,000 and $125,000, for 1998 and 1997, respectively.

        Future minimum annual lease rental payments under noncancellable operating leases at December 31, 1998, aggregated as follows: $225,000 in 1999; $356,000 in 2000; $359,000 in 2001; $363,000 in 2002; $369,000
        in 2003; and $1,665,000 thereafter.

        The Bank subleases certain of its space to other companies under leases that expire at various times through August 2007. Sublease rental income aggregated $338,000 and $195,000 for 1998 and 1997, respectively. Future sublease rental income at December 31, 1998 is summarized as follows:
        $281,000 in 1999,  $271,000 in 2000, $211,000 in 2001, $190,000 in 2002,
        $161,000 in 2003 and $631,000 thereafter.

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------
6.      Deposits

        Scheduled maturities of certificates of deposit accounts are summarized as follows:

                             At December 31, 1998    At December 31, 1997
                             --------------------    --------------------
                                        Wtd-Avg                  Wtd-Avg
($ in thousands)            Amount    Stated Rate   Amount    Stated Rate
--------------------------------------------------------------------------------
Within one year            $55,130       5.36%     $46,954       5.46%
Over one to two years       17,052       5.90       16,554       5.97
Over two to three years     10,153       6.00        9,446       6.40
Over three to four years    10,576       6.06        9,362       6.05
Over four years              6,122       5.85       11,062       6.07
--------------------------------------------------------------------------------
                           $99,033       5.62%     $93,378       5.78%
--------------------------------------------------------------------------------


        Certificates of deposit accounts of $100,000 or more totaled $10,962,000 and $9,506,000 at December 31, 1998 and 1997, respectively. At December 31, 1998, certificates of deposit accounts of $100,000 or more by remaining maturity were as follows: due within one year $7,353,000; over one to two years $1,619,000; over two to three years $1,028,000; over three to four years $862,000; and over four years $100,000.

        Interest expense on deposits is summarized as follows:


                         For the Year Ended December 31,
                         -------------------------------
($ in thousands)                   1998      1997
--------------------------------------------------------
Money-market and NOW accounts     $1,324   $  816
Savings accounts                     832      446
Certificates of deposit accounts   5,821    4,631
--------------------------------------------------------
                                  $7,977   $5,893
--------------------------------------------------------



7.     Convertible Debentures

        In June 1998, the Holding Company sold $7,000,000 of principal amount of Convertible Subordinated Debentures (the "Debentures") in a public offering. The proceeds from the sale, net of underwriting discounts and other fees, amounted to approximately $6,500,000. The Debentures are due July 1, 2008 and are convertible at the option of the holders at any time prior to April 1, 2008, unless previously redeemed by the Holding Company, into shares of Class A common stock of the Holding Company at the following current conversion prices per share: $10.00 through December 31, 1999, $12.50 in 2000; $14.00 in 2001; $15.00 in 2002;
        $16.00 in 2003;  $18.00 in 2004;  $21.00 in 2005; $24.00 in 2006; $27.00
        in 2007 and $30.00 from January 1, 2008 through April 1, 2008.


        The Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. On January 13, 1999, the conversion prices were adjusted downward from those set at the original offering date to the prices shown above. The Holding Company also has the option at any time to call all or any part of the Debentures for payment and redeem the same at any time prior to maturity thereof. The redemption price for the Debentures is (i) the face amount plus a 2% premium if the date of redemption is prior to July 1, 1999, (ii) the face amount plus a 1% premium if redemption occurs on or after July 1, 1999 and prior to July 1, 2000, or
        (iii) the face amount if the date of redemption is on or after July 1, 2000.

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------
7.      Convertible Debentures, Continued

        Interest on the Debentures will accrue and compound each calendar quarter at 8%. All accrued interest is payable at the maturity of the Debentures whether by acceleration, redemption or otherwise. Any Debenture holder may, on or before July 1 of each year commencing July 1, 2003, elect to be paid all accrued interest and to thereafter receive payments of interest quarterly.


8.      Other Borrowed Funds

        The Bank has agreements with correspondent banks whereby the Bank may borrow up to $6,000,000 on an unsecured basis. There were no outstanding borrowings under these agreements at December 31, 1998 or 1997.

9.      Stockholders' Equity

        The Holding Company's Board of Directors is authorized to issue up to 300,000 shares of preferred stock of the Holding Company without stockholder approval. The powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued is determined by the Board of Directors. At December 31, 1998 and 1997, there was no preferred stock issued and outstanding.

        Class A and B common stock have equal voting rights as to all matters, except that, so long as at least 50,000 shares of Class B common stock remain issued and outstanding, the holders of the outstanding shares of Class B common stock are entitled to vote for the election of two-thirds of the Board of Directors (rounded to the nearest whole number), and the holders of the outstanding shares of Class A common stock are entitled to vote for the remaining Directors of the Holding Company. The shares of Class B common stock are convertible, on a share-for-share basis, into Class A common stock at any time after January 1, 2000. On September 18, 1997 the Board of Directors of the Holding Company declared a 1.5 for 1 Class A and Class B common stock split payable in September 1997. All per share amounts reflect the effect of these stock splits.

10.     Asset and Dividend Restrictions

        The Bank is required under Federal Reserve Board regulations to maintain reserves, generally consisting of cash or noninterest-earning accounts, against its transaction accounts. At December 31, 1998 and 1997, balances maintained as reserves were not material.

        As a member of the Federal Reserve Bank, the Bank must maintain an investment in the capital stock of the Federal Reserve Bank. At December 31, 1998 and 1997, such investment aggregated to $233,000.

        The payment of dividends by the Holding Company and the Bank is subject to various regulatory restrictions. These restrictions take into consideration various factors such as whether there are sufficient net earnings, as defined, liquidity, asset quality, capital adequacy and economic conditions. Additionally, no dividends may be declared or paid with respect to shares of Class B common stock until January 1, 2000, after which time the holders of Class A common stock and Class B common stock will share ratably in any dividend. The Holding Company has never paid a common dividend to its shareholders and currently has no intentions of paying a common dividend.

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------
11.     Profit Sharing Plan

        The Bank sponsors a tax-qualified, profit sharing plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan is available to all employees electing to participate after meeting certain length-of-service requirements. The Bank's contributions to the profit sharing plan are discretionary and are determined annually. Total expense related to the contributions to the plan included in the accompanying consolidated financial statements aggregated $22,220 and $21,377 for 1998 and 1997, respectively.

12.     Related Party Transactions

        The Bank has made loans to certain of its directors and their related entities. The activity is as follows:


                         For the Year Ended December 31,
                         -------------------------------
($ in thousands)                  1998       1997
--------------------------------------------------------
Balance at beginning of year   $ 3,242    $ 2,941
Additions                          868        510
Repayments                        (177)      (209)
--------------------------------------------------------
Balance at end of year         $ 3,933    $ 3,242
--------------------------------------------------------


        There are no loans to directors or officers of the Holding Company. The Bank participates with Intervest Corporation of New York (ICNY) in one mortgage with a balance of $237,000 at December 31, 1998, and three mortgages at December 31, 1997 aggregating $1,310,000. The shareholders of ICNY are shareholders, directors and officers of the Company.

13.     Common Stock Warrants

        The Holding Company has common stock warrants outstanding, which entitle the registered holders thereof to purchase one share of common stock for each warrant. All warrants are exercisable when issued, except for Class B common stock warrants issued in 1998. The Holding Company's warrants have been issued in connection with public stock offerings, to directors and employees of the Bank and directors of the Holding Company and to outside third parties for performance of services.

        Data concerning common stock warrants is summarized as follows:

                                                    Exercise Price Per Warrant    Total      Wtd-Avg
                                                    --------------------------    -----      -------
Class A Common Stock Warrants:        $     6.67    $    10.00      $14.00 (2)   Warrants    Exercise Price
-----------------------------------------------------------------------------------------------------------
Outstanding at December 31,1996        1,528,665          --            --      1,528,665    $    6.67
   Granted in 1997 (1)                      --         949,183          --        949,183    $   10.00
   Granted in 1997                          --          16,500          --         16,500    $   10.00
                                       ---------------------------------------------------
Outstanding at December 31,1997        1,528,665       965,683          --      2,494,348    $    7.96
   Granted in 1998                          --              20       122,000      122,020    $   14.00
   Exercised in 1998                     (56,100)       (4,000)         --        (60,100)   $    6.89
------------------------------------------------------------------------------------------
Outstanding at December 31,1998        1,472,565       961,703       122,000    2,556,268    $    8.27
------------------------------------------------------------------------------------------
Remaining contractual life in years
    at December 31, 1998                     4.4           4.0           4.0         4.2
------------------------------------------------------------------------------------------

(1) These warrants entitle the holder to purchase one share of Class A common stock at a price of $10.00 per share through year-end 1999; $11.50 per share in 2000; $12.50 per share in 2001 and $13.50 per share in 2002.

(2) These warrants entitle the holder to purchase one share of Class A common stock at a price of $14.00 per share through year-end 1999; $15.00 per share in 2000; $16.00 per share in 2001 and $17.00 per share in 2002.

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------
13.       Common Stock Warrants, Continued

                                        Exercise Price
                                        --------------
                                            Per Warrant    Total         Wtd-Avg
                                            -----------    -----         -------
Class B Common Stock Warrants:        $  6.67   $ 10.00 Warrants  Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 31,1996          --           --        --     $ --
   Granted in 1997                    150,000         --     150,000   $ 6.67
                                      ------------------------------
Outstanding at December 31,1997       150,000         --     150,000   $ 6.67
   Granted in 1998 (1)                   --         50,000    50,000   $10.00
--------------------------------------------------------------------
Outstanding at December 31,1998       150,000       50,000   200,000   $ 7.50
--------------------------------------------------------------------
Remaining contractual life in years
   at December 31, 1998                   8.1          9.1      8.3
--------------------------------------------------------------------------------



     (1) At December 31, 1998, 7,100 of these warrants were immediately exercisable. An additional 7,100 warrants vest and become exercisable on each April 27th of 1999, 2000, 2001, 2002, 2003 and the remaining 7,400 on April 27, 2004. The warrants, which expire on January 31, 2008, become fully vested earlier upon certain conditions.

        The Company uses the intrinsic value-based method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," in
        accounting for its stock warrants. Under this method, compensation expense related to stock warrants is the excess, if any, of the market price of the stock as of the grant date over the exercise price of the warrant. The exercise price of the Class B warrants granted in 1998 was below the market price of the common shares at the date of grant. Therefore, in accordance with APB Opinion No. 25, approximately $43,000 was included in salaries and employee benefits expense for 1998 in connection with the issuance of these warrants. No compensation expense was recorded related to the remaining stock warrants granted in 1998 because their exercise prices were the same as the market price of the common shares at the date of grant.

        Had compensation expense been determined based on the estimated fair value of the warrants at the grant date in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts as follows:

                                        For the Year Ended December 31,
                                        -------------------------------
($ in thousands, except per share amounts)        1998       1997
-----------------------------------------------------------------
Reported net earnings                        $   1,435   $    844
Pro forma net earnings (1)                   $   1,146   $    384
Reported basic earnings per share            $    0.58   $   0.49
Pro forma basic earnings per share           $    0.47   $   0.22
Reported diluted earnings per share          $    0.46   $   0.41
Pro forma diluted earnings per share         $    0.38   $   0.19
-----------------------------------------------------------------

     (1) Pro forma net earnings for 1998 does not reflect the full impact of calculating compensation expense related to Class B stock warrants granted in 1998, since the total expense calculated under SFAS No.123 is apportioned over the vesting period of those warrants.

        The per share weighted-average estimated fair value of 172,000 stock warrants granted to employees and directors in 1998 was $3.63 on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: no expected dividends; expected life of 2.9 years, expected price volatility of 25% and a 5.5% risk-free interest rate. The per share weighted-average estimated fair value of 166,500 stock warrants granted to employees and directors in 1997 was $2.76 on the date of grant based on the following weighted-average assumptions: no expected dividends; expected life of
        8.4 years, no expected stock volatility and a 6.0% risk-free interest rate. The assumptions are subjective in nature, involve uncertainties
        and  cannot  be  determined   with   precision.

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------
14.     Income Taxes

        The Holding Company and its subsidiary file a consolidated Federal income tax return on a calendar year basis. The Holding Company files state income tax returns in New York and New Jersey and franchise tax returns in Delaware. The Bank files a state income tax return in Florida. At December 31, 1998, the Company had net operating loss carryforwards (NOLs) of $163,000 relating to the operations of the Bank available to reduce future Federal taxable income. The NOLs expire in 2007 and 2008.

        At December 31, 1998 and 1997, the Company had a net deferred tax asset of $579,000 and $485,000, respectively. The asset relates to the unrealized benefit for: net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future tax deductions; and unused operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of such assets is dependent upon the generation of sufficient taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not that the Company's deferred tax asset will be realized and accordingly, a valuation allowance for deferred tax assets was not maintained at any time during 1998 and 1997.

        The provision for income tax expense consisted of the following:

($ in thousands)                Current    Deferred    Total
--------------------------------------------------------------
Year Ended December 31, 1998:
   Federal                      $   815    $   (80)   $   735
   State and Local                  218        (14)       204
--------------------------------------------------------------
                                $ 1,033    $   (94)   $   939
--------------------------------------------------------------
Year Ended December 31, 1997:
   Federal                      $   377    $    35    $   412
   State and Local                   69          6         75
--------------------------------------------------------------
                                $   446    $    41    $   487
--------------------------------------------------------------



The components of deferred tax (benefit) expense are summarized as follows:

                                       For the
                              Year Ended December 31,
                              -----------------------
($ in thousands)                    1998     1997
-----------------------------------------------------
Allowance for loan loss reserves   $(185)   $(113)
Depreciation                         (38)      (1)
Deferred loan fees                     7        6
Net operating loss carryforwards     125      125
All other                             (3)      24
-----------------------------------------------------
                                   $ (94)   $  41
-----------------------------------------------------

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------
14.     Income Taxes, Continued

        The tax effects of the temporary differences that give rise to the net deferred tax asset are summarized as follows:


                                    At December 31,
                                    ---------------
($ in thousands)                      1998    1997
---------------------------------------------------
Deferred Tax Asset:
  Allowance for loan loss reserves   $ 483   $ 298
  Deferred loan fees                     6      13
  Net operating loss carryforwards      61     186
  Depreciation                          19      --
  All other                             10       7
                                   ----------------
Total gross deferred tax asset         579     504
Deferred Tax Liability:
  Depreciation                        --       (19)
---------------------------------------------------
Net deferred tax asset               $ 579   $ 485
---------------------------------------------------


        The reconciliation between the statutory Federal income tax rate and the Company's effective tax rate (including state and local taxes) is as follows:

                                                               For the
                                                       Year Ended December 31,
                                                       -----------------------
($ in thousands)                                            1998    1997
--------------------------------------------------------------------------------
Tax provision at statutory rate                             34.0%   34.0%
Increase (decrease) in taxes resulting from:
   State and local income taxes, net of Federal benefit      5.6     3.8
   Other                                                  --        (1.2)
--------------------------------------------------------------------------------
                                                            39.6%   36.6%
--------------------------------------------------------------------------------


15.     Earnings Per Share

        Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized as follows:

                                                                       For the Year Ended December 31,
                                                                       -------------------------------
($ in thousands, except share and per share amounts)                         1998         1997
--------------------------------------------------------------------------------------------------
Basic earnings per share:
  Net earnings applicable to common stockholders                          $    1,435   $      844
  Average number of common shares outstanding                              2,457,113    1,712,292
--------------------------------------------------------------------------------------------------
Basic earnings per share amount                                           $     0.58   $     0.49
--------------------------------------------------------------------------------------------------
Diluted earnings per share:
  Net earnings applicable to common stockholders                          $    1,435   $      844
  Adjustment to net earnings from assumed conversion of debentures               172         --
                                                                          ------------------------
  Adjusted net earnings for diluted earnings per share computation        $    1,607   $      844
                                                                          ------------------------
  Average number of common shares outstanding:
  Common shares outstanding                                                2,457,113    1,712,292
      Potential dilutive shares resulting from exercise of warrants          630,457      360,167
      Potential dilutive shares resulting from conversion of debentures      385,946         --
                                                                          ------------------------
  Total average number of common shares outstanding used for dilution      3,473,516    2,072,459
--------------------------------------------------------------------------------------------------
Diluted earnings per share amount                                         $     0.46   $     0.41
--------------------------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------
15.     Earnings Per Share, Continued

        A total of 122,000 common stock warrants with an exercise price of $14.00 were not included in the computation of diluted EPS for 1998 because their exercise price was greater than the average market price of the common shares during 1998. Warrants to purchase 989,083 shares of Class A common stock at $10.00 per share were not included in the computation for diluted EPS for 1997 because the warrants' exercise price approximated the market price of the stock.

16.     Contingencies

        As a result of transactions conducted in the ordinary course of business, the Company is a defendant in various legal actions. Management, after consultation with legal counsel, believes that the ultimate liability, if any, arising from such legal actions will not materially affect the Company's financial condition, liquidity or its results of operations.

17.     Regulatory Matters

        The Holding Company and the Bank are subject to regulation, examination and supervision by the Federal Reserve Bank. In addition, the Bank is also subject to regulation, examination and supervision by the Florida Department of Banking and Finance and the Federal Deposit Insurance Corporation. The Bank is also governed by numerous Federal and state laws and regulations, including the FDIC Improvement Act of 1991 (FDICIA). Among other matters, FDICIA established five capital categories ranging from well capitalized to critically undercapitalized. Such classifications are used by the FDIC and other bank regulatory agencies to determine various matters, including prompt corrective action and each institution's semi-annual FDIC deposit insurance premium assessments.

        As of December 31, 1998, the most recent notification from the regulators categorized the Bank as a well-capitalized institution under the criteria of FDICIA, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding that would change the designation from well capitalized.

        The tables below present information regarding the Bank's capital adequacy.

                                                                  For Capital         For Well-Capitalized
                                                                  -----------         --------------------
                                                  Actual          Adequacy Purposes   Purposes
                                                  ------          -----------------   --------
($ in thousands)                             Amount      Ratio    Amount      Ratio   Amount      Ratio
-----------------------------------------------------------------------------------------------------------
As of December 31,1998:
   Total capital to risk-weighted assets    $12,046      11.15%  $ 8,644      8.00%  $10,805      10.00%
   Tier 1 capital to risk-weighted assets   $10,692       9.90   $ 4,322      4.00%  $ 6,483       6.00%
   Tier 1 capital to average assets         $10,692       6.04%  $ 7,086      4.00%  $ 8,857       5.00%
As of December 31,1997:
   Total capital to risk-weighted assets    $10,243      11.46%  $ 7,153      8.00%  $ 8,941      10.00%
   Tier 1 capital to risk-weighted assets   $ 9,125      10.21%  $ 3,577      4.00%  $ 5,365       6.00%
   Tier 1 capital to average assets         $ 9,125       6.53%  $ 5,591      4.00%  $ 6,988       5.00%
-----------------------------------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------
18.     Off-Balance Sheet Financial Instruments

        The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are in the form of commitments to extend credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments. The Company's exposure to credit loss in the event of nonperformance by the other party to the off-balance sheet financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

        Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on managementis credit evaluation of the counterparty. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

        The following is a summary of the notional amounts of the Company's off-balance sheet financial instruments.


                             At December 31,
                             ---------------
($ in thousands)              1998     1997
--------------------------------------------
Unfunded loan commitments   $3,175   $2,950
Available lines of credit      628      527
Standby letters of credit    1,100      100
--------------------------------------------
                            $4,903   $3,577
--------------------------------------------


19.     Estimated Fair Value of Financial Instruments

        Fair value estimates are made at a specific point in time based on available information about each financial instrument. Where available, quoted market prices are used. However, a significant portion of the Company's financial instruments, such as commercial real estate loans, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by management that include the financial instrument's credit risk characteristics and future estimated cash flows and prevailing interest rates. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of management's assumptions could cause the fair value estimates to deviate substantially. The fair value estimates also do not reflect any additional premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument, nor estimated transaction costs. Further, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on and have not been considered in the fair value estimates. Finally, fair value estimates do not attempt to estimate the value of anticipated future business, the Company's customer relationships, branch network, and the value of assets and liabilities that are not considered financial instruments, such as core deposit intangibles and premises and equipment.

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

19.     Estimated Fair Value of Financial Instruments, Continued

        The carrying and estimated fair values of the Company's financial instruments are summarized as follows:


                                                At December 31, 1998  At December 31, 1997
                                                --------------------  --------------------
                                                 Carrying     Fair     Carrying     Fair
($ in thousands)                                   Value      Value      Value      Value
------------------------------------------------------------------------------------------
Financial Assets:
  Cash and cash equivalents                      $ 13,472   $ 13,472   $  9,176   $  9,176
  Securities held to maturity, net                 82,338     82,173     58,821     58,836
  Loans receivable, net                            96,074     96,139     75,652     75,658
  Federal reserve bank stock                          233        233        233        233
  Interest-bearing deposits                           199        199         99         99
  Accrued interest receivable                       1,800      1,800      1,327      1,327
Financial Liabilities:
  Deposit liabilities                             170,467    172,194    131,167    131,491
  Convertible debentures plus accrued interest      7,299      7,299       --         --
------------------------------------------------------------------------------------------


        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

        Securities. The estimated fair value of securities held to maturity are based on quoted market prices. The carrying value of the Federal Reserve Bank stock approximated fair value since these securities do not present credit concerns and are redeemable at cost.

        Loans Receivable. The estimated fair value of variable rate loans that reprice frequently and have no significant change in credit risk approximates their carrying values. For fixed-rate loans (one-to-four family residential, commercial real estate and commercial loans), estimated fair value is based on a discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

        Management can make no assurance that its perception and quantification of credit risk would be viewed in the same manner as that of a potential investor. Therefore, changes in any of management's assumptions could cause the fair value estimates of loans to deviate substantially.

        Deposits. The estimated fair value of deposits with no stated maturity, such as savings, money market, checking and noninterest-bearing demand deposit accounts approximates carrying value. The estimated fair value of certificates of deposit are based on the discounted value of their contractual cash flows. The discount rate used in the present value computation was estimated by comparison to current interest rates offered by the Bank for certificates of deposit with similar remaining maturities.

        Convertible Debentures. The estimated fair value of the convertible debentures and related accrued interest is based on a discounted cash flow analysis. The discount rate used in the present value computation was estimated by comparison to the Holding Company's incremental borrowing rates for a similar arrangement. Such rate was estimated to approximate the stated interest rate of the debentures.

        All Other Financial Assets and Liabilities. The carrying value of cash and due from banks, Federal funds sold, short-term investments and accrued interest receivable approximated fair value since these instruments are payable on demand or have short-term maturities.

        Off-Balance Sheet Instruments. The carrying amounts of commitments to lend at December 31, 1998 and 1997 were not significant and approximated estimated fair value.

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------
20.     Holding Company Financial Information

                            Condensed Balance Sheets

                                                    At December 31,
                                                    ---------------
($ in thousands)                                    1998      1997
--------------------------------------------------------------------------------
ASSETS
Cash and due from banks                          $    44   $   223
Short-term investments                             4,123     7,276
                                                 --------------------
   Total cash and cash equivalents                 4,167     7,499
Interest-bearing deposits                            100        --
Loans receivable (net of allowance for loan
    loss reserves of $55 at December 31, 1998)    10,729       752
Investment in subsidiary                          11,081     9,399
Deferred debenture offering costs                    522        --
All other assets                                     544        25
--------------------------------------------------------------------------------
Total assets                                     $27,143   $17,675
--------------------------------------------------------------------------------

LIABILITIES
Convertible debentures                           $ 7,000   $    --
Accrued interest on convertible debentures           299        --
All other liabilities                                300        55
--------------------------------------------------------------------------------
Total liabilities                                  7,599        55
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock and paid-in capital                  16,273    15,784
Retained earnings                                  3,271     1,836
--------------------------------------------------------------------------------
Total stockholders' equity                        19,544    17,620
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity       $27,143   $17,675
--------------------------------------------------------------------------------


                        Condensed Statements of Earnings
                                                For the Year Ended
                                                ------------------
                                                  December 31,
                                                  -------------
($ in thousands)                                  1998     1997
--------------------------------------------------------------------------------
Interest income                                  $  993    $  234
Interest expense                                    319        --
                                                 -------------------------------
Net interest income                                 674       234
Provision for loan loss reserves                     55        --
Noninterest income                                  109        30
Noninterest expense                                 197        98
                                                 -------------------------------
Earnings before income taxes                        531       166
Income taxes                                        245        74
                                                 -------------------------------
Net earnings before earnings of subsidiary          286        92
Earnings of subsidiary                            1,149       752
--------------------------------------------------------------------------------
Net earnings                                     $1,435    $  844
--------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

20.     Holding Company Financial Information, Continued

                       Condensed Statements of Cash Flows

                                                                         For the Year Ended
                                                                         ------------------
                                                                             December 31,
                                                                             ------------
($ in thousands)                                                          1998        1997
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                          $  1,435    $    844
Adjustments to reconcile net earnings
   to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary                          (1,149)       (752)
Provision for loan loss reserves                                            55          --
Deferred income tax benefit                                                (45)         --
Compensation expense related to Class B warrants issued                     43          --
(Increase) decrease in accrued interest receivable and other assets       (410)         24
Accrued interest expense on debentures                                     299          --
All other                                                                   59         (75)
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  287          41
--------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Increase in interest-earning deposits                                     (100)         --
Investment in preferred stock of subsidiary                               (500)         --
Investment in common stock of subsidiary                                    --      (1,000)
Net (increase) decrease in loans receivable                            (10,032)        478
--------------------------------------------------------------------------------------------
Net cash used by investing activities                                  (10,632)       (522)
--------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in mortgage escrow funds                                      142          12
Proceeds from sale of convertible debentures                             6,457          --
Proceeds from exercise of common stock warrants                            414          --
Proceeds from issuance of common stock, net of issuance costs               --       6,720
--------------------------------------------------------------------------------------------
Net cash provided by financing activities                                7,013       6,732
--------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                    (3,332)      6,251

Cash and cash equivalents at beginning of year                           7,499       1,248

--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $  4,167    $  7,499
--------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
   Income taxes                                                       $    200    $    150
Noncash transactions:
   Compensation related to warrants                                         43          --
   Interest on convertible debentures                                      299          --
   Issuance of common stock in exchange for common
     stock of minority stockholders of subsidiary                           --         309
--------------------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------
21.     Quarterly Financial Data (Unaudited)

        The following is a summary of the consolidated statements of earnings by quarter:

                                          For the Year Ended December 31, 1998
                                          ------------------------------------
                                           First    Second   Third    Fourth
($ in thousands, except per share amounts) Quarter  Quarter  Quarter  Quarter
--------------------------------------------------------------------------------
Interest and dividend income               $2,892   $3,075   $3,420   $3,547
Interest expense                            1,838    1,975    2,192    2,292
                                          --------------------------------------
Net interest and dividend income            1,054    1,100    1,228    1,255
Provision for loan loss reserves              100      130      127      122
                                          --------------------------------------
Net interest and dividend income after
    provision for loan loss reserves          954      970    1,101    1,133
Noninterest income                             65       85       71      128
Noninterest expense                           509      527      518      579
                                          --------------------------------------
Earnings before income taxes                  510      528      654      682
Income taxes                                  202      203      261      273
--------------------------------------------------------------------------------
Net earnings                               $  308   $  325   $  393   $  409
--------------------------------------------------------------------------------
Basic earnings per share                   $  .13   $  .13   $  .16   $  .16
Diluted earnings per share                 $  .09   $  .10   $  .13   $  .14
--------------------------------------------------------------------------------



                                           For the Year Ended December 31, 1997
                                           ------------------------------------
                                             First   Second   Third    Fourth
($ in thousands, except per share amounts)  Quarter  Quarter  Quarter  Quarter
--------------------------------------------------------------------------------
Interest and dividend income                $2,085   $2,219   $2,337   $2,706
Interest expense                             1,309    1,379    1,480    1,726
                                          --------------------------------------
Net interest and dividend income               776      840      857      980
Provision for loan loss reserves                92       92       82       86
                                          --------------------------------------
Net interest and dividend income after
    provision for loan loss reserves           684      748      775      894
Noninterest income                              31       37       28       40
Noninterest expense                            461      479      467      499
                                          --------------------------------------
Earnings before income taxes                   254      306      336      435
Income taxes                                    94      119      121      153
--------------------------------------------------------------------------------
Net earnings                                $  160   $  187   $  215   $  282
--------------------------------------------------------------------------------
Basic earnings per share                    $  .10   $  .11   $  .13   $  .15
Diluted earnings per share                  $  .09   $  .09   $  .11   $  .12
--------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------
22.     Year 2000 Issue

        The Company is aware of the many areas affected by the Year 2000 computer issue, as addressed by the Federal Financial Institutions Examination Council in its interagency statement, which provided an outline for institutions to effectively manage the Year 2000 challenges. The Board of Directors has approved a Year 2000 plan, which includes multiple phases, tasks to be completed and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing and contingency planning.

        The Company has formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. The Company has completed its awareness, assessment and renovation phases and is actively involved in validating and implementing its plan. At the present time, the Company is into its testing phase and anticipates that this phase will be substantially completed by March 31, 1999. The Company has determined that the costs of making modifications to correct any Year 2000 issues will not materially affect reported operating results.

        The Company recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified and questionnaires have been completed to assess the inherent risks. Deposit customers have received statement stuffers and informational material in this regard. The Company plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

        Although management believes that the Company will not incur material costs associated with the Year 2000 issue, there can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to customers and vendors inability to perform according to their agreements with the Company or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the Year 2000 issue or that the costs involved in such process will not have a material adverse effect on the Company's business, financial condition, and results of operations.

        The Company's contingency plans relative to Year 2000 issues have not been finalized. These plans are evolving as the testing of systems proceeds. During the testing phase, management will determine if it is necessary to develop a "worst case scenario" contingency plan. Based on testing results to date, the Company's mission critical systems have been deemed to be Year 2000 compliant and, therefore, a contingency plan has not been developed with respect to those systems. With regards to non-mission critical internal systems, the Company's contingency plans are to replace those systems that test as being noncompliant. Alternatively, some systems could be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, the Company will terminate those relationships and transfer to Year 2000 compliant vendors. It is anticipated that the Company's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly, the Company will maintain its liquidity levels to meet any increased demand.

Item 8. Changes  In  and  Disagreements   with  Accountants  on  Accounting  and
        Financial Disclosure

None
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

a. Directors. The information required by this item is contained under the section entitled "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting (the "Proxy Statement") and is incorporated herein by reference.

b. Executive Officers. The following information is furnished with respect to executive officers and key employees of the Company.

                Jerome Dansker, age 80, serves as Chairman of the Board of Directors and Executive Vice President of Intervest Bancshares Corporation . He has served as Executive Vice President since 1994 and as Chairman of the Board since 1996. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a Law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker also serves as Chairman of the Board of Directors and Chairman of the Loan Committee of Intervest National Bank, In Organization. He is also a Director and Chairman of the Loan Committee of the Intervest Bank and is Chairman of the Board of Directors and Executive Vice President of

Intervest Corporation of New York. During the past five years, Mr. Dansker has been actively involved in the ownership and operation of real estate and mortgage investments.

                Lowell S. Dansker, age 48, serves as a Director, President and Treasurer of the Intervest Bancshares Corporation, and has served in such capacities since the Company was organized. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a Law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker is also Co-Chairman of the Board of Directors and a member of the Loan Committee of the Intervest Bank, a Director, Chief Executive Officer and member of the Loan Committee of Intervest National Bank, In Organization, and a Director, President and Treasurer of Intervest Corporation of New York. During the past five years, Mr. Dansker has been actively involved in the ownership and operation of real estate and mortgage investments.

                Lawrence G. Bergman, age 54, serves as a Director, Vice President and Secretary of the Intervest Bancshares Corporation and has served in such capacities since the company was organized. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University and a Master of Science in Engineering and a Ph.D. degree from The Johns Hopkins University. Mr. Bergman is also Co-Chairman of the Board of Directors and a member of the Loan Committee of the Intervest Bank. He is also a Director and a member of the Loan Committee of the Intervest National Bank, In Organization, and a Director, Vice-President and Secretary of Intervest Corporation of New York. During the past five years Mr. Bergman has been actively involved in the ownership and operation of real estate and mortgage investments.

                Keith A. Olsen, age 45, serves as President of Intervest Bank and has served in such capacity since 1994. Prior to that, Mr. Olsen was a Senior Vice President of Intervest Bank since 1991. Mr. Olsen received an Associates Degree from St. Petersburg Junior College and a Bachelors Degree in Business Administration and Finance from the University of Florida, Gainesville. He is also a graduate of the Florida School of Banking of the University of Florida, Gainesville, the National School of Rea Estate Finance of Ohio State University and the Graduate School of Banking of the South of Louisiana State University. Mr. Olsen has been a banker for more than 15 years and has served as a senior bank officer for more than 10 years.

                Petra H. Coover, age 52, serves as Vice President of Intervest Bank and has served in such capacity since 1994. Ms. Coover received a B.A. degree in business administration from Eckerd College. She has also attended The National School of Real Estate Finance of Ohio State University, the Commercial Lending School of the University of South Florida and the International Business Institute in the Netherlands. Ms. Coover has been a bank officer for more than 14 years.

                Thomas E. Cefola, age 47, is an employee of Intervest Bancshares Corporation since October 1998. He serves as President, Chief Operating Officer and Director of Intervest National Bank, In Organization, and has served in that capacity since inception of the bank. Mr. Cefola received a B.S. degree from Manhattan College and is a graduate of the Pacific Coast Banking School. Mr. Cefola has over 20 years of banking experience, over half of which was with bank regulatory agencies. Prior to joining Intervest Bancshares Corporation, Mr. Cefola served as Vice President and Auditor for the New York Branch of the Bank of Yokohama from 1995 to 1996 and Vice President and Director of Loan Review for The Lincoln Savings Bank from 1989 to 1995. Prior to that, Mr. Cefola was a Senior Bank Examiner for the Federal Reserve Bank of New York.

                John J. Arvonio, age 36, is an employee of Intervest Bancshares Corporation since April 1998. He serves as Vice President, Controller and Corporate Secretary of Intervest National Bank, In Organization, and has served in that capacity since inception of the bank. Mr. Arvonio received a B.B.A. degree from Iona College and is a Certified Public Accountant. Mr. Arvonio has 10 years of banking experience. Prior to joining Intervest Bancshares Corporation, Mr. Arvonio served as Second Vice President, Technical Advisor and Assistant Controller for The Greater New York Savings Bank from 1992 to 1997. Prior to that, Mr. Arvonio was Manager of Financial Reporting for the Leasing and Investment Banking Divisions of Citicorp.

                Charlotte H. Grant, age 60, serves as Vice President and Cashier of Intervest Bank and has served in that capacity since July 1998. Ms. Grant received her Bachelors degree from the University of South Florida and her Masters Degree from the University of Tampa. Ms. Grant is a Certified Public Accountant. Prior to joining Intervest Bank, Ms. Grant served as Chief Financial Officer of First Community Bank of America from October 1987 to July 1998 and as an Accountant in Practice with the firm of Hacker, Johnson, Cohen and Grieb, PA (the Company's auditors) from 1993 to 1997. Prior to that, Ms. Grant was a Manager of Financial Reporting for First Florida Bank.

                Raymond C. Sullivan, age 52, is an employee of Intervest Bancshares Corporation assisting in organizing Intervest National Bank, In Organization, and has served in this capacity since March 1998. Mr. Sullivan received an MBA degree from Fordham University, an M.S. degree from City College of New York and a B.A. degree from St. Francis College. Mr. Sullivan also has a Certificate in Advanced Graduate Study in Accounting from Pace University and is a graduate of the National School of Finance and Management. Mr. Sullivan has over 27 years of banking experience. Prior to joining Intervest Bancshares Corporation, Mr. Sullivan was the Operations Manager of the New York Agency Office of Banco Mercantile, C.A. from 1994 to 1997, a Senior Associate at LoBue Associates, Inc. from 1992 to 1993, and an Executive Vice President, Chief Operations Officer and Director of Central Federal Savings Bank from 1985 to 1992.

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

Item 12.  Certain Relationships and Related Transactions

The information  contained in the section entitled  "Certain  Relationships  and
Related   Transactions"  of  the  Proxy  Statement  is  incorporated  herein  by reference.

Item 13.  Exhibits, Lists and Reports on Form 8-K

 a.  The following exhibits are incorporated by reference herein:

Exhibit No.             Description of Exhibit
-----------             ----------------------

3.1 Restated Certificate of Incorporation of the Company, incorporated by reference to Amendment No.1 to the Company's Registration Statement on Form SB-2 (No 333-33419), filed with the Securities and Exchange Commission (the "Commission") on September 22, 1997 (the "Registration Statement"), wherein such document is identified as exhibit 3.1.

3.2                  Bylaws of the  Company,  incorporated  by  reference to the
                     Registration   Statement,   where  in  such   document   is
                     identified as Exhibit 3.1.

4.1 Form of Certificate for Shares of Class A common stock, incorporated by reference to the Company's Pre-Effective Amendment No.1 to the Registration Statement on Form SB-2 (No. 33-82246), filed with the Commission on September 15, 1994.

4.2 Form of Certificate for Shares of Class B Common stock, incorporated by reference to the Company's Pre-Effective Amendment No.1 to the Registration Statement on Form SB-2 (No. 33-82246), filed with the Commission on September 15, 1994.

4.3 Form of Warrant issued to Mr. Jerome Dansker, incorporated by reference to the Company's Report on Form 10-K for the year ended December 31,1995, wherein such document is identified as Exhibit 4.2.

4.4 Form of Warrant for Class A Common stock, incorporated by reference to the Registration Statement, wherein such document is identified as Exhibit 4.3.

4.5 Form of Warrant Agreement between the Company and the Bank of New York, incorporated by reference to the Registration Statement, wherein such document is identified as Exhibit 4.4.

4.6 Form of Indenture between the Company and the Bank of New York, as Trustee, incorporated by reference to the Company's Registration Statement on Form SB-2 (333-50113) filed with the Commission on April 15,1998.

12 Statement re: computation of ratios of earnings to fixed charges.

23                   Consent of Independent Accountants.

27                   Financial Data Schedule (For SEC purposes only).

b. No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                   Signatures

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

INTERVEST BANCSHARES CORPORATION
(Registrant)

By: /s/ Lowell S. Dansker                                       Date:           March 3, 1999
--------------------------------------                                          -----------------
           Lowell S. Dansker, President

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Chairman of the Board, Executive Vice President and Director:

By: /s/ Jerome Dansker                                          Date:           March 3, 1999
-----------------------------------                                  ----------------------------
           Jerome Dansker

President, Treasurer and Director
(Principal Executive, Financial and Accounting Officer):

By: /s/ Lowell S. Dansker                                      Date:           March 3, 1999
-----------------------------------                                  ----------------------------
           Lowell S. Dansker

Vice President, Secretary and Director:

By: /s/ Lawrence G. Bergman                                     Date:           March 3, 1999
-----------------------------------                                  ----------------------------
           Lawrence G. Bergman

Directors:
By: /s/ Michael A. Callen                                       Date:           March 3, 1999
-----------------------------------                                  ----------------------------
           Michael A. Callen

By: /s/ Milton F. Gidge                                         Date:           March 3, 1999
-----------------------------------                                  ----------------------------
           Milton F. Gidge

By: /s/ William F. Holly                                        Date:           March 3, 1999
-----------------------------------                                  ----------------------------
           William F. Holly

By: /s/ Edward J. Merz                                          Date:           March 3, 1999
-----------------------------------                                  ----------------------------
           Edward J. Merz

By: /s/ David J. Willmott                                       Date:           March 3, 1999
-----------------------------------                                  ----------------------------
           David J. Willmott

By: /s/ Wesley T. Wood                                          Date:           March 3, 1999
-----------------------------------                                  ----------------------------
           Wesley T. Wood