Form 10KSB/A
period 1998-12-31
INTERVEST BANCSHARES CORP
filed 1999-03-16
CIK 927807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

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
--------------------------------------------------------------------------------

The high and low sale price for the Class A common stock during the period from November 25, 1997, when trading commenced, through December 31, 1997 were $12.25 and $11.50, respectively. The aforementioned prices were obtained from Nasdaq.

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

                Raymond C. Sullivan, age 52, has been an employee of Intervest Bancshares Corporation since March 1998. He serves as President and Director of Intervest National Bank, In Organization, and has served in that capacity since March 1999. Mr. Sullivan received an MBA degree from Fordham University, an M.S. degree from City College of New York and a B.A. degree from St. Francis College. Mr. Sullivan also has a Certificate in Advanced Graduate Study in Accounting from Pace University and is a graduate of the National School of Finance and Management. Mr. Sullivan has over 27 years of banking experience. Prior to joining Intervest Bancshares Corporation, Mr. Sullivan was the Operations Manager of the New York Agency Office of Banco Mercantile, C.A. from 1994 to 1997, a Senior Associate at LoBue Associates, Inc. from 1992 to 1993, and an Executive Vice President, Chief Operations Officer and Director of Central Federal Savings Bank from 1985 to 1992.

                John J. Arvonio, age 36, has been an employee of Intervest Bancshares Corporation since April 1998. He serves as Vice President, Controller and Corporate Secretary of Intervest National Bank, In Organization, and has served in that capacity since inception of the bank. Mr. Arvonio received a B.B.A. degree from Iona College and is a Certified Public Accountant. Mr. Arvonio has 10 years of banking experience. Prior to joining Intervest
Bancshares Corporation, Mr. Arvonio served as Second Vice President, Technical Advisor and Assistant Controller for The Greater New York Savings Bank from 1992 to 1997. Prior to that, Mr. Arvonio was Manager of Financial Reporting for the Leasing and Investment Banking Divisions of Citicorp.

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

By: /s/ Lowell S. Dansker                                       Date:           March 12, 1999
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

By: /s/ Jerome Dansker                                          Date:           March 12, 1999
-----------------------------------                                  ----------------------------
           Jerome Dansker

President, Treasurer and Director
(Principal Executive, Financial and Accounting Officer):

By: /s/ Lowell S. Dansker                                      Date:           March 12, 1999
-----------------------------------                                  ----------------------------
           Lowell S. Dansker

Vice President, Secretary and Director:

By: /s/ Lawrence G. Bergman                                     Date:           March 12, 1999
-----------------------------------                                  ----------------------------
           Lawrence G. Bergman

Directors:
By: /s/ Michael A. Callen                                       Date:           March 12, 1999
-----------------------------------                                  ----------------------------
           Michael A. Callen

By: /s/ Milton F. Gidge                                         Date:           March 12, 1999
-----------------------------------                                  ----------------------------
           Milton F. Gidge

By: /s/ William F. Holly                                        Date:           March 12, 1999
-----------------------------------                                  ----------------------------
           William F. Holly

By: /s/ Edward J. Merz                                          Date:           March 12, 1999
-----------------------------------                                  ----------------------------
           Edward J. Merz

By: /s/ David J. Willmott                                       Date:           March 12, 1999
-----------------------------------                                  ----------------------------
           David J. Willmott

By: /s/ Wesley T. Wood                                          Date:           March 12, 1999
-----------------------------------                                  ----------------------------
           Wesley T. Wood