Form 10QSB
period 1999-03-31
INTERVEST BANCSHARES CORP
filed 1999-05-10
CIK 927807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED March 31, 1999


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


                                 (212) 218-2800
                    ----------------------------------------
                (Issuer's telephone number, including area code)





Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES XX NO .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Title of Each Class:                                      Shares Outstanding:
--------------------                                      -------------------

Class A Common Stock, $1.00 par value per share           2,186,088 Outstanding at April 30, 1999
-----------------------------------------------           ---------------------------------------

Class B Common Stock, $1.00 par value per share             305,000 Outstanding at April 30, 1999
-----------------------------------------------             -------------------------------------

================================================================================

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

                                  FORM 10-QSB
                                 March 31, 1999

                               TABLE OF CONTENTS

        PART I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of
          March 31, 1999 (Unaudited) and December 31, 1998 .......    1

                Condensed Consolidated Statements of
                    Earnings (Unaudited) for the Quarters
                    Ended March 31, 1999 and 1998 ................    2

                Condensed Consolidated Statements of
                    Changes in Stockholder's Equity (Unaudited)
                    for the Quarters Ended March 31, 1999 and 1998    3

                Condensed Consolidated Statements of
                    Cash Flows (Unaudited) for the Quarters
                    Ended March 31, 1999 and 1998 ................    4

                Notes (Unaudited) to Condensed Consolidated
                    Financial Statements .........................    5


Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...............    8


Item 3. Quantitative and Qualitative Disclosures About Market Risk   15


PART II. OTHER INFORMATION

Item 1. Legal Proceedings ........................................   15

Item 2. Changes in Securities and Use of Proceeds ................   15

Item 3. Defaults Upon Senior Securities ..........................   15

Item 4. Submission of Matters to a Vote of Security Holders ......   15

Item 5. Other Information ........................................   15

Item 6. Exhibits and Reports on Form 8-K .........................   15

Signatures .......................................................   15

PART I. FINANCIAL INFORMATION
-----------------------------
   ITEM 1. Financial Statements
   ----------------------------

                Intervest Bancshares Corporation and Subsidiary
                      Condensed Consolidated Balance Sheets

                                           (Unaudited)
                                             March 31,  December 31,
($ in thousands, except par value)             1999        1998        Change
--------------------------------------------------------------------------------

ASSETS
Cash and due from banks                      $  3,171   $  2,876   $    295
Federal funds sold                                554      6,473     (5,919)
Short-term investments                          9,511      4,123      5,388
                                             --------   --------   --------
    Total cash and cash equivalents            13,236     13,472       (236)
Interest-bearing deposits with banks              100        199        (99)
Securities held to maturity, net
  (estimated fair value of
   $84,550 and $82,173, respectively)          85,327     82,338      2,989
Restricted security, Federal reserve
   bank stock, at cost                            233        233       --
Loans receivable (net of allowance
   for loan loss reserves of
   $1,775 and $1,662, respectively)            89,570     96,074     (6,504)
Accrued interest receivable                     1,808      1,800          8
Premises and equipment, net                     5,071      4,917        154
Deferred income tax asset                         669        579         90
Other assets                                    1,057        910        147
--------------------------------------------------------------------------------
Total assets                                 $197,071   $200,522   $ (3,451)
--------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Demand deposits                            $  4,442   $  3,027   $  1,415
  NOW deposits                                  7,584      7,955       (371)
  Savings deposits                             27,289     26,823        466
  Money-market deposits                        35,828     33,629      2,199
  Time deposits                                91,140     99,033     (7,893)
                                             --------   --------   --------
Total deposits                                166,283    170,467     (4,184)
Convertible debentures                          6,990      7,000        (10)
Accrued interest on convertible debentures        444        299        145
Mortgage escrow funds                           1,101        870        231
Official checks outstanding                     1,532      1,572        (40)
Other liabilities                                 845        747         98
--------------------------------------------------------------------------------
Total liabilities                             177,195    180,955     (3,760)
--------------------------------------------------------------------------------
Minority interest                                  17         23         (6)

STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares
     authorized, none issued)                    --         --         --
Class A common stock ($1.00 par value,
     7,500,000 shares  authorized,
     2,186,088 and 2,184,515 shares
     issued and outstanding, respectively)      2,186      2,184          2
Class B common stock ($1.00 par value,
     700,000 shares  authorized, 305,000
     and 300,000 issued and outstanding,
     respectively)                                305        300          5
Additional paid-in-capital, common             13,831     13,789         42
Retained earnings                               3,537      3,271        266
--------------------------------------------------------------------------------
Total stockholders' equity                     19,859     19,544        315
--------------------------------------------------------------------------------
Total liabilities, minority interest
     and stockholders' equity                 $197,071   $200,522   $ (3,451)
--------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiary
                 Condensed Consolidated Statements of Earnings
                                  (Unaudited)


                                            For the Quarter Ended
                                                   March 31,
                                                   ---------
($ in thousands, except per share data)         1999       1998      Change
--------------------------------------------------------------------------------

INTEREST AND DIVIDEND INCOME
Loans receivable                              $ 2,141    $ 1,793    $   348
Securities                                      1,263      1,029        234
Other interest-earning assets                      72         70          2
--------------------------------------------------------------------------------
Total interest and dividend income              3,476      2,892        584
--------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                        2,016      1,838        178
Convertible debentures                            155       --          155
--------------------------------------------------------------------------------
Total interest expense                          2,171      1,838        333
--------------------------------------------------------------------------------

Net interest and dividend income                1,305      1,054        251
Provision for loan loss reserves                  112        100         12

--------------------------------------------------------------------------------
Net interest and dividend income
     after provision for loan loss reserves     1,193        954        239
--------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                              32         26          6
Income from mortgage activities                    90         37         53
All other                                           1          2         (1)
--------------------------------------------------------------------------------
Total noninterest income                          123         65         58
--------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                    350        246        104
Occupancy and equipment, net                      107         97         10
Advertising and promotion                           7          8         (1)
Professional fees and services                     50         61        (11)
Stationery, printing and supplies                  40         27         13
All other                                          93         70         23
--------------------------------------------------------------------------------
Total noninterest expenses                        647        509        138
--------------------------------------------------------------------------------

Earnings before income taxes and
     change in accounting principle               669        510        159
Provision for income taxes                       (275)      (202)       (73)
Cumulative effect of change in
     accounting principle (note 6)               (128)      --         (128)
--------------------------------------------------------------------------------
Net earnings                                  $   266    $   308    $   (42)
--------------------------------------------------------------------------------

Basic earnings per share:
   Earnings before change in
     accounting principle                      $ 0.16    $  0.13    $  0.03
   Cumulative effect of change
     in accounting principle                    (0.05)      --        (0.05)
--------------------------------------------------------------------------------
   Net earnings per share                     $  0.11    $  0.13    $ (0.02)
--------------------------------------------------------------------------------

Diluted earnings per share:
   Earnings before change in
     accounting principle                     $ 0.14     $  0.09    $  0.05
   Cumulative effect of change in
     accounting principle                      (0.04)        --       (0.04)
--------------------------------------------------------------------------------
   Net earnings per share                     $  0.10    $  0.09    $  0.01
--------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiary
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)



                                             For the Quarter Ended
                                                  March 31,
                                                  ---------
($ in thousands)                             1999            1998
--------------------------------------------------------------------------------
CLASS A COMMON STOCK
Balance at beginning of period               $ 2,184   $ 2,124
Issuance of 510 shares in exchange
     for common stock of minority
     stockholders of Intervest Bank                1        --
Issuance of 1,063 shares upon the
     conversion of debentures                      1        --
Issuance of 12,250 shares upon
     exercise of warrants in 1998                 --        12
--------------------------------------------------------------------------------
Balance at end of period                       2,186     2,136
--------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of period                   300       300
Issuance of 5,000 shares upon
     the exercise of warrants                      5        --
--------------------------------------------------------------------------------
Balance at end of period                         305       300
--------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                13,789    13,360
Issuance of 510 shares in exchange
     for common stock of minority
     stockholders of Intervest Bank                6        --
Issuance of 1,063 shares upon the
     conversion of a debenture,
     net of issuance costs                         2        --
Compensation related to issuance
     of stock warrants                             6        --
Issuance of 5,000 shares upon
     exercise of Class B stock warrants           28        --
Issuance of 12,250 shares upon
     exercise of Class A stock warrants           --        73
--------------------------------------------------------------------------------
Balance at end of period                      13,831    13,433
--------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                 3,271     1,836
Net earnings for the period                      266       308
--------------------------------------------------------------------------------
Balance at end of period                       3,537     2,144
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total stockholders' equity
     at end of period                        $19,859   $18,013
--------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.
                                       3

                Intervest Bancshares Corporation and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                       For the Quarter Ended
                                                             March 31,
                                                             ---------
($ in thousands)                                         1999         1998
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                          $    266    $    308
Adjustments  to  reconcile  net  earnings  to
     net  cash  provided  by  operating activities:
Depreciation and amortization                               79          83
Provision for loan loss reserves                           112         100
Deferred income tax (benefit) expense                      (90)         29
Accrued interest expense on debentures                     155          --
Gain on sale of mortgage loans                             (56)         --
Compensation expense related to stock warrants               6          --
Amortization of premiums, fees and discounts, net          (99)          4
Increase in accrued interest
     receivable and other assets                          (167)       (225)
(Decrease) increase in official checks outstanding         (40)        169
Increase in other liabilities                               88          24
--------------------------------------------------------------------------------
Net cash provided by operating activities                  254         492
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
Decrease in interest-earning deposits                       99          --
Maturities and calls of securities held to maturity     16,525      10,426
Purchases of securities held to maturity               (19,500)    (17,568)
Sales of mortgage loans                                  5,660          --
Repayments (originations) of loans receivable, net         886      (7,691)
Purchases of premises and equipment, net                  (233)       (270)
--------------------------------------------------------------------------------
Net cash provided (used) by investing activities         3,437     (15,103)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, savings,
     NOW and money-market deposits                       3,709       4,741
Net (decrease) increase in time deposits                (7,893)      7,501
Net increase in mortgage escrow funds                      231         675
Proceeds from purchases of Federal funds                    --       1,160
Proceeds from issuance of common stock,
     net of issuance costs                                  26          85
--------------------------------------------------------------------------------
Net cash (used) provided by financing activities        (3,927)     14,162
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                 (236)       (449)
Cash and cash equivalents at beginning of period        13,472       9,176
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $ 13,236    $  8,727
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                              $2,063      $1,822
  Income taxes                                             405          87
Noncash financing activities:
  Issuance of common stock to
     minority stockholders of Intervest Bank                 7          --
  Conversion of convertible debentures
     into common stock                                      11          --
  Compensation related to stock warrants                     6          --
  Interest on convertible debentures                       155          --
--------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 1 - General
     The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiary in this report have not been audited except for the information derived from the audited Consolidated Balance Sheet as of December 31, 1998. The financial statements in this report should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders on Form 10-KSB for the year ended December 31, 1998. The consolidated financial statements include the accounts of Intervest Bancshares Corporation, a bank holding company (the "Holding Company"), and its subsidiary, Intervest Bank (the "Bank"). The Holding Company and the Bank are hereafter referred to as the Company on a consolidated basis. The Holding Company's primary business activity is the ownership of the Bank.

     On April 1, 1999, the Office of the Comptroller of the Currency granted final approval of the Holding Company's application to form "Intervest National Bank", a newly chartered commercial bank, which is a wholly owned subsidiary of the Holding Company. Intervest National Bank received its national charter and opened for business on April 1, 1999. It is located at One Rockefeller Plaza in New York City and provides full commercial banking services, including internet banking. Intervest National Bank is a member of the Federal Reserve Banking system and the Federal Deposit Insurance Corporation insures its deposits.

     All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented have been made. These adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

Note 2 - Loan Impairment and Credit Losses
     The Company monitors its loan portfolio to determine the appropriate level of the allowance for loan loss reserves based on various factors that are discussed on pages 22 and 23 of the Company's 1998 Annual Report on Form 10-KSB. No loans were classified as nonaccrual or impaired during the 1999 and 1998 reporting periods in this report. The table below summarizes the activity in the allowance for loan loss reserves:

--------------------------------------------------------------------------------
                                               For the Quarter Ended
                                                    March 31,
                                                    ---------
($ in thousands)                                   1999     1998
--------------------------------------------------------------------------------
Balance at beginning of period                    $1,662   $1,173
Provision for loan losses charged to operations      112      100
Recoveries                                             1        1
--------------------------------------------------------------------------------
Balance at end of period                          $1,775   $1,274
--------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 3 - Convertible Debentures
     In March 1999, a convertible debenture in the principal amount of $10,000 plus accrued interest was converted into 1,063 shares of Class A common stock at the election of the debenture holder. The conversion price was $10 per share.

Note 4 - Earnings Per Share (EPS)
         Basic EPS is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding. Diluted EPS is calculated by dividing adjusted net earnings by the weighted-average number of shares of common stock outstanding and dilutive potential common stock shares that may be outstanding in the future. Potential common stock shares may arise from outstanding dilutive common stock warrants (as computed by the "treasury stock method") and convertible debentures (as computed by the "if converted method"). Diluted EPS considers the potential dilution that could occur if the Company's outstanding stock warrants and convertible debentures were converted into common stock that then shared in the Company's adjusted earnings (as adjusted for interest expense, net of taxes, that would no longer occur if the debentures were converted).

     Net earnings applicable to common stock and the weighted-average number of common shares used for basic and diluted earnings per share computations are summarized as follows:

----------------------------------------------------------------------------------------
                                                               For the Quarter Ended
                                                                      March 31,
                                                                      ---------
                                                                 1999          1998
----------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net earnings applicable to common stockholders:
    Earnings before change in accounting principle          $   394,000    $   308,000
    Cumulative effect of change
          in accounting principle                              (128,000)          --
----------------------------------------------------------------------------------------
    Net earnings applicable to common stockholders          $   266,000    $   308,000
----------------------------------------------------------------------------------------
Average number of common shares outstanding                   2,489,831      2,426,457
----------------------------------------------------------------------------------------
Per share amount:
     Earnings before change in accounting principle         $      0.16    $      0.13
    Cumulative effect of change in accounting principle           (0.05)          --
----------------------------------------------------------------------------------------
    Basic net earnings per share                            $      0.11    $      0.13
----------------------------------------------------------------------------------------
          DILUTED EARNINGS PER SHARE
Adjusted net earnings applicable to common stockholders:
    Net earnings applicable to common stockholders          $   266,000    $   308,000
    Adjustment to net earnings from
          assumed conversion of debentures                       84,000           --
----------------------------------------------------------------------------------------
    Adjusted net earnings for diluted
          earnings per share computation                    $   350,000    $   308,000
----------------------------------------------------------------------------------------
Average number of common shares outstanding:
    Common shares outstanding                                 2,489,831      2,426,457
    Potential dilutive shares from conversion of warrants       310,774        846,282
    Potential dilutive shares resulting
          from conversion of debentures                         743,433           --
----------------------------------------------------------------------------------------
    Total average number of common shares
          outstanding used for dilution                       3,544,038      3,272,739
----------------------------------------------------------------------------------------
Per share amount:
    Earnings before change in accounting principle          $      0.14    $      0.09
    Cumulative effect of change in accounting principle           (0.04)          --
----------------------------------------------------------------------------------------
    Diluted net earnings per share                          $      0.10    $      0.09
----------------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 5 - Regulatory Capital
     The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 1999 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                         Ratios of   Minimum        To Be Considered
                                                          the Bank  Requirement     Well Capitalized
                                                          --------  -----------     ----------------
Total capital to risk-weighted assets                       11.62%     8.00%            10.00%
Tier 1 capital to risk-weighted assets                      10.36%     4.00%             6.00%
Tier 1 capital to total average assets-leverage ratio        6.06%     4.00%             5.00%

Note 6  Cumulative Effect of Change in Accounting Principle
     On January 1, 1999, the Company adopted as required the AICPA's Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires that all start-up costs (except for those that are capitalizable under other generally accepted accounting principles) be expensed as incurred. Previously, a portion of start-up costs were generally capitalized and amortized over a period of time.

     The adoption of this statement resulted in a net charge of $128,000 in the first quarter of 1999. The charge represents the expensing, net of a tax benefit, of cumulative start-up costs associated with organizing Intervest National Bank that had been capitalized through December 31, 1998, as discussed in note 1 on page 5 of this report.

                 ITEM 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                                    General
                                    -------

     Intervest Bancshares Corporation and Subsidiary (the "Company") earned $266,000 in the first quarter of 1999, compared to $308,000 in the first quarter of 1998. On a diluted basis, net earnings were $0.10 per common share, compared to $0.09 per common share in the first quarter of 1998.

     Results for the 1999 first quarter were effected by the Company's adoption, on January 1, 1999, of the AICPA's Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires that all start-up costs (except for those that are capitalizable under other generally accepted accounting principles) be expensed as incurred. Previously, a portion of start-up costs were generally capitalized and amortized over a period of time. The adoption of this statement resulted in a net charge of $128,000 in the first quarter of 1999. The charge represents the expensing, net of a tax benefit, of cumulative start-up costs that had been capitalized through December 31, 1998, associated with organizing Intervest National Bank that are no longer capitalizable for financial statement purposes as a result of SOP 98-5.

     Absent this change in accounting principle, the Company's net earnings for the first quarter of 1999 would have been $394,000, an increase of 28% from earnings reported in the same quarter last year. This increase was primarily due to higher net interest and dividend income, partially offset by an increase in noninterest expenses.

     On April 1, 1999, the Office of the Comptroller of the Currency granted final approval of the Holding Company's application to form "Intervest National Bank", a newly chartered commercial bank, which is a wholly owned subsidiary of the Holding Company. Intervest National Bank received its national charter and opened for business on April 1, 1999. It is located at One Rockefeller Plaza in New York City and provides full commercial banking services, including internet banking. Intervest National Bank is a member of the Federal Reserve Banking system and the Federal Deposit Insurance Corporation insures its deposits.

     The following table shows selected ratios of the Company at the end of or for the period indicated:


--------------------------------------------------------------------------------
                                             At or For the Quarter Ended
                                                  March 31, March 31,
                                                     1999    1998
--------------------------------------------------------------------------------
Stockholder's equity to total assets               10.07%   10.89%
Average stockholder's equity to average assets      9.89%   11.77%
Return on average assets (1)                        0.54%    0.77%
Return on average equity (1)                        5.42%    6.55%
Average interest-earning assets to
  interest-bearing liabilities                      1.10x    1.12x
Net interest margin (1)                             2.75%    2.77%
Noninterest expenses to average assets (1)          1.30%    1.27%
--------------------------------------------------------------------------------
(1) Ratios have been annualized for the three months.

   Comparison of Financial Condition at March 31, 1999 and December 31, 1998
   -------------------------------------------------------------------------

     Overview. Total assets at March 31, 1999 declined to $197,071,000, from $200,522,000 at December 31, 1998. The decrease was primarily due to a decline in loans receivable, partially offset by additional investments in securities held to maturity. Total liabilities decreased from $180,978,000 at December 31, 1998, to $177,212,000 at March 31, 1999, reflecting a decline in deposit liabilities.

     The Company's balance sheet was comprised of the following:

-------------------------------------------------------------------------------------------------
                                                At March 31, 1999           At December 31, 1998
                                                -----------------           --------------------
                                            Carrying       % of         Carrying       % of
($ in thousands)                              Value     Total Assets      Value    Total Assets
-------------------------------------------------------------------------------------------------
Cash and cash equivalents                   $ 13,236       6.7%        $ 13,472       6.7%
Securities held to maturity, net              85,327      43.3           82,338      41.1
Loans receivable, net                         89,570      45.5           96,074      47.9
All other assets                               8,938       4.5            8,638       4.3
-------------------------------------------------------------------------------------------------
Total assets                                $197,071     100.0%        $200,522     100.0%
-------------------------------------------------------------------------------------------------
Deposits                                    $166,283      84.4%        $170,467      85.0%
Convertible debentures                         6,990       3.5            7,000       3.5
All other liabilities                          3,939       2.0            3,511       1.8
-------------------------------------------------------------------------------------------------
Total liabilities                            177,212      89.9          180,978      90.3
-------------------------------------------------------------------------------------------------
Stockholders' equity                          19,859      10.1           19,544       9.7
-------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity  $197,071     100.0%        $200,522     100.0%
-------------------------------------------------------------------------------------------------


     Securities Held to Maturity. Securities held to maturity increased due to purchases of U.S. government agency securities, partially offset by maturities and calls of securities.

     Loans Receivable. Loans receivable decreased due to sale of four real estate loans (with an aggregate principal balance of $5,604,000) held by the Holding Company, as well as principal repayments on the entire loan portfolio. These reductions exceeded new loan originations during the quarter. The sale of the loans was made by the Holding Company in order to increase its liquidity in anticipation of funding Intervest National Bank's initial capital on April 1, 1999. The loans were sold to Intervest Corporation of New York, a related party, at estimated fair value. At March 31, 1999 and December 31, 1998, the Company did not have any loans on a nonaccrual status or classified as impaired.

     Allowance for Loan Loss Reserves. The Company monitors its loan portfolio to determine the appropriate level of the allowance for loan loss reserves based on various factors that are discussed on pages 22 and 23 of the Company's 1998 Annual Report on Form 10-KSB. At March 31, 1999, the allowance amounted to $1,775,000, compared to $1,662,000 at year-end 1998. The increase reflected management's intent to maintain the allowance at a level it believes to be adequate.

     All Other Assets. All other assets increased largely due to purchases of fixed assets and other assets in connection with organizing Intervest National Bank, and a higher level of deferred tax benefits.

        Deposits. Deposit liabilities decreased due to net deposit outflows, which management attributes to a decline in rates offered by the Bank for deposits. At March 31, 1999, time deposit accounts totaled $91,140,000 and demand deposit, savings, NOW and money-market accounts aggregated $75,143,000. This compared to deposits of $99,033,000 and $71,434,000, respectively, at December 31, 1998. Time deposits represented 55% of total deposits at March 31, 1999, compared to 58% at year-end 1998.

        All Other Liabilities. All other liabilities increased largely due to a higher level of mortgage escrow funds, which represent advance payments by borrowers for taxes and insurance, and an increase in accrued interest payable on convertible debentures outstanding.

     Stockholders' Equity and Regulatory Capital. Stockholders' equity increased almost entirely as a result of net income of $266,000, the issuance of 1,063 shares of Class A common stock upon the conversion of a convertible debenture, 510 Class A shares in exchange for the shares of minority shareholders of the Bank, and the issuance of 5,000 Class B shares upon the exercise of stock warrants. The issuance of such shares resulted in, net of issuance costs, a $43,000 aggregate increase in stockholders' equity.

     The Bank's Tier 1 leverage capital ratio was 6.06% at March 31, 1999, compared to 6.04% at December 31, 1998. The Bank's total risk-based capital ratio amounted to 11.62% at March 31, 1999, compared to 11.15% at year-end 1998. The Bank is a well-capitalized institution.

                        Liquidity and Capital Resources
                        -------------------------------

     The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment funding commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Bank's branch offices; amortization, satisfactions and repayments of loans; the maturities and calls of securities; and cash provided by operating activities. For additional information about the cash flows from the Company's operating, investing and financing activities, see the condensed consolidated statements of cash flows on page 4 of this report. At March 31, 1999, the Company's total commitment to lend and invest aggregated $5,600,000. Based on its cash flow projections, the Company believes that it can fund all of its outstanding commitments and future capital expenditures from the aforementioned sources of funds.

     On April 1, 1999, the Holding Company acquired all the outstanding common stock of Intervest National Bank for $9,000,000 in cash, which represents the new bank's initial capital base. For additional discussion of Intervest National Bank, see page 8 of this report.

                               Interest Rate Risk
                               ------------------

         Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The principal objective of the Company's asset/liability management strategy is to minimize its exposure to changes in interest rates. The Company uses gap analysis, which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. At March 31, 1999, the Company's one-year negative interest-rate sensitivity gap was $81,283,000, or 41.2% of total assets, compared to $73,637,000, or 36.7%, at December 31, 1998. For a further discussion of interest rate risk and gap analysis, including all the assumptions used in developing the Company's one-year gap position, see the Company's 1998 Annual Report on Form 10-KSB, pages 26 and 27.

                              Year 2000 Compliance
                              --------------------

     The Year 2000 issue is the result of computer programs, which were written using two digits rather than four digits to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000, which could result in system failures or miscalculations.

     The Company is aware of the many areas affected by the Year 2000 computer issue, as addressed by the Federal Financial Institutions Examination Council in its interagency statement, which provided an outline for institutions to effectively manage the Year 2000 challenges. The Board of Directors has approved a Year 2000 plan, which addresses Year 2000 issues therein, including awareness, assessment, renovation, validation, implementation, testing and contingency planning. The Company has formed a Year 2000 committee that is responsible for the oversight of completing the Year 2000 plan on a timely basis.

     The Company has completed its testing phase of mission critical systems and has determined that the costs of making modifications to correct any Year 2000 issues will not materially affect reported operating results. The Company's contingency plan relative to Year 2000 issues has been finalized and will be tested prior to June 30, 1999. During this testing phase, management will determine if it is necessary to develop a worst case scenario contingency plan resulting from the lack of electrical supply and or telephone service. Based on testing results, the Company's mission critical systems have been deemed to be Year 2000 compliant and, therefore, a contingency plan has not been developed with respect to those systems. With regards to non-mission critical internal systems, the Company's contingency plans are to replace those systems that test as being noncompliant. Alternatively, some systems could be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, the Company will terminate those relationships and transfer to Year 2000 compliant vendors

     The Company also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified and questionnaires have been completed to assess the inherent risks. Deposit customers have received statement stuffers and informational material in this regard. The Company plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

     Although management believes that the Company will not incur material costs associated with the Year 2000 issue, there can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to the Company's customers and vendors inability to perform according to their agreements with the Company or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the Year 2000 issue or that the costs involved in such process will not have a material adverse effect on the Company's business, financial condition, and results of operations.

         It is anticipated that the Company's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly, the Company will maintain its liquidity levels to meet any increased demand.

           Comparison of Results of Operations for the Quarters Ended
                            March 31, 1999 and 1998
--------------------------------------------------------------------------------

     Overview. The Company had net earnings of $266,000 in the first quarter of 1999, compared to $308,000 in the first quarter of 1998. On a diluted per share basis, net earnings was $0.10, compared to $0.09 in the first quarter of 1998.

         Results for the 1999 first quarter included a one-time charge related to the Company's adoption, on January 1, 1999, of the AICPA's Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires that all start-up costs (except for those that are capitalizable under other generally accepted accounting principles) be expensed as incurred. Previously, a portion of start-up costs were generally capitalized and amortized over a period of time. The adoption of this statement resulted in a net charge of $128,000 in the first quarter of 1999. The charge represents the expensing, net of a tax benefit, of cumulative start-up costs that had been capitalized through December 31, 1998, associated with organizing Intervest National Bank, a wholly owned subsidiary of Intervest Bancshares Corporation, that are no longer capitalizable for financial statement purposes as a result of SOP 98-5.

     Absent this change in accounting principle, the Company's earnings for the first quarter of 1999 would have been $394,000, an increase of 28% from earnings reported in the same quarter last year. This increase was primarily due to a $251,000 increase in net interest and dividend income, partially offset by an increase in noninterest expenses of $138,000.

     Net Interest and Dividend Income. Net interest and dividend income is the Company's largest source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

     The table that follows on the next page sets forth information on average assets, liabilities and stockholders equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. The yields and rates shown are based on a computation of annualized income/expense for each period divided by average interest-earning assets/interest-bearing liabilities during each period. Certain yields and rates shown are adjusted for related fee income or expense. Average balances are derived from daily balances. Net interest margin is computed by dividing annualized net interest and dividend income by the average of total interest-earning assets during each period.

----------------------------------------------------------------------------------------------------------------------
                                                                        For the Quarter Ended
                                                  -------------------------------------------------------------------
                                                         March 31, 1999                       March 31, 1998
                                                  --------------------------------   --------------------------------
                                                  Average    Interest       Yield/   Average      Interest    Yield/
($ in thousands)                                  Balance    Inc./Exp.      Rate     Balance      Inc./Exp.    Rate
----------------------------------------------------------------------------------------------------------------------
     Assets
Interest-earning assets:
Loans                                            $ 96,686    $  2,141       8.86%    $ 79,499    $  1,793      9.02%
Securities                                         86,328       1,263       5.85       66,939       1,029      6.15
Other interest-earning assets                       6,725          72       4.28        5,664          70      4.94
----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                     189,739    $  3,476       7.33%     152,102    $  2,892      7.61%
----------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                          8,591                               7,672
----------------------------------------------------------------------------------------------------------------------
Total assets                                     $198,330                            $159,774
----------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW deposits                                     $  7,321    $     56       3.06%    $  4,852    $     44      3.63%
Savings deposits                                   26,942         279       4.14       14,422         173      4.80
Money-market deposits                              36,102         387       4.29       17,965         216      4.80
Time deposits                                      94,349       1,294       5.49       98,910       1,405      5.68
                                              ------------------------------------------------------------------------
Total deposit accounts                            164,714       2,016       4.90      136,149       1,838      5.40
                                              ------------------------------------------------------------------------
Convertible debentures and accrued interest         7,351         155       8.43          --          --        --
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                172,065    $  2,171       5.05%     136,149    $  1,838      5.40%
----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                        3,737                               3,157
Noninterest-bearing liabilities                     2,909                               1,656
Stockholders' equity                               19,619                              18,812
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity       $198,330                            $159,774
----------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                      $  1,305       2.28%                $  1,054      2.21%
----------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin               $ 17,674                   2.75%    $ 15,953                  2.77%
----------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
to total interest-bearing liabilities               1.10x                               1.12x
----------------------------------------------------------------------------------------------------------------------



     Net interest and dividend income increased to $1,305,000 in the first quarter of 1999, from $1,054,000 in the 1998 first quarter. The increase was entirely due to growth in the Company's balance sheet. The Company's net interest margin was 2.75% for the first quarter of 1999, relatively unchanged from the same period of 1998, as an increase in the Company's interest rate spread was offset by a decline in the ratio of its average interest-earning assets to average interest-bearing liabilities.

         The yield on the Company's earning assets declined by 28 basis points due to calls of higher-yielding securities, new purchases of securities and originations of loans at lower rates, rate resets downward on the loan portfolio and an increase in the percentage of earning assets held as securities. Investments in securities as well as other short-term investments have lower yields than the Company's loan portfolio. The Company's cost of funds declined by 35 basis points due to lower rates paid on deposit accounts as well as an increase in lower-cost deposits held in checking, savings and money-market accounts. These factors were partially offset by the higher-cost funds obtained through the sale of convertible debentures in June 1998.

     The table that follows sets forth information regarding changes in interest and dividend income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

--------------------------------------------------------------------------------
                                   For the Quarter Ended March 31, 1999 vs. 1998
                                   ---------------------------------------------
                                           Increase (Decrease) Due to Change in:
                                           -------------------------------------
($ in thousands)                              Rate    Volume Rate/Volume Total
--------------------------------------------------------------------------------
Interest-earning assets:
Loans                                         $(32)   $ 388    $  (8)   $ 348
Securities                                     (50)     298      (14)     234
Other interest-earning assets                   (9)      13       (2)       2
--------------------------------------------------------------------------------
Total interest-earning assets                  (91)     699      (24)     584
--------------------------------------------------------------------------------
Interest-bearing liabilities:
NOW deposits                                    (7)      22       (3)      12
Savings deposits                               (24)     150      (20)     106
Money-market deposits                          (23)     218      (24)     171
Time deposits                                  (47)     (65)       1     (111)
                                           -------------------------------------
Total deposit accounts                        (101)     325      (46)     178
Convertible debentures                        --       --        155      155
--------------------------------------------------------------------------------
Total interest-bearing liabilities            (101)     325      109      333
--------------------------------------------------------------------------------
Net change in interest and dividend income   $  10    $ 374    $(133)   $ 251
--------------------------------------------------------------------------------

     Provision for Loan Loss Reserves. The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves. The provision amounted to $112,000 in the first quarter of 1999, compared to $100,000 in the first quarter of 1998.

     Noninterest Income. Total noninterest income increased to $123,000 in the first quarter of 1999, from $65,000 in the first quarter of 1998. The increase from last year's period was entirely due to a $56,000 gain from the sale of mortgage loans (see page 9 under the caption Loans Receivable).

     Noninterest Expenses. Total noninterest expenses increased to $647,000 in the first quarter of 1999, from $509,000 in the first quarter of 1998. The increase over last year's period was largely due to an increase in salaries and employee benefits, resulting primarily from increased staff due to Intervest National Bank (which opened on April 1, 1999) and normal salary increases.

     Provision for Income Taxes. The provision for income taxes increased to $275,000 in the first quarter of 1999, from $202,000 in the first quarter of 1998, due to higher pre-tax earnings. The Companys effective tax rate (inclusive of state and local taxes) amounted to 41.1% in the first quarter of 1999, compared to 39.6% in the same quarter of 1998.

     Cumulative Effect of Change in Accounting Principle. The cumulative effect of change in accounting principle represents the required adoption, on January 1, 1999, of the AICPA's Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which applies to all companies except as provided for therein. The SOP requires that all start-up costs (except for those that are capitalizable under other generally accepted accounting principles) be expensed as incurred. Previously, a portion of start-up costs were generally capitalized and amortized over a period of time. The adoption of this statement resulted the immediate expensing of $193,000 in start-up costs capitalized as of December 31, 1998 in connection with organizing Intervest National Bank, a wholly owned subsidiary of Intervest Bancshares Corporation that was chartered and began business on April 1, 1999. A deferred tax benefit of $65,000 was recorded in conjunction with the expensing of the start-up costs.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company's asset and liability management strategy, the fair value of its financial instruments as well as the effects of interest rate risk, see pages 26 through 29 and 51 and 52 of the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1998. At March 31, 1999, the Company's one-year negative interest-rate sensitivity gap was $81,283,000, or 41.2% of total assets, compared to $73,637,000, or 36.7%, at December 31, 1998. There has been no significant change in the market value of the Company's financial instruments at March 31, 1999.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
        Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds
(a)     Not Applicable
(b)     Not Applicable
(c)     Not Applicable
(d)     Not Applicable

ITEM 3.  Defaults Upon Senior Securities
        Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
        Not Applicable

ITEM 5.  Other Information
        Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K
(a) Exhibit Index (numbered in accordance with Item 601 of Regulation S-B) 27- Financial Data Schedule (For SEC Purposes only)
(b) No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

Date:  May 9, 1999            By:    /s/ Lowell S. Dansker
                                     ---------------------
                              Lowell S. Dansker, President and Treasurer
                              (Chief Financial Officer)

Date:  May 9, 1999            By:    /s/ Lawrence G. Bergman
                                     ---------------------
                              Lawrence G. Bergman,  Vice President and Secretary