Form 10QSB
period 1999-06-30
INTERVEST BANCSHARES CORP
filed 1999-08-10
CIK 927807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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


                        10 Rockefeller Plaza, Suite 1015
                          New York, New York 10020-1903
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 218-2800
       ------------------------------------------------------------------
                (Issuer's telephone number, including area code)



Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES XX NO .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Title of Each Class:                    Shares Outstanding:
             --------------------                    -------------------

         Class A Common Stock,                   2,193,280 Outstanding at
          $1.00 par value per share                    August 1, 1999
          -------------------------                    --------------

         Class B Common Stock,                    305,000 Outstanding at
          $1.00 par value per share                    August 1, 1999
          -------------------------                    --------------

-------------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB
                                  June 30, 1999

                                TABLE OF CONTENTS

         PART I. FINANCIAL INFORMATION                                                                           Page

              Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets
                     as of June 30, 1999 (Unaudited) and December 31, 1998 ................................        1

                  Condensed Consolidated Statements of Earnings (Unaudited)
                     for the Quarter and Six-Months Ended June 30, 1999 and 1998 ..........................        2

                  Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                     for the Six-Months Ended June 30, 1999 and 1998.......................................        3

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                     for the Six-Months Ended June 30, 1999 and 1998.......................................        4

                  Notes to Condensed Consolidated Financial Statements (Unaudited) ........................        5


              Item 2.      Management's Discussion and Analysis of Financial Condition
                              and Results of Operations....................................................        9


              Item 3.      Quantitative and Qualitative Disclosures About Market Risk......................       17


           PART II. OTHER INFORMATION

              Item 1.      Legal Proceedings...............................................................       18

              Item 2.      Changes in Securities and Use of Proceeds.......................................       18

              Item 3.      Defaults Upon Senior Securities.................................................       18

              Item 4.      Submission of Matters to a Vote of Security Holders.............................       18

              Item 5.      Other Information...............................................................       18

              Item 6.      Exhibits and Reports on Form 8-K   .............................................       18

               Signatures..................................................................................       19


PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. Financial Statements
----------------------------

                Intervest Bancshares Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                               (Unaudited)
                                                                                  June 30,   December 31,
        ($ in thousands, except par value)                                          1999        1998
        ---------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                           $  2,712   $  2,876
Federal funds sold                                                                   5,900      6,473
Short-term investments                                                               1,328      4,123
                                                                                  --------   --------
    Total cash and cash equivalents                                                  9,940     13,472
Interest-bearing deposits with banks                                                   100        199
Securities held to maturity, net
    (estimated fair value of  $81,465 and $82,173, respectively)                    83,691     82,338
Restricted security, Federal Reserve Bank stock, at cost                               519        233
Loans receivable  (net of allowance for loan loss reserves of
    $1,997 and  $1,662, respectively)                                               98,670     96,074
Accrued interest receivable                                                          1,675      1,800
Premises and equipment, net                                                          5,559      4,917
Deferred income tax asset                                                              682        579
Other assets                                                                         1,211        910
-------------------------------------------------------------------------------   --------   --------
Total assets                                                                      $202,047   $200,522
-------------------------------------------------------------------------------   --------   --------

LIABILITIES
Deposits:
   Demand deposits                                                                $  3,379   $  3,027
   NOW deposits                                                                      7,745      7,955
   Savings deposits                                                                 25,017     26,823
   Money-market deposits                                                            41,126     33,629
   Time deposits                                                                    92,381     99,033
                                                                                  --------   --------
Total deposits                                                                     169,648    170,467
Federal funds purchased                                                              1,325       --
Convertible debentures                                                               6,940      7,000
Accrued interest on convertible debentures                                             589        299
Mortgage escrow funds                                                                1,590        870
Official checks outstanding                                                          1,108      1,572
Other liabilities                                                                      715        747
-------------------------------------------------------------------------------   --------   --------
Total liabilities                                                                  181,915    180,955
-------------------------------------------------------------------------------   --------   --------

Minority interest                                                                       18         23

STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                              --         --
Class A common stock ($1.00 par value, 7,500,000 shares authorized,
    2,193,280 and 2,184,515 shares issued and outstanding, respectively)             2,193      2,184
Class B common stock ($1.00 par value, 700,000 shares authorized,
     305,000 and 300,000 issued and outstanding, respectively)                         305        300
Additional paid-in-capital, common                                                  13,893     13,789
Retained earnings                                                                    3,723      3,271
-------------------------------------------------------------------------------   --------   --------
Total stockholders' equity                                                          20,114     19,544
-------------------------------------------------------------------------------   --------   --------
Total liabilities, minority interest and stockholders' equity                     $202,047   $200,522
-------------------------------------------------------------------------------   --------   --------

 See accompanying notes to condensed consolidated financial statements


                Intervest Bancshares Corporation and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                               For the                    For the
                                                                           Quarter Ended              Six-Months Ended
                                                                              June 30,                    June 30,
                                                                     ------------- ------------- ------------- ------------
($ in thousands, except per share data)                                    1999        1998          1999         1998
-------------------------------------------------------------------- ------------- ------------- ------------- ------------

INTEREST AND DIVIDEND INCOME
Loans receivable                                                           $2,043        $1,957        $4,184       $3,750
Securities                                                                  1,218         1,009         2,481        2,038
Other interest-earning assets                                                 128           109           200          179
-------------------------------------------------------------------- ------------- ------------- ------------- ------------
Total interest and dividend income                                          3,389         3,075         6,865        5,967
-------------------------------------------------------------------- ------------- ------------- ------------- ------------

INTEREST EXPENSE
Deposits                                                                    1,973         1,958         3,989        3,796
Convertible debentures                                                        164            17           319           17
-------------------------------------------------------------------- ------------- ------------- ------------- ------------
Total interest expense                                                      2,137         1,975         4,308        3,813
-------------------------------------------------------------------- ------------- ------------- ------------- ------------

Net interest and dividend income                                            1,252         1,100         2,557        2,154
Provision for loan loss reserves                                              223           130           335          230
-------------------------------------------------------------------- ------------- ------------- ------------- ------------
Net interest and dividend income
      after provision for loan loss reserves                                1,029           970         2,222        1,924
-------------------------------------------------------------------- ------------- ------------- ------------- ------------

NONINTEREST INCOME
Customer service fees                                                          34            30            66           56
Income from mortgage activities                                                66            54           156           91
All other                                                                       -             1             1            3
-------------------------------------------------------------------- ------------- ------------- ------------- ------------
Total noninterest income                                                      100            85           223          150
-------------------------------------------------------------------- ------------- ------------- ------------- ------------

NONINTEREST EXPENSES
Salaries and employee benefits                                                380           274           730          520
Occupancy and equipment, net                                                  214           107           321          204
Advertising and promotion                                                       4             4            11           12
Professional fees and services                                                 53            60           103          121
Stationery, printing and supplies                                              42            29            82           56
All other                                                                     130            53           223          123
-------------------------------------------------------------------- ------------- ------------- ------------- ------------
Total noninterest expenses                                                    823           527         1,470        1,036
-------------------------------------------------------------------- ------------- ------------- ------------- ------------

Earnings before income taxes & change in accounting principle                 306           528           975        1,038
Provision for income taxes                                                    120           203           395          405
Cumulative effect of change in accounting principle (note 6)                    -             -         (128)            -
-------------------------------------------------------------------- ------------- ------------- ------------- ------------
Net earnings                                                               $  186        $  325        $  452       $  633
-------------------------------------------------------------------- ------------- ------------- ------------- ------------

Basic earnings per share:
   Earnings before change in accounting principle                          $ 0.07        $ 0.13        $ 0.23       $ 0.26
   Cumulative effect of change in accounting principle                          -             -        (0.05)            -
-------------------------------------------------------------------- ------------- ------------- ------------- ------------
   Net earnings per share                                                  $ 0.07        $ 0.13        $ 0.18       $ 0.26
-------------------------------------------------------------------- ------------- ------------- ------------- ------------

Diluted earnings per share:
   Earnings before change in accounting principle                          $ 0.07        $ 0.10        $ 0.21       $ 0.19
   Cumulative effect of change in accounting principle                          -             -        (0.05)            -
-------------------------------------------------------------------- ------------- ------------- ------------- ------------
   Net earnings per share                                                  $ 0.07        $ 0.10        $ 0.16       $ 0.19
-------------------------------------------------------------------- ------------- ------------- ------------- ------------
See accompanying notes to condensed consolidated financial statements.


                Intervest Bancshares Corporation and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)


                                                                                          For the Six-Months Ended
                                                                                                  June 30,
                                                                                       --------------------------------
($ in thousands)
                                                                                             1999            1998
-------------------------------------------------------------------------------------- ----------------- --------------

CLASS A COMMON STOCK
Balance at beginning of period                                                                  $ 2,184        $ 2,124
Issuance of 510 shares in exchange for common stock of minority
     stockholders of Intervest Bank                                                                   1              -
Issuance of 6,455 shares upon the conversion of debentures                                            6              -
Issuance of 1,800 and 33,500 shares, respectively, upon exercise of warrants                          2             34
-------------------------------------------------------------------------------------- ----------------- --------------
Balance at end of period                                                                          2,193          2,158
-------------------------------------------------------------------------------------- ----------------- --------------

CLASS B COMMON STOCK
Balance at beginning of period                                                                      300            300
Issuance of 5,000 shares upon the exercise of warrants                                                5              -
-------------------------------------------------------------------------------------- ----------------- --------------
Balance at end of period                                                                            305            300
-------------------------------------------------------------------------------------- ----------------- --------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                                   13,789         13,360
Issuance of 510 shares in exchange for common stock of minority
     stockholders of Intervest Bank                                                                   6              -
Issuance of 6,455 shares upon the conversion of debentures, net of
      issuance costs                                                                                 46              -
Compensation related to issuance of Class B stock warrants                                           13             30
Issuance of 5,000 shares upon exercise of Class B stock warrants                                     28              -
Issuance of 1,800 and 33,500 shares, respectively, upon exercise of Class A
      stock warrants                                                                                 11            201
-------------------------------------------------------------------------------------- ----------------- --------------
Balance at end of period                                                                         13,893         13,591
-------------------------------------------------------------------------------------- ----------------- --------------

RETAINED EARNINGS
Balance at beginning of period                                                                    3,271          1,836
Net earnings for the period                                                                         452            633
-------------------------------------------------------------------------------------- ----------------- --------------
Balance at end of period                                                                          3,723          2,469
-------------------------------------------------------------------------------------- ----------------- --------------

-------------------------------------------------------------------------------------- ----------------- --------------
Total stockholders' equity at end of period                                                     $20,114        $18,518
-------------------------------------------------------------------------------------- ----------------- --------------

     See accompanying notes to condensed consolidated financial statements.


                Intervest Bancshares Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        For the Six Months Ended
                                                                                                June 30,
                                                                                   ------------------------------------
     ($ in thousands)                                                                          1999           1998
     ----------------------------------------------------------------------------- ------------------ -----------------

     OPERATING ACTIVITIES
     Net earnings                                                                           $    452          $    633
     Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                               187               125
     Provision for loan loss reserves                                                            335               230
     Deferred income tax (benefit) expense                                                     (103)                18
     Interest expense on debentures                                                              313                16
     Gain on sale of mortgage loans                                                             (56)                 -
     Compensation expense related to stock warrants                                               13                30
     Amortization of premiums, fees and discounts, net                                          (95)                69
     Increase in accrued interest receivable and other assets                                  (181)             (374)
     (Decrease) increase in official checks outstanding                                        (464)               147
     Increase in other liabilities                                                                30               154
     ----------------------------------------------------------------------------- ------------------ -----------------
     Net cash provided by operating activities                                                   431             1,048
     ----------------------------------------------------------------------------- ------------------ -----------------

     INVESTING ACTIVITIES
     Decrease (increase) in interest-earning deposits with banks                                  99             (100)
     Maturities and calls of securities held to maturity                                      24,056            21,576
     Purchases of securities held to maturity                                               (25,427)          (23,568)
     Sales of mortgage loans                                                                   5,660                 -
     Originations of loans receivable, net of principal repayments                           (8,501)          (14,136)
     Purchases of Federal Reserve Bank stock                                                   (286)                 -
     Purchases of premises and equipment, net                                                  (829)             (278)
     ----------------------------------------------------------------------------- ------------------ -----------------
     Net cash used by investing activities                                                   (5,228)          (16,506)
     ----------------------------------------------------------------------------- ------------------ -----------------

     FINANCING ACTIVITIES
     Net increase in demand, savings, NOW and money-market deposits                            5,833             9,557
     Net (decrease) increase in time deposits                                                (6,652)             8,118
     Net increase in mortgage escrow funds                                                       720               945
     Net increase in Federal funds purchased                                                   1,325                 -
     Proceeds from sale of convertible debentures                                                  -             6,523
     Proceeds from issuance of common stock, net of issuance costs                                39               235
     ----------------------------------------------------------------------------- ------------------ -----------------
     Net cash provided by financing activities                                                 1,265            25,378
     ----------------------------------------------------------------------------- ------------------ -----------------

     Net (decrease) increase in cash and cash equivalents                                    (3,532)             9,920

     Cash and cash equivalents at beginning of period                                         13,472             9,176

     ----------------------------------------------------------------------------- ------------------ -----------------
     Cash and cash equivalents at end of period                                              $ 9,940          $ 19,096
     ----------------------------------------------------------------------------- ------------------ -----------------

     SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
        Interest                                                                             $ 4,040         $   3,798
        Income taxes                                                                             701               229
     Noncash financing activities:
        Issuance of common stock to minority stockholders of Intervest Bank                        7                 -
        Conversion of convertible debentures into common stock                                    60                 -
     ----------------------------------------------------------------------------- ------------------ -----------------

         See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 1 - General

The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiaries in this report have not been audited except for the information derived from the audited Consolidated Balance Sheet as of December 31, 1998. The consolidated financial statements include the accounts of Intervest Bancshares Corporation, a bank holding company (the "Holding Company"), and its subsidiaries, Intervest Bank and Intervest National Bank (the "Banks"). The Holding Company and the Banks are hereafter referred to as the "Company" on a consolidated basis. The Holding Company's primary business activity is the ownership of the Banks. The financial statements in this report should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders on Form 10-KSB for the year ended December 31, 1998.

Intervest National Bank received its national charter from the Office of the Comptroller of the Currency ("OCC") and opened for business on April 1, 1999. Intervest National Bank is a full-service commercial bank and is subject to the supervision of and examination by the OCC. The principal executive office of Intervest National Bank is located at One Rockefeller Plaza, Suite 300, New York, New York, 10020 and its telephone number is (212) 218-8383. The Banks primarily focus on providing personalized banking services to businesses and individuals within their respective market areas. The Banks originate mainly real estate loans (primarily commercial and multifamily) and to a lesser extent, commercial loans to businesses and consumer loans. Intervest National Bank also provides internet banking at its web site www.intervestnatbank.com.

The following table provides selected financial information regarding the Holding Company and the Banks at June 30, 1999.

    --------------------------------------------------------- --------------- ------------- -------------- ---------------
                                                                                                Intervest
                                                                     Holding     Intervest  National Bank
    ($ in thousands)                                                 Company          Bank                   Consolidated
    --------------------------------------------------------- --------------- ------------- -------------- ---------------
    Total assets                                                     $27,745      $178,260        $16,768        $202,047
    Total cash and cash equivalents                                    1,359         2,518          6,343           9,940
    Total securities held to maturity, net                                 -        80,764          2,927          83,691
    Total  loans,   net  of  unearned  fees  and  loan  loss           5,226        87,475          5,969          98,670
    allowance
    Total deposits                                                         -       162,057          7,967         169,648
    Total convertible debentures                                       6,940             -              -           6,940
    Total stockholders' equity                                        20,114        11,829          8,635          20,114
    --------------------------------------------------------- --------------- ------------- -------------- ---------------

All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current periods' presentation.

Intervest Bancshares Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------
Note 2 - Loan Impairment and Credit Losses

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

The table below summarizes the activity in the allowance for loan loss reserves:

--------------------------------------------------------------- ---------------------------- -- ------------------------------
                                                                   For the Quarter Ended          For the Six -Months Ended
                                                                          June 30,                        June 30,
                                                                                                ------------------------------
                                                                -------------- -------------
($ in thousands)                                                         1999          1998              1999           1998
--------------------------------------------------------------- -------------- ------------- -- -------------- --------------
Balance at beginning of period                                         $1,774        $1,274            $1,662         $1,173
Provision for loan losses charged to operations                           223           130               335            230
Recoveries                                                                  -             1                 -              2
--------------------------------------------------------------- -------------- ------------- -- -------------- --------------
Balance at end of period                                               $1,997        $1,405            $1,997         $1,405
--------------------------------------------------------------- -------------- ------------- -- -------------- --------------

Note 3 - Convertible Debentures

In the first half of 1999, convertible debentures in the aggregate principal amount of $60,000, plus accrued interest, were converted into shares of Class A common stock at the election of the debenture holders. The conversion price was $10 per share.

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

Net earnings applicable to common stock and the weighted-average number of common shares used for basic and diluted earnings per share computations are summarized in the table that follows:



Intervest Bancshares Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------- -------------------------- ---------------------------
                                                                             For the Quarter Ended     For the Six-Months Ended
                                                                                   June 30,                    June 30,
                                                                           ------------- ------------ -------------- ------------
                                                                               1999         1998          1999          1998
                                                                           ------------- ------------ -------------- ------------
--------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net earnings applicable to common stockholders:
  Earnings before change in accounting principle                               $186,000     $325,000       $580,000     $633,000
  Cumulative effect of change in accounting principle                                 -            -      (128,000)            -
-------------------------------------------------------------------------- ------------- ------------ -------------- ------------
 Net earnings applicable to common stockholders                                $186,000     $325,000       $452,000     $633,000
-------------------------------------------------------------------------- ------------- ------------ -------------- ------------
Average number of common shares outstanding                                   2,494,567    2,453,140      2,492,212    2,440,595
-------------------------------------------------------------------------- ------------- ------------ -------------- ------------
Per share amount:
  Earnings before change in accounting principle                                  $0.07        $0.13          $0.23        $0.26
  Cumulative effect of change in accounting principle                                 -            -         (0.05)            -
-------------------------------------------------------------------------- ------------- ------------ -------------- ------------
  Basic net earnings per share                                                    $0.07        $0.13          $0.18        $0.26
-------------------------------------------------------------------------- ------------- ------------ -------------- ------------

DILUTED EARNINGS PER SHARE
Adjusted net earnings applicable to common stockholders:
  Net earnings applicable to common stockholders                               $186,000     $325,000       $452,000     $633,000
  Adjustment to net earnings from assumed conversion of debentures (1)                -        9,000              -        9,000
-------------------------------------------------------------------------- ------------- ------------ -------------- ------------
  Adjusted net earnings for diluted earnings per share computation             $186,000     $334,000       $452,000     $642,000
-------------------------------------------------------------------------- ------------- ------------ -------------- ------------
Average number of common shares outstanding:
  Common shares outstanding                                                   2,494,567    2,453,140      2,492,212    2,440,595
  Potential dilutive shares from conversion of warrants                         346,866      862,456        330,844      839,291
  Potential dilutive shares resulting from conversion of debentures (1)               -       67,037              -       33,518
-------------------------------------------------------------------------- ------------- ------------ -------------- ------------
  Total average number of common shares outstanding used for dilution         2,841,433    3,382,633      2,823,056    3,313,404
-------------------------------------------------------------------------- ------------- ------------ -------------- ------------
Per share amount:
  Earnings before change in accounting principle                                  $0.07        $0.10          $0.21        $0.19
  Cumulative effect of change in accounting principle                                 -            -         (0.05)            -
-------------------------------------------------------------------------- ------------- ------------ -------------- ------------
  Diluted net earnings per share                                                  $0.07        $0.10          $0.16        $0.19
-------------------------------------------------------------------------- ------------- ------------ -------------- ------------
      (1) The  convertible  debentures  were not diluted  for the 1999  periods and their  impact was  excluded  from the EPS computations.

Note 5 - Regulatory Capital

The  Banks  are  required  to  maintain  certain  minimum   regulatory   capital
requirements.  The  following  is a summary at June 30,  1999 of the  regulatory capital requirements and actual capital of each bank on a percentage basis:

                                                              Actual            Minimum                  To Be Considered
Intervest Bank                                                Ratios            Requirement              Well Capitalized
                                                             ---------         ------------              -----------------
Total capital to risk-weighted assets                         11.77%                8.00%                      10.00%
Tier 1 capital to risk-weighted assets                        10.51%                4.00%                       6.00%
Tier 1 capital to total average assets - leverage ratio        6.36%                4.00%                       5.00%

                                                              Actual            Minimum                  To Be Considered
Intervest National Bank                                       Ratios            Requirement              Well Capitalized
                                                             ---------         ------------              -----------------
Total capital to risk-weighted assets                         96.93%                8.00%                      10.00%
Tier 1 capital to risk-weighted assets                        95.85%                4.00%                       6.00%
Tier 1 capital to total average assets - leverage ratio       79.24%                4.00%                       5.00%

Intervest Bancshares Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 6 - Cumulative Effect of Change in Accounting Principle

On January 1, 1999, the Company adopted as required the AICPA's Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that all start-up costs (except for those that are capitalizable under other generally accepted accounting principles) be expensed as incurred for financial statement purposes effective January 1, 1999. Previously, a portion of start-up costs were generally capitalized and amortized over a period of time.

The adoption of this statement resulted in a net charge of $128,000 on January 1, 1999. The charge represents the expensing, net of a tax benefit, of cumulative start-up costs associated with organizing Intervest National Bank that had been incurred through December 31, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

Intervest Bancshares Corporation is the Holding Company for Intervest National Bank in New York City, New York and Intervest Bank in Clearwater, Florida. Hereafter, all the entities are referred to as the "Company" on a consolidated basis.

The Company reported earnings for the second quarter of 1999 of $186,000, compared to $325,000 for the second quarter of 1998. Diluted earnings per share were $0.07, compared to $0.10 per diluted share in the second quarter of 1998. Earnings for the first six months of 1999 were $452,000, or $0.16 per diluted share, compared to $633,000, or $0.19 per diluted share for the same period of 1998.

Results for both periods of 1999 were reduced by operating and start-up expenses associated with Intervest National Bank. Intervest National Bank is a nationally chartered commercial bank that opened for business on April 1, 1999. It is located at One Rockefeller Plaza in New York City and it provides full commercial banking services, including internet banking. At June 30, 1999, Intervest National Bank had total assets, loans and deposits of approximately $17,000,000, $6,000,000 and $8,000,000, respectively.

On January 1, 1999, the Company adopted, as required, the AICPA's Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that all start-up costs (except for those costs that can be capitalized under other generally accepted accounting principles) be expensed as incurred for financial statement purposes effective January 1, 1999. The adoption of this statement resulted in a charge, net of a tax benefit, of $128,000 on January 1, 1999. The charge represented cumulative start-up costs incurred through December 31, 1998, associated with organizing Intervest National Bank.

Absent the change in accounting principle and the net operating loss from Intervest National Bank, the Company's consolidated net earnings would have increased to $359,000 in the 1999 second quarter, from $325,000 in the same period of 1998, and to $817,000 in the first half of 1999 from $633,000 in the first half of 1998. The Company expects that its net earnings will continue to be reduced in the near term due to the start up of Intervest National Bank.

The following table shows selected ratios of the Company at the end of or for the period indicated:


    ----------------------------------------------- ------------------------------- ------ ----------------------------------
                                                            At or For the                            At or For the
                                                             Quarter Ended                          Six-Months Ended
                                                      June 30,        June 30,                 June 30,          June 30,
                                                        1999            1998                     1999              1998
    ----------------------------------------------- -------------- ---------------- ------ ----------------- -----------------
Stockholders' equity to total assets                   9.96%           10.42%                    9.96%             10.42%
Average stockholders' equity to average assets        10.11%           10.81%                   10.03%             10.98%
Return on average assets (1)                           0.38%            0.77%                    0.46%              0.77%
Return on average equity (1)                           3.71%            7.12%                    4.54%              7.02%
Average interest-earning assets to
  interest-bearing liabilities                         1.11x            1.11x                    1.11x              1.11x
Net interest margin (1)                                2.66%            2.74%                    2.69%              2.75%
Noninterest expenses to average assets (1)             1.66%            1.25%                    1.48%              1.26%
------------------------------------------------------------------------------------------------------------------------------
(1)   Ratios have been annualized.

    Comparison of Financial Condition at June 30, 1999 and December 31, 1998
    ------------------------------------------------------------------------

Overview
--------

Total assets at June 30, 1999 increased to $202,047,000, from $200,522,000 at December 31, 1998, reflecting increases in loans receivable and investments in securities held to maturity, largely offset by a decline in cash and cash equivalents. Total liabilities increased from $180,978,000 at December 31, 1998, to $181,933,000 at June 30, 1999. Stockholders' equity grew 3% to $20,114,000 at June 30, 1999. Book value per common share was $8.05 at June 30, 1999.

The Company's balance sheet was comprised of the following:





    -------------------------------------------- -------------------------------- -------- ----------------------------------
                                                        At June 30, 1999                         At December 31, 1998
                                                 --------------------------------          ----------------------------------
                                                   Carrying           % of                     Carrying            % of
    ($ in thousands)                                 Value        Total Assets                  Value          Total Assets
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                          $  9,940           4.9%                     $ 13,472            6.7%
Securities held to maturity, net                     83,691          41.4                        82,338           41.1
Loans receivable, net                                98,670          48.9                        96,074           47.9
All other assets                                      9,746           4.8                         8,638            4.3
------------------------------------------------------------------------------------------------------------------------------
Total assets                                       $202,047         100.0%                     $200,522          100.0%
------------------------------------------------------------------------------------------------------------------------------
Deposits                                           $169,648          84.0%                     $170,467           85.0%
Federal funds purchased                               1,325           0.7                           --              --
Convertible debentures                                6,940           3.4                         7,000            3.5
All other liabilities                                 4,020           1.9                         3,511            1.8
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                   181,933          90.0                       180,978           90.3
------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                 20,114          10.0                        19,544            9.7
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $202,047         100.0%                     $200,522          100.0%
------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents declined primarily due to the deployment of funds into loans and government agency security investments. At June 30, 1999, Intervest National Bank had $5,900,000 of cash temporarily invested in Federal funds sold in anticipation of funding new loan originations in the third quarter of 1999.

Securities Held to Maturity
---------------------------

Securities held to maturity increased due to purchases of U.S. government agency securities, partially offset by maturities and calls of securities.

Loans Receivable
----------------

Loans receivable increased due to new commercial and multifamily real estate loan originations exceeding principal repayments and sales of loans. In the first quarter of 1999, four multifamily real estate loans (with an aggregate principal balance of $5,604,000) held by the Holding Company were sold in order to increase its liquidity for funding Intervest National Bank's initial capital on April 1, 1999. The loans were sold to Intervest Corporation of New York, a related party, at estimated fair value of par. At June 30, 1999 and December 31, 1998, the Company did not have any loans on a nonaccrual status or classified as impaired.

Allowance for Loan Loss Reserves
--------------------------------

The Company monitors its loan portfolio to determine the appropriate level of the allowance for loan loss reserves based on various factors that are discussed on pages 22 and 23 of the Company's 1998 Annual Report on Form 10-KSB. At June 30, 1999, the allowance amounted to $1,997,000, compared to $1,662,000 at year-end 1998. The increase reflected management's intent to maintain the allowance at a level it believes to be adequate. The allowance represented 1.98% of total loans outstanding at June 30, 1999, compared to 1.70% at December 31, 1998.

All Other Assets
----------------

All other assets increased primarily due to purchases of fixed assets by Intervest National Bank, and a higher level of deferred tax benefits generated largely by start-up costs that were expensed by Intervest National Bank for financial statement purposes.

Deposit Liabilities
-------------------

Deposit liabilities declined slightly due to offsetting factors. Intervest Bank's deposits declined from approximately $170,400,000 at year-end 1998, to $162,000,000 at June 30, 1999, which management attributes to a more competitvie interest rate environment for deposits. This decline was substantially offset by the opening of Intervest National Bank on April 1, 1999, whose deposit liabilities have grown to approximately $8,000,000 at June 30, 1999.

At June 30, 1999, total time deposit accounts amounted to $92,381,000 and demand deposit, savings, NOW and money-market accounts aggregated $77,267,000. This compared to deposits of $99,033,000 and $71,434,000, respectively, at December 31, 1998. Time deposits represented 54% of total deposits at June 30, 1999, compared to 58% at year-end 1998.

Federal Funds Purchased
-----------------------

Intervest Bank, from time to time, obtains funds through Federal funds purchases. During the second quarter of 1999, Intervest Bank utilized this funding source. At June 30, 1999, Federal funds purchased totaled $1,325,000.

Convertible Debentures
----------------------

In the first half of 1999, convertible debentures in the aggregate principal amount of $60,000 plus accrued interest were converted into shares of Class A common stock at the election of the debenture holders. The conversion price was $10 per share. For a further discussion of the debentures, see the Company's 1998 Annual Report on Form 10-KSB, page 25.


All Other Liabilities
---------------------

All other liabilities increased largely due the Company holding a greater amount of mortgage escrow funds, which represent advance payments by borrowers for taxes and insurance, and an increase in accrued interest payable on convertible debentures outstanding.

Stockholders' Equity and Regulatory Capital
-------------------------------------------

Stockholders' equity increased almost entirely as a result of net income of $452,000, the issuance of 6,455 shares of Class A common stock upon the conversion of convertible debentures and 1,800 shares upon the exercise of Class A stock warrants, 510 Class A shares issued in exchange for the shares of minority shareholders of Intervest Bank, and 5,000 Class B shares issued upon the exercise of Class B stock warrants. The issuance of all these shares resulted in, net of issuance costs, a $105,000 aggregate increase in stockholders' equity.

Intervest Bank and Intervest National Bank are well-capitalized institutions as defined by FDIC regulations. See note 5 to the condensed consolidated financial statements in this report for further information.

                         Liquidity and Capital Resources
                         -------------------------------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment funding commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Banks' branch offices; amortization, satisfactions and repayments of loans; the maturities and calls of securities; and cash provided by operating activities. From time-to-time, the Company may also borrow funds. For additional information about the cash flows from the Company's operating, investing and financing activities, see the condensed consolidated statements of cash flows on page 4 of this report.

At June 30, 1999, the Company's total commitment to lend aggregated $13,717,000. Based on its cash flow projections, the Company believes that it can fund all of its outstanding commitments and future capital expenditures from the aforementioned sources of funds.

                               Interest Rate Risk
                               ------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The principal objective of the Company's asset/liability management strategy is to minimize its exposure to changes in interest rates. The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. At June 30, 1999, the Company's one-year negative interest-rate sensitivity gap was $83,080,000, or 41.1% of total assets, compared to $73,637,000, or 36.7%, at
December 31, 1998. In computing the gap, the Company treats its checking, money market and savings deposit accounts as immediately repricing. For a further discussion of interest rate risk and gap analysis, including all the assumptions used in developing the Company's one-year gap position, see the Company's 1998 Annual Report on Form 10-KSB, pages 26 and 27.

                              Year 2000 Compliance
                              --------------------

The Year 2000 issue is the result of computer programs that were written using two digits rather than four digits to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000, which could result in system failures or miscalculations.

The Company is aware of the many areas affected by the Year 2000 computer issue, as addressed by the Federal Financial Institutions Examination Council in its interagency statement, which provided an outline for institutions to effectively manage the Year 2000 challenges.

The Company has completed its testing phase of mission critical systems and has determined that the costs of making modifications to correct any Year 2000 issues will not materially affect reported operating results. The Company's contingency plan relative to Year 2000 issues has been finalized and tested. Based on testing results, the Company's mission critical systems have been deemed to be Year 2000 compliant and, therefore, a contingency plan has not been developed with respect to those systems. With regards to non-mission critical internal systems, the Company's contingency plans are to replace those systems that test as being noncompliant. Alternatively, some systems could be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, the Company will terminate those relationships and transfer to Year 2000 compliant vendors.

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

It is anticipated that the Banks' deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly, the Company will maintain its liquidity levels to meet any increased demand.

                     Comparison of Results of Operations for
                   the Quarters Ended June 30, 1999 and 1998
                   -----------------------------------------

Overview
--------

The Company reported net earnings for the second quarter of 1999 of $186,000, compared to $325,000 for the second quarter of 1998. Diluted earnings per share amounted to $0.07, compared to $0.10 per diluted share in the second quarter of 1998. The decline in earnings was primarily due to a $296,000 increase in noninterest expenses and a $93,000 increase in the provision for loan loss reserves. These items were partially offset by higher net interest and dividend income of $152,000 and a $83,000 decline in the provision for income taxes.

Net Interest and Dividend Income
--------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates. The table that follows sets forth information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. The yields and rates shown are based on a computation of annualized income/expense for each period divided by average interest-earning assets/interest-bearing liabilities during each period. Certain yields and rates shown are adjusted for related fee income or expense. Average balances are derived from daily balances. Net interest margin is computed by dividing annualized net interest and dividend income by the average of total interest-earning assets during each period.

------------------------------------------------- -----------------------------------------------------------------------------
                                                                             For the Quarter Ended
                                                  -----------------------------------------------------------------------------
                                                             June 30, 1999                            June 30, 1998
                                                  ------------------------------------     ------------------------------------
                                                     Average      Interest    Yield/         Average      Interest    Yield/
($ in thousands)                                     Balance     Inc./Exp.     Rate          Balance     Inc./Exp.     Rate
-------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans                                              $  93,878      $2,043  8.70%            $  86,271      $1,957  9.07%
   Securities                                            83,819       1,218  5.81                65,870       1,009  6.13
   Other interest-earning assets                         10,938         128  4.68                 8,241         109  5.29
-------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                           188,635      $3,389  7.19%              160,382      $3,075  7.67%
-------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                                9,452                                   8,591
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                           $198,087                                $168,973
-------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   NOW deposits                                       $   7,848     $    62  3.17%            $   5,211    $     48  3.69%
   Savings deposits                                      25,986         265  4.09                15,824         192  4.87
   Money-market deposits                                 38,272         411  4.31                21,567         262  4.87
   Time deposits                                         89,997       1,235  5.50               101,509       1,456  5.75
                                                  -------------- ----------- --------- --- ------------- ----------- ----------
   Total deposit accounts                               162,103       1,973  4.88               144,111       1,958  5.44
                                                  -------------- ----------- --------- --- ------------- ----------- ----------
   Federal funds purchased                                  440           6  5.05                     -           -        -
   Convertible debentures and accrued interest            7,473         158  8.49                   801          17  8.49
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                      170,016      $2,137  5.03%              144,912      $1,975  5.45%
-------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                              4,276                                   2,960
Noninterest-bearing liabilities                           3,761                                   2,838
Stockholders' equity                                     20,034                                  18,263
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $198,087                                $168,973
-------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                              $1,252  2.16%                           $1,100  2.22%
-------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                    $  18,619              2.66%             $ 15,470              2.74%
-------------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                  1.11x                                   1.11x
-------------------------------------------------------------------------------------------------------------------------------

Net interest and dividend income increased to $1,252,000 in the second quarter of 1999, from $1,100,000 in the 1998 second quarter. The increase was entirely due to growth in the Company's balance sheet. The Company's net interest margin declined slightly to 2.66%, from the 2.74% in the second quarter of 1998, primarily reflecting a lower interest rate spread.

The decline in the interest rate spread was due to the yield on the Company's earning assets declining at a slightly faster pace than the cost of its funds. The yield on earning assets declined by 48 basis points due to several factors: an increase in the percentage of earning assets held as securities and short-term investments (securities and short-term investments have lower yields than the Company's loan portfolio); calls and maturities of higher-yielding securities with the resulting proceeds being invested in securities with lower rates; originations of new loans at lower rates; and downward rate resets on the loan portfolio due to the lower interest rate environment.

The Company's cost of funds declined by 42 basis points due to lower rates paid on deposit accounts as well as an increase in lower-cost deposits held in checking, savings and money-market accounts, and a decline in time deposits. These factors were partially offset by the higher-cost funds obtained through the sale of convertible debentures in June 1998.

Provision for Loan Loss Reserves
--------------------------------

The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves. The provision amounted to $223,000 in the second quarter of 1999, compared to $130,000 in the second quarter of 1998.

Noninterest Income
------------------

Total noninterest income increased to $100,000 in the 1999 second quarter, from $85,000 in the second quarter of 1998, reflecting an increase in fee income from mortgage activities.

Noninterest Expenses
--------------------

Total noninterest expenses increased 56% to $823,000 in the second quarter of 1999, from $527,000 in the second quarter of 1998. The increase over last year's period was almost entirely due to the opening of Intervest National Bank on April 1, 1999, which resulted in the addition of staff and operating and start-up expenses.

Provision for Income Taxes
--------------------------

The provision for income taxes amounted to $120,000 in the second quarter of 1999, compared to $203,000 in the same period of 1998. The Company's effective tax rate (inclusive of state and local taxes) amounted to 39.2% in the 1999 period, compared to 38.5% in the 1998 period.

                     Comparison of Results of Operations for
                  the Six-Months Ended June 30, 1999 and 1998
                  -------------------------------------------

Overview
--------

The Company's earnings for the first six months of 1999 were $452,000, or $0.16 per diluted share, compared to $633,000, or $0.19 per diluted share for the same period of 1998. The decline in earnings was primarily due to a $434,000 increase in noninterest expenses, a net charge of $128,000 (or $0.05 per share) from the adoption of a new accounting standard and a $105,000 increase in the provision for loan loss reserves. These items were partially offset by a $403,000 increase in net interest and dividend income and a $73,000 increase in noninterest income.

Results for the 1999 first half were reduced by a one-time charge related to the Company's required adoption, on January 1, 1999, of the AICPA's Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that all start-up costs (except for those that are capitalizable under other generally accepted accounting principles) be expensed as incurred effective January 1, 1999. Previously, a portion of start-up costs were generally capitalized and amortized over a period of time for financial statement purposes. The adoption of this statement resulted in a net charge of $128,000 on January 1, 1999.

Net Interest and Dividend Income
--------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates. The table that follows sets forth the same information that is described above the table on page 14 for the six-month periods ended June 30, 1999 and 1998.

-------------------------------------------------------------------------------------------------------------------------------
                                                                             For the Six-Months Ended
                                                    ---------------------------------------------------------------------------
                                                              June 30, 1999                           June 30, 1998
                                                    ----------------------------------     ------------------------------------
                                                      Average     Interest    Yield/         Average      Interest    Yield/
($ in thousands)                                      Balance    Inc./Exp.     Rate          Balance     Inc./Exp.     Rate
-------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans                                              $  95,684      $4,184  8.75%            $  82,667      $3,750  9.07%
   Securities                                            85,214       2,481  5.82                66,622       2,038  6.12
   Other interest-earning assets                          8,990         200  4.45                 7,238         179  4.95
-------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                           189,888      $6,865  7.23%              156,527      $5,967  7.62%
-------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                                8,397                                   7,661
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                           $198,285                                $164,188
-------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   NOW deposits                                       $   7,590    $    118  3.14%           $    5,032    $     91  3.65%
   Savings deposits                                      26,462         544  4.15                15,128         366  4.88
   Money-market deposits                                 37,192         798  4.33                19,782         478  4.87
   Time deposits                                         92,160       2,529  5.53               100,216       2,861  5.76
                                                    ------------ ----------- --------- --- ------------- ----------- ----------
   Total deposit accounts                               163,404       3,989  4.92               140,158       3,796  5.46
   Federal funds purchased                                  219           6  5.07                   --           --    --
   Convertible debentures and accrued interest            7,412         313  8.45                   426          17  8.44
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                      171,035      $4,308  5.04%              140,584      $3,813  5.42%
-------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                              4,215                                   2,989
Noninterest-bearing liabilities                           3,139                                   2,585
Stockholders' equity                                     19,896                                  18,030
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $198,285                                $164,188
-------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                              $2,557  2.19%                           $2,154  2.20%
-------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                    $  18,853              2.69%            $  15,943              2.75%
-------------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                  1.11x                                   1.11x
-------------------------------------------------------------------------------------------------------------------------------

Net interest and dividend income increased to $2,557,000 in the first half of 1999, from $2,154,000 in the 1998 first half. The increase was entirely due to growth in the Company's balance sheet. The Company's net interest margin declined slightly to 2.69%, from the 2.75% in the first half of 1998. The decline was essentially due to the same factors discussed in the comparison of the quarter ended June 30, 1999 versus June 30, 1998.

Provision for Loan Loss Reserves
--------------------------------

The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves. The provision amounted to $335,000 in the first six months of 1999, compared to $230,000 in the first six months of 1998.

Noninterest Income
------------------

Total noninterest income increased to $223,000 in the 1999 first half, from $150,000 in the first half of 1998. The 1999 amount included a $56,000 gain from the sale of mortgage loans, which represented the balance of unearned income on these loans (see page 10 under the caption "Loans Receivable" for a further discussion).

Noninterest Expenses
--------------------

Total noninterest expenses increased 42% to $1,470,000 in the first half of 1999, from $1,036,000 in the first half of 1998. The increase over last year's period was almost entirely due to the opening of Intervest National Bank on April 1, 1999, which resulted in the addition of staff and operating and start-up expenses.

Provision for Income Taxes
--------------------------

The provision for income taxes amounted to $395,000 in the first half of 1999, compared to $405,000 in the same period of 1998. The Company's effective tax rate (inclusive of state and local taxes) amounted to 40.5% in the 1999 period, compared to 39.0% in the 1998 period.

Cumulative Effect of Change in Accounting Principle
---------------------------------------------------

The cumulative effect of change in accounting principle represents the required adoption, on January 1, 1999, of the AICPA's Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which applies to all companies except as provided for therein. The SOP requires that all start-up costs (except for those that are capitalizable under other generally accepted accounting principles) be expensed as incurred for financial statement purposes effective January 1, 1999. Previously, a portion of start-up costs were generally capitalized and amortized over a period of time. The adoption of this statement resulted in the immediate expensing on January 1, 1999 of $193,000 in start-up costs incurred through December 31, 1998 in connection with organizing Intervest National Bank. A deferred tax benefit of $65,000 was recorded in conjunction with this charge.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company's asset and liability management strategy, the fair value of its financial instruments as well as the effects of interest rate risk, see pages 26 through 29 and 51 and 52 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. At June 30, 1999, the Company's one-year negative interest-rate sensitivity gap was $83,080,000, or 41.1% of total assets, compared to $73,637,000, or 36.7%, at December 31, 1998. There has been no significant change in the market value of the Company's financial instruments at June 30, 1999, from December 31, 1998.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
         Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds
(a)      Not Applicable
(b)      Not Applicable
(c)      Not Applicable
(d)      Not Applicable

ITEM 3.  Defaults Upon Senior Securities
         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Stockholders was held on May 4, 1999.
(b) Pursuant to the Company's charter and bylaws, one-third of the directors are elected by the holders of Class A common stock and two-thirds are elected by holders of Class B common stock. On all other matters, Class A and Class B common stockholders vote together as a single class. Each of the persons named in the Proxy Statement dated April 1, 1999 as a nominee for Director was elected for one year terms expiring on the date of the next annual meeting (see Item 4-C).
(c) The table that follows summarizes the voting results on the matter that was submitted to the Company's common stockholders:

               ----------------------------------------- ------------------ ----------------------- ---------------------
                                                                For          Against or Withheld         Abstained
               ----------------------------------------- ------------------ ----------------------- ---------------------
               Election of Directors - Class A
               Michael A. Callen                             1,957,074              8,000                    -
               Milton F. Gidge                               1,957,074              8,000                    -
               William F. Holly                              1,957,074              8,000                    -

               Election of Directors  - Class B
               Lawrence G. Bergman                            305,000                 -                      -
               Jerome Dansker                                 305,000                 -                      -
               Lowell S. Dansker                              305,000                 -                      -
               Edward J. Merz                                 305,000                 -                      -
               Thomas E. Willett                              305,000                 -                      -
               David J. Willmott                              305,000                 -                      -
               Wesley T. Wood                                 305,000                 -                      -
               ----------------------------------------- ------------------ ----------------------- ---------------------

(d)        Not Applicable

ITEM 5.  Other Information
         Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K
(a) Exhibit Index (numbered in accordance with Item 601 of Regulation S-B) 27 - Financial Data Schedule (For SEC Purposes only)

(b) No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

         Date:  August 10, 1999             By:    /s/ Lowell S. Dansker
                                            ----------------------------
                                                   Lowell S. Dansker,
                                                   President and Treasurer
                                                   (Chief Financial Officer)

         Date:  August 10, 1999             By:    /s/ Lawrence G. Bergman
                                            ------------------------------
                                                   Lawrence G. Bergman,
                                                   Vice President and Secretary