Form 10QSB
period 1999-09-30
INTERVEST BANCSHARES CORP
filed 1999-11-09
CIK 927807

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                          Commission File No. 000-23377

                        INTERVEST BANCSHARES CORPORATION
         -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        Delaware                                       13-3699013
----------------------------               ------------------------------------
(State or other jurisdiction               (I.R.S. employer identification no.)
    of incorporation

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class:                                        Shares Outstanding:
--------------------                                        -------------------

Class A Common Stock,                                     2,271,879 Outstanding
$1.00 par value per share                                   at October 31, 1999
-------------------------                                   -------------------


Class B Common Stock,                                       305,000 Outstanding
$1.00 par value per share                                   at October 31, 1999
-------------------------                                   -------------------

================================================================================


                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB
                               September 30, 1999

                                TABLE OF CONTENTS
         PART I. FINANCIAL INFORMATION                                                                                 Page

              Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets
                     as of September 30, 1999 (Unaudited) and December 31, 1998 .............................          1

                  Condensed Consolidated Statements of Earnings (Unaudited)
                     for the Quarter and Nine-Months Ended September 30, 1999 and 1998 ......................          2

                  Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                     for the Nine-Months Ended September 30, 1999 and 1998..................................           3

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                     for the Nine-Months Ended September 30, 1999 and 1998..................................           4

                  Notes to Condensed Consolidated Financial Statements (Unaudited) .........................           5


              Item 2.      Management's Discussion and Analysis or Plan of Operation .......................           9


           PART II. OTHER INFORMATION

              Item 1.      Legal Proceedings................................................................         18

              Item 2.      Changes in Securities and Use of Proceeds........................................         18

              Item 3.      Defaults Upon Senior Securities..................................................         18

              Item 4.      Submission of Matters to a Vote of Security Holders..............................         18

              Item 5.      Other  Information...............................................................         18

              Item 6.      Exhibits and Reports on Form 8-K.................................................         18


               Signatures...................................................................................         18

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. Financial Statements
----------------------------

                Intervest Bancshares Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                              (Unaudited)
                                                                                             September 30,      December 31,
        ($ in thousands, except par value)                                                        1999              1998
--------------------------------------------------------------------------------------------------------------------------
        ASSETS
        Cash and due from banks                                                              $    3,210         $    2,876
        Federal funds sold                                                                       15,343              6,473
        Short-term investments                                                                      288              4,123
                                                                                             ----------         ----------
            Total cash and cash equivalents                                                      18,841             13,472
        Interest-bearing deposits with banks                                                        100                199
        Securities held to maturity, net
          (estimated fair value of $78,744 and $82,173 respectively)                             80,168             82,338
        Restricted security, Federal Reserve Bank stock, at cost                                    508                233
        Loans receivable  (net of allowance for loan loss reserves of
          ($2,268 and $1,662, respectively)                                                     121,067             96,074
        Accrued interest receivable                                                               1,801              1,800
        Premises and equipment, net                                                               5,698              4,917
        Deferred income tax asset                                                                   721                579
        Other assets                                                                              1,252                910
--------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                           $230,156           $200,522
--------------------------------------------------------------------------------------------------------------------------
        LIABILITIES
        Deposits:
           Demand deposits                                                                   $    3,464         $    3,027
           NOW deposits                                                                           7,943              7,955
           Savings deposits                                                                      21,951             26,823
           Money-market deposits                                                                 59,227             33,629
           Time deposits                                                                        104,766             99,033
                                                                                             ----------         ----------
        Total deposits                                                                          197,351            170,467
        Convertible debentures                                                                    6,930              7,000
        Accrued interest on convertible debentures                                                  738                299
        Mortgage escrow funds                                                                     2,491                870
        Official checks outstanding                                                               1,108              1,572
        Other liabilities                                                                         1,111                747
--------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                       209,729            180,955
--------------------------------------------------------------------------------------------------------------------------

        Minority interest                                                                            18                 23

        STOCKHOLDERS' EQUITY
        Preferred stock (300,000 shares authorized, none issued)                                      -                  -
        Class A common stock ($1.00 par value, 7,500,000 shares authorized,
          (2,194,379 and 2,184,515 shares issued and outstanding respectively)                    2,194              2,184
        Class B common stock ($1.00 par value, 700,000 shares authorized,
          (305,000 and 300,000 shares issued and outstanding respectively)                          305                300
        Additional paid-in-capital, common                                                       13,909             13,789
        Retained earnings                                                                         4,001              3,271
--------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                               20,409             19,544
--------------------------------------------------------------------------------------------------------------------------
        Total liabilities, minority interest and stockholders' equity                          $230,156           $200,522
--------------------------------------------------------------------------------------------------------------------------
         See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                               For the                    For the
                                                                           Quarter Ended             Nine-Months Ended
                                                                            September 30,             September 30,
                                                                           ----------------          -----------------
($ in thousands, except per share data)                                    1999        1998          1999         1998
--------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                           $2,396        $2,260      $  6,580       $6,010
Securities                                                                  1,193         1,037         3,674        3,075
Other interest-earning assets                                                 150           123           350          302
--------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                          3,739         3,420        10,604        9,387
--------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                    2,192         2,042         6,181        5,838
Convertible debentures and federal funds purchased                            163           150           482          167
--------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                      2,355         2,192         6,663        6,005
--------------------------------------------------------------------------------------------------------------------------

Net interest and dividend income                                            1,384         1,228         3,941        3,382
Provision for loan loss reserves                                              270           127           605          357
--------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income
   after provision for loan loss reserves                                   1,114         1,101         3,336        3,025
--------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Customer service fees                                                          34            44           100          100
Income from mortgage activities                                                94            24           250          115
All other                                                                       -             3             1            6
--------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                      128            71           351          221
--------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                                                395           264         1,114          784
Occupancy and equipment, net                                                  231           120           552          324
Advertising and promotion                                                       6            10            17           22
Professional fees and services                                                 60            43           163          164
Stationery, printing and supplies                                              25            21           107           77
All other                                                                      98            60           332          183
--------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                    815           518         2,285        1,554
--------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes & change in accounting principle                 427           654         1,402        1,692
Provision for income taxes                                                    149           261           544          666
Cumulative effect of change in accounting principle (note 6)                    -             -         (128)            -
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                                              $   278        $  393       $   730       $1,026
--------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
   Earnings before change in accounting principle                          $ 0.11        $ 0.16       $  0.34      $  0.42
   Cumulative effect of change in accounting principle                          -             -        (0.05)            -
--------------------------------------------------------------------------------------------------------------------------
   Net earnings per share                                                  $ 0.11        $ 0.16       $  0.29      $  0.42
--------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
   Earnings before change in accounting principle                          $ 0.10        $ 0.13       $  0.29      $  0.32
   Cumulative effect of change in accounting principle                          -             -        (0.04)            -
--------------------------------------------------------------------------------------------------------------------------
   Net earnings per share                                                  $ 0.10        $ 0.13       $  0.25      $  0.32
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                               For the Nine-Months Ended
($ in thousands)                                                                                    September 30,
                                                                                               -------------------------
                                                                                                   1999         1998
------------------------------------------------------------------------------------------------------------------------
CLASS A COMMON STOCK
Balance at beginning of period                                                                  $ 2,184        $ 2,124
Issuance of 510 shares in exchange for common stock of minority stockholders of Intervest Bank        1              -
Issuance of 7,554 shares upon the conversion of debentures                                            7              -
Issuance of 1,800 and 40,300 shares, respectively, upon exercise of warrants                          2             41
------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                          2,194          2,165
------------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of period                                                                      300            300
Issuance of 5,000 shares upon the exercise of warrants                                                5              -
------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                            305            300
------------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                                   13,789         13,360
Issuance of 510 shares in exchange for common stock of minority stockholders of Intervest Bank        6              -
Issuance of 7,554 shares upon the conversion of debentures, net of issuance costs                    56              -
Compensation related to issuance of Class B stock warrants                                           19             36
Issuance of 5,000 shares upon exercise of Class B stock warrants                                     28              -
Issuance of 1,800 and 40,300 shares, respectively, upon exercise of Class A Stock Warrants           11            240
------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                         13,909         13,636
------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                                                    3,271          1,836
Net earnings for the period                                                                         730          1,026
------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                          4,001          2,862
------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity at end of period                                                     $20,409        $18,963
------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.



                Intervest Bancshares Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            For the Nine-Months Ended
                                                                                                  September 30,
                                                                                            -------------------------
     ($ in thousands)                                                                          1999           1998
------------------------------------------------------------------------------------------------------------------------
     OPERATING ACTIVITIES
     Net earnings                                                                           $    730          $  1,026
     Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                                             300               121
       Provision for loan loss reserves                                                          605               357
       Deferred income tax benefit                                                             (142)              (11)
       Interest expense on debentures                                                            473               167
       Gain on sale of mortgage loans                                                           (56)                 -
       Compensation expense related to Class B stock warrants                                     19                36
       Amortization of premiums, fees and discounts, net                                        (94)              (71)
       Increase in accrued interest receivable and other assets                                (324)             (428)
       Decrease in official checks outstanding                                                 (464)              (28)
       Increase in other liabilities                                                             631               150
------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                 1,678             1,319
------------------------------------------------------------------------------------------------------------------------

     INVESTING ACTIVITIES
     Decrease (increase) in interest-earning deposits with banks                                  99             (100)
     Maturities and calls of securities held to maturity                                      27,556            32,826
     Purchases of securities held to maturity                                               (25,427)          (37,841)
     Sales of mortgage loans                                                                   5,660                 -
     Originations of loans receivable, net of principal repayments                          (31,393)          (22,947)
     Purchases of Federal Reserve Bank stock, net of redemptions                               (275)                 -
     Purchases of premises and equipment, net                                                (1,081)             (291)
------------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                                  (24,861)          (28,353)
------------------------------------------------------------------------------------------------------------------------

     FINANCING ACTIVITIES
     Net increase in demand, savings, NOW and money-market deposits                           21,151            12,095
     Net increase in time deposits                                                             5,733            11,794
     Net increase in mortgage escrow funds                                                     1,621             1,868
     Proceeds from Federal funds purchased                                                     1,325             1,160
     Repayments of Federal funds purchased                                                   (1,325)           (1,160)
     Proceeds from sale of convertible debentures, net of issuance costs                           -             6,523
     Proceeds from issuance of common stock, net of issuance costs                                47               281
------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                                28,552            32,561
------------------------------------------------------------------------------------------------------------------------

     Net increase in cash and cash equivalents                                                 5,369             5,527
     Cash and cash equivalents at beginning of period                                         13,472             9,176
------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                             $ 18,841          $ 14,703
------------------------------------------------------------------------------------------------------------------------

     SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for:
        Interest                                                                            $  6,204         $   5,758
        Income taxes                                                                             819               510
     Noncash financing activities:
        Issuance of common stock to minority stockholders of Intervest Bank                        7                 -
        Conversion of convertible debentures into common stock                                    70                 -
------------------------------------------------------------------------------------------------------------------------

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

Intervest National Bank received its national charter from the Office of the Comptroller of the Currency and opened for business on April 1, 1999. Intervest National Bank is a full-service commercial bank with one banking office located at One Rockefeller Plaza, Suite 300, New York, New York, 10020 and its telephone number is (212) 218-8383. Intervest Bank is a Florida state-chartered commercial bank with four banking offices in Clearwater, Florida and one in South Pasadena, Florida. The principal executive offices of Intervest Bank are located at 625 Court Street, Clearwater, Florida, 33756 and its telephone number is (727) 442-2551.

The Banks primarily focus on providing personalized banking services to businesses and individuals within their respective market areas. The Banks originate commercial and multifamily real estate loans and to a lesser extent, commercial loans to businesses and consumer loans. Intervest National Bank also provides internet banking at its web site www.intervestnatbank.com.

The following table provides selected information regarding the Holding Company and the Banks at September 30, 1999.

                                                                                                    Intervest
                                                                     Holding        Intervest        National
                                                                     Company             Bank            Bank     Consolidated
($ in thousands)
------------------------------------------------------------------------------------------------------------------------------
    Total assets                                                     $28,116         $189,462         $35,458         $230,156
    Total cash and cash equivalents                                    2,115           12,949           5,916           18,841
    Total securities held to maturity, net                                 -           77,241           2,927           80,168
    Total loans, net of unearned fees and loan loss reserves           4,623           91,611          24,833          121,067
    Total deposits                                                         -          173,142          26,355          197,351
    Total convertible debentures                                       6,930                -               -            6,930
    Total stockholders' equity                                        20,409           12,250           8,509           20,409
    Number of  full-service branches                                       -                5               1                6
------------------------------------------------------------------------------------------------------------------------------

All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current periods' presentation.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------
Note 2 - Loan Impairment and Credit Losses

The Company monitors its loan portfolio to determine the appropriate level of the allowance for loan loss reserves based on various factors. These factors include: the type and level of loans outstanding, volume of loan originations; overall portfolio quality; loan concentrations; specific problem loans, historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's assessment of the current and anticipated economic conditions in the Company's lending regions.

No loans were classified as nonaccrual or impaired during the 1999 and 1998 reporting periods in this report.

The table below summarizes the activity in the allowance for loan loss reserves for the periods indicated:

-----------------------------------------------------------------------------------------------------------------------------
                                                                      For the Quarter Ended               For the Nine-Months
                                                                           September 30,                  Ended September 30,
                                                                      ---------------------               -------------------
($ in thousands)                                                        1999          1998              1999            1998
-----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                         $1,997        $1,405            $1,662          $1,173
Provision for loan losses charged to operations                           270           127               605             357
Recoveries                                                                  1             -                 1               2
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                               $2,268        $1,532            $2,268          $1,532
-----------------------------------------------------------------------------------------------------------------------------

Note 3 - Convertible Debentures

During 1999, convertible debentures in the aggregate principal amount of $70,000, plus accrued interest, were converted into shares of Class A common stock at the election of the debenture holders. The conversion price was $10 per share and 7,554 shares of Class A common stock were issued in connection with the conversions.

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

Net earnings applicable to common stock and the weighted-average number of common shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                                                           For the Quarter Ended      For the Nine-Months Ended
                                                                               September 30,               September 30,
                                                                           ----------------------------------------------------
                                                                             1999         1998           1999           1998
-------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net earnings:
  Earnings before change in accounting principle                           $  278,000   $  393,000      $  858,000    $1,026,000
  Cumulative effect of change in accounting principle                               -            -       (128,000)             -
-------------------------------------------------------------------------------------------------------------------------------
 Net earnings                                                                $278,000     $393,000        $730,000    $1,026,000
-------------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding                                 2,498,734    2,463,107       2,494,410     2,448,241
Per share amounts:
  Earnings before change in accounting principle                                $0.11        $0.16           $0.34         $0.42
  Cumulative effect of change in accounting principle                               -            -          (0.05)             -
-------------------------------------------------------------------------------------------------------------------------------
  Basic net earnings per share                                                  $0.11        $0.16           $0.29         $0.42
-------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
-------------------------------------------------------------------------------------------------------------------------------
Adjusted net earnings (1)                                                    $278,000     $393,000        $730,000    $1,026,000
-------------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding for dilution:
  Shares outstanding                                                        2,498,734    2,463,107       2,494,410     2,448,241
  Potential dilutive shares resulting from conversion of warrants             219,860      487,711         455,035       737,825
  Potential dilutive shares resulting from conversion of debentures (1)             -            -               -             -
                                                                            ----------------------------------------------------
  Total average number of common shares outstanding used for dilution       2,718,594    2,950,818       2,949,445     3,186,066
                                                                            ----------------------------------------------------
Per share amount:
  Earnings before change in accounting principle                                $0.10        $0.13           $0.29         $0.32
  Cumulative effect of change in accounting principle                               -            -          (0.04)             -
-------------------------------------------------------------------------------------------------------------------------------
  Diluted net earnings per share                                                $0.10        $0.13           $0.25         $0.32
-------------------------------------------------------------------------------------------------------------------------------

(1) The convertible debentures were not dilutive and their impact was excluded from the EPS computations.

Note 5 - Regulatory Capital

The  Banks  are  required  to  maintain  certain  minimum   regulatory   capital
requirements. The following is a summary at September 30, 1999 of those regulatory capital requirements and the actual capital of each bank on a percentage basis:

                                                                       Actual              Minimum       To Be Considered
                                                                       Ratios            Requirement     Well Capitalized
                                                                       ------            -----------     ----------------
         Intervest Bank
         Total capital to risk-weighted assets                         11.59%               8.00%             10.00%
         Tier 1 capital to risk-weighted assets                        10.33%               4.00%              6.00%
         Tier 1 capital to total average assets - leverage ratio        6.48%               4.00%              5.00%

         Intervest National Bank
         Total capital to risk-weighted assets                         30.96%               8.00%             10.00%
         Tier 1 capital to risk-weighted assets                        30.00%               4.00%              6.00%
         Tier 1 capital to total average assets - leverage ratio       34.59%               4.00%              5.00%

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

The adoption of this statement resulted in a net charge of $128,000 on January 1, 1999. The charge represents the expensing, net of a tax benefit, of cumulative start-up costs that had been incurred through December 31, 1998 in connection with organizing Intervest National Bank.

Note 7 - Recent Accounting Developments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays SFAS No. 133' s effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000.

The Company is not a party to any derivative instruments or hedging activities, and does not expect the aforementioned Statements of Financial Accounting Standards on Derivative Instruments and Hedging Activities to have any impact on the Company's financial statements when adopted.

Note 8 - Subsequent Event

The Company announced on October 18, 1999 that it has agreed to acquire Intervest Corporation of New York, a company with assets of approximately $95,000,000 consisting primarily of a portfolio of mortgages on improved real property. The combined total assets of the two companies at September 30, 1999 would have been approximately $325,000,000.

The two companies are related in that the same persons serve on their boards and the holders of all of the shares of Intervest Corporation of New York also own approximately 48% of the voting shares of the Company.

In the merger, which was approved by both Boards of Directors, Intervest Corporation of New York shareholders will receive an aggregate of 1,250,000 shares of the Company's Class A common stock in exchange for all Intervest Corporation of New York's common stock. The merger, which is subject to regulatory approvals, as well as approval by the shareholders of the Company, is expected to close before the end of the year.

   ITEM 2.  Management's Discussion and Analysis or Plan of Operation

General
-------

Intervest Bancshares Corporation is the Holding Company for Intervest National Bank in New York City, New York and Intervest Bank in Clearwater, Florida. Hereafter, all the entities are referred to as the "Company" on a consolidated basis.

The Company reported earnings for the third quarter of 1999 of $278,000, compared to earnings of $186,000 in the second quarter of 1999 and $393,000 in the third quarter of 1998. Diluted earnings per share amounted to $0.10 in the third quarter of 1999, compared to $0.07 in the second quarter of 1999 and $0.13 per share in the third quarter of 1998. Earnings for the first nine months of 1999 were $730,000, or $0.25 per diluted share, compared to $1,026,000, or $0.32 per diluted share, for the same period of 1998.

Earnings for the third quarter of 1999 increased $92,000 over the second quarter of 1999, reflecting growth in the Company's loan portfolio, as well as improving results from Intervest National Bank, which opened for business on April 1, 1999. At September 30, 1999, Intervest National Bank had total assets, loans and deposits of approximately $35,000,000, $25,000,000 and $26,000,000, respectively, more than double the amounts reported at June 30, 1999.

Results for the third quarter and nine months of 1999 were lower than the same periods of 1998 due to operating and start-up expenses associated with the opening of Intervest National Bank in April of 1999. In addition, on January 1, 1999, the Company adopted the AICPA's Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that all start-up costs be expensed as incurred for financial statement purposes effective January 1, 1999. The adoption of this statement resulted in a charge, net of a tax benefit, of $128,000 on January 1, 1999. The charge represented cumulative start-up costs incurred through December 31, 1998, associated with organizing Intervest National Bank.

Excluding Intervest National Bank's operations and the cumulative effect of adopting the new accounting standard, the Company's consolidated net earnings would have increased to $404,000 in the 1999 third quarter, from $393,000 in the same period of 1998. Similarly, net earnings for the first nine months of 1999 would have increased to $1,221,000, from $1,026,000 in the same period of 1998.

The Company also announced on October 18, 1999 that it has agreed to acquire Intervest Corporation of New York, a company with assets of approximately $95,000,000, consisting primarily of a portfolio of mortgages on improved real property. The combined total assets of the two companies at September 30, 1999 would be approximately $325,000,000. The two companies are related in that the same persons serve on their boards and the holders of all of the shares of Intervest Corporation of New York also own approximately 48% of the voting shares of the Company. In the merger, which was approved by both Boards of Directors, Intervest Corporation of New York shareholders will receive an aggregate of 1,250,000 shares of the Company's Class A common stock in exchange for all Intervest Corporation of New York's common stock. The merger, which is subject to regulatory approvals, as well as approval by the shareholders of the Company, is expected to close before the end of the year.

  Comparison of Financial Condition at September 30, 1999 and December 31, 1998
  -----------------------------------------------------------------------------

Overview
--------

The following table shows selected ratios of the Company at the end of or for the period indicated:


---------------------------------------------------------------------------------------------------------------------
                                                             At or For the                         At or For the
                                                             Quarter Ended                       Nine Months Ended
                                                             September 30,                          September 30,
---------------------------------------------------------------------------------------------------------------------
                                                          1999           1998                   1999            1998
---------------------------------------------------------------------------------------------------------------------
    Stockholders' equity to total assets                  8.87%         10.24%                 8.87%          10.24%
    Average stockholders' equity to average assets        9.53%         10.33%                 9.86%           9.87%
    Return on average assets (1)                          0.52%          0.87%                 0.48%           0.81%
    Return on average equity (1)                          5.49%          8.39%                 4.86%           7.49%
    Average interest-earning assets to
      interest-bearing liabilities                        1.10x          1.11x                 1.11x           1.11x
    Net interest margin (1)                               2.73%          2.83%                 2.70%           2.78%
    Noninterest expenses to average assets (1)            1.53%          1.14%                 1.50%           1.22%
---------------------------------------------------------------------------------------------------------------------
(1)   Ratios have been annualized.

Total assets at September 30, 1999 increased 15% to $230,156,000, from $200,522,000 at December 31, 1998, primarily reflecting increases in loans receivable and cash and cash equivalents. These increases were partially offset by a decline in securities held to maturity.

Total liabilities at September 30, 1999 increased to $209,747,000, from $180,978,000 at December 31, 1998, or 16%, reflecting growth in deposit accounts. Stockholders' equity grew 4% to $20,409,000 at September 30, 1999, from $19,544,000 at year-end 1998. Book value per common share also improved to $8.17 per share at September 30, 1999, from $7.87 at December 31, 1998.

The Company's balance sheets at the dates indicated were comprised of the following:


------------------------------------------------------------------------------------------------------------------------------
                                                      At September 30, 1999                       At December 31, 1998
                                                    Carrying               % of                      Carrying           % of
    ($ in thousands)                                  Value            Total Assets                   Value         Total Assets
------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                        $  18,841              8.2%                  $  13,472               6.7%
    Securities held to maturity, net                    80,168             34.8                      82,338              41.1
    Loans receivable, net                              121,067             52.6                      96,074              47.9
    All other assets                                    10,080              4.4                       8,638               4.3
------------------------------------------------------------------------------------------------------------------------------
    Total assets                                      $230,156            100.0%                   $200,522             100.0%
------------------------------------------------------------------------------------------------------------------------------
    Deposits                                          $197,351             85.7                    $170,467              85.0%
    Convertible debentures                               6,930              3.0                       7,000               3.5
    Accrued interest payable on debentures                 738              0.3                         299               0.2
    All other liabilities                                4,728              2.1                       3,212               1.6
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                  209,747             91.1                     180,978              90.3
------------------------------------------------------------------------------------------------------------------------------
    Stockholders' equity                                20,409              8.9                      19,544               9.7
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity        $230,156            100.0%                   $200,522             100.0%
------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents increased due to higher investments in overnight Fed funds. Excess cash has been invested short-term in anticipation of funding loan commitments in the fourth quarter of 1999.

Securities Held to Maturity
---------------------------

Securities held to maturity declined due to net maturities and calls of U.S. government agency securities. At September 30, 1999, the securities portfolio consisted of fixed-rate debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association, and US Treasury securities. Most of the securities allow the issuer the right to call or prepay its obligation without prepayment penalty.

Loans Receivable
----------------

Loans receivable increased primarily due to new commercial and multifamily real estate loan originations exceeding principal repayments. At September 30, 1999 and December 31, 1998, the Company did not have any loans on a nonaccrual status or classified as impaired.

Allowance for Loan Loss Reserves
--------------------------------

The Company monitors its loan portfolio to determine the appropriate level of the allowance for loan loss reserves based on various factors. These factors include: the type and level of loans outstanding, volume of loan originations; overall portfolio quality; loan concentrations; specific problem loans, historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's assessment of the current and anticipated economic conditions in the Company's lending regions.

At September 30, 1999, the allowance amounted to $2,268,000, compared to $1,662,000 at year-end 1998. The allowance for loan loss reserves represented 1.84% of total loans outstanding at September 30, 1999, compared to 1.70% at December 31, 1998. The increase in the allowance primarily reflected the increased volume of new loan originations.

All Other Assets
----------------

All other assets increased primarily due to purchases ($1,081,000) of fixed assets mostly by Intervest National Bank, and a higher level of deferred tax benefits ($142,000) generated largely by start-up costs that were expensed by Intervest National Bank for financial statement purposes.

Deposit Liabilities
-------------------

Deposit liabilities increased from $170,467,000 at year-end 1998, to $197,351,000 at September 30, 1999. The increase was attributable to the opening of Intervest National Bank on April 1, 1999, whose deposit accounts grew to $26,355,000 at September 30, 1999.

At September 30, 1999, the Company's time deposit accounts totaled $104,766,000 and its demand deposit, savings, NOW and money-market accounts aggregated $92,585,000. The same categories of deposit accounts totaled $99,033,000 and $71,434,000, respectively, at December 31, 1998. Time deposits represented 53% of total deposits at September 30, 1999, compared to 58% at year-end 1998.

Convertible Debentures
----------------------

During 1999, convertible debentures (the Debentures) in the aggregate principal amount of $70,000 plus accrued interest were converted into shares of Class A common stock at the election of the Debenture holders.

The Holding Company's Debentures are due July 1, 2008 and are convertible at the option of the holders at any time prior to April 1, 2008, unless previously redeemed by the Holding Company, into shares of Class A common stock of the Holding Company at the following current conversion prices per share: $10.00 through December 31, 1999, $12.50 in 2000; $14.00 in 2001; $15.00 in 2002;
$16.00 in 2003;  $18.00 in 2004;  $21.00 in 2005; $24.00 in 2006; $27.00 in 2007
and $30.00 from January 1, 2008 through April 1, 2008. Interest on the debentures accrues and compounds quarterly and is payable at the maturity of the debentures whether by acceleration, redemption or otherwise. Any debenture holder may, on or before July 1 of each year commencing July 1, 2003, elect to be paid all accrued interest and to thereafter receive payments of interest quarterly. At September 30, 1999, accrued interest on the Debentures totaled $738,000.

All Other Liabilities
---------------------

All other liabilities increased as a result of the Company holding a greater amount of mortgage escrow funds. Mortgage escrow funds represent advance payments made by borrowers for taxes and insurance that are remitted by the Company to third parties. The increase reflects the timing of payments to taxing authorities as well as the growth in the loan portfolio.

Stockholders' Equity and Regulatory Capital
-------------------------------------------

Stockholders' equity increased almost entirely as a result of net earnings of $730,000 and the issuance of 14,864 shares of common stock, which resulted, net of issuance costs, in a $116,000 aggregate increase in stockholders' equity. The shares were issued as follows: 7,554 shares of Class A common stock upon the conversion of convertible debentures; 1,800 shares of Class A common stock upon the exercise of Class A warrants, 510 shares of Class A common stock in exchange for the shares of minority shareholders of Intervest Bank, and 5,000 shares of Class B common stock upon the exercise of Class B stock warrants.

Intervest Bank and Intervest National Bank are both well-capitalized institutions as defined by FDIC regulations. See note 5 to the condensed consolidated financial statements in this report for further information and their respective capital ratios.

                         Liquidity and Capital Resources
                         -------------------------------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment funding commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Banks' offices; satisfactions and repayments of loans; the maturities and calls of securities; and cash provided by operating activities. From time-to-time, the Company may also borrow funds through the Fed funds market or sale of debentures. For information about the cash flows from the Company's operating, investing and financing activities, see the condensed consolidated statements of cash flows on page 4 of this report. At September 30, 1999, the Company's total commitment to lend aggregated approximately $19,000,000. Based on its cash flow projections, the Company believes that it can fund all of its outstanding commitments from the aforementioned sources of funds.

                               Interest Rate Risk
                               ------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The principal objective of the Company's asset/liability management strategy is to minimize its exposure to changes in interest rates. The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. At September 30, 1999, the Company's one-year negative interest-rate sensitivity gap was $84,470,000, or 36.7% of total assets, compared to $73,637,000, or 36.7%, at December 31, 1998. In computing the gap, the Company treats its interest checking, money market and savings deposit accounts as immediately repricing. For a further discussion of interest rate risk and gap analysis, including all of the assumptions used in developing the Company's one-year gap position, see the Company's 1998 Annual Report on Form 10-KSB, pages 26 and 27.

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

The Company has completed its testing phase of mission critical systems and has determined that these systems are Year 2000 compliant. With regards to non-mission critical internal systems, the Company has or is in the process of replacing those systems that tested as being noncompliant. Additionally, the Company has contingency plans that provide for processing its data from alternative sites.

The Company also recognizes the importance of its borrowers rectifying any Year 2000 problems in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. In this regard, the Company has identified material relationships and questionnaires have been completed to assess the inherent risks. The Company will work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

Notwithstanding the above, there can be no assurances that all hardware and software that the Company uses will function properly on and after January 1, 2000, or that its borrowers and vendors will perform according to their representations, or that other third parties may cause adverse effects because of the Year 2000 issue.

Accordingly, there can be no assurance that the failure of others to address the Year 2000 issue or that the resulting effects will not have an adverse impact on the Company's business, financial condition, and results of operations. It is anticipated that the Banks' deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly, the Banks will maintain adequate liquidity levels to meet any increased demand.

                       Comparison of Results of Operations
               for the Quarters Ended September 30, 1999 and 1998
               --------------------------------------------------

Overview
--------

The Company reported net earnings for the third quarter of 1999 of $278,000, compared to $393,000 for the third quarter of 1998. Diluted earnings per share amounted to $0.10, compared to $0.13 per diluted share in the third quarter of 1998. The decline in earnings was primarily due to a $297,000 increase in noninterest expenses and a $143,000 increase in the provision for loan loss reserves. These items were partially offset by an increase in net interest and dividend income of $156,000 and a $112,000 decline in the provision for income taxes.

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

-----------------------------------------------------------------------------------------------------------------------------
                                                                             For the Quarter Ended
                                                     ------------------------------------------------------------------------
                                                          September 30, 1999                       September 30, 1998
                                                     -------------------------------         --------------------------------
                                                     Average      Interest    Yield/         Average      Interest    Yield/
($ in thousands)                                     Balance     Inc./Exp.     Rate          Balance     Inc./Exp.     Rate
-----------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans                                               $108,769      $2,396  8.81%            $  97,782      $2,260  9.25%
   Securities                                            82,371       1,193  5.79                66,464       1,037  6.24
   Other interest-earning assets                         12,041         150  4.98%                9,214         123  5.34
-----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                           203,181      $3,739  7.36%              173,460      $3,420  7.89%
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                                9,545                                   7,952
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                           $212,726                                $181,412
-----------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Checking deposits                                  $   7,380     $    56  3.04%             $  5,785       $  54  3.74%
   Savings deposits                                      23,363         243  4.16                16,842         207  4.93
   Money Market deposits                                 50,419         568  4.51                23,507         289  4.93
   Time deposits                                         95,864       1,325  5.53               103,123       1,492  5.80
                                                      ------------------------------------------------------------------------
   Total deposit accounts                               177,026       2,192  4.95               149,257       2,042  5.47
                                                      ------------------------------------------------------------------------
   Federal funds purchased                                  214           3  4.77                     -           -     -
   Convertible debentures and accrued interest            7,579         160  8.45                 7,062         150  8.50
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                      184,819      $2,355  5.10%              156,319      $2,192  5.61%
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                              3,685                                   2,984
Noninterest-bearing liabilities                           3,959                                   3,362
Stockholders' equity                                     20,263                                  18,747
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $212,726                                $181,412
-----------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                              $1,384  2.26%                           $1,228  2.28%
-----------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                    $  18,362              2.73%             $ 17,141              2.83%
-----------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                  1.10x                                   1.11x
-----------------------------------------------------------------------------------------------------------------------------

Net interest and dividend income increased to $1,384,000 in the third quarter of 1999, from $1,228,000 in the 1998 third quarter. The increase was due to growth in the Company's balance sheet. The Company's net interest margin declined to 2.73%, from 2.83%. The decline in the interest rate margin was due to the yield on the Company's earning assets declining at a slightly faster pace than the cost of its funds as well as a slight decline in the ratio of earning-assets to interest-bearing liabilities.

The Company's yield on earning assets declined by 53 basis points due to several factors: an increase in the percentage of earning assets held as securities and short-term investments (securities and short-term investments have lower yields than the Company's loan portfolio); calls of higher-yielding U.S government agency securities with the resulting proceeds being invested in securities with lower rates; and originations of new loans at lower rates and prepayments of higher-yielding loans caused by the very competitive lending environment.

The Company's cost of funds declined by 51 basis points due to lower rates paid on deposit accounts as well as a change in the mix of deposits. Lower-cost deposits held in checking, savings and money-market accounts increased while the level of time deposits declined.

Provision for Loan Loss Reserves
--------------------------------

The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves. The provision amounted to $270,000 in the third quarter of 1999, compared to $127,000 in the third quarter of 1998. See page 11 under the Caption for "Allowance for loan Loss Reserves" for additional discussion of the reserves.

Noninterest Income
------------------

Total noninterest income increased to $128,000 in the 1999 third quarter, from $71,000 in the third quarter of 1998, reflecting an increase in loan fee income from mortgage lending activities. Such fees include loan application fees and loan service and maintenance charges.

Noninterest Expenses
--------------------

Total noninterest expenses increased 57% to $815,000 in the third quarter of 1999, from $518,000 in the third quarter of 1998. The increase was almost entirely due to the opening of Intervest National Bank on April 1, 1999, which required the addition of employees and increased occupancy and equipment expenses.

Provision for Income Taxes
--------------------------

The provision for income taxes amounted to $149,000 in the third quarter of 1999, compared to $261,000 in the same period of 1998. The Company's effective tax rate (inclusive of state and local taxes) amounted to 34.9% in the 1999 period, compared to 39.9% in the 1998 period. The decline in the effective tax rate reflects increased deferred tax benefits generated from Intervest National Bank's operations.

                       Comparison of Results of Operations
             for the Nine-Months Ended September 30, 1999 and 1998
             -----------------------------------------------------

Overview
--------

The Company's earnings for the nine-months ended September 30, 1999 were $730,000, or $0.25 per diluted share, compared to $1,026,000, or $0.32 per diluted share for the same period of 1998. The decline in earnings was primarily due to a $731,000 increase in noninterest expenses and a $248,000 increase in the provision for loan loss reserves. These items were partially offset by a $559,000 increase in net interest and dividend income and a $130,000 increase in noninterest income. Results for the nine-months ended September 30, 1999 also included a one-time net charge of $128,000 related to the Company's required adoption, on January 1, 1999, of the AICPA's Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities."

Net Interest and Dividend Income
--------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates. The table that follows, for the nine-month periods ended September 30, 1999 and 1998, sets forth the same information that is described above the table on page 14.

----------------------------------------------------------------------------------------------------------------------------
                                                                            For the Nine-Months Ended
                                                      ----------------------------------------------------------------------
                                                           September 30, 1999                      September 30, 1998
                                                           ------------------                      ------------------
                                                      Average     Interest    Yield/         Average      Interest    Yield/
($ in thousands)                                      Balance    Inc./Exp.     Rate          Balance     Inc./Exp.     Rate
----------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans                                             $  100,111      $6,580  8.76%            $  87,762      $6,010  9.13%
   Securities                                            84,301       3,674  5.81                66,577       3,075  6.16
   Other interest-earning assets                         10,044         350  4.65                 7,642         302  5.27
----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                           194,456     $10,604  7.27%              161,981      $9,387  7.73%
----------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                                8,645                                   7,678
----------------------------------------------------------------------------------------------------------------------------
Total assets                                           $203,101                                $169,659
----------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   NOW deposits                                       $   7,516    $    174  3.09%            $   5,286      $  146  3.69%
   Savings deposits                                      25,396         786  4.13                15,703         572  4.87
   Money-market deposits                                 41,621       1,366  4.38                21,037         767  4.87
   Time deposits                                         93,408       3,855  5.50               101,193       4,352  5.75
                                                      ----------------------------------------------------------------------
   Total deposit accounts                               167,941       6,181  4.91               143,219       5,837  5.45
                                                      ----------------------------------------------------------------------
   Federal funds purchased                                  218           9  5.23                    26           1  5.13
   Convertible debentures and accrued interest            7,467         473  8.45                 2,619         167  8.50
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                      175,626      $6,663  5.06%              145,864      $6,005  5.49%
----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                              4,023                                   3,085
Noninterest-bearing liabilities                           3,431                                   2,442
Stockholders' equity                                     20,021                                  18,268
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $203,101                                $169,659
----------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                              $3,941  2.21%                           $3,382  2.24%
----------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                    $  18,830              2.70%            $  16,117              2.78%
----------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                  1.11x                                   1.11x
----------------------------------------------------------------------------------------------------------------------------

Net interest and dividend income increased to $3,941,000 in the nine-month period ended September 30, 1999, from $3,382,000 in the same period of 1998. The increase was due to growth in the Company's balance sheet. The Company's net interest margin declined slightly to 2.70%, from the 2.78% in the same period of 1998. The decline in the margin was essentially due to the same factors discussed in the comparison of the quarter ended September 30, 1999 versus September 30, 1998.

Provision for Loan Loss Reserves
--------------------------------

The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves. The provision amounted to $605,000 for the nine-months ended September 30, 1999, compared to $357,000 for the same period of 1998. See page 11 under the Caption for "Allowance for Loan Loss Reserves" for additional discussion of the reserves.

Noninterest Income
------------------

Total noninterest income increased to $351,000 in the nine-months ended September 30, 1999, from $221,000 for the same period of 1998. The increase was due to higher fee income from mortgage lending activities. Such fees include loan application fees and loan service and maintenance charges.

Additionally, noninterest income for the 1999 period included a $56,000 gain (representing the balance of unearned income) from the sale of four multifamily real estate loans (with an aggregate principal balance of $5,604,000) by the Holding Company. The sale was made in order to increase the Holding Company's liquidity for funding Intervest National Bank's initial capital on April 1, 1999. The loans were sold to Intervest Corporation of New York, a related party, at estimated fair value.

Noninterest Expenses
--------------------

Total noninterest expenses increased 47% to $2,285,000 in the nine-month period ended September 30, 1999, from $1,554,000 in the same period of 1998. The increase was almost entirely due to the opening of Intervest National Bank on April 1, 1999, which required the addition of employees and increased occupancy and equipment expenses.

Provision for Income Taxes
--------------------------

The provision for income taxes amounted to $544,000 in the nine-month period ended September 30, 1999, compared to $666,000 in the same period of 1998. The Company's effective tax rate (inclusive of state and local taxes) amounted to 38.8% in the 1999 period, compared to 39.3% in the 1998 period.

Cumulative Effect of Change in Accounting Principle
---------------------------------------------------

The cumulative effect of the change in accounting principle represents the required adoption, on January 1, 1999, of the AICPA's Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which applies to all companies except as provided for therein. The SOP requires that all start-up costs (except for those that are capitalizable under other generally accepted accounting principles) be expensed as incurred for financial statement purposes effective January 1, 1999. Previously, a portion of start-up costs were generally capitalized and amortized over a period of time. The adoption of this statement resulted in the immediate expensing on January 1, 1999 of $193,000 in start-up costs incurred through December 31, 1998 in connection with organizing Intervest National Bank. A deferred tax benefit of $65,000 was recorded in conjunction with this charge.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
         Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds
(a)      Not Applicable
(b)      Not Applicable
(c)      Not Applicable
(d)      Not Applicable

ITEM 3.  Defaults Upon Senior Securities
         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)      Not Applicable
(b)      Not Applicable
(c)      Not Applicable
(d)      Not Applicable

ITEM 5.  Other Information
         Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K
(a) Exhibit Index (numbered in accordance with Item 601 of Regulation S-B) 27 - Financial Data Schedule (For SEC Purposes only)
(b)      No Reports on Form 8-K were filed  during the quarter  ended  September
         30, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

         Date:  November 9, 1999            By:    /s/ Lowell S. Dansker
                                            ----------------------------
                                            Lowell S. Dansker,
                                            President and Treasurer
                                            (Chief Financial Officer)

         Date:  November 9, 1999            By:    /s/ Lawrence G. Bergman
                                            ------------------------------
                                            Lawrence G. Bergman,
                                            Vice President and Secretary