Form 10KSB
period 1999-12-31
INTERVEST BANCSHARES CORP
filed 2000-03-17
CIK 927807

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                -----------------

                        Commission File Number 000-23377

                        INTERVEST BANCSHARES CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    13-3699013
            --------                                    ----------
  (State or other jurisdiction              (I.R.S. employer identification no.)
      of incorporation)

                        10 Rockefeller Plaza, Suite 1015
                          New York, New York 10020-1903
            -------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 218-2800
             -------------------------------------------------------
                (Issuer's telephone number, including area code)

                 Securities registered pursuant to Section 12(b)
                     of the Securities Exchange Act of 1934

                                      None
                             ----------------------
                                (Title of class)

                 Securities registered pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934

                 Class A Common Stock, par value $1.00 per share
           -----------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes XX No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [X]

The Issuer's total interest income and total noninterest income for its most recent fiscal year was $15,058,000 and $456,000, respectively.

The aggregate market value of 1,183,666 shares of the Issuer's Class A common stock on February 10, 2000, which excludes 1,101,963 shares held by affiliates as a group, was $7,552,000. This value is based on the average bid and asked prices of $6.38 per share on February 10, 2000 of the Class A common stock on the NASDAQ Small Cap Market.

As of February  10, 2000 there were  2,285,629  shares of the  Issuer's  Class A
common  stock  and  305,000   shares  of  the  Issuer's  Class  B  common  stock
outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

================================================================================

                Intervest Bancshares Corporation and Subsidiaries

                        1999 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

PART I

                                                                            Page
                                                                            ----

Item 1   Description of Business ..........................................   1

Item 2   Description of Properties.........................................  11

Item 3   Legal Proceedings.................................................  12

Item 4   Submission of Matters to Vote of Security Holders................   12


PART II

Item 5   Market for Common Equity and Related Stockholder Matters.........   12

Item 6   Management's Discussion and Analysis or Plan of Operation........   14

Item 7   Financial Statements and Supplementary Data......................   31

Item 8   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure...........................   59


PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act...........    59

Item 10  Executive Compensation..........................................    60

Item 11  Security Ownership of Certain Beneficial Owners and Management..    60

Item 12  Certain Relationships and Related Transactions..................    60

Item 13  Exhibits, Lists and Reports on Form 8-K.........................    61

Signatures...............................................................    62

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

Intervest Bancshares Corporation
--------------------------------

Intervest Bancshares Corporation is a registered bank holding company (the "Holding Company") incorporated in 1993 under the laws of the State of Delaware. Its principal office is located at 10 Rockefeller Plaza, Suite 1015, New York, New York 10020, and its telephone number is 212-218-2800. The Holding Company's Class A common stock was approved for listing on the NASDAQ SmallCap Market (Symbol: IBCA) in November 1997. Prior to then, there had been no established trading market for the securities of the Holding Company. At December 31, 1999, the Holding Company owned 100% of the outstanding capital stock of Intervest Bank and Intervest National Bank. Hereafter, the Holding Company and Intervest Bank and Intervest National Bank are referred to collectively as the "Company," on a consolidated basis. Intervest Bank and Intervest National Bank may be referred to collectively as the "Banks."

At December 31, 1999, the Company had total assets of $247,829,000, deposits of $207,168,000, convertible debentures of $6,930,000, and stockholders' equity of $21,464,000. At December 31, 1998, the Company had total assets of $200,522,000, deposits of $170,467,000, convertible debentures of $7,000,000 and stockholders' equity of $19,544,000.

The Holding Company's primary business is the operation of the Banks. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. In 1998, the Holding Company also sold convertible subordinated debentures in the aggregate principal amount of $7,000,000 for working capital purposes.

Intervest Bank and Intervest National Bank
------------------------------------------

Intervest Bank is a Florida state-chartered commercial bank that provides a wide range of banking services to small and middle-market businesses and individuals through its banking offices located in Pinellas County, Florida. The principal executive offices of Intervest Bank are located at 625 Court Street, Clearwater, Florida 33756. In addition, Intervest Bank has four branches; three in Clearwater, Florida and one in South Pasadena, Florida.

At December 31, 1999, Intervest Bank had total assets of $189,477,000, deposits of $166,969,000, and stockholders' equity of $12,746,000, compared to total assets of $184,460,000, deposits of $170,467,000 and stockholders' equity of $11,104,000, at December 31, 1998.

Intervest National Bank is a nationally chartered commercial bank that opened for business on April 1, 1999. It is located at One Rockefeller Plaza in New York City and provides full commercial banking services, including Internet banking through its Web Site: www.intervestnatbank.com. At December 31, 1999, Intervest National Bank had total assets of $57,562,000, deposits of $47,475,000 and stockholder's equity of $8,493,000

The Holding Company and Intervest Bank are subject to examination and regulation by the Federal Reserve Board (the "FRB") and the Banks' deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law. Intervest Bank is also subject to the supervision of and examination by the Florida Department of Banking and Finance, while Intervest National Bank is subject to the supervision and regulation of the Office of the Comptroller of the Currency (the "OCC").

The Banks conduct a personalized commercial and consumer banking business, which consists of attracting deposits from the areas served by their banking offices. Intervest National Bank also uses the Internet for attracting its deposits, which can attract deposit customers from within as well as outside its primary market area. The deposits, together with funds derived from other sources, are used to originate a variety of real estate, commercial and consumer loans and to purchase investment securities. The Banks' emphasize multifamily and commercial residential real estate lending. Commercial loans include both collateralized and uncollateralized loans for: working capital (including inventory, receivables and business expansion); real estate acquisitions and improvements; and purchases of equipment and machinery. Consumer loans include collateralized and uncollateralized loans for financing automobiles, boats, home improvements and personal investments.

As is the case with banking institutions generally, the Banks' operations are significantly influenced by general economic conditions and by related monetary and fiscal policies of banking regulatory agencies, including the FRB, FDIC, OCC and Florida Department of Banking and Finance. Deposit flows and the rates paid thereon are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Banks face strong competition in the attraction of deposits and in the origination of loans.

The revenues of the Banks are primarily derived from interest on, and fees received in connection with, loans and from interest and dividends from securities and other short-term investments. The principal sources of funds for the Banks' lending activities are deposits, repayment of loans, maturities and calls of securities and cash flow generated from operating activities. The Banks' principal expenses are interest paid on deposits and operating and general and administrative expenses.

Merger
------

In late 1999, Intervest Bancshares Corporation announced that it had agreed to acquire Intervest Corporation of New York, a company with assets of approximately $99,000,000, consisting of a portfolio of mortgages on improved real property and short-term investments, primarily certificates of deposit and U.S. government agency notes. The combined total assets of the two entities if they had merged at December 31, 1999 would have been approximately $340,000,000.

The two entities are related in that the same persons serve on their boards and the holders of all of the shares of Intervest Corporation of New York also own approximately 48% of the voting shares of Intervest Bancshares Corporation. The merger was approved by both Boards of Directors, the shareholders of both the Company and Intervest Corporation of New York, and the Federal Reserve Bank of Atlanta. In the merger, Intervest Corporation of New York shareholders received an aggregate of 1,250,000 shares of the Company's Class A common stock in exchange for all of Intervest Corporation of New York's capital stock. The merger became effective in March 2000 and will be accounted for at historical cost similar to the pooling-of-interests method of accounting.

Market Area

Intervest Bank's facilities are located in Pinellas County, which is its primary market area and is the most populous county in the Tampa Bay area of Florida, with an estimated resident population of over 800,000 people. The area has many more seasonal residents. The Tampa Bay area is located on the West Coast of Florida, midway up the Florida peninsula. The major cities in the area are Tampa (Hillsborough County) and St. Petersburg and Clearwater (Pinellas County). Intervest Bank's deposit gathering and lending markets are concentrated in the communities surrounding its offices in Clearwater and South Pasadena, Florida. Management believes that its offices are located in an area serving small and mid-sized businesses and serving middle and upper income residential communities.

Intervest National Bank's facilities are located in Rockefeller Center in New York City and its primary deposit gathering and lending market area is the New York City metropolitan region, and Manhattan in particular. Its deposit gathering market also includes its Web Site on the Internet: www.intervestnatbank.com, which attracts deposit customers from both within and outside the Bank's primary market area. The New York City metropolitan area economy during the last three years has shown increased growth as evidenced by local employment growth statistics. Improvement can also be seen in the local real estate market as reflected in increased existing home sales and real estate values during the past few years.

The Holding Company's direct lending activities are concentrated in the New York City metropolitan region. It also considers Connecticut, Florida, New Jersey, Pennsylvania and Washington D.C. as its primary lending market.

Competition

The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies, as well as an increasing level of interstate banking, have created a highly competitive environment for commercial banking. In one or more aspects of their business, the Banks compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer services that the Banks do not currently provide. In addition, many of the Banks' non-bank competitors are not subject to the same extensive Federal regulations that govern bank holding companies and Federally insured banks.

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community bank is better positioned to establish personalized banking relationships with both commercial customers and individual households. The Banks' community commitment and involvement in their primary market areas, as well as their commitment to quality and personalized banking services are factors that contribute to each Bank's competitiveness. Management believes a locally-based bank is often perceived by the local business community as possessing a clearer understanding of local commerce and their needs. Consequently, management believes that the Banks can compete successfully in their primary market areas by making prudent lending decisions quickly and more efficiently than their competitors, without compromising asset quality or profitability, although no assurances can be given that such factors will assure success. In addition, management believes a personalized service approach enables the Banks to attract and retain core deposits.

Asset Quality

Management seeks to maintain a high level of asset quality. The Banks seek to maintain diversification when considering investments in securities and the originations of loans. In originating loans, emphasis is placed on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. Lending activities are conducted pursuant to written policies and defined lending limits. Depending on their type and size, certain loans must be reviewed and approved by a Loan Committee comprised of certain members of the Board of Directors prior to being originated. As part of its loan portfolio management strategy, the Banks typically limit their loans to a maximum of 80% of the value of the underlying real estate as determined by an appraisal. In addition, physical inspections of properties being considered for mortgage loans are made as part of the approval process.

Each Bank's Loan Committee concentrates its efforts and resources, as well as their senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and ensure the existence and valuations of collateral. Each Bank also has in place a review process with the objective of quickly identifying, evaluating and initiating necessary corrective actions for any problem loans. The goal of this loan review process is to address any classified loans as early as possible.

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

At December 31, 1999 and 1998, the Company did not have any nonperforming assets or impaired loans.

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

At December 31, 1999, the Company's loan portfolio amounted to $149,647,000, compared to $98,221,000 at December 31, 1998. At December 31, 1999 and 1998, the loan portfolio consisted predominantly of real estate mortgage loans.

Real Estate Mortgage Lending
----------------------------

The Company offers real estate loans secured by commercial and residential real estate. A substantial portion of the Company's loan portfolio is comprised of loans secured by commercial and multifamily real estate, including apartment buildings, office buildings and retail shopping centers. The properties are located mostly in the Company's primary market areas.

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

New mortgage loans on commercial real estate and multifamily properties are normally originated for terms of no more than 20 years with interest rates that are predominantly variable rate, based on the prime rate. Additionally, many loans have an interest rate floor which resets upward along with any increase in the loan's interest rate. This feature reduces the loan's interest rate exposure to periods of declining interest rates.

Commercial Lending
------------------

The Banks offer a variety of commercial loan services including term loans, lines of credit and equipment financing. Short-to-medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital needs (including those secured by inventory, receivables and other assets), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure. The Banks' commercial loans primarily are underwritten in each Bank's primary market area on the basis of the borrower's ability to service such debt from income. As a general practice, the Banks take as collateral a lien on any available real estate, equipment, or other assets. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by longer-term assets. Intervest National Bank did not originate any commercial loans in 1999.

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

Consumer Lending
----------------

Consumer loans offered by the Banks include those for: the purchase of automobiles, recreation vehicles and boats; second mortgages; home improvements; home equity lines of credit; and personal loans (both collateralized and uncollateralized). Consumer loans typically have a short term and carry higher interest rates than that charged on other types of loans. In addition, consumer loans pose additional risks of collectability when compared to traditional types of loans granted by commercial banks such as residential mortgage loans. In many instances, the Banks are required to rely on the borrower's ability to repay the loan from personal income sources, since the collateral may be of reduced value at the time of collection. Intervest National Bank did not originate any consumer loans in 1999.

Loan Solicitation and Processing
--------------------------------

Loan originations are derived from: direct solicitation by the Company's officers; existing customers and borrowers; advertising; walk-in customers; and referrals from brokers. Upon receipt of a loan application from a prospective borrower, a credit report and other verifications are obtained to substantiate specific information relating to the applicant's employment income and credit standing. An appraisal, where required, of any real estate intended to collateralize the proposed loan is undertaken by an appraiser approved by the Company. In addition, physical inspections of properties being considered for mortgage loans are made as part of the approval process.

Investment Activities

The Banks' investment policies and strategies are reviewed and approved by their respective Board of Directors and Investment Committees. The Banks have historically only purchased securities that are issued directly by the U.S. government or one of its agencies. Accordingly, the Banks' investments in securities carry a significantly lower credit risk than their loan portfolios. To manage interest rate risk, the Banks normally purchase securities that have adjustable rates or securities with fixed rates that have short- to intermediate-maturity terms. Securities held to maturity totaled $83,132,000 at December 31, 1999, compared to $82,338,000 at December 31, 1998.

From time to time, the Banks may also maintain a securities available-for-sale account to provide flexibility in the management of asset/liability strategies. During 1999 and 1998, there were no securities classified as available for sale. The Company does not engage in trading activities.

The Company also invests in various money-market instruments, including overnight and term Federal funds. These investments are used to invest the Company's available funds resulting from deposit-taking operations and normal cash flow and to help satisfy both internal liquidity needs and regulatory liquidity requirements.

Deposit Activities

The Banks' primary sources of funds consist of: retail deposits obtained through their branch offices and through the mail; amortization, satisfactions and repayments of loans; the maturities and calls of securities; and cash provided by operating activities.

Deposits are the major source of the Bank's funds for lending and other investment purposes. The majority of deposit accounts are solicited from individuals, small businesses and professional firms located throughout the Banks' primary market areas through the offering of a broad variety of deposit services. Intervest National Bank's deposit gathering market also includes its Web Site on the Internet: www.intervestnatbank.com, which attracts deposit customers from both within and outside its primary market area. Intervest National Bank advertises its products and services on various Web sites such as Bank Rate Monitor.

Deposit services include: certificates of deposit (including jumbo certificates in denominations of $100,000 or more); individual retirement accounts (IRAs); other time deposits; checking and other demand deposit accounts; negotiable order of withdrawal (NOW) accounts, savings accounts and money-market accounts. Transaction accounts and certificates of deposit accounts are tailored to the principal market area of each Bank at rates competitive to those in each area. In addition, the determination of rates and terms also considers the Banks' liquidity requirements, growth goals, capital levels and Federal regulations. Maturity terms, service fees and withdrawal penalties on deposit products are reviewed and established by the Banks on a periodic basis. The Banks also offer ATM services with access to local, state and national networks, wire transfers, direct deposit of payroll and social security checks and automated drafts for various accounts. In addition, Intervest Bank offers safe deposit boxes to its customers, while Intervest National Bank provides internet banking services. The Banks periodically review the scope of the banking products and services they offer in order to determine whether to add to or modify them, consistent with market opportunities and available resources. At December 31, 1999, deposit liabilities totaled $207,168,000, compared to $170,467,000 at December 31, 1998.

Other Sources of Funds

From time to time, the Banks purchase Federal funds to manage liquidity needs. At December 31, 1999, $6,955,000 of overnight Federal funds purchased were outstanding. Intervest Bank has agreements with correspondent banks whereby it may borrow up to $8,000,000 on an unsecured basis. There were no outstanding borrowings under these agreements at December 31, 1999 or 1998. In June 1998, the Holding Company sold $7,000,000 of convertible subordinated debentures for net proceeds of approximately $6,500,000. The funds were used to fund the initial capital of Intervest National Bank. For a further discussion of the debentures, see page 26.

Employees

At December 31, 1999, the Company employed 36 full-time employees and 4 part-time employees. The employees are not covered by a collective bargaining agreement and the Company believes its employee relations are good.

Federal and State Taxation

The Holding Company and the Banks file a consolidated Federal income tax return on a calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. Banks and bank holding companies are subject to Federal and state income taxes in the same manner as other corporations. In accordance with an income tax sharing agreement, income tax charges or credits are, for financial reporting purposes, allocated to the Holding Company and its subsidiaries on the basis of their respective taxable income or taxable loss included in the consolidated income tax return.

Although the Banks' income tax liability is determined under provisions of the Internal Revenue Code of 1986, as amended (the "Code"), which is applicable to all taxpayers, Sections 581 through 597 of the Code apply specifically to financial institutions. The two primary areas in which the treatment of financial institutions differs from the treatment of other corporations under the Code are in the areas of bond gains and losses and bad debt deductions. Bond gains and losses generated from the sale or exchange of portfolio instruments are generally treated for financial institutions as ordinary gains and losses as opposed to capital gains and losses for other corporations, as the Code considers bond portfolios held by banks to be inventory in a trade or business rather than capital assets. Banks are allowed a statutory method for calculating a reserve for bad debt deductions. Based on the asset size of the bank, a bank is permitted to maintain a bad debt reserve calculated on an experience method, based on chargeoffs and recoveries for the current and preceding five years, or a "grandfathered" base year reserve, if larger.

The Holding Company files state income tax returns in New Jersey and a franchise tax return in Delaware. The Holding Company and Intervest National Bank file consolidated state and city income tax returns in New York. Intervest Bank files a state income tax return in Florida. Florida taxes banks under primarily the same provisions as other corporations. The Holding Company's activities, other than Intervest Bank's operations, are taxable in the State of New York. Generally, New York State and City taxable income is calculated under applicable Code sections with some modifications required by state law.

Investment in Subsidiaries

                                                 At December 31, 1999
                                    ---------------------------------------------             Holding Company's Share
($ in thousands)                      % of                             Equity in            of Earnings (Loss) for the
                                     Voting               Total        Underlying           Years Ended December 31,
Subsidiary                           Stock           Investment        Net Assets           1999        1998         1997
---------------------------          -------         ----------        ----------           ----        ----        -----
Intervest Bank                        100%            $12,746           $12,746           $1,642      $1,149        $753
Intervest National Bank               100               8,493             8,493             (507)         -           -


There were no dividends paid to the Holding Company by its subsidiaries in 1999, 1998 or 1997.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both Federal and state laws and regulations that are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Holding Company and its subsidiaries.

Bank Holding Company Regulation
-------------------------------

As a bank holding company  registered under the Bank Holding Company Act of 1956
(BHCA), the Holding Company is subject to the regulation and supervision of the FRB. The Holding Company is required to file with the FRB periodic reports and other information regarding its business operations and those of its subsidiaries. Under the BHCA, the Holding Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

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

The FRB monitors the capital adequacy of bank holding companies and has adopted risk-based capital adequacy guidelines to evaluate bank holding companies on a consolidated basis. The guidelines require a ratio of "Tier 1" or Core Capital (generally, common stockholders' equity, perpetual noncumulative preferred stock and minority interests in consolidated subsidiaries, less goodwill, other disallowed intangibles and disallowed deferred tax assets, among other items) to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. At December 31, 1999, the Company's consolidated ratio of total capital to risk-weighted assets was 13.18% and its risk-based Tier 1 capital ratio was 11.93%.

The FRB also uses a leverage ratio to evaluate the capital adequacy of bank holding companies. The leverage ratio applicable to the Holding Company requires a ratio of Tier 1 capital to adjusted total average assets of not less than 3%, although most organizations are expected to maintain leverage ratios that are 100-200 basis points above this minimum ratio. The Holding Company's leverage ratio at December 31, 1999, was 8.46%.

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

Bank Regulation
---------------

Intervest Bank is a state-chartered banking corporation subject to the supervision of and examination by the FRB, the Florida Department of Banking and Finance and the FDIC. Intervest National Bank, as a national banking association, is subject to primary supervision, examination and regulation by the OCC, as well as the FRB and FDIC. These regulators have the power to: enjoin "unsafe or unsound practices;" require affirmative action to correct any conditions resulting from any violation or practice; issue an administrative order that can be judicially enforced; direct an increase in capital; restrict the growth of a bank; assess civil monetary penalties; and remove officers and directors.

The operations of the Banks are subject to numerous statutes and regulations. Such statutes and regulations relate to required reserves against deposits, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of the Banks' operations. Various consumer laws and regulations also affect the operations of the Banks, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, and fair credit reporting.

The Banks are subject to Sections 23A and 23B of the Federal Reserve Act, which governs certain transactions, such as loans, extensions of credit, investments and purchases of assets between member banks and their affiliates, including their parent holding companies. These restrictions limit the transfer of funds to the Holding Company, as defined in the statute, in the form of loans, extensions of credit, investment or purchases of assets ("Transfers"), and they require that the Banks' transactions with the Holding Company be on terms no less favorable to the Banks than comparable transaction between the Banks and unrelated third parties. Transfers by the Banks to the Holding Company are limited in amount to 10% of each Bank's capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of each Bank's capital and surplus. Furthermore, such loans and extensions of credit are also subject to various collateral requirements. These regulations and restrictions may limit the Holding Company's ability to obtain funds from the Banks for its cash needs, including funds for acquisitions, and the payment of dividends, interest and operating expenses.

The Banks are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Banks may not generally require a customer to obtain other services from the Banks or the Holding Company, and may not require the customer to promise not to obtain other services from a competitor as a condition to an extension of credit. The Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms (including interest rates and collateral) as, and following credit underwriting procedures that are not less stringent than those prevailing at the time for, comparable transactions with persons not covered above and who are not employees and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. In addition, extensions of credit to such persons beyond limits set by FRB regulations must be approved by the Board of Directors. The Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Banks or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Banks or the imposition of a cease and desist order.

Applicable law provides the Federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." The Federal banking agencies have issued uniform regulations defining such capital levels. Under the regulations, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater,
(ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank is considered (a) "undercapitalized " if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capitalized ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (b) "significantly undercapitalized" if a bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based Capital ratio of less than 3% or
(iii) a leverage ratio of less than 3%, and (c) "critically undercapitalized" if a bank has a ratio of tangible equity to total assets equal to or less than 2%.

At  December   31,  1999  and  1998,   each  Bank  met  the   definition   of  a
well-capitalized institution.

The deposits of the Banks are insured by the FDIC through the Bank Insurance Fund (the "BIF") to the extent provided by law. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and $0.27 per $100 of eligible deposits, depending upon the institutions capital position and other supervisory factors. Congress has enacted legislation that, among other things, provides for assessments against BIF insured institutions that will be used to pay certain financing corporation ("FICO") obligations. In addition to any BIF insurance assessments, BIF-insured banks are expected to make payments for the FICO obligations equal to an estimated $0.024 per $100 of eligible deposits each year.

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

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of Default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. The Federal Community Reinvestment Act of 1977 ("CRA"), among other things, allows regulators to withhold approval of an acquisition or the establishment of a branch unless the applicant has performed satisfactorily under the CRA. Satisfactory performance means adequately meeting the credit needs of the communities the institution serves, including low and moderate income areas. The applicable Federal regulators now regularly conduct CRA examinations to assess the performance of financial institutions. Intervest Bank has received a "satisfactory" rating in its most recent CRA examination. Intervest National Bank will be initially examined for CRA compliance in 2000.

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

The FRB, OCC and other Federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, and impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Holding Company or its banking subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially civil monetary penalties. In addition, the Florida Department of Banking and Finance possesses certain enumerated enforcement powers to address violations of the Florida State Law by state-chartered banks and to preserve safety and soundness, including, in the most severe cases, the authority to take possession of a state bank.

Interstate Banking and Other Recent Legislation
-----------------------------------------------

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, enacted in 1994, facilitates the interstate expansion and consolidation of banking organizations by permitting bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state. The Act also permits interstate mergers of banks, with some limitations and the establishment of new branches on an interstate basis provided that such action is authorized by the law of the host state. The Gramm-Leach-Bliley Act was signed by the President on November 12, 1999. This new legislation will permit banks, securities firms and insurance companies to affiliate under a common holding company structure. In addition to allowing new forms of financial services combinations, this Act clarifies how financial services conglomerates will be regulated by the different federal and state regulators. Additional legislative and regulatory proposals have been made and others can be expected. These include proposals designed to improve the overall the financial stability of the United States Banking System, and to provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens and baking organizations and to expand the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company.

Monetary Policy and Economic Control
------------------------------------

The commercial banking business in which the Company engages is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks' deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of these agencies are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company cannot be predicted.

Item 2.   Description of Properties

The office of the Holding Company is located in leased premises at 10 Rockefeller Plaza, New York, N.Y, 10020. Intervest Bank maintains its principal office at 625 Court Street, Clearwater, Florida, 33756. In addition, Intervest Bank operates four branch offices; three of which are in Clearwater, Florida, at 1875 Belcher Road North, 2175 Nursery Road and 2575 Ulmerton Road, and one is at 6750 Gulfport Blvd, South Pasadena, Florida. With the exception of the Belcher Road office, which is leased through June 2007, all of the offices of Intervest Bank are owned by Intervest Bank. The office at 625 Court Street consists of a two-story building containing approximately 22,000 sq. ft. Intervest Bank occupies the ground floor (approximately 8,500 sq. ft.) and leases the 2nd floor to a single commercial tenant. The branch office at 1875 Belcher Road is a two-story building in which Intervest Bank leases approximately 5,100 sq. ft. on the ground floor. The branch office at 2175 Nursery Road is a one-story building containing approximately 2,700 sq. ft., which is entirely occupied by Intervest Bank. The branch office at 2575 Ulmerton Road is a three-story building containing approximately 17,000 sq. ft. Intervest Bank occupies the ground floor

(approximately 2,500 sq. ft.) and leases the upper floors to commercial tenants. The branch office at 6750 Gulfport Blvd. is a one-story building containing approximately 2,800 sq. ft., which is entirely occupied by Intervest Bank. In addition, each of Intervest Bank's offices include drive-through teller facilities.

Intervest National Bank's office is located on the third floor of One Rockefeller Plaza in New York City, N.Y. The office consists of approximately 7,000 sq. ft. and has been leased through May 2008.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999, to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Securities

The Company's Class A common stock is traded over the counter and quoted on the NASDAQ SmallCap Market under the symbol: IBCA. At December 31, 1999, there were approximately 800 holders of record of the Company's Class A common stock, which includes persons or entities who hold their stock in nominee form or in street name through various brokerage firms. At December 31, 1999, there were four holders of record of Class B common stock. There is no public-trading market for the Class B common stock. The high and low sales prices (as obtained from NASDAQ) for the Class A common stock by calendar quarter for 1998 and 1999 are as follows:

                                  1999                          1998
                                  ----                          ----
                            High        Low                 High        Low
                            ----        ---                 ----        ---

    First quarter         $ 11.00     $  7.63              $15.25      $11.00
    Second quarter        $ 19.00     $  7.81              $16.00      $11.25
    Third quarter         $  9.75     $  7.44              $13.00      $ 8.25
    Fourth quarter        $  9.00     $  5.06              $10.00      $ 8.00

Dividends

Holders of the Holding Company's Class A common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. Dividends may also be declared or paid with respect to shares of Class B common stock beginning January 1, 2000. The Holding Company has not paid any cash dividends on its capital stock and there is no immediate prospect or contemplation of the payment of dividends on its stock. The Holding Company's ability to pay dividends is generally limited to earnings from the prior year, although retained earnings and dividends from its subsidiaries may also be used to pay dividends under certain circumstances. The primary source of funds for dividends payable by the Holding Company to its shareholders is the dividends payable to it by the Banks.

The payment of dividends by the Banks is subject to a determination by each Bank's Board of Directors and is dependent upon a number of factors, including capital requirements, regulatory limitations, the particular Bank's results of operations and financial condition, tax considerations of the Banks and the Holding Company, the number of outstanding shares of stock, and general economic conditions. There are various legal limitations with respect to the Banks financing or otherwise supplying funds to the Holding Company. In particular, under Federal banking law, the Banks may not declare a dividend that exceeds undivided profits. In addition, the approval of the FRB, the OCC (in the case of Intervest National Bank) and the Florida Department of Banking and Finance (in the case of Intervest Bank), is required if the total amount of all dividends declared in any calendar year exceeds the Bank's net profits for that year, combined with its retained net profits for the proceeding two years. The FRB also has the authority to limit further the payment of dividends by the Banks under certain circumstances. In addition, Federal banking laws prohibit or restrict each Bank from extending credit to the Holding Company under certain circumstances. The FRB and the OCC have established certain financial and capital requirements that affect the ability of banks to pay dividends and also have the general authority to prohibit banks from engaging in unsafe or unsound practices in conducting business. Depending upon the financial condition of either Bank, the payment of cash dividends could be deemed to constitute such an unsafe or unsound practice.

The FRB and Florida Department of Banking and Finance have publicly stated their view that it is generally an unsafe and unsound practice to pay cash dividends except out of current operating earnings. Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such bank. Consistent with this policy, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not pay cash dividends unless the available net earnings of the bank holding company is sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with a holding company's capital needs, asset quality and overall financial condition.

The ability of the Banks and the Holding Company to pay cash dividends is currently, and in the future influenced by regulatory policies or agreements and by capital guidelines. Accordingly, the actual amount, if any, and timing of future dividends will depend on, among other things, future earnings, the financial condition of the Banks and the Holding Company, the amount of cash on hand at the Holding Company level, outstanding debt obligations and the requirements imposed by regulatory authorities.

Item 6.   Management's Discussion and Analysis or Plan of Operation

                             Selected Financial Data

The table below presents selected consolidated financial data. This data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.



------------------------------------------------------ -------------------------------------------------------------------
                                                                     At or For The Year Ended December 31,
                                                       ------------- ------------ ------------- ------------- ------------
($ in thousands, except per share amounts)                     1999         1998          1997          1996         1995
------------------------------------------------------ ------------- ------------ ------------- ------------- ------------
Financial Condition Data:

Total assets                                               $247,829     $200,522      $150,755      $105,196      $68,942
Cash and cash equivalents                                     7,329       13,472         9,176         6,320        8,551
Loans receivable, net of deferred fees                      149,647       97,736        76,825        60,310       37,058
Securities, net                                              83,132       82,338        58,821        34,507       19,630
Deposits                                                    207,168      170,467       131,167        93,447       58,601
Federal funds purchased                                       6,955            -             -             -            -
Convertible debentures                                        6,930        7,000             -             -            -
Stockholders' equity                                         21,464       19,544        17,620         9,747        9,189
Nonaccrual loans                                                  -            -             -             -            -
Allowance for loan loss reserves                              2,493        1,662         1,173           811          593
Loan chargeoffs                                                   -            -             -            65           30
Loan recoveries                                                   1           10            10            33           21
------------------------------------------------------ ------------- ------------ ------------- ------------- ------------
Operations Data:

Interest and dividend income                                $15,058      $12,934        $9,347       $ 6,381      $ 4,190
Interest expense                                              9,478        8,297         5,894         3,745        2,225
                                                       ------------- ------------ ------------- ------------- ------------
Net interest and dividend income                              5,580        4,637         3,453         2,636        1,965
Provision for loan loss reserves                                830          479           352           250          233
                                                       ------------- ------------ ------------- ------------- ------------
Net interest and dividend income after
     provision for loan loss reserves                         4,750        4,158         3,101         2,386        1,732
Noninterest income                                              456          349           136           106           89
Noninterest expenses                                          3,165        2,133         1,906         1,551        1,415
                                                       ------------- ------------ ------------- ------------- ------------
Earnings before income taxes and change
     in accounting principle                                  2,041        2,374         1,331           941          406
Provision for income taxes                                      718          939           487           383          136
Cumulative effect of accounting change (1)                      128            -             -             -            -
                                                       ------------- ------------ ------------- ------------- ------------
Net earnings                                                $ 1,195      $ 1,435        $  844        $  558       $  270
------------------------------------------------------ ------------- ------------ ------------- ------------- ------------
Per Share Data:

Basic earnings per share                                    $  0.48      $  0.58         $0.49         $0.34       $ 0.16
Diluted earnings per share                                     0.43         0.46          0.41          0.34         0.16
Common book value per share                                    8.30         7.87          7.27          5.91         5.57
Dividends per share                                               -            -             -             -            -
------------------------------------------------------ ------------- ------------ ------------- ------------- ------------
Other Data and Ratios:

Common shares outstanding                                 2,586,879    2,484,515     2,424,415     1,650,000    1,650,000
Average common shares used to calculate:
     Basic earnings per share                             2,510,293    2,457,113     1,712,292     1,650,000    1,650,000
     Diluted earnings per share                           2,770,118    3,473,516     2,072,459     1,650,000    1,650,000
Adjusted net earnings for diluted earnings per share         $1,195       $1,607          $844          $558         $270
Full-service banking offices                                      6            5             5             4            4
Return on average assets                                      0.56%        0.81%         0.68%         0.67%        0.51%
Return on average equity                                      5.89%        7.74%         7.53%         5.91%        3.01%
Loans, net of unearned income to deposits                    72.23%       57.33%        58.57%        64.54%       63.24%
Allowance for loan losses to total net loans                  1.67%        1.70%         1.53%         1.34%        1.60%
Average stockholders' equity to average total assets          9.50%       10.49%         8.96%        11.29%       16.89%
Stockholders' equity to total assets                          8.66%        9.75%        11.69%         9.27%       13.32%
------------------------------------------------------ ------------- ------------ ------------- ------------- ------------

(1) Represents a cumulative charge, net of applicable taxes, resulting from the adoption on January 1, 1999 of the AICPA's Statement of Position 98-5, "Accounting for Start-Up Costs."

General

Management's discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the Consolidated Financial Statements and Notes thereto beginning on page 34.

Intervest Bancshares Corporation's principal assets are its 100% ownership interest in Intervest Bank and Intervest National Bank's outstanding capital stock. Intervest Bancshares Corporation (referred to by itself as the "Holding Company") and Intervest Bank and Intervest National Bank (referred to together as the "Banks") are referred to collectively as the "Company" on a consolidated basis.

Intervest  National  Bank  is a  full-service  commercial  bank  located  at One
Rockefeller Plaza, Suite 300, New York, New York, 10020. It received its national charter from the OCC and opened for business on April 1, 1999. Intervest Bank is a Florida state-chartered commercial bank with four banking offices in Clearwater, Florida and one in South Pasadena, Florida.

The Holding Company's primary business is the operation of the Banks. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. As a result, the Company's consolidated results of operations are dependent largely upon the Banks' results of operations. Each Bank conducts a full-service commercial banking business, which consists of attracting deposits from the general public and investing those funds, together with other source of funds, primarily through the origination of commercial and multifamily real estate loans, and through the purchase of security investments. Intervest National Bank also provides Internet banking services through its Web Site: www.intervestnatbank.com.

The Company's profitability depends primarily on net interest income, which is the difference between interest income generated from its interest-earning assets less the interest expense incurred on its interest-bearing liabilities. Net interest income is dependent upon the interest-rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, the Company's profitability is affected by such factors as the level of its noninterest income and expenses, the provision for loan loss reserves, and the Company's effective income tax rate. Noninterest income consists primarily of loan and other banking fees. Noninterest expense consists of compensation and benefits, occupancy and equipment related expenses, data processing expenses, advertising expense, deposit insurance premiums and other operating expenses. The Company's profitability is also significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

In late 1999, Intervest Bancshares Corporation announced that it had agreed to acquire Intervest Corporation of New York, a company with assets of approximately $99,000,000, consisting of a portfolio of mortgages on improved real property and short-term investments, primarily certificates of deposit and U.S. government agency notes. The combined total assets of the two entities if they had merged at December 31, 1999 would have been approximately $340,000,000.

The two entities are related in that the same persons serve on their boards and the holders of all of the shares of Intervest Corporation of New York also own approximately 48% of the voting shares of Intervest Bancshares Corporation. The merger was approved by both Boards of Directors, the shareholders of both the Company and Intervest Corporation of New York, and the Federal Reserve Bank of Atlanta. In the merger, Intervest Corporation of New York shareholders received an aggregate of 1,250,000 shares of the Company's Class A common stock in exchange for all of Intervest Corporation of New York's capital stock. The merger became effective in March 2000 and will be accounted for at historical cost similar to the pooling-of-interests method of accounting.

                              Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 1999 and 1998.

General
-------

Consolidated earnings for the year ended December 31, 1999 were $1,195,000, or $0.43 per diluted share, compared to $1,435,000, or $0.46 per diluted share for 1998. The decline in earnings was due to the opening of Intervest National Bank. The new bank recorded a net loss from operations of $507,000, which included $444,000 allocated to its initial provision for loan loss reserves as well as a one-time net charge of $128,000 related to the required adoption, on January 1, 1999, of the AICPA's Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The aforementioned items were almost entirely offset by continued earnings growth from Intervest Bank, whose net earnings rose to $1,642,000 in 1999, from $1,149,000 in 1998. The Holding Company had net earnings of $60,000 in 1999, compared to $286,000 in 1998. The decrease was attributable to the funding of Intervest National Bank's initial capital.

Net Interest and Dividend Income
--------------------------------

Net interest and dividend income increased to $5,580,000 in 1999, from $4,637,000 in 1998. The increase was due to growth in the Company's interest-earning assets and a slight improvement in the net interest rate spread from 2.20% in 1998, to 2.25% in 1999. Average interest-earning assets grew by $35,902,000, reflecting the opening of Intervest National Bank.

The Company's net interest margin was 2.73% in 1999, compared to 2.75% in 1998. The slight decline in the margin was due to a decrease in the ratio of the Company's average earning-assets to average interest-bearing liabilities from
1.11 in 1998 to 1.10 in 1999, offset almost entirely by a 5 basis point improvement in the net interest rate spread.

The Company's yield on earning assets declined by 31 basis points primarily due to the following factors: the very competitive lending environment during 1999 which resulted in originations of new loans at lower rates as well as prepayments of higher-yielding loans; calls of higher-yielding U.S government agency securities with the resulting proceeds being invested in securities with lower rates; and lower rates earned on short-term investments.

The Company's cost of funds declined by 36 basis points due to lower average rates paid on deposit accounts as well as a change in the mix of deposits. Lower-cost deposits held in checking, savings and money-market accounts increased in 1999, while the level of higher-cost time deposits declined. The decline in the cost of deposits was offset to some degree by the higher-cost funds obtained through the sale of convertible subordinated debentures by the Holding Company in June 1998.

The table that follows sets forth information on the Company's average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 1999 and 1998. The yields and rates shown are based on a computation of income/expense for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Certain yields and rates shown are adjusted for related fee income or expense. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.


                                                                         For the Year Ended December 31,
                                                                         -------------------------------
                                                                   1999                                    1998
                                                    -----------------------------------    ------------------------------------
                                                      Average     Interest    Yield/         Average      Interest    Yield/
 ($ in thousands)                                     Balance    Inc./Exp.     Rate          Balance     Inc./Exp.     Rate
 -------------------------------------------------- ------------ ----------- ----------    ------------- ----------- ----------
                      Assets
 Interest-earning assets:
    Loans                                              $110,006     $ 9,691    8.81%           $ 90,470      $8,278    9.15%
    Securities                                           83,914       4,873    5.81              69,508       4,224    6.08
    Other interest-earning assets                        10,304         494    4.79               8,344         432    5.18
 -------------------------------------------------- ------------ ----------- ----------    ------------- ----------- ----------
 Total interest-earning assets                          204,224     $15,058    7.37%            168,322     $12,934    7.68%
 -------------------------------------------------- ------------ ----------- ----------    ------------- ----------- ----------
 Noninterest-earning assets                               9,453                                   8,395
 -------------------------------------------------- ------------ ----------- ----------    ------------- ----------- ----------
 Total assets                                          $213,677                                $176,717
 -------------------------------------------------- ------------ ----------- ----------    ------------- ----------- ----------

       Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
    Money market and checking (NOW) deposits           $ 52,105     $ 2,222    4.26%           $ 28,756      $1,324    4.60%
    Savings deposits                                     25,321       1,066    4.21              17,210         832    4.83
    Certificates of deposits                             99,482       5,524    5.55             101,547       5,821    5.73
                                                    ------------ ----------- ----------     ------------- ----------- ----------
    Total deposit accounts                              176,908       8,812    4.98             147,513       7,977    5.41
    Federal funds purchased                                 517          29    5.61                  20           1    5.00
    Convertible debentures                                7,531         637    8.45               3,777         319    8.45
 -------------------------------------------------- ------------ ----------- ----------    ------------- ----------- ----------
 Total interest-bearing liabilities                     184,956     $ 9,478    5.12             151,310      $8,297    5.48%
 -------------------------------------------------- ------------ ----------- ----------    ------------- ----------- ----------
 Noninterest-bearing deposits                             4,436                                   3,096
 Noninterest-bearing liabilities                          3,980                                   3,782
 Stockholders' equity                                    20,305                                  18,529
 -------------------------------------------------- ------------ ----------- ----------    ------------- ----------- ----------
 Total liabilities and stockholders' equity            $213,677                                $176,717
 -------------------------------------------------- ------------ ----------- ----------    ------------- ----------- ----------
 Net interest and dividend income/spread                            $ 5,580    2.25%                         $4,637    2.20%
 -------------------------------------------------- ------------ ----------- ----------    ------------- ----------- ----------
 Net interest-earning assets/margin                    $ 19,268                2.73%           $ 17,012                2.75%
 -------------------------------------------------- ------------ ----------- ----------    ------------- ----------- ----------
 Ratio of total interest-earning assets
    to total interest-bearing liabilities                 1.10x                                   1.11x
 -------------------------------------------------- ------------ ----------- ---------- -- ------------- ----------- ----------

The table that follows provides information regarding changes in interest and dividend income and interest expense. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume),
(2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

                                                                   For the Year Ended December 31, 1999 vs. 1998
                                                                    Increase (Decrease) Due To Change In:

     ($ in thousands)                                                  Rate        Volume     Rate/Volume       Total
     --------------------------------------------------------- ------------- ------------- --------------- -----------
     Interest-earning assets:
        Loans                                                        $(308)       $1,788        $(67)          $1,413
        Securities                                                    (188)          875         (38)             649
        Other interest-earning assets                                  (32)          101          (7)              62
     --------------------------------------------------------- ------------- ------------- --------------- -----------
     Total interest-earning assets                                    (528)        2,764        (112)           2,124
     --------------------------------------------------------- ------------- ------------- --------------- -----------
     Interest-bearing liabilities:
        Money market and checking (NOW )deposits                      (112)        1,087         (77)             898
        Savings deposits                                              (107)          392         (51)             234
        Certificates of deposit                                       (182)         (118)          3             (297)
                                                               ------------- ------------- --------------- -----------
        Total deposit accounts                                        (401)        1,361        (125)             835
        Federal funds purchased                                         -             25           3               28
        Convertible debentures                                          -            318           -              318
     --------------------------------------------------------- ------------- ------------- --------------- -----------
     Total interest-bearing liabilities                               (401)        1,704        (122)           1,181
     --------------------------------------------------------- ------------- ------------- --------------- -----------
     Net change in interest and dividend income                      $(127)       $1,060         $10          $   943
     --------------------------------------------------------- ------------- ------------- --------------- -----------

Provision for Loan Loss Reserves
--------------------------------

The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors, including the level of outstanding loans. The provision amounted to $830,000 in 1999, compared to $479,000 in 1998. The 1999 provision included $444,000 recorded by Intervest National Bank as its initial provision for loan loss reserves in conjunction with approximately $42,000,000 of new loan originations. See the section "Comparison of Financial Condition at December 31, 1999 and December 31, 1998," for additional discussion of the allowance for loan loss reserves. At December 31, 1999 and 1998, the Company did not have any nonaccrual or impaired loans.

Noninterest Income
------------------

Total noninterest income increased to $456,000 in 1999, from $349,000 in 1998. The increase was due to higher loan fee income from mortgage lending activities. Such fees include loan prepayment fees, fees earned on expired commitments, and loan service, inspection and maintenance charges.

Noninterest Expenses
--------------------

Noninterest expenses increased to $3,165,000 in 1999, from $2,133,000 in 1998. The increase was almost entirely due to the opening of Intervest National Bank on April 1, 1999, which increased compensation expense (due to additional staff) and occupancy and equipment expenses (due to the leasing of new office space and fixed asset depreciation).

Provision for Income Taxes
--------------------------

The provision for income taxes decreased to $718,000 in 1999, from $939,000 in 1998, due to lower pre-tax earnings. The Company's effective tax rate (inclusive of state and local taxes) amounted to 35.3% in 1999, compared to 39.6% in 1998. The decline in the rate was due to increased tax benefits from Intervest National Bank's taxable loss in 1999. The new bank has a higher effective tax rate resulting from New York State and City taxes. The Company files a consolidated Federal income tax return, while the Holding Company and Intervest National Bank file consolidated New York State and City income tax returns. Intervest Bank files a state income tax return in Florida.

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

Comparison of Results of Operations for the Years Ended December 31, 1998 and 1997.

General
-------

Net earnings for the year ended December 31, 1998 were $1,435,000, compared to $844,000 for the year ended December 31, 1997. On a diluted per share basis, net earnings was $0.46 for 1998, compared to $0.41 for 1997. The increase in net earnings was primarily due to a $1,184,000 increase in net interest and dividend income and a $213,000 increase in noninterest income. These increases were partially offset by a higher income tax provision of $452,000, a $227,000 increase in noninterest expenses and an increase in the provision for loan loss reserves of $127,000.

Net Interest and Dividend Income
--------------------------------

The Company's net interest and dividend income increased to $4,637,000 in 1998, from $3,453,000 in 1997. The increase was due to growth in the Company's interest-earning assets, partially offset by a decline in the net interest margin from 2.92% in 1997 to 2.75% in 1998.

The decline in the margin was a function of a lower interest rate spread caused by a decline in the yield on the Company's earning assets and an increase in its cost of funds. The yield on earning assets declined by 22 basis points largely due to a decline in the yield on the loan portfolio as well as an increase in securities and short-term investments. Securities and short-term investments have a lower yield than the Company's loan portfolio. The Company's cost of funds increased by 4 basis points due to higher-cost funds obtained through sale of the Debentures, partially offset by a slight decline in the average cost for deposit accounts. The effect of the decrease in the interest rate spread described above was partially offset by an increase of $7,007,000 in net average interest-earning assets. This increase was largely due to the investment of the proceeds from the issuance of common stock as well as the reinvestment of earnings generated from operations. The table that follows, for the years end December 31, 1998 and 1997, sets forth the same information that is described above the table on page 17.

                                                                        For the Year Ended December 31,
                                                                        -------------------------------
                                                                  1998                                     1997
                                                   ------------- ----------- ---------     ------------- ----------- ----------
                                                     Average      Interest    Yield/         Average      Interest    Yield/
($ in thousands)                                     Balance     Inc./Exp.     Rate          Balance     Inc./Exp.     Rate
-------------------------------------------------- ------------- ----------- ---------      ------------- ----------- ----------
                     Assets
Interest-earning assets:
   Loans                                                $90,470      $8,278    9.15%            $68,711      $6,415    9.34%
   Securities                                            69,508       4,224    6.08              42,763       2,632    6.15
   Other interest-earning assets                          8,344         432    5.18               6,913         300    4.34
-------------------------------------------------- ------------- ----------- ---------     ------------- ----------- ----------
Total interest-earning assets                           168,322     $12,934    7.68%            118,387      $9,347    7.90%
-------------------------------------------------- ------------- ----------- ---------     ------------- ----------- ----------
Noninterest-earning assets                                8,395                                   6,619
-------------------------------------------------- ------------- ----------- ---------     ------------- ----------- ----------
Total assets                                           $176,717                                $125,006
-------------------------------------------------- ------------- ----------- ---------     ------------- ----------- ----------

      Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Money market and checking (NOW) deposits             $28,756      $1,324    4.60%           $ 18,087        $816    4.51%
   Savings deposits                                      17,210         832    4.83               9,128         446    4.89
   Certificates of deposit                              101,547       5,821    5.73              81,149       4,631    5.71
                                                   ------------- ----------- ---------     ------------- ----------- ----------
   Total deposit accounts                               147,513       7,977    5.41             108,364       5,893    5.44
   Federal funds purchased                                   20           1    5.00                  18           1    5.56
   Convertible debentures                                 3,777         319    8.45                   -           -       -
-------------------------------------------------- ------------- ----------- ---------     ------------- ----------- ----------
Total interest-bearing liabilities                      151,310      $8,297    5.48%            108,382      $5,894    5.44%
-------------------------------------------------- ------------- ----------- ---------     ------------- ----------- ----------
Noninterest-bearing deposits                              3,096                                   2,325
Noninterest-bearing liabilities                           3,782                                   3,088
Stockholders' equity                                     18,529                                  11,211
-------------------------------------------------- ------------- ----------- ---------     ------------- ----------- ----------
Total liabilities and stockholders' equity             $176,717                                $125,006
-------------------------------------------------- ------------- ----------- ---------     ------------- ----------- ----------
Net interest and dividend income/spread                              $4,637    2.20%                         $3,453    2.46%
-------------------------------------------------- ------------- ----------- ---------     ------------- ----------- ----------
Net interest-earning assets/margin                      $17,012                2.75%           $ 10,005                2.92%
-------------------------------------------------- ------------- ----------- ---------     ------------- ----------- ----------
Ratio of total interest-earning assets
    to total interest-bearing liabilities                 1.11x                                   1.09x
-------------------------------------------------- ------------- ----------- ---------     ------------- ----------- ----------

The table that follows provides information regarding changes in interest and dividend income and interest expense. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume),
(2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).


                                                                   For the Year Ended December 31, 1998 vs. 1997
                                                                    Increase (Decrease) Due To Change In:

     ($ in thousands)                                            Rate            Volume     Rate/Volume       Total
     --------------------------------------------------------- ------------- ------------- --------------- -----------
     Interest-earning assets:
        Loans                                                  $(131)              $2,032        $(38)         $1,863
        Securities                                               (30)               1,645         (23)          1,592
        Other interest-earning assets                             58                   62          12             132
     --------------------------------------------------------- ------------- ------------- --------------- -----------
     Total interest-earning assets                              (103)               3,739         (49)          3,587
     --------------------------------------------------------- ------------- ------------- --------------- -----------
     Interest-bearing liabilities:
        Money market and checking (NOW) deposits                  16                  481          11             508
        Savings deposits                                          (5)                 395          (4)            386
        Certificates of deposit                                   16                1,165           9           1,190
                                                               ------------- ------------- --------------- -----------
        Total deposit accounts                                    27                2,041          16           2,084
        Convertible debentures                                     -                    -         319             319
     --------------------------------------------------------- ------------- ------------- --------------- -----------
     Total interest-bearing liabilities                           27                2,041         335           2,403
     --------------------------------------------------------- ------------- ------------- --------------- -----------
     Net change in interest and dividend income                $(130)              $1,698       $(384)         $1,184
     --------------------------------------------------------- ------------- ------------- --------------- -----------

Provision for Loan Loss Reserves
--------------------------------

The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors, including the level of outstanding loans. The provision amounted to $479,000 in 1998, compared to $352,000 in 1997. The increase reflected primarily a higher level of loan originations. See the section "Comparison of Financial Condition at December 31, 1999 and December 31, 1998," for additional discussion of the allowance for loan loss reserves. At December 31, 1998 and 1997, the Company did not have any nonaccrual or impaired loans.

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

Provision for Income Taxes
--------------------------

The provision for income taxes increased to $939,000 in 1998, from $487,000 in 1997, largely due to higher pre-tax earnings. The Company's effective tax rate (inclusive of state and local taxes) amounted to 39.6% in 1998, compared to 36.6% in 1997. The higher rate for 1998 reflects an increase in the earnings of the Holding Company, which has a higher state income tax rate than Intervest Bank.

                               Financial Condition

Comparison of Financial Condition at December 31, 1999 and December 31, 1998.

Overview
--------

Total assets increased to $247,829,000 at December 31, 1999, from $200,522,000 at December 31, 1998. Total liabilities increased to $226,365,000 at December 31, 1999, from $180,978,000 at December 31, 1998. The increases were due to the opening of Intervest National Bank, which resulted in new loan originations and deposit liabilities. Stockholders' equity grew to $21,464,000 at year-end 1999, from $19,544,000 at December 31, 1998, reflecting an increase in retained earnings and the exercise of common stock warrants.

The Company's balance sheet was comprised of the following:

                                                          At December 31, 1999               At December 31, 1998
                                                          --------------------               --------------------
                                                        Carrying        % of               Carrying        % of
      ($ in thousands)                                     Value    Total Assets             Value     Total Assets
      --------------------------------------------- -------------- ---------------- -- ------------- ------------------
      Cash and cash equivalents                           $ 7,329       3.0%              $13,472           6.7%
      Securities held to maturity, net                     83,132      33.5                82,338          41.1
      Federal Reserve Bank stock                              508       0.2                   233           0.1
      Loans receivable, net of loan loss reserves         147,154      59.4                96,074          47.9
      All other assets                                      9,706       3.9                 8,405           4.2
      --------------------------------------------- -------------- ---------------- -- ------------- ------------------
      Total assets                                       $247,829     100.0%             $200,522         100.0%
      --------------------------------------------- -------------- ---------------- -- ------------- ------------------
      Deposits                                           $207,168      83.6%             $170,467          85.0%
      Federal funds purchased                               6,955       2.8                     -             -
      Convertible debentures payable                        6,930       2.8                 7,000           3.5
      All other liabilities                                 5,312       2.1                 3,511           1.8
      --------------------------------------------- -------------- ---------------- -- ------------- ------------------
      Total liabilities                                   226,365      91.3               180,978          90.3
      --------------------------------------------- -------------- ---------------- -- ------------- ------------------
      Stockholders' equity                                 21,464       8.7                19,544           9.7
      --------------------------------------------- -------------- ---------------- -- ------------- ------------------
      Total liabilities and stockholders' equity         $247,829     100.0%             $200,522         100.0%
      --------------------------------------------- -------------- ---------------- -- ------------- ------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents decreased due to the deployment of funds into loans and security investments.

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

Securities for which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Securities held to maturity totaled $83,132,000 at December 31, 1999, compared to $82,338,000 at December 31, 1998. The estimated fair value of the held-to-maturity portfolio was $79,882,000 at December 31, 1999, compared to $82,173,000 at December 31, 1998. The decline in estimated fair value is reflective of the higher interest rate environment in the latter part of 1999.

At December 31, 1999, the securities portfolio consisted of fixed-rate debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank and Federal National Mortgage Association. The securities have terms that allow the issuer the right to call or prepay its obligation without prepayment penalty.

From time to time, the Banks may also maintain a securities available-for-sale account to provide flexibility in the management of asset/liability strategies. During 1999 and 1998, there were no securities classified as available for sale. The Company does not engage in trading activities.

The investment in the capital stock of the Federal Reserve Bank, which pays a dividend, is required in order for the Banks to be members of the Federal Reserve Banking System. The amount of the investment, which fluctuates based on certain criteria, was $508,000 at December 31, 1999, compared to $233,000 at December 31, 1998. The increase reflected the opening of Intervest National Bank on April 1, 1999.

Loans Receivable
----------------

Loans receivable, before the allowance for loan loss reserves, increased to $149,647,000 at December 31, 1999, from $97,736,000 at December 31, 1998, due to new originations of commercial real estate and multifamily loans, partially offset by principal repayments and sales of loans. In the first quarter of 1999, four multifamily real estate loans, with an aggregate principal balance of $5,604,000, held by the Holding Company were sold in order to increase its liquidity for funding Intervest National Bank's initial capital on April 1, 1999. The loans were sold to Intervest Corporation of New York, a related party, at the outstanding principal balance plus accrued interest.

At December 31, 1999, the loan portfolio consisted of $92,748,000 of fixed-rate loans and $57,815,000 of adjustable-rate loans. New mortgage loans on commercial real estate and multifamily properties are normally originated for terms of no more than 20 years with interest rates that are predominantly variable rate, based on the prime rate. Additionally, many loans have an interest rate floor which resets upward along with any increase in the loan's interest rate. This feature reduces the loan's interest rate exposure to periods of declining interest rates.

Commercial real estate and multifamily real estate properties collateralize almost all of the loans in the Company's loan portfolio. As of December 31, 1999, 97% of the loan portfolio was concentrated in loans collateralized by such properties, compared to 94% at December 31, 1998. Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.

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

The following table sets forth information concerning the Company's loan portfolio by type of loan:

                                                         At December 31, 1999                   At December 31, 1998
                                                         --------------------                   --------------------
                                                   # of                   % of           # of                    % of
     ($ in thousands)                             loans      Amount       Total          loans      Amount       Total
     --------------------------------------- ----------- -------------- ----------- ------------ ------------- -----------
     Commercial real estate loans                   101      $78,425      52.1%            95        $68,828      70.1%
     Residential multifamily loans                   96       67,478      44.8             51         23,707      24.1
     Residential 1-4 family loans                    44        2,311       1.5             47          2,627       2.7
     Commercial loans                                42        2,107       1.4             49          2,875       2.9
     Consumer loans                                  24          242       0.2             17            184       0.2
     --------------------------------------- ----------- -------------- ----------- ------------ ------------- -----------
     Total gross loans receivable                   307      150,563     100.0%           259         98,221     100.0%
     Deferred loan fees                                         (916)                                   (485)
     --------------------------------------- ----------- -------------- ----------- ------------ ------------- -----------
     Loans, net of deferred fees                             149,647                                  97,736
     Allowance for loan loss reserves                         (2,493)                                 (1,662)
     --------------------------------------- ----------- -------------- ----------- ------------ ------------- -----------
     Loans receivable, net                                  $147,154                                 $96,074
     --------------------------------------- ----------- -------------- ----------- ------------ ------------- -----------

The following table shows the scheduled contractual principal repayments by period of the Company's loan portfolio:

                                                                               At December 31,
                                                                               ---------------
                      ($ in thousands)                                          1999             1998
                      --------------------------------------------------- ---------------- -----------------
                      Within one year                                        $  22,749         $15,674
                      Over one to five years                                   100,585          69,416
                      Over five years                                           27,229          13,131
                      --------------------------------------------------- ---------------- -----------------
                                                                              $150,563         $98,221
                      --------------------------------------------------- ---------------- -----------------

At December 31, 1999, $44,631,000 of loans with adjustable rates and $83,182,000 of loans with fixed rates were due after one year.

The following table sets forth the activity in the loan portfolio:

                                                                           For the Year Ended December 31,
                                                                           -------------------------------
                      ($ in thousands)                                         1999             1998
                      --------------------------------------------------- ---------------- -----------------
                      Loans receivable, net, at beginning of year            $96,074           $75,652
                        Loans originated and purchased                        80,477            33,222
                        Principal repayments                                 (22,504)          (12,237)
                        Loans sold                                            (5,604)                -
                        Recoveries                                                 1                10
                        Increase in unearned loan fees                          (459)              (84)
                        Increase in allowance for loan loss reserves            (831)             (489)
                      --------------------------------------------------- ---------------- -----------------
                      Loans receivable, net, at end of year                 $147,154           $96,074
                      --------------------------------------------------- ---------------- -----------------

Nonaccrual Loans
----------------

During 1999 and 1998, the Company did not have any loans on a nonaccrual status. The Company's policy is to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when in the opinion of the Company's management, principal or interest is not likely to be paid in accordance with the terms of the loan.

Allowance for Loan Loss Reserves
--------------------------------

The allowance for loan loss reserves is established through a provision for loan loss reserves charged to operations. Loans are charged against the allowance for loan loss reserves when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The adequacy of the allowance is evaluated monthly or more frequently when necessary with consideration given to: the nature and volume of the loan portfolio; overall portfolio quality; loan concentrations; specific problem loans and commitments and estimates of fair value thereof; historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's perception of the current and anticipated economic conditions in the Company's lending areas. Although management believes it uses the best information available to make determinations with respect to the allowance for loan loss reserves, future adjustments may be necessary if economic conditions, or other factors, differ from those assumed in the determination of the level of the allowance.

In addition, SFAS No. 114, as amended by SFAS No. 118, specifies the manner in which the portion of the allowance for loan loss reserves related to impaired loans is computed. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both full principal and interest due according to the contractual terms of the loan agreement. Impairment for larger balance loans such as commercial real estate and multifamily loans are measured based on: the present value of expected future cash flows, discounted at the loan's effective interest rate; or the observable market price of the loan; or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance within the overall allowance for loan loss reserves and a charge through the provision for loan loss reserves. The Company normally charges off any portion of the recorded investment in the loan that exceeds the fair value of the collateral. The net carrying amount of an impaired loan does not at any time exceed the recorded investment in the loan.

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

At December 31, 1999, the Company's allowance for loan loss reserves amounted to $2,493,000, compared to $1,662,000 at year-end 1998. The increase reflected the growth in the loan portfolio. During 1999 and 1998, the Company did not have any loans on a nonaccrual status or classified as impaired. At December 31, 1999 and 1998, the allowance for loan loss reserves was predominately allocated to commercial real estate and multifamily loans.

The following table sets forth certain information with respect to the Company's allowance for loan loss reserves:

                                                                           For the Year Ended December 31,
                                                                           -------------------------------
                  ($ in thousands)                                               1999              1998
                  ------------------------------------------------------- ----------------- ------------------
                  Allowance at beginning of year                               $  1,662           $ 1,173
                  Provision charged to operations                                   830               479
                  Recoveries                                                          1                10
                  ------------------------------------------------------- ----------------- ------------------
                  Allowance at end of year                                     $  2,493           $ 1,662
                  ------------------------------------------------------- ----------------- ------------------
                  Ratio of  allowance  to total  loans,  net of deferred fees      1.67%             1.70%
                  Total loans, net of deferred fees                            $149,647           $97,736
                  Average loans during the year                                $110,006           $90,470
                  ------------------------------------------------------- ----------------- ------------------

Foreclosed Real Estate
----------------------

During 1999 and 1998, the Company did not have any foreclosed real estate.

All Other Assets

The following table shows the composition of all other assets:

                                                                               At December 31,
                                                                               ---------------
                         ($ in thousands)                                   1999            1998
                         ------------------------------------------- -------------- ---------------
                         Accrued interest receivable                        $1,836          $1,800
                         Premises and equipment, net                         5,767           4,917
                         Deferred income tax asset                             912             579
                         Deferred debenture offering costs                     479             522
                         All other                                             712             587
                         ------------------------------------------- -------------- ---------------
                                                                            $9,706          $8,405
                         ------------------------------------------- -------------- ---------------

All other assets increased due to purchases of fixed assets, primarily by Intervest National Bank, and an increase in the Company's deferred tax asset. The tax asset relates primarily to the unrealized tax benefit on the Company's allowance for loan loss reserves and organizational start-up costs. These charges have been expensed for financial statement purposes, but are not all currently deductible for income tax purposes. The ultimate realization of the deferred tax asset is dependent upon the generation of sufficient taxable income by the Company during the periods in which these temporary differences become deductible for tax purposes. Management believes that it is more likely than not that the Company's deferred tax asset will be realized and accordingly, a valuation allowance for deferred tax assets was not maintained at any time during 1999 and 1998.

Deposits
--------

Deposit liabilities increased to $207,168,000 at December 31, 1999, from $170,467,000 at December 31, 1998. The increase was attributable to the opening of Intervest National Bank on April 1, 1999, whose deposit accounts grew to approximately $47,000,000 at year-end 1999. At December 31, 1999, time deposit accounts totaled $122,794,000 and demand deposits and savings and checking accounts aggregated $84,374,000. The same categories of deposit accounts totaled $99,033,000 and $71,434,000, respectively, at December 31, 1998. Certificates of deposit accounts represented 59% of total deposits at December 31, 1999, compared to 58% at year-end 1998.

The Company believes it does not have a concentration of deposits from any one source. Management believes that a large portion of the Company's depositors are residents in its primary market areas, although there has been growth in deposits from outside the primary areas resulting from Intervest National Bank's deposit-gathering activities through its Web Site on the Internet: www.intervestnatbank.com. The Company does not accept brokered deposits.

The following table shows the distribution of deposit accounts by type:

                                                         At December 31, 1999            At December 31, 1998
             ($ in thousands)                           Amount    % of Total            Amount      %  of Total
             --------------------------------- ---------------- --------------- --------------- ----------------
             Demand deposits                           $ 4,347       2.1%              $ 3,027          1.8%
             NOW deposits                                6,636       3.2                 7,955          4.7
             Money market deposits                      54,302      26.2                33,629         19.7
             Savings deposits                           19,089       9.2                26,823         15.7
             Certificates of deposit                   122,794      59.3                99,033         58.1
             --------------------------------- ---------------- --------------- --------------- ----------------
             Total deposit accounts (1)               $207,168     100.0%             $170,467        100.0%
             --------------------------------- ---------------- --------------- --------------- ----------------

(1)      Includes  individual   retirement  accounts  totaling  $11,483,000  and
         $7,986,000 at December 31, 1999 and 1998, respectively, almost all of which are in the form of certificates of deposit.

The following table presents certificates of deposits by maturity for the periods indicated:

                                                               At December 31, 1999       At December 31, 1998
                                                               --------------------       --------------------
                                                                            Wtd-Avg                    Wtd-Avg
                        ($ in thousands)                     Amount     Stated Rate      Amount    Stated Rate
                        ----------------------------- -------------- --------------- ----------- --------------
                        Within one year                     $75,815         5.56%       $55,130          5.36%
                        Over one to two years                18,992         5.77         17,052          5.90
                        Over two to three years              12,148         6.03         10,153          6.00
                        Over three to four years              5,288         5.84         10,576          6.06
                        Over four years                      10,551         6.32          6,122          5.85
                        ----------------------------- -------------- --------------- ----------- --------------
                                                           $122,794         5.72%       $99,033          5.62%
                        ----------------------------- -------------- --------------- ----------- --------------

The following table shows the maturities of certificates of deposit in denominations of $100,000 or more:

                                                                                  At December 31,
                                                                                  ---------------
                       ($ in thousands)                                          1999          1998
                       --------------------------------------------------- ------------- -------------
                       Due within three months or less                           $3,276        $1,800
                       Due over three months to six months                        2,337         1,757
                       Due over six months to one year                            6,974         3,796
                       Due over one year                                          5,653         3,609
                       --------------------------------------------------- ------------- -------------
                                                                                $18,240       $10,962
                       --------------------------------------------------- ------------- -------------
                       As a percentage of total deposits                            8.8%          6.4%
                       --------------------------------------------------- ------------- -------------

The following table shows net deposit flows:

                                                                       For the Year Ended December 31,
                                                                       -------------------------------
                        ($ in thousands)                                        1999           1998
                        ---------------------------------------- -------------------- ----------------
                        Net increase before interest credited                $27,989          $31,323
                        Net interest credited                                  8,712            7,977
                        ---------------------------------------- -------------------- ----------------
                        Net deposit increase                                 $36,701          $39,300
                        ---------------------------------------- -------------------- ----------------

Federal Funds Purchased
-----------------------

From time to time, the Banks purchase Federal funds to manage liquidity needs. At December 31, 1999, $6,955,000 of Federal funds purchased were outstanding.

Convertible Debentures
----------------------

In June 1998, the Holding Company sold $7,000,000 of Convertible Subordinated Debentures (the "Debentures") in a public offering. The proceeds from the sale, net of underwriting discounts, commissions and other fees, amounted to approximately $6,500,000. The Debentures are due July 1, 2008 and are convertible at the option of the holders at any time prior to April 1, 2008, unless previously redeemed by the Holding Company, into shares of Class A common stock of the Holding Company at various conversion prices. The Holding Company also has the option at any time to call all or any part of the Debentures for payment and redeem the same at any time prior to maturity thereof. During 1999, Debentures in the aggregate principal amount of $70,000 plus accrued interest were converted into shares of Class A common stock at the election of the Debenture holders.

Interest on the Debentures accrues and compounds each calendar quarter at 8% and is payable at the maturity whether by acceleration, redemption or otherwise. Any debenture holder may, on or before July 1 of each year commencing July 1, 2003, elect to be paid all accrued interest and to thereafter receive payments of interest quarterly. For a further discussion of conversion prices and redemption premiums, see note 7 to the consolidated financial statements.

All Other Liabilities
---------------------

The following table shows the composition of all other liabilities:

                                                                              At December 31,
                                                                              ---------------
                         ($ in thousands)                                   1999            1998
                         ------------------------------------------- -------------- ---------------
                         Accrued interest payable on debentures              $ 892           $ 299
                         Accrued interest payable on deposits                  461             386
                         Mortgage escrow funds payable                       1,521             870
                         Official checks outstanding                         1,821           1,572
                         All other                                             617             384
                         ------------------------------------------- -------------- ---------------
                                                                            $5,312          $3,511
                         ------------------------------------------- -------------- ---------------

All other liabilities increased primarily due to: an increase in accrued interest payable on the Debentures (see page 26 for additional discussion); an increase in official checks outstanding; and an increase in mortgage escrow funds payable.

Mortgage escrow funds payable represent advance payments made by borrowers for property taxes and insurance that are remitted by the Company to third parties. The increase reflects the timing of payments to taxing authorities as well as the growth in the loan portfolio.

Stockholders' Equity
--------------------

Stockholders' equity increased due to net earnings of $1,195,000 and the issuance of 102,364 shares of common stock, which resulted, net of issuance costs, in a $699,000 aggregate increase in stockholders' equity. The shares were issued as follows: 7,554 shares of Class A common stock upon the conversion of convertible debentures; 89,300 shares of Class A common stock upon the exercise of Class A warrants, 510 shares of Class A common stock in exchange for the shares of minority shareholders of Intervest Bank, and 5,000 shares of Class B common stock upon the exercise of Class B stock warrants.

                         Asset and Liability Management

The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset/liability structure to maximize the net yield on that structure. The Company relies primarily on its asset-liability strategy to control interest rate risk. This strategy is overseen in part through the direction of the Asset and Liability Committee ("ALCO") of the Board of Directors of each Bank, which establishes policies and monitors results to control interest rate sensitivity.

ALCO examines the extent to which assets and liabilities are "interest-rate sensitive" and monitors the interest-rate sensitivity "gap." An asset or liability is normally considered to be interest-rate sensitive if it will reprice or mature within one year or less. The interest-rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a one year time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. Conversely, a gap is considered negative when the opposite is true.

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

For purposes of creating the gap analysis on page 29, deposits with no stated maturities are treated as readily accessible accounts. Given this assumption, the Company's negative one-year interest rate sensitivity gap was 29.7% at December 31, 1999 and 36.7% at December 31, 1998. However, if those deposits were treated differently in the gap analysis, then the interest-rate sensitivity gap would be lower. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Company did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the Company's negative one-year gap would have been 5.5% at year-end 1999, compared to 11.1% at year-end 1998.

The Company has a "floor," or minimum rate, on many of its floating-rate loans. The floor for each specific loan is determined in relation to the prevailing market rates on the date of origination and most adjust upwards in the event of increases in the loan's interest rate.

Notwithstanding the aforementioned, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The  following   table   summarizes   information   relating  to  the  Company's
interest-earning assets and interest-bearing liabilities as of December 31, 1999, that are scheduled to mature or reprice within the periods shown.

                                                      0-3           4-12       Over 1-4         Over 4
        ($ in thousands)                             Months        Months        Years          Years         Total
    ----------------------------------------      ------------  ------------ -----------    ------------- -------------
        Loans (1)                                 $  20,733      $ 56,173     $ 60,627       $13,030     $150,563
        Securities (2)                                3,988         3,919       44,015        31,210       83,132
        Federal funds sold                            3,900             -            -             -        3,900
        Short-term investments                          291             -            -             -          291
        Federal Reserve Bank stock                       -              -            -           508          508
        Interest-bearing deposits                       100             -            -             -          100
        ---------------------------------------- ------------ ------------- ------------- ------------- -------------
        Total rate-sensitive assets               $  29,012      $ 60,092     $104,642       $44,748     $238,494
        ---------------------------------------- ------------ ------------- ------------- ------------- -------------

        Deposit accounts (3):
          Checking (NOW) deposits                 $   6,636      $      -     $      -       $     -     $  6,636
          Savings deposits                           19,089             -            -             -       19,089
          Money market deposits                      54,302             -            -             -       54,302
          Certificates of deposit                    19,832        55,983       36,428        10,551      122,794
                                                 ------------ ------------- ------------- ------------- -------------
          Total deposits                             99,859        55,983       36,428        10,551      202,821
        Federal funds purchased                       6,955             -            -             -        6,955
        Convertible subordinated debentures               -             -            -         6,930        6,930
        Accrued interest on debentures                    -             -          892             -          892
        ---------------------------------------- ------------ ------------- ------------- ------------- -------------
        Total rate-sensitive liabilities          $ 106,814      $ 55,983     $ 37,320       $17,481     $217,598
        ---------------------------------------- ------------ ------------- ------------- ------------- -------------
        ---------------------------------------- ------------ ------------- ------------- ------------- -------------
        GAP (repricing differences)               $ (77,802)     $  4,109     $ 67,322       $27,267     $ 20,896
        ---------------------------------------- ------------ ------------- ------------- ------------- -------------
        Cumulative GAP                            $ (77,802)     $(73,693)    $ (6,371)      $20,896     $ 20,896
        ---------------------------------------- ------------ ------------- ------------- ------------- -------------
        Cumulative GAP to total assets                -31.4%        -29.7%        -2.6%          8.4%         8.4%
        ---------------------------------------- ------------ ------------- ------------- ------------- -------------

         Assumptions used in preparing the table above:

         (1) Adjustable-rate loans are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayments, according to their contractual maturities; (2) securities are scheduled according to their contractual maturity dates, which does not take into consideration the effects of possible prepayments that may result from the issuer's right to call a security before its contractual maturity date; (3) money market, NOW and savings deposits are regarded as ready accessible withdrawable accounts; and certificates of deposit are scheduled through their maturity dates.

                         Liquidity and Capital Resources

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment funding commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Bank branch offices and through the mail; amortization, satisfactions and repayments of loans; the maturities and calls of securities; and cash provided by operating activities. For additional information concerning the cash flows from the Company's operating, investing and financing activities, see the consolidated statements of cash flows included in the financial statements.

At December 31, 1999, the Company's total commitment to lend aggregated $27,921,000. Based on its cash flow projections, the Company believes that it can fund all of its outstanding lending commitments from the aforementioned sources of funds.

Intervest Bank has agreements with correspondent banks whereby it may borrow up to $8,000,000 on an unsecured basis. There were no outstanding borrowings under these agreements at December 31, 1999 or 1998.

The Banks are subject to various regulatory capital requirements administered by the Federal banking agencies. The FDIC Improvement Act of 1991, among other matters, established five capital categories ranging from well capitalized to critically undercapitalized. Such classifications are used by the FDIC and other bank regulatory agencies to determine various matters, including prompt corrective action and each institution's FDIC deposit insurance premium assessments. The capital categories involve quantitative measures of a bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.

The Banks are required to maintain, for regulatory compliance and reporting purposes, regulatory defined minimum leverage and Tier 1 and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At December 31, 1999, management believes that the Banks met their capital adequacy requirements. The Banks are well-capitalized institutions as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding which would change the Banks' designations as well-capitalized institutions.

Information regarding the Banks' regulatory capital and related ratios is summarized below:

                                                                      Intervest Bank               Intervest National Bank
                                                                      At December 31,                  At December 31,
                                                                      ---------------                  ---------------
($ in thousands)                                                   1999             1998            1999             1998
------------------------------------------------------------ --------------- ---------------- --------------- ----------------
Tier 1 Capital:
   Common stockholders' equity                                  $  12,746       $  11,104          $  8,493            -
   Less disallowed portion of deferred tax asset                     (570)           (412)             (213)           -
------------------------------------------------------------ --------------- ---------------- --------------- ----------------
Total Tier 1 capital                                               12,176          10,692             8,280            -
------------------------------------------------------------ --------------- ---------------- --------------- ----------------
Tier 2 Capital:
   Allowable portion of allowance for loan loss reserves            1,561           1,354               444            -
------------------------------------------------------------ --------------- ---------------- --------------- ----------------
Total risk-based capital                                        $  13,737       $  12,046          $  8,724            -
------------------------------------------------------------ --------------- ---------------- --------------- ----------------
Net risk-weighted assets                                        $ 124,389       $ 108,050          $ 45,860            -
Average assets for regulatory purposes                          $ 189,069       $ 177,148          $ 50,838            -
Tier 1 capital to average regulatory assets                          6.44%           6.04%            16.29%           -
Tier 1 capital to risk-weighted assets                               9.79%           9.90%            18.06%           -
Total capital to risk-weighted assets                               11.04%          11.15%            19.02%           -
------------------------------------------------------------ --------------- ---------------- --------------- ----------------

                        Recent Accounting Pronouncements

Refer to note 1 to the notes to the consolidated financial statements for a discussion of this topic as well as page 18 for a discussion of the new accounting principle related to start-up costs.

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

                                   Market Risk

Market risk is the risk of loss that can occur from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit gathering activities. To that end, management actively monitors and manages its interest rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 1999 and 1998, which reflect changes in market prices and rates, can be found in Note 19 of the notes to consolidated financial statements.

The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset/liability structure to maximize the net yield on that structure. The Company relies primarily on its asset-liability strategy to control interest rate risk. This strategy is overseen in part through the direction of the Asset and Liability Committees of the Board of Directors of each Bank, which establishes policies and monitors results to control interest rate sensitivity. For a further discussion, of asset and liability management, see page 28.

                                 Year 2000 Issue

The Year 2000 issue is the result of computer programs that were written using two digits rather than four digits to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000, which could result in system failures or miscalculations. Prior to January 1, 2000, the Company had completed all upgrades necessary to ensure that its operating and financial systems were Year 2000 compliant. The Company has not determined what effect, if any, the Year 2000 issue has had on its customers and vendors. To date, the Company has not experienced any problems as a result of the Year 2000 issue. Expenses incurred by the Company related to the Year 2000 issue have not been material.

Item 7.  Financial Statements and Supplementary Data

                              Financial Statements

The  following   consolidated   financial  statements  of  Intervest  Bancshares
Corporation and Subsidiaries are included herein:

Independent Auditors' Report  (page 33)
Consolidated Balance Sheets at December 31, 1999 and 1998 (page 34) Consolidated Statements of Earnings for the Years Ended December 31, 1999 and
  1998 (page 35)
Consolidated  Statements of Changes in  Stockholders' Equity for the Years Ended
  December 31, 1999 and 1998 (page 36)
Consolidated  Statements of Cash Flows for the Years Ended December 31, 1999 and
  1998 (page 37)
Notes to the Consolidated Financial Statements (pages 38 to 58)

                               Supplementary Data
Securities

The following table sets forth, by maturity distribution, information pertaining to securities held to maturity:

                                                         After One Year to      After Five Years to
                                One Year or Less             Five Years              Ten Years                  Total
                                ----------------             ----------              ---------                  -----
                               Carrying       Avg.       Carrying      Avg.       Carrying    Avg.      Carrying       Avg.
($ in thousands)                 Value       Yield         Value      Yield        Value     Yield        Value       Yield
---------------------------- ----------- -----------   ----------- ----------- ----------- ----------- ----------- -----------
At December 31, 1999:
---------------------
U.S. Government
   agencies securities          $ 7,907       5.72%     $58,013       5.65%     $17,212       6.36%     $83,132       5.80%

At December 31, 1998:
---------------------
U.S. Treasury securities        $ 2,015       6.03%     $   -          -  %     $    -         -  %     $ 2,015        6.03%
U.S. Government
   agencies securities               -          -        61,060       5.80       19,263       6.18       80,323        5.89
---------------------------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Total                           $ 2,015       6.03%     $61,060       5.80%     $19,263       6.18%     $82,338        5.89%
---------------------------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------

At December 31, 1997:
---------------------
U.S. Treasury securities        $ 1,996       6.10%     $ 2,031       6.03%     $    -         -  %     $ 4,027        6.06%
U.S. Government
   agencies securities           11,173       6.08       30,859       6.23       12,762       6.46       54,794        6.28
---------------------------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Total                           $13,169       6.08%     $32,890       6.21%     $12,762       6.46%     $58,821        6.24%
---------------------------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------

Loans and Allowance for Loan Loss Reserves
------------------------------------------

The following table sets forth information with respect to the composition of loans receivable at December 31:

                                                       1999          1998         1997         1996          1995
                                                       ----          ----         ----         ----          ----
                                                     Carrying      Carrying     Carrying     Carrying      Carrying
($ in thousands)                                      Value         Value         Value        Value        Value
------------------------------------------------- ------------- ------------- ------------ ------------ -------------
Commercial real estate and multifamily loans         $146,101      $92,535      $71,173       $54,151      $29,384
Residential 1-4 family loans                            2,413        2,627        3,162         2,784        3,046
Construction loans                                        -            -            158            47          335
Commercial loans                                        1,783        2,875        2,641         3,514        4,391
Consumer loans                                            266          184           92           157          115
------------------------------------------------- ------------- ------------- ------------ ------------ -------------
Total gross loans receivable                          150,563       98,221       77,226        60,653       37,271
------------------------------------------------- ------------- ------------- ------------ ------------ -------------
Deferred loan fees and unamortized discounts             (916)        (485)        (401)         (343)        (213)
Allowance for loan loss reserves                       (2,493)      (1,662)      (1,173)         (811)        (593)
------------------------------------------------- ------------- ------------- ------------ ------------ -------------
Loans receivable, net                                $147,154      $96,074      $75,652       $59,499      $36,465
------------------------------------------------- ------------- ------------- ------------ ------------ -------------
Loans included above that were
   on a nonaccrual status at year end                $    -        $   -        $   -         $   -        $   -
------------------------------------------------- ------------- ------------- ------------ ------------ -------------

The following table sets forth information with respect to the allowance for loan loss reserves at December 31:

($ in thousands)                                        1999          1998         1997         1996           1995
------------------------------------------------- ------------- ------------- ------------ ------------ -------------
Allowance at beginning of year                       $  1,662       $ 1,173     $   811       $   593        $   369
Provision charged to operations                           830           479         352           250            233
Chargeoffs                                                  -             -           -           (65)           (30)
Recoveries                                                  1            10          10            33             21
------------------------------------------------- ------------- ------------- ------------ ------------ -------------
Allowance at end of year                             $  2,493       $ 1,662     $ 1,173       $   811        $   593
------------------------------------------------- ------------- ------------- ------------ ------------ -------------
Total loans, net of deferred fees and discounts      $149,647       $97,736     $76,825       $60,310        $37,058
Average loans outstanding for the year               $110,006       $90,470     $68,711       $49,266        $28,052
Net chargeoffs (recoveries) to average loans
    outstanding during the year                             -%            -%          -          0.06%          0.03%
Ratio of allowance to net loans receivable               1.67%         1.70%       1.53%         1.34%          1.60%
------------------------------------------------- ------------- ------------- ------------ ------------ -------------

                          Independent Auditors' Report

         Board of Directors and Stockholders
         Intervest Bancshares Corporation
         New York, New York:

         We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiaries (the "Company") at December 31, 1999 and 1998 and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above fairly present, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for organizational and preopening costs. Effective January 1, 1999, the Company adopted AICPA Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities."

         HACKER, JOHNSON, COHEN & GRIEB PA
         Tampa, Florida

         January 14, 2000, except for Note 23, as to which the date is March 10, 2000

                Intervest Bancshares Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                                                   As of December 31,
                                                                                               ------------ -------------
       ($ in thousands, except par value)                                                            1999       1998
       --------------------------------------------------------------------------------------- ------------ -------------
       ASSETS
       Cash and due from banks                                                                      $3,138       $ 2,876
       Federal funds sold                                                                            3,900         6,473
       Short-term investments                                                                          291         4,123
                                                                                               ------------ -------------
           Total cash and cash equivalents                                                           7,329        13,472
       Interest-bearing deposits with banks                                                            100           199
       Securities held to maturity, net  (estimated fair value of
            $79,882 and $82,173, respectively)                                                      83,132        82,338
       Federal Reserve Bank stock, at cost                                                             508           233
       Loans receivable  (net of allowance for loan loss reserves of
            $2,493 and $1,662, respectively)                                                       147,154        96,074
       Accrued interest receivable                                                                   1,836         1,800
       Premises and equipment, net                                                                   5,767         4,917
       Deferred income tax asset                                                                       912           579
       Other assets                                                                                  1,091           910
       --------------------------------------------------------------------------------------- ------------ -------------
       Total assets                                                                               $247,829      $200,522
       --------------------------------------------------------------------------------------- ------------ -------------
       LIABILITIES
       Deposits:
          Noninterest-bearing demand deposit accounts                                             $  4,347     $   3,027
          Interest-bearing deposit accounts:
             Checking (NOW) accounts                                                                 6,636         7,955
             Savings accounts                                                                       19,089        26,823
             Money-market accounts                                                                  54,302        33,629
             Certificate of deposit accounts                                                       122,794        99,033
                                                                                               ------------ -------------
       Total deposit accounts                                                                      207,168       170,467
       Federal funds purchased                                                                       6,955             -
       Convertible subordinated debentures payable                                                   6,930         7,000
       Accrued interest payable on debentures                                                          892           299
       Mortgage escrow funds payable                                                                 1,521           870
       Official checks outstanding                                                                   1,821         1,572
       Other liabilities                                                                             1,078           747
       --------------------------------------------------------------------------------------- ------------ -------------
       Total liabilities                                                                           226,365       180,955
       --------------------------------------------------------------------------------------- ------------ -------------
       Minority interest                                                                                 -            23
       Commitments and contingencies (notes 5, 16, 18 and 22)
       STOCKHOLDERS' EQUITY
       Preferred stock  (300,000 shares authorized, none issued)                                         -             -
       Class A common stock  ($1.00 par value, 7,500,000 shares authorized,
             2,281,879 and 2,184,515 shares issued and outstanding, respectively)                    2,282         2,184
       Class B common stock  ($1.00 par value, 700,000 shares authorized,
             305,000 and 300,000 shares issued and outstanding, respectively)                          305           300
       Additional paid-in-capital, common                                                           14,411        13,789
       Retained earnings                                                                             4,466         3,271
       --------------------------------------------------------------------------------------- ------------ -------------
       Total stockholders' equity                                                                   21,464        19,544
       --------------------------------------------------------------------------------------- ------------ -------------
       Total liabilities and stockholders' equity                                                 $247,829      $200,522
       --------------------------------------------------------------------------------------- ------------ -------------

          See accompanying notes to consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries

                       Consolidated Statements of Earnings

                                                                                                  For the Year Ended
                                                                                                     December 31,

                                                                                              ---------------------------
       ($ in thousands, except per share data)                                                    1999            1998
       -------------------------------------------------------------------------------------- ------------- -------------
       INTEREST AND DIVIDEND INCOME
       Loans receivable                                                                       $  9,691          $ 8,278
       Securities                                                                                4,873            4,224
       Other interest-earning assets                                                               494              432
       -------------------------------------------------------------------------------------- ------------- -------------
       Total interest and dividend income                                                       15,058           12,934
       -------------------------------------------------------------------------------------- ------------- -------------
       INTEREST EXPENSE
       Deposits                                                                                  8,812            7,977
       Federal funds purchased                                                                      29                1
       Convertible subordinated debentures                                                         637              319
       -------------------------------------------------------------------------------------- ------------- -------------
       Total interest expense                                                                    9,478            8,297
       -------------------------------------------------------------------------------------- ------------- -------------
       Net interest and dividend income                                                          5,580            4,637
       Provision for loan loss reserves                                                            830              479
       -------------------------------------------------------------------------------------- ------------- -------------
       Net interest and dividend income after provision for loan loss reserves                   4,750            4,158
       -------------------------------------------------------------------------------------- ------------- -------------
       NONINTEREST INCOME
       Customer service fees                                                                       140              139
       Income from lending activities                                                              259              195
       Net gain on sale of loans                                                                    56                -
       All other                                                                                     1               15
       -------------------------------------------------------------------------------------- ------------- -------------
       Total noninterest income                                                                    456              349
       -------------------------------------------------------------------------------------- ------------- -------------
       NONINTEREST EXPENSES
       Salaries and employee benefits                                                            1,523            1,056
       Occupancy and equipment, net                                                                782              467
       Advertising and promotion                                                                    33               31
       Professional fees and services                                                              230              225
       Stationery, printing and supplies                                                           145               98
       All other                                                                                   452              256
       -------------------------------------------------------------------------------------- ------------- -------------
       Total noninterest expenses                                                                3,165            2,133
       -------------------------------------------------------------------------------------- ------------- -------------
       Earnings before income taxes and change in accounting principle                           2,041            2,374
       Provision for income taxes                                                                  718              939
       Cumulative effect of change in accounting principle (note 1)                               (128)               -
       -------------------------------------------------------------------------------------- ------------- -------------
       Net earnings                                                                            $ 1,195          $ 1,435
       -------------------------------------------------------------------------------------- ------------- -------------
       Basic earnings per share:
           Earnings before change in accounting principle                                      $  0.53          $  0.58
           Cumulative effect of change in accounting principle                                   (0.05)               -
       -------------------------------------------------------------------------------------- ------------- -------------
           Net earnings per share                                                              $  0.48          $  0.58
       -------------------------------------------------------------------------------------- ------------- -------------
       Diluted earnings per share:
           Earnings before change in accounting principle                                      $  0.48          $  0.46
           Cumulative effect of change in accounting principle                                   (0.05)               -
       -------------------------------------------------------------------------------------- ------------- -------------
           Net earnings per share                                                              $  0.43          $  0.46
       -------------------------------------------------------------------------------------- ------------- -------------

           See accompanying notes to consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                                                                                                  For the Year Ended
                                                                                                     December 31,

                                                                                              ---------------------------
       ($ in thousands)                                                                            1999          1998
       -------------------------------------------------------------------------------------- ------------- -------------
       CLASS A COMMON STOCK
       Balance at beginning of year                                                                 $2,184        $2,124
       Issuance of 510 shares in exchange for common stock of minority
            stockholders of Intervest Bank                                                               1             -
       Issuance of 7,554 shares upon the conversion of debentures                                        7             -
       Issuance of 89,300 and 60,100 shares, respectively, upon the
            exercise of warrants                                                                        90            60
       -------------------------------------------------------------------------------------- ------------- -------------
       Balance at end of year                                                                        2,282         2,184
       -------------------------------------------------------------------------------------- ------------- -------------
       CLASS B COMMON STOCK
       Balance at beginning of year                                                                    300           300
       Issuance of 5,000 shares upon the exercise of warrants                                            5             -
       -------------------------------------------------------------------------------------- ------------- -------------
       Balance at end of year                                                                          305           300
       -------------------------------------------------------------------------------------- ------------- -------------
       ADDITIONAL PAID-IN-CAPITAL, COMMON
       Balance at beginning of year                                                                 13,789        13,360
       Issuance of 510 shares in exchange for common stock of minority
            stockholders of Intervest Bank                                                               6             -
       Issuance of 7,554 shares upon the conversion of debentures,
            net of issuance costs                                                                       56             -
       Compensation related to issuance of Class B stock warrants                                       26            43
       Issuance of 94,300 and 60,100 shares upon exercise of stock warrants,
            including tax benefits                                                                     534           386
       -------------------------------------------------------------------------------------- ------------- -------------
       Balance at end of year                                                                       14,411        13,789
       -------------------------------------------------------------------------------------- ------------- -------------
       RETAINED EARNINGS
       Balance at beginning of year                                                                  3,271         1,836
       Comprehensive income - net earnings for the year                                              1,195         1,435
       -------------------------------------------------------------------------------------- ------------- -------------
       Balance at end of year                                                                        4,466         3,271
       -------------------------------------------------------------------------------------- ------------- -------------
       -------------------------------------------------------------------------------------- ------------- -------------
       Total stockholders' equity at end of year                                                   $21,464       $19,544
       -------------------------------------------------------------------------------------- ------------- -------------

           See accompanying notes to consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                              For the Year Ended
                                                                                                  December 31,
                                                                                                  ------------
                                                                                        --------------------------------
      ($ in thousands)                                                                         1999            1998
      --------------------------------------------------------------------------------- ---------------- ---------------
      OPERATING ACTIVITIES
      Net earnings                                                                          $  1,195          $ 1,435
      Adjustments to reconcile  net  earnings to net cash  provided by operating activities:
      Depreciation and amortization                                                              410              337
      Provision for loan loss reserves                                                           830              479
      Deferred income tax benefit                                                               (333)             (94)
      Interest expense on debentures                                                             637              319
      Compensation expense related to stock warrants                                              26               43
      Gain on sale of loans                                                                      (56)               -
      Amortization of premiums, fees and discounts, net                                         (281)            (218)
      Increase in official checks outstanding                                                    249              853
      Decrease (increase) in all other assets and liabilities, net                               561             (575)
      --------------------------------------------------------------------------------- ---------------- ---------------
      Net cash provided by operating activities                                                3,238            2,579
      --------------------------------------------------------------------------------- ---------------- ---------------
      INVESTING ACTIVITIES
      Decrease (increase) in interest-earning deposits                                            99             (100)
      Maturities and calls of securities held to maturity                                     32,556           50,050
      Purchases of securities held to maturity                                               (33,278)         (73,650)
      Loan originations, net of principal repayments                                         (57,812)         (20,657)
      Sale of loans                                                                            5,660                -
      Purchases of Federal Reserve Bank stock, net                                              (275)               -
      Purchases of premises and equipment, net                                                (1,260)            (377)
      --------------------------------------------------------------------------------- ---------------- ---------------
      Net cash used by investing activities                                                  (54,310)         (44,734)
      --------------------------------------------------------------------------------- ---------------- ---------------
      FINANCING ACTIVITIES
      Net increase in demand, savings, NOW and money-market deposits                          12,940           33,645
      Net increase in certificates of deposit                                                 23,761            5,655
      Net increase in mortgage escrow funds payable                                              651              280
      Net proceeds from federal funds purchased                                                6,955                -
      Net proceeds from sale of convertible debentures                                             -            6,457
      Net proceeds from issuance of common stock                                                 622              414
      --------------------------------------------------------------------------------- ---------------- ---------------
      Net cash provided by financing activities                                               44,929           46,451
      --------------------------------------------------------------------------------- ---------------- ---------------
      Net (decrease) increase in cash and cash equivalents                                    (6,143)           4,296
      Cash and cash equivalents at beginning of year                                          13,472            9,176
      --------------------------------------------------------------------------------- ---------------- ---------------
      Cash and cash equivalents at end of year                                              $  7,329         $ 13,472
      --------------------------------------------------------------------------------- ---------------- ---------------
      SUPPLEMENTAL DISCLOSURES Cash paid during the year for:
         Interest                                                                           $  8,741         $  7,929
         Income taxes                                                                          1,209              849
      Noncash activities:
         Conversion of Debentures into Class A common stock                                       70                -
         Issuance of common stock in exchange for common stock of minority
              stockholders of Intervest Bank                                                       7                -
      --------------------------------------------------------------------------------- ---------------- ---------------

         See accompanying notes to consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------
1.       Description of Business and Summary of Significant Accounting Policies

         Description of Business

         Intervest Bancshares Corporation (the "Holding Company") was incorporated on February 5, 1993 and is headquartered in New York City. At December 31, 1999, the Holding Company owns 100% of the outstanding common and preferred stock of Intervest Bank and 100% of the oustanding common stock of Intervest National Bank. Hereafter, the Holding Company, Intervest Bank and Intervest National Bank are referred to collectively as the "Company," on a consolidated basis. The Holding Company's primary business is the ownership of Intervest Bank and Intervest National Bank (the "Banks.")

         Intervest National Bank is a full-service commercial bank located at One Rockefeller Plaza, Suite 300, New York, New York, 10020. It received its national charter from the Office of the Comptroller of the Currency and opened for business on April 1, 1999. Intervest Bank is a Florida state-chartered commercial bank with four banking offices in Clearwater, Florida and one in South Pasadena, Florida. Each Bank conducts a full-service commercial banking business, which consists of attracting deposits from the general public and investing those funds, together with other source of funds, primarily through the origination of commercial and multifamily real estate loans, and through the purchase of security investments. Intervest National Bank also provides Internet banking services at its Web Site www.intervestnatbank.com.

         Principles of Consolidation, Basis of Presentation and Use of Estimates

         The consolidated financial statements include the accounts of the Holding Company and the Banks. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year's presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, as of the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan loss reserves.

         Cash Equivalents

         For purposes of the statements of cash flows, cash equivalents include Federal funds sold and short-term investments. Federal funds are generally sold for one-day periods and short-term investments have maturities of three months or less.

         Securities

         Securities for which the Company has the ability and intent to hold until maturity are classified as securities held to maturity and are carried at cost, adjusted for accretion of any discounts and amortization of premiums, which are recognized into interest income using the interest method over the period to maturity. Securities that are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates or other factors, are classified as available for sale and are carried at fair value. Unrealized gains and losses, net of related income taxes, are reported as a separate component of comprehensive income. Realized gains and losses from sales are determined using the specific identification method.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

1. Description of Business and Summary of Significant Accounting Policies, Continued

         Loans Receivable

         Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or satisfaction are carried at their outstanding principal net of chargeoffs, the allowance for loan loss reserves, unamortized discounts and deferred loan origination fees or costs. Loan origination and commitment fees, net of certain costs, are deferred and amortized to interest income as an adjustment to the yield of the related loans over the contractual life of the loans using the interest method. When a loan is paid off or sold, or if a commitment expires unexercised, any unamortized net deferred amount is credited or charged to earnings as appropriate.

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

         Allowance for Loan Loss Reserves

         The allowance for loan loss reserves is netted against loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to: the nature and volume of the loan portfolio; overall portfolio quality; loan concentrations; specific problem loans and commitments and estimates of fair value thereof; historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's perception of the current and anticipated economic conditions in the Company's lending areas. In addition, SFAS No. 114 specifies the manner in which the portion of the allowance for loan loss reserves is computed related to certain loans that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired loans normally consist of loans on nonaccrual status. Interest income on impaired loans is recognized on a cash basis. Impairment for commercial real estate and residential loans is measured based on: the present value of expected future cash flows, discounted at the loan's effective interest rate; or the observable market price of the loan; or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral.

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

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

1. Description of Business and Summary of Significant Accounting Policies, Continued

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

         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," establishes a "fair value" based method of accounting for stock-based compensation plans and encourages all entities to adopt that method of accounting for all their stock-based compensation plans. However it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to follow APB No. 25 and related interpretations in accounting for its stock-based compensation, which is in the form of stock warrants. Statement 123 requires pro forma disclosures of net earnings and earnings per share determined as if the Company accounted for its stock warrants under the fair value method.

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

         Earnings Per Share (EPS)

         Basic EPS is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding. Diluted EPS is calculated by dividing adjusted net earnings by the weighted-average number of shares of common stock and dilutive potential common stock shares that may be outstanding in the future. Potential common stock shares consist of outstanding dilutive common stock warrants (which are computed using the "treasury stock method") and convertible debentures (computed using the "if converted method"). Diluted EPS considers the potential dilution that could occur if the Company's outstanding stock warrants and convertible debentures were converted into common stock that then shared in the Company's earnings (as adjusted for interest expense that would no longer occur if the debentures were converted).

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

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

         Recent Accounting Pronouncements

         Accounting for Start-Up Costs. On January 1, 1999, the Company adopted as required the AICPA's Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that all start-up costs (except for those that are capitalizable under other generally accepted accounting principles) be expensed as incurred for financial statement purposes effective January 1, 1999. Previously, a portion of start-up costs were generally capitalized and amortized over a period of time. The adoption of this statement resulted in a net charge of $128,000 on January 1, 1999. The charge represents the expensing, net of a tax benefit, of cumulative start-up costs that had been incurred through December 31, 1998 in connection with organizing Intervest National Bank.

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued
         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133
         establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays SFAS No. 133' s effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000.

         Since  the  Company  does  not  currently  use   derivative   financial
         instruments, the standard will not have any impact on the Company's financial statements when adopted.

         Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. On January 1, 1999 the Company adopted the AICPA's SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, among other things, provides guidance as to when and what types of costs should be capitalized as it relates to internal-use software. The adoption of this statement did not have any impact on the Company's financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

2.       Securities  Held To  Maturity

         The carrying and estimated fair values of securities held to maturity are summarized as follows:

                                                                                     Gross          Gross    Estimated
                                                                   Amortized    Unrealized     Unrealized         Fair
                 ($ in thousands)                                       Cost         Gains         Losses        Value
                 ---------------------------------------------- ------------- ------------- -------------- ------------
                 At December 31, 1999:
                    U.S. Government agency securities                $83,132        $  1         $3,251       $79,882
                 ---------------------------------------------- ------------- ------------- -------------- ------------
                 At December 31, 1998:
                    U.S. Treasury securities                         $ 2,015        $ 15         $    -       $ 2,030
                    U.S. Government agency securities                 80,323         186            366        80,143
                 ---------------------------------------------- ------------- ------------- -------------- ------------
                                                                     $82,338        $201         $  366       $82,173
                 ---------------------------------------------- ------------- ------------- -------------- ------------

         At December 31, 1999 and 1998, the securities portfolio was comprised of securities with fixed rates of interest. The weighted-average yield of the portfolio was approximately 5.80% at December 31, 1999 and 5.89 % at December 31, 1998. At December 31, 1999 and 1998, U.S Government agency securities consisted of debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank and Federal National Mortgage
         Association. There were no sales of securities or transfers of securities to an available for sale account during the years ended December 31, 1999 and 1998.

         The carrying and estimated fair values of securities held to maturity at December 31, 1999, by remaining term to contractual maturity are summarized as follows:

                                                                               Amortized    Estimated Fair
                         ($ in thousands)                                           Cost             Value
                         --------------------------------------------- ------------------ -----------------
                         Due in one year or less                                 $ 7,907           $ 7,908
                         Due after one year through five years                    58,013            55,708
                         Due after five years through ten years                   17,212            16,266
                         --------------------------------------------- ------------------ -----------------
                                                                                 $83,132           $79,882
                         --------------------------------------------- ------------------ -----------------

3.       Loans Receivable

         Loans receivable are summarized as follows:

                                                                At December 31, 1999        At December 31, 1998
                                                                --------------------    -   --------------------
              ($ in thousands)                                # of loans      Amount     # of loans      Amount
              ----------------------------------------------- ----------- ------------- ------------ ----------------
              Commercial real estate loans                        101     $  78,425        95            $68,828
              Residential multifamily loans                        96        67,478        51             23,707
              Residential 1-4 family loans                         44         2,311        47              2,627
              Commercial loans                                     42         2,107        49              2,875
              Consumer loans                                       24           242        17                184
              ----------------------------------------------- ----------- ------------- ------------ ----------------
              Loans receivable                                    307       150,563       259             98,221
              ----------------------------------------------- ----------- ------------- ------------ ----------------
              Deferred loan fees                                               (916)                        (485)
              Allowance for loan loss reserves                               (2,493)                      (1,662)
              ----------------------------------------------- ----------- ------------- ------------ ----------------
              Loans receivable, net                                        $147,154                      $96,074
              ----------------------------------------------- ----------- ------------- ------------ ----------------

         At December 31, 1999 and 1998, there were no loans held for sale.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

3.       Loans Receivable, Continued

         The geographic distribution of the loan portfolio is summarized as follows:

                                                             At December 31, 1999       At December 31, 1998
                                                             --------------------       --------------------
                      ($ in thousands)                      Amount    % of Total       Amount    % of Total
                      ---------------------------------- ----------- ------------- ------------ -------------
                      Florida                               $92,255         61.3%      $82,167         83.7%
                      New York                               54,143         36.0        16,054         16.3
                      All other                               4,165          2.7            -            -
                      ---------------------------------- ----------- ------------- ------------ -------------
                                                           $150,563        100.0%      $98,221        100.0%
                      ---------------------------------- ----------- ------------- ------------ -------------

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

4.       Allowance for Loan Loss Reserves

         Activity in the allowance for loan loss reserves is summarized as follows:

                                                                             For the Year Ended December 31,
                                                                             -------------------------------
                      ($ in thousands)                                              1999                1998
                      -------------------------------------------------- ---------------- -------------------
                      Balance at beginning of year                                $1,662              $1,173
                      Provision charged to operations                                830                 479
                      Recoveries                                                       1                  10
                      -------------------------------------------------- ---------------- -------------------
                      Balance at end of year                                      $2,493              $1,662
                      -------------------------------------------------- ---------------- -------------------

         There were no loans on nonaccrual status or classified as impaired during the years ended December 31, 1999 or 1998.

5.       Premises and Equipment,  Lease  Commitments and Rental Expense

         Premises and equipment is summarized as follows:


                                                                                     At December 31,
                                                                                     ---------------
                      ($ in thousands)                                             1999            1998
                      ------------------------------------------------------- --------------- ---------------
                      Land                                                       $ 1,264        $1,264
                      Buildings                                                    4,016         3,419
                      Leasehold improvements                                         324           136
                      Furniture, fixtures and equipment                            1,765         1,289
                      ------------------------------------------------------- --------------- ---------------
                      Total cost                                                   7,369         6,108
                      ------------------------------------------------------- --------------- ---------------
                      Less accumulated deprecation and amortization               (1,602)       (1,191)
                      ------------------------------------------------------- --------------- ---------------
                      Net book value                                             $ 5,767       $ 4,917
                      ------------------------------------------------------- --------------- ---------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------
5.       Premises and Equipment, Lease Commitments and Rental Expense, Continued

         Intervest Bank leases its Belcher Road office and Intervest National Bank leases its New York office. The leases, which contain operating escalation clauses based upon various criteria, are accounted for as operating leases expiring in June 2007 and May 2008, respectively.

         The Company's future minimum annual lease rental payments under noncancellable operating leases at December 31, 1999, aggregated as follows: $354,000 in 2000; $357,000 in 2001; $360,000 in 2002; $363,000
         in 2003;  $394,000 in 2004;  and $1,358,000  thereafter.  The Company's rental expense aggregated $284,000 and $94,000, for 1999 and 1998, respectively.

         Intervest Bank subleases certain of its space to other companies under leases that expire at various times through August 2007. Future sublease rental income at December 31, 1999 aggregated as follows:
         $319,000 in 2000; $246,000 in 2001; $223,000 in 2002; $198,000 in 2003;
         $197,000 in 2004; and $464,000 thereafter. Sublease rental income aggregated $338,000 for 1999 and 1998, respectively.

6.       Deposits

         Scheduled maturities of certificates of deposit accounts are summarized as follows:

                                                               At December 31, 1999       At December 31, 1998
                                                               --------------------       --------------------
                                                                            Wtd-Avg                    Wtd-Avg
                        ($ in thousands)                     Amount     Stated Rate      Amount    Stated Rate
                        ----------------------------- -------------- --------------- ----------- --------------
                        Within one year                     $75,815         5.56%       $55,130       5.36%
                        Over one to two years                18,992         5.77         17,052       5.90
                        Over two to three years              12,148         6.03         10,153       6.00
                        Over three to four years              5,288         5.84         10,576       6.06
                        Over four years                      10,551         6.32          6,122       5.85
                        ----------------------------- -------------- --------------- ----------- --------------
                                                           $122,794         5.72%       $99,033       5.62%
                        ----------------------------- -------------- --------------- ----------- --------------

         Certificates of deposit accounts of $100,000 or more totaled $18,240,000 and $10,962,000 at December 31, 1999 and 1998,
         respectively. At December 31, 1999, certificates of deposit accounts of $100,000 or more by remaining maturity were as follows: due within one year $12,587,000; over one to two years $2,568,000 over two to three years $968,000; over three to four years $102,000; and over four years $2,015,000.

         Interest expense on deposits is summarized as follows:

                                                                           For the Year Ended December 31,
                                                                           -------------------------------
                           ($ in thousands)                                     1999                1998
                           ---------------------------------------- ----------------- -------------------
                           Money-market and NOW accounts                      $2,222              $1,324
                           Savings accounts                                    1,066                 832
                           Certificates of deposit accounts                    5,524               5,821
                           ---------------------------------------- ----------------- -------------------
                                                                              $8,812              $7,977
                           ---------------------------------------- ----------------- -------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------
 7.      Convertible Debentures

         In June 1998, the Holding Company sold Convertible Subordinated Debentures (the "Debentures") in the aggregate principal amount of $7,000,000 in a public offering. The proceeds from the sale, net of underwriting discounts and other fees, amounted to approximately $6,500,000. The Debentures are due July 1, 2008 and are convertible at the option of the holders at any time prior to April 1, 2008, unless previously redeemed by the Holding Company, into shares of Class A common stock of the Holding Company at the following current conversion prices per share: $10.00 in 1999; $12.50 in 2000; $14.00 in 2001;
         $15.00 in 2002;  $16.00 in 2003; $18.00 in 2004; $21.00 in 2005; $24.00
         in 2006; $27.00 in 2007 and $30.00 from January 1, 2008 through April 1, 2008. The Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. On January 13, 1999, the conversion prices were adjusted downward from those set at the original offering date to the prices shown above.

         The Holding Company also has the option at any time to call all or any part of the Debentures for payment and redeem the same at any time prior to maturity thereof. The redemption price for the Debentures is the face amount plus a 1% premium if redemption occurs before July 1, 2000, or the face amount if the date of redemption is on or after July 1, 2000.

         Interest on the Debentures will accrue and compound each calendar quarter at 8%. All accrued interest is payable at the maturity of the Debentures whether by acceleration, redemption or otherwise. Any Debenture holder may, on or before July 1 of each year commencing July 1, 2003, elect to be paid all accrued interest and to thereafter receive payments of interest quarterly.

         During 1999, Debentures in the aggregate principal amount of $70,000, plus accrued interest, were converted into shares of Class A common stock at the election of the Debenture holders. The conversion price was $10 per share, which resulted in 7,554 shares of Class A common stock being issued in connection with the conversions.

8.       Other Borrowed Funds

         From time to time, the Banks purchase Federal funds to manage liquidity needs. At December 31, 1999, $6,955,000 of overnight Federal funds were outstanding. These funds had an interest rate of 5.18%. Intervest Bank also has agreements with correspondent banks whereby it may borrow up to $8,000,000 on an unsecured basis. There were no outstanding borrowings under these agreements at December 31, 1999 or 1998.

9.       Stockholders'   Equity

         The Holding Company's Board of Directors is authorized to issue up to 300,000 shares of preferred stock of the Holding Company without stockholder approval. The powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued is determined by the Board of Directors. At December 31, 1999 and 1998, there was no preferred stock issued and outstanding.

         Class A and B common stock have equal voting rights as to all matters, except that, so long as at least 50,000 shares of Class B common stock remain issued and outstanding, the holders of the outstanding shares of Class B common stock are entitled to vote for the election of two-thirds of the Board of Directors (rounded up to the nearest whole number), and the holders of the outstanding shares of Class A common stock are entitled to vote for the remaining Directors of the Holding Company. The shares of Class B common stock are convertible, on a share-for-share basis, into Class A common stock at any time after January 1, 2000.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------
10.      Asset and Dividend  Restrictions

         The Banks are required under Federal Reserve Board regulations to maintain reserves, generally consisting of cash or noninterest-earning accounts, against its transaction accounts. At December 31, 1999 and 1998, balances maintained as reserves were not material.

         As a member of the Federal Reserve Banking system, the Banks must maintain an investment in the capital stock of the Federal Reserve Bank. At December 31, 1999 and 1998, such investment, which earns a dividend, aggregated to $508,000 and $233,000, respectively. At December 31, 1999, U.S. government agency securities with a carrying value of $5,500,000 were pledged against Federal Funds Purchased. See note 8 "Other Borrowed Funds."

         The payment of dividends by the Holding Company and by the Banks to the Holding Company is subject to various regulatory restrictions. These restrictions take into consideration various factors such as whether there are sufficient net earnings, as defined, liquidity, asset quality, capital adequacy and economic conditions. Additionally, no dividends may be declared or paid with respect to shares of Class B common stock until January 1, 2000, after which time the holders of Class A common stock and Class B common stock will share ratably in any dividend. The Holding Company has never paid a common dividend to its shareholders and currently has no intentions of paying a common dividend.

11.      Profit Sharing Plans

         The Banks sponsor tax-qualified, profit sharing plans in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Each plan is available to each Bank's employees who elect to participate after meeting certain length-of-service requirements. The Banks' contributions to the profit sharing plans are discretionary and are determined annually. Total expense related to the contributions to the plans included in the consolidated financial statements aggregated $25,000 and $22,000 for 1999 and 1998, respectively.

12.      Related Party Transactions

         Intervest Bank has made loans to certain of its directors and their related entities. The activity is as follows:

                                                                         For the Year Ended December 31,
                                                                         -------------------------------
                               ($ in thousands)                                  1999          1998
                               --------------------------------------------- ------------- --------------
                               Balance at beginning of year                     $3,826         $3,242
                               Additions                                            25            868
                               Repayments                                         (456)          (284)
                               --------------------------------------------- ------------- --------------
                               Balance at end of year                           $3,395         $3,826
                               --------------------------------------------- ------------- --------------

         There are no loans to directors or officers of Intervest National Bank and the Holding Company.

         The Banks participate with Intervest Corporation of New York (ICNY) in various mortgage loans. These loans amounted to $7,747,000 and $237,000 at December 31, 1999 and 1998, respectively. The Banks also have deposit accounts from directors, executive officers and members of their immediate families, ICNY and its affiliated companies totaling approximately $9,800,000 at December 31, 1999, and approximately $800,000 at December 31, 1998. The shareholders of ICNY are shareholders, directors and officers of the Company. See note 23 with respect to the acquisition of ICNY by the Company.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

13.      Common Stock Warrants

         The Holding Company has common stock warrants outstanding, which entitle the registered holders thereof to purchase one share of common stock for each warrant. All warrants are exercisable when issued, except for certain Class B common stock warrants issued in 1998. The Holding Company's warrants have been issued in connection with public stock offerings, to directors and employees of Intervest Bank and directors of the Holding Company and to outside third parties for performance of services.

         Data concerning common stock warrants is summarized as follows:

                                                                  Exercise Price Per Warrant     Total            Wtd-Avg
         Class A Common Stock Warrants:               $6.67       $10.00  (1)     $14.00 (2)     Warrants      Exercise Price
         ------------------------------------------- ------------ ------------ -------------- ------------- ------------------
         Outstanding at December 31,1997             1,528,665      965,683             -       2,494,348         $ 7.96
            Granted in 1998                                  -           20       122,020         122,000         $14.00
            Exercised in 1998                          (56,100)      (4,000)            -         (60,100)        $ 6.89
                                                     ------------ ------------ -------------- -------------
         Outstanding at December 31,1998             1,472,565      961,703       122,000       2,556,268         $ 8.27
            Granted in 1999                              -            1,000             -           1,000         $10.00
            Exercised in 1999                          (89,000)        (300)            -         (89,300)        $ 6.68
         ------------------------------------------- ------------ ------------ -------------- -------------
         Outstanding at December 31,1999             1,383,565      962,403       122,000       2,467,968         $ 8.33
         -------------------------------------------------------- ------------ -------------- -------------
         Remaining contractual life in years
             at December 31, 1999                          3.4          3.0           3.0             3.2
         -------------------------------------------------------- ------------ -------------- ------------- ------------------

         (1) These warrants entitle the holder to purchase one share of Class A common stock at a price of $10.00 per share as of December 31, 1999; $11.50 per share in 2000; $12.50 per share in 2001 and $13.50 per share in 2002.

         (2) These warrants entitle the holder to purchase one share of Class A common stock at a price of $14.00 per share as of December 31, 1999; $15.00 per share in 2000; $16.00 per share in 2001 and $17.00 per share in 2002.

                                                                 Exercise Price Per Warrant
                                                                 --------------------------      Total            Wtd-Avg
         Class B Common Stock Warrants:                                $6.67      $10.00 (1)    Warrants       Exercise Price
         -------------------------------------------------------- ------------ -------------- ------------- ------------------
         Outstanding at December 31,1997                             150,000           -         150,000         $ 6.67
            Granted in 1998 (1)                                            -      50,000          50,000         $10.00
                                                                  ------------ -------------- -------------
         Outstanding at December 31,1998                             150,000      50,000         200,000         $ 7.50
            Exercised in 1999                                         (5,000)          -          (5,000)        $ 6.67
         -------------------------------------------------------- ------------ -------------- -------------
         Outstanding at December 31,1999                             145,000      50,000         195,000         $ 7.52
         -------------------------------------------------------- ------------ -------------- -------------
         Remaining contractual life in years
            at December 31, 1999                                         7.1         8.1             7.3
         -------------------------------------------------------- ------------ -------------- ------------- ------------------

         (1) At December 31, 1999, 14,200 of these warrants were immediately exercisable. An additional 7,100 warrants vest and become exercisable on each April 27th of 2000, 2001, 2002, 2003 and the remaining 7,400 on April 27, 2004. The warrants, which expire on January 31, 2008, become fully vested earlier upon certain conditions.

         The Company uses the intrinsic value-based method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock warrants. Under this method, compensation expense related to stock warrants is the excess, if any, of the market price of the stock as of the grant date over the exercise price of the warrant. The exercise price of the Class B warrants granted in 1998 was below the market price of the common shares at the date of grant. Therefore, in accordance with APB Opinion No. 25, approximately $26,000 and $43,000 was included in salaries and employee benefits expense for 1999 and 1998, respectively, in connection with these warrants. No compensation expense was recorded related to the remaining stock warrants granted in 1998 because their exercise prices were the same as the market price of the common shares at the date of grant.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

13.      Common Stock Warrants, Continued

         Had compensation expense been determined based on the estimated fair value of the warrants at the grant date in accordance with SFAS No.
         123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts as follows:

                                                                                     For the Year Ended December 31,
                                                                                     -------------------------------
                  ($ in thousands, except per share amounts)                                1999                1998
                  --------------------------------------------------------------- --------------- -------------------
                  Reported net earnings                                                   $1,195              $1,435
                  Pro forma net earnings (1)                                              $1,172              $1,146
                  Reported basic earnings per share                                       $ 0.48              $ 0.58
                  Pro forma basic earnings per share                                      $ 0.47              $ 0.47
                  Reported diluted earnings per share                                     $ 0.43              $ 0.46
                  Pro forma diluted earnings per share                                    $ 0.42              $ 0.38
                  --------------------------------------------------------------- --------------- -------------------

                  (1) Pro forma net earnings for 1998 does not reflect the full impact of calculating compensation expense related to Class B stock warrants granted in 1998, since the total expense calculated under SFAS No.123 is apportioned over the vesting period of those warrants.

         The per share weighted-average estimated fair value of 172,000 stock warrants granted to employees and directors in 1998 was $3.63 on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: no expected dividends; expected life of 2.9 years, expected price volatility of 25% and a 5.5% risk-free interest rate. For 1999, a fair value calculation for the 1000 warrants issued was not performed because the impact was not significant. The assumptions used are subjective in nature, involve uncertainties and cannot be determined with precision.

14.      Income   Taxes

         The Holding Company and its subsidiaries file a consolidated federal income tax return on a calendar year basis. The Holding Company also files consolidated income tax returns with Intervest National Bank in New York State and New York City. In addition, the Holding Company also files a state income tax return in New Jersey and a franchise tax return in Delaware. Intervest Bank files a state income tax return in Florida. At December 31, 1999 and 1998, the Company had a net deferred tax asset of $912,000 and $579,000, respectively. The asset relates to the unrealized benefit for: net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future tax deductions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of such assets is dependent upon the generation of sufficient taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not that the Company's deferred tax asset will be realized and accordingly, a valuation allowance for deferred tax assets was not maintained at any time during 1999 and 1998.

         The total tax expense (benefit) is as follows:

                                                                              For the Year Ended December 31,
                                                                              -------------------------------
                      ($ in thousands)                                                      1999         1998
                      --------------------------------------------------- ----------- ------------ -----------
                      Provision for income taxes                                            $718         $939
                      Benefit from change in accounting principle                            (65)           -
                      --------------------------------------------------- ----------- ------------ -----------
                                                                                            $653         $939
                      --------------------------------------------------- ----------- ------------ -----------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------
14.      Income Taxes, Continued

         Allocation of federal, state and local income taxes between current and deferred portions is as follows:

                             ($ in thousands)                                Current     Deferred       Total
                             -------------------------------------------- ----------- ------------ -----------
                             Year Ended December 31, 1999:
                                Federal                                        $ 839       $(267)        $572
                                State and Local                                  147         (66)          81
                             -------------------------------------------- ----------- ------------ -----------
                                                                               $ 986       $(333)        $653
                             -------------------------------------------- ----------- ------------ -----------
                             Year Ended December 31, 1998:
                                Federal                                        $ 815        $(80)        $735
                                State and Local                                  218         (14)         204
                             -------------------------------------------- ----------- ------------ -----------
                                                                              $1,033        $(94)        $939
                             -------------------------------------------- ----------- ------------ -----------

         The components of deferred tax (benefit) expense are summarized as follows:

                                                                            For the Year Ended December 31,
                                                                            -------------------------------
                             ($ in thousands)                                      1999            1998
                             ----------------------------------------------- ---------------- ---------------
                             Allowance for loan loss reserves                     $(262)          $(185)
                             Organization and startup costs                         (99)              -
                             Depreciation                                            (3)            (38)
                             Deferred loan fees                                       6               7
                             Net operating loss carryforwards                        61             125
                             Stock-based compensation                               (12)            (15)
                             All other                                              (24)             12
                             ----------------------------------------------- ---------------- ---------------
                                                                                  $(333)           $(94)
                             ----------------------------------------------- ---------------- ---------------

         The tax effects of the temporary differences that give rise to the deferred tax asset are summarized as follows:

                                                                                         At December 31,
                                                                                         ---------------
                             ($ in thousands)                                            1999       1998
                             ------------------------------------------------------- ----------- -----------
                             Allowance for loan loss reserves                              $745     $483
                             Organization and startup costs                                  99        -
                             Stock-based compensation                                        27       15
                             Depreciation                                                    22       19
                             Deferred loan fees                                               -        6
                             Net operating loss carryforwards                                 -       61
                             All other                                                       19       (5)
                             ------------------------------------------------------- ----------- -----------
                             Total deferred tax asset                                      $912     $579
                             ------------------------------------------------------- ----------- -----------

         The reconciliation between the statutory federal income tax rate and the Company's effective tax rate (including state and local taxes) is as follows:

                                                                               For the Year Ended December 31,
                                                                               -------------------------------
                             ($ in thousands)                                            1999         1998
                             ------------------------------------------------------- ------------ ------------
                             Tax provision at statutory rate                              34.0%        34.0%
                             Increase (decrease) in taxes resulting from:
                               State and local income taxes, net of Federal benefit        2.9          5.6
                               Other                                                      (1.6)          -
                             ------------------------------------------------------- ------------ ------------
                                                                                          35.3%        39.6%
                             ------------------------------------------------------- ------------ ------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

15.      Earnings Per Share

         Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized as follows:

                                                                                         For the Year Ended December 31,
                                                                                         -------------------------------
             ($ in thousands, except share and per share amounts)                                     1999            1998
             ----------------------------------------------------------------------------- ---------------- ---------------
             Basic earnings per share:
               Net earnings applicable to common stockholders                                       $1,195          $1,435
               Average number of common shares outstanding                                       2,510,293       2,457,113
             --------------------------------------------------------------------------------- ------------ ---------------
             Basic earnings per share amount                                                         $0.48           $0.58
             --------------------------------------------------------------------------------- ------------ ---------------
             Diluted earnings per share:
               Net earnings applicable to common stockholders                                       $1,195          $1,435
               Adjustment to net earnings from assumed conversion of debentures                          -             172
                                                                                               ------------ ---------------
               Adjusted net earnings for diluted earnings per share computation                     $1,195          $1,607
                                                                                               ------------ ---------------
               Average number of common shares outstanding:
                   Common shares outstanding                                                     2,510,293       2,457,113
                   Potential dilutive shares resulting from exercise of warrants                   259,825         630,457
                   Potential dilutive shares resulting from conversion of debentures                     -         385,946
                                                                                               ------------ ---------------
               Total average number of common shares outstanding used for dilution               2,770,118       3,473,516
             --------------------------------------------------------------------------------------------------------------
             Diluted earnings per share amount                                                       $0.43           $0.46
             --------------------------------------------------------------------------------- ------------ ---------------

         A total of 1,012,000 and 122,000 common stock warrants with an exercise price of $10.00 and $14.00, respectively, were not included in the computation of diluted EPS for 1999 because their exercise price was greater than the average market price of the common stock during 1999. In addition, the Debentures were also excluded from the diluted computation for 1999 because they were not dilutive. A total of 122,000 common stock warrants with an exercise price of $10.00 were not included in the computation of diluted EPS for 1998 because their exercise price was greater than the average market price of the common stock during 1998.

16.      Contingencies

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

17.      Regulatory Matters

         The Holding Company and the Banks are subject to regulation, examination and supervision by the Federal Reserve Bank. The Banks are also subject to regulation, examination and supervision Federal Deposit Insurance Corporation. In addition, Intervest Bank is subject to the regulation, examination and supervision of the Florida Department of Banking and Finance, while the Office of the Comptroller of the Currency regulates Intervest National Bank.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

17.      Regulatory Matters, Continued

         The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's and the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These capital amounts are also subject to qualitative judgement by the regulators about components, risk weighting and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

         Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined by the regulations.

         Management believes, as of December 31, 1999 and 1998, that the Company, Intervest Bank and Intervest National Bank (as of December 31, 1999 only) met all capital adequacy requirements to which they are subject.

         As of December 31, 1999, the most recent notification from the regulators categorized the Banks as well-capitalized institutions under regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding that would change the designations from well capitalized.

         The  tables  below   present   information   regarding   the  Company's
         (consolidated) and the Banks' capital adequacy.

         Consolidated                                                                                Minimum to Be Well
         ------------                                                                                ------------------
                                                                                                      Capitalized Under
                                                                                                      -----------------
                                                                               Minimum Capital        Prompt Corrective
                                                                               ---------------        -----------------
                                                             Actual              Requirements         Action Provisions
                                                             ------              ------------         -----------------

         ($ in thousands)                              Amount      Ratio      Amount      Ratio       Amount      Ratio
         ------------------------------------------- ----------- ----------- ---------- ----------- ----------- -----------
         As of December 31, 1999:
            Total capital to risk-weighted assets       $22,811      13.18%    $13,847       8.00%          NA          NA
            Tier 1 capital to risk-weighted assets      $20,643      11.93%     $6,923       4.00%          NA          NA
            Tier 1 capital to average assets            $20,643       8.46%     $9,761       4.00%          NA          NA

         As of December 31, 1998:
            Total capital to risk-weighted assets       $20,628      17.01%     $9,702       8.00%          NA          NA
            Tier 1 capital to risk-weighted assets      $19,110      15.76%     $4,851       4.00%          NA          NA
            Tier 1 capital to average assets            $19,110       9.89%     $7,732       4.00%          NA          NA
         ------------------------------------------- ----------- ----------- ---------- ----------- ----------- -----------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

17.      Regulatory Matters, Continued

                                                                                                     Minimum to Be Well
                                                                                                     ------------------
                                                                                                      Capitalized Under
                                                                                                      -----------------
                                                                               Minimum Capital        Prompt Corrective
                                                                               ---------------        -----------------
                                                             Actual              Requirements         Action Provisions
                                                             ------              ------------         -----------------
         ($ in thousands)                              Amount      Ratio      Amount      Ratio       Amount      Ratio
         ------------------------------------------- ----------- ----------- ---------- ----------- ----------- -----------
         Intervest Bank
         --------------
         As of December 31, 1999:
         ------------------------
            Total capital to risk-weighted assets       $13,737      11.04%     $9,951       8.00%     $12,439      10.00%
            Tier 1 capital to risk-weighted assets      $12,176       9.79%     $4,976       4.00%      $7,463       6.00%
            Tier 1 capital to average assets            $12,176       6.44%     $7,562       4.00%      $9,453       5.00%

         As of December 31, 1998:
         ------------------------
            Total capital to risk-weighted assets       $12,046      11.15%     $8,644       8.00%     $10,805      10.00%
            Tier 1 capital to risk-weighted assets      $10,692       9.90%     $4,322       4.00%      $6,483       6.00%
            Tier 1 capital to average assets            $10,692       6.04%     $7,086       4.00%      $8,857       5.00%

         Intervest National Bank
         -----------------------
         As of December 31, 1999:
         ------------------------
            Total capital to risk-weighted assets        $8,724      19.02%     $3,668       8.00%      $4,586      10.00%
            Tier 1 capital to risk-weighted assets       $8,280      18.06%     $1,834       4.00%      $2,752       6.00%
            Tier 1 capital to average assets             $8,280      16.29%     $2,034       4.00%      $2,542       5.00%
         ------------------------------------------- ----------- ----------- ---------- ----------- ----------- -----------


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

         Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

18.      Off-Balance Sheet Financial Instruments, Continued

         The following is a summary of the notional amounts of the Company's off-balance sheet financial instruments.

                                                                                          At December 31,
                              ($ in thousands)                                            1999         1998
                              ----------------------------------------------------- ----------- ------------
                              Unfunded loan commitments                                $26,256       $3,175
                              Available lines of credit                                    765          628
                              Standby letters of credit                                    900        1,100
                              ----------------------------------------------------- ----------- ------------
                                                                                       $27,921       $4,903
                              ----------------------------------------------------- ----------- ------------

19.      Estimated Fair Value of Financial Instruments

         Fair value estimates are made at a specific point in time based on available information about each financial instrument. Where available, quoted market prices are used. However, a significant portion of the Company's financial instruments, such as commercial real estate and multifamily loans, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by management that include the financial instrument's credit risk characteristics and future estimated cash flows and prevailing interest rates. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of management's assumptions could cause the fair value estimates to deviate substantially. The fair value estimates also do not reflect any additional premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument, nor estimated transaction costs. Further, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on and have not been considered in the fair value estimates. Finally, fair value estimates do not attempt to estimate the value of anticipated future business, the Company's customer relationships, branch network, and the value of assets and liabilities that are not considered financial instruments, such as core deposit intangibles and premises and equipment.

         The carrying and estimated fair values of the Company's financial instruments are summarized as follows:

                                                                   At December 31, 1999      At December 31, 1998
                                                                   --------------------      --------------------
                                                                     Carrying        Fair      Carrying      Fair
                 ($ in thousands)                                       Value       Value         Value     Value
                 ----------------------------------------------- ------------- ----------- ------------- -----------
                 Financial Assets:
                   Cash and cash equivalents                         $  7,329    $  7,329      $ 13,472    $ 13,472
                   Securities held to maturity, net                    83,132      79,882        82,338      82,173
                   Loans receivable, net                              147,154     147,304        96,074      96,139
                   Federal Reserve Bank stock                             508         508           233         233
                   Interest-bearing deposits                              100         100           199         199
                   Accrued interest receivable                          1,836       1,836         1,800       1,800
                 Financial Liabilities:
                   Deposit liabilities                                207,168     206,711       170,467     172,194
                   Federal funds purchased                              6,955       6,955             -           -
                   Convertible debentures plus accrued interest         7,822       7,383         7,299       7,299
                   Accrued interest payable on deposits                   461         461           386         386
                 ----------------------------------------------- ------------- ----------- ------------- -----------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

19.      Estimated Fair Value of Financial Instruments, Continued

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Securities. The estimated fair value of securities held to maturity are based on quoted market prices. The carrying value of the Federal Reserve Bank stock approximated fair value since these securities do not present credit concerns and are redeemable at cost.

         Loans Receivable. The estimated fair value of variable rate loans that reprice frequently and have no significant change in credit risk since origination approximates their carrying values. For fixed-rate loans (one-to-four family residential, commercial real estate and commercial loans), estimated fair value is based on a discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

         Management can make no assurance that its perception and quantification of credit risk would be viewed in the same manner as that of a potential investor. Therefore, changes in any of management's assumptions could cause the fair value estimates of loans to deviate substantially.

         Deposits. The estimated fair value of deposits with no stated maturity, such as savings, money market, checking and noninterest-bearing demand deposit accounts approximates carrying value. The estimated fair value of certificates of deposit are based on the discounted value of their contractual cash flows. The discount rate used in the present value computation was estimated by comparison to current interest rates offered by the Banks for certificates of deposit with similar remaining maturities.

         Convertible Debentures. The estimated fair value of the convertible debentures and related accrued interest is based on a discounted cash flow analysis. The discount rate used in the present value computation was estimated by comparison to what management believes to be the Holding Company's incremental borrowing rate for a similar arrangement.

         All Other Financial Assets and Liabilities. The carrying value of cash and due from banks, Federal funds sold and purchased, short-term investments and accrued interest receivable and payable approximated fair value since these instruments are payable on demand or have short-term maturities.

         Off-Balance Sheet Instruments. The carrying amounts of commitments to lend approximated estimated fair value.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

20.      Holding Company Financial Information

                                                  Condensed Balance Sheets
                                                                                         At December 31,
                                                                                         ---------------
                      ($ in thousands)                                                  1999         1998
                      --------------------------------------------------------- ------------- ------------
                      ASSETS
                      Cash and due from banks                                          $   9        $  44
                      Short-term investments                                           4,877        4,123
                                                                                   ---------- ------------
                         Total cash and cash equivalents                               4,886        4,167
                      Interest-bearing deposits                                            -          100
                      Loans receivable (net of allowance for loan loss reserves
                           of  $13 and $55 at December 31, 1999 and 1998)              2,584       10,729
                      Investment in subsidiaries                                      21,239       11,081
                      Deferred debenture offering costs                                  479          522
                      All other assets                                                   117          544
                      ------------------------------------------------------------ ---------- ------------
                      Total assets                                                   $29,305      $27,143
                      ------------------------------------------------------------ ---------- ------------

                      LIABILITIES
                      Convertible subordinated debentures payable                     $6,930       $7,000
                      Accrued interest payable on convertible debentures                 892          299
                      All other liabilities                                               19          300
                      ------------------------------------------------------------ ---------- ------------
                      Total liabilities                                                7,841        7,599
                      ------------------------------------------------------------ ---------- ------------

                      STOCKHOLDERS' EQUITY
                      Common stock and paid-in capital                                16,998       16,273
                      Retained earnings                                                4,466        3,271
                      ------------------------------------------------------------ ---------- ------------
                      Total stockholders' equity                                      21,464       19,544
                      ------------------------------------------------------------ ---------- ------------
                      Total liabilities and stockholders' equity                     $29,305      $27,143
                      ------------------------------------------------------------ ---------- ------------


                        Condensed Statements of Earnings

                                                                                    For the Year Ended
                                                                                    ------------------
                                                                                       December 31,
                                                                                       ------------
                      ($ in thousands)                                               1999         1998
                      ----------------------------------------------------------- ------------ -----------
                      Interest income                                                $744        $ 993
                      Interest expense                                                637          319
                                                                                 ------------ -----------
                      Net interest income                                             107          674
                      Provision (credit) for loan loss reserves                       (42)          55
                      Noninterest income                                              161          109
                      Noninterest expense                                             197          197
                                                                                  ------------ -----------
                      Earnings before income taxes                                    113          531
                      Income taxes                                                     53          245
                                                                                  ------------ -----------
                      Net earnings before earnings (loss) of subsidiaries              60          286
                      Equity in earnings of Intervest Bank                          1,642        1,149
                      Equity in loss of Intervest National Bank                      (507)           -
                      ----------------------------------------------------------- ------------ -----------
                      Net earnings                                                 $1,195       $1,435
                      ----------------------------------------------------------- ------------ -----------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------
20.      Holding Company Financial Information, Continued

                                              Condensed Statements of Cash Flows

                                                                                         For the Year Ended
                                                                                         ------------------
                                                                                             December 31,
                                                                                             ------------
              ($ in thousands)                                                            1999         1998
              ------------------------------------------------------------------- ------------- ------------
              OPERATING ACTIVITIES
              Net earnings                                                            $ 1,195      $  1,435
              Adjustments to  reconcile  net  earnings  to net cash  provided by operating activities:
              Equity in undistributed earnings of subsidiaries                         (1,135)       (1,149)
              Provision (credit) for loan loss reserves                                   (42)           55
              Deferred income tax expense (benefit)                                         7           (45)
              Compensation expense related to Class B warrants issued                      26            43
              Gain on sale of loans                                                       (56)            -
              Interest expense on debentures                                              637           319
              Change in all other assets and liabilities, net                             135          (371)
              ------------------------------------------------------------------- ------------- ------------
              Net cash provided by operating activities                                   767           287
              ------------------------------------------------------------------- ------------- ------------

              INVESTING ACTIVITIES
              Decrease (increase) in interest-earning deposits                            100          (100)
              Investment in preferred stock of subsidiary                                   -          (500)
              Investment in common stock of subsidiaries                               (9,018)            -
              Sale of loans                                                             5,660             -
              Loan originations and principal repayments, net                           2,761       (10,032)
              ------------------------------------------------------------------- ------------- ------------
              Net cash used by investing activities                                      (497)      (10,632)
              ------------------------------------------------------------------- ------------- ------------

              FINANCING ACTIVITIES
              Net (decrease) increase in mortgage escrow funds payable                   (173)          142
              Proceeds from sale of convertible debentures, net of issuance costs           -         6,457
              Proceeds from issuance of common stock upon the exercise
                  of stock warrants, net of issuance costs                                622           414
              ------------------------------------------------------------------- ------------- ------------
              Net cash provided by financing activities                                   449         7,013
              ------------------------------------------------------------------- ------------- ------------
              Net increase (decrease) in cash and cash equivalents                        719        (3,332)
              Cash and cash equivalents at beginning of year                            4,167         7,499
              ------------------------------------------------------------------- ------------- ------------
              Cash and cash equivalents at end of year                                $ 4,886       $ 4,167
              ------------------------------------------------------------------- ------------- ------------

              SUPPLEMENTAL DISCLOSURES
              Cash paid during the year for:
                 Income taxes                                                          $  142        $  200
              Noncash transactions:
                 Conversion of debentures into Class A common stock                        70            -
                 Issuance of common stock in exchange for common
                   stock of minority stockholders of Intervest Bank                         7            -
              ------------------------------------------------------------------- ------------- ------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

21.      Quarterly Financial Data (Unaudited)

         The following is a summary of the consolidated statements of earnings by quarter:

                                                                       For the Year Ended December 31, 1999
                                                                       ------------------------------------
                                                                        First     Second       Third     Fourth
          ($ in thousands, except per share amounts)                  Quarter    Quarter     Quarter    Quarter
          -------------------------------------------------------- ----------- ---------- ----------- ----------
          Interest and dividend income                                 $3,476     $3,389      $3,739     $4,454
          Interest expense                                              2,171      2,137       2,355      2,815
                                                                   ----------- ---------- ----------- ----------
          Net interest and dividend income                              1,305      1,252       1,384      1,639
          Provision for loan loss reserves                                112        223         270        225
                                                                   ----------- ---------- ----------- ----------
          Net interest and dividend income after
              provision for loan loss reserves                          1,193      1,029       1,114      1,414
          Noninterest income                                              123        100         128        105
          Noninterest expense                                             647        823         815        880
                                                                   ----------- ---------- ----------- ----------
          Earnings before income taxes and change in
              accounting principle                                        669        306         427        639
          Income taxes                                                    275        120         149        174
          Cumulative effect of change in accounting principle             128          -           -          -
          -------------------------------------------------------- ----------- ---------- ----------- ----------
          Net earnings                                                  $ 266      $ 186       $ 278      $ 465
          -------------------------------------------------------- ----------- ---------- ----------- ----------

          Basic earnings per share:
              Earnings before change in accounting principle            $ .16      $ .07       $ .11      $ .18
              Cumulative effect of change in accounting principle        (.05)         -           -          -
          -------------------------------------------------------- ----------- ---------- ----------- ----------
              Net earnings per share                                    $ .11      $ .07       $ .11      $ .18
          -------------------------------------------------------- ----------- ---------- ----------- ----------
          Diluted earnings per share:

              Earnings before change in accounting principle            $ .15      $ .07       $ .10      $ .17
              Cumulative effect of change in accounting principle        (.05)         -           -          -
          -------------------------------------------------------- ----------- ---------- ----------- ----------
             Net earnings per share                                     $ .10      $ .07       $ .10      $ .17
          -------------------------------------------------------- ----------- ---------- ----------- ----------

                                                                       For the Year Ended December 31, 1998
                                                                       ------------------------------------
                                                                        First     Second       Third     Fourth
          ($ in thousands, except per share amounts)                  Quarter    Quarter     Quarter    Quarter
          -------------------------------------------------------- ----------- ---------- ----------- ----------
          Interest and dividend income                                 $2,892     $3,075      $3,420     $3,547
          Interest expense                                              1,838      1,975       2,192      2,292
                                                                   ----------- ---------- ----------- ----------
          Net interest and dividend income                              1,054      1,100       1,228      1,255
          Provision for loan loss reserves                                100        130         127        122
                                                                   ----------- ---------- ----------- ----------
          Net interest and dividend income after
              provision for loan loss reserves                            954        970       1,101      1,133
          Noninterest income                                               65         85          71        128
          Noninterest expense                                             509        527         518        579
                                                                   ----------- ---------- ----------- ----------
          Earnings before income taxes                                    510        528         654        682
          Income taxes                                                    202        203         261        273
          -------------------------------------------------------- ----------- ---------- ----------- ----------
          Net earnings                                                  $ 308       $325        $393       $409
          -------------------------------------------------------- ----------- ---------- ----------- ----------

          Basic earnings per share                                      $ .13      $ .13       $ .16      $ .16
          Diluted earnings per share                                    $ .09      $ .10       $ .13      $ .14
          -------------------------------------------------------- ----------- ---------- ----------- ----------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

22.      Year 2000 Issue

         The Year 2000 issue is the result of computer programs that were written using two digits rather than four digits to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000, which could result in system failures or miscalculations. Prior to January 1, 2000, the Company had completed all upgrades necessary to ensure that its operating and financial systems were Year 2000 compliant. The Company has not determined what effect, if any, the Year 2000 issue has had on its customers and vendors. To date, the Company has not experienced any problems as a result of the Year 2000 issue. Expenses incurred by the Company related to the Year 2000 issue have not been material.

23.      Merger

         In late 1999, Intervest Bancshares Corporation announced that it had agreed to acquire Intervest Corporation of New York, a company with assets of approximately $99,000,000, consisting of a portfolio of mortgages on improved real property and short-term investments, primarily certificates of deposit and U.S. government agency notes. The combined total assets of the two entities if they had merged at December 31, 1999 would have been approximately $340,000,000.

         The two entities are related in that the same persons serve on their boards and the holders of all of the shares of Intervest Corporation of New York also own approximately 48% of the voting shares of Intervest Bancshares Corporation. The merger was approved by both Boards of
         Directors,   the   shareholders  of  both  the  Company  and  Intervest
         Corporation of New York, and the Federal Reserve Bank of Atlanta. In the merger, Intervest Corporation of New York shareholders received an aggregate of 1,250,000 shares of the Company's Class A common stock in exchange for all of Intervest Corporation of New York's capital stock. The merger became effective in March 2000 and will be accounted for at historical cost similar to the pooling-of-interests method of accounting.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

a. Directors. The information required by this item is contained under the section entitled "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting (the "Proxy Statement") and is incorporated herein by reference.

b. Executive Officers. The following information is furnished with respect to executive officers and key employees of the Company.

                  Jerome  Dansker,  age 81,  serves as  Chairman of the Board of
      Directors and Executive Vice President of Intervest Bancshares Corporation. He has served as Executive Vice President since 1994 and as Chairman of the Board since 1996. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a Law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker also serves as Chairman of the Board of Directors and Chairman of the Loan Committee of Intervest National Bank and as Director and Chairman of the Loan Committee of Intervest Bank. He is also Chairman of the Board of Directors and Executive Vice President of Intervest Corporation of New York. During the past five years, Mr. Dansker has been actively involved in the ownership and operation of real estate and mortgage investments.

                  Lowell S. Dansker, age 49, serves as a Director, President and Treasurer of the Intervest Bancshares Corporation, and has served in such capacities since the Company was organized. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a Law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker also serves as Chief Executive Officer, Director and a member of the Loan Committee of Intervest National Bank and as Co-Chairman of the Board of Directors and a member of the Loan Committee of the Intervest Bank. He is also a Director, President and Treasurer of Intervest Corporation of New York. During the past five years, Mr. Dansker has been actively involved in the ownership and operation of real estate and mortgage investments.

                  Lawrence G. Bergman, age 55, serves as a Director, Vice President and Secretary of the Intervest Bancshares Corporation and has served in such capacities since the Company was organized. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering
      (Electrical) degree from Cornell University and a Master of Science in Engineering and a Ph.D. degree from The Johns Hopkins University. Mr. Bergman also serves as a Director and a member of the Loan Committee of the Intervest National Bank and as Co-Chairman of the Board of Directors and a member of the Loan Committee of the Intervest Bank. He is also a Director, Vice-President and Secretary of Intervest Corporation of New York. During the past five years, Mr. Bergman has been actively involved in the ownership and operation of real estate and mortgage investments.

                  Keith A. Olsen, age 46, serves as President of Intervest Bank and has served in such capacity since 1994. Prior to that, Mr. Olsen was a Senior Vice President of Intervest Bank since 1991. Mr. Olsen received an Associates degree from St. Petersburg Junior College and a Bachelors degree in Business Administration and Finance from the University of Florida, Gainesville. He is also a graduate of the Florida School of Banking of the University of Florida, Gainesville, the National School of Real Estate Finance of Ohio State University and the Graduate School of Banking of the South of Louisiana State University. Mr. Olsen has been in banking for more than 15 years and has served as a senior bank officer for more than 10 years.

b.       Executive Officers,  Continued

                  Petra H. Coover, age 53, serves as Senior Vice President of Lending of Intervest Bank and has served in such capacity since August 1999. Prior to that, Ms. Coover served as Vice President of Intervest Bank since 1994. Ms. Coover received a B.A. degree in business administration from Eckerd College. She has also attended The National School of Real Estate Finance of Ohio State University, the Commercial Lending School of the University of South Florida and the International Business Institute in the Netherlands. Ms. Coover has been a bank officer for more than 15 years.

                  Charlotte H. Grant, age 61, serves as Senior Vice President and Chief Financial Officer of Intervest Bank and has served in that capacity since August 1999. Prior to that, Ms. Grant served as Vice President and Cashier of Intervest Bank since July 1998. Ms. Grant received a Bachelors degree from the University of South Florida and a Masters Degree from the University of Tampa. Ms. Grant is a Certified Public Accountant. Prior to joining Intervest Bank, Ms. Grant served as Chief Financial Officer of First Community Bank of America from October 1997 to July 1998 and as an Accountant in Practice with the firm of Hacker, Johnson, Cohen and Grieb, PA (the Company's auditors) from 1993 to 1997. Prior to that, Ms. Grant was a Manager of Financial Reporting for First Florida Bank.

                  Raymond C. Sullivan, age 53, serves as President and Director of Intervest National Bank and has served in that capacity since April 1999. Prior to that, Mr. Sullivan was an employee of Intervest Bancshares Corporation from March 1998 to March 1999. Mr. Sullivan received an MBA degree from Fordham University, an M.S. degree from City College of New York and a B.A. degree from St. Francis College. Mr. Sullivan also has a Certificate in Advanced Graduate Study in Accounting from Pace University and is a graduate of the National School of Finance and Management. Mr. Sullivan has over 27 years of banking experience. Prior to joining the Company, Mr. Sullivan was the Operations Manager of the New York Agency Office of Banco Mercantile, C.A. from 1994 to 1997, a Senior Associate at LoBue Associates, Inc. from 1992 to 1993, and an Executive Vice President, Chief Operations Officer and Director of Central Federal Savings Bank from 1985 to 1992.

                  John J. Arvonio, age 37, serves as Vice President, Controller and Secretary of Intervest National Bank and has served in such capacity since April 1999. Prior to that, Mr. Arvonio was an employee of Intervest Bancshares Corporation from April 1998 to March 1999. Mr. Arvonio received a B.B.A. degree from Iona College and is a Certified Public Accountant. Mr. Arvonio has over 10 years of banking experience. Prior to joining the Company, Mr. Arvonio served as Second Vice President, Technical Advisor and Assistant Controller for The Greater New York Savings Bank from 1992 to 1997. Prior to that, Mr. Arvonio was a Manager of Financial Reporting for the Leasing and Investment Banking Divisions of Citibank.

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

Item 13. Exhibits, Lists and Reports on Form 8-K

 a.  The following exhibits are incorporated by reference herein:

Exhibit No.                Description of Exhibit

2.0 Agreement and Plan of Merger dated as of November 1, 1999 by and among Intervest Bancshares Corporation, ICNY Acquisition Corporation and Intervest Corporation of New York, incorporated by reference to the Company's definitive proxy statement for the special meeting of shareholders to be held March 10, 2000, wherein such document is identified as "Annex A."

3.1 Restated Certificate of Incorporation of the Company, incorporated by reference to Amendment No.1 to the Company's Registration Statement on Form SB-2 (No 333-33419, the "Registration Statement"), filed with the Securities and Exchange Commission (the "Commission") on September 22, 1997, wherein such document is identified as Exhibit 3.1.

3.2 Bylaws of the Company, incorporated by reference to the Registration Statement, wherein such document is identified as Exhibit 3.1.

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

4.3 Form of Warrant issued to Mr. Jerome Dansker, incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1995, wherein such document is identified as Exhibit 4.2.

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

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

INTERVEST BANCSHARES CORPORATION
(Registrant)

By: /s/ Lowell S. Dansker                      Date:             March 17, 2000
    --------------------------------           --------------------------------
        Lowell S. Dansker, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Chairman of the Board, Executive Vice President and Director:

By: /s/ Jerome Dansker                         Date:             March 17, 2000
   -----------------------------------------         --------------------------
        Jerome Dansker

President, Treasurer and Director
(Principal Executive, Financial and Accounting Officer):

By: /s/ Lowell S. Dansker                      Date:             March 17, 2000
     -------------------------------                ---------------------------
        Lowell S. Dansker

Vice President, Secretary and Director:

By: /s/ Lawrence G. Bergman                    Date:             March 17, 2000
   -----------------------------------------         --------------------------
        Lawrence G. Bergman

Directors:

By:                                            Date:
    --------------------------------                ---------------------------
        Michael A. Callen

By: /s/ Milton F. Gidge                        Date:             March 17, 2000
    ----------------------------------------         --------------------------
        Milton F. Gidge

By: /s/ Wayne F. Holly                         Date:             March 17, 2000
    ----------------------------------------         --------------------------
        Wayne F. Holly

By:                                            Date:
    ----------------------------------------         --------------------------
        Edward J. Merz

By: /s/ Lawton Swan, III                       Date:             March 17, 2000
    --------------------------------                ---------------------------
        Lawton Swan, III

By: /s/ Thomas E. Willett                      Date:             March 17, 2000
    --------------------------------                ---------------------------
        Thomas E. Willett

By: /s/ David J. Willmott                      Date:             March 17, 2000
    --------------------------------                ---------------------------
        David J. Willmott

By:                                            Date:
    ----------------------------------------         --------------------------
        Wesley T. Wood