Form 10-Q
period 2000-03-31
INTERVEST BANCSHARES CORP
filed 2000-05-15
CIK 927807

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                          Commission File No. 000-23377

                        INTERVEST BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                       13-3699013
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
        incorporation)


                        10 Rockefeller Plaza, Suite 1015
                          New York, New York 10020-1903
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 218-2800
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  XX   NO
     ---     ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                     Shares Outstanding:
-------------------                      ------------------

Class A Common Stock, $1.00 par
 value per share                         3,535,629 Outstanding at April 30, 2000
--------------------------------         ---------------------------------------

Class B Common Stock, $1.00 par
 value per share                         355,000 Outstanding at April 30, 2000
--------------------------------         ---------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                 March 31, 2000

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

   Item 1.      Financial Statements

       Condensed Consolidated Balance Sheets
          as of March 31, 2000 (Unaudited) and December 31, 1999 ............ 2

       Condensed Consolidated Statements of Earnings (Unaudited)
          for the Quarters Ended March 31, 2000 and 1999 .................... 3

       Condensed Consolidated Statements of Changes in Stockholders'
          Equity (Unaudited)for the Quarters Ended March 31, 2000 and 1999... 4

       Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Quarters Ended March 31, 2000 and 1999..................... 5

       Notes to Condensed Consolidated Financial Statements (Unaudited) ..... 6

       Review by Independent Certified Public Accountants ................... 13

       Report on Review by Independent Certified Public Accountants ......... 14

   Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ................................. 15

   Item 3.      Quantitative and Qualitative Disclosures about Market Risk... 22


PART II. OTHER INFORMATION

              Item 1.  Legal Proceedings..................................... 22

              Item 2.  Changes in Securities and Use of Proceeds............. 22

              Item 3.  Defaults Upon Senior Securities....................... 22

              Item 4.  Submission of Matters to a Vote of Security Holders... 22

              Item 5.  Other Information..................................... 23

              Item 6.  Exhibits and Reports on Form 8-K ..................... 23

Signatures................................................................... 23


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                Intervest Bancshares Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                          (Unaudited)
                                                                                            March 31,        December 31,
      ($ in thousands, except par value)                                                      2000              1999
      --------------------------------------------------------------------------------- ---------------- ------------------
      ASSETS
      Cash and due from banks                                                                   $ 3,396            $ 4,663
      Federal funds sold                                                                         13,703              3,900
      Short-term investments                                                                     12,565             23,532
                                                                                        ---------------- ------------------
          Total cash and cash equivalents                                                        29,664             32,095
      Securities held to maturity, net
          (estimated fair value of $79,964 and $79,882, respectively)                            83,183             83,132
      Federal Reserve Bank stock, at cost                                                           508                508
      Loans receivable  (net of allowance for loan loss reserves of
           $2,648 and $2,493, respectively)                                                     239,039            210,444
      Accrued interest receivable                                                                 3,130              2,834
      Premises and equipment, net                                                                 5,814              5,863
      Deferred income tax asset                                                                     950                936
      Deferred debenture offering costs                                                           3,491              3,721
      Other assets                                                                                1,340                948
      --------------------------------------------------------------------------------- ---------------- ------------------
      Total assets                                                                             $367,119           $340,481
      --------------------------------------------------------------------------------- ---------------- ------------------

      LIABILITIES
      Deposits:
         Noninterest-bearing demand deposit accounts                                            $ 5,330            $ 4,337
         Interest-bearing deposit accounts:
            Checking (NOW) accounts                                                               7,375              6,636
            Savings accounts                                                                     17,232             18,722
            Money-market accounts                                                                55,331             48,591
            Certificate of deposit accounts                                                     154,102            122,794
                                                                                        ---------------- ------------------
      Total deposits                                                                            239,370            201,080
      Federal funds purchased                                                                         -              6,955
      Subordinated debentures payable                                                            77,330             84,330
      Accrued interest payable on debentures                                                      7,426              8,092
      Mortgage escrow funds payable                                                               4,790              3,375
      Official checks outstanding                                                                 2,382              1,821
      Other liabilities                                                                           1,636              1,224
      --------------------------------------------------------------------------------- ---------------- ------------------
      Total liabilities                                                                         332,934            306,877
      --------------------------------------------------------------------------------- ---------------- ------------------

      STOCKHOLDERS' EQUITY
      Preferred stock (300,000 shares authorized, none issued)                                        -                  -
      Class A common stock ($1.00 par value, 9,500,000 shares authorized,
        3,535,629 and 3,531,879 shres issued and outstanding, respectively)                       3,536              3,532
      Class B common stock ($1.00 par value, 700,000 shares authorized,
        355,000 and 305,000 shares issued and outstanding, respectively)                            355                305
      Additional paid-in-capital, common                                                         18,907             18,770
      Retained earnings                                                                          11,387             10,997
      --------------------------------------------------------------------------------- ---------------- ------------------
      Total stockholders' equity                                                                 34,185             33,604
      --------------------------------------------------------------------------------- ---------------- ------------------
      Total liabilities and stockholders' equity                                               $367,119           $340,481
      --------------------------------------------------------------------------------- ---------------- ------------------
         See accompanying notes to condensed consolidated financial statements.


                Intervest Bancshares Corporation and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                                                              For the
                                                                                                          Quarter Ended
                                                                                                            March 31,
                                                                                                    ------------- -------------
($ in thousands, except per share data)                                                                  2000          1999
------------------------------------------------------------------------------------ ----- -------- ------------- -------------

INTEREST AND DIVIDEND INCOME
Loans receivable                                                                                          $5,646        $4,481
Securities                                                                                                 1,520         1,518
Other interest-earning assets                                                                                 90           130
------------------------------------------------------------------------------------ ----- -------- ------------- -------------
Total interest and dividend income                                                                         7,256         6,129
------------------------------------------------------------------------------------ ----- -------- ------------- -------------

INTEREST EXPENSE

Deposits                                                                                                   2,844         2,015
Federal funds purchased                                                                                      146             -
Subordinated debentures                                                                                    2,422         2,425
------------------------------------------------------------------------------------ ----- -------- ------------- -------------
Total interest expense                                                                                     5,412         4,440
------------------------------------------------------------------------------------ ----- -------- ------------- -------------

Net interest and dividend income                                                                           1,844         1,689
Provision for loan loss reserves                                                                             155           112
------------------------------------------------------------------------------------ ----- -------- ------------- -------------
Net interest and dividend income after provision for loan loss reserves                                    1,689         1,577
------------------------------------------------------------------------------------ ----- -------- ------------- -------------

NONINTEREST INCOME

Customer service fees                                                                                         35            32
Income from mortgage lending activities                                                                      127           381
All other                                                                                                      -             1
------------------------------------------------------------------------------------ ----- -------- ------------- -------------
Total noninterest income                                                                                     162           414
------------------------------------------------------------------------------------ ----- -------- ------------- -------------

NONINTEREST EXPENSES

Salaries and employee benefits                                                                               676           479
Occupancy and equipment, net                                                                                 271           151
Advertising and promotion                                                                                     13            37
Professional fees and services                                                                               104            56
Stationery, printing and supplies                                                                             38            42
All other                                                                                                    149           136
------------------------------------------------------------------------------------ ----- -------- ------------- -------------
Total noninterest expenses                                                                                 1,251           901
------------------------------------------------------------------------------------ ----- -------- ------------- -------------

Earnings before income taxes and change in accounting principle                                              600         1,090
Provision for income taxes                                                                                   210           468
Cumulative effect of change in accounting principle (note 7)                                                   -          (128)
------------------------------------------------------------------------------------ ----- -------- ------------- -------------
Net earnings                                                                                               $ 390          $494
------------------------------------------------------------------------------------ ----- -------- ------------- -------------

Basic earnings per share:

   Earnings before change in accounting principle                                                          $0.10        $ 0.16
   Cumulative effect of change in accounting principle                                                         -         (0.03)
------------------------------------------------------------------------------------ ----- -------- ------------- -------------
   Net earnings per share                                                                                  $0.10        $ 0.13
------------------------------------------------------------------------------------ ----- -------- ------------- -------------

Diluted earnings per share:

   Earnings before change in accounting principle                                                          $0.10         $0.15
   Cumulative effect of change in accounting principle                                                         -         (0.03)
------------------------------------------------------------------------------------ ----- -------- ------------- -------------
   Net earnings per share                                                                                  $0.10         $0.12
------------------------------------------------------------------------------------ ----- -------- ------------- -------------
See accompanying notes to condensed consolidated financial statements.


                Intervest Bancshares Corporation and Subsidiaries

      Condensed Consolidated Statements of Changes in Stockholders' Equity

                                   (Unaudited)

                                                                                             For the Quarter Ended
                                                                                                   March 31,
                                                                                          -----------------------------
($ in thousands)                                                                                2000         1999
----------------------------------------------------------------------------------------- -------------- --------------
CLASS A COMMON STOCK
Balance at beginning of period                                                                  $ 3,532        $ 3,434
Issuance of 510 shares in exchange for common stock of minority
  stockholders of Intervest Bank                                                                      -              1
Issuance of 1,063 shares upon the conversion of debentures                                            -              1
Issuance of 3,750 shares upon exercise of warrants                                                    4              -
----------------------------------------------------------------------------------------- -------------- --------------
Balance at end of period                                                                          3,536          3,436
----------------------------------------------------------------------------------------- -------------- --------------

CLASS B COMMON STOCK

Balance at beginning of period                                                                      305            300
Issuance of 5,000 shares upon the exercise of warrants                                                -              5
Issuance of 50,000 shares of restricted stock compensation (note 2)                                  50              -
----------------------------------------------------------------------------------------- -------------- --------------
Balance at end of period                                                                            355            305
----------------------------------------------------------------------------------------- -------------- --------------

ADDITIONAL PAID-IN-CAPITAL, COMMON

Balance at beginning of period                                                                   18,770         18,148
Issuance of 510 shares in exchange for common stock of minority
  stockholders of Intervest Bank                                                                      -              6
Issuance of 1,063 shares upon the conversion of debentures, net of
  issuance costs                                                                                      -              2
Compensation related to issuance of Class B common stock warrants                                     6              6
Issuance of 5,000 shares upon exercise of Class B stock warrants                                      -             28
Issuance of 50,000 shares of restricted Class B stock (note 2)                                      109              -
Issuance of 3,750 shares upon exercise of Class A stock warrants                                     22              -
----------------------------------------------------------------------------------------- -------------- --------------
Balance at end of period                                                                         18,907         18,190
----------------------------------------------------------------------------------------- -------------- --------------

RETAINED EARNINGS

Balance at beginning of period                                                                   10,997          9,230
Comprehensive income - net earnings for the period                                                  390            494
----------------------------------------------------------------------------------------- -------------- --------------
Balance at end of period                                                                         11,387          9,724
----------------------------------------------------------------------------------------- -------------- --------------

----------------------------------------------------------------------------------------- -------------- --------------
Total stockholders' equity at end of period                                                     $34,185        $31,655
----------------------------------------------------------------------------------------- -------------- --------------
     See accompanying notes to condensed consolidated financial statements.



                Intervest Bancshares Corporation and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                           For the Quarter Ended
                                                                                                  March 31,
                                                                                     ---------------- -----------------
   ($ in thousands)                                                                             2000          1999
   --------------------------------------------------------------------------------- ---------------- -----------------
   OPERATING ACTIVITIES
   Net earnings                                                                                $ 390             $ 494
   Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation and amortization                                                               115                79
     Provision for loan loss reserves                                                            155               112
     Deferred income tax benefit                                                                 (14)              (91)
     Amortization of deferred debenture offering costs                                           230               227
     Compensation expense from awards of common stock and warrants                               165                 6
     Amortization of premiums, fees and discounts, net                                          (262)             (211)
     (Decrease) increase in accrued interest on debentures                                      (666)              306
     Increase (decrease) in official checks outstanding                                          561               (40)
     Change in all other assets and liabilities, net                                              (6)               (1)
   --------------------------------------------------------------------------------- ---------------- -----------------
   Net cash provided by operating activities                                                     668               881
   --------------------------------------------------------------------------------- ---------------- -----------------
   INVESTING ACTIVITIES
   Decrease in interest-earning time deposits with banks                                           -                99
   Maturities and calls of securities held to maturity                                         4,015            16,525
   Purchases of securities held to maturity                                                   (3,972)          (19,500)
   (Originations) repayments of loans receivable, net                                        (28,852)            3,142
   Purchases of premises and equipment, net                                                      (66)             (235)
   --------------------------------------------------------------------------------- ---------------- -----------------
   Net cash (used) provided by investing activities                                          (28,875)               31
   --------------------------------------------------------------------------------- ---------------- -----------------
   FINANCING ACTIVITIES
   Net increase in demand, savings, NOW and money-market deposits                              6,982             3,504
   Net increase (decrease) in certificates of deposit accounts                                31,308            (7,893)
   Net increase in mortgage escrow funds payable                                               1,415             1,139
   Repayments of federal funds purchased, net                                                 (6,955)                -
   Repayments of debentures                                                                   (7,000)             (500)
   Proceeds from issuance of debentures, net of offering costs                                     -               548
   Proceeds from issuance of common stock                                                         26                26
   --------------------------------------------------------------------------------- ---------------- -----------------
   Net cash provided (used) by financing activities                                           25,776            (3,176)
   --------------------------------------------------------------------------------- ---------------- -----------------
   Net decrease in cash and cash equivalents                                                  (2,431)           (2,264)
   Cash and cash equivalents at beginning of period                                           32,095            40,924
   --------------------------------------------------------------------------------- ---------------- -----------------
   Cash and cash equivalents at end of period                                               $ 29,664          $ 38,660
   --------------------------------------------------------------------------------- ---------------- -----------------
   SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
      Interest                                                                               $ 5,744           $ 3,941
      Income taxes                                                                                80               639
   Noncash financing activities:
      Issuance of common stock to minority stockholders of Intervest Bank                          -                 7
      Conversion of convertible debentures into common stock                                       -                10
   --------------------------------------------------------------------------------- ---------------- -----------------
         See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 1 - General

The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiaries in this report have not been audited except for the information derived from the audited Consolidated Balance Sheet as of December 31, 1999. The financial statements in this report should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders on Form 10-KSB for the year ended December 31, 1999.

The condensed consolidated financial statements include the accounts of Intervest Bancshares Corporation (a bank holding company referred to by itself as the "Holding Company") and its subsidiaries, Intervest National Bank, Intervest Bank, and Intervest Corporation of New York. The banks are referred to together as the "Banks." The Holding Company and its subsidiaries are referred to as the "Company" on a consolidated basis. The Holding Company's primary business activity is the ownership of the aforementioned subsidiaries.

Intervest National Bank is a nationally chartered commercial bank located in Rockefeller Plaza in New York City. It opened for business on April 1, 1999. Intervest Bank is a Florida state chartered commercial bank with four banking offices in Clearwater, Florida and one in South Pasadena, Florida. The Banks conduct a full-service commercial banking business, which consists of attracting deposits from the general public and investing those funds, together with other sources of funds, primarily through the origination of commercial and multifamily real estate loans, and through the purchase of security investments. Intervest National Bank also provides Internet banking services at its Web Site: www.intervestnatbank.com.

Intervest Corporation of New York is located in Rockefeller Plaza in New York City and is in the business of originating and acquiring commercial and multifamily residential loans. As discussed in note 2, Intervest Corporation of New York was acquired by the Holding Company effective March 10, 2000. The acquisition was accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of both companies are combined and recorded at their historical cost amounts. Accordingly, all prior period financial information in this report has been adjusted to include the accounts of Intervest Corporation of New York. All material intercompany accounts and transactions have been eliminated in consolidation.

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

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current periods' presentation.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------


Note 2 - Acquisition of Intervest Corporation of New York

On March 10, 2000, Intervest Bancshares Corporation completed the acquisition of Intervest Corporation of New York, a company engaged in the business of originating and acquiring commercial and multifamily residential loans. The two entities were related in that the same persons serve on their boards and the former holders of all of the shares of Intervest Corporation of New York also owned approximately 48% of the voting shares of Intervest Bancshares Corporation prior to the merger. Both Boards of Directors, the shareholders of both the Holding Company and Intervest Corporation of New York, and the Federal Reserve Bank of Atlanta approved the merger. In the merger, Intervest Corporation of New York shareholders received an aggregate of 1,250,000 shares of the Holding Company's Class A common stock in exchange for all of Intervest Corporation of New York's capital stock. The merger was accounted for at historical cost similar to the pooling-of-interests method of accounting.

In connection with the merger, the Holding Company incurred approximately $210,000 in expenses related to attorney and consulting fees, printing and stock compensation expense. The Board of Directors and the Holding Company's shareholders approved a grant of 50,000 shares of Class B common stock to the Chairman of the Holding Company for his services with respect to the development, structuring and other activities associated with the merger. This resulted in $159,000 of compensation expense being recorded, which is included in the consolidated statement of earnings for the quarter ended March 31, 2000.

Certain pro forma consolidated balance sheet information follows as of December 31, 1999:

                                                                 Originally      Historical       Pro Forma
($ in thousands)                                                  Reported          ICNY         Adjustments       Adjusted
--------------------------------------------------------------- -------------- --------------- ----------------- --------------
Cash and cash equivalents                                             $ 7,429         $30,754   $   (6,088)  (1)      $ 32,095
Securities held to maturity                                            83,132               -            -              83,132
Federal Reserve Bank stock                                                508               -            -                 508
Loans receivable, net of unearned fees and loan loss reserves         147,154          63,290            -             210,444
Accrued interest receivable                                             1,836             998            -               2,834
Premises and equipment, net                                             5,767              96            -               5,863
Deferred income tax asset                                                 912              24            -                 936
Deferred debenture offering costs                                         479           3,242            -               3,721
All other assets                                                          612             336            -                 948
--------------------------------------------------------------- -------------- --------------- ----------------- --------------
Total assets                                                         $247,829         $98,740    $  (6,088)           $340,481
--------------------------------------------------------------- -------------- --------------- ----------------- --------------

Deposit liabilities                                                  $207,168         $     -    $  (6,088) (1)       $201,080
Federal funds purchased                                                 6,955               -            -               6,955
Debentures payable                                                      6,930          77,400            -              84,330
Accrued interest on debentures payable                                    892           7,200            -               8,092
Mortgage escrow funds payable                                           1,521           1,854            -               3,375
Official checks outstanding                                             1,821               -            -               1,821
All other liabilities                                                   1,078             146            -               1,224
--------------------------------------------------------------- -------------- --------------- ----------------- --------------
Total liabilities                                                     226,365          86,600       (6,088)            306,877
--------------------------------------------------------------- -------------- --------------- ----------------- --------------

Common stock and paid-in capital                                       16,998           5,609            -              22,607
Retained earnings                                                       4,466           6,531            -              10,997
--------------------------------------------------------------- -------------- --------------- ----------------- --------------
Total stockholders' equity                                             21,464          12,140            -              33,604
--------------------------------------------------------------- -------------- --------------- ----------------- --------------
Total liabilities and stockholders' equity                           $247,829         $98,740    $  (6,088)           $340,481
--------------------------------------------------------------- -------------- --------------- ----------------- --------------

(1) Represents the elimination of certain intercompany deposit accounts. Certain reclassifications were also made to the historical amounts of Intervest Corporation of New York and the Company to conform to the current period's presentation.


                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 2 - Acquisition of Intervest Corporation of New York, Continued

A pro forma summary of the Company's consolidated statement of earnings for the quarter ended March 31, 1999 follows:

                                                                          Originally   Historical    Pro Forma
($ in thousands)                                                           Reported       ICNY      Adjustments     Adjusted
------------------------------------------------------------------------ ------------- ----------- -------------- -------------
Interest and dividend income                                                   $3,476      $2,654      $(1)  (a)       $ 6,129
Interest expense                                                                2,171       2,270       (1)  (a)         4,440
                                                                         ------------- ----------- -------------- -------------
Net interest and dividend income                                                1,305         384              -         1,689
Provision for loan loss reserves                                                  112           -              -           112
                                                                         ------------- ----------- -------------- -------------
Net interest and dividend income after
  provision for loan loss reserve                                               1,193         384              -         1,577
Noninterest income                                                                123         291              -           414
Noninterest expense                                                               647         254              -           901
                                                                         ------------- ----------- -------------- -------------
Earnings before income taxes and change in accounting principle                   669         421              -         1,090
Income taxes                                                                      275         193              -           468
Cumulative effect of change in accounting principle                              (128)          -              -          (128)
------------------------------------------------------------------------ ------------- ----------- -------------- -------------
Net earnings                                                                     $266       $ 228     $        -          $494
------------------------------------------------------------------------ ------------- ----------- -------------- -------------
Basic earnings per share                                                       $ 0.11           -                        $0.13
Diluted earnings per share                                                     $ 0.10           -                        $0.12
Adjusted earnings used for diluted computation                                 $  350       $ 228              -         $ 578
Average number of common shares outstanding - Basic                         2,489,831           -      1,250,000     3,739,831
Average number of common shares outstanding - Diluted                       3,544,038           -      1,250,000     4,794,038
------------------------------------------------------------------------ ------------- ----------- ------------- --------------

(a)      Represents the elimination of certain intercompany interest expense.


A summary of the Company's consolidated statement of earnings for the quarter ended March 31, 2000 follows:

                                                                                    Excluding
                                                                                    Intervest
                                                                                   Corporation          As
($ in thousands)                                                                 of New York (1)   Reported (1)
----------------------------------------------------------------------- -- ---- ------------------ --------------
Interest and dividend income                                                               $4,936         $7,256
Interest expense                                                                            3,205          5,412
                                                                                      ------------ --------------
Net interest and dividend income                                                            1,731          1,844
Provision for loan loss reserves                                                              155            155
                                                                                      ------------ --------------
Net  interest  and  dividend  income  after
  provision  for loan  loss reserves                                                        1,576          1,689
Noninterest income                                                                            136            162
Noninterest expense                                                                         1,044          1,251
                                                                                      ------------ --------------
Earnings before income taxes                                                                  668            600
Income taxes                                                                                  243            210
----------------------------------------------------------------------- -- ---------- ------------ --------------
Net earnings                                                                                 $425           $390
----------------------------------------------------------------------- -- ---------- ------------ --------------

(1)      After elimination of intercompany revenue and expense.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 3 - Allowance for Loan Loss Reserves

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

No loans were classified as nonaccrual or impaired during the 2000 and 1999 reporting periods in this report.

Activity in the allowance for loan loss reserves for the periods indicated is summarized as follows:

                                                  For the Quarter Ended
                                                        March 31,
                                                 ------------ -------------
($ in thousands)                                        2000          1999
------------------------------------------------------------- -------------
Balance at beginning of period                        $2,493        $1,662
Provision charged to operations                          155           112
Recoveries                                                 -             1
------------------------------------------------------------- -------------
Balance at end of period                              $2,648        $1,775
------------------------------------------------------------- -------------

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

EPS computations for the 1999 period have been adjusted to include the results of operations of Intervest Corporation of New York as well as the 1,250,000 common shares issued in the merger.

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Earnings Per Share (EPS), Continued

                                                                           For the Quarter Ended
                                                                                 March 31,
                                                                         ------------- -------------
BASIC EARNINGS PER SHARE                                                     2000          1999
------------------------------------------------------------------------ ------------- -------------
Net earnings:
  Earnings before change in accounting principle                             $390,000      $622,000
  Cumulative effect of change in accounting principle (1)                           -      (128,000)
------------------------------------------------------------------------ ------------- -------------
 Net earnings                                                                $390,000      $494,000
------------------------------------------------------------------------ ------------- -------------
Average number of common shares outstanding                                 3,851,384     3,739,831
Per share amounts:
  Earnings before change in accounting principle                                $0.10         $0.16
  Cumulative effect of change in accounting principle (1)                           -         (0.03)
------------------------------------------------------------------------ ------------- -------------
  Basic net earnings per share                                                  $0.10         $0.13
------------------------------------------------------------------------ ------------- -------------

DILUTED EARNINGS PER SHARE

Adjusted net earnings for diluted earnings per share computation (2)         $390,000      $578,000
Average number of common shares outstanding for dilution:
  Common shares outstanding per above                                       3,851,384     3,739,831
  Potential dilutive shares resulting from exercise of warrants (2)                 -       310,774
  Potential dilutive shares resulting from conversion of debentures (2)             -       743,433
                                                                         ------------- -------------
  Total average number of common shares outstanding                         3,851,384     4,794,038
                                                                         ------------- -------------
Per share amounts:
  Earnings before change in accounting principle                                $0.10         $0.15
  Cumulative effect of change in accounting principle (1)                           -         (0.03)
------------------------------------------------------------------------ ------------- -------------
  Diluted net earnings per share                                                $0.10         $0.12
------------------------------------------------------------------------ ------------- -------------

(1) Represents a charge, net of taxes, from the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

(2) A total of 2,659,000 and 1,134,000 common stock warrants with exercise prices ranging from $6.67 to $15.00 were not included in the quarterly computation of diluted EPS for 2000 and 1999, respectively, because they were antidilutive. Additionally, convertible debentures were excluded from the 2000 quarterly diluted EPS computation because they were not dilutive.

Note 5 - Subordinated Debentures Payable

The Holding Company and Intervest Corporation of New York have debentures outstanding as follows:

                                                                        At March 31,    At December 31,
($ in thousands)                                                            2000              1999
---------------------------------------------------------------------- --------------- -------------------
INTERVEST CORPORATION OF NEW YORK:
Series 06/29/92 - interest at 2% above prime - due April 1, 2000          $     -            $7,000
Series 09/13/93 - interest at 2% above prime - due October 1, 2001          8,000             8,000
Series 01/28/94 - interest at 2% above prime - due April 1, 2002            4,500             4,500
Series 10/28/94 - interest at 2% above prime - due April 1, 2003            4,500             4,500
Series 05/12/95 - interest at 2% above prime - due April 1, 2004            9,000             9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004          9,000             9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005            0,000            10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005          5,500             5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005          8,000             8,000
Series 11/10/98 - interest at 8% fixed       - due January 1, 2001          1,400             1,400
Series 11/10/98 - interest at 81/2% fixed    - due January 1, 2003          1,400             1,400
Series 11/10/98 - interest at 9% fixed       - due January 1, 2005          2,600             2,600
Series 06/28/99 - interest at 8% fixed       - due July 1, 2002             2,500             2,500
Series 06/28/99 - interest at 81/2% fixed    - due July 1, 2004             2,000             2,000
Series 06/28/99 - interest at 9% fixed       - due July 1, 2006             2,000             2,000
                                                                         ------------- -------------------
                                                                           70,400            77,400
INTERVEST BANCSHARES CORPORATION:
Series 05/14/98 - interest at 8% fixed       - due July 1, 2008             6,930             6,930
------------------------------------------------------------------------ ------------- -------------------
                                                                          $77,330           $84,330
------------------------------------------------------------------------ ------------- -------------------

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 5 - Subordinated Debentures Payable, Continued

The "Prime" in the preceding table refers to the prime rate of Chase Manhattan Bank, which was 9% on March 31, 2000 and 8.50% at December 31, 1999. On March 1, 2000, Intervest Corporation of New York's Series 6/29/92 debentures totaling $7,000,000 in principal and maturing on April 1, 2000 were redeemed for the outstanding principal amount plus accrued interest of $1,435,000.

Intervest Corporation of New York's floating-rate Series 10/28/94, 5/12/95, 10/19/95, 5/10/96, 10/15/96 and 4/30/97 debentures have a maximum interest rate of 12%. Additionally, payment of interest on an aggregate of $19,060,000 of debentures, which interest is compounded, is deferred until maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder who has deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest, except holders of the various Series 11/10/98 and Series 6/28/99 debentures. All the debentures may be redeemed, in whole or in part, at any time at the option of Intervest Corporation of New York, for face value, except for debentures issued after 1997, which would be at a premium of 1% if the redemption is prior to July 1, 2000. Series 11/10/98 and Series 6/28/99 debenture holders can require Intervest Corporation of New York to repurchase the debentures up to $100,000 in principal amount plus accrued interest each year after January 1, 2000 and July 1, 2002, respectively. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

The Holding Company's Series 05/14/98 subordinated debentures are due July 1, 2008 and are convertible at the option of the holders at any time prior to April 1, 2008, unless previously redeemed by the Holding Company, into shares of Class A common stock of the Holding Company at the following conversion prices per share: $12.50 in 2000; $14.00 in 2001; $15.00 in 2002; $16.00 in 2003; $18.00 in
2004;  $21.00 in 2005; $24.00 in 2006; $27.00 in 2007 and $30.00 from January 1,
2008 through April 1, 2008. The Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. The Holding Company also has the option at any time to call all or any part of the convertible debentures for payment and redeem the same at any time prior to maturity thereof. The redemption price is the face amount plus a 1% premium if redemption occurs before July 1, 2000, or the face amount if the date of redemption is on or after July 1, 2000. Interest accrues and compounds each calendar quarter at 8%. All accrued interest is payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year commencing July 1, 2003, elect to be paid all accrued interest and to thereafter receive payments of interest quarterly.

Scheduled contractual maturities of all debentures as of March 31, 2000 are summarized as follows:


          ($ in thousands)                                                     Principal     Accrued Interest
          -------------------------------------------------------- --- ------------------ --------------------
          For the nine months ended December 31, 2000                            $     -               $    -
          For the year ended December 31, 2001                                     9,400                1,147
          For the year ended December 31, 2002                                     7,000                  595
          For the year ended December 31, 2003                                     5,900                  591
          For the year ended December 31, 2004                                    20,000                2,687
          Thereafter                                                              35,030                2,406
          -------------------------------------------------------- --- ------------------ --------------------
                                                                                 $77,330               $7,426
          -------------------------------------------------------- --- ------------------ --------------------

On May 1, 2000, Series 9/13/93 and 1/28/94 debentures were redeemed by Intervest Corporation of New York prior to maturity for outstanding principal totaling $12,500,000 plus accrued interest of $1,580,000. In connection with this early redemption, approximately $250,000 of unamortized deferred debenture offering costs was charged to expense in the second quarter of 2000.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 6 - Regulatory Capital

The  Banks  are  required  to  maintain  certain  minimum   regulatory   capital
requirements. The following is a summary at March 31, 2000 of those regulatory capital requirements and the actual capital of each Bank on a percentage basis:

                                                                      Actual            Minimum            To Be Considered
         Intervest Bank                                               Ratios            Requirement        Well Capitalized
                                                                      -------           -----------        ----------------
         Total capital to risk-weighted assets                         10.80%              8.00%                  10.00%
         Tier 1 capital to risk-weighted assets                         9.55%              4.00%                   6.00%
         Tier 1 capital to total average assets - leverage ratio        6.50%              4.00%                   5.00%

         Intervest National Bank
         Total capital to risk-weighted assets                         19.48%              8.00%                  10.00%
         Tier 1 capital to risk-weighted assets                        18.52%              4.00%                   6.00%
         Tier 1 capital to total average assets - leverage ratio       17.72%              4.00%                   5.00%

Note 7 - Cumulative Effect of Change in Accounting Principle

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

                Intervest Bancshares Corporation and Subsidiaries

               Review by Independent Certified Public Accountants

Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2000, and for the three-month period then ended presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

        Report on Review by Independent Certified Public Accountants

The Board of Directors
Intervest Bancshares Corporation and Subsidiaries
New York, New York:

         We have reviewed the condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of March 31, 2000, and the related condensed consolidated statements of earnings, changes in stockholders' equity and cash flows for the three-month period then ended included in this report. These financial statements are the responsibility of the Company's management.

         We were furnished with the report of other accountants on their review of the interim financial information of Intervest Corporation of New York, whose total assets as of March 31, 2000, and whose interest income, noninterest income and net loss for the three-month period then ended, constituted 22.8%, 31.9%, 16.0% and 9.0%, respectively of the related consolidated totals.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
May 9, 2000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Intervest Bancshares Corporation is the Holding Company for Intervest National Bank in New York City, Intervest Bank in Clearwater, Florida, and Intervest Corporation of New York in New York City. Hereafter, all the entities are referred to as the "Company" on a consolidated basis. Intervest National Bank and Intervest Bank may be referred to together as the "Banks."

All financial information in this report has been adjusted to include the accounts of Intervest Corporation of New York, which was acquired by the Company through a merger completed on March 10, 2000. Intervest Corporation of New York engages in the business of originating and acquiring commercial and multifamily residential loans. The merger has been accounted for at historical cost similar to the pooling-of-interests method of accounting. See note 2 to the condensed consolidated financial statements for a further discussion of the merger.

The Company reported net earnings of $390,000, or $0.10 per fully diluted share, for the first quarter of 2000, compared to net earnings of $494,000, or $0.12 per fully diluted share, for the first quarter of 1999. The decline in net earnings was primarily due to nonrecurring expenses associated with the acquisition of Intervest Corporation of New York, an increase in operating expenses and a decline in mortgage prepayment fee income. These items were partially offset by higher net interest income and a lower income tax provision.

Net earnings from the Company's banking subsidiaries continued to increase during the first quarter. Intervest Bank, a Florida state-chartered bank, recorded net earnings of $495,000, a 45% increase from $342,000 in the first quarter of 1999, while Intervest National Bank's net earnings improved to $61,000 in the first quarter of 2000, from a net loss of $194,000 in the comparable prior year quarter resulting from startup expenses.

Intervest National Bank is a nationally-chartered commercial bank that opened for business on April 1, 1999. It is located in Rockefeller Plaza in New York City and provides full commercial banking services, including internet banking.

Selected information about the Holding Company and its subsidiaries at or for the quarter ended March 31, 2000, follows in the table below:

                                                                                                   Intervest
                                                                                      Intervest   Corporation
                                                            Holding      Intervest    National       of New       Consolidated
  ($ in thousands)                                           Company       Bank         Bank          York        Amounts (1)
  --------------------------------------------------------- ----------- ------------ ------------ ------------- ---------------
  Total assets                                                 $42,235     $199,906      $77,940       $88,114        $367,119
  Total cash and cash equivalents                                2,516        4,950       12,725        16,648          29,664
  Total securities, net                                              -       75,462        8,229             -          83,691
  Total loans, net of unearned fees and loan loss reserves       5,105      111,733       55,283        66,918         239,039
  Total deposit liabilities                                          -      182,783       64,215             -         239,370
  Total debentures payable                                       6,930            -            -        70,400          77,330
  Total stockholders' equity                                    34,185       13,242       11,554         9,105          34,185
  Net earnings (loss) for the quarter ended                      (131)          495           61          (35)             390
  Number of full-service banking offices                             -            5            1             -               6
  --------------------------------------------------------- ----------- ------------ ------------ ------------- ---------------

(1)      Consolidated amounts exclude intercompany balances.

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

Overview

Total assets at March 31, 2000 increased 8% to $367,119,000,  from  $340,481,000 at December 31, 1999, primarily reflecting an increase in loans receivable, partially offset by a decline in cash and cash equivalents.

Total liabilities at March 31, 2000 increased to $332,934,000, from $306,877,000 at December 31, 1999, or 8%, reflecting growth in deposit accounts. The increase in deposits was partially offset by a decline in federal funds purchased and debentures payable.

Stockholders' equity increased to $34,185,000 at March 31, 2000, from $33,604,000 at year-end 1999. The increase reflected earnings for the quarter and issuance of common stock. Book value per common share also improved to $8.79 per share at March 31, 2000, from $8.76 at December 31, 1999.

The Company's balance sheet was comprised of the following:


                                                        At March 31, 2000                        At December 31, 1999
                                                 -------------- -----------------          ----------------- -----------------
                                                    Carrying          % of                      Carrying           % of
($ in thousands)                                      Value       Total Assets                   Value         Total Assets
------------------------------------------------ -------------- ----------------- -------- ----------------- -----------------
Cash and cash equivalents                             $ 29,664              8.1%                    $32,095               9.4%
Securities                                              83,691             22.8                      83,640              24.6
Loans receivable, net of loan loss reserves            239,039             65.1                     210,444              61.8
All other assets                                        14,725              4.0                      14,302               4.2
------------------------------------------------ -------------- ----------------- -------- ----------------- -----------------
Total assets                                          $367,119            100.0%                   $340,481             100.0%
------------------------------------------------ -------------- ----------------- -------- ----------------- -----------------
Deposits                                              $239,370             65.2                    $201,080              59.1%
Federal funds purchased                                      -                -                       6,955               2.0
Debentures payable                                      77,330             21.1                      84,330              24.8
Accrued interest payable on debentures                   7,426              2.0                       8,092               2.3
All other liabilities                                    8,808              2.4                       6,420               1.9
------------------------------------------------ -------------- ----------------- -------- ----------------- -----------------
Total liabilities                                      332,934             90.7                     306,877              90.1
------------------------------------------------ -------------- ----------------- -------- ----------------- -----------------
Stockholders' equity                                    34,185              9.3                      33,604               9.9
------------------------------------------------ -------------- ----------------- -------- ----------------- -----------------
Total liabilities and stockholders' equity            $367,119            100.0%                   $340,481             100.0%
------------------------------------------------ -------------- ----------------- -------- ----------------- -----------------

Cash and Cash Equivalents

Cash and cash equivalents decreased due to the partial deployment of funds into new loan originations. Cash and cash equivalents include interest-bearing and noninterest-bearing cash balances, investments in overnight federal funds and other short-term investments that have original maturities of three months or less. The Company's short-term investments are normally comprised of commercial paper issued by large commercial banks, certificates of deposit and U.S. government securities. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, repayments of borrowed funds and alternative security investment opportunities.

Securities

Securities for which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Securities held to maturity totaled $83,183,000 at March 31, 2000, compared to $83,132,000 at December 31, 1999. The portfolio, which remained relatively unchanged from year-end 1999, consists of fixed-rate debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank and Federal National Mortgage Association. Most of the securities have terms that allow the issuer the right to call or prepay its obligation without prepayment penalty.

In order for the Banks to be members of the Federal Reserve Banking System, the Banks maintain an investment in the capital stock of the Federal Reserve Bank, which pays a dividend that is currently 6%. The amount of the investment, which amounted to $508,000 at March 31, 2000 and year-end 1999, fluctuates based on certain criteria.

Loans Receivable

Loans receivable, before the allowance for loan loss reserves, increased to $241,687,000 at March 31, 2000, from $212,937,000 at December 31, 1999, due to new commercial and multifamily real estate loan originations, partially offset by principal repayments. Commercial real estate and multifamily real estate properties collateralized almost all of the loans in the Company's loan portfolio.

At March 31, 2000 and December 31, 1999, the Company did not have any loans on a nonaccrual status or classified as impaired.

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

At March 31, 2000, the allowance amounted to $2,648,000, compared to $2,493,000 at year-end 1999. The increase in the allowance was due to new loan originations. The allowance represented 1.10% of total loans outstanding at March 31, 2000, compared to 1.17% at December 31, 1999.

All Other Assets

The following table shows the composition of all other assets:

                                                         At            At
                                                     March 31,    December 31,
     ($ in thousands)                                   2000           1999
     ----------------------------------------------- ----------- ---------------
     Accrued interest receivable                         $3,130           $2,834
     Premises and equipment, net                          5,814            5,863
     Deferred income tax asset                              950              936
     Deferred debenture offering costs (1)                3,491            3,721
     All other                                            1,340              948
     ----------------------------------------------- ----------- ---------------
                                                        $14,725          $14,302
     ----------------------------------------------- ----------- ---------------
     (1) Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures based on their maturities.

Deposit Liabilities

Deposit liabilities increased due to growth in deposit accounts, particularly certificates of deposits. At March 31, 2000, certificate of deposit accounts totaled $154,102,000 and demand deposit, savings, NOW and money-market accounts aggregated $85,268,000. The same categories of deposit accounts totaled $122,794,000 and $78,286,000, respectively, at December 31, 1999. Certificate of deposit accounts represented 64% of total deposits at March 31, 2000, compared to 61% at year-end 1999.

Federal Funds Purchased

From time to time, the Banks purchase Federal funds to manage their liquidity needs. At March 31, 2000, there were no outstanding funds, compared to $6,955,000 at December 31, 1999.

Debentures Payable and Related Accrued Interest Payable

Intervest  Corporation  of New  York,  the  Holding  Company's  subsidiary,  has
$70,400,000 of registered floating and fixed-rate subordinated debentures outstanding. The debentures have been sold from time to time and the resulting proceeds have been used to fund the origination and purchase of mortgage loans. The Holding Company has $6,930,000 of convertible subordinated debentures outstanding, whose proceeds have been used for working capital purposes.

On March 1, 2000, Intervest Corporation of New York redeemed Series 6/29/92 debentures totaling $7,000,000 in principal and maturing on April 1, 2000 for outstanding principal plus accrued interest of $1,435,000. Additionally, on May 1, 2000, Series 9/13/93 and 1/28/94 debentures were redeemed by Intervest Corporation of New York prior to maturity for outstanding principal totaling $12,500,000 plus accrued interest of $1,580,000. In connection with this early redemption, approximately $250,000 of unamortized deferred debenture offering costs was charged to expense in the second quarter of 2000. For a further discussion of the debentures, including information on conversion prices and redemption features, see note 5 to the condensed consolidated financial statements included in this report.

All Other Liabilities

The following table shows the composition of all other liabilities:

                                              At March 31,     At December 31,
      ($ in thousands)                            2000               1999
      ------------------------------------- --------------- -------------------
      Mortgage escrow funds payable                 $4,790              $3,375
      Accrued interest payable on deposits             564                 461
      Official checks outstanding                    2,382               1,821
      All other                                      1,072                 763
      ------------------------------------- --------------- -------------------
                                                    $8,808              $6,420
      ------------------------------------- --------------- -------------------

Mortgage escrow funds payable represent advance payments made by borrowers for taxes and insurance that are remitted by the Company to third parties. The increase reflects the timing of payments to taxing authorities as well as the growth in the loan portfolio. The level of official checks outstanding varies and fluctuates based on banking activity.

Stockholders' Equity and Regulatory Capital

Stockholders' equity increased almost entirely as a result of net earnings of $390,000 and the issuance of 53,750 shares of common stock, which resulted, net of issuance costs, in a $185,000 aggregate increase in stockholders' equity. The shares were issued as follows: 3,750 shares of Class A common stock upon the exercise of Class A warrants; and 50,000 shares of Class B common stock as a result of a stock bonus awarded to the Holding Company's Chairman. See note 2 to the condensed consolidated financial statements included in this report for a further discussion of the stock bonus award.

Intervest Bank and Intervest National Bank are both well-capitalized institutions as defined by FDIC regulations. See note 6 to the condensed consolidated financial statements in this report for their respective capital ratios.

Liquidity and Capital Resources

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment funding commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Banks' offices; satisfactions and repayments of loans; the maturities and calls of securities; and cash provided by operating activities. From time-to-time, the Company may also borrow funds through the Fed funds market or sale of debentures. For information about the cash flows from the Company's operating, investing and financing activities, see the condensed consolidated statements of cash flows in this report.

At March 31, 2000, the Company's total commitment to lend aggregated approximately $26,000,000. Based on its cash flow projections, the Company believes that it can fund all of its outstanding commitments from the aforementioned sources of funds.

Interest Rate Risk

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The principal objective of the Company's asset/liability management strategy is to minimize its exposure to changes in interest rates. The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. At March 31, 2000, the Company's one-year negative interest-rate sensitivity gap was $72,706,000, or 19.8% of total assets, compared to $80,693,000, or 23.7%, at
December 31, 1999.

In computing the gap, the Company treats its interest checking, money market and savings deposit accounts as immediately repricing. For a further discussion of interest rate risk and gap analysis, including all of the assumptions used in developing the Company's one-year gap position, see the Company's 1999 Annual Report on Form 10-KSB, pages 28 and 29.

Comparison of Results of Operations for the Quarters Ended March 31, 2000
and 1999

Overview

Net earnings for the first quarter of 2000 were $390,000, compared to $494,000 for the first quarter of 1999. Diluted earnings per share amounted to $0.10, compared to $0.12 the first quarter of 1999. The decline in earnings was primarily due to a $350,000 increase in noninterest expenses and a $252,000 decline in noninterest income. These items were partially offset by an increase in net interest income of $155,000 and a $258,000 decline in the provision for income taxes. Results for the first quarter of 1999 included a one-time net charge of $128,000 related to the required adoption of the AICPA's Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities."

Net Interest and Dividend Income

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates. The table that follows sets forth information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. The yields and rates shown are based on a computation of annualized income/expense for each period divided by average interest-earning assets/interest-bearing liabilities during each period. Certain yields and rates shown are adjusted for related fee income or expense. Average balances are derived mainly from daily balances. Net interest margin is computed by dividing annualized net interest and dividend income by the average of total interest-earning assets during each period.

                                                                             For the Quarter Ended
                                                  ------------------------------------ --- ------------------------------------
                                                            March 31, 2000                           March 31, 1999
                                                  ------------------------------------ --- ------------------------------------
                                                     Average      Interest    Yield/         Average      Interest    Yield/
($ in thousands)                                     Balance     Inc./Exp.     Rate          Balance     Inc./Exp.     Rate
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Assets
Interest-earning assets:
   Loans                                               $230,710      $5,646    9.84%           $164,754      $4,481   11.03%
   Securities                                           104,361       1,520    5.86             109,831       1,518    5.61
   Other interest-earning assets                          6,426          90    5.63              11,884         130    4.44
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Total interest-earning assets                           341,497      $7,256    8.55%            286,469      $6,129    8.68%
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Noninterest-earning assets                               14,429                                  12,544
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Total assets                                           $355,926                                $299,013
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Checking deposits                                    $ 7,288      $   55    3.04%           $  7,321      $   56    3.10%
   Savings deposits                                      17,357         215    4.98              26,942         279    4.20
   Money-market deposits                                 51,839         662    5.14              35,953         386    4.35
   Certificates of deposit                              130,444       1,912    5.90              94,349       1,294    5.56
                                                  -------------- ----------- --------- --- ------------- ----------- ----------
   Total deposit accounts                               206,928       2,844    5.53             164,565       2,015    4.97
   Federal funds purchased                               10,101         146    5.81                   -           -       -
   Debentures and accrued interest payable               91,033       2,422   10.70              93,929       2,425   10.47
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Total interest-bearing liabilities                      308,062      $5,412    7.07%            258,494      $4,440    6.97%
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Noninterest-bearing deposits                              7,467                                   3,737
Noninterest-bearing liabilities                           6,531                                   5,516
Stockholders' equity                                     33,866                                  31,266
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Total liabilities and stockholders' equity             $355,926                                $299,013
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Net interest and dividend income/spread                              $1,844    1.48%                         $1,689   1.71%
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Net interest-earning assets/margin                      $33,435                2.17%           $ 27,975               2.39%
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                  1.11x                                   1.11x
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Other Ratios:
  Return on average assets (1)                            0.44%                                   0.66%
  Return on average equity  (1)                           4.61%                                   6.32%
  Noninterest expense to average assets (1)               1.41%                                   1.21%
  Average stockholders' equity to average assets          9.51%                                  10.46%
--------------------------------------------------- ------------ ----------- --------- --- ------------- ----------- ----------

(1) Annualized

Net interest and dividend income increased to $1,844,000 in the first quarter of 2000, from $1,689,000 in the 1999 first quarter. The increase was attributable to a $5,460,000 increase in net interest-earning assets. The Company's net interest margin declined to 2.17%, from 2.39% in the first quarter of 1999, due to an increase in cost of funds and a decline in the yield on earning assets.

The Company's cost of funds increased 10 basis points to 7.07% due to the rising interest rate environment, which resulted in higher rates being paid by the Banks on all deposit accounts, as well as an increase in certificate of deposit accounts. Such accounts pay a higher rate than savings and money-market accounts.

The Company's yield on earning assets declined 13 basis points to 8.55% due to a lower yield earned on the loan portfolio. Despite the rising rate environment, the yield on the loan portfolio declined due to the very competitive lending conditions, which has resulted in originations of new loans with interest rates that are lower than the existing portfolio, as well as prepayments of higher-yielding loans. This decline was offset partially by higher yields earned on investment securities and other short-term investments.

Provision for Loan Loss Reserves

The provision is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors, including the level of outstanding loans. The provision amounted to $155,000 in the first quarter, compared to $112,000 in the first quarter of 1999.

Noninterest Income

Noninterest income declined to $162,000 in the first quarter of 2000, from $414,000 in the first quarter of 1999, primarily due to lower fee income from the prepayment of loans. Noninterest income includes fees from customer service charges and income from mortgage lending activities, which are comprised of loan prepayment fees, fees earned on expired loan commitments, and loan service, inspection and maintenance charges.

Noninterest Expenses

Noninterest expenses increased to $1,251,000 in the first quarter of 2000, from $901,000 in the comparable quarter of 1999. The increase was due to approximately $210,000 of nonrecurring expenses associated with the acquisition of Intervest Corporation of New York and increased operating expenses resulting from the opening of Intervest National Bank on April 1, 1999. The new bank required the addition of employees and increased occupancy and equipment expenses. The nonrecurring expenses related to attorney fees, consulting fees, printing costs, and stock compensation expense resulting from the grant of 50,000 shares of Class B common stock to the Chairman of the Holding Company for his services with respect to the development, structuring and other activities associated with the merger. Compensation expense of $159,000 was recorded in connection with the stock award.

Provision for Income Taxes

The provision for income taxes amounted to $210,000 in the first quarter of 2000, compared to $468,000 in the same period of 1999, primarily due to lower pre-tax earnings. The Company's effective tax rate (inclusive of state and local taxes) amounted to 35% in the 2000 period, compared to 43% in the 1999 period. The decline in the effective tax rate reflects lower New York State and City taxes generated from Intervest Corporation of New York and the Holding Company's operations.

Cumulative Effect of Change in Accounting Principle

The change in accounting principle represents the required adoption of the AICPA's Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which applies to all companies except as provided for therein. The SOP requires that all start-up costs (except for those that are capitalizable under other generally accepted accounting principles) be expensed as incurred for financial statement purposes effective January 1, 1999. Previously, a portion of start-up costs were generally capitalized and amortized over a period of time. The adoption of this statement resulted in the immediate expensing on

January 1, 1999 of $193,000 in start-up costs incurred through December 31, 1998 in connection with organizing Intervest National Bank. A deferred tax benefit of $65,000 was recorded in conjunction with this charge.

Year 2000 Issue

The Year 2000 issue is the result of computer programs that were written using two digits rather than four digits to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000, which could result in system failures or miscalculations. Prior to January 1, 2000, the Company had completed all upgrades necessary to ensure that its operating and financial systems were Year 2000 compliant. To date, the Company has not experienced any problems as a result of the Year 2000 issue, nor does management expect it will. Expenses incurred by the Company related to the Year 2000 issue have not been material.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield versus cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds
(a)      Not Applicable
(b)      Not Applicable
(c)      Not Applicable
(d)      Not Applicable

ITEM 3.  Defaults Upon Senior Securities

         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)      A Special Meeting of Stockholders was held on March 10, 2000.
(b)      Not applicable
(c) Pursuant to the Company's charter and bylaws, except for the election of directors, Class A and Class B common stockholders vote together as a single class. The table that follows summarizes the voting results on each proposal that was submitted to the Company's common stockholders:


                                          Proposal                                       For       Against    Abstained
         --------------------------------------------------------------------------- ------------ ---------- ------------
         1)       Merger of ICNY Acquisition Corporation into
                  Intervest Corporation of New York                                      1,940,174     25,944        5,500

         2)       Increase in the number of authorized shares of Class A Common          1,911,074     52,144        8,400

         3)       Grant of a stock bonus of 50,000 shares of Class B
                  Common Stock to the Chairman of the Board of Directors                 1,815,176    134,444       21,998

(d)      Not Applicable

ITEM 5.  Other Information

         Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index (numbered in accordance with Item 601 of Regulation S-B) 3 - Restated Certificate of Incorporation
         27 -  Financial Data Schedule  (For SEC Purposes only)
(b) A Report on Form 8-K was filed on March 22, 2000, which reported the Company's completion of its acquisition of Intervest Corporation of New York.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

Date:  May 11, 2000                         By:    /s/ Lowell S. Dansker
                                            ----------------------------
                                            Lowell S. Dansker,
                                            President and Treasurer
                                           (Chief Financial Officer)

Date:  May 11, 2000                         By:    /s/ Lawrence G. Bergman
                                            ------------------------------
                                            Lawrence G. Bergman, Vice President
                                            and Secretary