Form 10-Q
period 2000-06-30
INTERVEST BANCSHARES CORP
filed 2000-08-11
CIK 927807

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2000

                          Commission File No. 000-23377

                        INTERVEST BANCSHARES CORPORATION

             (Exact name of registrant as specified in its charter)


      Delaware                                           13-3699013
-----------------------------------       --------------------------------------
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

YES  XX   NO
     ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  Title of Each Class:                                Shares Outstanding:

  Class A Common Stock, $1.00 par value per share     3,535,629 Outstanding at July 31, 2000
  -----------------------------------------------    ---------------------------------------

  Class B Common Stock, $1.00 par value per share     355,000 Outstanding at July 31, 2000
  -----------------------------------------------     ------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                  June 30, 2000

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

  Item 1.      Financial Statements

      Condensed Consolidated Balance Sheets
         as of June 30, 2000 (Unaudited) and December 31, 1999 ............    2

      Condensed Consolidated Statements of Earnings (Unaudited)
         for the Quarters and Six-Months Ended June 30, 2000 and 1999......    3

      Condensed Consolidated Statements of Changes in Stockholders' Equity
         (Unaudited)for the Six-Months Ended June 30, 2000 and 1999 .......    4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Six-Months Ended June 30, 2000 and 1999...................    5

      Notes to Condensed Consolidated Financial Statements (Unaudited).....    6

      Review by Independent Certified Public Accountants ..................   14

      Report on Review by Independent Certified Public Accountants.........   15

  Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................   16

  Item 3.      Quantitative and Qualitative Disclosures about Market Risk..   25

 PART II. OTHER INFORMATION

  Item 1.      Legal Proceedings...........................................   25

  Item 2.      Changes in Securities and Use of Proceeds...................   25

  Item 3.      Defaults Upon Senior Securities.............................   25

  Item 4.      Submission of Matters to a Vote of Security Holders.........   25

  Item 5.      Other Information...........................................   26

  Item 6.      Exhibits and Reports on Form 8-K ...........................   26


Signatures.................................................................   26

Private Securities Litigation Reform Act Safe Harbor Statement

The Company is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions, the development of an interest rate environment that may adversely affect the Company's interest rate spread, other income or cash flow anticipated from the Company's operations, investment and lending activities; and changes in laws and regulations affecting banks and bank holding companies.


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                Intervest Bancshares Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                            (Unaudited)
                                                                                              June 30,         December 31,
      ($ in thousands, except par value)                                                        2000              1999
      --------------------------------------------------------------------------------- ---------------- ------------------
      ASSETS

      Cash and due from banks                                                                   $ 3,557            $ 4,663
      Federal funds sold                                                                         16,162              3,900
      Short-term investments                                                                      2,856             23,532
                                                                                        ---------------- ------------------
          Total cash and cash equivalents                                                        22,575             32,095
      Securities held to maturity, net
         (estimated fair value of $83,337 and $79,882, respectively)                             86,404             83,132
      Federal Reserve Bank stock, at cost                                                           596                508
      Loans receivable  (net of allowance for loan loss reserves of
         $2,738 and $2,493, respectively)                                                       249,138            210,444
      Accrued interest receivable                                                                 2,698              1,995
      Premises and equipment, net                                                                 5,764              5,863
      Deferred income tax asset                                                                     972                936
      Deferred debenture offering costs                                                           2,921              3,721
      Other assets                                                                                1,940              1,787
      --------------------------------------------------------------------------------- ---------------- ------------------
      Total assets                                                                             $373,008           $340,481
      --------------------------------------------------------------------------------- ---------------- ------------------

      LIABILITIES
      Deposits:
         Noninterest-bearing demand deposit accounts                                            $ 5,406            $ 4,337
         Interest-bearing deposit accounts:
            Checking (NOW) accounts                                                               8,181              6,636
            Savings accounts                                                                     17,322             18,722
            Money-market accounts                                                                52,273             48,591
            Certificate of deposit accounts                                                     175,183            122,794
                                                                                        ---------------- ------------------
         Total deposits                                                                         258,365            201,080
      Federal funds purchased                                                                         -              6,955
      Subordinated debentures payable (note 5)                                                   60,330             84,330
      Accrued interest payable on debentures (note 5)                                             6,237              8,092
      Mortgage escrow funds payable                                                               5,185              3,375
      Official checks outstanding                                                                 6,784              1,821
      Other liabilities                                                                           1,485              1,224
      --------------------------------------------------------------------------------- ---------------- ------------------
      Total liabilities                                                                         338,386            306,877
      --------------------------------------------------------------------------------- ---------------- ------------------

      STOCKHOLDERS' EQUITY

      Preferred stock (300,000 shares authorized, none issued)                                        -                  -
      Class A common stock ($1.00 par value, 9,500,000 shares authorized,
        3,535,629 and 3,531,879 shares issued and outstanding, respectively)                      3,536              3,532
      Class B common stock ($1.00 par value, 700,000 shares authorized,
        355,000 and 305,000 shares issued and outstanding respectively)                             355                305
      Additional paid-in-capital                                                                 18,913             18,770
      Retained earnings                                                                          11,818             10,997
      --------------------------------------------------------------------------------- ---------------- ------------------
      Total stockholders' equity                                                                 34,622             33,604
      --------------------------------------------------------------------------------- ---------------- ------------------
      Total liabilities and stockholders' equity                                               $373,008           $340,481
      --------------------------------------------------------------------------------- ---------------- ------------------
         See accompanying notes to condensed consolidated financial statements.



                Intervest Bancshares Corporation and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                                     Quarter Ended            Six-Months Ended
                                                                                        June 30,                  June 30,
                                                                                ----------- ------------- ------------ ------------
($ in thousands, except per share data)                                             2000         1999         2000          1999
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                                    $6,030        $4,516      $11,676      $ 8,997
Securities                                                                           1,431         1,494        2,951        3,012
Other interest-earning assets                                                          197           141          287          271
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
Total interest and dividend income                                                   7,658         6,151       14,914       12,280
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
INTEREST EXPENSE
Deposits                                                                             3,469         1,969        6,313        3,984
Federal funds purchased                                                                  -             6          146            6
Subordinated debentures                                                              2,083         2,417        4,505        4,842
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
Total interest expense                                                               5,552         4,392       10,964        8,832
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
Net interest and dividend income                                                     2,106         1,759        3,950        3,448
Provision for loan loss reserves                                                        90           223          245          335
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
Net interest and dividend income after provision for loan loss                       2,016         1,536        3,705        3,113
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
NONINTEREST INCOME
Customer service fees                                                                   31            34           66           66
Income from mortgage lending activities                                                146           109          273          490
All other                                                                                1             -            1            1
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
Total noninterest income                                                               178           143          340          557
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
NONINTEREST EXPENSES
Salaries and employee benefits                                                         508           505        1,184          984
Occupancy and equipment, net                                                           278           260          549          411
Advertising and promotion                                                               12            43           25           80
Professional fees and services                                                         116            57          220          113
Stationery, printing and supplies                                                       35            50           73           92
All other                                                                              181           177          330          313
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
Total noninterest expenses                                                           1,130         1,092        2,381        1,993
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
Earnings before taxes, extraordinary item
          and change in accounting principle                                         1,064           587        1,664        1,677
Provision for income taxes                                                             427           248          637          716
                                                                                ----------- ------------- ------------ ------------
Earnings before extraordinary item
          and change in accounting principle                                           637           339        1,027          961
Extraordinary item, net of tax (note 5)                                               (206)            -         (206)           -
Cumulative effect of change in accounting principle, net of tax (note 6)                 -             -            -         (128)
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
Net earnings                                                                         $ 431          $339        $ 821         $833
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
Basic earnings per share:
   Earnings before extraordinary item and change in accounting principle            $ 0.16         $0.09       $ 0.26        $0.25
   Extraordinary item                                                                (0.05)            -        (0.05)           -
   Cumulative effect of change in accounting principle                                   -             -            -        (0.03)
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
   Net earnings per share                                                           $ 0.11         $0.09       $0. 21        $0.22
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
Diluted earnings per share:
   Earnings before extraordinary item and change in accounting principle            $ 0.16         $0.08       $ 0.26        $0.23
   Extraordinary item                                                                (0.05)            -        (0.05)           -
   Cumulative effect of change in accounting principle                                   -             -            -        (0.03)
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
   Net earnings per share                                                           $ 0.11         $0.08       $ 0.21        $0.20
------------------------------------------------------------------------------- ----------- ------------- ------------ ------------
See accompanying notes to condensed consolidated financial statements.




                Intervest Bancshares Corporation and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                 Six-Months Ended
                                                                                                     June 30,
                                                                                          -----------------------------
($ in thousands)                                                                                2000             1999
----------------------------------------------------------------------------------------- -------------- --------------

CLASS A COMMON STOCK
Balance at beginning of period                                                                  $ 3,532        $ 3,434
Issuance of 510 shares in exchange for common stock of minority
   stockholders of Intervest Bank                                                                     -              1
Issuance of 6,455 shares upon the conversion of debentures                                            -              6
Issuance of 3,750 and 1,800 shares, respectively, upon exercise of warrants                           4              2
----------------------------------------------------------------------------------------- -------------- --------------
Balance at end of period                                                                          3,536          3,443
----------------------------------------------------------------------------------------- -------------- --------------

CLASS B COMMON STOCK
Balance at beginning of period                                                                      305            300
Issuance of 5,000 shares upon the exercise of warrants                                                -              5
Issuance of 50,000 shares of restricted stock compensation (note 2)                                  50              -
----------------------------------------------------------------------------------------- -------------- --------------
Balance at end of period                                                                            355            305
----------------------------------------------------------------------------------------- -------------- --------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                                   18,770         18,148
Issuance of 510 shares in exchange for common stock of minority
   stockholders of Intervest Bank                                                                     -              6
Issuance of 6,455 shares upon the conversion of debentures, net of
   issuance costs                                                                                     -             46
Compensation related to issuance of Class B common stock warrants                                    12             13
Issuance of 5,000 shares upon exercise of Class B stock warrants                                      -             28
Issuance of 50,000 shares of restricted Class B stock (note 2)                                      109              -
Issuance of 3,750 and 1,800 shares, respectively, upon
   exercise of Class A stock warrants                                                                22             11
----------------------------------------------------------------------------------------- -------------- --------------
Balance at end of period                                                                         18,913         18,252
----------------------------------------------------------------------------------------- -------------- --------------

RETAINED EARNINGS
Balance at beginning of period                                                                   10,997          9,229
Comprehensive income - net earnings for the period                                                  821            833
----------------------------------------------------------------------------------------- -------------- --------------
Balance at end of period                                                                         11,818         10,062
----------------------------------------------------------------------------------------- -------------- --------------

----------------------------------------------------------------------------------------- -------------- --------------
Total stockholders' equity at end of period                                                     $34,622        $32,062
----------------------------------------------------------------------------------------- -------------- --------------
     See accompanying notes to condensed consolidated financial statements.


                Intervest Bancshares Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Six-Months Ended
                                                                                                 June 30,
                                                                                     ---------------- -----------------
   ($ in thousands)                                                                             2000          1999
   --------------------------------------------------------------------------------- ---------------- -----------------
   OPERATING ACTIVITIES
   Net earnings                                                                                $ 821             $ 833
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                               225               189
     Provision for loan loss reserves                                                            245               335
     Deferred income tax benefit                                                                 (36)              (99)
     Amortization of deferred debenture offering costs                                           800               476
     Compensation expense from awards of common stock and warrants                               171                13
     Amortization of premiums, fees and discounts, net                                          (821)             (648)
     (Decrease) increase in accrued interest payable on debentures                            (1,855)              816
     Increase (decrease) in official checks outstanding                                        4,963              (464)
     Change in all other assets and liabilities, net                                              14              (230)
   --------------------------------------------------------------------------------- ---------------- -----------------
   Net cash provided by operating activities                                                   4,527             1,221
   --------------------------------------------------------------------------------- ---------------- -----------------
   INVESTING ACTIVITIES
   Decrease in interest-earning time deposits with banks                                           -                99
   Maturities and calls of securities held to maturity                                        12,511            24,056
   Purchases of securities held to maturity                                                  (15,507)          (25,427)
   Originations of loans receivable, net of principal repayments                             (39,003)           (9,231)
   Purchases of Federal Reserve Bank stock, net                                                  (88)             (286)
   Purchases of premises and equipment, net                                                     (126)             (891)
   --------------------------------------------------------------------------------- ---------------- -----------------
   Net cash used by investing activities                                                     (42,213)          (11,680)
   --------------------------------------------------------------------------------- ---------------- -----------------
   FINANCING ACTIVITIES
   Net increase in demand, savings, NOW and money-market deposits                              4,896             5,718
   Net increase (decrease) in certificates of deposit accounts                                52,389            (6,652)
   Net increase in mortgage escrow funds payable                                               1,810             1,314
   (Repayments of) proceeds from federal funds purchased, net                                 (6,955)            1,325
   Repayments of debentures                                                                  (24,000)           (6,000)
   Proceeds from issuance of debentures, net of offering costs                                     -               488
   Proceeds from issuance of common stock                                                         26                39
   --------------------------------------------------------------------------------- ---------------- -----------------
   Net cash provided (used) by financing activities                                           28,166            (3,768)
   --------------------------------------------------------------------------------- ---------------- -----------------
   Net decrease in cash and cash equivalents                                                  (9,520)          (14,227)
   Cash and cash equivalents at beginning of period                                           32,095            40,977
   --------------------------------------------------------------------------------- ---------------- -----------------
   Cash and cash equivalents at end of period                                               $ 22,575          $ 26,750
   --------------------------------------------------------------------------------- ---------------- -----------------
   SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
      Interest                                                                              $ 12,252           $ 7,585
      Income taxes                                                                               704             1,145
   Noncash financing activities:
      Issuance of common stock to minority stockholders of Intervest Bank                          -                60
      Conversion of convertible debentures into common stock                                       -                 7
   --------------------------------------------------------------------------------- ---------------- -----------------
         See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

-------------------------------------------------------------------------------
Note 1 - General

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

The condensed consolidated financial statements include the accounts of Intervest Bancshares Corporation (a bank holding company referred to by itself as the "Holding Company") and its wholly owned subsidiaries, Intervest National Bank, Intervest Bank and Intervest Corporation of New York. The banks are referred to together as the "Banks." The Holding Company and its subsidiaries are referred to as the "Company" on a consolidated basis. The Holding Company's primary business activity is the ownership of the aforementioned subsidiaries.

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

Note 2 - Acquisition of Intervest Corporation of New York

On March 10, 2000, Intervest Bancshares Corporation completed the acquisition of Intervest Corporation of New York. The two entities are related in that the same persons serve on their boards and the former holders of all of the shares of Intervest Corporation of New York also owned approximately 48% of the voting shares of Intervest Bancshares Corporation prior to the merger. Both Boards of Directors, the shareholders of both the Holding Company and Intervest
Corporation of New York, and the Federal Reserve Bank of Atlanta approved the merger. In the merger, Intervest Corporation of New York shareholders received an aggregate of 1,250,000 shares of the Holding Company's Class A common stock in exchange for all of Intervest Corporation of New York's capital stock.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------
Note 2 - Acquisition of Intervest Corporation of New York, Continued

In connection with the merger, the Holding Company incurred approximately $210,000 in expenses related to attorney and consulting fees, printing and stock compensation expense. The Board of Directors and the Holding Company's shareholders approved a grant of 50,000 shares of Class B common stock to the Chairman of the Holding Company for his services with respect to the development, structuring and other activities associated with the merger. This resulted in $159,000 of compensation expense being recorded, which is included in the consolidated statements of earnings for the six-months ended June 30, 2000.

Certain pro forma consolidated balance sheet information follows as of December 31, 1999:

                                                                 Originally      Historical       Pro Forma
($ in thousands)                                                  Reported          ICNY         Adjustments       Adjusted
--------------------------------------------------------------- -------------- --------------- ----------------- --------------
Cash and cash equivalents                                            $  7,429         $30,754   $ (6,088)   (1)       $ 32,095
Securities held to maturity                                            83,132               -                 -         83,132
Federal Reserve Bank stock                                                508               -                 -            508
Loans receivable, net of unearned fees and loan loss reserves         147,154          63,290                 -        210,444
Accrued interest receivable                                             1,349             646                 -          1,995
Premises and equipment, net                                             5,767              96                 -          5,863
Deferred income tax asset                                                 912              24                 -            936
Deferred debenture offering costs                                         479           3,242                 -          3,721
All other assets                                                        1,099             688                 -          1,787
--------------------------------------------------------------- -------------- --------------- ----------------- --------------
Total assets                                                         $247,829         $98,740     $      (6,088)      $340,481
--------------------------------------------------------------- -------------- --------------- ----------------- --------------

Deposit liabilities                                                  $207,168           $   -     $ (6,088) (1)       $201,080
Federal funds purchased                                                 6,955               -                 -          6,955
Debentures payable                                                      6,930          77,400                 -         84,330
Accrued interest on debentures payable                                    892           7,200                 -          8,092
Mortgage escrow funds payable                                           1,521           1,854                 -          3,375
Official checks outstanding                                             1,821               -                 -          1,821
All other liabilities                                                   1,078             146                 -          1,224
--------------------------------------------------------------- -------------- --------------- ----------------- --------------
Total liabilities                                                     226,365          86,600            (6,088)       306,877
--------------------------------------------------------------- -------------- --------------- ----------------- --------------

Common stock and paid-in capital                                       16,998           5,609                 -         22,607
Retained earnings                                                       4,466           6,531                 -         10,997
--------------------------------------------------------------- -------------- --------------- ----------------- --------------
Total stockholders' equity                                             21,464          12,140                 -         33,604
--------------------------------------------------------------- -------------- --------------- ----------------- --------------
Total liabilities and stockholders' equity                           $247,829         $98,740     $      (6,088)      $340,481
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

A pro forma summary of the Company's consolidated statement of earnings for the quarter ended June 30, 1999 follows:

                                                                          Originally   Historical    Pro Forma
($ in thousands)                                                           Reported       ICNY      Adjustments     Adjusted
------------------------------------------------------------------------ ------------- ----------- -------------- -------------
Interest and dividend income                                                   $3,389      $2,766    $  (4)  (a)       $6,151
Interest expense                                                                2,137       2,259       (4)  (a)        4,392
                                                                         ------------- ----------- -------------- -------------
Net interest and dividend income                                                1,252         507             -         1,759
Provision for loan loss reserves                                                  223           -             -           223
                                                                         ------------- ----------- -------------- -------------
Net interest and dividend income after provision for loan loss reserves         1,029         507             -         1,536

Noninterest income                                                                100          43             -           143
Noninterest expenses                                                              823         269             -         1,092
                                                                         ------------- ----------- -------------- -------------
Earnings before taxes                                                             306         281             -           587
Provision for income taxes                                                        120         128             -           248
------------------------------------------------------------------------ ------------- ----------- -------------- -------------
Net earnings                                                                   $  186       $ 153    $        -        $  339
------------------------------------------------------------------------ ------------- ----------- -------------- -------------

Basic earnings per share                                                       $ 0.07           -                      $ 0.09
Diluted earnings per share                                                     $ 0.07           -                      $ 0.08

Average number of common shares outstanding - Basic                         2,494,567           -     1,250,000     3,744,567
Average number of common shares outstanding - Diluted                       2,841,433           -     1,250,000     4,091,433
------------------------------------------------------------------------ ------------- ----------- ------------- --------------


A pro forma summary of the Company's consolidated statement of earnings for the six-months ended June 30, 1999 follows:

                                                                          Originally   Historical    Pro Forma
($ in thousands)                                                           Reported       ICNY      Adjustments     Adjusted
------------------------------------------------------------------------ ------------- ----------- -------------- --------------
Interest and dividend income                                                   $6,865      $5,420    $ (5)  (a)         $12,280
Interest expense                                                                4,308       4,529      (5)  (a)           8,832
                                                                         ------------- ----------- -------------- --------------
Net interest and dividend income                                                2,557         891            -            3,448
Provision for loan loss reserves                                                  335           -            -              335
                                                                         ------------- ----------- -------------- --------------
Net  interest  and  dividend  income  after  provision  for  loan  loss         2,222         891            -            3,113
reserves

Noninterest income                                                                223         334            -              557
Noninterest expenses                                                            1,470         523            -            1,993
                                                                         ------------- ----------- -------------- --------------
Earnings before taxes and change in accounting principle                          975         702            -            1,677
Provision for income taxes                                                        395         321            -              716
Cumulative effect of change in accounting principle                              (128)          -            -             (128)
------------------------------------------------------------------------ ------------- ----------- -------------- --------------
Net earnings                                                                    $ 452       $ 381     $      -            $ 833
------------------------------------------------------------------------ ------------- ----------- -------------- --------------

Basic earnings per share                                                        $0.18           -                         $0.22
Diluted earnings per share                                                      $0.16           -                         $0.20

Average number of common shares outstanding - Basic                         2,492,212           -     1,250,000       3,742,212
Average number of common shares outstanding - Diluted                       2,823,056           -     1,250,000       4,073,056
------------------------------------------------------------------------ ------------- ----------- ------------- ---------------
(a)      Represents the elimination of certain intercompany interest expense.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------
Note 2 - Acquisition of Intervest Corporation of New York, Continued

A summary of the Company's consolidated statements of earnings for the quarter and six-months ended June 30, 2000 follows:

                                                                          For the Quarter Ended      For the Six-Months Ended
                                                                              June 30, 2000               June 30, 2000
                                                                        ---------------------------  ------------- -------------
                                                                         Excluding         As        Excluding         As
($ in thousands)                                                            ICNY        Reported        ICNY        Reported
----------------------------------------------------------------------- ------------- ------------- ------------- -------------
Interest and dividend income                                                  $5,476        $7,658       $10,314       $14,914
Interest expense                                                               3,615         5,552         6,721        10,964
                                                                        ------------- ------------- ------------- -------------
Net interest and dividend income                                               1,861         2,106         3,593         3,950
Provision for loan loss reserves                                                  90            90           245           245
                                                                        ------------- ------------- ------------- -------------
Net interest and dividend income
     after provision for loan loss reserves                                    1,771         2,016         3,348         3,705
Noninterest income                                                               119           178           255           340
Noninterest expenses                                                             930         1,130         1,975         2,381
                                                                        ------------- ------------- ------------- -------------
Earnings before taxes and extraordinary item                                     960         1,064         1,628         1,664
Provision for income taxes                                                       379           427           622           637
Extraordinary item                                                                 -          (206)            -          (206)
----------------------------------------------------------------------- ------------- ------------- ------------- -------------
Net earnings                                                                   $ 581        $  431       $ 1,006       $   821
----------------------------------------------------------------------- ------------- ------------- ------------- -------------
The amounts  reported in the table above are after  elimination of  intercompany revenue and expense.

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

Activity in the allowance for loan loss reserves is summarized as follows:

                                                                   For the Quarter Ended           For the Six-Months Ended
                                                                         June 30,                          June 30,
                                                                ----------------------------     ---------------------------
($ in thousands)                                                         2000          1999              2000           1999
--------------------------------------------------------------- -------------- -------------     ------------- -------------
Balance at beginning of period                                         $2,648        $1,774            $2,493         $1,662
Provision charged to operations                                            90           223               245            335
--------------------------------------------------------------- -------------- -------------     ------------- -------------
Balance at end of period                                               $2,738        $1,997            $2,738         $1,997
--------------------------------------------------------------- -------------- -------------     ------------- -------------

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

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Earnings Per Share (EPS), Continued

Diluted EPS considers the potential dilution that could occur if the Company's outstanding stock warrants and convertible debentures were converted into common stock that then shared in the Company's adjusted earnings (as adjusted for interest expense, net of taxes, that would no longer occur if the debentures were converted into common stock).

EPS computations for the 1999 periods have been adjusted to include the results of operations of Intervest Corporation of New York as well as the 1,250,000 Class A common shares issued in the merger.

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the tables that follows:

                                                                            For the Quarter Ended      For the Six-Months Ended
                                                                                  June 30,                     June 30,
                                                                          ------------- ------------ --------------- -------------
BASIC EARNINGS PER SHARE                                                      2000         1999           2000           1999
------------------------------------------------------------------------- ------------- ------------ --------------- -------------
Net earnings:
  Earnings before extraordinary item and change in accounting principle     $  637,000     $339,000      $1,027,000      $961,000
  Extraordinary item (1)                                                      (206,000)           -        (206,000)            -
  Cumulative effect of change in accounting principle (2)                            -            -               -      (128,000)
------------------------------------------------------------------------- ------------- ------------ --------------- -------------
 Net earnings                                                               $  431,000     $339,000       $ 821,000      $833,000
------------------------------------------------------------------------- ------------- ------------ --------------- -------------
Average number of common shares outstanding                                  3,890,629    3,744,567       3,871,007     3,742,212
Per share amounts:
  Earnings before extraordinary item and change in accounting principle          $0.16        $0.09           $0.26         $0.25
  Extraordinary item (1)                                                         (0.05)           -           (0.05)            -
  Cumulative effect of change in accounting principle (2)                            -            -               -         (0.03)
------------------------------------------------------------------------- ------------- ------------ --------------- -------------
  Basic net earnings per share                                                   $0.11        $0.09           $0.21         $0.22
------------------------------------------------------------------------- ------------- ------------ --------------- -------------

DILUTED EARNINGS PER SHARE

Average number of common shares outstanding for dilution:

  Common shares outstanding per above                                        3,890,629    3,744,567       3,871,007     3,742,212
  Potential dilutive shares resulting from exercise of warrants (3)                  -      346,866               -       330,844
  Potential dilutive shares resulting from conversion of debentures (3)              -            -               -             -
                                                                          ------------- ------------ --------------- -------------
  Total average number of common shares outstanding                          3,890,629    4,091,433       3,871,007     4,073,056
                                                                          ------------- ------------ --------------- -------------
Per share amounts:
  Earnings before extraordinary item and change in accounting principle          $0.16        $0.08           $0.26         $0.23
  Extraordinary item (1)                                                         (0.05)           -           (0.05)            -
  Cumulative effect of change in accounting principle (2)                            -            -               -         (0.03)
------------------------------------------------------------------------- ------------- ------------ --------------- -------------
  Diluted net earnings per share                                                 $0.11        $0.08           $0.21         $0.20
------------------------------------------------------------------------- ------------- ------------ --------------- -------------

(1)  Represents a charge, net of taxes, from the early retirement of debentures.
(2) Represents a charge, net of taxes, from the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."
(3) A total of 2,659,000 of common stock warrants with exercise prices ranging from $6.67 to $15.00 were not included in the quarterly and six-months computation of diluted EPS for 2000 because they were not dilutive. A total of 1,134,000 common stock warrants with exercise prices ranging from $10.00 to $14.00 were not included in the quarterly and six-months computation of diluted EPS for 1999 because they were not dilutive Additionally, convertible debentures were excluded from all diluted EPS computations because they were not dilutive and as a result, adjusted net earnings for diluted EPS is the same as net earnings for basic EPS.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

Note 5 - Subordinated Debentures Payable and Extraordinary Item

Debentures outstanding are summarized as follows:

                                                                         At June 30,    At December 31,
($ in thousands)                                                             2000             1999
------------------------------------------------------------------------ ------------- -------------------
INTERVEST CORPORATION OF NEW YORK:
Series 06/29/92 - interest at 2% above prime - due April 1, 2000              $     -             $ 7,000
Series 09/13/93 - interest at 2% above prime - due October 1, 2001                  -               8,000
Series 01/28/94 - interest at 2% above prime - due April 1, 2002                    -               4,500
Series 10/28/94 - interest at 2% above prime - due April 1, 2003                    -               4,500
Series 05/12/95 - interest at 2% above prime - due April 1, 2004                9,000               9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004              9,000               9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005               10,000              10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005              5,500               5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005              8,000               8,000
Series 11/10/98 - interest at 8% fixed       - due January 1, 2001              1,400               1,400
Series 11/10/98 - interest at 81/2% fixed    - due January 1, 2003              1,400               1,400
Series 11/10/98 - interest at 9% fixed       - due January 1, 2005              2,600               2,600
Series 06/28/99 - interest at 8% fixed       - due July 1, 2002                 2,500               2,500
Series 06/28/99 - interest at 81/2% fixed    - due July 1, 2004                 2,000               2,000
Series 06/28/99 - interest at 9% fixed       - due July 1, 2006                 2,000               2,000
                                                                         ------------- -------------------
                                                                               53,400              77,400
INTERVEST BANCSHARES CORPORATION:
Series 05/14/98 - interest at 8% fixed       - due July 1, 2008                 6,930               6,930
------------------------------------------------------------------------ ------------- -------------------
                                                                              $60,330             $84,330
------------------------------------------------------------------------ ------------- -------------------

The "Prime" in the preceding table refers to the prime rate of Chase Manhattan Bank, which was 9.5% on June 30, 2000, 9.0% on March 31, 2000 and 8.50% at December 31, 1999.

In the first half of 2000, Intervest Corporation of New York's Series 6/29/92, 9/13/93, 1/28/94 and 10/28/94 debentures totaling $24,000,000 in principal were redeemed prior to maturity for the outstanding principal amount plus accrued interest aggregating $3,970,000. In connection with these early redemptions, $382,000 of unamortized deferred debenture offering costs was charged to expense in the second quarter of 2000 and reported as an extraordinary charge, net of a tax benefit of $176,000, in the condensed consolidated statements of earnings for the quarter and six-months ended June 30, 2000.

Intervest Corporation of New York's floating-rate Series 5/12/95, 10/19/95, 5/10/96, 10/15/96 and 4/30/97 debentures have a maximum interest rate of 12%. The payment of interest on an aggregate of $18,440,000 of these debentures, which interest is compounded, is deferred until maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series who has deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest.

Intervest   Corporation  of  New  York's  Series  11/10/98  and  Series  6/28/99
debentures accrue and compound interest quarterly. The holders of these debentures can require the Company to repurchase the debentures for face amount plus accrued interest each year beginning on July 1, 2001 and July 1, 2002, respectively, provided, however that in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity of debentures, on a non-cumulative basis.

All the debentures may be redeemed, in whole or in part, at any time at the option of the Intervest Corporation of New York, for face value, except for certain debentures issued in 1998, which would be at a premium of 1% if the redemption is prior to January 1, 2001 (for Series 11/10/98 due January 1, 2003 and 2005). All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

Note 5 - Subordinated Debentures Payable and Extraordinary Item, Continued

The Holding Company's Series 05/14/98 subordinated debentures are due July 1, 2008 and are convertible at the option of the holders at any time prior to April 1, 2008, unless previously redeemed by the Holding Company, into shares of Class A common stock of the Holding Company at the following conversion prices per share: $12.50 in 2000; $14.00 in 2001; $15.00 in 2002; $16.00 in 2003; $18.00 in
2004;  $21.00 in 2005; $24.00 in 2006; $27.00 in 2007 and $30.00 from January 1,
2008 through April 1, 2008. The Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. The Holding Company also has the option at any time to call all or any part of the convertible debentures for payment and redeem the same at any time prior to maturity thereof for face amount. Interest accrues and compounds each calendar quarter at 8%. All accrued interest is payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year commencing July 1, 2003, elect to be paid all accrued interest and to thereafter receive payments of interest quarterly.

Scheduled contractual maturities of all debentures as of June 30, 2000 are summarized as follows:

  ($ in thousands)                              Principal     Accrued Interest
  -------------------------------------------------------- -------------------
  For the six-months ended December 31, 2000      $     -              $     -
  For the year ended December 31, 2001              1,400                  184
  For the year ended December 31, 2002              2,500                  187
  For the year ended December 31, 2003              1,400                  197
  For the year ended December 31, 2004             20,000                2,914
  Thereafter                                       35,030                2,755
  -------------------------------------------------------- -------------------
                                                  $60,330               $6,237
  -------------------------------------------------------- -------------------

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

Note 7 - Regulatory Matters

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined by the regulations. Management believes, as of June 30, 2000, that the Company, Intervest Bank and Intervest National Bank met all capital adequacy requirements to which they are subject.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

Note 7 - Regulatory Matters, Continued

As of June 30 2000, the most recent notification from the regulators categorized the Banks as well-capitalized institutions under regulatory framework for prompt corrective action. Management believes that there are no current conditions or events outstanding that would change the designations from well capitalized.

The tables below present information regarding the Company's (consolidated) and the Banks' capital adequacy.

                                                                   Actual            Minimum         To Be Considered
                                                                   Ratios           Requirement      Well Capitalized
         Consolidated
         Total capital to risk-weighted assets                     12.90%             8.00%                      NA
         Tier 1 capital to risk-weighted assets                    11.93%             4.00%                      NA
         Tier 1 capital to total average assets - leverage ratio    9.17%             4.00%                      NA

         Intervest Bank

         Total capital to risk-weighted assets                     10.97%             8.00%                     10.00%
         Tier 1 capital to risk-weighted assets                     9.72%             4.00%                      6.00%
         Tier 1 capital to total average assets - leverage ratio    6.53%             4.00%                      5.00%

         Intervest National Bank

         Total capital to risk-weighted assets                     15.95%             8.00%                     10.00%
         Tier 1 capital to risk-weighted assets                    15.03%             4.00%                      6.00%
         Tier 1 capital to total average assets - leverage ratio   13.69%             4.00%                      5.00%

On June 15, 2000, Intervest National Bank and its primary regulator, the Office of the Comptroller of the Currency of the United States of America entered into a Memorandum of Understanding ("MOU"). The MOU, is a formal written agreement whereby, among other things, Intervest National Bank shall review, revise, develop and implement various policies and procedures with respect to its lending and credit underwriting. Management has implemented various actions towards bringing Intervest National Bank to full compliance with the MOU.

                Intervest Bancshares Corporation and Subsidiaries

               Review by Independent Certified Public Accountants

Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three- and six-month periods then ended presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants

The Board of Directors
Intervest Bancshares Corporation and Subsidiaries
New York, New York:

         We have reviewed the condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of June 30, 2000, and the related condensed consolidated statements of earnings for the three- and six-month periods then ended and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the six-month period then ended included in this report. These financial statements are the responsibility of the Company's management.

         We were furnished with the report of other accountants on their review of the interim financial information of Intervest Corporation of New York, whose total assets as of June 30, 2000, and whose interest income and noninterest income for the three- and six-month periods then ended, constituted 18.5%; 28.5% and 30.8%; and 33.1% and 25.0%, respectively, of the related consolidated totals. The net loss for Intervest Corporation of New York included in the consolidated totals for the three- and six-month periods ended June 30, 2000 was $150,000 and $185,000, respectively.

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

HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
August 10, 2000

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

The Company's earnings (before an extraordinary charge) increased to $637,000, or $0.16 per fully diluted share, for the second quarter of 2000, from $339,000, or $0.08 per share, for the second quarter of 1999. The increase was primarily due to growth in net interest and dividend income and a lower provision for loan loss reserves, partially offset by a higher provision for income taxes.

In the second quarter of 2000, the Company recorded a charge, net of taxes, of $206,000, or $0.05 per share, in connection with the early retirement of $17,000,000 of debentures by its subsidiary, Intervest Corporation of New York. This charge reduced consolidated net earnings to $431,000, or $0.11 per fully diluted share, for the second quarter of 2000.

Earnings from Intervest National Bank and Intervest Bank, the Company's banking subsidiaries, increased from the same period a year ago. Intervest National Bank's net earnings increased to $139,000 in the second quarter of 2000, from a net loss of $173,000 in the same quarter of 1999. Intervest National Bank opened for business on April 1, 1999. Intervest Bank's net earnings increased to $471,000 in the second quarter of 2000, from $382,000 in the second quarter of 1999.

For the first six months of 2000, earnings (before extraordinary charges and the effect of accounting changes) increased to $1,027,000, or $0.26 per fully diluted share, from $961,000, or $0.23 per share, for the same period of 1999. The increase was due to higher net interest and dividend income, largely offset by nonrecurring expenses associated with the acquisition of Intervest Corporation of New York, an increase in operating expenses due to the opening of Intervest National Bank, and a decline in mortgage prepayment fee income. Including the one-time charges discussed above and on page 24, net earnings were $821,000, or $0.21 per fully diluted share, in the first half of 2000, compared to $833,000, or $0.20 per share, for the same period of 1999.

Selected information about the Holding Company and its subsidiaries at June 30, 2000 and for the quarter and six-months ended June 30, 2000, follows in the table below:

                                                                                                   Intervest
                                                                                      Intervest   Corporation
                                                            Holding      Intervest    National         of        Consolidated
  ($ in thousands)                                           Company       Bank         Bank        New York     Amounts (1)
  --------------------------------------------------------- ----------- ------------ ------------ ------------- ---------------
  Total assets                                                 $42,878     $203,868      $96,225       $69,082        $373,008
  Total cash and cash equivalents                                2,129        6,905       13,392         4,835          22,575
  Total securities, net                                              -       75,451       11,549             -          87,000
  Total  loans,   net  of  unearned  fees  and  loan  loss       5,742      113,896       69,266        60,234         249,138
  Total deposit liabilities                                          -      186,445       81,916             -         258,365
  Total debentures payable and related accrued interest          8,138            -            -        58,429          66,567
  Total stockholders' equity                                    34,622       13,712       11,692         8,955          34,622
  Net earnings (loss) for the quarter                              (29)         471          139          (150)            431
  Net earnings (loss) for the six-months                          (159)         966          199          (185)            821
  Number of full-service banking offices                             -            5            1             -               6
  --------------------------------------------------------- ----------- ------------ ------------ ------------- ---------------

(1)      Consolidated amounts exclude intercompany balances.

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

Overview

Total assets at June 30, 2000 increased to $373,008,000, from $340,481,000 at December 31, 1999, primarily as a result of an increase in loans receivable, partially offset by a decline in cash and cash equivalents.

Total liabilities at June 30, 2000 increased to $338,386,000, from $306,877,000 at December 31, 1999, due to growth in certificate of deposit accounts. The increase in deposits was partially offset by the retirement of debentures payable and the repayment of federal funds purchased.

Stockholders' equity increased to $34,622,000 at June 30, 2000, from $33,604,000 at year-end 1999. The increase reflected earnings for the six-months ended June 30, 2000 and the issuance of common stock in connection with a stock award and the exercise of warrants. Book value per common share increased to $8.90 per share at June 30, 2000, from $8.76 at December 31, 1999.

The Company's balance sheet was comprised of the following:



                                                        At June 30, 2000                         At December 31, 1999
                                                 -------------- -----------------          ----------------- -----------------
                                                    Carrying          % of                      Carrying           % of
($ in thousands)                                      Value       Total Assets                   Value         Total Assets
------------------------------------------------ -------------- ----------------- -------- ----------------- -----------------
Cash and cash equivalents                             $ 22,575              6.1%                    $32,095             9.4%
Securities, net                                         87,000             23.3                      83,640            24.6
Loans receivable, net                                  249,138             66.8                     210,444            61.8
All other assets                                        14,295              3.8                      14,302             4.2
------------------------------------------------ -------------- ----------------- -------- ----------------- -----------------
Total assets                                          $373,008            100.0%                   $340,481           100.0%
------------------------------------------------ -------------- ----------------- -------- ----------------- -----------------
Deposits                                              $258,365             69.2%                   $201,080            59.1%
Federal funds purchased                                      -                -                       6,955             2.0
Debentures payable                                      60,330             16.2                      84,330            24.8
Accrued interest payable on debentures                   6,237              1.7                       8,092             2.3
All other liabilities                                   13,454              3.6                       6,420             1.9
------------------------------------------------ -------------- ----------------- -------- ----------------- -----------------
Total liabilities                                      338,386             90.7                     306,877            90.1
------------------------------------------------ -------------- ----------------- -------- ----------------- -----------------
Stockholders' equity                                    34,622              9.3                      33,604             9.9
------------------------------------------------ -------------- ----------------- -------- ----------------- -----------------
Total liabilities and stockholders' equity            $373,008            100.0%                   $340,481           100.0%
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

Securities

Securities which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Securities held to maturity totaled $86,404,000 at June 30, 2000, compared to $83,132,000 at December 31, 1999. The portfolio consists of fixed-rate debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Most of the securities have terms that allow the issuer the right to call or prepay its obligation without prepayment penalty.

In order for the Banks to be members of the Federal Reserve Banking System, the Banks maintain an investment in the capital stock of the Federal Reserve Bank, which pays a dividend that is currently 6%. The amount of the investment, which amounted to $596,000 at June 30, 2000 and $508,000 at year-end 1999, fluctuates based on each Bank's capital level.

Loans Receivable

Loans receivable, before the allowance for loan loss reserves, increased to $251,876,000 at June 30, 2000, from $212,937,000 at December 31, 1999. The increase was due to new commercial and multifamily real estate loan originations, partially offset by principal repayments. Commercial real estate and multifamily real estate properties collateralized almost all of the loans in the Company's loan portfolio.

At June 30, 2000 and December 31, 1999, the Company did not have any loans on a nonaccrual status or classified as impaired.

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

At June 30, 2000, the allowance amounted to $2,738,000, compared to $2,493,000 at year-end 1999. The increase in the allowance was due to new loan originations. The allowance represented 1.09% of total loans outstanding at June 30, 2000, compared to 1.17% at December 31, 1999.

All Other Assets

The following table shows the composition of all other assets:

                                                       At            At
                                                    June 30,     December 31,
         ($ in thousands)                             2000           1999
         ----------------------------------------- ----------- ----------------
         Accrued interest receivable                   $2,698           $1,995
         Loan fees receivable                           1,120              839
         Premises and equipment, net                    5,764            5,863
         Deferred income tax asset                        972              936
         Deferred debenture offering costs              2,921            3,721
         All other                                        820              948
         ----------------------------------------- ----------- ----------------
                                                      $14,295          $14,302
         ----------------------------------------- ----------- ----------------

Deferred debenture offering costs in the table above consist primarily of underwriters' commissions and are amortized over the terms of the debentures.
The decline was due to normal amortization as well as the accelerated amortization of $382,000 in connection with the early retirement of debentures in the second quarter of 2000. See note 5 to the condensed consolidated financial statements for a further discussion.

Deposit Liabilities

Deposit liabilities increased to $258,365,000 at June 30, 2000, from $201,080,000 at December 31, 1999, due to growth in certificate of deposit accounts. At June 30, 2000, certificate of deposit accounts totaled $175,183,000 and demand deposit, savings, NOW and money-market accounts aggregated $83,182,000. The same categories of deposit accounts totaled $122,794,000 and $78,286,000, respectively, at December 31, 1999. Certificate of deposit accounts represented 68% of total deposits at June 30, 2000, compared to 61% at year-end 1999.

Federal Funds Purchased

From time to time, the Banks purchase Federal funds to manage their liquidity needs. At June 30, 2000, there were no outstanding funds, compared to $6,955,000 at December 31, 1999.

Debentures Payable and Accrued Interest Payable on Debentures

At June 30, 2000, debentures payable amounted to $60,330,000, compared to $84,330,000 at year-end 1999. In the first half of 2000, Intervest Corporation of New York's Series 6/29/92, 9/13/93, 1/28/94 and 10/28/94 debentures totaling $24,000,000 in principal amount were redeemed prior to maturity for the outstanding principal amount plus accrued interest aggregating $3,970,000.

At June 30,  2000,  debentures  payable  consisted of  $53,400,000  of Intervest
Corporation of New York's registered floating and fixed-rate subordinated debentures and $6,930,000 of the Holding Company's fixed-rate convertible subordinated debentures. From time to time, Intervest Corporation of New York has issued debentures and the proceeds were used for the origination and purchase of commercial and multifamily mortgage loans. The Holding Company has issued debentures to raise funds for working capital purposes.

At June 30, 2000, accrued interest payable on debentures amounted to $6,237,000, compared to $8,092,000 at year-end 1999. The decline reflected the early retirement of the debentures discussed above, partially offset by additional accruals. The accrued interest is payable at the maturity of various debentures. For a further discussion of the debentures, including conversion prices and redemption premiums, see note 5 to the condensed consolidated financial statements.

All Other Liabilities

The following table shows the composition of all other liabilities:

                                                       At              At
                                                    June 30,      December 31,
      ($ in thousands)                               2000              1999
      ---------------------------------------- --------------- ----------------
      Mortgage escrow funds payable                    $5,185           $3,375
      Accrued interest payable on deposits                610              461
      Official checks outstanding                       6,784            1,821
      All other                                           875              763
      ---------------------------------------- --------------- ----------------
                                                      $13,454           $6,420
      ---------------------------------------- --------------- ----------------

Mortgage escrow funds payable represent advance payments made by borrowers for real estate taxes and insurance that are remitted by the Company to third parties. The increase reflects the timing of payments to taxing authorities as well as the growth in the loan portfolio. The level of official checks outstanding varies and fluctuates based on banking activity.

Stockholders' Equity and Regulatory Capital

Stockholders' equity increased to $34,622,000 at June 30, 2000, from $33,604,000 at December 31, 1999. The increase was almost entirely due to net earnings of $821,000 and the issuance of 53,750 shares of common stock. The issuance of common stock resulted, net of issuance costs, in a $185,000 aggregate increase in stockholders' equity. The shares were issued as follows: 3,750 shares of Class A common stock upon the exercise of Class A warrants; and 50,000 shares of Class B common stock issued in connection with the merger. (See note 2 to the condensed consolidated financial statements for a further discussion of the stock issued in connection with the merger.)

Intervest Bank and Intervest National Bank are both well-capitalized institutions as defined by FDIC regulations. (See note 7 to the condensed consolidated financial statements for capital ratios.) On June 15, 2000, Intervest National Bank and its primary regulator, the Office of the Comptroller of the Currency of the United States of America entered into a Memorandum of Understanding ("MOU"). The MOU, is a formal written agreement whereby, among other things, Intervest National Bank shall review, revise, develop and implement various policies and procedures with respect to its lending and credit underwriting. Management has implemented various actions towards bringing Intervest National Bank to full compliance with the MOU.

Liquidity and Capital Resources

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment funding commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Banks' offices; satisfactions and repayments of loans; the maturities and calls of securities; and cash provided by operating activities. From time to time, the Banks may also utilize the Federal funds market.

From time to time, Intervest Corporation of New York has issued debentures and the proceeds were used for the origination and purchase of commercial and multifamily mortgage loans. The Holding Company has also issued debentures to raise funds for working capital purposes. In the first half of 2000, Intervest Corporation of New York repaid $24,000,000 of debentures plus accrued interest of $3,970,000 to debenture holders. Adequate funds were maintained to retire these debentures.

At June 30, 2000, the Company's total commitment to lend aggregated approximately $21,800,000. Based on its cash flow projections, the Company believes that it can fund all of its outstanding lending commitments and maturing liabilities from the aforementioned sources of funds. For information about the cash flows from the Company's operating, investing and financing activities, see the condensed consolidated statements of cash flows in this report.

Interest Rate Risk

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The principal objective of the Company's asset/liability management strategy is to minimize its exposure to changes in interest rates. The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. At June 30, 2000, the Company's one-year negative interest-rate sensitivity gap was $53,914,000, or 14.5% of total assets, compared to $80,693,000, or 23.7%, at
December 31, 1999.

In computing the gap, the Company treats interest checking, money market and savings deposit accounts as immediately repricing. For a further discussion of interest rate risk and gap analysis, including the assumptions used in developing the one-year gap position, see the Company's 1999 Annual Report on Form 10-KSB, pages 28 and 29.

Comparison of Results of Operations for the Quarters Ended June 30, 2000 and
1999

Overview

Net earnings (before an extraordinary charge) increased to $637,000, or $0.16 per fully diluted share, for the second quarter of 2000, from $339,000, or $0.08 per share, for the second quarter of 1999. The increase was primarily due to a $347,000 increase in net interest and dividend income and a $133,000 decline in the provision for loan loss reserves, partially offset by a $179,000 increase in the provision for income taxes.

In the second quarter of 2000, the Company recorded a charge, net of taxes, of $206,000, or $0.05 per share, in connection with the early retirement of $17,000,000 of debentures by its subsidiary, Intervest Corporation of New York. This charge reduced consolidated net earnings to $431,000, or $0.11 per fully diluted share, for the second quarter of 2000.

Net Interest and Dividend Income

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities, as well as by the relative levels and movements of interest rates. The table that follows sets forth information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. The yields and rates shown are based on a computation of annualized income/expense for each period divided by average interest-earning assets/interest-bearing liabilities during each period. Certain yields and rates shown are adjusted for related fee income or expense. Average balances are derived mainly from daily balances. Net interest margin is computed by dividing annualized net interest and dividend income by the average of total interest-earning assets during each period.


                                                                             For the Quarter Ended
                                                  ------------------------------------ --- ------------------------------------
                                                             June 30, 2000                            June 30, 1999
                                                  ------------------------------------ --- ------------------------------------
                                                     Average      Interest    Yield/         Average      Interest    Yield/
($ in thousands)                                     Balance     Inc./Exp.     Rate          Balance     Inc./Exp.     Rate
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Assets
Interest-earning assets:
   Loans                                               $245,685      $6,030    9.87%           $166,285      $4,516   10.89%
   Securities                                            96,423       1,431    5.97             105,984       1,494    5.65
   Other interest-earning assets                         13,348         197    5.94              12,256         141    4.61
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Total interest-earning assets                           355,456      $7,658    8.67%            284,525      $6,151    8.67%
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Noninterest-earning assets                               13,708                                  13,393
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Total assets                                           $369,164                                $297,918
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Checking deposits                                    $ 7,768        $ 59    3.05%            $ 7,848        $ 62    3.17%
   Savings deposits                                      17,410         231    5.34              25,986         265    4.09
   Money-market deposits                                 53,425         711    5.35              37,941         407    4.30
   Certificates of deposit                              163,963       2,468    6.05              89,997       1,235    5.50
                                                  -------------- ----------- --------- --- ------------- ----------- ----------
   Total deposit accounts                               242,566       3,469    5.75             161,772       1,969    4.88
   Federal funds purchased                                    -           -       -                 440           6    5.47
   Debentures and accrued interest payable               77,173       2,083   10.86              92,661       2,417   10.46
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Total interest-bearing liabilities                      319,739      $5,552    6.98%            254,873      $4,392    6.91%
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Noninterest-bearing deposits                              9,225                                   4,276
Noninterest-bearing liabilities                           5,813                                   6,868
Stockholders' equity                                     34,387                                  31,901
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Total liabilities and stockholders' equity             $369,164                                $297,918
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Net interest and dividend income/spread                              $2,106    1.69%                         $1,759    1.76%
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Net interest-earning assets/margin                      $35,717                2.38%            $29,652                2.48%
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                  1.11x                                   1.12x
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Other Ratios:
  Return on average assets (1)                            0.47%                                   0.46%
  Return on average equity  (1)                           5.01%                                   4.25%
  Noninterest expense to average assets (1)               1.22%                                   1.47%
  Efficiency ratio                                       49.47%                                  57.41%
  Average stockholders' equity to average assets          9.31%                                  10.71%
--------------------------------------------------- ------------ ----------- --------- --- ------------- ----------- ----------
(1) Annualized

Net interest and dividend income increased to $2,106,000 in the second quarter of 2000, from $1,759,000 in the 1999 second quarter. The improvement was attributable to a $79,400,000 increase in the average loan portfolio, partially offset by a decline in the interest rate spread from 1.76% to 1.69%. The growth in the loan portfolio was funded by a $80,794,000 increase in average deposits.

The Company's cost of funds increased 7 basis points to 6.98% due to the rising interest rate environment, as evidenced by the Federal Reserve Board increasing the Federal Funds target rate on six occasions between June 1999 and June 2000, for a total increase of 175 basis points. The higher rate environment resulted in higher rates paid by the Company on its deposit accounts and floating-rate debentures, as well as an increase in depositors' preference for certificate of deposit accounts. Such accounts normally pay a higher rate than savings and money-market accounts.

The Company's yield on earning assets remained unchanged at 8.67% despite the rising rate environment. This was the result of a decline in the yield on the loan portfolio due to competitive lending conditions, which resulted in originations of new loans with interest rates that are lower than those in the existing portfolio as well as prepayments of higher-yielding loans. This decline was offset by higher yields earned on the Company's investment securities and other short-term investments.

Provision for Loan Loss Reserves

The provision is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors that are discussed in note 3 to the condensed consolidated financial statements. The provision amounted to $90,000 in the second quarter of 2000, compared to $223,000 in the second quarter of 1999.

Noninterest Income

Noninterest income was $178,000 in the second quarter of 2000, compared to $143,000 in the second quarter of 1999. Noninterest income includes fees from customer service charges and income from mortgage lending activities, which are comprised of loan prepayment fees, fees earned on expired loan commitments, and loan service, inspection and maintenance charges. The increase from the prior year quarter was primarily due to higher prepayment fee income.

Noninterest Expenses

Noninterest expenses were $1,130,000 in the second quarter of 2000, compared to $1,092,000 in the second quarter of 1999.

Provision for Income Taxes

The provision for income taxes increased to $427,000 in the second quarter of 2000, from $248,000 in the same period of 1999, primarily due to higher pre-tax earnings. The Company's effective tax rate (inclusive of state and local taxes) amounted to 40% in the 2000 period, compared to 42% in the 1999 period.

Extraordinary Item

In the second quarter of 2000, Intervest Corporation of New York redeemed its Series 9/13/93, 1/28/94 and 10/28/94 debentures aggregating $17,000,000 in principal amount prior to maturity for the outstanding principal plus accrued interest. In connection with these early redemptions, $382,000 of unamortized deferred debenture offering costs was charged to expense in the second quarter of 2000 and reported as an extraordinary charge, net of a tax benefit of $176,000, in the condensed consolidated statements of earnings for the quarter and six-months ended June 30, 2000.

Comparison of Results of Operations for the Six-Months Ended June 30, 2000 and 1999

Overview

For the first six months of 2000, earnings (before the extraordinary charge described above and the effect of an accounting change described on page 24) increased to $1,027,000, or $0.26 per fully diluted share, from $961,000, or $0.23 per share, for the same period of 1999. The improvement was due to a $502,000 increase in net interest and dividend income and a $90,000 decrease in the provision for loan loss reserves. These items were largely offset by a $388,000 increase in noninterest expenses and a $217,000 decline in noninterest income. Including the extraordinary charge and the effect of an accounting change, net earnings were $821,000, or $0.21 per fully diluted share, in the first half of 2000, compared to $833,000, or $0.20 per share, for the same period of 1999.

Net Interest and Dividend Income

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

The table that follows sets forth information for the six-months ended June 30, 2000 and 1999, that is the same as the information described above the table on page 21.


                                                                            For the Six-Months Ended
                                                  ------------------------------------ --- ------------------------------------
                                                             June 30, 2000                            June 30, 1999
                                                  ------------------------------------ --- ------------------------------------
                                                     Average      Interest    Yield/         Average      Interest    Yield/
($ in thousands)                                     Balance     Inc./Exp.     Rate          Balance     Inc./Exp.     Rate
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Assets
Interest-earning assets:
   Loans                                               $238,097     $11,676    9.86%           $165,744      $8,997   10.95%
   Securities                                           100,904       2,951    5.88             107,764       3,012    5.64
   Other interest-earning assets                          9,987         287    5.78              12,510         271    4.37
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Total interest-earning assets                           348,988     $14,914    8.59%            286,018     $12,280    8.66%
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Noninterest-earning assets                               14,052                                  12,463
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Total assets                                           $363,040                                $298,481
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Checking deposits                                    $ 7,526       $ 114    3.05%            $ 7,590       $ 118    3.14%
   Savings deposits                                      17,423         445    5.14              26,462         544    4.15
   Money-market deposits                                 52,756       1,373    5.23              36,954         793    4.33
   Certificates of deposit                              148,245       4,381    5.94              92,160       2,529    5.53
                                                  -------------- ----------- --------- --- ------------- ----------- ----------
   Total deposit accounts                               225,950       6,313    5.62             163,166       3,984    4.92
   Federal funds purchased                                5,000         146    5.87                 219           6    5.52
   Debentures and accrued interest payable               84,023       4,505   10.78              93,270       4,842   10.47
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Total interest-bearing liabilities                      314,973     $10,964    7.00%            256,655      $8,832    6.94%
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Noninterest-bearing deposits                              8,358                                   4,215
Noninterest-bearing liabilities                           5,590                                   5,963
Stockholders' equity                                     34,119                                  31,648
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Total liabilities and stockholders' equity             $363,040                                $298,481
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Net interest and dividend income/spread                              $3,950    1.59%                        $ 3,448    1.72%
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Net interest-earning assets/margin                      $34,015                2.28%            $29,363                2.43%
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                  1.11x                                   1.11x
------------------------------------------------- -------------- ----------- --------- --- ------------- ----------- ----------
Other Ratios:
  Return on average assets (1)                            0.45%                                   0.56%
  Return on average equity  (1)                           4.81%                                   5.26%
  Noninterest expense to average assets (1)               1.31%                                   1.34%
  Effeciency ratio                                       55.50%                                  49.76%
  Average stockholders' equity to average assets          9.40%                                  10.60%
--------------------------------------------------- ------------ ----------- --------- --- ------------- ----------- ----------

(1) Annualized

Net interest and dividend income increased to $3,950,000 in the first half of 2000, from $3,448,000 in the 1999 first half. The improvement was attributable to a $72,353,000 increase in the average loan portfolio, partially offset by a decline in the interest rate spread from 1.72% to 1.59%. The growth in the loan portfolio was funded primarily by a $62,784,000 increase in average deposits.

The Company's cost of funds increased 6 basis points to 7.00% due to the rising interest rate environment, as evidenced by the Federal Reserve Board increasing the Federal Funds target rate on six occasions between June 1999 and June 2000, for a total of 175 basis points. The higher rate environment resulted in higher rates paid by the Company on its deposit accounts and floating-rate debentures, as well as an increase in depositors' preference for certificate of deposit accounts. Such accounts normally pay a higher rate than savings and money-market accounts.

The Company's yield on earning assets declined 7 basis points to 8.59% despite the rising rate environment. This was the result of a decline in the overall yield on the loan portfolio due to competitive lending conditions, which resulted in originations of new loans with interest rates that are lower than those in the existing portfolio, as well as prepayments of higher-yielding loans. This decline was partially offset by higher yields earned on the Company's investment securities and other short-term investments.

Provision for Loan Loss Reserves

The provision is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors that are discussed in note 3 to the condensed consolidated financial statements in this report. The provision amounted to $245,000 in the first half of 2000, compared to $335,000 in the first half of 1999.

Noninterest Income

Noninterest income declined to $340,000 in the first half of 2000, from $557,000 in the first half of 1999, primarily due to lower fee income from the prepayment of loans. Noninterest income includes fees from customer service charges and income from mortgage lending activities, which are comprised of loan prepayment fees, fees earned on expired loan commitments, and loan service, inspection and maintenance charges.

Noninterest Expenses

Noninterest expenses increased to $2,381,000 in the first half of 2000, from $1,993,000 in the first half of 1999. The increase was due to approximately $210,000 of nonrecurring expenses associated with the acquisition of Intervest Corporation of New York and increased operating expenses resulting from a full six-months of operations from Intervest National Bank (which opened on April 1, 1999). The new bank required the addition of employees and increased occupancy and equipment expenses. The nonrecurring expenses related to attorney fees, consulting fees, printing costs, and stock compensation expense (see note 2 to the condensed consolidated financial statements).

Provision for Income Taxes

The provision for income taxes amounted to $637,000 in the first half of 2000, compared to $716,000 in the same period of 1999. The Company's effective tax rate (inclusive of state and local taxes) amounted to 38% in the 2000 period, compared to 43% in the 1999 period. The decline in the effective tax rate reflects lower New York State and City taxes generated from Intervest Corporation of New York's and the Holding Company's operations.

Extraordinary Item

See the discussion under the same heading in the Comparison of Results of Operations for the Quarter Ended June 30, 2000 and 1999.

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

ITEM 1.  Legal Proceedings
         Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds
(a)      Not Applicable
(b)      Not Applicable
(c)      Not Applicable
(d)      Not Applicable

ITEM 3.  Defaults Upon Senior Securities
         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)      An Annual Meeting of Stockholders was held on May 24, 2000.
(b) Pursuant to the Company's charter and bylaws, one-third of the directors are elected by the holders of Class A common stock and two-thirds are elected by holders of Class B common stock. On all other matters, Class A and Class B common stockholders vote together as a single class. Each of the persons named in the Proxy Statement dated April 17, 2000 as a nominee for Director was elected for one year terms expiring on the date of the next annual meeting (see Item 4-C).
(c) The table that follows summarizes the voting results on the matter that was submitted to the Company's common stockholders:


             ------------------------------------------- ------------------ ----------------------- ---------------------
                                                                For          Against or Withheld         Abstained
             ------------------------------------------- ------------------ ----------------------- ---------------------
             Election of Directors - Class A
             Michael A. Callen                               3,200,272              14,840                   -
             Milton F. Gidge                                 3,200,272              14,840                   -
             William F. Holly                                3,198,022              17,090                   -

             Election of Directors  - Class B

             Lawrence G. Bergman                              355,000                 -                      -
             Jerome Dansker                                   355,000                 -                      -
             Lowell S. Dansker                                355,000                 -                      -
             Edward J. Merz                                   355,000                 -                      -
             Thomas E. Willett                                355,000                 -                      -
             David J. Willmott                                355,000                 -                      -
             Wesley T. Wood                                   355,000                 -                      -
             ------------------------------------------- ------------------ ----------------------- ---------------------

(d)      Not Applicable

ITEM 5.  Other Information
         Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K
(a) Exhibit Index (numbered in accordance with Item 601 of Regulation S-B) 27 - Financial Data Schedule (For SEC Purposes only)
(b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

Date:  August 11, 2000         By:    /s/ Lowell S. Dansker
                               ----------------------------
                               Lowell S. Dansker, President and Treasurer
                               (Chief Financial Officer)

Date:  August 11, 2000         By:    /s/ Lawrence G. Bergman
                               ------------------------------
                               Lawrence G. Bergman, Vice President and Secretary