Form 10-Q
period 2000-09-30
INTERVEST BANCSHARES CORP
filed 2000-11-13
CIK 927807

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2000

                          Commission File No. 000-23377

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  13-3699013
 -----------------------------------    ----------------------------------------
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

YES  XX   NO
     ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                                   Shares Outstanding:
--------------------                                   -------------------

Class A Common Stock,                                  3,544,629 Outstanding at
$1.00 par value per share                              November 1,2000
-------------------------                              -------------------------

Class B Common Stock,                                  355,000 Outstanding at
$1.00 par value per share                              November 1, 2000
-------------------------                              -------------------------
================================================================================

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                               September 30, 2000

                                TABLE OF CONTENTS

  PART I. FINANCIAL INFORMATION                                             Page
                                                                            ----

     Item 1.    Financial Statements

        Condensed Consolidated Balance Sheets
           as of September 30, 2000 (Unaudited) and December 31, 1999 .........2

        Condensed Consolidated Statements of Earnings (Unaudited) for the Quarters and Nine-Months Ended September 30, 2000 and 1999..3

        Condensed Consolidated  Statements of Changes in Stockholders' Equity
           (Unaudited) for the Nine-Months Ended September 30,
           2000 and 1999 ..................................................... 4

        Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the Nine-Months Ended September 30, 2000 and 1999...............5

        Notes to Condensed Consolidated Financial Statements (Unaudited) ......6

        Review by Independent Certified Public Accountants ...................14

        Report on Review by Independent Certified Public Accountants .........15

     Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ................................16

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk....25

 PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings.............................................25

     Item 2.    Changes in Securities and Use of Proceeds.....................25

     Item 3.    Defaults Upon Senior Securities...............................25

     Item 4.    Submission of Matters to a Vote of Security Holders...........25

     Item 5.    Other Information.............................................25

     Item 6.    Exhibits and Reports on Form 8-K .............................25

 Signatures...................................................................25

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

PART I.  FINANCIAL INFORMATION ITEM 1. Financial Statements

                Intervest Bancshares Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                         (Unaudited)
                                                                                         September 30,      December 31,
      ($ in thousands, except par value)                                                      2000              1999
      ---------------------------------------------------------------------------------------------------- ----------------
      ASSETS
      Cash and due from banks                                                                 $ 6,040           $ 4,663
      Federal funds sold                                                                       13,169             3,900
      Short-term investments                                                                    8,151            23,532
                                                                                        -----------------------------------
          Total cash and cash equivalents                                                      27,360            32,095
      Interest-earning time deposits with banks                                                 2,050                 -
      Securities held to maturity, net
          (estimated fair value of $89,467 and $79,882, respectively)                          91,377            83,132
      Federal Reserve Bank stock, at cost                                                         596               508
      Loans receivable
        (net of allowance for loan loss reserves of $2,785 and $2,493, respectively)          258,995           210,444
      Accrued interest receivable                                                               2,811             1,995
      Premises and equipment, net                                                               5,656             5,863
      Deferred income tax asset                                                                   979               936
      Deferred debenture offering costs                                                         2,757             3,721
      Other assets                                                                              1,455             1,787
      ---------------------------------------------------------------------------------------------------------------------
      Total assets                                                                           $394,036          $340,481
      ---------------------------------------------------------------------------------------------------------------------
      LIABILITIES
      Deposits:
         Noninterest-bearing demand deposit accounts                                          $ 4,718           $ 4,337
         Interest-bearing deposit accounts:
            Checking (NOW) accounts                                                             8,312             6,636
            Savings accounts                                                                   16,786            18,722
            Money-market accounts                                                              49,568            48,591
            Certificate of deposit accounts                                                   202,350           122,794
                                                                                        -----------------------------------
         Total deposits                                                                       281,734           201,080
      Federal funds purchased                                                                       -             6,955
      Subordinated debentures payable (note 5)                                                 60,330            84,330
      Accrued interest payable on debentures (note 5)                                           6,957             8,092
      Mortgage escrow funds payable                                                             6,132             3,375
      Official checks outstanding                                                               1,357             1,821
      Other liabilities                                                                         1,908             1,224
      ---------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                       358,418           306,877
      ---------------------------------------------------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY
      Preferred stock (300,000 shares authorized, none issued)                                      -                 -
      Class A common stock ($1.00 par value, 9,500,000 shares authorized,
          3,544,629 and 3,531,879 shares issued and outstanding, respectively)                  3,545             3,532
      Class B common stock ($1.00 par value, 700,000 shares authorized,
          355,000 and 305,000 shares issued and outstanding, respectively)                        355               305
      Additional paid-in-capital                                                               18,971            18,770
      Retained earnings                                                                        12,747            10,997
      ---------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                               35,618            33,604
      ---------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                             $394,036          $340,481
      ---------------------------------------------------------------------------------------------------------------------
      See accompanying notes to condensed consolidated financial statements.

                                       2

                Intervest Bancshares Corporation and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                                       Quarter Ended          Nine-Months Ended
                                                                                       September 30,             September 30,
                                                                                ----------------------------------------------------
($ in thousands, except per share data)                                              2000         1999         2000          1999
------------------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                                    $6,538        $4,775      $18,214      $13,772
Securities                                                                           1,462         1,548        4,413        4,560
Other interest-earning assets                                                          324           164          611          435
------------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                                   8,324         6,487       23,238       18,767
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                                             4,074         2,148       10,387        6,132
Federal funds purchased                                                                  -             3          146            9
Subordinated debentures                                                              1,869         2,430        6,374        7,272
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                               5,943         4,581       16,907       13,413
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income                                                     2,381         1,906        6,331        5,354
Provision for loan loss reserves                                                        47           270          292          605
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income after provision for loan loss                       2,334         1,636        6,039        4,749
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Customer service fees                                                                   38            34          104          100
Income from mortgage lending activities                                                268           185          541          675
All other                                                                               32             -           33            1
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                               338           219          678          776
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
Salaries and employee benefits                                                         491           465        1,675        1,449
Occupancy and equipment, net                                                           286           276          835          687
Advertising and promotion                                                                6            30           31          110
Professional fees and services                                                         100            71          320          184
Stationery, printing and supplies                                                       31            27          104          119
All other                                                                              167           134          497          447
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                           1,081         1,003        3,462        2,996
------------------------------------------------------------------------------------------------------------------------------------
Earnings before taxes, extraordinary item
          and change in accounting principle                                         1,591           852        3,255        2,529
Provision for income taxes                                                             662           344        1,299        1,060
                                                                                ----------------------------------------------------
Earnings before extraordinary item
          and change in accounting principle                                           929           508        1,956        1,469
Extraordinary item, net of tax (note 5)                                                  -             -         (206)           -
Cumulative effect of change in accounting principle, net of tax (note 6)                 -             -            -         (128)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                         $ 929          $508      $ 1,750      $ 1,341
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
   Earnings before extraordinary item and change in accounting principle            $ 0.24         $0.14       $ 0.50       $ 0.39
   Extraordinary item                                                                    -             -        (0.05)           -
   Cumulative effect of change in accounting principle                                   -             -            -        (0.03)
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings per share                                                           $ 0.24         $0.14      $ 0. 45       $ 0.36
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
   Earnings before extraordinary item and change in accounting principle            $ 0.24         $0.13       $ 0.50       $ 0.35
   Extraordinary item                                                                    -             -        (0.05)           -
   Cumulative effect of change in accounting principle                                   -             -            -        (0.03)
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings per share                                                           $ 0.24         $0.13       $ 0.45       $ 0.32
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                Nine-Months Ended
                                                                                                 September 30,
                                                                                          -----------------------------
($ in thousands)                                                                                2000          1999
-----------------------------------------------------------------------------------------------------------------------

CLASS A COMMON STOCK
Balance at beginning of period                                                                  $ 3,532        $ 3,434
Issuance of 510 shares in exchange for common stock of minority
     stockholders of Intervest Bank                                                                   -              1
Issuance of 7,554 shares upon the conversion of debentures                                            -              7
Issuance of 12,750 and 1,800 shares, respectively, upon exercise of warrants                         13              2
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                          3,545          3,444
-----------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of period                                                                      305            300
Issuance of 5,000 shares upon the exercise of warrants                                                -              5
Issuance of 50,000 shares of restricted stock compensation (note 2)                                  50              -
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                            355            305
-----------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                                   18,770         18,148
Issuance of 510 shares in exchange for common stock of minority
     stockholders of Intervest Bank                                                                   -              6
Issuance of 7,554 shares upon the conversion of debentures, net of
      issuance costs                                                                                  -             56
Compensation related to issuance of Class B common stock warrants                                    19             19
Issuance of 5,000 shares upon exercise of Class B stock warrants                                      -             28
Issuance of 50,000 shares of restricted Class B stock (note 2)                                      109              -
Issuance of 12,750 and 1,800 shares, respectively, upon
      exercise of Class A stock warrants                                                             73             11
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                         18,971         18,268
-----------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                                                   10,997          9,230
Comprehensive income - net earnings for the period                                                1,750          1,341
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                         12,747         10,571
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity at end of period                                                     $35,618        $32,588
-----------------------------------------------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Nine-Months Ended
                                                                                               September 30,
                                                                                     ----------------------------------
   ($ in thousands)                                                                           2000          1999
   --------------------------------------------------------------------------------------------------------------------
   OPERATING ACTIVITIES
   Net earnings                                                                               $1,750        $1,341
   Adjustments to  reconcile  net  earnings to net cash  provided  by  operating activities:
     Depreciation and amortization                                                               334           303
     Provision for loan loss reserves                                                            292           605
     Deferred income tax benefit                                                                 (43)         (139)
     Amortization of deferred debenture offering costs                                           964           711
     Compensation expense from awards of common stock and warrants                               178            19
     Amortization of premiums, fees and discounts, net                                        (1,171)         (817)
     (Decrease) increase in accrued interest payable on debentures                            (1,135)        1,549
     Decrease in official checks outstanding                                                    (464)         (464)
     Change in all other assets and liabilities, net                                           1,196         1,074
   --------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                   1,901         4,182
   --------------------------------------------------------------------------------------------------------------------
   INVESTING ACTIVITIES
   (Increase) decrease in interest-earning time deposits with banks                           (2,050)           99
   Maturities and calls of securities held to maturity                                        19,841        27,556
   Purchases of securities held to maturity                                                  (27,608)      (25,427)
   Originations of loans receivable, net of principal repayments                             (49,146)      (10,521)
   Purchases of Federal Reserve Bank stock, net                                                  (88)         (275)
   Purchases of premises and equipment, net                                                     (127)       (1,143)
   --------------------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                                     (59,178)       (9,711)
   --------------------------------------------------------------------------------------------------------------------
   FINANCING ACTIVITIES
   Net increase in demand, savings, NOW and money-market deposits                              1,098        15,392
   Net increase in certificates of deposit accounts                                           79,556         5,733
   Net increase in mortgage escrow funds payable                                               2,757         1,564
   Repayments of federal funds purchased, net                                                 (6,955)            -
   Repayments of debentures                                                                  (24,000)      (10,000)
   Proceeds from issuance of debentures, net of debenture offering costs                           -         6,606
   Proceeds from issuance of common stock                                                         86            47
   --------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                  52,542        19,342
   --------------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and cash equivalents                                       (4,735)       13,813
   Cash and cash equivalents at beginning of period                                           32,095        40,977
   --------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                               $ 27,360      $ 54,790
   --------------------------------------------------------------------------------------------------------------------
   SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
      Interest                                                                               $17,207      $ 11,166
      Income taxes                                                                               451         1,443
   Noncash financing activities:
      Issuance of common stock to minority stockholders of Intervest Bank                          -            70
      Conversion of convertible debentures into common stock                                       -             7
   --------------------------------------------------------------------------------------------------------------------
      See accompanying notes to condensed consolidated financial statements.


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

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 2 - Acquisition of Intervest Corporation of New York, Continued

In connection with the merger, the Holding Company incurred approximately $210,000 in expenses related to attorney and consulting fees, printing and stock compensation expense. The Board of Directors and the Holding Company's shareholders approved a grant of 50,000 shares of Class B common stock to the Chairman of the Holding Company for his services with respect to the development, structuring and other activities associated with the merger. This resulted in $159,000 of compensation expense being recorded, which is included in the consolidated statements of earnings for the nine-months ended September 30, 2000.

Certain pro forma consolidated balance sheet information follows as of December 31, 1999:

                                                                 Originally      Historical       Pro Forma
($ in thousands)                                                  Reported          ICNY         Adjustments       Adjusted
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                          $ 7,429         $30,754        $(6,088)(1)         $ 32,095
Securities held to maturity                                         83,132               -             -                83,132
Federal Reserve Bank stock                                             508               -             -                   508
Loans receivable, net of unearned fees
               and loan loss reserves                              147,154          63,290             -               210,444
Accrued interest receivable                                          1,349             646             -                 1,995
Premises and equipment, net                                          5,767              96             -                 5,863
Deferred income tax asset                                              912              24             -                   936
Deferred debenture offering costs                                      479           3,242             -                 3,721
All other assets                                                     1,099             688             -                 1,787
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                                      $247,829         $98,740        $(6,088)            $340,481
-------------------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                               $207,168           $   -        $(6,088)(1)         $201,080
Federal funds purchased                                              6,955               -            -                  6,955
Debentures payable                                                   6,930          77,400            -                 84,330
Accrued interest on debentures payable                                 892           7,200            -                  8,092
Mortgage escrow funds payable                                        1,521           1,854            -                  3,375
Official checks outstanding                                          1,821               -            -                  1,821
All other liabilities                                                1,078             146            -                  1,224
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                  226,365          86,600         (6,088)             306,877
-------------------------------------------------------------------------------------------------------------------------------

Common stock and paid-in capital                                    16,998           5,609            -                 22,607
Retained earnings                                                    4,466           6,531            -                 10,997
-------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                          21,464          12,140            -                 33,604
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                        $247,829         $98,740        $(6,088)            $340,481
-------------------------------------------------------------------------------------------------------------------------------


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

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 2 - Acquisition of Intervest Corporation of New York, Continued

A pro forma summary of the Company's consolidated statement of earnings for the quarter ended September 30, 1999 follows:

                                                                            Originally   Historical    Pro Forma
($ in thousands)                                                             Reported       ICNY      Adjustments     Adjusted
-------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                                   $3,739      $2,792       $ (44)(a)       $6,487
Interest expense                                                                2,355       2,270         (44)(a)        4,581
                                                                         ------------------------------------------------------
Net interest and dividend income                                                1,384         522          -             1,906
Provision for loan loss reserves                                                  270           -          -               270
                                                                         ------------------------------------------------------
Net interest and dividend income after provision for loan loss reserves         1,114         522          -             1,636
Noninterest income                                                                128          91          -               219
Noninterest expenses                                                              815         188          -             1,003
                                                                         ------------------------------------------------------
Earnings before taxes                                                             427         425          -               852
Provision for income taxes                                                        149         195          -               344
-------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                    $ 278       $ 230        $ -              $508
-------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                        $0.11           -          -            $ 0.14
Diluted earnings per share                                                      $0.10           -          -            $ 0.13

Average number of common shares outstanding - Basic                         2,498,734           -      1,250,000     3,748,734
Average number of common shares outstanding - Diluted                       2,718,594           -      1,250,000     3,968,594
-------------------------------------------------------------------------------------------------------------------------------

A pro forma summary of the Company's consolidated statement of earnings for the nine-months ended September 30, 1999 follows:

                                                                            Originally   Historical    Pro Forma
($ in thousands)                                                             Reported       ICNY      Adjustments     Adjusted
--------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                                $10,604      $8,212       $ (49)(a)         $18,767
Interest expense                                                              6,663       6,799         (49)(a)          13,413
                                                                         -------------------------------------------------------
Net interest and dividend income                                              3,941       1,413           -               5,354
Provision for loan loss reserves                                                605           -           -                 605
                                                                         -------------------------------------------------------
Net interest and dividend income after provision for loan loss reserves       3,336       1,413           -               4,749
Noninterest income                                                              351         425           -                 776
Noninterest expenses                                                          2,285         711           -               2,996
                                                                         -------------------------------------------------------
Earnings before taxes and change in accounting principle                      1,402       1,127           -               2,529
Provision for income taxes                                                      544         516           -               1,060
Cumulative effect of change in accounting principle                            (128)          -           -                (128)
--------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                   $730       $ 611        $  -            $  1,341
--------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                      $0.29           -           -             $  0.36
Diluted earnings per share                                                    $0.25           -           -             $  0.32

Average number of common shares outstanding - Basic                       2,494,410           -      1,250,000        3,744,410
Average number of common shares outstanding - Diluted                     2,949,445           -      1,250,000        4,199,445
--------------------------------------------------------------------------------------------------------------------------------

(a)    Represents the elimination of certain intercompany interest expense.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 2 - Acquisition of Intervest Corporation of New York, Continued

A summary of the Company's consolidated statements of earnings for the quarter and nine-months ended September 30, 2000 follows:

                                                                          For the Quarter Ended     For the Nine-Months Ended
                                                                           September 30, 2000           September 30, 2000
                                                                        --------------------------  ---------------------------
                                                                           Excluding         As        Excluding         As
($ in thousands)                                                              ICNY        Reported        ICNY        Reported
-------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                                  $6,309        $8,324       $16,697       $23,238
Interest expense                                                               4,247         5,943        11,042        16,907
                                                                        -------------------------------------------------------
Net interest and dividend income                                               2,062         2,381         5,655         6,331
Provision for loan loss reserves                                                  47            47           292           292
                                                                        -------------------------------------------------------
Net interest and dividend income
     after provision for loan loss reserves                                    2,015         2,334         5,363         6,039
Noninterest income                                                               134           338           390           678
Noninterest expenses                                                             942         1,081         2,918         3,462
                                                                        -------------------------------------------------------
Earnings before taxes and extraordinary item                                   1,207         1,591         2,835         3,255
Provision for income taxes                                                       485           662         1,107         1,299
Extraordinary item                                                                 -             -             -          (206)
-------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                   $ 722         $ 929       $ 1,728       $ 1,750
-------------------------------------------------------------------------------------------------------------------------------

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

Activity in the allowance for loan loss reserves is summarized as follows:

                                                                   For the Quarter Ended          For the Nine-Months Ended
                                                                       September 30,                     September 30,
                                                                ----------------------------     -----------------------------
($ in thousands)                                                      2000          1999              2000            1999
------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                       $2,738        $1,997            $2,493          $1,662
Provision charged to operations                                          47           270               292             605
Recoveries                                                                -             1                 -               1
------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                             $2,785        $2,268            $2,785          $2,268
------------------------------------------------------------------------------------------------ ------------- ---------------

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

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the tables that follows:

                                                                            For the Quarter Ended      For the Nine-Months Ended
                                                                                September 30,                September 30,
                                                                          ---------------------------------------------------------
BASIC EARNINGS PER SHARE                                                       2000         1999           2000           1999
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings:
  Earnings before extraordinary item and change in accounting principle       $929,000     $508,000       $1,956,000     $1,469,000
  Extraordinary item (1)                                                             -            -         (206,000)             -
  Cumulative effect of change in accounting principle (2)                            -            -                -       (128,000)
-----------------------------------------------------------------------------------------------------------------------------------
 Net earnings                                                                 $929,000     $508,000       $1,750,000     $1,341,000
-----------------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding                                  3,896,365    3,748,734        3,879,500      3,744,410
Per share amounts:
  Earnings before extraordinary item and change in accounting principle          $0.24        $0.14            $0.50          $0.39
  Extraordinary item (1)                                                             -            -            (0.05)             -
  Cumulative effect of change in accounting principle (2)                            -            -                -          (0.03)
-----------------------------------------------------------------------------------------------------------------------------------
  Basic net earnings per share                                                   $0.24        $0.14            $0.45          $0.36
-----------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
Average number of common shares outstanding for dilution:
  Common shares outstanding per above                                        3,896,365    3,748,734        3,879,500      3,744,410
  Potential dilutive shares resulting from exercise of warrants (3)                  -      219,860               -         455,035
  Potential dilutive shares resulting from conversion of debentures (3)              -            -               -               -
                                                                          ---------------------------------------------------------
  Total average number of common shares outstanding                          3,896,365    3,968,594        3,879,500      4,199,445
                                                                          ---------------------------------------------------------
Per share amounts:
  Earnings before extraordinary item and change in accounting principle          $0.24        $0.13            $0.50          $0.35
  Extraordinary item (1)                                                             -            -            (0.05)             -
  Cumulative effect of change in accounting principle (2)                            -            -               -           (0.03)
-----------------------------------------------------------------------------------------------------------------------------------
  Diluted net earnings per share                                                 $0.24        $0.13           $0.45           $0.32
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Represents a charge, net of taxes, from the early retirement of debentures.
(2) Represents a charge, net of taxes, from the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."
(3) A total of 2,650,000 of common stock warrants with exercise prices ranging from $6.67 to $15.00 were not considered in the computations of diluted EPS for 2000 because they were not dilutive. A total of 1,133,000 common stock warrants with exercise prices ranging from $10.00 to $14.00 were not considered in the computations of diluted EPS for 1999 because they were not dilutive. Additionally, convertible debentures totaling $6,930,000 and convertible at $12.50 per share into Class A common stock were excluded from all diluted EPS computations because they were not dilutive, and as a result, adjusted net earnings for diluted EPS is the same as net earnings for basic EPS.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 5 - Subordinated Debentures Payable and Extraordinary Item

Debentures outstanding are summarized as follows:

                                                                               At September 30,     At December 31,
        ($ in thousands)                                                             2000                1999
        --------------------------------------------------------------------------------------------------------------
        INTERVEST CORPORATION OF NEW YORK:
        Series 06/29/92 - interest at 2% above prime - due April 1, 2000                 $   -               $7,000
        Series 09/13/93 - interest at 2% above prime - due October 1, 2001                   -                8,000
        Series 01/28/94 - interest at 2% above prime - due April 1, 2002                     -                4,500
        Series 10/28/94 - interest at 2% above prime - due April 1, 2003                     -                4,500
        Series 05/12/95 - interest at 2% above prime - due April 1, 2004                 9,000                9,000
        Series 10/19/95 - interest at 2% above prime - due October 1, 2004               9,000                9,000
        Series 05/10/96 - interest at 2% above prime - due April 1, 2005                10,000               10,000
        Series 10/15/96 - interest at 2% above prime - due October 1, 2005               5,500                5,500
        Series 04/30/97 - interest at 1% above prime - due October 1, 2005               8,000                8,000
        Series 11/10/98 - interest at 8% fixed       - due January 1, 2001               1,400                1,400
        Series 11/10/98 - interest at 81/2% fixed    - due January 1, 2003               1,400                1,400
        Series 11/10/98 - interest at 9% fixed       - due January 1, 2005               2,600                2,600
        Series 06/28/99 - interest at 8% fixed       - due July 1, 2002                  2,500                2,500
        Series 06/28/99 - interest at 81/2% fixed    - due July 1, 2004                  2,000                2,000
        Series 06/28/99 - interest at 9% fixed       - due July 1, 2006                  2,000                2,000
                                                                                --------------------------------------
                                                                                        53,400               77,400
        INTERVEST BANCSHARES CORPORATION:
        Series 05/14/98 - interest at 8% fixed       - due July 1, 2008                  6,930                6,930
        --------------------------------------------------------------------------------------------------------------
                                                                                       $60,330              $84,330
        --------------------------------------------------------------------------------------------------------------

The "Prime" in the preceding table refers to the prime rate of Chase Manhattan Bank, which was 9.5% on September 30 and June 30, 2000, 9.0% on March 31, 2000 and 8.50% at December 31, 1999.

In the first half of 2000, Intervest Corporation of New York's Series 6/29/92, 9/13/93, 1/28/94 and 10/28/94 debentures totaling $24,000,000 in principal were redeemed prior to maturity for the outstanding principal amount plus accrued interest aggregating $3,970,000. In connection with these early redemptions, $382,000 of unamortized deferred debenture offering costs was charged to expense in the second quarter of 2000 and reported as an extraordinary charge, net of a tax benefit of $176,000, in the condensed consolidated statement of earnings for the nine-months ended September 30, 2000.

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

All the debentures may be redeemed, in whole or in part, at any time at the option of the Intervest Corporation of New York, for face value, except for certain for Series 11/10/98 debentures due January 1, 2003 and 2005, which would be at a premium of 1% if the redemption is prior to January 1, 2001. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

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

Scheduled contractual maturities of all debentures as of September 30, 2000 are summarized as follows:

   ($ in thousands)                                Principal    Accrued Interest
   -----------------------------------------------------------------------------
   For the three-months ended December 31, 2000        $   -                $  -
   For the year ended December 31, 2001                1,400                 216
   For the year ended December 31, 2002                2,500                 240
   For the year ended December 31, 2003                1,400                 230
   For the year ended December 31, 2004               20,000               3,155
   Thereafter                                         35,030               3,116
   -----------------------------------------------------------------------------
                                                     $60,330              $6,957
   -----------------------------------------------------------------------------

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined by the regulations. Management believes, as of September 30, 2000, that the Company, Intervest Bank and Intervest National Bank met all capital adequacy requirements to which they are subject.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 7 - Regulatory Matters, Continued

As of  September  30, 2000,  the most recent  notification  from the  regulators categorized the Banks as well-capitalized institutions under regulatory framework for prompt corrective action. Management believes that there are no current conditions or events outstanding that would change the designations from well capitalized.

The tables below present information regarding the Company's (consolidated) and the Banks' capital adequacy.

                                             Actual             Minimum           To Be Considered
                                             Ratios           Requirement         Well Capitalized
                                             ------           -----------         ----------------
    Consolidated
    ------------
    Total capital to risk-weighted assets    12.72%             8.00%                    NA
    Tier 1 capital to risk-weighted assets   11.78%             4.00%                    NA
    Tier 1 capital to total average assets -
    leverage ratio                            8.97%             4.00%                    NA

    Intervest Bank
    --------------
    Total capital to risk-weighted assets    11.00%             8.00%                   10.00%
    Tier 1 capital to risk-weighted assets    9.74%             4.00%                    6.00%
    Tier 1 capital to total average assets -  6.62%             4.00%                    5.00%
    leverage ratio

    Intervest National Bank
    -----------------------
    Total capital to risk-weighted assets    14.24%             8.00%                   10.00%
    Tier 1 capital to risk-weighted assets   13.34%             4.00%                    6.00%
    Tier 1 capital to total average assets - 11.01%             4.00%                    5.00%
    leverage ratio


On June 15, 2000, Intervest National Bank and its primary regulator, the Office of the Comptroller of the Currency of the United States of America entered into a Memorandum of Understanding ("MOU"). The MOU is a formal written agreement whereby, among other things, Intervest National Bank shall review, revise, develop and implement various policies and procedures with respect to its lending and credit underwriting. Management has implemented various actions towards bringing Intervest National Bank into full compliance with the MOU.

                Intervest Bancshares Corporation and Subsidiaries

               Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2000, and for the three- and nine-month periods then ended presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants

The Board of Directors
Intervest Bancshares Corporation and Subsidiaries
New York, New York:

         We have reviewed the condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of September 30, 2000, and the related condensed consolidated statements of earnings for the three- and nine-month periods then ended and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the nine-month period then ended included in this report. These financial statements are the responsibility of the Company's management.

         We were furnished with the report of other accountants on their review of the interim financial information of Intervest Corporation of New York, whose total assets as of September 30, 2000, constituted 17.7% of the related consolidated total, and whose interest income, noninterest income and net income for the three- and nine-month periods then ended constituted 24.2%, 60.4% and 22.3%; and 28.1%, 42.5% and 1.3%, respectively, of the related consolidated totals for each period.

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

HACKER, JOHNSON & SMITH PA
Tampa, Florida
November 10, 2000

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

The Company reported that its net earnings increased 83% to $929,000, or $0.24 per fully diluted share, in the third quarter of 2000, from $508,000, or $0.13 per fully diluted share, in the third quarter of 1999. Higher earnings were primarily due to a $475,000 increase in net interest income and a $223,000 decline in the provision for loan loss reserves, partially offset by a $318,000 increase in the provision for income taxes.

Earnings from Intervest National Bank and Intervest Bank, the Company's banking subsidiaries, increased from the same period a year ago. Intervest National Bank's net earnings increased to $182,000 in the third quarter of 2000, from a net loss of $126,000 in the same quarter of 1999 (Intervest National Bank opened for business on April 1, 1999). Intervest Bank's net earnings increased to $529,000 in the third quarter of 2000, from $421,000 in the same quarter of 1999. At September 30, 2000, Intervest National Bank's total assets were $112,727,000 and Intervest Bank's total assets were $205,492,000.

For the nine-months ended September 30, 2000, net earnings increased to $1,750,000, or $0.45 per fully diluted share, from $1,341,000, or $0.32 per fully diluted share, for the same period of 1999. The improvement was due to a $977,000 increase in net interest income and a $313,000 decline in the provision for loan loss reserves. These items were partially offset by approximately $210,000 of nonrecurring expenses associated with the acquisition of Intervest Corporation of New York, increased operating expenses resulting from a full nine-months of operations of Intervest National Bank and a $239,000 increase in the provision for income taxes.

Selected information about the Holding Company and its subsidiaries at September 30, 2000 and for the quarter and nine-months ended September 30, 2000, follows in the table below:

                                                                                                     Intervest
                                                                                        Intervest   Corporation
                                                               Holding      Intervest    National       of          Consolidated
  ($ in thousands)                                             Company         Bank        Bank      New York        Amounts (1)
  -----------------------------------------------------------------------------------------------------------------------------
  Total assets                                                 $44,068     $205,492     $112,727       $69,639        $394,036
  Total cash and cash equivalents                                2,456        2,760       13,796        10,952          27,360
  Total securities, net                                              -       75,446       16,527             -          91,377
  Total loans, net of unearned fees and loan loss reserves       5,697      119,551       78,283        55,464         258,995
  Total deposit liabilities                                          -      186,530       98,048             -         281,734
  Total debentures payable and related accrued interest          8,300            -            -        58,987          67,287
  Total stockholders' equity                                    35,618       14,241       11,874         9,162          35,618
  Net earnings for the quarter ended                                11          529          182           207             929
  Net earnings (loss) for the nine-months ended                   (148)       1,495          381            22           1,750
  Number of full-service banking offices                             -            5            1             -               6
  -----------------------------------------------------------------------------------------------------------------------------

 (1) Consolidated amounts exclude intercompany balances and therefore the individual amounts may not total.

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

Overview
--------

Total assets at September 30, 2000 increased to $394,036,000, from $340,481,000 at December 31, 1999. The increase reflected new mortgage loans originated and purchases of new security investments. These increases were funded by growth in certificate of deposit accounts.

Total liabilities at September 30, 2000 increased to $358,418,000, from $306,877,000 at December 31, 1999, due to growth in certificate of deposit accounts. The increase in deposits was partially offset by the retirement of certain debentures payable and the repayment of federal funds purchased.

Stockholders' equity increased to $35,618,000 at September 30, 2000, from $33,604,000 at year-end 1999. The increase reflected earnings for the nine-months ended September 30, 2000 and the issuance of common stock in connection with a stock award and the exercise of warrants. Book value per common share increased to $9.13 per share at September 30, 2000, from $8.76 at December 31, 1999.

The Company's balance sheet was comprised of the following:

                                                      At September 30, 2000                       At December 31, 1999
                                                 -------------------------------          -----------------------------------
                                                    Carrying          % of                      Carrying           % of
($ in thousands)                                      Value       Total Assets                   Value         Total Assets
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                           $ 27,360          7.0%                       $32,095           9.4%
Interest-earning time deposits with banks              2,050          0.5                              -             -
Securities, net                                       91,973         23.3                         83,640          24.6
Loans receivable, net                                258,995         65.7                        210,444          61.8
All other assets                                      13,658          3.5                         14,302           4.2
------------------------------------------------------------------------------------------------------------------------------
Total assets                                        $394,036        100.0%                      $340,481         100.0%
------------------------------------------------------------------------------------------------------------------------------
Deposits                                            $281,734         71.5                       $201,080          59.1%
Federal funds purchased                                    -            -                          6,955           2.0
Debentures payable                                    60,330         15.3                         84,330          24.8
Accrued interest payable on debentures                 6,957          1.8                          8,092           2.3
All other liabilities                                  9,397          2.4                          6,420           1.9
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    358,418         91.0                        306,877          90.1
------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                  35,618          9.0                         33,604           9.9
------------------------------------------------ -----------------------------------------------------------------------------
Total liabilities and stockholders' equity          $394,036        100.0%                      $340,481         100.0%
------------------------------------------------ -----------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

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

Securities
----------

Securities which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Securities held to maturity totaled $91,377,000 at September 30, 2000, compared to $83,132,000 at December 31, 1999. The increase reflected additional purchases. The portfolio consists of fixed-rate debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Most of the securities have terms that allow the issuer the right to call or prepay its obligation without prepayment penalty.

In order for the Banks to be members of the Federal Reserve Banking System, the Banks maintain an investment in the capital stock of the Federal Reserve Bank, which pays a dividend that is currently 6%. The amount of the investment, which amounted to $596,000 at September 30, 2000 and $508,000 at year-end 1999, fluctuates based on each Bank's capital level.

Loans Receivable
----------------

Loans receivable, before the allowance for loan loss reserves, increased to $261,780,000 at September 30, 2000, from $212,937,000 at December 31, 1999. The increase was due to new commercial and multifamily real estate loan originations, partially offset by principal repayments. Commercial real estate and multifamily real estate properties collateralized almost all of the loans in the Company's loan portfolio.

At September 30, 2000 and December 31, 1999, the Company did not have any loans on a nonaccrual status or classified as impaired.

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

At September 30, 2000, the allowance amounted to $2,785,000, compared to $2,493,000 at year-end 1999. The increase in the allowance was due to new loan originations. The allowance represented 1.06% of total loans outstanding at September 30, 2000, compared to 1.17% at December 31, 1999.

All Other Assets
----------------

The following table shows the composition of all other assets:

                                                      At Sept 30,     At Dec 31,
     ($ in thousands)                                   2000            1999
    ----------------------------------------------------------------------------
     Accrued interest receivable                        $ 2,811         $ 1,995
     Loan fees receivable                                 1,181             839
     Premises and equipment, net                          5,656           5,863
     Deferred income tax asset                              979             936
     Deferred debenture offering costs                    2,757           3,721
     All other                                              274             948
    ----------------------------------------------------------------------------
                                                       $ 13,658         $14,302
    ----------------------------------------------------------------------------

Accrued interest receivable fluctuates based on the amount of loans, investments and other interest-earning assets outstanding.

Loan fees receivable are fees due to the Company in accordance with the terms of mortgage loans. Such amounts are generally due upon the full repayment of the loan. This fee is recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan.

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

Deposit Liabilities
-------------------

Deposit liabilities increased to $281,734,000 at September 30, 2000, from $201,080,000 at December 31, 1999, due to growth in certificate of deposit accounts. At September 30, 2000, certificate of deposit accounts totaled $202,350,000 and demand deposit, savings, NOW and money-market accounts aggregated $79,384,000. The same categories of deposit accounts totaled $122,794,000 and $78,286,000, respectively, at December 31, 1999. Certificate of deposit accounts represented 72% of total deposits at September 30, 2000, compared to 61% at year-end 1999.

Federal Funds Purchased
-----------------------

From time to time, the Banks purchase Federal funds to manage their liquidity needs. At September 30, 2000, there were no outstanding funds, compared to $6,955,000 outstanding at December 31, 1999.

Debentures Payable and Accrued Interest Payable on Debentures
-------------------------------------------------------------

At September 30, 2000, debentures payable amounted to $60,330,000, compared to $84,330,000 at year-end 1999. In the first half of 2000, Intervest Corporation of New York's Series 6/29/92, 9/13/93, 1/28/94 and 10/28/94 debentures totaling $24,000,000 in principal amount were redeemed prior to maturity for the outstanding principal amount plus accrued interest aggregating $3,970,000.

At September 30, 2000, debentures payable consisted of $53,400,000 of Intervest Corporation of New York's registered floating and fixed-rate subordinated debentures and $6,930,000 of the Holding Company's fixed-rate convertible subordinated debentures. From time to time, Intervest Corporation of New York has issued debentures and the proceeds were used for the origination and purchase of commercial and multifamily mortgage loans. The Holding Company has issued debentures to raise funds for working capital purposes.

At September 30, 2000, accrued interest payable on debentures amounted to $6,957,000, compared to $8,092,000 at year-end 1999. The decline reflected the early retirement of the debentures discussed above, partially offset by additional accruals. The accrued interest at September 30, 2000 is payable at the maturity of various debentures. For a further discussion of the debentures, including conversion prices and redemption premiums, see note 5 to the condensed consolidated financial statements.

All Other Liabilities
---------------------

The following table shows the composition of all other liabilities:

                                                         At              At
                                                   September 30,    December 31,
 ($ in thousands)                                      2000              1999
 ---------------------------------------------- --------------- ----------------
 Mortgage escrow funds payable                         $6,132            $3,375
 Accrued interest payable on deposits                     712               461
 Official checks outstanding                            1,357             1,821
 All other                                              1,196               763
 ---------------------------------------------- --------------- ----------------
                                                       $9,397            $6,420
 ---------------------------------------------- --------------- ----------------

Mortgage escrow funds payable represent advance payments made by borrowers for real estate taxes and insurance that are remitted by the Company to third parties. The increase reflects the timing of payments to taxing authorities as well as the growth in the loan portfolio. The level of official checks outstanding varies and fluctuates based on banking activity.

Stockholders' Equity and Regulatory Capital
-------------------------------------------

Stockholders' equity increased to $35,618,000 at September 30, 2000, from $33,604,000 at December 31, 1999. The increase was almost entirely due to net earnings of $1,750,000 and the issuance of 62,750 shares of common stock. The issuance of common stock resulted, net of issuance costs, in a $245,000 aggregate increase in stockholders' equity. The shares were issued as follows:
12,750 shares of Class A common stock upon the exercise of Class A warrants; and 50,000 shares of Class B common stock issued in connection with the merger. (See note 2 to the condensed consolidated financial statements for a further discussion of the stock issued in connection with the merger.)

Intervest Bank and Intervest National Bank are both well-capitalized institutions as defined by FDIC regulations. (See note 7 to the condensed consolidated financial statements for capital ratios.) On June 15, 2000, Intervest National Bank and its primary regulator, the Office of the Comptroller of the Currency of the United States of America entered into a Memorandum of Understanding ("MOU"). The MOU is a formal written agreement whereby, among other things, Intervest National Bank shall review, revise, develop and implement various policies and procedures with respect to its lending and credit underwriting. Management has implemented various actions towards bringing Intervest National Bank into full compliance with the MOU.

Liquidity and Capital Resources
-------------------------------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet requirements for operations, loan commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Banks' offices; satisfactions and repayments of loans; the maturities and calls of securities; and cash provided by operating activities. From time to time, the Banks may also utilize the Federal funds market.

From time to time, Intervest Corporation of New York has issued debentures and the proceeds have been used for the origination and purchase of commercial and multifamily mortgage loans. The Holding Company has also issued debentures to raise funds for working capital purposes. In the first half of 2000, Intervest Corporation of New York repaid $24,000,000 of debentures plus accrued interest of $3,970,000 to debenture holders. Adequate funds were maintained to retire these debentures.

At September 30, 2000, the Company's total commitment to lend aggregated approximately $14,922,000. Based on its cash flow projections, the Company believes that it can fund all of its outstanding lending commitments and maturing liabilities from the aforementioned sources of funds. For information about the cash flows from the Company's operating, investing and financing activities, see the condensed consolidated statements of cash flows in this report.

Interest Rate Risk
------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The primary objective of the Company's asset/liability management strategy is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate
sensitivity.   At  September   30,  2000,   the  Company's   one-year   negative
interest-rate sensitivity gap was $31,503,000, or 8% of total assets, compared to $80,693,000, or 23.7%, at December 31, 1999. The decline in the negative gap was largely due to the retirement of debentures as well as new variable-rate loan originations.

In computing the gap, the Company treats interest checking, money market and savings deposit accounts as immediately repricing. For a further discussion of interest rate risk and gap analysis, including the assumptions used in developing the one-year gap position, see the Company's 1999 Annual Report on Form 10-KSB, pages 28 and 29.

Comparison of Results of Operations for the Quarters Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

Overview
--------

Net earnings for the third quarter of 2000 increased to $929,000, or $0.24 per fully diluted share, from $508,000, or $0.13 per fully diluted share, for the third quarter of 1999. The improvement was primarily due to a $475,000 increase in net interest and dividend income and a $223,000 decline in the provision for loan loss reserves, partially offset by a $318,000 increase in the provision for income taxes.

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

                                                                             For the Quarter Ended
                                                  ----------------------------------------------------------------------------
                                                          September 30, 2000                       September 30, 1999
                                                  ----------------------------------------------------------------------------
                                                     Average      Interest    Yield/         Average      Interest    Yield/
($ in thousands)                                     Balance     Inc./Exp.     Rate          Balance     Inc./Exp.     Rate
------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans                                               $257,592      $6,538     10.10%          $171,578     $4,775     11.04%
   Securities                                            97,514       1,462      5.96            107,193      1,548      5.73
   Other interest-earning assets                         19,671         324      6.55             14,627        164      4.45
------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                           374,777      $8,324      8.84%           293,398     $6,487      8.77%
------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                               13,378                                   13,647
------------------------------------------------------------------------------------------------------------------------------
Total assets                                           $388,155                                 $307,045
------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Checking deposits                                    $ 7,714        $ 58      2.99%           $ 7,380       $ 56      3.01%
   Savings deposits                                      17,341         233      5.35             23,113        242      4.15
   Money-market deposits                                 51,294         701      5.44             46,795        525      4.45
   Certificates of deposit                              193,640       3,082      6.33             95,864      1,325      5.48
                                                  ----------------------------------------------------------------------------
   Total deposit accounts                               269,989       4,074      6.00            173,152      2,148      4.92
   Federal funds purchased                                    -           -         -                214          3      5.56
   Debentures and accrued interest payable               67,336       1,869     11.04             91,331      2,430     10.56
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                      337,325      $5,943      7.01%           264,697     $4,581      6.87%
------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                              6,766                                    3,685
Noninterest-bearing liabilities                           8,940                                    6,302
Stockholders' equity                                     35,124                                   32,361
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $388,155                                 $307,045
------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                              $2,381      1.83%                       $1,906      1.90%
------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                      $37,452                  2.53%           $28,701                 2.58%
------------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                  1.11x                                    1.11x
------------------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets (1)                            0.96%                                    0.66%
  Return on average equity  (1)                          10.58%                                    6.28%
  Noninterest expense to average assets (1)               1.11%                                    1.31%
  Efficiency ratio                                       39.76%                                   47.20%
  Average stockholders' equity to average assets          9.05%                                   10.54%
-------------------------------------------------------------------------------------------------------------------------------

(1) Annualized

Net interest and dividend income increased to $2,381,000 in the third quarter of 2000, from $1,906,000 in the 1999 third quarter. The improvement was attributable to a $86,014,000 increase in the average loan portfolio, partially offset by a decline in the interest rate spread from 1.90% to 1.83%. The growth in the loan portfolio was funded by a $97,776,000 increase in average certificates of deposit.

The Company's cost of funds increased 14 basis points to 7.01% due to the rising interest rate environment, as evidenced by the Federal Reserve Board increasing the Federal Funds target rate on six occasions between June 1999 and June 2000, for a total increase of 175 basis points. The higher rate environment resulted in higher rates paid by the Company on its deposit accounts and floating-rate debentures, as well as an increase in depositors' preference for certificate of deposit accounts. Such accounts normally pay a higher rate than savings and money-market accounts.

The Company's yield on earning assets increased 7 basis points to 8.84%. This increase was a function of increased loan originations and higher yields earned on investment securities and other short-term investments, partially offset by a decline in the average yield earned on the loan portfolio. Despite the higher interest rate environment, the average yield on the loan portfolio declined due to competitive lending conditions. The competitive lending conditions resulted in originations of new loans with lower interest rates than the average yield of the existing portfolio, as well as prepayments of higher-yielding loans. The effect of loan prepayments as well as new loans with lower rates was offset to some degree by rate increases on floating-rate loans.

Provision for Loan Loss Reserves
--------------------------------

The provision is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors that are discussed in note 3 to the condensed consolidated financial statements. The provision amounted to $47,000 in the third quarter of 2000, compared to $270,000 in the third quarter of 1999.

Noninterest Income
------------------

Noninterest income was $338,000 in the third quarter of 2000, compared to $219,000 in the third quarter of 1999, or a $119,000 increase. Noninterest income includes fees from customer service charges and income from mortgage lending activities, which are comprised of loan prepayment fees, fees earned on expired loan commitments, and loan service, inspection and maintenance charges. The increase from the prior year quarter was primarily due to higher loan prepayment fee income.

Noninterest Expenses
--------------------

Noninterest expenses were $1,081,000 in the third quarter of 2000, compared to $1,003,000 in the third quarter of 1999, or a $78,000 increase. The increase was primarily due to normal salary increases and a higher level of professional fees and services.

Provision for Income Taxes
--------------------------

The provision for income taxes increased to $662,000 in the third quarter of 2000, from $344,000 in the same period of 1999, primarily due to higher pre-tax earnings. The Company's effective tax rate (inclusive of state and local taxes) amounted to 41.6% in the 2000 period, compared to 40.4% in the 1999 period.

Comparison of Results of Operations for the Nine-Months Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

Overview
--------

For the first nine months of 2000, net earnings increased to $1,750,000, or $0.45 per fully diluted share, from $1,341,000, or $0.32 per fully diluted share, for the same period of 1999. The improvement was due to a $977,000 increase in net interest and dividend income and a $313,000 decline in the provision for loan loss reserves. These items were partially offset by a $466,000 increase in noninterest expenses and a $239,000 increase in the provision for income taxes.

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

                                                                           For the Nine-Months Ended
                                                  -----------------------------------------------------------------------------
                                                          September 30, 2000                       September 30, 1999
                                                  -----------------------------------------------------------------------------
                                                     Average      Interest    Yield/         Average      Interest    Yield/
($ in thousands)                                     Balance     Inc./Exp.     Rate          Balance     Inc./Exp.     Rate
-------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans                                               $244,990     $18,214     9.93%           $166,830     $13,772    11.04%
   Securities                                            99,442       4,413     5.93             108,429       4,560     5.62
   Other interest-earning assets                         13,209         611     6.18              13,467         435     4.32
-------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                           357,641     $23,238    8.68%             288,726     $18,767     8.69%
-------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                               13,787                                   12,694
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                           $371,428                                 $301,420
-------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Checking deposits                                    $ 7,589       $ 172     3.03%            $ 7,516       $ 174     3.10%
   Savings deposits                                      17,545         678     5.16              25,296         785     4.15
   Money-market deposits                                 51,900       2,074     5.34              40,021       1,318     4.40
   Certificates of deposit                              163,823       7,463     6.09              93,408       3,855     5.52
                                                  -----------------------------------------------------------------------------
   Total deposit accounts                               240,857      10,387     5.76             166,241       6,132     4.93
   Federal funds purchased                                3,321         146     5.87                 218           9     5.52
   Debentures and accrued interest payable               78,514       6,374    10.84              92,977       7,272    10.46
------------------------------------------------- -----------------------------------------------------------------------------
Total interest-bearing liabilities                      322,692     $16,907     7.00%            259,436     $13,413     6.91%
------------------------------------------------- -----------------------------------------------------------------------------
Noninterest-bearing deposits                              5,980                                    4,023
Noninterest-bearing liabilities                           8,297                                    6,069
Stockholders' equity                                     34,459                                   31,892
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $371,428                                 $301,420
-------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                              $6,331    1.68%                          $5,354     1.78%
-------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                      $34,949                 2.36%            $29,290                 2.48%
-------------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                  1.11x                                    1.11x
-------------------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets (1)                            0.63%                                   0.59%
  Return on average equity  (1)                           6.77%                                   5.61%
  Noninterest expense to average assets (1)               1.24%                                   1.33%
  Efficiency ratio                                       49.39%                                  48.87%
  Average stockholders' equity to average assets          9.28%                                  10.58%
-------------------------------------------------------------------------------------------------------------------------------

(1) Annualized

Net interest and dividend income increased to $6,331,000 in the first nine months of 2000, from $5,354,000 in the same period of 1999. The improvement was attributable to a $78,160,000 increase in the average loan portfolio, partially offset by a decline in the interest rate spread from 1.78% to 1.68%. The growth in the loan portfolio was funded primarily by a $74,616,000 increase in average deposits.

The Company's cost of funds increased 9 basis points to 7.00% due to the rising interest rate environment, as evidenced by the Federal Reserve Board increasing the Federal Funds target rate on six occasions between June 1999 and June 2000, for a total of 175 basis points. The higher rate environment resulted in higher rates paid by the Company on its deposit accounts and floating-rate debentures, as well as an increase in depositors' preference for certificate of deposit accounts. Such accounts normally pay a higher rate than savings and money-market accounts.

The Company's yield on earning assets declined 1 basis point to 8.68% due to a decline in the overall yield on the loan portfolio. Despite the higher interest rate environment, the average yield on the loan portfolio declined due to competitive lending conditions. The competitive lending conditions resulted in originations of new loans with lower interest rates than the average yield of the existing portfolio, as well as prepayments of higher-yielding loans. The effect of loan prepayments as well as new loans with lower rates was partially offset by rate increases on floating-rate loans and higher yields earned on investment securities and other short-term investments.

Provision for Loan Loss Reserves
--------------------------------

The provision is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors that are discussed in note 3 to the condensed consolidated financial statements in this report. The provision amounted to $292,000 in the first nine months of 2000, compared to $605,000 in the first nine months of 1999.

Noninterest Income
------------------

Noninterest income declined to $678,000 in the first nine months of 2000, from $776,000 in the first nine months of 1999, primarily due to lower income from mortgage lending activities. Noninterest income includes fees from customer service charges and income from mortgage lending activities, which are comprised of loan prepayment fees, fees earned on expired loan commitments, and loan service, inspection and maintenance charges.

Noninterest Expenses
--------------------

Noninterest expenses increased to $3,462,000 in the first nine months of 2000, from $2,996,000 in the first nine months of 1999. The increase was due to approximately $210,000 of nonrecurring expenses associated with the acquisition of Intervest Corporation of New York and increased operating expenses of Intervest National Bank, which was in business for the full nine months of 2000 versus six months for the 1999 period (Intervest National Bank opened on April 1, 1999). The increase in operating expenses reflected higher compensation and occupancy and equipment expenses. The nonrecurring expenses related to attorney fees, consulting fees, printing costs, and stock compensation expense (see note 2 to the condensed consolidated financial statements).

Provision for Income Taxes
--------------------------

The provision for income taxes amounted to $1,299,000 in the first nine months of 2000, compared to $1,060,000 in the same period of 1999, due to higher pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 39.9% in the 2000 period, compared to 41.9% in the 1999 period. The decline in the effective tax rate reflects lower New York State and City taxes generated from Intervest Corporation of New York's and the Holding Company's operations.

Extraordinary Item
------------------

In the second quarter of 2000, Intervest Corporation of New York redeemed its Series 9/13/93, 1/28/94 and 10/28/94 debentures aggregating $17,000,000 in principal amount prior to maturity for the outstanding principal plus accrued interest. In connection with these early redemptions, $382,000 of unamortized deferred debenture offering costs was charged to expense in the second quarter of 2000 and reported as an extraordinary charge, net of a tax benefit of
$176,000,  in  the  condensed  consolidated   statement  of  earnings  for  the
nine-months ended September 30, 2000.

Cumulative Effect of Change in Accounting Principle
---------------------------------------------------

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

Year 2000 Issue
---------------

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

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 1999.

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

(b)      No reports on Form 8-K were filed during the quarter ended
         September 30, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

Date:  November 10, 2000      By: /s/ Lowell S. Dansker
                              --------------------------------------------------
                                      Lowell S. Dansker, President and Treasurer
                                      (CFO)

Date:  November 10, 2000      By: /s/ Lawrence G. Bergman
                              --------------------------------------------------
                                      Lawrence G. Bergman, Vice President and
                                      Secretary