Form 10-K
period 2000-12-31
INTERVEST BANCSHARES CORP
filed 2001-03-06
CIK 927807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                             -----------------

                        Commission File Number 000-23377
                                               ---------

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-3699013
-----------------------------                           ------------------------
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

                                 (212) 218-2800
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes XX No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of February 23, 2001 there were 3,544,629 shares of the Registrant's Class A common stock and 355,000 shares of the Registrant's Class B common stock issued and outstanding. The aggregate market value of 1,201,479 shares of the Registrant's Class A common stock on February 23, 2001, which excludes 2,343,150 shares held by affiliates as a group, was $7,058,689. This value is based on the average bid and asked prices of $5.875 per share on February 23, 2001 of the Class A common stock on the NASDAQ Small Cap Market.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                Intervest Bancshares Corporation and Subsidiaries

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I
                                                                            Page
                                                                            ----
Item 1   Description of Business ...........................................   2

Item 2   Description of Properties..........................................  13

Item 3   Legal Proceedings..................................................  13

Item 4   Submission of Matters to a Vote of Security Holders................  13


Item 4A  Executive Officers and Other Key Employees.........................  13

PART II

Item 5   Market for Common Equity and Related Stockholder Matters...........  15

Item 6   Selected Financial Data............................................  16

Item 7   Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................  17

Item7A   Quantitative and Qualitative Disclosures About Market Risk.........  34

Item 8   Financial Statements and Supplementary Data........................  34

Item 9   Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure..........................  66

PART III

Item 10  Directors and Executive Officers...................................  66

Item 11  Executive Compensation.............................................. 66

Item 12  Security Ownership of Certain Beneficial Owners and Management...... 66

Item 13  Certain Relationships and Related Transactions...................... 66

PART IV

Item 14  Exhibits, Financial Statements Schedules and Reports on Form 8-K.... 66

Signatures................................................................... 68

                                     PART I
Item 1. Description of Business

General

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

The Company is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-K that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company's interest rate spread, other income or cash flow anticipated from the Company's operations, investment and lending activities; and changes in laws and regulations affecting banks and bank holding companies.

Intervest Bancshares Corporation
--------------------------------

Intervest Bancshares Corporation is a registered bank holding company (the "Holding Company") incorporated in 1993 under the laws of the State of Delaware. Its principal office is located at 10 Rockefeller Plaza, Suite 1015, New York, New York 10020, and its telephone number is 212-218-2800. The Holding Company's Class A common stock was approved for listing on the NASDAQ SmallCap Market (Symbol: IBCA) in November 1997. Prior to then, there had been no established trading market for the securities of the Holding Company. At December 31, 2000, the Holding Company owned 100% of the outstanding capital stock of Intervest National Bank, Intervest Bank and Intervest Corporation of New York (hereafter referred to collectively as the "Company," on a consolidated basis). Intervest Bank and Intervest National Bank may be referred to collectively as the "Banks."

At December 31, 2000, the Company had total assets of $416,927,000, net loans of $266,326,000, deposits of $300,241,000, debentures and related interest payable of $72,813,000, and stockholders' equity of $36,228,000, compared to total assets of $340,481,000, net loans of $212,937,000, deposits of $201,080,000, debentures and related interest payable of $92,422,000 and stockholders' equity of $33,604,000, at December 31,1999.

The Holding Company's primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. From time to time, the Holding Company sells debentures to raise funds for working capital purposes. The Holding Company is subject to examination and regulation by the Federal Reserve Board (FRB).

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

At December 31, 2000, Intervest Bank had total assets of $218,588,000, net loans of $127,553,000, deposits of $200,990,000, and stockholder's equity of
$14,496,000, compared to total assets of $189,477,000, net loans of $105,286,000, deposits of $166,969,000, and stockholder's equity of $12,746,000, at December 31, 1999.

Intervest National Bank is a nationally chartered commercial bank that opened for business on April 1, 1999. It is located at One Rockefeller Plaza in New York City and provides full commercial banking services, including Internet banking through its Web Site: www.intervestnatbank.com.

At December 31, 2000, Intervest National Bank had total assets of $117,384,000, net loans of $80,846,000, deposits of $101,266,000, and stockholder's equity of $13,110,000, compared to total assets of $57,562,000, net loans of $41,764,000, deposits of $47,475,000 and stockholder's equity of $8,493,000, at December 31, 1999.

The Banks conduct a personalized commercial and consumer banking business, which consists of attracting deposits from the areas served by their banking offices. Intervest National Bank also uses the Internet for attracting its deposits, which can attract deposit customers from within as well as outside its primary market area. The deposits, together with funds derived from other sources, are used to originate a variety of real estate, commercial and consumer loans and to purchase investment securities. The Banks emphasize multifamily and commercial residential real estate lending and also offer commercial and consumer loans.

The revenues of the Banks are primarily derived from interest and fees received from originating loans, and from interest and dividends earned on securities and other short-term investments. The principal sources of funds for the Banks' lending activities are deposits, repayment of loans, maturities and calls of securities and cash flow generated from operating activities. The Banks' principal expenses are interest paid on deposits and operating and general and administrative expenses.

Deposit flows and the rates paid thereon are influenced by interest rates on competing investments available to depositors and general market rates of interest. Lending activities are affected by the demand for real estate and other types of loans, interest rates at which such loans may be offered and other factors affecting the availability of funds to lend. The Banks face strong competition in the attraction of deposits and in the origination of loans. The Banks' deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent permitted by law.

As is the case with banking institutions generally, the Banks' operations are significantly influenced by general economic conditions and by related monetary and fiscal policies of banking regulatory agencies, including the FRB and FDIC. Intervest National Bank is also subject to the supervision, regulation and examination of the Office of the Comptroller of the Currency of the United States of America (OCC), while Intervest Bank is subject to the supervision, regulation and examination by the Florida Department of Banking and Finance.

On June 15, 2000, Intervest National Bank and its primary regulator, the OCC, entered into a Memorandum of Understanding. The memorandum is a formal written agreement whereby, among other things, Intervest National Bank shall review, revise, develop and implement various policies and procedures with respect to its lending and credit underwriting. Management has implemented various actions towards bringing Intervest National Bank into full compliance with the memorandum.

Intervest Corporation of New York
---------------------------------

Intervest Corporation of New York is in the business of investing primarily in commercial and multifamily real estate mortgage loans on income producing properties, such as office and commercial properties and multifamily residential apartment buildings. It also makes loans on other types of properties and may resell mortgages. Intervest Corporation of New York is located at 10 Rockefeller Plaza in New York City.

Intervest Corporation of New York was acquired on March 10, 2000, by the Holding Company. In the acquisition, all the outstanding capital stock of Intervest Corporation of New York was acquired in exchange for 1,250,000 shares of the Holding Company's Class A common stock. Former shareholders of Intervest Corporation of New York are officers and directors of Intervest Corporation of New York and the Holding Company. The acquisition was accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of both companies are combined and recorded at their historical cost amounts. Accordingly, all prior period financial information in this report on Form 10-K has been adjusted to include the accounts of Intervest Corporation of New York. All material intercompany accounts and transactions have been eliminated in consolidation.

At December 31, 2000, Intervest Corporation of New York had total assets of $74,860,000, net loans of $51,992,000, debentures and related interest payable of $64,347,000, and stockholder's equity of $9,269,000, compared to total assets of $98,740,000, net loans of $63,290,000, debentures and related interest payable of $84,600,000, and stockholder's equity of $12,140,000, at December 31, 1999. In 2000, Intervest Corporation of New York paid a $3,000,000 dividend to the Holding Company.

Intervest Corporation of New York's operations are significantly influenced by the movement of interest rates and by general economic conditions, particularly those in the New York City metropolitan area where most of the properties that secure its mortgage loans are concentrated.

Market Area

Intervest Bank's facilities are located in Pinellas County, which is the Bank's primary market area and the most populous county in the Tampa Bay area of Florida (with an estimated resident population of over 800,000 people). The area has many more seasonal residents. The Tampa Bay area is located on the West Coast of Florida, midway up the Florida peninsula. The major cities in the area are Tampa (Hillsborough County) and St. Petersburg and Clearwater (Pinellas County). Intervest Bank's deposit gathering and lending markets are concentrated in the communities surrounding its offices in Clearwater and South Pasadena, Florida. Management believes that its offices are located in an area serving small and mid-sized businesses and serving middle and upper income residential communities.

Intervest National Bank's facilities are located in Rockefeller Center in New York City and its primary market area is the New York City metropolitan region, and Manhattan in particular. Its deposit-gathering market also includes its Web Site on the Internet: www.intervestnatbank.com, which attracts deposit customers from both within and outside the Bank's primary market area.

Intervest Corporation of New York's lending activities have been concentrated in the New York City metropolitan region. It also makes loans in other states, including Connecticut, Florida, New Jersey, North Carolina, Pennsylvania, Virginia and Washington D.C.

During the last three years, the economy of the New York City metropolitan area has shown increased growth as evidenced by local employment growth statistics. Improvement can also be seen in the local real estate market as reflected in increased existing home sales and real estate values during the past few years.

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

In making its investments, Intervest Corporation of New York also experiences significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, limited partnerships and other lenders and investors engaged in purchasing mortgages or making real property investments with investment objectives similar in whole or part to its own. An increase in the general availability of funds may increase competition in the making of investments in mortgages and real property, and may reduce the yields available therefrom.

Asset Quality

The Banks seek to maintain a high level of asset quality when considering investments in securities and the originations of loans. In originating loans, the Banks place emphasis on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. The Banks' lending activities are conducted pursuant to written policies and defined lending limits. Depending on their type and size, certain loans must be reviewed and approved by a Loan Committee comprised of certain members of the Board of Directors prior to being originated. As part of its loan portfolio management strategy, loan-to-value ratios (the ratio that the original principal amount of the loan bears to the lower of the purchase price or appraised value of the property securing the loan at the time of origination) on new loans originated by the Banks typically do not exceed 80%. In addition, physical inspections of properties being considered for mortgage loans are made as part of the approval process.

Each Bank's Loan Committee, as well as its senior management and lending officers, concentrate their efforts and resources on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and ensure the existence and valuations of collateral. Each Bank also has in place a review process with the objective of quickly identifying, evaluating and initiating necessary corrective actions for any problem loans.

Intervest Corporation of New York does not have formal policies regarding the percentage of its assets that may be invested in any single mortgage, the type of mortgage loans and investments it can make, the geographic location of properties collateralizing those mortgages, limits as to loan-to-value ratios and the loan approval process.

There can be no assurance that a downturn in real estate values, as well as other economic factors, would not have an adverse impact on the Company's profitability. At December 31, 2000 and 1999, the Company did not have any nonperforming assets or impaired loans.

Lending Activities

The Company's lending activities include real estate loans and commercial and consumer loans. Real estate loans include primarily the origination of loans for commercial and multifamily properties. While the Bank's lending activities include single-family residential mortgages, such lending has not been emphasized. Commercial loans are originated for working capital funding. Consumer loans include those for the purchase of automobiles, boats, home improvements and investments.

At December 31, 2000, the Company's net loan portfolio amounted to $266,326,000 compared to $212,937,000 at December 31, 1999. At December 31, 2000 and 1999, the loan portfolio consisted predominantly of commercial and multifamily real estate mortgage loans.

Commercial and Multifamily Real Estate Mortgage Lending
-------------------------------------------------------

Almost all of the Company's current loan portfolio is comprised of loans secured by commercial and multifamily real estate, including rental and cooperative apartment buildings, office buildings and shopping centers.

Commercial and multifamily mortgage lending generally involves greater risk than 1-4 family residential lending. Such lending typically involves larger loan balances to single borrowers and repayment of loans secured by income producing properties is typically dependent upon the successful operation of the underlying real estate.

Mortgage loans on commercial and multifamily properties are normally originated for terms of no more than 20 years, many with variable interest rates that are based on the prime rate. Additionally, many loans have an interest rate floor which resets upward along with any increase in the loan's interest rate. This feature reduces the loan's interest rate exposure to periods of declining interest rates.

Mortgage loans on commercial and multifamily properties typically provide for periodic payments of interest and principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The majority of the mortgages owned by the Company provide for balloon payments at maturity, which means that a substantial part or the entire original principal amount is due in one lump sum payment at maturity. If the net revenue from the property is not sufficient to make all debt service payments due on the mortgage or, if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (by refinancing, sale or otherwise) to make the lump sum payment, the Company could sustain a loss on its investment in the mortgage loan. The Company's mortgage loans are generally not personal obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise.

Commercial Lending
------------------

The Banks offer a variety of commercial loan services including term loans, lines of credit and equipment financing. Short-to-medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital needs (including those secured by inventory, receivables and other assets), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The Banks' commercial loans are typically underwritten on the basis of the borrower's ability to make repayment from the cash flow of their business and are generally collateralized as discussed above. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

Consumer Lending
----------------

The Banks offer consumer loans including those for: the purchase of automobiles, recreation vehicles and boats; second mortgages; home improvements; home equity lines of credit; and personal loans (both collateralized and uncollateralized). Consumer loans typically have a short term and carry higher interest rates than other types of loans. In addition, consumer loans have additional risks of collectability when compared to traditional types of loans granted by commercial banks such as residential mortgage loans. In many instances, the Banks are required to rely on the borrower's ability to repay the loan from personal income sources, since the collateral may be of reduced value at the time of collection.

Loan Solicitation and Processing
--------------------------------

Loan originations are derived from the following: advertising in newspapers; referrals from mortgage brokers; existing customers and borrowers; walk-in customers; and through direct solicitation by the Company's officers.

The Company's underwriting procedures normally require the following: physical inspections by management of properties being considered for mortgage loans; mortgage title insurance, hazard insurance; and an appraisal of the property securing the loan to determine the property's adequacy as security performed by an appraiser approved by the Company. In addition, the Company analyzes relevant real property and financial factors, which in certain cases may include: the condition and use of the subject property; the property's income-producing capacity; and the quality, experience and creditworthiness of the property's owner.

For commercial and consumer loans, upon receipt of a loan application from a prospective borrower, a credit report and other verifications are obtained to substantiate specific information relating to the applicant's employment income and credit standing.

Real Estate Investing Activities

The Company, from time to time, may purchase equity interests in real property or it may acquire such an equity interest pursuant to a foreclosure upon a mortgage in the normal course of business. With respect to such equity interests in real estate, the Company may acquire and retain title to properties either directly or through a subsidiary. While no such transactions are presently pending, the Company would consider the expansion of its business through investments in or acquisitions of other companies engaged in real estate or mortgage business activities. While the Company has not previously made acquisitions of real property or managed income-producing property, its management has had substantial experience in the acquisition and management of properties and, in particular, multifamily residential properties.

Investment Activities

The Banks' investment policies and strategies are reviewed and approved by their respective Board of Directors and Investment Committees. The Company has historically purchased securities that are issued directly by the U.S. government or one of its agencies. Accordingly, the Company's investments in securities carry a significantly lower credit risk than its loan portfolio. To manage interest rate risk, the Company normally purchases securities that have adjustable rates or securities with fixed rates that have short- to intermediate-maturity terms. From time to time, a securities available-for-sale portfolio may be maintained to provide flexibility for implementing asset and liability management strategies. The Company does not engage in trading activities.

On December 31, 2000, Intervest Bank transferred its entire securities held-to-maturity portfolio (consisting of U.S. government agency securities with an estimated fair value of $74,789,000) to the securities available-for-sale portfolio. In 1999, there were no securities classified as available for sale.

Securities held to maturity totaled $20,970,000 at December 31, 2000, compared to $83,132,000 at December 31, 1999. At December 31, 2000, the held-to-maturity portfolio consisted of Intervest National Bank's holdings of U.S. government agency securities.

The Company also invests in various money-market instruments, including overnight and term federal funds, short-term bank commercial paper and certificate of deposits. These instruments are used to temporarily invest available funds resulting from deposit-gathering activities and normal cash flow from operations. Cash and short-term investments at December 31, 2000 amounted to $42,938,000, compared to $32,095,000 at December 31, 1999.

Deposit-Gathering Activities

The Banks' primary sources of funds consist of the following: retail deposits obtained through their branch offices and through the mail; amortization, satisfactions and repayments of loans; maturities and calls of securities; and cash generated by operating activities.

Deposit accounts are solicited from individuals, small businesses and professional firms located throughout the Banks' primary market areas through the offering of a broad variety of deposit services. Intervest National Bank also uses its Web Site on the Internet: www.intervestnatbank.com, which attracts deposit customers from both within and outside its primary market area. At December 31, 2000, deposit liabilities totaled $300,241,000, compared to $201,080,000 at December 31, 1999. Deposit services include the following:

certificates of deposit (including denominations of $100,000 or more); individual retirement accounts (IRAs); other time deposits; checking and other demand deposit accounts; negotiable order of withdrawal (NOW) accounts; savings accounts; and money-market accounts. Interest rates offered by the Banks on deposit accounts are normally competitive with those in the principal market area of each Bank. In addition, the determination of rates and terms also considers the Banks' liquidity requirements, growth goals, capital levels and federal regulations. Maturity terms, service fees and withdrawal penalties on deposit products are reviewed and established by the Banks on a periodic basis.

The Banks offer ATM services with access to local, state and national networks, wire transfers, direct deposit of payroll and social security checks and automated drafts for various accounts. In addition, Intervest Bank offers safe deposit boxes to its customers, while Intervest National Bank provides internet banking services. The Banks periodically review the scope of the banking products and services they offer consistent with market opportunities and available resources.

Other Sources of Funds

The Banks purchase federal funds from time to time to manage their liquidity needs. At December 31, 2000 there were no such funds outstanding, compared to $6,955,000 outstanding at December 31, 1999.

Intervest Bank has agreements with correspondent banks whereby it may borrow up to $6,000,000 on an unsecured basis. There were no outstanding borrowings under these agreements at December 31, 2000 or 1999.

Intervest Corporation of New York's' principal sources of funds consist of borrowings (through the sale of its debentures), mortgage repayments and cash flow generated from operations. At December 31, 2000, Intervest Corporation of New York had debentures outstanding of $57,150,000, compared to $77,400,000 at December 31, 1999. The Holding Company has sold debentures for working capital purposes. At December 31, 2000 and 1999, $6,930,000 of the Holding Company's debentures were outstanding. In February of 2001, the Holding Company completed the sale of additional debentures in the aggregate principal amount of $3,500,000. For a further discussion of all the debentures, including conversion prices and redemption premiums, see note 8 to the consolidated financial statements.

Employees

At December 31, 2000, the Company employed 49 full-time employees. The employees are not covered by a collective bargaining agreement and the Company believes its employee relations are good.

Federal and State Taxation

The Holding Company and its subsidiaries file a consolidated federal income tax return. The Holding Company, Intervest National Bank and Intervest Corporation of New York file consolidated state and city income tax returns in New York. The Holding Company also files state income tax returns in New Jersey and a franchise tax return in Delaware. Intervest Bank files a state income tax return in Florida. All the returns are filed on a calendar year basis.

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

Banks and bank holding companies are subject to federal and state income taxes in the same manner as other corporations. Florida taxes banks under primarily the same provisions as other corporations, while New York State and New York City taxable income is calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the "Code"), with some modifications required by state law.

Although the Banks' federal income tax liability is determined under provisions of the Code, which is applicable to all taxpayers, Sections 581 through 597 of the Code apply specifically to financial institutions. The two primary areas in which the treatment of financial institutions differs from the treatment of other corporations under the Code are in the areas of bond gains and losses and bad debt deductions. Bond gains and losses generated from the sale or exchange of portfolio instruments are generally treated for financial institutions as ordinary gains and losses as opposed to capital gains and losses for other corporations, as the Code considers bond portfolios held by banks to be inventory in a trade or business rather than capital assets. Banks are allowed a statutory method for calculating a reserve for bad debt deductions. Based on the asset size of the bank, a bank is permitted to maintain a bad debt reserve calculated on an experience method, based on chargeoffs and recoveries for the current and preceding five years, or a "grandfathered" base year reserve, if larger.

Investment in Subsidiaries

                                                 At December 31, 2000
                                                 --------------------             Subsidiaries
($ in thousands)                       % of                       Equity in       Earnings (Loss) for the
                                       Voting      Total          Underlying      Years Ended December 31,
Subsidiary                             Stock     Investment       Net Assets      2000        1999         1998
---------------------------            -----     ----------       ----------      ----        ----         ----
Intervest Bank                         100%       $14,496           $14,496      $2,002      $1,642      $1,149
Intervest National Bank                100%       $13,110           $13,110      $  617      $ (507)     $    -
Intervest Corporation of New York      100%       $ 9,269           $ 9,269      $  129      $  572      $  947

Intervest Corporation of New York paid a dividend of $3,000,000 to the Holding Company in 2000. There were no other dividends paid to the Holding Company in 2000, 1999 or 1998.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state laws and regulations that are intended to protect depositors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Holding Company and its subsidiaries.

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

The FRB monitors the capital adequacy of bank holding companies and uses risk-based capital adequacy guidelines to evaluate bank holding companies on a consolidated basis. The guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. At December 31, 2000, the Company's consolidated ratio of total capital to risk-weighted assets was 12.63% and its risk-based Tier 1 capital ratio was 11.72%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. The Holding Company's leverage ratio at December 31, 2000, was 8.75%.

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

Bank Regulation
---------------

Intervest Bank is a state-chartered banking corporation subject to the supervision of and examination by the FRB, the Florida Department of Banking and Finance and the FDIC. Intervest National Bank, as a national banking association, is subject to supervision, examination and regulation by the OCC, FRB and FDIC. These regulators have the power to: enjoin "unsafe or unsound practices;" require affirmative action to correct any conditions resulting from any violation or practice; issue an administrative order that can be judicially enforced; direct an increase in capital; restrict the growth of a bank; assess civil monetary penalties; and remove officers and directors.

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

The Banks are subject to Sections 23A and 23B of the Federal Reserve Act, which governs certain transactions, such as loans, extensions of credit, investments and purchases of assets between member banks and their affiliates, including their parent holding companies. These restrictions limit the transfer of funds to the Holding Company in the form of loans, extensions of credit, investment or purchases of assets ("Transfers"), and they require that the Banks' transactions with the Holding Company be on terms no less favorable to the Banks than comparable transactions between the Banks and unrelated third parties. Transfers by the Banks to the Holding Company are limited in amount to 10% of each Bank's capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of each Bank's capital and surplus. Furthermore, such loans and extensions of credit are also subject to various collateral requirements. These regulations and restrictions may limit the Holding Company's ability to obtain funds from the Banks for its cash needs, including funds for acquisitions, and the payment of dividends, interest and operating expenses.

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

Applicable law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under federal regulations, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank is considered (a) "undercapitalized " if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capitalized ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (b) "significantly undercapitalized" if a bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based Capital ratio of less than 3% or (iii) a leverage ratio of less than 3%, and (c) "critically undercapitalized" if a bank has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2000 and 1999, each Bank met the definition of a well-capitalized institution.

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

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of Default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. The Federal Community Reinvestment Act of 1977 ("CRA"), among other things, allows regulators to withhold approval of an acquisition or the establishment of a branch unless the applicant has performed satisfactorily under the CRA. Satisfactory performance means adequately meeting the credit needs of the communities the institution serves, including low and moderate income areas. The applicable federal regulators now regularly conduct CRA examinations to assess the performance of financial institutions. Intervest Bank has received a "satisfactory" rating in its most recent CRA examination. Intervest National Bank will be initially examined for CRA compliance in 2001.

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

Interstate Banking and Other Recent Legislation
-----------------------------------------------

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates the interstate expansion and consolidation of banking organizations by permitting bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state. The Act also permits interstate mergers of banks, with some limitations and the establishment of new branches on an interstate basis provided that such action is authorized by the law of the host state. The Gramm-Leach-Bliley Act was signed by the President on November 12, 1999. This new legislation permits banks, securities firms and insurance companies to affiliate under a common holding company structure. In addition to allowing new forms of financial services combinations, this Act clarifies how financial services conglomerates will be regulated by the different federal and state regulators. Additional legislative and regulatory proposals have been made and others can be expected. These include proposals designed to improve the overall the financial stability of the United States banking system, and to provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company.

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

Item 2.   Description of Properties

The office of the Holding Company and Intervest Corporation of New York is located in leased premises (of approximately 4,000 sq. ft.) on the tenth floor of 10 Rockefeller Plaza, New York, N.Y, 10020. The lease expires in September 2004.

Intervest National Bank's office is located on the third floor of One Rockefeller Plaza, New York, N.Y, 10020. The office consists of approximately 7,000 sq. ft. and has been leased through May 2008.

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

Item 3.   Legal Proceedings

The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of mortgage loans, and other issues incident to the Company's business. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2000, to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Item 4A. Executive Officers and Other Key Employees

     Jerome Dansker, age 82, serves as Chairman of the Board of Directors and Executive Vice President of Intervest Bancshares Corporation. He has served as Executive Vice President since 1994 and as Chairman of the Board since 1996. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a Law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker also serves as Chairman of the Board of Directors and Chairman of the Loan Committee of Intervest National Bank and as Director and Chairman of the Loan Committee of Intervest Bank. He is also Chairman of the Board of Directors and Executive Vice President of Intervest Corporation of New York.

     Lowell S. Dansker, age 50, serves as a Director, President and Treasurer of Intervest Bancshares Corporation, and has served in such capacities since the Company was organized in 1993. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a Law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker also serves as Chief Executive Officer, Director and a member of the Loan Committee of Intervest National Bank and as Co-Chairman of the Board of Directors and a member of the Loan Committee of Intervest Bank. He is also a Director, President and Treasurer of Intervest Corporation of New York.

     Lawrence G. Bergman, age 56, serves as a Director, Vice President and Secretary of Intervest Bancshares Corporation and has served in such capacities since the Company was organized in 1993. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University and a Master of Science in Engineering and a Ph.D. degree from The Johns Hopkins University. Mr. Bergman also serves as a Director and a member of the Loan Committee of Intervest National Bank and as Co-Chairman of the Board of Directors and a member of the Loan Committee of Intervest Bank. He is also a

Director, Vice-President and Secretary of Intervest Corporation of New York.

     Keith A. Olsen, age 47, serves as President of Intervest Bank and has served in such capacity since 1994. Prior to that, Mr. Olsen was a Senior Vice President of Intervest Bank since 1991. Mr. Olsen received an Associates degree from St. Petersburg Junior College and a Bachelors degree in Business Administration and Finance from the University of Florida, Gainesville. He is also a graduate of the Florida School of Banking of the University of Florida, Gainesville, the National School of Real Estate Finance of Ohio State University and the Graduate School of Banking of the South of Louisiana State University. Mr. Olsen has been in banking for more than 15 years and has served as a senior bank officer for more than 10 years.

     Petra H. Coover, age 54, serves as Senior Vice President of Lending of Intervest Bank and has served in such capacity since August 1999. Prior to that, Ms. Coover served as Vice President of Intervest Bank since 1994. Ms. Coover received a B.A. degree in business administration from Eckerd College. She has also attended The National School of Real Estate Finance of Ohio State University, the Commercial Lending School of the University of South Florida and the International Business Institute in the Netherlands. Ms. Coover has been a bank officer for more than 15 years.

     Charlotte H. Grant, age 62, serves as Senior Vice President and Chief Financial Officer of Intervest Bank and has served in that capacity since August 1999. Prior to that, Ms. Grant served as Vice President and Cashier of Intervest Bank since July 1998. Ms. Grant received a Bachelors degree from the University of South Florida and a Masters Degree from the University of Tampa. Ms. Grant is a Certified Public Accountant. Prior to joining Intervest Bank, Ms. Grant served as Chief Financial Officer of First Community Bank of America from October 1997 to July 1998 and as an Accountant in Practice with the firm of Hacker, Johnson and Smith, PA (the Company's auditors) from 1993 to 1997. Prior to that, Ms. Grant was a Manager of Financial Reporting for First Florida Bank.

     Raymond C. Sullivan, age 54, serves as President and Director of Intervest National Bank and has served in that capacity since April 1999. Prior to that, Mr. Sullivan was an employee of Intervest Bancshares Corporation from March 1998 to March 1999. Mr. Sullivan received an MBA degree from Fordham University, an M.S. degree from City College of New York and a B.A. degree from St. Francis College. Mr. Sullivan also has a Certificate in Advanced Graduate Study in Accounting from Pace University and is a graduate of the National School of Finance and Management. Mr. Sullivan has over 27 years of banking experience. Prior to joining the Company, Mr. Sullivan was the Operations Manager of the New York Agency Office of Banco Mercantile, C.A. from 1994 to 1997, a Senior Associate at LoBue Associates, Inc. from 1992 to 1993, and an Executive Vice President, Chief Operations Officer and Director of Central Federal Savings Bank from 1985 to 1992.

     John J. Arvonio, age 38, serves as Senior Vice President, Chief Financial Officer and Secretary of Intervest National Bank and has served in such capacity since September 2000. Prior to that, Mr. Arvonio served as Vice President, Controller and Secretary of Intervest National Bank since April 1999. Prior to that, Mr. Arvonio was an employee of Intervest Bancshares Corporation from April 1998 to March 1999. Mr. Arvonio received a B.B.A. degree from Iona College and is a Certified Public Accountant. Mr. Arvonio has over 12 years of banking experience. Prior to joining the Company, Mr. Arvonio served as Second Vice President, Technical Advisor and Assistant Controller for The Greater New York Savings Bank from 1992 to 1997. Prior to that, Mr. Arvonio was a Manager of Financial Reporting for the Leasing and Investment Banking Divisions of Citibank.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Securities

The Holding Company's Class A common stock is traded over the counter and quoted on the NASDAQ SmallCap Market under the symbol: IBCA. At December 31, 2000, there were approximately 700 holders of record of the Class A common stock, which includes persons or entities that hold their stock in nominee form or in street name through various brokerage firms. At December 31, 2000, there were four holders of record of Class B common stock. There is no public-trading market for the Class B common stock.

The high and low sales prices (as obtained from NASDAQ) for the Class A common stock by calendar quarter for 2000 and 1999 are as follows:

                                        2000                     1999
                                        ----                     ----
                                High             Low      High             Low
                                --------------------      --------------------
          First quarter         $7.00          $5.50      $11.00         $7.63
          Second quarter        $8.00          $4.75      $19.00         $7.81
          Third quarter         $7.00          $4.75      $ 9.75         $7.44
          Fourth quarter        $5.50          $3.38      $ 9.00         $5.06

Dividends

Class A and Class B common stockholders are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available for such purposes. The Holding Company has not paid any dividends on its capital stock and currently is not contemplating the payment of a dividend.

The Holding Company's ability to pay dividends is generally limited to earnings from the prior year, although retained earnings and dividends from its subsidiaries may also be used to pay dividends under certain circumstances. The primary source of funds for dividends payable by the Holding Company to its shareholders is the dividends received from its subsidiaries. The payment of dividends by a subsidiary to the Holding Company is determined by the subsidiary's Board of Directors and is dependent upon a number of factors, including the subsidiary's capital requirements, regulatory limitations, results of operations and financial condition.

There are also various legal limitations with respect to the Banks' financing or otherwise supplying funds to the Holding Company. In particular, under federal banking law, the Banks may not declare a dividend that exceeds undivided profits. In addition, the approval of the FRB, the OCC (in the case of Intervest National Bank) and the Florida Department of Banking and Finance (in the case of Intervest Bank), is required if the total amount of all dividends declared in any calendar year exceeds the Bank's net profits for that year, combined with its retained net profits for the preceding two years. The FRB also has the authority to limit further the payment of dividends by the Banks under certain circumstances. In addition, federal banking laws prohibit or restrict each Bank from extending credit to the Holding Company under certain circumstances. The FRB and the OCC have established certain financial and capital requirements that affect the ability of banks to pay dividends and also have the general authority to prohibit banks from engaging in unsafe or unsound practices in conducting business. Depending upon the financial condition of either Bank, the payment of cash dividends could be deemed to constitute such an unsafe or unsound practice.

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


Item 6.   Selected Consolidated Financial and Other Data
--------------------------------------------------------------------------------
                                                                             At or For The Year Ended December 31,
                                                               ---------------------------------------------------------------------
($ in thousands, except per share amounts)                            2000          1999          1998         1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Financial Condition Data:
Total assets...................................................   $416,927      $340,481      $300,080     $245,262      $196,867
Cash and cash equivalents......................................     42,938        32,095        40,977       24,043        23,038
Securities available for sale..................................     74,789             -             -            -             -
Securities held to maturity, net...............................     20,970        83,132        82,338       58,821        34,507
Loans receivable, net..........................................    266,326       212,937       164,986      150,832       129,676
Deposits.......................................................    300,241       201,080       170,420      130,412        93,228
Federal funds purchased........................................          -         6,955             -            -             -
Debentures and related accrued interest payable................     72,813        92,422        93,090       82,966        79,006
Stockholders' equity...........................................     36,228        33,604        31,112       28,142        19,822
Nonaccrual loans...............................................          -             -             -            -             -
Allowance for loan loss reserves...............................      2,768         2,493         1,662        1,173           811
Loan chargeoffs................................................          -             -             -            -            65
Loan recoveries................................................          -             1            10           10            33
------------------------------------------------------------------------------------------------------------------------------------
Operations Data:
Interest and dividend income...................................    $31,908       $25,501       $24,647     $ 19,807      $ 16,206
Interest expense...............................................     23,325        18,419        17,669       15,008        11,649
                                                                --------------------------------------------------------------------
Net interest and dividend income...............................      8,583         7,082         6,978        4,799         4,557
Provision for loan loss reserves...............................        275           830           479          352           250
                                                                --------------------------------------------------------------------
Net interest and dividend income after
     provision for loan loss reserves..........................      8,308         6,252         6,499        4,447         4,307
Noninterest income.............................................        983           900           700          382           414
Noninterest expenses...........................................      4,568         4,059         3,077        2,679         2,499
                                                                --------------------------------------------------------------------
Earnings before income taxes, extraordinary item
     and change in accounting principle........................      4,723         3,093         4,122        2,150         2,222
Provision for income taxes.....................................      1,909         1,198         1,740          860           967
                                                                --------------------------------------------------------------------
Earnings before extraordinary item and
     change in accounting principle............................      2,814         1,895         2,382        1,290         1,255
Extraordinary item, net of tax (1).............................       (206)            -             -            -             -
Cumulative effect of accounting change, net of tax (2).........          -          (128)            -            -             -
                                                                --------------------------------------------------------------------
Net earnings...................................................    $ 2,608       $ 1,767        $2,382      $ 1,290        $1,255
------------------------------------------------------------------------------------------------------------------------------------
Per Share Data:
Basic earnings per share.......................................    $  0.67        $ 0.47        $ 0.64      $  0.44        $ 0.43
Diluted earnings per share.....................................       0.67          0.44          0.54         0.39          0.43
Common book value per share....................................       9.29          8.76          8.33         7.66          6.84
Dividends per share............................................          -             -             -            -             -
------------------------------------------------------------------------------------------------------------------------------------
Other Data and Ratios:
Common shares outstanding......................................  3,899,629     3,836,879     3,734,515    3,674,415     2,900,000
Average common shares used to calculate:
     Basic earnings per share..................................  3,884,560     3,760,293     3,707,113    2,962,292     2,900,000
     Diluted earnings per share................................  3,884,560     4,020,118     4,723,516    3,322,459     2,900,000
Adjusted net earnings for diluted earnings per share...........     $2,608        $1,767        $2,554       $1,290        $1,255
Full-service banking offices...................................          5             5             5            4             4
Return on average assets.......................................       0.69%         0.57%         0.87%        0.59%         0.75%
Return on average equity.......................................       7.48%         5.48%         8.05%        6.00%         6.54%
Loans, net of unearned income to deposits......................      88.70%       105.90%        96.81%      115.66%       139.10%
Allowance for loan losses to total net loans...................       1.04%         1.17%         1.01%        0.78%         0.63%
Average stockholders' equity to average total assets...........       9.18%        10.37%        10.82%        9.86%        11.41%
Stockholders' equity to total assets...........................       8.69%         9.87%        10.37%       11.47%        10.07%
------------------------------------------------------------------------------------------------------------------------------------

(1)  Represents a charge, net of taxes, from the early retirement of debentures.
(2) Represents a charge, net of taxes, from the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Management's discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the Consolidated Financial Statements and Notes included in this report on Form 10-K.

Intervest Bancshares Corporation has three wholly owned subsidiaries - Intervest National Bank, Intervest Bank and Intervest Corporation of New York (hereafter referred to collectively as the "Company" on a consolidated basis). Intervest Bank and Intervest National Bank may be referred to collectively as the "Banks," and Intervest Bancshares Corporation may be referred to by itself as the "Holding Company."

The Holding Company's primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. From time to time, the Holding Company sells debentures to raise funds for working capital purposes.

Intervest National Bank is a nationally chartered, full-service commercial bank located in Rockefeller Center in New York City and it opened for business on April 1, 1999. Intervest Bank is a Florida state-chartered commercial bank with four banking offices in Clearwater, Florida and one in South Pasadena, Florida. The Banks conduct a personalized commercial and consumer banking business, which consists of attracting deposits from the areas served by their banking offices. Intervest National Bank also provides Internet banking services through its Web
Site: www.intervestnatbank.com, which can attract deposit customers from outside its primary market area. The deposits, together with funds derived from other sources, are used to originate a variety of real estate, commercial and consumer loans and to purchase investment securities. The Banks' emphasize multifamily and commercial residential lending.

Intervest Corporation of New York is located in Rockefeller Center in New York City and is in the business of originating and acquiring commercial and multifamily loans. On March 10, 2000, the Holding Company acquired all the outstanding capital stock of Intervest Corporation of New York in exchange for 1,250,000 shares of the Holding Company's Class A common stock. As a result of the acquisition, Intervest Corporation of New York became a wholly owned subsidiary of the Holding Company. Former shareholders of Intervest Corporation of New York are officers and directors of both the Holding Company and Intervest Corporation of New York. The acquisition was accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of both companies are combined and recorded at their historical cost amounts. Accordingly, all prior period financial information in this report on Form 10-K has been adjusted to include the accounts of Intervest Corporation of New York.

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

The Company's profitability is also affected by the level of its noninterest income and expenses, the provision for loan loss reserves, and its effective income tax rate. Noninterest income consists primarily of loan and other banking fees. Noninterest expense consists of compensation and benefits, occupancy and equipment related expenses, data processing expenses, advertising expense, deposit insurance premiums and other operating expenses. The Company's profitability is also significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

Comparison of Results of Operations for the Years Ended December 31, 2000 and 1999.

General
-------

The Company's net earnings for 2000 increased to $2,608,000, or $0.67 per fully diluted share, from $1,767,000, or $0.44 per fully diluted share in 1999, or a 48% year-to-year increase. Net earnings for 2000 represent the highest level of earnings reported by the Company since its inception in 1993. The growth in earnings from 1999 was primarily due to a $1,501,000 increase in net interest and dividend income and a $555,000 decrease in the provision for loan loss reserves. These items were partially offset by a $711,000 increase in the provision for income taxes, an increase in operating expenses of $299,000 resulting largely from a full year of operations of Intervest National Bank, and approximately $210,000 of nonrecurring expenses associated with the acquisition of Intervest Corporation of New York in March of 2000.

Selected information regarding results of operations for the Holding Company and its subsidiaries for 2000 follows:

                                                                           Intervest      Intervest      Inter-
                                                    Holding     Intervest   National    Corporation     company
($ in thousands)                                    Company          Bank       Bank    of New York    Balances    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                         $ 672        $15,104     $7,878        $8,519       $(265)        $31,908
Interest expense                                       686         10,303      4,965         7,636        (265)         23,325
                                                    --------------------------------------------------------------------------------
Net interest and dividend (expense) income             (14)         4,801      2,913           883           -           8,583
Provision (credit) for loan loss reserves               17            (93)       351             -           -             275
Noninterest income                                     165            347        132           563        (224)            983
Noninterest expenses                                   405          2,031      1,533           823        (224)          4,568
                                                    --------------------------------------------------------------------------------
(Loss) earnings before taxes and extraordinary item   (271)         3,210      1,161           623           -           4,723
(Credit) provision for income taxes                   (131)         1,208        544           288           -           1,909
Extraordinary item, net of tax                           -              -          -          (206)          -            (206)
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                  $(140)       $ 2,002     $  617        $  129      $    -         $ 2,608
------------------------------------------------------------------------------------------------------------------------------------

Net Interest and Dividend Income
--------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates. Net interest and dividend income increased to $8,583,000 in 2000, from $7,082,000 in 1999. The improvement was attributable to a $74,961,000 increase in the average loan portfolio, partially offset by a decline in the Company's interest rate spread from 1.69% to 1.64%. The growth in the loan portfolio was funded primarily by a $78,008,000 increase in average deposits.

The Company's cost of funds in 2000 increased 16 basis points to 7.04% due to the rising interest rate environment, as evidenced by the Federal Reserve Board increasing the federal funds target rate on six occasions between June 1999 and June 2000, for a total of 175 basis points. This resulted in higher rates paid for deposit accounts and floating-rate debentures, as well as an increase in depositors' preference for certificates of deposit accounts, which normally have higher rates than savings and money-market accounts.

The Company's yield on earning assets in 2000 increased 11 basis point to 8.68% due to higher yields earned on investment securities and other short-term investments, partially offset by a decline in the yield on the loan portfolio. Despite the higher rate environment, the average yield on the loan portfolio declined to 9.93% from 10.68%, due to competitive lending conditions (which resulted in originations of new loans with lower rates than the average yield of the portfolio in 1999, as well as prepayments of higher-yielding loans). The effect of the preceding was partially offset by rate increases on floating-rate loans.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2000 and 1999. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived mainly from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

                                                                         For the Year Ended December 31,
                                                                         --------------------------------
                                                                   2000                                    1999
                                                    -----------------------------------    ------------------------------------
                                                      Average     Interest    Yield/         Average      Interest    Yield/
 ($ in thousands)                                     Balance    Inc./Exp.     Rate          Balance     Inc./Exp.     Rate
 -----------------------------------------------------------------------------------------------------------------------------------
                      Assets
 Interest-earning assets:
      Loans                                           $250,941     $24,923     9.93%         $175,980      $18,794    10.68%
      Securities                                       101,532       6,056     5.96           108,336        6,123     5.65
      Other interest-earning assets                     14,925         929     6.22            13,089          584     4.46
 -----------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                         367,398     $31,908     8.68%          297,405      $25,501     8.57%
 -----------------------------------------------------------------------------------------------------------------------------------
 Noninterest-earning assets                             12,257                                 13,610
 -----------------------------------------------------------------------------------------------------------------------------------
 Total assets                                         $379,655                               $311,015
 -----------------------------------------------------------------------------------------------------------------------------------
       Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
    Interest checking  deposits                       $  7,611     $   232     3.05%         $  7,687      $   238     3.10%
    Savings deposits                                    17,070         897     5.25            25,160        1,059     4.21
    Money market deposits                               52,182       2,832     5.43            42,078        1,882     4.47
    Certificates of deposit                            175,552      10,892     6.20            99,482        5,524     5.55
                                                    --------------------------------------------------------------------------------
    Total deposit accounts                             252,415      14,853     5.88           174,407        8,703     4.99
    Federal funds purchased                              2,544         150     5.90               517           29     5.61
    Debentures and accrued interest payable             76,546       8,322    10.87            92,888        9,687    10.43
 -----------------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities                    331,505     $23,325     7.04%          267,812      $18,419     6.88%
 -----------------------------------------------------------------------------------------------------------------------------------
 Noninterest-bearing deposits                            5,696                                  4,436
 Noninterest-bearing liabilities                         7,599                                  6,529
 Stockholders' equity                                   34,855                                 32,238
 -----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity           $379,655                               $311,015
 -----------------------------------------------------------------------------------------------------------------------------------
 Net interest and dividend income/spread                           $ 8,583     1.64%                       $ 7,082     1.69%
 -----------------------------------------------------------------------------------------------------------------------------------
 Net interest-earning assets/margin                   $ 35,893                 2.34%         $ 29,593                  2.38%
 -----------------------------------------------------------------------------------------------------------------------------------
 Ratio of total interest-earning assets
    to total interest-bearing liabilities                1.11x                                  1.11x
 -----------------------------------------------------------------------------------------------------------------------------------

The following table provides information regarding changes in interest and dividend income and interest expense. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume),
(2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

                                                       For the Year Ended December 31, 2000 vs. 1999
                                                       ---------------------------------------------
                                                       Increase (Decrease) Due To Change In:
                                                       -------------------------------------
     ($ in thousands)                                    Rate      Volume   Rate/Volume     Total
     -------------------------------------------------------------------------------------------------------------
     Interest-earning assets:
        Loans                                        $(1,320)      $8,006      $(557)      $6,129
        Securities                                       336         (384)       (19)         (67)
        Other interest-earning assets                    230           82         33          345
     -------------------------------------------------------------------------------------------------------------
     Total interest-earning assets                      (754)       7,704       (543)       6,407
     -------------------------------------------------------------------------------------------------------------
     Interest-bearing liabilities:
        Interest checking deposits                        (4)          (2)         -           (6)
        Savings deposits                                 262         (341)       (83)        (162)
        Money-market deposits                            404          452         94          950
        Certificates of deposit                          647        4,222        499        5,368
                                                       -----------------------------------------------------------
        Total deposit accounts                         1,309        4,331        510        6,150
        Federal funds purchased                            1          114          6          121
        Debentures and accrued interest payable          409       (1,704)       (70)      (1,365)
     -------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                1,719        2,741        446        4,906
     -------------------------------------------------------------------------------------------------------------
     Net change in interest and dividend income      $(2,473)      $4,963      $(989)      $1,501
     -------------------------------------------------------------------------------------------------------------

Provision for Loan Loss Reserves
--------------------------------

The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors, including the level of outstanding loans. See the section "Comparison of Financial Condition at December 31, 2000 and 1999," for a discussion of these factors. The provision amounted to $275,000 in 2000, compared to $830,000 in 1999. The 1999 provision included $444,000 recorded by Intervest National Bank as its initial provision for loan loss reserves in conjunction with approximately $42,000,000 of new loan originations in 1999. At December 31, 2000 and 1999, the Company did not have any nonaccrual or impaired loans.

Noninterest Income
------------------

Noninterest income, which is comprised mainly of fees from customer service charges and income from mortgage lending activities, increased to $983,000 in 2000, from $900,000 in 1999. The increase was due to a higher level of income from the early repayment of loans, which consists of the recognition of unearned fees and discounts associated with such loans and the receipt of prepayment penalties in certain cases.

Noninterest Expenses
--------------------

Noninterest expenses increased to $4,568,000 in 2000, from $4,059,000 in 1999. The increase was due to approximately $210,000 of nonrecurring expenses (consisting of attorney and consulting fees, printing costs, and stock compensation) associated with the acquisition of Intervest Corporation of New York. The remaining $299,000 increase was due to higher compensation, occupancy and equipment expenses resulting from a full year of operations of Intervest National Bank in 2000, compared to nine months of operations in 1999.

Provision for Income Taxes
--------------------------

The provision for income taxes increased to $1,909,000 in 2000, from $1,198,000 in 1999, due to higher pre-tax earnings. The Company's effective tax rate (inclusive of state and local taxes) amounted to 40% in 2000, compared to 39% in 1999.

Extraordinary Item
------------------

In 2000, Intervest Corporation of New York redeemed debentures totaling $24,000,000 in principal prior to maturity for the outstanding principal amount plus accrued interest aggregating $3,970,000. In connection with these redemptions, $382,000 of unamortized deferred debenture offering costs was charged to expense and reported as an extraordinary charge, net of a tax benefit of $176,000, in the consolidated statement of earnings for the year ended December 31, 2000.

Cumulative Effect of Change in Accounting Principle
---------------------------------------------------

See the "Comparison of Results of Operations for the Years Ended December 31, 1999 and 1998" for a discussion of the change in accounting principle.

Comparison of Results of Operations for the Years Ended December 31, 1999 and 1998.

General
-------

The Company's net earnings for 1999 were $1,767,000, or $0.44 per fully diluted share, compared to $2,382,000, or $0.54 per fully diluted share, for 1998. The decline in net earnings was almost entirely due to the opening of Intervest National Bank. The new bank recorded a net loss from its initial nine-months of operations in 1999 of $507,000, which included $444,000 allocated to its initial provision for loan loss reserves, as well as a one-time net charge of $128,000 in connection with the required adoption of a new accounting standard related to the costs of start-up activities. Intervest National Bank opened for business on April 1, 1999.


Selected information  regarding results of operations of the Holding Company and its subsidiaries for 1999 follows:
                                                                           Intervest      Intervest      Inter-
                                                      Holding   Intervest   National    Corporation     company
($ in thousands)                                      Company        Bank       Bank    of New York    Balances    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                             $744     $12,827     $1,558        $10,552      $(180)         $25,501
Interest expense                                          637       8,106        806          9,050       (180)          18,419
                                                      ------------------------------------------------------------------------------
Net interest and dividend income                          107       4,721        752          1,502          -            7,082
(Credit) provision for loan loss reserves                 (42)        428        444              -          -              830
Noninterest income                                        159         346         42            444        (91)             900
Noninterest expenses                                      195       2,046      1,015            894        (91)           4,059
                                                      ------------------------------------------------------------------------------
Earnings (loss) before taxes
    and accounting change                                 113       2,593       (665)         1,052          -            3,093
Provision (credit) for income taxes                        53         951       (286)           480          -            1,198
Cumulative effect of change
    in accounting principle, net of tax                     -           -       (128)             -          -             (128)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                      $ 60     $ 1,642     $ (507)       $   572      $   -          $ 1,767
------------------------------------------------------------------------------------------------------------------------------------

Net Interest and Dividend Income
--------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest and dividend income increased to $7,082,000 in 1999, from $6,978,000 in 1998. The increase was due to a $37,944,000 increase in interest-earning assets, partially offset by a decline in the net interest margin from 2.69% in 1998, to 2.38% in 1999.

The decline in the margin was a function of a lower interest rate spread caused by the yield on the Company's earning assets declining at faster pace than its cost of funds. The yield on earning assets declined by 93 basis points to 8.57% in 1999, largely due to a lower yield on the loan portfolio, as well as an increase in securities and short-term investments as a percentage of total interest-earning assets. Securities and short-term investments have a lower yield than the Company's loan portfolio. The Company's cost of funds declined by 65 basis points in 1999 to 6.88%, due to a decline in the average cost of deposits and debentures payable.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 1999 and 1998. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived mainly from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.


                                                                          For the Year Ended December 31,
                                                                          --------------------------------
                                                                  1999                                         1998
                                                   --------------------------------------     --------------------------------------
                                                     Average      Interest    Yield/         Average      Interest    Yield/
($ in thousands)                                     Balance     Inc./Exp.     Rate          Balance     Inc./Exp.     Rate
------------------------------------------------------------------------------------------------------------------------------------
                     Assets
Interest-earning assets:
   Loans                                             $175,980      $18,794    10.68%         $170,675      $19,383     11.36%
   Securities                                         108,336        6,123     5.65            79,539        4,816      6.05
   Other interest-earning assets                       13,089          584     4.46             9,247          448      4.46
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                         297,405      $25,501     8.57%          259,461      $24,647      9.50%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             13,610                                  14,276
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                         $311,015                                $273,737
------------------------------------------------------------------------------------------------------------------------------------
      Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest checking deposits                         $ 7,687      $   238     3.10%         $  5,286      $   216      4.09%
   Savings deposits                                    25,160        1,059     4.21            17,210          832      4.83
   Money market deposits                               42,078        1,882     4.47            22,855        1,079      4.72
   Certificates of deposit                             99,482        5,524     5.55           101,547        5,821      5.73
                                                   ---------------------------------------------------------------------------------
   Total deposit accounts                             174,407        8,703     4.99           146,898        7,948      5.41
   Federal funds purchased                                517           29     5.61                20            1      5.00
   Debentures and accrued interest payable             92,888        9,687    10.43            87,781        9,720     11.07
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                    267,812      $18,419     6.88%          234,699      $17,669      7.53%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            4,436                                   3,096
Noninterest-bearing liabilities                         6,529                                   6,337
Stockholders' equity                                   32,238                                  29,605
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity           $311,015                                $273,737
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                            $ 7,082     1.69%                       $ 6,978      1.97%
------------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                    $29,593                  2.38%         $ 24,762                   2.69%
------------------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
    to total interest-bearing liabilities               1.11x                                   1.11x
------------------------------------------------------------------------------------------------------------------------------------


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

                                                                   For the Year Ended December 31, 1999 vs. 1998
                                                                   ---------------------------------------------
                                                                   Increase (Decrease) Due To Change In:
                                                                   -------------------------------------
     ($ in thousands)                                                  Rate        Volume     Rate/Volume       Total
     -------------------------------------------------------------------------------------------------------------------------------
     Interest-earning assets:
        Loans                                                      $(1,161)        $  603          $ (31)      $ (589)
        Securities                                                    (318)         1,742           (117)       1,307
        Other interest-earning assets                                  (35)           186            (15)         136
     -------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets                                  (1,514)         2,531           (163)         854
     -------------------------------------------------------------------------------------------------------------------------------
     Interest-bearing liabilities:
        Interest checking deposits                                     (52)            98            (24)          22
        Savings deposits                                              (107)           384            (50)         227
        Money market deposits                                          (57)           907            (47)         803
        Certificates of deposit                                       (183)          (118)             4         (297)
                                                                   -----------------------------------------------------------------
        Total deposit accounts                                        (399)         1,271           (117)         755
        Federal funds purchased                                          -             25              3           28
        Debentures and accrued interest payable                       (562)           564            (35)         (33)
     -------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                               (961)         1,860           (149)         750
     -------------------------------------------------------------------------------------------------------------------------------
     Net change in interest and dividend income                    $  (553)        $  671          $ (14)      $  104
     -------------------------------------------------------------------------------------------------------------------------------

Provision for Loan Loss Reserves
--------------------------------

The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors, including the level of outstanding loans. See the section "Comparison of Financial Condition at December 31, 2000 and 1999," for a discussion of these factors. The provision amounted to $830,000 in 1999, compared to $479,000 in 1998. The 1999 provision included $444,000 recorded by Intervest National Bank as its initial provision for loan loss reserves in conjunction with approximately $42,000,000 of new loan originations. At December 31, 1999 and 1998, the Company did not have any nonaccrual or impaired loans.

Noninterest Income
------------------

Noninterest income, which is comprised mainly of fees from customer service charges and income from mortgage lending activities, increased to $900,000 in 1999, from $700,000 in 1998. The increase was due to higher fee income from mortgage lending activities. Such fees include loan prepayment fees, fees earned on expired commitments, and loan service, inspection and maintenance charges.

Noninterest Expenses
--------------------

Noninterest expenses increased to $4,059,000 in 1999, from $3,077,000 in 1998. The increase was almost entirely due to the opening of Intervest National Bank on April 1, 1999, which increased compensation expense (due to additional staffing) and occupancy and equipment expenses (due to the leasing of new office space and fixed asset depreciation).

Provision for Income Taxes
--------------------------

The provision for income taxes decreased to $1,198,000 in 1999, from $1,740,000 in 1998, due to lower pre-tax earnings. The Company's effective tax rate (inclusive of state and local taxes) amounted to 39% in 1999, compared to 42% in 1998. The decline in the rate was due to New York State and City tax benefits resulting from Intervest National Bank's operating loss in 1999.

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

Comparison of Financial Condition at December 31, 2000 and December 31, 1999.

Overview
--------

Total assets at December 31, 2000 increased to $416,927,000, from $340,481,000 at December 31, 1999. The increase is reflected primarily in new mortgage loans originated and purchases of new security investments. Total liabilities at December 31, 2000 increased to $380,699,000, from $306,877,000 at December 31,
1999, due to growth in deposit accounts. The increase in deposits was partially offset by the retirement of certain debentures payable and the repayment of federal funds purchased. Stockholders' equity increased to $36,288,000 at December 31, 2000, from $33,604,000 at year-end 1999. The increase reflected earnings for 2000 and the issuance of common stock in connection with a stock award and the exercise of warrants. Book value per common share increased to $9.29 per share at December 31, 2000, from $8.76 at December 31, 1999.


Selected balance sheet information for the Holding Company and its subsidiaries as of December 31, 2000 follows:

                                                                          Intervest      Intervest      Inter-
                                                    Holding   Intervest    National    Corporation     company
($ in thousands)                                    Company        Bank        Bank    of New York    Balances    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Assets                                              $44,876    $218,588    $117,384        $74,860   $(38,781)        $416,927
Cash and cash equivalents                             1,447       9,903      13,994         19,476     (1,882)          42,938
Securities available for sale, net                        -      74,789           -              -          -           74,789
Securities held to maturity, net                          -           -      20,970              -          -           20,970
Loans receivable, net of deferred fees                5,935     127,553      80,846         51,992          -          266,326
Allowance for loan loss reserves                         30       1,943         795              -          -            2,768
Deposits                                                  -     200,990     101,266              -     (2,015)         300,241
Debentures and accrued interest payable               8,466           -           -         64,347          -           72,813
Stockholders' equity                                 36,228      14,496      13,110          9,269    (36,875)          36,228
------------------------------------------------------------------------------------------------------------------------------------

A comparison of the Company's consolidated balance sheet as of December 31, 2000 and 1999 follows:

                                                                   At December 31, 2000            At December 31, 1999
                                                                   --------------------            --------------------
                                                                  Carrying       % of            Carrying        % of
($ in thousands)                                                    Value    Total Assets          Value     Total Assets
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                          $ 42,938           10.3%       $ 32,095            9.4%
Securities available for sale, net                                   74,789           17.9               -              -
Securities held to maturity, net                                     20,970            5.0          83,132           24.4
Federal Reserve Bank stock                                              605            0.2             508            0.2
Loans receivable,  net of deferred fees and loan loss reserves      263,558           63.2         210,444           61.8
All other assets                                                     14,067            3.4          14,302            4.2
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                       $416,927          100.0%       $340,481          100.0%
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                                           $300,241           72.0%       $201,080           59.1%
Federal funds purchased                                                   -              -           6,955            2.0
Debentures payable                                                   64,080           15.4          84,330           24.8
Accrued interest payable on debentures                                8,733            2.1           8,092            2.3
All other liabilities                                                 7,645            1.8           6,420            1.9
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                   380,699           91.3         306,877           90.1
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                 36,228            8.7          33,604            9.9
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                         $416,927          100.0%       $340,481          100.0%
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include interest-bearing and noninterest-bearing cash balances, investments in overnight federal funds and other short-term investments that have original maturities of three months or less. Other short-term investments are normally comprised of bank commercial paper, certificates of deposit and U.S. government securities. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, repayments of borrowed funds and alternative security investment opportunities.

Securities
----------

The Company invests in securities after satisfying its liquidity objectives and lending commitments. The Company has historically only purchased securities that are issued by the U.S. government or one of its agencies. The Company's security investments have lower yields than its loan portfolio. To manage interest rate risk, the Company normally purchases securities that have adjustable rates or securities with fixed rates that have short- to intermediate-maturity terms.

From time to time, the Banks maintain a securities available-for-sale portfolio to provide flexibility in implementing asset/liability management strategies. On December 31, 2000, Intervest Bank transferred its entire securities held-to-maturity portfolio (consisting of U.S. government agency securities with an estimated fair value of $74,789,000) to the securities available-for-sale portfolio. At December 31, 2000, a valuation allowance of $252,000, which represents the unrealized loss on securities available for sale, net of taxes, was recorded as a component of stockholders' equity in connection with this transfer.

The available-for-sale portfolio consists of fixed-rate debt obligations of the Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB) and Federal National Mortgage Association (FNMA). Most of the securities have terms that allow the issuer the right to call or prepay its obligation without prepayment penalty. There were no sales of securities during 2000, 1999 and 1998, and no transfers of securities to the available-for-sale portfolio in 1999 or 1998. The Company does not engage in trading activities.

Securities for which the Banks have the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Securities held to maturity totaled $20,970,000 at December 31, 2000, compared to $83,132,000 at December 31, 1999. The decrease reflected the transfer discussed above, partially offset by additional purchases. The estimated fair value of the held-to-maturity portfolio was $20,978,000 at December 31, 2000 and $79,882,000 at December 31, 1999. At December 31, 2000, securities held to maturity consisted of Intervest National Bank's holdings of short-term (due in one year or less), fixed-rate debt obligations of the FHLB, FNMA and the Federal Home Loan Mortgage Corporation (FHLMC).

In order for the Banks to be members of the Federal Reserve Banking System, the Banks maintain an investment in the capital stock of the Federal Reserve Bank, which pays a dividend that is currently 6%. The amount of the investment, which amounted to $605,000 at December 31, 2000 and $508,000 at year-end 1999, fluctuates based on each Bank's capital level.

Loans Receivable
----------------

Loans receivable, (before the allowance for loan loss reserves and deferred fees), increased to $268,305,000 at December 31, 2000, from $214,682,000 at
December 31, 1999, due to new originations of commercial real estate and multifamily loans, partially offset by principal repayments. At December 31, 2000, the loan portfolio consisted of $59,587,000 of fixed-rate loans and $208,718,000 of adjustable-rate loans.

At December 31, 2000 and 1999, the loan portfolio was concentrated in commercial real estate and multifamily mortgage loans. Such loans represented 98% and 97% of the total loan portfolio in 2000 and 1999, respectively. Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause the loans to be similarly impacted by economic or other conditions. Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas the properties are located, as well as the Company's underwriting standards. Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of income-producing properties (such as office buildings, shopping centers and rental and cooperative apartment buildings).

The following table sets forth information concerning the loan portfolio:

                                                       At December 31, 2000                 At December 31, 1999
                                                       --------------------                 --------------------
                                                   # of                   % of          # of                     % of
     ($ in thousands)                             loans      Amount      Total         loans        Amount      Total
     -------------------------------------------------------------------------------------------------------------------------------
     Residential multifamily loans                  137    $144,916       54.0%          120      $116,729       54.4%
     Commercial real estate loans                   124     118,368       44.1           110        93,293       43.5
     Residential 1-4 family loans                    39       3,034        1.1            44         2,311        1.1
     Commercial loans                                39       1,781        0.7            42         2,107        1.0
     Consumer loans                                  18         206        0.1            24           242          -
     -------------------------------------------------------------------------------------------------------------------------------
     Total gross loans receivable                   357     268,305      100.0%          340       214,682      100.0%
     Deferred loan fees                                      (1,979)                                (1,745)
     -------------------------------------------------------------------------------------------------------------------------------
     Loans, net of deferred fees                            266,326                                212,937
     Allowance for loan loss reserves                        (2,768)                                (2,493)
     -------------------------------------------------------------------------------------------------------------------------------
     Loans receivable, net                                 $263,558                               $210,444
     -------------------------------------------------------------------------------------------------------------------------------

The following table sets forth the scheduled contractual principal repayments the loan portfolio:

                                                             At December 31,
                                                             ---------------
       ($ in thousands)                                  2000              1999
       -------------------------------------------------------------------------
       Within one year                               $120,258          $ 48,577
       Over one to five years                         107,490           127,880
       Over five years                                 40,557            38,225
       -------------------------------------------------------------------------
                                                     $268,305          $214,682
       -------------------------------------------------------------------------

At  December  31,  2000,   $115,718,000  of  loans  with  adjustable  rates  and
$32,329,000 of loans with fixed rates were due after one year.

The following table sets forth the activity in the loan portfolio:

                                                 For the Year Ended December 31,
                                                 -------------------------------
       ($ in thousands)
                                                            2000           1999
       -------------------------------------------------------------------------
       Loans receivable, net, at beginning of year      $210,444       $163,324
         Loans originated and purchased                  124,669        112,629
         Principal repayments                            (71,046)       (64,244)
         Recoveries                                            -              1
         Increase in deferred loan fees                     (234)          (435)
         Increase in allowance for loan loss reserves       (275)          (831)
       -------------------------------------------------------------------------
       Loans receivable, net, at end of year            $263,558       $210,444
       -------------------------------------------------------------------------

Nonaccrual Loans
----------------

During 2000 and 1999, the Company did not have any loans on a nonaccrual status. The Company's policy is to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when in the opinion of the Company's management, principal or interest is not likely to be paid in accordance with the terms of the loan.

Allowance for Loan Loss Reserves
--------------------------------

The allowance for loan loss reserves is established through a provision charged to operations. Loans are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The adequacy of the allowance is evaluated monthly or more frequently when necessary with consideration given to: the nature and volume of the loan portfolio; overall portfolio quality; loan concentrations; specific problem loans and commitments and estimates of fair value thereof;

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

In addition, SFAS No. 114 specifies the manner in which the portion of the allowance for loan loss reserves related to impaired loans is computed. A loan is normally deemed impaired when, based upon current information and events, it is probable that the Company will be unable to collect both full principal and interest due according to the contractual terms of the loan agreement. Impairment for larger balance loans such as commercial real estate and multifamily loans are measured based on: the present value of expected future cash flows, discounted at the loan's effective interest rate; or the observable market price of the loan; or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance within the overall allowance for loan loss reserves and a charge through the provision for loan loss reserves. The Company's policy is to charge off any portion of the recorded investment in the loan that exceeds the fair value of the collateral. The net carrying amount of an impaired loan does not at any time exceed the recorded investment in the loan.

The Company considers a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal and interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and/or interest payments other than minimum delays or shortfalls in payments, and (iii) other information known by management that would indicate the full repayment of principal and interest is not probable. In evaluating loans for impairment, management generally considers delinquencies of 60 days or less to be minimum delays, and accordingly does not consider such delinquent loans to be impaired in the absence of other indications. Impaired loans normally consist of loans on nonaccrual status. Generally, all loans are evaluated for impairment on a loan-by-loan basis, except for smaller balance homogeneous loans, such as consumer loans, whose evaluation for impairment is done on an aggregate basis. For consumer loans, historical charge-off experience as well as the charge off experience of peer groups and industry statistics are used to evaluate the adequacy of the allowance for loan loss reserves. The Company's regulators, as an integral part of their examination process, periodically review the allowance for loan loss reserves. Accordingly, the Company may be required to take certain chargeoffs and/or recognize additions to the allowance based on the regulators' judgment concerning information available to them during their examination.

At December 31, 2000, the Company's allowance for loan loss reserves amounted to $2,768,000 compared to $2,493,000 at year-end 1999. The increase reflected the growth in the loan portfolio. During 2000 and 1999, the Company did not have any loans on a nonaccrual status or classified as impaired. At December 31, 2000 and 1999, the allowance for loan loss reserves was predominately allocated to commercial real estate and multifamily loans.

The following table sets forth information with respect to the allowance for loan loss reserves:

                                                 For the Year Ended December 31,
                                                 -------------------------------

($ in thousands)                                         2000              1999
--------------------------------------------------------------------------------
Allowance at beginning of year                       $  2,493          $  1,662
Provision charged to operations                           275               830
Recoveries                                                  -                 1
--------------------------------------------------------------------------------
Allowance at end of year                             $  2,768          $  2,493
--------------------------------------------------------------------------------
Ratio of allowance to total loans, net of
deferred fees                                            1.04%             1.17%
Total loans, net of deferred fees                    $266,326          $212,937
Average loans outstanding during the year            $250,941          $175,980
--------------------------------------------------------------------------------

Foreclosed Real Estate
----------------------

During 2000 and 1999, the Company did not have any foreclosed real estate.

All Other Assets
----------------

The following table sets forth the composition of all other assets:

                                                              At December 31,
                                                              ---------------
      ($ in thousands)                                     2000            1999
      --------------------------------------------------------------------------
      Accrued interest receivable                        $2,961          $1,995
      Loans fee receivable                                1,276             839
      Premises and equipment, net                         5,731           5,863
      Deferred income tax asset                           1,105             936
      Deferred debenture offering costs                   2,835           3,721
      All other                                             159             948
      --------------------------------------------------------------------------
                                                        $14,067         $14,302
      --------------------------------------------------------------------------

Accrued interest receivable fluctuates based on the amount of loans, investments and other interest-earning assets outstanding. The increase reflected growth in these accounts.

Loan fees receivable are fees due to the Company in accordance with the terms of mortgage loans. Such amounts are generally due upon the full repayment of the loan. This fee is recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan. The increase was due to an increase in mortgage loans outstanding.

Premises and equipment is detailed in note 6 to the consolidated financial statements.

The deferred income tax asset relates primarily to the unrealized tax benefit on the Company's allowance for loan loss reserves and organizational start-up costs. These charges have been expensed for financial statement purposes, but are not all currently deductible for income tax purposes. The ultimate realization of the deferred tax asset is dependent upon the generation of sufficient taxable income by the Company during the periods in which these temporary differences become deductible for tax purposes. Management believes that it is more likely than not that the Company's deferred tax asset will be realized and accordingly, a valuation allowance for deferred tax assets was not maintained at any time during 2000 and 1999.

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The decline was due to normal amortization as well as the accelerated amortization of $382,000 in connection with the early retirement of debentures. See note 8 to the consolidated financial statements for a further discussion.

Deposits
--------

Deposit liabilities increased to $300,241,000 at December 31, 2000, from $201,080,000 at December 31, 1999, due to growth in certificates of deposit accounts. At December 31, 2000, certificates of deposit accounts totaled $217,656,000 and demand deposit, savings, NOW and money-market accounts aggregated $82,585,000. The same categories of deposit accounts totaled $122,794,000 and $78,286,000, respectively, at December 31, 1999. Certificates of deposit accounts represented 73% of total deposits at December 31, 2000, compared to 61% at year-end 1999.

Management believes the Banks do not have a concentration of deposits from any one source. Management believes that a large portion of the Banks' depositors are residents in their primary market areas, although there has been growth in deposits from outside the primary areas resulting from Intervest National Bank's deposit-gathering activities through its Web Site on the Internet: www.intervestnatbank.com. The Banks do not accept brokered deposits.

The following table sets forth the distribution of deposit accounts by type:

                                 At December 31, 2000       At December 31, 1999
                                 --------------------       --------------------
 ($ in thousands)                 Amount   % of Total       Amount    % of Total
 -------------------------------------------------------------------------------
 Demand deposits                $  5,035         1.7%     $  4,337          2.2%
 Interest-checking deposits        9,188         3.1         6,636          3.3
 Savings deposits                 15,743         5.2        18,722          9.3
 Money-market deposits            52,619        17.5        48,591         24.1
 Certificates of deposit         217,656        72.5       122,794         61.1
 -------------------------------------------------------------------------------
 Total deposit accounts (1)     $300,241       100.0%     $201,080        100.0%
 -------------------------------------------------------------------------------
[FN]
     (1) Includes individual retirement accounts totaling $22,307,000 and $11,483,000 at December 31, 2000 and 1999, respectively, nearly all of which are certificates of deposit.

The following table sets forth certificates of deposits by maturity for the periods indicated:

                              At December 31, 2000         At December 31, 1999
                              --------------------         --------------------
                                           Wtd-Avg                      Wtd-Avg
($ in thousands)              Amount   Stated Rate         Amount   Stated Rate
--------------------------------------------------------------------------------
Within one year             $133,433         6.44%        $75,815          5.56%
Over one to two years         47,878         6.65          18,992          5.77
Over two to three years        8,274         6.23          12,148          6.03
Over three to four years       9,359         6.37           5,288          5.84
Over four years               18,712         6.88          10,551          6.32
--------------------------------------------------------------------------------
                            $217,656         6.51%       $122,794          5.72%
--------------------------------------------------------------------------------

The following table sets forth the maturities of certificates of deposit in denominations of $100,000 or more:

                                                               At December 31,
                                                               ---------------
($ in thousands)                                             2000          1999
--------------------------------------------------------------------------------
Due within three months or less                           $14,088        $3,276
Due over three months to six months                         5,175         2,337
Due over six months to one year                            11,179         6,974
Due over one year                                          18,432         5,653
--------------------------------------------------------------------------------
                                                          $48,874       $18,240
--------------------------------------------------------------------------------
As a percentage of total deposits                            16.3%          9.1%
--------------------------------------------------------------------------------

The following table sets forth net deposit flows:

                                                 For the Year Ended December 31,
                                                 -------------------------------
($ in thousands)                                             2000          1999
--------------------------------------------------------------------------------
Net increase before interest credited                     $84,289       $21,948
Net interest credited                                      14,872         8,712
--------------------------------------------------------------------------------
Net deposit increase                                      $99,161       $30,660
--------------------------------------------------------------------------------

Federal Funds Purchased
-----------------------

From time to time, the Banks purchase federal funds to manage their liquidity needs. At December 31, 2000, there were no outstanding funds, compared to $6,955,000 outstanding at December 31, 1999.

Debentures Payable and Accrued Interest Payable on Debentures
-------------------------------------------------------------

At December 31, 2000, debentures payable amounted to $64,080,000, compared to $84,330,000 at year-end 1999. In the first half of 2000, Intervest Corporation of New York redeemed debentures totaling $24,000,000 in principal prior to maturity for the outstanding principal amount plus accrued interest aggregating $3,970,000. In November of 2000, Intervest Corporation of New York completed the sale of additional debentures in the aggregate principal amount of $3,750,000, which resulted in net proceeds of $3,500,000 after underwriter's commissions and other issuance costs. From time to time, Intervest Corporation of New York sells debentures and the proceeds are used for the origination and purchase of commercial and multifamily mortgage loans.

At December 31, 2000, debentures payable consisted of $57,150,000 of Intervest Corporation of New York's registered floating and fixed-rate subordinated debentures and $6,930,000 of the Holding Company's fixed-rate convertible subordinated debentures. From time to time, the Holding Company also sells debentures to raise funds for working capital purposes. In February 2001, the Holding Company completed the sale of additional debentures in the aggregate principal amount of $3,500,000.

At December 31, 2000, accrued interest payable on debentures amounted to $8,733,000, relatively unchanged from $8,092,000 at year-end 1999, as the payment of interest in connection with the early retirement of the debentures discussed above was partially offset by additional accruals in 2000. The accrued interest at December 31, 2000 is due and payable at the maturity of various debentures. For a further discussion of the debentures, including conversion prices and redemption premiums, see note 8 to the consolidated financial statements.

All Other Liabilities
---------------------

The following table shows the composition of all other liabilities:

                                                       At December 31,
                                                       ---------------
($ in thousands)                                     2000            1999
--------------------------------------------------------------------------------
Mortgage escrow funds payable                      $3,397          $3,375
Accrued interest payable on deposits                  856             461
Official checks outstanding                         2,281           1,821
All other                                           1,111             763
--------------------------------------------------------------------------------
                                                   $7,645          $6,420
--------------------------------------------------------------------------------

Mortgage escrow funds payable represent advance payments made by borrowers for real estate taxes and insurance that are remitted by the Company to third parties. The amount fluctuates based on the timing of payments to taxing authorities as well as the level of outstanding loans. Accrued interest payable on deposit accounts fluctuates based on the level of outstanding deposits. The level of official checks outstanding varies and fluctuates based on banking activity.

Stockholders' Equity
--------------------

Stockholders' equity increased to $36,228,000 at December 31, 2000, from $33,604,000 at December 31, 1999. The increase was due to net earnings of $2,608,000 and the issuance of $242,000 of common stock, partially offset by the recording at December 31, 2000, of a valuation allowance for the unrealized loss on securities available for sale, net of taxes, of $252,000, in connection with the transfer of securities to the available for sale portfolio.

In 2000, 62,750 shares of common stock were issued as follows: 12,750 shares of Class A common stock upon the exercise of Class A warrants; and 50,000 shares of Class B common stock issued in connection with the merger. (See note 2 to the consolidated financial statements for a further discussion of the stock issued in connection with the merger.)

                         Asset and Liability Management

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

The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. An asset or liability is normally considered to be interest-rate sensitive if it will reprice or mature within one year or less. The interest-rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a one-year time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. Conversely, a gap is considered negative when the opposite is true.

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

A simple interest rate gap analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates for the following reasons. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in market rates. In addition, certain assets, such as adjustable-rate mortgage loans, may have features generally referred to as "interest rate caps or collars" which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, asset prepayment and early deposit withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest-rate increase, and the behavior of depositors may be different than those assumed in the gap analysis.

For purposes of creating the gap analysis that follows, deposits with no stated maturities are treated as readily accessible accounts. Given this assumption, the Company's negative one-year interest rate sensitivity gap was 3.0% at December 31, 2000 and 23.7% at December 31, 1999. However, if those deposits were treated differently, then the interest-rate sensitivity gap would change. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Banks did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the Company's one-year interest-rate sensitivity gap would have been a positive 11.0% at year-end 2000, compared to a negative 7.4% at year-end 1999.

The Company has a "floor," or minimum rate, on many of its floating-rate loans. The floor for each specific loan is determined in relation to the prevailing market rates on the date of origination and most adjust upwards in the event of increases in the loan's interest rate.

Notwithstanding all of the above, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The  following   table   summarizes   information   relating  to  the  Company's
interest-earning  assets and  interest-bearing  liabilities  as of December  31,
2000, that are scheduled to mature or reprice within the periods shown.

                                                         0-3          4-12       Over 1-4     Over 4
                                                         ---          ----       -------      ------
         ($ in thousands)                              Months        Months       Years       Years         Total
        ----------------------------------------------------------------------------------------------------------------------------
        Loans (1)                                    $83,130      $103,991       $53,995       $27,189      $268,305
        Securities available for sale (2)                  -         1,000        57,014        17,180        75,194
        Securities held to maturity (2)                9,310        11,660             -             -        20,970
        Federal funds sold                            20,268             -             -             -        20,268
        Short-term investments                        17,654             -             -             -        17,654
        Federal Reserve Bank stock                         -             -             -           605           605
        ----------------------------------------------------------------------------------------------------------------------------
        Total rate-sensitive assets                 $130,362      $116,651      $111,009       $44,974      $402,996
        ----------------------------------------------------------------------------------------------------------------------------
        Deposit accounts (3):
          Interest-checking deposits                 $ 9,188        $    -        $    -         $   -       $ 9,188
          Savings deposits                            15,743             -             -             -        15,743
          Money-market deposits                       52,619             -             -             -        52,619
          Certificates of deposit                     40,558        92,875        65,511        18,712       217,656
                                                 -----------------------------------------------------------------------------------
          Total deposits                             118,108        92,875        65,511        18,712       295,206
        Debentures payable                            42,900             -         7,150        14,030        64,080
        Accrued interest on debentures                 5,541             -         2,365           827         8,733
        ----------------------------------------------------------------------------------------------------------------------------
        Total rate-sensitive liabilities            $166,549      $ 92,875      $ 75,026       $33,569      $368,019
        ----------------------------------------------------------------------------------------------------------------------------

        ----------------------------------------------------------------------------------------------------------------------------
        GAP (repricing differences)                 $(36,187)     $ 23,776      $ 35,983       $11,405       $34,977
        ----------------------------------------------------------------------------------------------------------------------------
        Cumulative GAP                              $(36,187)     $(12,411)     $ 23,572       $34,977       $34,977
        ----------------------------------------------------------------------------------------------------------------------------
        Cumulative GAP to total assets                  -8.7%         -3.0%          5.7%          8.4%          8.4%
        ----------------------------------------------------------------------------------------------------------------------------

[FN]
         Significant assumptions used in preparing the table above:

         (1) Adjustable-rate loans are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayments, according to their contractual maturities; (2) securities are scheduled according to their contractual maturity dates, which does not take into consideration the effects of possible prepayments that may result from the issuer's right to call a security before its contractual maturity date. Additionally, unrealized losses on securities available for sale are ignored for this analysis; (3) money market, NOW and savings deposits are regarded as ready accessible withdrawable accounts; and certificates of deposit are scheduled through their maturity dates.

                         Liquidity and Capital Resources

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Banks' branch offices and through the mail; amortization, satisfactions and repayments of loans; the maturities and calls of securities; and cash provided by operating activities. For additional information concerning the Company's cash flows, see the consolidated statements of cash flows included in this report.

At December 31, 2000, the Company's total commitment to lend aggregated $18,037,000. The Company believes that it can fund such commitments from the aforementioned sources of funds.

Intervest Bank has agreements with correspondent banks whereby it may borrow up to $6,000,000 on an unsecured basis. There were no outstanding borrowings under these agreements at December 31, 2000 or 1999.

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. The FDIC Improvement Act of 1991, among other things, established five capital categories ranging from well capitalized to critically undercapitalized. Such classifications are used by the FDIC and other bank regulatory agencies to determine various matters, including prompt corrective action and each institution's FDIC deposit insurance premium assessments. The capital categories involve quantitative measures of a bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.

The Banks are required to maintain, for regulatory compliance and reporting purposes, regulatory defined minimum leverage and Tier 1 and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At December 31, 2000 and 1999, management believes that the Banks met their capital adequacy requirements. The Banks are well-capitalized institutions as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding which would change the Banks' designations as well-capitalized institutions.

On June 15, 2000, Intervest National Bank and its primary regulator, the OCC entered into a Memorandum of Understanding. The memorandum is a formal written agreement whereby, among other things, Intervest National Bank shall review, revise, develop and implement various policies and procedures with respect to its lending and credit underwriting. Management has implemented various actions towards bringing Intervest National Bank into full compliance with the memorandum.

Information regarding the Banks' regulatory capital and related ratios is summarized below:

                                                                      Intervest Bank            Intervest National Bank
                                                                      --------------            -----------------------
                                                                      At December 31,               At December 31,
                                                                      ---------------               ---------------
($ in thousands)                                                   2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital:
   Stockholder's equity                                           $ 14,496        $ 12,746     $ 13,110       $ 8,493
   Disallowed portion of deferred tax asset                           (584)           (570)        (193)         (213)
   Unrealized loss on debt securities, net of tax                      252               -            -             -
------------------------------------------------------------------------------------------------------------------------------------
Total Tier 1 capital                                                14,164          12,176       12,917         8,280
------------------------------------------------------------------------------------------------------------------------------------
Tier 2 Capital:
   Allowable portion of allowance for loan loss reserves             1,855           1,561          795           444
------------------------------------------------------------------------------------------------------------------------------------
Total risk-based capital                                          $ 16,019        $ 13,737     $ 13,712       $ 8,724
------------------------------------------------------------------------------------------------------------------------------------
Net risk-weighted assets                                          $148,324        $124,389     $ 89,809       $45,860
Average assets for regulatory purposes                            $213,200        $189,069     $114,448       $50,838
Tier 1 capital to average assets                                      6.64%           6.44%       11.29%        16.29%
Tier 1 capital to risk-weighted assets                                9.55%           9.79%       14.38%        18.06%
Total capital to risk-weighted assets                                10.80%          11.04%       15.27%        19.02%
------------------------------------------------------------------------------------------------------------------------------------

                        Recent Accounting Pronouncements

See note 1 to the consolidated financial statements for a discussion of this topic.

                     Impact of Inflation and Changing Prices

The financial statements and related financial data concerning the Company presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of the Company than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

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

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk


Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has no risk related to trading accounts, commodities or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2000 and 1999, which reflect changes in market prices and rates, can be found in Note 20 of the notes to consolidated financial statements.

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. For a further discussion, see the section "Asset and Liability Management."

Item 8.  Financial Statements and Supplementary Data

                              Financial Statements

The  following   consolidated   financial  statements  of  Intervest  Bancshares
Corporation and Subsidiaries are included herein:

- Independent Auditors' Report - Hacker, Johnson & Smith PA (page 36)
- Independent Auditors' Report - Richard A. Eisner & Company, LLP (page 37)
- Consolidated Balance Sheets at December 31, 2000 and 1999  (page 38)
- Consolidated Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998 (page 39)
- Consolidated  Statements  of  Comprehensive   Income  for  the   Years   Ended
        December 31, 2000, 1999 and 1998  (page 40)
- Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998 (page 41)
- Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 (page 42)
- Notes to the Consolidated  Financial Statements (pages 43 to 65)

                               Supplementary Data

Securities Available for Sale
-----------------------------

The following table sets forth, by maturity distribution, information pertaining to securities available for sale:

                                                       After One Year to      After Five Years to
                                                       ------------------     --------------------
                                 One Year or Less          Five Years              Ten Years                 Total
                                 ----------------          ----------              ---------                 -----
                               Carrying       Avg.    Carrying       Avg.     Carrying         Avg.     Carrying       Avg.
($ in thousands)                  Value      Yield       Value      Yield        Value        Yield        Value      Yield
------------------------------------------------------------------------------------------------------------------------------------
At December 31, 2000:
U.S. Government agencies           $998      5.42%     $63,809      5.70%       $9,982        6.56%      $74,789      5.81%


Securities Held to Maturity
--------------------------

The following table sets forth, by maturity distribution, information pertaining to securities held to maturity:

                                                       After One Year to      After Five Years to
                                                       -----------------      -------------------
                                 One Year or Less          Five Years              Ten Years                    Total
                                 ----------------          ----------              ---------                    -----
                               Carrying      Avg.      Carrying      Avg.      Carrying     Avg.         Carrying        Avg.
($ in thousands)                  Value     Yield         Value     Yield         Value    Yield            Value       Yield
------------------------------------------------------------------------------------------------------------------------------------
At December 31, 2000:
---------------------
U.S. Government agencies        $20,970      6.52%       $     -        -%     $     -          -%     $20,970        6.52%

At December 31, 1999
--------------------
U.S. Government agencies        $ 7,907      5.72%       $58,013     5.65%     $17,212       6.36%     $83,132        5.80%

At December 31, 1998
--------------------
U.S. Treasury securities        $ 2,015      6.03%       $     -        -%     $     -          -%     $ 2,015        6.03%
U.S. Government agencies              -         -         61,060     5.80       19,263       6.18       80,323        5.89
------------------------------------------------------------------------------------------------------------------------------------
Total                           $ 2,015      6.03%       $61,060     5.80%     $19,263       6.18%     $82,338        5.89%
------------------------------------------------------------------------------------------------------------------------------------

Loans and Allowance for Loan Loss Reserves
------------------------------------------

The following table sets forth  information  with respect to loans receivable at
December 31:
                                                      2000           1999           1998           1997           1996
                                                      ----           ----           ----           ----           ----
                                                    Carrying       Carrying       Carrying       Carrying       Carrying
($ in thousands)                                      Value         Value          Value          Value          Value
----------------------------------------------------------------------------------------------------------------------------
Commercial real estate and multifamily loans        $263,284      $210,022     $160,610        $146,375        $124,752
Residential 1-4 family loans                           3,034         2,311        2,627           3,162           2,784
Construction loans                                         -             -            -             158              47
Commercial loans                                       1,781         2,107        2,875           2,641           3,514
Consumer loans                                           206           242          184              92             157
                                                  --------------------------------------------------------------------------
Total gross loans receivable                         268,305       214,682      166,296         152,428         131,254
Deferred loan fees                                    (1,979)       (1,745)      (1,310)         (1,596)         (1,578)
                                                  --------------------------------------------------------------------------
Loans receivable, net of deferred fees               266,326       212,937      164,986         150,832         129,676
Allowance for loan loss reserves                      (2,768)       (2,493)      (1,662)         (1,173)           (811)
----------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                               $263,558      $210,444     $163,324        $149,659        $128,865
----------------------------------------------------------------------------------------------------------------------------
Loans included above that were
   on a nonaccrual status at year end$              $      -      $      -     $      -        $      -        $      -
----------------------------------------------------------------------------------------------------------------------------

The following table sets forth information with respect to the allowance for loan loss reserves at December 31:

($ in thousands)                                           2000          1999          1998           1997          1996
----------------------------------------------------------------------------------------------------------------------------
Allowance at beginning of year                         $  2,493      $  1,662      $  1,173       $    811      $    593
Provision charged to operations                             275           830           479            352           250
Chargeoffs                                                    -             -             -              -           (65)
Recoveries                                                    -             1            10             10            33
----------------------------------------------------------------------------------------------------------------------------
Allowance at end of year                               $  2,768      $  2,493      $  1,662       $  1,173      $    811
----------------------------------------------------------------------------------------------------------------------------
Total loans, net of deferred fees                      $266,326      $212,937      $164,986       $150,832      $129,676
Average loans outstanding during the year              $250,941      $175,980      $170,675       $141,612      $124,732
Ratio of allowance to net loans receivable                1.04%         1.17%         1.01%          0.78%         0.63%
----------------------------------------------------------------------------------------------------------------------------

Other financial statement schedules and inapplicable periods with respect to schedules listed above are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

                          Independent Auditors' Report

         Board of Directors and Stockholders
         Intervest Bancshares Corporation
         New York, New York:

                  We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Intervest Corporation of New York, whose total assets as of December 31, 2000 and 1999, constituted 17.8% and 27.2% of the related consolidated totals, and whose net interest income, noninterest income and net earnings for the years ended December 31, 2000, 1999 and 1998, constituted 10.3%, 48.6% and 5.0%, respectively in 2000, 21.2%, 49.3% and 32.4%, respectively in 1999 and 33.6%, 50.1% and
         39.8%, respectively in 1998, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the amounts included in the consolidated totals, are based solely on the report of the other auditors.

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

                  In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with generally accepted accounting principles.


         /s/ HACKER, JOHNSON & SMITH PA
         ------------------------------
         HACKER, JOHNSON & SMITH PA
         Tampa, Florida
         January 18, 2001

                          Independent Auditors' Report

         Board of Directors and Stockholder
         Intervest Corporation of New York
         New York, New York:

         We have audited the accompanying consolidated balance sheets of Intervest Corporation of New York and Subsidiaries (the "Company") at December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2000. Our audits also included the financial statement schedule listed in the exhibit index as item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above fairly present, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with generally accepted accounting principles. Also in our opinion, the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         /s/ Richard A. Eisner & Company, LLP
         ------------------------------------
         Richard A. Eisner & Company, LLP
         New York, New York
         January 18, 2001


                Intervest Bancshares Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                                     At December 31,
                                                                                --------------------------
       ($ in thousands, except par value)                                           2000         1999
       ---------------------------------------------------------------------------------------------------
       ASSETS
       Cash and due from banks                                                  $  5,016      $ 4,663
       Federal funds sold                                                         20,268        3,900
       Short-term investments                                                     17,654       23,532
                                                                                --------------------------
           Total cash and cash equivalents                                        42,938       32,095
       Securities available for sale, net                                         74,789            -
       Securities held to maturity, net                                           20,970       83,132
       Federal Reserve Bank stock, at cost                                           605          508
       Loans receivable (net of allowance for loan losses                        263,558      210,444
       of $2,768 in 2000 and $2,493 in 1999)
       Accrued interest receivable                                                 2,961        1,995
       Premises and equipment, net                                                 5,731        5,863
       Deferred income tax asset                                                   1,105          936
       Deferred debenture offering costs                                           2,835        3,721
       Other assets                                                                1,435        1,787
       ---------------------------------------------------------------------------------------------------
       Total assets                                                             $416,927     $340,481
       ---------------------------------------------------------------------------------------------------
       LIABILITIES
       Deposits:
          Noninterest-bearing demand deposit accounts                             $5,035      $ 4,337
          Interest-bearing deposit accounts:
             Checking (NOW) accounts                                               9,188        6,636
             Savings accounts                                                     15,743       18,722
             Money-market accounts                                                52,619       48,591
             Certificate of deposit accounts                                     217,656      122,794
                                                                                -------------------------
       Total deposit accounts                                                    300,241      201,080
       Federal funds purchased                                                         -        6,955
       Subordinated debentures payable                                            64,080       84,330
       Accrued interest payable on debentures                                      8,733        8,092
       Mortgage escrow funds payable                                               3,397        3,375
       Official checks outstanding                                                 2,281        1,821
       Other liabilities                                                           1,967        1,224
       ---------------------------------------------------------------------------------------------------
       Total liabilities                                                         380,699      306,877
       ---------------------------------------------------------------------------------------------------
       Commitments and contingencies (notes 6, 17 and 19)
       STOCKHOLDERS' EQUITY
       Preferred stock  (300,000 shares authorized, none issued)                       -            -
       Class A common stock  ($1.00 par value, 9,500,000 shares authorized,
             3,544,629 and 3,531,879 shares issued and outstanding, respectively)  3,545        3,532
       Class B common stock  ($1.00 par value, 700,000 shares authorized,
             355,000 and 305,000 shares issued and outstanding, respectively)        355          305
       Additional paid-in-capital, common                                         18,975       18,770
       Retained earnings                                                          13,605       10,997
       Accumulated other comprehensive income:
           Net unrealized loss on securities available for sale, net of tax         (252)           -
       ---------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                 36,228       33,604
       ---------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                               $416,927     $340,481
       ---------------------------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.


               Intervest Bancshares Corporation and Subsidiaries

                       Consolidated Statements of Earnings

                                                                                                 Year Ended December 31,
                                                                                        ---------------------------------------
($ in thousands, except per share data)                                                     2000         1999           1998
-------------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                                         $24,923      $18,794        $19,383
Securities                                                                                 6,056        6,123          4,816
Other interest-earning assets                                                                929          584            448
-------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                                        31,908       25,501         24,647
-------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                                                  14,853        8,703          7,948
Federal funds purchased                                                                      150           29              1
Debentures payable                                                                         8,322        9,687          9,720
-------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                    23,325       18,419         17,669
-------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income                                                           8,583        7,082          6,978
Provision for loan loss reserves                                                             275          830            479
-------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income after provision for loan loss reserves                    8,308        6,252          6,499
-------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Customer service fees                                                                        139          140            139
Income from lending activities                                                               809          744            536
All other                                                                                     35           16             25
-------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                     983          900            700
-------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
Salaries and employee benefits                                                             2,228        1,915          1,349
Occupancy and equipment, net                                                               1,090          963            573
Advertising and promotion                                                                     35          142            149
Professional fees and services                                                               410          258            260
Stationery, printing and supplies                                                            140          165            103
All other                                                                                    665          616            643
-------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                                 4,568        4,059          3,077
-------------------------------------------------------------------------------------------------------------------------------
Earnings before taxes, extraordinary item and change in accounting principle               4,723        3,093          4,122
Provision for income taxes                                                                 1,909        1,198          1,740
                                                                                -----------------------------------------------
Earnings before extraordinary item and change in accounting principle                      2,814        1,895          2,382
Extraordinary item, net of tax (note 8)                                                     (206)           -              -

Cumulative effect of change in accounting principle, net of tax (note 1)                       -         (128)             -
-------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                             $ 2,608      $ 1,767        $ 2,382
-------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
    Earnings before extraordinary item and change in accounting principle                $  0.72      $  0.50        $  0.64
    Extraordinary item, net of tax                                                         (0.05)           -              -
    Cumulative effect of change in accounting principle, net of tax                            -        (0.03)             -
-------------------------------------------------------------------------------------------------------------------------------
   Net earnings per share                                                                $  0.67      $  0.47        $  0.64
-------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
    Earnings before extraordinary item and change in accounting principle                $  0.72      $  0.47        $  0.54
    Extraordinary item, net of tax                                                         (0.05)           -              -
    Cumulative effect of change in accounting principle, net of tax                            -        (0.03)             -
-------------------------------------------------------------------------------------------------------------------------------
   Net earnings per share                                                                 $ 0.67       $ 0.44         $ 0.54
-------------------------------------------------------------------------------------------------------------------------------
    See accompanying notes to consolidated financial statements.

               Intervest Bancshares Corporation and Subsidiaries

                 Consolidated Statements of Comprehensive Income


                                                                                                  Year Ended December 31,
                                                                                          ---------------------------------------
($ in thousands)                                                                                 2000          1999         1998
------------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                                   $2,608        $1,767       $2,382
                                                                                              --------------------------------------
   Net unrealized holding losses on securities arising during the year                           (405)            -            -
   Provision for income taxes related to unrealized holding losses on securities                  153             -            -
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax                                                             (252)            -            -
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income, net of tax                                                         $2,356        $1,767       $2,382
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity


                                                                                                  Year Ended December 31,
                                                                                       ------------------------------------------
($ in thousands)                                                                            2000           1999           1998
---------------------------------------------------------------------------------------------------------------------------------
CLASS A COMMON STOCK
Balance at beginning of year                                                              $3,532         $3,434         $3,374
Issuance of 510 shares in exchange for common stock of minority
     stockholders of Intervest Bank                                                            -              1              -
Issuance of 7,554 shares upon the conversion of debentures                                     -              7              -
Issuance of 12,750, 89,300 and 60,100 shares, respectively,
     upon the exercise of warrants                                                            13             90             60
---------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                     3,545          3,532          3,434
---------------------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of year                                                                 305            300            300
Issuance of 5,000 shares upon the exercise of warrants                                         -              5              -
Issuance of 50,000 shares of restricted stock compensation                                    50              -              -
---------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                       355            305            300
---------------------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of year                                                              18,770         18,148         17,719
Issuance of 510 shares in exchange for common stock of minority
     stockholders of Intervest Bank                                                            -              6              -
Issuance of 7,554 shares upon the conversion of debentures,
     net of issuance costs                                                                     -             56              -
Compensation related to issuance of Class B stock warrants                                    26             26             43
Issuance of 50,000 shares of restricted Class B stock compensation                           109              -              -
Issuance of 12,750, 94,300 and 60,100 shares upon
     exercise of stock warrants, inclusive of tax benefits                                    70            534            386
---------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                    18,975         18,770         18,148
---------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of year                                                              10,997          9,230          6,848
Net earnings for the year                                                                  2,608          1,767          2,382
---------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                    13,605         10,997          9,230
---------------------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Balance at beginning of year                                                                   -              -              -
Net change in accumulated other comprehensive income, net                                   (252)             -              -
---------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                      (252)             -              -
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity at end of year                                                $36,228        $33,604        $31,112
---------------------------------------------------------------------------------------------------------------------------------
  See accompanying notes to consolidated financial statements.


                Intervest Bancshares Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                                 Year Ended December 31,
                                                                                   -------------------------------------------------
($ in thousands)                                                                          2000             1999            1998
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                          $  2,608         $  1,767        $  2,382

Adjustments  to  reconcile  net  earnings  to net  cash  provided  by  operating activities:
Depreciation and amortization                                                              433              416             337
Provision for loan loss reserves                                                           275              830             479
Deferred income tax benefit                                                                (16)            (327)            (84)
Amortization of deferred debenture offering costs                                        1,136              943             912
Compensation expense from awards of common stock and warrants                              185               26              43
Amortization of premiums, fees and discounts, net                                       (1,814)          (1,000)         (1,107)
Net increase in accrued interest payable on debentures                                     641            2,302             824
Net increase in official checks outstanding                                                460              249             853
Net decrease in all other assets and liabilities                                         1,912            1,240             430
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                5,820            6,446           5,069
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Decrease in interest-earning time deposits                                                   -               99               -
Maturities and calls of securities held to maturity                                     26,393           32,556          50,050
Purchases of securities held to maturity                                               (39,160)         (33,278)        (73,650)
Net increase in loans receivable                                                       (53,623)         (48,386)        (13,868)
Purchases of Federal Reserve Bank stock, net                                               (97)            (275)              -
Purchases of premises and equipment, net                                                  (301)          (1,362)           (377)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (66,788)         (50,646)        (37,845)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, savings, NOW and money-market deposits                           4,299            6,904          34,353
Net increase in certificates of deposit                                                 94,862           23,761           5,655
Net increase in mortgage escrow funds payable                                               22              470             698
(Repayments of) proceeds from federal funds purchased, net                              (6,955)           6,955               -
Proceeds from sale of debentures, net of issuance costs                                  3,500            6,606          10,990
Principal repayments of debentures                                                     (24,000)         (10,000)         (2,500)
Net proceeds from issuance of common stock, net of issuance costs                           83              622             514
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               71,811           35,318          49,710
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                    10,843           (8,882)         16,934
Cash and cash equivalents at beginning of year                                          32,095           40,977          24,043
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                               $42,938          $32,095         $40,977
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
   Interest                                                                            $21,532          $15,074         $15,885
   Income taxes                                                                          1,004            1,989           1,506
Noncash activities:
   Transfers of securities from held-to-maturity to available-for-sale                  74,789                -               -
   Accumulated other comprehensive income, change in
         unrealized loss on securities available for sale, net of tax                     (252)               -               -
   Conversion of debentures into Class A common stock                                        -               70               -
   Issuance of common stock in exchange for common stock of minority
        stockholders of Intervest Bank                                                       -                7               -
------------------------------------------------------------------------------------------------------------------------------------
         See accompanying notes to consolidated financial statements.


                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
1.       Description of Business and Summary of Significant Accounting Policies

         Description of Business

         Intervest Bancshares Corporation (the "Holding Company") was incorporated in 1993 and is headquartered in New York City. Its wholly owned subsidiaries are Intervest National Bank, Intervest Bank and Intervest Corporation of New York. Hereafter, Intervest Bank and Intervest National Bank are referred to together as the "Banks" and all the entities are referred to collectively as the "Company," on a consolidated basis. The Holding Company's primary business is the ownership of its subsidiaries.

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

         Intervest Corporation of New York is located in Rockefeller Plaza in New York City and is in the business of originating and acquiring commercial and multifamily residential loans. As discussed in note 2, Intervest Corporation of New York was acquired by the Holding Company on March 10, 2000. The acquisition was accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of both companies are combined and recorded at their historical cost amounts. Accordingly, all prior period financial information in this report has been adjusted to include the accounts of Intervest Corporation of New York.

         Principles of Consolidation, Basis of Presentation and Use of Estimates

         The consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year's presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, as of the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan loss reserves and deferred income tax assets.

         Cash Equivalents

         For purposes of the statements of cash flows, cash equivalents include Federal funds sold and short-term investments. Federal funds are generally sold for one-day periods and short-term investments have maturities of three months or less from the time of purchase.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
1. Description of Business and Summary of Significant Accounting Policies, Continued

         Securities

         Securities for which the Company has the ability and intent to hold until maturity are classified as securities held to maturity and are carried at cost, adjusted for accretion of any discounts and amortization of premiums, which are recognized into interest income using the interest method over the period to maturity. Securities that are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates or other factors, are classified as available for sale and are carried at fair value.
         Unrealized gains and losses on securities available for sale, net of related income taxes, are reported as a separate component of comprehensive income. Realized gains and losses from sales are determined using the specific identification method.

         Loans Receivable

         Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or satisfaction are carried at their outstanding principal net of chargeoffs, the allowance for loan loss reserves, unamortized discounts and deferred loan fees or costs. Loan origination and commitment fees, net of certain costs, are deferred and amortized to interest income as an adjustment to the yield of the related loans over the contractual life of the loans using the interest method. When a loan is paid off or sold, or if a commitment expires unexercised, any unamortized net deferred amount is credited or charged to earnings accordingly.

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

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
1. Description of Business and Summary of Significant Accounting Policies, Continued

         Allowance for Loan Loss Reserves, Continued

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

         Deferred Debenture Offering Costs

         Costs relating to offerings of debentures are amortized over the terms of the debentures. Deferred debenture offering costs consist primarily of underwriters' commissions. Accumulated amortization amounted to $2,331,000 at December 31, 2000 and $3,453,000 at December 31, 1999.

         Stock Based Compensation

         The Company follows APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation, which is in the form of stock warrants. SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma disclosures of net earnings and earnings per share determined as if the Company accounted for its stock warrants under the fair value method.

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

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
1. Description of Business and Summary of Significant Accounting Policies, Continued

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

         Comprehensive Income

         The Company follows SFAS 130, "Reporting Comprehensive Income." Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. However, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net earnings, are components of comprehensive income.

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

         Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the uses of the derivatives and whether they qualify for hedge accounting. The Company will be required to adopt this statement effective January 1, 2001. Since the Company does not use derivatives, this statement will not have any impact on the Company's financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
2.       Acquisition of Intervest Corporation of New York

         On March 10, 2000, the Holding Company acquired all the outstanding capital stock of Intervest Corporation of New York in exchange for 1,250,000 shares of the Holding Company's Class A common stock. As a result of the acquisition, Intervest Corporation of New York became a wholly owned subsidiary of the Holding Company. Former shareholders of Intervest Corporation of New York are officers and directors of both the Holding Company and Intervest Corporation of New York (ICNY).

         In connection with the acquisition, the Holding Company incurred approximately $210,000 in expenses related to legal and consulting fees, printing and stock compensation expense. The Board of Directors and the Holding Company's shareholders approved a grant of 50,000 shares of Class B common stock to the Chairman of the Holding Company for his services with respect to the development, structuring and other activities associated with the merger. This resulted in $159,000 of compensation expense being recorded, which is included in the consolidated statement of earnings for 2000.

         Pro forma consolidated balance sheet information follows as of December
         31, 1999:

                                                                    Originally      Historical       Pro Forma
         ($ in thousands)                                            Reported          ICNY         Adjustments      Adjusted
         ---------------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents                                   $  7,429        $30,754     $(6,088)  (1)       $ 32,095
         Securities held to maturity, net                              83,132              -         -                 83,132
         Federal Reserve Bank stock                                       508              -         -                    508
         Loans receivable, net                                        147,154         63,290         -                210,444
         Accrued interest receivable                                    1,349            646         -                  1,995
         Premises and equipment, net                                    5,767             96         -                  5,863
         Deferred income tax asset                                        912             24         -                    936
         Deferred debenture offering costs                                479          3,242         -                  3,721
         Other assets                                                   1,099            688         -                  1,787
         -----------------------------------------------------------------------------------------------------------------------
         Total assets                                                $247,829        $98,740     $(6,088)            $340,481
         -----------------------------------------------------------------------------------------------------------------------

         Deposit liabilities                                         $207,168          $   -     $(6,088) (1)        $201,080
         Federal funds purchased                                        6,955              -         -                  6,955
         Debentures payable                                             6,930         77,400         -                 84,330
         Accrued interest payable on debentures                           892          7,200         -                  8,092
         Mortgage escrow funds payable                                  1,521          1,854         -                  3,375
         Official checks outstanding                                    1,821              -         -                  1,821
         Other liabilities                                              1,078            146         -                  1,224
         -----------------------------------------------------------------------------------------------------------------------
         Total liabilities                                            226,365         86,600      (6,088)             306,877
         -----------------------------------------------------------------------------------------------------------------------

         Common stock and paid-in capital                              16,998          5,609         -                 22,607
         Retained earnings                                              4,466          6,531         -                 10,997
         -----------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                    21,464         12,140         -                 33,604
         -----------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                  $247,829        $98,740     $(6,088)            $340,481
         -----------------------------------------------------------------------------------------------------------------------

        (1)   Represents  the  elimination  of  certain   intercompany   deposit
              accounts.   Certain   reclassifications  were  also  made  to  the
              historical amounts of Intervest Corporation of New York and the Company to conform to the current period's presentation.


                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
2.       Acquisition of Intervest Corporation of New York, Continued

         A pro forma summary of the Company's consolidated statements of earnings follows for the periods indicated:

                                                                                    For the Year Ended December 31, 1999
                                                                             ---------------------------------------------------
                                                                           Originally   Historical    Pro Forma
         ($ in thousands)                                                   Reported       ICNY      Adjustments     Adjusted
         -----------------------------------------------------------------------------------------------------------------------
         Interest and dividend income                                         $15,058     $10,552    $ (109)(a)        $25,501
         Interest expense                                                       9,478       9,050      (109)(a)         18,419
                                                                             ---------------------------------------------------
         Net interest and dividend income                                       5,580       1,502         -              7,082
         Provision for loan loss reserves                                         830           -         -                830
                                                                             ---------------------------------------------------
         Net interest and dividend income
             after provision for loan loss reserves                             4,750       1,502         -              6,252
         Noninterest income                                                       456         444         -                900
         Noninterest expenses                                                   3,165         894         -              4,059
                                                                             ---------------------------------------------------
         Earnings before taxes and change in accounting principle               2,041       1,052         -              3,093
         Provision for income taxes                                               718         480         -              1,198
         Cumulative effect of change in accounting principle, net of tax         (128)          -         -               (128)
         -----------------------------------------------------------------------------------------------------------------------
         Net earnings                                                         $ 1,195       $ 572     $   -             $1,767
         -----------------------------------------------------------------------------------------------------------------------
         Basic earnings per share                                              $ 0.48           -         -             $ 0.47
         Diluted earnings per share                                            $ 0.43           -         -             $ 0.44
         Average number of common shares outstanding - Basic                2,510,293           -      1,250,000     3,760,293
         Average number of common shares outstanding - Diluted              2,770,118           -      1,250,000     4,020,118
         -----------------------------------------------------------------------------------------------------------------------

(a)      Represents the elimination of certain intercompany interest income and  expense.


                                                                                    For the Year Ended December 31, 1998
                                                                             ---------------------------------------------------
                                                                           Originally   Historical    Pro Forma
         ($ in thousands)                                                   Reported       ICNY      Adjustments        Adjusted
         -----------------------------------------------------------------------------------------------------------------------
         Interest and dividend income                                         $12,934     $11,742       $ (29)(a)        $24,647
         Interest expense                                                       8,297       9,401         (29)(a)         17,669
                                                                             ---------------------------------------------------
         Net interest and dividend income                                       4,637       2,341           -              6,978
         Provision for loan loss reserves                                         479           -           -                479
                                                                             ---------------------------------------------------
         Net interest and dividend income
              after provision for loan loss reserves                            4,158       2,341           -              6,499
         Noninterest income                                                       349         351           -                700
         Noninterest expenses                                                   2,133         944           -              3,077
                                                                             ---------------------------------------------------
         Earnings before taxes                                                  2,374       1,748           -              4,122
         Provision for income taxes                                               939         801           -              1,740
         -----------------------------------------------------------------------------------------------------------------------
         Net earnings                                                         $ 1,435     $   947       $   -            $ 2,382
         -----------------------------------------------------------------------------------------------------------------------
         Adjusted net earnings for diluted earnings per share computation     $ 1,607     $   947       $   -            $ 2,554
         Basic earnings per share                                             $  0.58           -           -            $  0.64
         Diluted earnings per share                                           $  0.46           -           -            $  0.54

         Average number of common shares outstanding - Basic                2,457,113           -        1,250,000     3,707,113
         Average number of common shares outstanding - Diluted              3,473,516           -        1,250,000     4,723,516
         -----------------------------------------------------------------------------------------------------------------------

(a)      Represents the elimination of certain intercompany interest income and  expense.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
2.       Acquisition of Intervest Corporation of New York, Continued

         A summary of the Company's  consolidated statement of earnings for 2000 follows:
                                                                                          For the Year Ended
                                                                                           December 31, 2000
                                                                                      -------------------------
                                                                                        Excluding        As
            ($ in thousands)                                                               ICNY        Reported
            ----------------------------------------------------------------------------------------------------
            Interest and dividend income                                                   $23,389      $31,908
            Interest expense                                                                15,689       23,325
                                                                                       -------------------------
            Net interest and dividend income                                                 7,700        8,583
            Provision for loan loss reserves                                                   275          275
                                                                                       -------------------------
            Net interest and dividend income after provision for loan loss reserves          7,425        8,308
            Noninterest income                                                                 505          983
            Noninterest expenses                                                             3,830        4,568
                                                                                       -------------------------
            Earnings before taxes and extraordinary item                                     4,100        4,723
            Provision for income taxes                                                       1,621        1,909
            Extraordinary item, net of tax                                                       -         (206)
            ----------------------------------------------------------------------------------------------------
            Net earnings                                                                   $ 2,479      $ 2,608
            ----------------------------------------------------------------------------------------------------
            The  amounts  reported  in  the table above are after elimination of intercompany revenue and expense.


3.       Securities

         The carrying values (estimated fair values) of securities available for sale at December 31, 2000 are summarized as follows:

                                                                        Gross        Gross
                                                        Amortized  Unrealized   Unrealized  Carrying
                 ($ in thousands)                            Cost       Gains       Losses     Value
                 ------------------------------------------------------------------------------------
                 U.S. Government agency securities        $75,194          $-         $405   $74,789
                 ------------------------------------------------------------------------------------

         On December 31, 2000, Intervest Bank transferred its entire securities held-to-maturity portfolio (consisting of U.S. government agency securities with an estimated fair value of $74,789,000) to the securities available-for-sale portfolio. The transfer was made in order to provide additional flexibility for implementing the Bank's asset/liability management strategies.

         The available-for-sale portfolio consists of fixed-rate debt obligations of the Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB) and Federal National Mortgage Association (FNMA). Most of the securities have terms that allow the issuer the right to call or prepay its obligation without prepayment penalty. The weighted-average yield of the portfolio was 5.81% at December 31, 2000. There were no sales of securities during 2000, 1999 and 1998, and no transfers of securities to the available-for-sale portfolio in 1999 or 1998. Intervest Bank expects to classify any future purchases of securities until 2002 as available for sale.

         The amortized cost and carrying values (estimated fair values) of securities available for sale at December 31, 2000, by remaining term to contractual maturity are summarized as follows:
                                                        Amortized       Carrying
             ($ in thousands)                                Cost          Value
             -------------------------------------------------------------------
             Due in one year or less                     $  1,000           $998
             Due after one year through five years         64,190         63,809
             Due after five years through ten years        10,004          9,982
             -------------------------------------------------------------------
                                                          $75,194        $74,789
             -------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
3.       Securities, Continued

         The carrying values (amortized cost) and estimated fair values of securities held to maturity are summarized as follows:

                                                                        Gross       Gross  Estimated
                                                                        -----       -----  ---------
                                                        Amortized  Unrealized  Unrealized       Fair
                                                        ---------  ----------  ----------       ----
           ($ in thousands)                                  Cost       Gains      Losses      Value
           ---------------------------------------------------------------------------------------------
           At December 31, 2000:
              U.S. Government agency securities           $20,970            $8         $  -    $20,978
           ---------------------------------------------------------------------------------------------

           At December 31, 1999:
              U.S. Government agency securities           $83,132            $1       $3,251    $79,882
           ---------------------------------------------------------------------------------------------


         At December 31, 2000, securities held to maturity consisted of Intervest National Bank's holdings of short-term (due in one year or less), fixed-rate debt obligations of the FHLB, FNMA and the Federal Home Loan Mortgage Corporation (FHLMC). The weighted-average yield of the held-to-maturity portfolio was 6.52% at December 31, 2000 and 5.80% at December 31, 1999.

4.       Loans Receivable

         Loans receivable are summarized as follows:

                                                  At December 31, 2000         At December 31, 1999
                                                  --------------------         --------------------
           ($ in thousands)                     # of loans        Amount     # of loans        Amount
           -------------------------------------------------------------------------------------------
           Residential multifamily loans            137         $144,916           120       $116,729
           Commercial real estate loans             124          118,368           110         93,293
           Residential 1-4 family loans              39            3,034            44          2,311
           Commercial business loans                 39            1,781            42          2,107
           Consumer loans                            18              206            24            242
           -------------------------------------------------------------------------------------------
           Loans receivable                         357          268,305           340        214,682
           -------------------------------------------------------------------------------------------
           Deferred loan fees                                     (1,979)                      (1,745)
           Allowance for loan loss reserves                       (2,768)                      (2,493)
           -------------------------------------------------------------------------------------------
           Loans receivable, net                                $263,558                     $210,444
           -------------------------------------------------------------------------------------------


         Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas the properties are located, as well as the Company's underwriting standards. Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of income-producing properties (such as office buildings, shopping centers and rental and cooperative apartment buildings).

         The geographic distribution of the loan portfolio is summarized as follows:



                                          At December 31, 2000      At December 31, 1999
                                         ---------------------      --------------------
           ($ in thousands)                 Amount    % of Total       Amount    % of Total
           --------------------------------------------------------------------------------
           New York                       $134,905        50.3%      $103,477       48.2%
           Florida                         125,350        46.7         95,383       44.4
           Connecticut and New Jersey        5,263         2.0          9,722        4.5
           All other                         2,787         1.0          6,100        2.9
           --------------------------------------------------------------------------------
                                          $268,305       100.0%      $214,682      100.0%
           --------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
5.       Allowance for Loan Loss Reserves
         Activity in the allowance for loan loss reserves is summarized as follows:
                                                 For the Year Ended December 31,
                                                 -------------------------------
          ($ in thousands)                      2000          1999         1998
          ----------------------------------------------------------------------
          Allowance at beginning of year      $2,493        $1,662       $1,173
          Provision charged to operations        275           830          479
          Recoveries                               -             1           10
          ----------------------------------------------------------------------
          Allowance at end of year            $2,768        $2,493       $1,662
          ----------------------------------------------------------------------

         No loans were on nonaccrual status or classified as impaired in 2000, 1999 or 1998.

6.       Premises and Equipment, Lease Commitments and Rental Expense
         Premises and equipment is summarized as follows:
                                                               At December 31,
                                                               ---------------
          ($ in thousands)                                    2000         1999
          ----------------------------------------------------------------------
          Land                                              $1,264       $1,264
          Buildings                                          4,294        4,016
          Leasehold improvements                               324          324
          Furniture, fixtures and equipment                  1,889        1,867
          ----------------------------------------------------------------------
          Total cost                                         7,771        7,471
          ----------------------------------------------------------------------
          Less accumulated deprecation and amortization     (2,040)      (1,608)
          ----------------------------------------------------------------------
          Net book value                                    $5,731       $5,863
          ----------------------------------------------------------------------

         Intervest Bank leases its office at Belcher Road in Clearwater, Florida and Intervest National Bank and Intervest Corporation of New York lease their offices in Rockefeller Center, New York City. The leases contain operating escalation clauses related to taxes and operating costs based upon various criteria and are accounted for as operating leases expiring in June 2007, May 2008 and September 2004, respectively. Total future minimum annual lease rental payments due under these noncancellable operating leases as of December 31, 2000 were as follows: $551,000 in 2001; $554,000 in 2002; $558,000 in 2003; $541,000
         in 2004;  $400,000 in 2005;  and  $1,011,000  thereafter.  Rent expense aggregated $522,000 in 2000, $461,000 in 1999 and $271,000 in 1998.

         Intervest Bank subleases certain of its space to other companies under leases that expire at various times through August 2007. Future sublease rental income due under such leases as of December 31, 2000 aggregated as follows: $359,000 in 2001; $340,000 in 2002; $280,000 in
         2003;  $256,000 in 2004;  $231,000 in 2005;  and  $297,000  thereafter.
         Sublease rental income aggregated $340,000 in 2000 and $338,000 in 1999 and 1998.

7.       Deposits

         Scheduled maturities of certificates of deposit accounts are summarized as follows:

                                        At December 31, 2000       At December 31, 1999
                                        --------------------       --------------------
                                                     Wtd-Avg                     Wtd-Avg
          ($ in thousands)              Amount   Stated Rate       Amount    Stated Rate
          -----------------------------------------------------------------------------------
          Within one year             $133,433       6.44%        $75,815       5.56%
          Over one to two years         47,878       6.65          18,992       5.77
          Over two to three years        8,274       6.23          12,148       6.03
          Over three to four years       9,359       6.37           5,288       5.84
          Over four years               18,712       6.88          10,551       6.32
          -----------------------------------------------------------------------------------
                                      $217,656       6.51%       $122,794       5.72%
          -----------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
7.       Deposits, Continued

         Certificates of deposit accounts of $100,000 or more totaled $48,874,000 and $18,240,000 at December 31, 2000 and 1999,
         respectively. At December 31, 2000, certificates of deposit accounts of $100,000 or more by remaining maturity were as follows: due within one year $30,442,000; over one to two years $11,677,000 over two to three years $921,000; over three to four years $2,052,000; and over four years $3,782,000.

         Interest expense on deposits is summarized as follows:

                                                 For the Year Ended December 31,
                                                 -------------------------------
          ($ in thousands)                      2000         1999         1998
          ----------------------------------------------------------------------
          Interest-checking accounts           $ 232        $ 238         $216
          Savings accounts                       897        1,059          832
          Money-market accounts                2,832        1,882        1,079
          Certificates of deposit accounts    10,892        5,524        5,821
          ----------------------------------------------------------------------
                                             $14,853       $8,703       $7,948
          ----------------------------------------------------------------------

 8.      Debentures Payable and Extraordinary Item

         Debentures outstanding are summarized as follows:

                                                                                             At December 31,
                                                                                             ---------------
          ($ in thousands)                                                                2000           1999
          ----------------------------------------------------------------------------------------------------
          INTERVEST CORPORATION OF NEW YORK:
          Series 06/29/92 - interest at 2% above prime - due April 1, 2000                 $   -       $7,000
          Series 09/13/93 - interest at 2% above prime - due October 1, 2001                   -        8,000
          Series 01/28/94 - interest at 2% above prime - due April 1, 2002                     -        4,500
          Series 10/28/94 - interest at 2% above prime - due April 1, 2003                     -        4,500
          Series 05/12/95 - interest at 2% above prime - due April 1, 2004                 9,000        9,000
          Series 10/19/95 - interest at 2% above prime - due October 1, 2004               9,000        9,000
          Series 05/10/96 - interest at 2% above prime - due April 1, 2005                10,000       10,000
          Series 10/15/96 - interest at 2% above prime - due October 1, 2005               5,500        5,500
          Series 04/30/97 - interest at 1% above prime - due October 1, 2005               8,000        8,000
          Series 11/10/98 - interest at 8% fixed       - due January 1, 2001               1,400        1,400
          Series 11/10/98 - interest at 81/2% fixed    - due January 1, 2003               1,400        1,400
          Series 11/10/98 - interest at 9% fixed       - due January 1, 2005               2,600        2,600
          Series 06/28/99 - interest at 8% fixed       - due July 1, 2002                  2,500        2,500
          Series 06/28/99 - interest at 81/2% fixed    - due July 1, 2004                  2,000        2,000
          Series 06/28/99 - interest at 9% fixed       - due July 1, 2006                  2,000        2,000
          Series 09/18/00 - interest at 8% fixed       - due January 1, 2004               1,250            -
          Series 09/18/00 - interest at 81/2% fixed    - due January 1, 2006               1,250            -
          Series 09/18/00 - interest at 9% fixed       - due January 1, 2008               1,250            -
                                                                                   ---------------------------
                                                                                          57,150       77,400
          INTERVEST BANCSHARES CORPORATION:
          Series 05/14/98 - interest at 8% fixed       - due July 1, 2008                  6,930        6,930
          ----------------------------------------------------------------------------------------------------
                                                                                         $64,080      $84,330
          ----------------------------------------------------------------------------------------------------

         The "Prime" in the preceding table refers to the prime rate of Chase Manhattan Bank, which was 9.5% on December 31, 2000 and 8.50% on December 31, 1999. In 2000, Intervest Corporation of New York's Series 6/29/92, 9/13/93, 1/28/94 and 10/28/94 debentures totaling $24,000,000 in principal were redeemed prior to maturity for the outstanding principal amount plus accrued interest aggregating $3,970,000. In connection with these early redemptions, $382,000 of unamortized deferred debenture offering costs was charged to expense and reported as an extraordinary charge, net of a tax benefit of $176,000, in the consolidated statement of earnings for the year ended December 31, 2000.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
8.       Debentures Payable and Extraordinary Item, Continued

         Intervest Corporation of New York's floating-rate Series 5/12/95, 10/19/95, 5/10/96, 10/15/96 and 4/30/97 debentures have a maximum interest rate of 12%. Interest on an aggregate of $6,540,000 of these debentures is accrued and compounded quarterly, and is due and payable at maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

         Intervest Corporation of New York's Series 11/10/98, 6/28/99, 09/18/00 debentures accrue and compound interest quarterly, with such interest due and payable at maturity. The holders of these debentures can require Intervest Corporation of New York to repurchase the debentures for face amount plus accrued interest each year beginning on July 1, 2001, July 1, 2002 and January 1, 2004, respectively, provided, however that in no calendar year will Intervest Corporation of New York be required to purchase more than $100,000 in principal amount of each maturity of debentures, on a non-cumulative basis.

         All of Intervest Corporation of New York's debentures may be redeemed, in whole or in part, at any time at the option of Intervest Corporation of New York, for face value, except for Series 9/18/00 debentures, which would be at a premium of 1% if the redemption is prior to January 1, 2002. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

         The Holding Company's Series 5/14/98 subordinated debentures are due July 1, 2008 and are convertible at the option of the holders at any time prior to April 1, 2008, unless previously redeemed by the Holding Company, into shares of Class A common stock of the Holding Company at the following conversion prices per share: $14.00 in 2001; $15.00 in 2002; $16.00 in 2003; $18.00 in 2004; $21.00 in 2005; $24.00 in 2006;
         $27.00 in 2007 and $30.00 from January 1, 2008  through  April 1, 2008.
         The Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. On January 13, 1999, the conversion prices were adjusted downward from those set at the original offering date to the prices shown above. During 1999, debentures in the aggregate principal amount of $70,000, plus accrued interest, were converted into shares of Class A common stock at the election of the debenture holders. The conversion price was $10 per share, which resulted in 7,554 shares of Class A common stock being issued in connection with the conversions.

         The Holding Company also has the option at any time to call all or any part of the convertible debentures for payment and redeem the same at any time prior to maturity thereof for face amount. Interest accrues and compounds each calendar quarter at 8%. All accrued interest is due and payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year commencing July 1, 2003, elect to be paid all accrued interest and to thereafter receive payments of interest quarterly.

         Scheduled contractual maturities of all debentures as of December 31, 2000 are summarized as follows:

          ($ in thousands)                          Principal   Accrued Interest
          ----------------------------------------------------------------------
          For the year ended December 31, 2001         $1,400             $1,233
          For the year ended December 31, 2002          2,500                295
          For the year ended December 31, 2003          1,400                265
          For the year ended December 31, 2004         21,250              3,418
          For the year ended December 31, 2005         26,100              1,682
          Thereafter                                   11,430              1,840
          ----------------------------------------------------------------------
                                                      $64,080             $8,733
          ----------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
  9.     Federal funds Purchased and Other Borrowed Funds

         From time to time, the Banks purchase federal funds to manage liquidity needs. At December 31, 2000, there were no such fund outstanding, compared to $6,955,000 at December 31, 1999. Intervest Bank also has agreements with correspondent banks whereby it may borrow up to $6,000,000 on an unsecured basis. There were no outstanding borrowings under these agreements at December 31, 2000 or 1999.

10.      Stockholders'   Equity

         The Holding Company's Board of Directors is authorized to issue up to 300,000 shares of preferred stock of the Holding Company without stockholder approval. The powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued is determined by the Board of Directors. At December 31, 2000 and 1999, there was no preferred stock issued and outstanding.

         Class A and B common stock have equal voting rights as to all matters, except that, so long as at least 50,000 shares of Class B common stock remain issued and outstanding, the holders of the outstanding shares of Class B common stock are entitled to vote for the election of two-thirds of the Board of Directors (rounded up to the nearest whole number), and the holders of the outstanding shares of Class A common stock are entitled to vote for the remaining Directors of the Holding Company. The shares of Class B common stock are convertible, on a share-for-share basis, into Class A common stock at any time.

11.      Asset and Dividend Restrictions

         The Banks are required under Federal Reserve Board regulations to maintain reserves, generally consisting of cash or noninterest-earning accounts, against its transaction accounts. At December 31, 2000 and 1999, balances maintained as reserves were not material.

         As a member of the Federal Reserve Banking system, the Banks must maintain an investment in the capital stock of the Federal Reserve Bank. At December 31, 2000 and 1999, such investment, which earns a dividend, aggregated $605,000 and $508,000, respectively. At December 31, 2000, U.S. government agency securities available for sale with a carrying value of $6,127,000 were pledged against various deposit accounts. At December 31, 1999, U.S. government agency securities with a carrying value of $5,500,000 were pledged against federal funds purchased.

         The payment of dividends by the Holding Company to its shareholders and the payment of dividends by the Holding Company's subsidiaries to the Holding Company itself is subject to various regulatory restrictions. These restrictions take into consideration various factors such as whether there are sufficient net earnings, as defined, liquidity, asset quality, capital adequacy and economic conditions. The holders of Class A common stock and Class B common stock share ratably in any dividend. The Holding Company has not paid any dividends on its capital stock and currently is not contemplating the payment of a dividend.

12.      Profit Sharing Plans

         The Company's subsidiaries sponsor tax-qualified, profit sharing plans in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans are available to employees who elect to participate after meeting certain length-of-service requirements. Contributions to the profit sharing plans are discretionary and are determined annually. Total contributions to the plans included in the consolidated statements of earnings aggregated $26,141, $25,000 and $22,000 for 2000, 1999 and 1998, respectively.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
13.      Related Party Transactions

         Intervest Bank has made loans to certain of its directors and their related entities. The activity is as follows:

                                                 For the Year Ended December 31,
                                                 -------------------------------

           ($ in thousands)                     2000          1999         1998
          ----------------------------------------------------------------------
          Balance at beginning of year        $3,395        $3,826       $3,242
          Additions                               50            25          868
          Repayments                            (134)         (456)        (284)
          ----------------------------------------------------------------------
          Balance at end of year              $3,311        $3,395       $3,826
          ----------------------------------------------------------------------

         There are no loans to any directors or officers of the Holding Company or its other subsidiaries. The Banks have deposit accounts from directors, executive officers and members of their immediate families and related business interests of approximately $3,967,000 at December 31, 2000 and $3,482,000 at December 31, 1999.

14.      Common Stock Warrants

         The Holding Company has common stock warrants outstanding that entitle the registered holders thereof to purchase one share of common stock for each warrant. All warrants are exercisable when issued, except for certain Class B common stock warrants issued in 1998. The Holding Company's warrants have been issued in connection with public stock offerings, to directors and employees of Intervest Bank and directors of the Holding Company and to outside third parties for performance of services.

         Data concerning common stock warrants is summarized as follows:

                                                               Exercise Price Per Warrant
                                                               --------------------------
                                                                                                    Total             Wtd-Avg
         Class A Common Stock Warrants:              $6.67          $11.50 (1)     $15.00 (2)     Warrants      Exercise Price
         ---------------------------------------------------------------------------------------------------------------------------
         Outstanding at December 31, 1997        1,528,665            965,683              -     2,494,348              $ 7.96
            Granted in 1998                              -                 20        122,000       122,020              $14.00
            Exercised in 1998                      (56,100)            (4,000)             -       (60,100)             $ 6.89
                                                ------------------------------------------------------------
         Outstanding at December 31, 1998        1,472,565            961,703        122,000     2,556,268              $ 8.27
            Granted in 1999                              -              1,000              -         1,000              $10.00
            Exercised in 1999                      (89,000)              (300)             -       (89,300)             $ 6.68
                                                ------------------------------------------------------------
         Outstanding at December 31, 1999        1,383,565            962,403        122,000     2,467,968              $ 8.33
            Exercised in 2000                      (12,750)                 -              -       (12,750)             $ 6.67
         ---------------------------------------------------------------------------------------------------
         Outstanding at December 31, 2000        1,370,815            962,403        122,000     2,455,218              $ 8.98
         ---------------------------------------------------------------------------------------------------------------------------
         Remaining contractual life in years
             at December 31, 2000                      2.5                2.0            2.0          2.3
         ---------------------------------------------------------------------------------------------------------------------------

         (1) The exercise price per warrant increases to $12.50 per share in 2001 and $13.50 per share in 2002.

         (2) The exercise price per warrant increase to $16.00 per share in 2001 and $17.00 per share in 2002.

                                                                 Exercise Price Per Warrant
                                                                 --------------------------        Total              Wtd-Avg
         Class B Common Stock Warrants:                                $6.67      $10.00 (1)    Warrants       Exercise Price
         ---------------------------------------------------------------------------------------------------------------------------
         Outstanding at December 31,1997                             150,000           -          150,000           $ 6.67
            Granted in 1998 (1)                                            -         50,000        50,000           $10.00
                                                                  ---------------------------------------
         Outstanding at December 31,1998                             150,000         50,000       200,000           $ 7.50
            Exercised in 1999                                         (5,000)             -        (5,000)          $ 6.67
         ------------------------------------------------------------------------------------------------
         Outstanding at December 31,1999 and 2000                    145,000         50,000       195,000           $ 7.52
         ------------------------------------------------------------------------------------------------
         Remaining contractual life in years at December 31, 2000        6.1            7.1           6.3
         ---------------------------------------------------------------------------------------------------------------------------

         (1) At December 31, 2000, 21,300 of these warrants were immediately exercisable. An additional 7,100 warrants vest and become exercisable on each April 27th of 2001, 2002, 2003, and the remaining 7,400 on April 27, 2004. The warrants, which expire on January 31, 2008, become fully vested earlier upon certain conditions.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
14.      Common Stock Warrants, Continued

         The Company uses the intrinsic value-based method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock warrants. Under this method, compensation expense related to stock warrants is the excess, if any, of the market price of the stock as of the grant date over the exercise price of the warrant. The exercise price of the Class B warrants granted in 1998 was below the market price of the common shares at the date of grant.
         Therefore, in accordance with APB Opinion No. 25, approximately $26,000, $26,000 and $43,000 was included in salaries and employee benefits expense for 2000, 1999 and 1998, respectively, in connection with these warrants. No compensation expense was recorded related to the remaining stock warrants granted in 1998 because their exercise prices were the same as the market price of the common shares at the date of grant. Had compensation expense been determined based on the estimated fair value of the warrants at the grant date in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts as follows:

                                                                For the Year Ended December 31,
                                                                -------------------------------
          ($ in thousands, except per share amounts)          2000           1999         1998
          -------------------------------------------------------------------------------------
          Reported net earnings                             $2,608         $1,767       $2,382
          Pro forma net earnings (1)                        $2,585         $1,744       $2,093
          Reported basic earnings per share                  $0.67          $0.47        $0.64
          Pro forma basic earnings per share                 $0.66          $0.46        $0.56
          Reported diluted earnings per share                $0.67          $0.44        $0.54
          Pro forma diluted earnings per share               $0.66          $0.43        $0.48
          -------------------------------------------------------------------------------------

 .                 (1) Pro forma net  earnings for 1998 does not reflect the full impact of calculating compensation expense related to Class B stock warrants granted in 1998, since the total expense calculated under SFAS No.123 is apportioned over the vesting period of those warrants.

         The per share weighted-average estimated fair value of 172,000 stock warrants granted to employees and directors in 1998 was $3.63 on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: no expected dividends; expected life of 2.9 years, expected price volatility of 25% and a 5.5% risk-free interest rate. For 1999, a fair value calculation for the 1,000 warrants issued was not performed because the impact was not significant. The assumptions used are subjective in nature, involve uncertainties and cannot be determined with precision.

15.      Income Taxes

         The Holding Company and its subsidiaries file a consolidated federal income tax return. The Holding Company also files consolidated income tax returns with Intervest National Bank and Intervest Corporation of New York in New York State and New York City. In addition, the Holding Company files a state income tax return in New Jersey and a franchise tax return in Delaware. Intervest Bank files a state income tax return in Florida. All the returns are filed on a calendar year basis.

         At December 31, 2000 and 1999, the Company had a net deferred tax asset of $1,105,000 and $936,000, respectively. The asset relates to the unrealized benefit for: net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future tax deductions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of such assets is dependent upon the generation of sufficient taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not that the Company's deferred tax asset will be realized and accordingly, a valuation allowance for deferred tax assets was not maintained at any time during 2000, 1999 or 1998.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
15.      Income Taxes, Continued

         The total tax expense (benefit) is as follows:

                                                               For the Year Ended December 31,
                                                               -------------------------------
          ($ in thousands)                                        2000        1999         1998
          -------------------------------------------------------------------------------------
          Provision for income taxes                            $1,909       $1,198      $1,740
          Benefit from change in accounting principle                -          (65)          -
          Benefit from extraordinary item                         (176)           -           -
          -------------------------------------------------------------------------------------
                                                                $1,733       $1,133      $1,740
          -------------------------------------------------------------------------------------

         Allocation of federal, state and local income taxes between current and deferred portions is as follows:

                   ($ in thousands)                            Current     Deferred       Total
                   ------------------------------------------------------------------------------
                   Year Ended December 31, 2000:
                   ----------------------------
                      Federal                                   $1,350        $ (10)     $1,340
                      State and Local                              399           (6)        393
                   ------------------------------------------------------------------------------
                                                                $1,749        $ (16)     $1,733
                   ------------------------------------------------------------------------------
                   Year Ended December 31, 1999:
                   ----------------------------
                      Federal                                   $1,123        $(263)     $  860
                      State and Local                              337          (64)        273
                   ------------------------------------------------------------------------------
                                                                $1,460        $(327)     $1,133
                   ------------------------------------------------------------------------------
                   Year Ended December 31, 1998:
                   ----------------------------
                      Federal                                   $1,290        $ (74)      $1,216
                      State and Local                              534          (10)         524
                   ------------------------------------------------------------------------------
                                                                $1,824        $ (84)      $1,740
                   ------------------------------------------------------------------------------

         The components of the deferred tax benefit is summarized as follows:

                                                                   For the Year Ended December 31,
                                                                   ------------------------------
                   ($ in thousands)                                2000        1999        1998
                   ------------------------------------------------------------------------------
                   Allowance for loan loss reserves               $  16       $(262)      $(185)
                   Organization and startup costs                   (10)        (99)          -
                   Stock-based compensation                         (17)        (12)        (15)
                   Depreciation                                     (33)         (3)        (38)
                   Net operating loss carryforwards                   -          61         125
                   All other                                         28         (12)         29
                   ------------------------------------------------------------------------------
                                                                  $ (16)      $(327)      $ (84)
                   ------------------------------------------------------------------------------


         The tax effects of the temporary differences that give rise to the deferred tax asset are summarized as follows:

                                                                                  At December 31,
                                                                                  --------------
                   ($ in thousands)                                               2000        1999
                   -------------------------------------------------------- ------------ -----------
                   Allowance for loan loss reserves                             $  729        $745
                   Unrealized net loss on securities available for sale            153           -
                   Organization and startup costs                                  109          99
                   Stock-based compensation                                         44          27
                   Depreciation                                                     55          22
                   All other                                                        15          43
                   -------------------------------------------------------------------------------
                   Total deferred tax asset                                     $1,105        $936
                   -------------------------------------------------------------------------------


                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
15.      Income Taxes, Continued

         The  reconciliation  between the statutory  federal income tax rate and the Company's  effective tax rate (including  state and local taxes) is as follows:
                                                                           For the Year Ended December 31,
                                                                           ------------------------------
                   ($ in thousands)                                        2000        1999         1998
                   --------------------------------------------------------------------------------------
                   Tax provision at statutory rate                         34.0%       34.0%        34.0%
                   Increase (decrease) in taxes resulting from:
                     State and local income taxes, net of federal benefit   6.4         6.3          8.2
                      Other                                                   -        (1.6)           -
                   -------------------------------------------------------------------------------------------
                                                                           40.4%       38.7%        42.2%
                   -------------------------------------------------------------------------------------------

16.      Earnings Per Share

         Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized as follows:

                                                                                         For the Year Ended December 31,
                                                                                         ------------------------------
             ($ in thousands, except share and per share amounts)                        2000          1999         1998
             ------------------------------------------------------------------------------------------------------------
             Basic earnings per share:
               Net earnings applicable to common stockholders                          $2,608        $1,767       $2,382
               Average number of common shares outstanding                          3,884,560     3,760,293    3,707,113
             ------------------------------------------------------------------------------------------------------------
             Basic earnings per share amount                                            $0.67         $0.47        $0.64
             ------------------------------------------------------------------------------------------------------------

             Diluted earnings per share:
               Net earnings applicable to common stockholders                          $2,608        $1,767       $2,382
               Adjustment to net earnings from assumed conversion of debentures             -             -          172
                                                                                    -------------------------------------
               Adjusted net earnings for diluted earnings per share computation        $2,608        $1,767       $2,554
                                                                                    -------------------------------------
               Average number of common shares outstanding:
                  Common shares outstanding                                         3,884,560     3,760,293    3,707,113
                   Potential dilutive shares resulting from exercise of warrants            -       259,825      630,457
                   Potential dilutive shares resulting from conversion of debentures        -             -      385,946
                                                                                    -------------------------------------
               Total average number of common shares outstanding used for dilution  3,884,560     4,020,118    4,723,516
             ------------------------------------------------------------------------------------------------------------
             Diluted earnings per share amount                                          $0.67         $0.44        $0.54
             ------------------------------------------------------------------------------------------------------------

         Certain common stock warrants were not considered in the computations of diluted EPS because they were not dilutive and they are as follows:
         2,650,000 warrants with exercise prices ranging from $6.67 to $15.00 for 2000; 1,134,000 warrants with exercise prices ranging from $10.00 to $14.00 for 1999; and 122,000 warrants with an exercise price of
         $14.00 for 1998. Additionally, convertible debentures totaling $6,930,000 and convertible (at $12.50 per share in 2000 and $10.00 per share in 1999) into Class A common stock were excluded from the 2000 and 1999 diluted EPS computations because they were not dilutive.

17.      Contingencies

         The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of mortgage loans, and other issues incident to the Company's business. Management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
18.      Regulatory Matters

         The Company is subject to regulation, examination and supervision by the Federal Reserve Bank. The Banks are also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation. In addition, Intervest Bank is subject to the regulation, examination and supervision of the Florida Department of Banking and Finance, while Intervest National Bank is subject to the regulation, examination and supervision of the Office of the Comptroller of the Currency of the United States of America ("OCC").

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

         Management believes, as of December 31, 2000 and 1999, that the Company, Intervest Bank and Intervest National Bank met all capital adequacy requirements to which they are subject. As of December 31, 2000, the most recent notification from the regulators categorized the Banks as well-capitalized institutions under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding that would change the designations from well capitalized.

         On June 15, 2000, Intervest National Bank and its primary regulator the OCC entered into a Memorandum of Understanding. The memorandum is a formal written agreement whereby, among other things, Intervest National Bank shall review, revise, develop and implement various policies and procedures with respect to its lending and credit underwriting. Management has implemented various actions towards bringing Intervest National Bank into full compliance with the memorandum.

         The following tables present information regarding the Company's and the Banks' capital adequacy.

                                                                                                     Minimum to Be Well
                                                                                                     ------------------
                                                                                                      Capitalized Under
                                                                                                      -----------------
                                                                               Minimum Capital        Prompt Corrective
                                                                               ---------------        -----------------
                                                             Actual              Requirements         Action Provisions
                                                             ------              ------------         -----------------
         ($ in thousands)                              Amount      Ratio      Amount      Ratio       Amount      Ratio
         ------------------------------------------------------------------------------------------------------------------
         Consolidated as of December 31, 2000:
         ------------------------------------
            Total capital to risk-weighted assets       $38,382      12.63%    $24,309       8.00%      NA          NA
            Tier 1 capital to risk-weighted assets      $35,614      11.72%    $12,155       4.00%      NA          NA
            Tier 1 capital to average assets            $35,614       8.75%    $16,275       4.00%      NA          NA

         Consolidated as of December 31, 1999:
         ------------------------------------
            Total capital to risk-weighted assets       $35,252      14.31%    $19,704       8.00%      NA          NA
            Tier 1 capital to risk-weighted assets      $32,759      13.30%     $9,852       4.00%      NA          NA
            Tier 1 capital to average assets            $32,759       9.55%    $13,720       4.00%      NA          NA
         ------------------------------------------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
18.      Regulatory Matters, Continued

                                                                                                     Minimum to Be Well
                                                                                                     ------------------
                                                                                                      Capitalized Under
                                                                                                      -----------------
                                                                               Minimum Capital        Prompt Corrective
                                                                               ---------------        -----------------
                                                             Actual              Requirements         Action Provisions
                                                             ------              ------------         -----------------
         ($ in thousands)                              Amount      Ratio      Amount      Ratio       Amount      Ratio
         --------------------------------------------------------------------------------------------------------------

         Intervest Bank at December 31, 2000:
         -----------------------------------
            Total capital to risk-weighted assets       $16,019      10.80%    $11,866       8.00%     $14,832    10.00%
            Tier 1 capital to risk-weighted assets      $14,164       9.55%     $5,933       4.00%      $8,899     6.00%
            Tier 1 capital to average assets            $14,164       6.64%     $8,528       4.00%     $10,660     5.00%

         Intervest Bank at December 31, 1999:
         -----------------------------------
            Total capital to risk-weighted assets       $13,737      11.04%     $9,951       8.00%     $12,439    10.00%
            Tier 1 capital to risk-weighted assets      $12,176       9.79%     $4,976       4.00%      $7,463     6.00%
            Tier 1 capital to average assets            $12,176       6.44%     $7,562       4.00%      $9,453     5.00%
         --------------------------------------------------------------------------------------------------------------

         Intervest National Bank at December 31, 2000:
         --------------------------------------------
            Total capital to risk-weighted assets       $13,712      15.27%     $7,185       8.00%      $8,981    10.00%
            Tier 1 capital to risk-weighted assets      $12,917      14.38%     $3,592       4.00%      $5,389     6.00%
            Tier 1 capital to average assets            $12,917      11.29%     $4,578       4.00%      $5,722     5.00%

         Intervest National Bank at December 31, 1999:
         --------------------------------------------
            Total capital to risk-weighted assets        $8,724      19.02%     $3,668       8.00%      $4,586    10.00%
            Tier 1 capital to risk-weighted assets       $8,280      18.06%     $1,834       4.00%      $2,752     6.00%
            Tier 1 capital to average assets             $8,280      16.29%     $2,034       4.00%      $2,542     5.00%
         --------------------------------------------------------------------------------------------------------------

19.      Off-Balance Sheet Financial Instruments

         The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments. The Company's exposure to credit loss in the event of nonperformance by the other party to the off-balance sheet financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

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

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
19.      Off-Balance Sheet Financial Instruments, Continued

         The following is a summary of the notional amounts of the Company's off-balance sheet financial instruments.

                                                                 At December 31,
                   ($ in thousands)                             2000        1999
                   -------------------------------------------------------------
                   Unfunded loan commitments                 $17,310     $26,256
                   Available lines of credit                     560         765
                   Standby letters of credit                     167         900
                   -------------------------------------------------------------
                                                             $18,037     $27,921
                   -------------------------------------------------------------

20.      Estimated Fair Value of Financial Instruments

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

         The carrying and estimated fair values of the Company's financial instruments are summarized as follows:

                                                                   At December 31, 2000      At December 31, 1999
                                                                   --------------------      --------------------
                                                                     Carrying        Fair    Carrying  Fair Value
                 ($ in thousands)                                       Value       Value       Value
                 ------------------------------------------------------------------------------------------------
                 Financial Assets:
                   Cash and cash equivalents                          $42,938     $42,938     $32,095     $32,095
                   Securities available for sale, net                  74,789      74,789           -           -
                   Securities held to maturity, net                    20,970      20,978      83,132      79,882
                   Federal Reserve Bank stock                             605         605         508         508
                   Loans receivable, net                              263,558     265,068     210,444     210,594
                   Accrued interest receivable                          2,961       2,961       1,995       1,995
                 Financial Liabilities:
                   Deposit liabilities                                300,241     300,775     201,080     200,623
                   Federal funds purchased                                  -           -       6,955       6,955
                   Debentures payable plus accrued interest            72,813      72,813      92,422      91,983
                   Accrued interest payable                               856         856         461         461
                 ------------------------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
20.      Estimated Fair Value of Financial Instruments, Continued

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Securities. The estimated fair value of securities available for sale and held to maturity is based on quoted market prices. The estimated fair value of the Federal Reserve Bank stock approximates fair value since the security does not present credit concerns and is redeemable at cost.

         Loans Receivable. The estimated fair value of variable rate loans that reprice frequently and have no significant change in credit risk since origination approximates their carrying values. For fixed-rate loans estimated fair value is based on a discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

         Debentures and Accrued Interest Payable. The estimated fair value of debentures and related accrued interest payable is based on a discounted cash flow analysis. The discount rate used in the present value computation was estimated by comparison to what management believes to be the Company's incremental borrowing rate for similar arrangements. For 2000, management believes that the incremental borrowing rate approximated the current rates for each of the borrowings.

         All Other Financial Assets and Liabilities. The estimated fair value of cash and cash equivalents, accrued interest receivable, federal funds purchased and accrued interest payable approximates their carrying values since these instruments are payable on demand or have short-term maturities.

         Off-Balance Sheet Instruments. The carrying amounts of commitments to lend approximated estimated fair value.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
21.      Holding Company Financial Information

                            Condensed Balance Sheets
                                                                                                  At December 31,
                                                                                                  ---------------
                      ($ in thousands)                                                            2000        1999
                      -----------------------------------------------------------------------------------------------
                      ASSETS
                      Cash and due from banks                                                     $    19  $     9
                      Short-term investments                                                        1,428    4,877
                                                                                               ----------------------
                         Total cash and cash equivalents                                            1,447    4,886
                      Loans receivable, net  (net of allowance for loan loss reserves
                           of  $30 and $13 at December 31, 2000 and 1999)                           5,905    2,584
                      Investment in subsidiaries                                                   36,875   33,379
                      Deferred debenture offering costs                                               438      479
                      All other assets                                                                211      117
                      -----------------------------------------------------------------------------------------------
                      Total assets                                                                $44,876  $41,445
                      -----------------------------------------------------------------------------------------------

                      LIABILITIES
                      Convertible subordinated debentures payable                                 $ 6,930  $ 6,930
                      Accrued interest payable on debentures                                        1,536      892
                      All other liabilities                                                           182       19
                      -----------------------------------------------------------------------------------------------
                      Total liabilities                                                             8,648    7,841
                      -----------------------------------------------------------------------------------------------

                      STOCKHOLDERS' EQUITY
                      Common equity                                                                36,228   33,604
                      -----------------------------------------------------------------------------------------------
                      Total stockholders' equity                                                   36,228   33,604
                      -----------------------------------------------------------------------------------------------
                      Total liabilities and stockholders' equity                                  $44,876  $41,445
                      -----------------------------------------------------------------------------------------------

                        Condensed Statements of Earnings

                                                                                    For the Year Ended December 31,
                      ($ in thousands)                                                 2000        1999        1998
                      -----------------------------------------------------------------------------------------------
                      Interest income                                                $  672      $  744     $   993
                      Interest expense                                                  686         637         319
                                                                                   ----------------------------------
                      Net interest (expense) income                                     (14)        107         674
                      Provision (credit) for loan loss reserves                          17         (42)         55
                      Noninterest income                                                165         161         109
                      Noninterest expenses                                              405         197         197
                                                                                   ----------------------------------
                      (Loss) earnings before income taxes                              (271)        113         531
                      (Credit) provision for income taxes                              (131)         53         245
                                                                                   ----------------------------------
                      Net (loss) earnings before earnings (loss) of subsidiaries       (140)         60         286
                      Equity in earnings of Intervest Bank                            2,002       1,642       1,149
                      Equity in earnings (loss) of Intervest National Bank              617        (507)          -
                      Equity in earnings of Intervest Corporation of New York           129         572         947
                      -----------------------------------------------------------------------------------------------
                      Net earnings                                                   $2,608      $1,767     $ 2,382
                      -----------------------------------------------------------------------------------------------

                      Cash dividends received from subsidiaries                      $3,000      $    -     $     -

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
21.      Holding Company Financial Information, Continued

                                                       Condensed Statements of Cash Flows

                                                                                     For the Year Ended December 31,
                                                                                     -------------------------------
              ($ in thousands)                                                       2000          1999         1998
              --------------------------------------------------------------------------------------------------------
              OPERATING ACTIVITIES
              Net earnings                                                         $ 2,608       $ 1,767      $ 2,382
              Adjustments to  reconcile  net  earnings  to net cash
                   provided by operating activities:
              Equity in undistributed earnings of subsidiaries                      (2,748)       (1,707)      (2,096)
              Provision (credit) for loan loss reserves                                 17           (42)          55
              Deferred income tax (benefit) expense                                    (41)            7          (45)
              Compensation expense from awards of Class B stock and warrants           185            26           43
              Increase in accrued interest payable on debentures                       644           637          319
              Change in all other assets and liabilities, net                           24           135         (371)
              --------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                689           823          287
              --------------------------------------------------------------------------------------------------------

              INVESTING ACTIVITIES
              Decrease (increase) in interest-earning deposits                           -           100         (100)
              Investment in subsidiaries                                            (4,000)       (9,018)        (500)
              Cash dividends received from subsidiaries                              3,000             -            -
              Sale of loans to subsidiaries                                              -         5,604            -
              Loan originations and principal repayments, net                       (3,368)        2,761      (10,032)
              --------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                 (4,368)         (553)     (10,632)
              --------------------------------------------------------------------------------------------------------

              FINANCING ACTIVITIES
              Net increase (decrease) in mortgage escrow funds payable                 157          (173)         142
              Proceeds from sale of convertible debentures, net of issuance costs        -             -        6,457
              Proceeds from issuance of common stock upon the exercise
                  of stock warrants, net of issuance costs                              83           622          414
              --------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                                240           449        7,013
              --------------------------------------------------------------------------------------------------------
              Net (decrease) increase in cash and cash equivalents                  (3,439)          719       (3,332)
              Cash and cash equivalents at beginning of year                         4,886         4,167        7,499
              --------------------------------------------------------------------------------------------------------
              Cash and cash equivalents at end of year                             $ 1,447       $ 4,886      $ 4,167
              --------------------------------------------------------------------------------------------------------

              SUPPLEMENTAL DISCLOSURES
              Cash paid during the year for:
                 Income taxes                                                      $  (110)      $   142      $   200
              Noncash transactions:
                 Accumulated other comprehensive income, change in
                   subsidiary's unrealized loss on securities available for sale      (252)            -            -
                 Conversion of debentures into Class A common stock                      -            70            -
                 Issuance of common stock in exchange for common
                   stock of minority stockholders of Intervest Bank                      -             7            -
              --------------------------------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
22.      Quarterly Financial Data (Unaudited)

         The following is a summary of the consolidated statements of earnings by quarter:

                                                                                      For the Year Ended December 31, 2000
                                                                                      ------------------------------------
                                                                                      First      Second       Third      Fourth
         ($ in thousands, except per share amounts)                                 Quarter     Quarter     Quarter     Quarter
         ----------------------------------------------------------------------------------------------------------------------
         Interest and dividend income                                                $7,256      $7,658      $8,324      $8,670
         Interest expense                                                             5,412       5,552       5,943       6,418
                                                                                  ---------------------------------------------
         Net interest and dividend income                                             1,844       2,106       2,381       2,252
         Provision (credit) for loan loss reserves                                      155          90          47         (17)
                                                                                  ---------------------------------------------
         Net interest and dividend income
                after provision (credit) for loan loss reserves                       1,689       2,016       2,334       2,269
         Noninterest income                                                             162         178         338         305
         Noninterest expenses                                                         1,251       1,130       1,081       1,106
                                                                                  ---------------------------------------------
         Earnings before income taxes and extraordinary item                            600       1,064       1,591       1,468
         Provision for income taxes                                                     210         427         662         610
         Extraordinary item, net of tax                                                   -        (206)          -           -
         ----------------------------------------------------------------------------------------------------------------------
         Net earnings                                                                $  390      $  431      $  929      $  858
         ----------------------------------------------------------------------------------------------------------------------
         Basic earnings per share:
            Earnings before extraordinary item                                       $  .10      $  .16      $  .24      $  .22
            Extraordinary item, net of tax                                                -        (.05)          -           -
         ----------------------------------------------------------------------------------------------------------------------
            Net earnings per share                                                   $  .10      $  .11      $  .24      $  .22
         ----------------------------------------------------------------------------------------------------------------------
         Diluted earnings per share:
            Earnings before extraordinary item                                       $  .10      $  .16      $  .24      $  .22
            Extraordinary item, net of tax                                                -        (.05)           -          -
         ----------------------------------------------------------------------------------------------------------------------
            Net earnings per share                                                   $  .10      $  .11      $  .24      $  .22
         ----------------------------------------------------------------------------------------------------------------------

                                                                                      For the Year Ended December 31, 1999
                                                                                      ------------------------------------
                                                                                      First      Second       Third      Fourth
         ($ in thousands, except per share amounts)                                 Quarter     Quarter     Quarter     Quarter
         ----------------------------------------------------------------------------------------------------------------------
         Interest and dividend income                                                $6,129      $6,151      $6,487      $6,734
         Interest expense                                                             4,440       4,392       4,581       5,006
                                                                                  ---------------------------------------------
         Net interest and dividend income                                             1,689       1,759       1,906       1,728
         Provision for loan loss reserves                                               112         223         270         225
                                                                                  ---------------------------------------------
         Net interest and dividend income after provision for loan loss reserves      1,577       1,536       1,636       1,503
         Noninterest income                                                             414         143         219         124
         Noninterest expenses                                                           901       1,092       1,003       1,063
                                                                                  ---------------------------------------------
         Earnings before income taxes and change in accounting principle              1,090         587         852         564
         Provision for income taxes                                                     468         248         344         138
         Cumulative effect of change in accounting principle, net of tax               (128)          -           -           -
         ----------------------------------------------------------------------------------------------------------------------
         Net earnings                                                                $  494      $  339      $  508      $  426
         ----------------------------------------------------------------------------------------------------------------------
         Basic earnings per share:
             Earnings before change in accounting principle                          $  .16       $ .09      $  .14      $  .11
            Cumulative effect of change in accounting principle, net of tax            (.03)          -           -           -
         ----------------------------------------------------------------------------------------------------------------------
            Net earnings per share                                                   $  .13       $ .09      $  .14      $  .11
         ----------------------------------------------------------------------------------------------------------------------
         Diluted earnings per share:
             Earnings before change in accounting principle                          $  .15       $ .08      $  .13      $  .11
            Cumulative effect of change in accounting principle, net of tax            (.03)          -           -           -
         ----------------------------------------------------------------------------------------------------------------------
            Net earnings per share                                                   $  .12       $ .08      $  .13      $  .11
         ----------------------------------------------------------------------------------------------------------------------


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None
                                    PART III

Item 10.  Directors and Executive Officers

a. Directors. The information required by this item is contained under the section entitled "Election of Directors" in the Company's Proxy Statement for its 2001 Annual Meeting (the "Proxy Statement") and is incorporated herein by reference.

b.    Executive Officers.  The information required by this item is set forth in
      Part I of this report under the Caption Item 4A "Executive Officers and Other Key Employees".

c. Compliance with Section 16(a). Information contained in the section of the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 11.  Executive Compensation

The information contained in the section entitled "Executive Compensation" of the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information  contained in the section entitled  "Certain  Relationships  and
Related   Transactions"  of  the  Proxy  Statement  is  incorporated  herein  by reference.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) Documents Filed as Part of this Report

      (1)    Financial Statements:

             See Item 8 "Financial Statements and Supplementary Data"

      (2)    Financial Statement Schedules:

             See Item 8 "Financial Statements and Supplementary Data"

      (3) Exhibits: The following exhibits are filed herein as part of this Form 10-K:

                                     PART IV


Exhibit No     Description of Exhibit
----------     ----------------------
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

4.7 Form of Indenture between the Company and the Bank of New York, as Trustee, dated January 1, 2001.

12             Statement re: computation of ratios of earnings to fixed charges.

23.1           Consent of Independent Accountants.

23.2           Consent of Independent Accouttants.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

INTERVEST BANCSHARES CORPORATION
(Registrant)

By: /s/ Lowell S. Dansker                          Date:           March 6, 2001
    --------------------------------                    ------------------------
        Lowell S. Dansker, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Chairman of the Board, Executive Vice President and Director:

By: /s/ Jerome Dansker                              Date:          March 6, 2001
   ---------------------------------                     -----------------------
        Jerome Dansker

President, Treasurer and Director
(Principal Executive, Financial and Accounting Officer):

By: /s/ Lowell S. Dansker                           Date:          March 6, 2001
     -------------------------------                     -----------------------
        Lowell S. Dansker

Vice President, Secretary and Director:

By: /s/ Lawrence G. Bergman                         Date:          March 6, 2001
   ---------------------------------                     -----------------------
        Lawrence G. Bergman

Directors:

By:                                                Date:
    --------------------------------                     -----------------------
        Michael A. Callen

By: /s/ Wayne F. Holly                              Date:          March 6, 2001
    --------------------------------                     -----------------------
        Wayne F. Holly

By: /s/ Edward J. Merz                              Date:          March 6, 2001
    --------------------------------                     -----------------------
        Edward J. Merz

By: /s/ Lawton Swan, III                            Date:          March 6, 2001
    --------------------------------                     -----------------------
        Lawton Swan, III

By: /s/ Thomas E. Willett                           Date:          March 6, 2001
    --------------------------------                     -----------------------
        Thomas E. Willett

By: /s/ David J. Willmott                           Date:          March 6, 2001
    --------------------------------                     -----------------------
        David J. Willmott

By: /s/ Wesley T. Wood                              Date:          March 6, 2001
    --------------------------------                     -----------------------
        Wesley T. Wood