Form 10-Q
period 2001-03-31
INTERVEST BANCSHARES CORP
filed 2001-05-11
CIK 927807

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                          Commission File No. 000-23377

                        INTERVEST BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)


                 Delaware                                    13-3699013
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation)           (I.R.S. employer
                                                          identification no.)

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
                                              --      --

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                                 Shares Outstanding:
-------------------                                  ------------------
Class A Common Stock, $1.00 par
--------------------------------
value per share                             3,544,629 Outstanding at May 1, 2001
---------------
Class B Common Stock, $1.00 par
--------------------------------
value per share                               355,000 Outstanding at May 1, 2001
---------------
================================================================================

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                                 March 31, 2001

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
 Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets
      as of March 31, 2001 (Unaudited) and December 31, 2000.................  2

   Condensed Consolidated Statements of Earnings (Unaudited)
      for the Quarters Ended March 31, 2001 and 2000 ........................  3

   Condensed Consolidated Statements of Comprehensive Income (Unaudited)
      for the Quarters Ended March 31, 2001 and 2000 ........................  4

   Condensed Consolidated Statements of Changes in Stockholders'
      Equity (Unaudited) for the Quarters Ended March 31, 2001 and 2000......  5

   Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Quarters Ended March 31, 2001 and 2000.........................  6

   Notes to Condensed Consolidated Financial Statements (Unaudited)..........  7

   Review by Independent Certified Public Accountants .......................  9

   Report on Review by Independent Certified Public Accountants ............. 10

 Item 2.  Management's Discussion and Analysis of Financial Condition and
                                Results of Operations ....................... 12

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk......... 18

PART II. OTHER INFORMATION

 Item 1.      Legal Proceedings.............................................. 19

     Item 2.  Changes in Securities and Use of Proceeds...................... 19

     Item 3.  Defaults Upon Senior Securities................................ 19

     Item 4.  Submission of Matters to a Vote of Security Holders............ 19

     Item 5.  Other Information.............................................. 19

 Item 6.  Exhibits and Reports on Form 8-K .................................. 19

Signatures................................................................... 19

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
                      Condensed Consolidated Balance Sheets

                                                                                            (Unaudited)
                                                                                              March 31,     December 31,
      ($ in thousands, except par value)                                                        2001            2000
      -------------------------------------------------------------------------------------------------------------------
      ASSETS
      Cash and due from banks                                                                  $ 5,114         $  5,016
      Federal funds sold                                                                        57,398           20,268
      Short-term investments                                                                    17,289           17,654
                                                                                              ---------------------------
          Total cash and cash equivalents                                                       79,801           42,938
      Securities available for sale at estimated fair value                                     38,094           74,789
      Securities held to maturity, net
          (estimated fair value of $16,958 and $20,978, respectively)                           16,926           20,970
      Federal Reserve Bank stock, at cost                                                          639              605
      Loans receivable (net of allowance for loan losses of $2,768 at each date)               273,933          263,558
      Accrued interest receivable                                                                2,480            2,961
      Premises and equipment, net                                                                5,691            5,731
      Deferred income tax asset                                                                    913            1,105
      Deferred debenture offering costs                                                          2,915            2,835
      Other assets                                                                               1,689            1,435
      -------------------------------------------------------------------------------------------------------------------
      Total assets                                                                            $423,081         $416,927
      -------------------------------------------------------------------------------------------------------------------
      LIABILITIES
      Deposits:
         Noninterest-bearing demand deposit accounts                                           $ 4,675         $  5,035
         Interest-bearing deposit accounts:
            Checking (NOW) accounts                                                              6,337            9,188
            Savings accounts                                                                    17,197           15,743
            Money-market accounts                                                               59,634           52,619
            Certificate of deposit accounts                                                    213,981          217,656
                                                                                              ---------------------------
      Total deposit accounts                                                                   301,824          300,241
      Subordinated debentures payable                                                           66,180           64,080
      Accrued interest payable on debentures                                                     9,286            8,733
      Mortgage escrow funds payable                                                              4,841            3,397
      Official checks outstanding                                                                1,776            2,281
      Other liabilities                                                                          2,048            1,967
      -------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                        385,955          380,699
      -------------------------------------------------------------------------------------------------------------------

      STOCKHOLDERS' EQUITY
      Preferred stock (300,000 shares authorized, none issued)                                       -                -
      Class A common stock ($1.00 par value, 9,500,000 shares authorized,
          3,544,629 shares issued and outstanding at each date)                                  3,545            3,545
      Class B common stock ($1.00 par value, 700,000 shares authorized,
          355,000 shares issued and outstanding at each date)                                      355              355
      Additional paid-in-capital, common                                                        18,981           18,975
      Retained earnings                                                                         14,186           13,605
      Accumulated other comprehensive income:
          Net unrealized gain (loss) on securities available for sale, net of tax                   59             (252)
      -------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                                37,126           36,228
      -------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                              $423,081         $416,927
      -------------------------------------------------------------------------------------------------------------------
         See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                                                        Quarter Ended
                                                                                                          March 31,
                                                                                                  ---------------------------
($ in thousands, except per share data)                                                               2001          2000
-----------------------------------------------------------------------------------------------------------------------------

INTEREST AND DIVIDEND INCOME
Loans receivable                                                                                   $6,603         $5,646
Securities                                                                                          1,496          1,520
Other interest-earning assets                                                                         585             90
-----------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                                                  8,684          7,256
-----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                                            4,606          2,844
Federal funds purchased                                                                                 -            146
Debentures payable                                                                                  2,015          2,422
-----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                              6,621          5,412
-----------------------------------------------------------------------------------------------------------------------------

Net interest and dividend income                                                                    2,063          1,844
Provision for loan loss reserves                                                                        -            155
-----------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income after provision for loan loss reserves                             2,063          1,689
-----------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                                                                                  38             35
Income from lending activities                                                                        183            127
All other                                                                                               3              -
-----------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                              224            162
-----------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                                                                        626            676
Occupancy and equipment, net                                                                          304            271
Advertising and promotion                                                                               8             13
Professional fees and services                                                                         97            104
Stationery, printing and supplies                                                                      33             38
All other                                                                                             256            149
-----------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                                          1,324          1,251
-----------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                                          963            600
Provision for income taxes                                                                            382            210
-----------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                       $  581         $  390
-----------------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                                                           $ 0.15         $ 0.10
Diluted earnings per share                                                                         $ 0.15         $ 0.10
-----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)





                                                                                                       Quarter Ended
                                                                                                         March 31,
                                                                                                 --------------------------
($ in thousands)                                                                                    2001          2000
---------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                                        $581         $ 390
---------------------------------------------------------------------------------------------------------------------------
   Net unrealized holding gains on securities arising during the period                              499             -
   Provision for income taxes related to unrealized holding gains on securities                      188             -
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                                               311             -
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive income, net of tax                                                              $892         $ 390
---------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.


                Intervest Bancshares Corporation and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                 Quarter Ended
                                                                                                   March 31,
                                                                                          -----------------------------
($ in thousands)                                                                              2001           2000
-----------------------------------------------------------------------------------------------------------------------

CLASS A COMMON STOCK
Balance at beginning of period                                                             $ 3,545        $ 3,532
Issuance of 3,750 shares upon the exercise of warrants in 2000                                   -              4
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                     3,545          3,536
-----------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of period                                                                 355            305
Issuance of 50,000 shares of restricted stock compensation in 2000                               -             50
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                       355            355
-----------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                              18,975         18,770
Compensation related to issuance of Class B stock warrants                                       6              6
Issuance of 50,000 shares of restricted Class B stock compensation in 2000                       -            109
Issuance of 3,750 shares upon the exercise of Class A stock warrants in 2000                     -             22
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                    18,981         18,907
-----------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                                              13,605         10,997
Net earnings for the period                                                                    581            390
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                    14,186         11,387
-----------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Balance at beginning of period                                                                (252)             -
Net change in accumulated other comprehensive income, net                                      311              -
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                        59              -
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity at end of period                                                $37,126        $34,185
-----------------------------------------------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Quarter Ended
                                                                                                   March 31,
                                                                                            --------------------------
   ($ in thousands)                                                                             2001          2000
   ------------------------------------------------------------------------------------------------------------------
   OPERATING ACTIVITIES
   Net earnings                                                                            $    581       $    390
   Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization                                                                114            115
   Provision for loan loss reserves                                                               -            155
   Deferred income tax expense (benefit)                                                          4            (14)
   Amortization of deferred debenture offering costs                                            176            230
   Compensation expense from awards of common stock and warrants                                  6            165
   Amortization of premiums, fees and discounts, net                                           (394)          (262)
   Net increase (decrease) in accrued interest payable on debentures                            553           (666)
   Net (decrease) increase in official checks outstanding                                      (505)           561
   Net decrease (increase) in all other assets and liabilities                                  692             (6)
   ------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                  1,227            668
   ------------------------------------------------------------------------------------------------------------------
   INVESTING ACTIVITIES
   Maturities and calls of securities available for sale                                     37,194              -
   Maturities and calls of securities held to maturity                                        9,096          4,015
   Purchases of securities held to maturity                                                  (5,077)        (3,972)
   Net increase in loans receivable                                                         (10,340)       (28,852)
   Purchases of Federal Reserve Bank stock, net                                                 (34)             -
   Purchases of premises and equipment, net                                                     (74)           (66)
   ------------------------------------------------------------------------------------------------------------------
   Net provided by (used in) investing activities                                            30,765        (28,875)
   ------------------------------------------------------------------------------------------------------------------
   FINANCING ACTIVITIES
   Net increase in demand, savings, NOW and money market deposits                             5,258          6,982
   Net (decrease) increase in certificates of deposit                                        (3,675)        31,308
   Net increase in mortgage escrow funds payable                                              1,444          1,415
   Repayments of Federal funds purchased, net                                                     -         (6,955)
   Principal repayments of debentures                                                        (1,400)        (7,000)
   Proceeds from issuance of debentures, net of issuance costs                                3,244              -
   Proceeds from issuance of common stock, net of issuance costs                                  -             26
   ------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                  4,871         25,776
   ------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                                      36,863         (2,431)
   Cash and cash equivalents at beginning of period                                          42,938         32,095
   ------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                              $ 79,801       $ 29,664
   ------------------------------------------------------------------------------------------------------------------
   SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
      Interest                                                                             $  5,887       $  5,744
      Income taxes                                                                              557             80
   Noncash activities:
      Accumulated other comprehensive income,
         change in unrealized gain (loss) on securities available for sale, net of tax          311              -
   ------------------------------------------------------------------------------------------------------------------
    See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                 For the Quarters Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------
Note 1 - General

The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiaries in this report have not been audited except for the information derived from the audited Consolidated Balance Sheet as of December 31, 2000. The financial statements in this report should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000.

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

Intervest National Bank is a nationally chartered commercial bank located in Rockefeller Plaza in New York City. Intervest Bank is a Florida state chartered commercial bank with four banking offices in Clearwater, Florida and one in South Pasadena, Florida. The Banks conduct a full-service commercial banking business, which consists of attracting deposits from the general public and investing those funds, together with other sources of funds, primarily through the origination of commercial and multifamily real estate loans, and through the purchase of security investments. Intervest National Bank also provides Internet banking services at its Web Site: www.intervestnatbank.com. Intervest Corporation of New York is located in Rockefeller Plaza in New York City and is in the business of originating and acquiring commercial and multifamily residential loans. On March 5, 2001, the Banks agreed to merge into one nationally chartered bank. The resulting institution, Intervest National Bank, will retain its headquarters and full-service banking office at One Rockefeller Plaza, in New York City and will have a total of five full-service banking offices in Clearwater and Pinellas County, Florida. The consummation of the merger, which is subject to the receipt of approvals from regulatory authorities, is expected to close in the third quarter of 2001.

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

Note 2 - Allowance for Loan Loss Reserves

The Company monitors its loan portfolio to determine the appropriate level of the allowance for loan loss reserves based on various factors. These factors include: the type and level of loans outstanding; volume of loan originations; overall portfolio quality; loan concentrations; specific problem loans, historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's assessment of the current and anticipated economic conditions in the Company's lending regions. No loans were classified as nonaccrual or impaired during the 2001 and 2000 reporting periods in this report.

Activity in the allowance for loan loss reserves for the periods indicated is summarized as follows:

                                                     Quarter Ended
                                                       March 31,
                                            ---------------------------
($ in thousands)
                                                2001           2000
-----------------------------------------------------------------------
Balance at beginning of period                $2,768         $2,493
Provision charged to operations                    -            155
-----------------------------------------------------------------------
Balance at end of period                      $2,768         $2,648
-----------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                 For the Quarters Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

Note 3 - Earnings Per Share (EPS)

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

Diluted EPS considers the potential dilution that could occur if the Company's outstanding stock warrants and convertible debentures were converted into common stock that then shared in the Company's adjusted earnings (as adjusted for interest expense, net of tax, that would no longer occur if the debentures were converted).

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                                Quarter Ended
                                                                                  March 31,
                                                                          --------------------------
                                                                              2001          2000
----------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
  Net earnings applicable to common stockholders                             $581,000      $390,000
  Average number of common shares outstanding                               3,899,629     3,851,384
----------------------------------------------------------------------------------------------------
Basic earnings per share amount                                                 $0.15         $0.10
----------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE:
  Net earnings applicable to common stockholders                             $581,000      $390,000
  Average number of common shares outstanding:
    Common shares outstanding per above                                     3,899,629     3,851,384
    Potential dilutive shares resulting from exercise of warrants (1)               -             -
    Potential  dilutive  shares  resulting from conversion of debentures(1)         -             -
                                                                          -------------------------
Total average number of common shares outstanding used for dilution         3,899,629     3,851,384
----------------------------------------------------------------------------------------------------
Diluted earnings per share amount                                               $0.15         $0.10
----------------------------------------------------------------------------------------------------

(1) A total of 2,650,000 of common stock warrants with exercise prices ranging from $6.67 to $16.00 were not considered in the computation of diluted EPS for the 2001 period because they were not dilutive. A total of 2,659,000 common stock warrants with exercise prices ranging from $6.67 to $15.00 were not considered in the computation of diluted EPS for the 2000 period because they were not dilutive. Additionally, convertible debentures totaling $6,930,000 and convertible (at $14.00 per share in 2001 and $12.50 per share in 2000) into Class A common stock were excluded from all diluted EPS computations because they were not dilutive.

Note 4 - Regulatory Capital

The  Banks  are  required  to  maintain  certain  minimum   regulatory   capital
requirements. The following is a summary at March 31, 2001 of those regulatory capital requirements and the actual capital of each Bank on a percentage basis:

                                                                      Actual            Minimum            To Be Considered
                                                                      Ratios            Requirement        Well Capitalized
                                                                      ------            -----------        ----------------
         Intervest Bank
         Total capital to risk-weighted assets                         10.93%             8.00%                 10.00%
         Tier 1 capital to risk-weighted assets                         9.68%             4.00%                  6.00%
         Tier 1 capital to total average assets - leverage ratio        6.55%             4.00%                  5.00%

         Intervest National Bank
         Total capital to risk-weighted assets                         16.05%             8.00%                 10.00%
         Tier 1 capital to risk-weighted assets                        15.17%             4.00%                  6.00%
         Tier 1 capital to total average assets - leverage ratio       11.51%             4.00%                  5.00%

                Intervest Bancshares Corporation and Subsidiaries

               Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2001, and for the three-month periods ended March 31, 2001 and March 31, 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

     We have reviewed the condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of March 31, 2001, and the related condensed consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2001 and 2000 included in this report. These financial statements are the responsibility of the Company's management.

     We were furnished with the report of other accountants on their review of the interim financial statements of Intervest Corporation of New York, whose total assets as of March 31, 2001 constituted 17.4% of the related consolidated total, and whose net interest income, noninterest income and net loss for the three-month periods ended March 31, 2001 and 2000, constituted 2.9%, 17.0%, and 9.5%, respectively, in the 2001 period, and 6.1%, 16.0%, and 9.0%, respectively, in the 2000 period, of the related consolidated totals for each period.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews and the report of other accountants, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of earnings, comprehensive income, changes in stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ HACKER, JOHNSON & SMITH PA
------------------------------
HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 25, 2001

          Report on Review by Independent Certified Public Accountants



Board of Directors and Stockholder
Intervest Corporation of New York
New York, New York:

     We have reviewed the accompanying condensed consolidated balance sheet of Intervest Corporation of New York and Subsidiaries (the "Company") as of March
31, 2001, and the related condensed consolidated statements of operations, changes in stockholder's equity and cash flows for the three-month periods ended March 31, 2001 and March 31, 2000. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

     We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended (not presented herein), and in our report dated January 18, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ Richard A. Eisner & Company, LLP
------------------------------------
Richard A. Eisner & Company, LLP
New York, New York
April 25, 2001

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

Intervest National Bank is a nationally chartered, full-service commercial bank located in Rockefeller Center in New York City and Intervest Bank is a Florida state-chartered commercial bank with four banking offices in Clearwater, Florida and one in South Pasadena, Florida. Intervest Corporation of New York is located in Rockefeller Center in New York City and is in the business of originating and acquiring commercial and multifamily loans.

The Banks conduct a personalized commercial and consumer banking business, which consists of attracting deposits from the areas served by their banking offices. Intervest National Bank also provides Internet banking services through its Web
Site: www.intervestnatbank.com, which can attract deposit customers from outside its primary market area. The deposits, together with funds derived from other sources, are used to originate a variety of real estate, commercial and consumer loans and to purchase investment securities. The Banks emphasize multifamily and commercial residential lending. On March 5, 2001, the Banks agreed to merge into one nationally chartered bank. The resulting institution, Intervest National Bank, will retain its headquarters and full-service banking office at One Rockefeller Plaza, in New York City and will have a total of five full-service banking offices in Clearwater and Pinellas County, Florida. The consummation of the merger, which is subject to the receipt of approvals from regulatory authorities, is expected to close in the third quarter of 2001.

The Company's profitability depends primarily on net interest income, which is interest income generated from its interest-earning assets less the interest expense incurred on its interest-bearing liabilities. Net interest income is dependent upon the interest-rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand.

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

Comparison of Financial Condition at March 31, 2001 and December 31, 2000
-------------------------------------------------------------------------

Overview
--------

Total assets at March 31, 2001 increased to $423,081,000, from $416,927,000 at December 31, 2000. The growth primarily reflected an increase in commercial real estate and multifamily mortgage loans. Total liabilities at March 31, 2001 increased to $385,955,000, from $380,699,000 at December 31, 2000, primarily due to the sale of new debentures and an increase in deposits. Stockholders' equity increased to $37,126,000 at March 31, 2001, from $36,228,000 at year-end 2000.
The increase reflected earnings of $581,000 for the first quarter of 2001 and an increase in unrealized gains, net of tax, of $311,000 from securities available for sale. Book value per common share increased to $9.52 per share at March 31, 2001, from $9.29 at December 31, 2000.

Selected balance sheet information for the Holding Company and its subsidiaries as of March 31, 2001 follows:

                                                                              Intervest     Intervest      Inter-
                                                    Holding      Intervest    National    Corporation     company
($ in thousands)                                    Company        Bank        Bank       of New York    Balances    Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Assets                                              $49,464       $216,971     $122,597       $74,106    $(40,057)       $423,081
Cash and cash equivalents                             3,149         41,624       20,110        16,074      (1,156)         79,801
Securities available for sale                             -         38,094            -             -           -          38,094
Securities held to maturity, net                          -              -       16,926             -           -          16,926
Loans receivable, net of deferred fees                6,659        131,373       83,894        54,775           -         276,701
Allowance for loan loss reserves                         35          1,913          820             -           -           2,768
Deposits                                                  -        198,347      104,758             -      (1,281)        301,824
Debentures and accrued interest payable              12,136              -            -        63,330           -          75,466
Stockholders' equity                                 37,126         15,271       14,310         9,215     (38,796)         37,126
---------------------------------------------------------------------------------------------------------------------------------
A comparison  of the Company's  consolidated  balance sheet as of March 31, 2001 and December 31, 2000 follows:
                                                                    At March 31, 2001                  At December 31, 2000
                                                                    -----------------                  --------------------
                                                                   Carrying       % of                Carrying        % of
($ in thousands)                                                     Value    Total Assets              Value     Total Assets
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                           $79,801      18.9%                 $42,938        10.3%
Securities available for sale                                        38,094        9.0                  74,789        17.9
Securities held to maturity, net                                     16,926        4.0                  20,970         5.0
Federal Reserve Bank stock                                              639        0.2                     605         0.2
Loans receivable,  net of deferred fees and loan loss reserves      273,933       64.7                 263,558        63.2
All other assets                                                     13,688        3.2                  14,067         3.4
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                       $423,081      100.0%               $416,927       100.0%
---------------------------------------------------------------------------------------------------------------------------------
Deposits                                                           $301,824       71.3%               $300,241        72.0%
Debentures payable                                                   66,180       15.6                  64,080        15.4
Accrued interest payable on debentures                                9,286        2.2                   8,733         2.1
All other liabilities                                                 8,665        2.1                   7,645         1.8
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                   385,955       91.2                 380,699        91.3
---------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                 37,126        8.8                  36,228         8.7
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                         $423,081      100.0%               $416,927       100.0%
---------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents increased to $79,801,000 at March 31, 2001, from $42,938,000 at December 31, 2000. The increase was due to early redemptions by various agencies of Intervest Bank's holdings of U.S Government agencies securities. The redemptions were brought about by a decrease in market interest rates during the quarter. The resulting proceeds from the redemptions were temporarily invested in the overnight Federal funds market pending investment in mortgages as opportunities arise.

In addition to Federal funds investments, cash and cash equivalents include interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. These short-term investments are normally comprised of commercial paper issued by large commercial banks, certificates of deposit and U.S. government securities. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Securities Available for Sale
-----------------------------

Securities that are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates or other factors, are classified as available for sale and are carried at estimated fair value. Securities available for sale amounted to $38,094,000 at March 31, 2001, compared to $74,789,000 at December 31, 2000. The decrease was due to the early redemptions discussed above. At March 31, 2001, the portfolio consisted of Intervest Bank's remaining holdings of U.S. government agency securities. Most of the securities have terms that allow the issuer the right to call or prepay its obligation without prepayment penalty. In April 2001, approximately $10,000,000 of additional securities were redeemed early by the issuers.

At March 31, 2001, the portfolio had a unrealized gain, net of tax, of $59,000, compared to an unrealized loss, net of tax, of $252,000 at December 31, 2000. Unrealized gains and losses on securities available for sale, net of related income taxes, are reported as a separate component of comprehensive income and included in stockholders' equity.

Securities Held to Maturity
---------------------------

Securities for which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Securities held to maturity totaled $16,926,000 at March 31, 2001, compared to $20,970,000 at December 31, 2000. The decrease was due to maturities exceeding new purchases during the quarter. The portfolio consists of Intervest National Bank's holdings of short-term U.S. government agency securities.

Federal Reserve Bank Stock
--------------------------

In order for the Banks to be members of the Federal Reserve Banking System, the Banks maintain an investment in the capital stock of the Federal Reserve Bank, which pays a dividend that is currently 6%. The investment, which amounted to $639,000 at March 31, 2001 and $605,000 at December 31, 2000, fluctuates based on each Bank's capital level.

Loans Receivable, Net of Deferred Fees and Loan Loss Reserves
-------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan loss reserves, increased to $273,933,000 at March 31, 2001, from $263,558,000 at December 31,
2000. The growth primarily reflected new originations of commercial real estate and multifamily mortgage loans, partially offset by principal repayments. Commercial real estate and multifamily real estate properties collateralized almost all of the loans in the Company's loan portfolio.

At March 31, 2001 and December 31, 2000, the allowance for loan loss reserves amounted to $2,768,000. The allowance represented 1.00% of total loans outstanding at March 31, 2001, compared to 1.04% at December 31, 2000. At March 31, 2001 and December 31, 2000, the Company did not have any loans on a nonaccrual status or classified as impaired. The Company monitors its loan portfolio to determine the appropriate level of the allowance for loan loss reserves based on various factors. These factors include: the type and level of loans outstanding; volume of loan originations; overall portfolio quality; loan concentrations; specific problem loans, historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's assessment of the current and anticipated economic conditions in the Company's lending regions.

All Other Assets
----------------

The following table sets forth the composition of all other assets in the table on page 12:

                                                     At             At
                                                     --             --
                                                  March 31,     December 31,
                                                  --------      -----------
          ($ in thousands)                          2001            2000
          -----------------------------------------------------------------
          Accrued interest receivable              $ 2,480          $ 2,961
          Loans fee receivable                       1,354            1,276
          Premises and equipment, net                5,691            5,731
          Deferred income tax asset                    913            1,105
          Deferred debenture offering costs          2,915            2,835
          All other                                    335              159
          -----------------------------------------------------------------
                                                   $13,688          $14,067
          ------------------------------------------------------------------

Accrued interest receivable fluctuates based on the amount of loans, investments and other interest-earning assets outstanding and the timing of interest payments received.

Loan fees receivable are fees due to the Company in accordance with the terms of mortgage loans. Such amounts are generally due upon the full repayment of the loan. This fee is recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan. The increase was due to an increase in mortgage loans outstanding.

The deferred income tax asset relates primarily to the unrealized tax benefit on the Company's allowance for loan loss reserves and organizational start-up costs. These charges have been expensed for financial statement purposes, but are not all currently deductible for income tax purposes. The ultimate realization of the deferred tax asset is dependent upon the generation of sufficient taxable income by the Company during the periods in which these temporary differences become deductible for tax purposes. Management believes that it is more likely than not that the Company's deferred tax asset will be realized and accordingly, a valuation allowance for deferred tax assets is not maintained.

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The increase was due to additional costs incurred with the sale of new debentures in the first quarter of 2001, partially offset by normal amortization.

Deposit Liabilities
-------------------

Deposit liabilities increased to $301,824,000 at March 31, 2001, from $300,241,000 at December 31, 2000, due to growth in deposit accounts. At March 31, 2001, certificate of deposit accounts totaled $213,981,000 and demand deposit, savings, NOW and money market accounts aggregated $87,843,000. The same categories of deposit accounts totaled $217,656,000 and $82,585,000, respectively, at December 31, 2000. Certificate of deposit accounts represented 71% of total deposits at March 31, 2001, compared to 72% at year-end 2000.

Debentures Payable and Related Accrued Interest Payable
-------------------------------------------------------

At March 31, 2001, debentures payable amounted to $66,180,000, compared to $64,080,000 at December 31, 2000. The increase was due to the sale of debentures in the aggregate principal amount of $3,500,000 by the Holding Company. The sale resulted in net proceeds of $3,260,000 after underwriter's commissions and other issuance costs. From time to time, the Holding Company sells debentures and the proceeds are used for working capital purposes. The sale of the aforementioned debentures was partially offset by the maturity on January 1, 2001, of $1,400,000 of Intervest Corporation of New York's debentures.

At March 31, 2001, Intervest Corporation of New York had $55,750,000 of debentures payable outstanding and the Holding Company had $10,430,000 of debentures payable outstanding, of which $6,930,000 were convertible into the Holding Company's Class A common stock.

At March 31, 2001, accrued interest payable on debentures amounted to $9,286,000, compared to $8,733,000 at year-end 2000. Nearly all of the accrued interest payable at March 31, 2001 is due and payable at the maturity of various debentures. For a further discussion of the debentures, including conversion prices and redemption premiums, see note 8 to the consolidated financial statements included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000.

All Other Liabilities
---------------------

The following table shows the composition of all other liabilities in the table on page 12:

                                                       At                At
                                                       --                --
                                                    March 31,       December 31,
                                                    --------        ------------
        ($ in thousands)                              2001              2000
        ------------------------------------------------------------------------
        Mortgage escrow funds payable                 $4,841            $3,397
        Accrued interest payable on deposits             861               856
        Official checks outstanding                    1,776             2,281
        All other                                      1,187             1,111
        ------------------------------------------------------------------------
                                                      $8,665            $7,645
        ------------------------------------------------------------------------

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

Stockholders' Equity and Regulatory Capital
-------------------------------------------

Stockholders equity increased to $37,126,000 at March 31, 2001, from $36,228,000 at December 31, 2000. The increase was due to net earnings of $581,000 and a $311,000 increase in unrealized gains, net of tax, on securities available for sale.

Intervest Bank and Intervest National Bank are both well-capitalized institutions as defined by FDIC regulations. See note 4 to the condensed consolidated financial statements in this report for their respective capital ratios.

Liquidity and Capital Resources
-------------------------------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment funding commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Banks' offices; satisfactions and repayments of loans; the maturities and calls of securities; and cash provided by operating activities. From time to time, the Company may also borrow funds through the Federal funds market or sale of debentures. For information about the cash flows from the Company's operating, investing and financing activities, see the condensed consolidated statements of cash flows in this report.

At March 31, 2001, the Company's total commitment to lend aggregated approximately $41,500,000. Based on its cash flow projections, the Company believes that it can fund all of its outstanding commitments from the aforementioned sources of funds.

Interest Rate Risk
------------------
Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The primary objective of the Company's asset/liability management strategy is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. At March 31, 2001, the Company's one-year interest-rate sensitivity gap was a positive $17,057,000, or 4.0% of total assets, compared to a negative $12,411,000, or 3%, at December 31, 2000. The change in the gap was largely due to the early redemptions of securities available for sale by U.S. government agencies and the resulting proceeds being invested in the overnight Federal funds market.

In computing the gap, the Company treats its interest checking, money market and savings deposit accounts as immediately repricing. For a further discussion of interest rate risk and gap analysis, including all of the assumptions used in developing the Company's one-year gap position, see the Company's 2000 Annual Report to Stockholders on Form 10-K, pages 30 through 32.

Comparison  of Results of Operations  for the Quarters  Ended March 31, 2001 and
--------------------------------------------------------------------------------
2000
----

Overview
--------

Consolidated net earnings for the first quarter of 2001 increased to $581,000, or $0.15 per fully diluted share, from $390,000, or $0.10 per fully diluted share, in the first quarter of 2000, or a 49% year-to-year increase. The increase in net earnings was primarily due to a $219,000 increase in net interest and dividend income and a $155,000 decrease in the provision for loan losses. These items were partially offset by a $172,000 increase in the provision for income taxes.

Net Interest and Dividend Income
--------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each period divided by average interest-earning assets/interest-bearing liabilities during each period. Average balances are derived mainly from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each period.

                                                                                  Quarter Ended
                                                  ---------------------------------------------------------------------------
                                                            March 31, 2001                           March 31, 2000
                                                  ---------------------------------------------------------------------------
                                                    Average      Interest    Yield/         Average      Interest    Yield/
($ in thousands)                                    Balance     Inc./Exp.     Rate          Balance     Inc./Exp.     Rate
-----------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans                                           $270,307        $6,603     9.91%        $230,710        $5,646     9.84%
   Securities                                       102,832         1,496     5.90          104,361         1,520     5.86
   Other interest-earning assets                     42,920           585     5.53            6,426            90     5.63
-----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       416,059        $8,684     8.46%         341,497        $7,256     8.55%
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                           12,312                                  14,429
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                       $428,371                                $355,926
-----------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest checking deposits                       $ 6,960          $ 53     3.09%         $ 7,288          $ 55     3.04%
   Savings deposits                                  16,308           208     5.17           17,357           215     4.98
   Money market deposits                             57,595           755     5.32           51,839           662     5.14
   Certificates of deposit                          224,633         3,590     6.48          130,444         1,912     5.90
                                                  ---------------------------------------------------------------------------
   Total deposit accounts                           305,496         4,606     6.11          206,928         2,844     5.53
   Federal funds purchased                                -             -        -           10,101           146     5.81
   Debentures and accrued interest payable           73,542         2,015    11.11           91,033         2,422    10.70
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  379,038        $6,621     7.08%         308,062        $5,412     7.07%
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                          5,513                                   7,467
Noninterest-bearing liabilities                       6,994                                   6,531
Stockholders' equity                                 36,826                                  33,866
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $428,371                                $355,926
-----------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                            $2,063     1.38%                        $1,844     1.48%
-----------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                  $37,021                   2.01%         $33,435                    2.17%
-----------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities               1.10x                                   1.11x
-----------------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets (1)                         0.54%                                   0.44%
  Return on average equity (1)                         6.31%                                   4.61%
  Noninterest expense to average assets (1)            1.24%                                   1.41%
  Average stockholders' equity to average assets       8.60%                                   9.51%
-----------------------------------------------------------------------------------------------------------------------------

(1) Annualized

Net interest and dividend income increased to $2,063,000 in the first quarter of 2001, from $1,844,000 in the first quarter of 2000. The increase was attributable to growth in the Company's balance sheet, partially offset by a decrease in the net interest margin from 2.17% in the first quarter of 2000, to 2.01% in the first quarter of 2001. The decrease in the margin was due to a lower yield earned on interest-earning assets.

The Company's yield on interest-earning assets decreased 9 basis points to 8.46% in the first quarter of 2001, primarily due an increase in the average balance of short-term investments, as well as a decrease in the yield earned on such investments. The Company's short-term investments have a lower yield than its loan portfolio. The Company's cost of funds remained relatively unchanged at 7.08% in the first quarter of 2001, compared to 7.07% in the same period of 2000.

Provision for Loan Loss Reserves
--------------------------------

In the first quarter of 2001, the Company did not have a provision for loan losses, compared to a provision of $155,000 in the first quarter of 2000. The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors as discussed on page 13 of this report.

Noninterest Income
------------------

Noninterest income increased to $224,000 in the first quarter of 2001, from $162,000 in the first quarter of 2000, primarily due to higher fee income from the prepayment and servicing of loans. Noninterest income includes fees from customer service charges and income from mortgage lending activities, which is comprised of loan prepayment fees, fees earned on expired loan commitments, and loan service, inspection and maintenance charges.

Noninterest Expenses
--------------------

Noninterest expenses increased to $1,324,000 in the first quarter of 2001, from $1,251,000 in the comparable quarter of 2000. Expenses for the 2001 period include $65,000 of merger expenses associated with the proposed merger of Intervest National Bank and Intervest Bank. Expenses for the 2000 period include approximately $210,000 of nonrecurring expenses (consisting of attorney and consulting fees, printing costs, and stock compensation) associated with the acquisition of Intervest Corporation of New York. Absent the aforementioned expenses, noninterest expenses totaled $1,259,000 in the first quarter of 2001, compared to $1,041,000 in the first quarter of 2000. The increase was due to higher compensation, occupancy and equipment expenses.

Provision for Income Taxes
--------------------------

The provision for income taxes amounted to $382,000 in the first quarter of 2001, compared to $210,000 in the first quarter of 2000. The increase was primarily due to higher pre-tax earnings. The Company's effective tax rate (inclusive of state and local taxes) amounted to 39.7% in the 2001 period, compared to 35.0% in the 2000 period.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield versus cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 2000.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
         Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds
(a)      Not Applicable
(b)      Not Applicable
(c) On February 1, 2001, the Company issued $3,500,000 principal amount of its Series 12/15/00 Subordinated Debentures (the "Debentures"). The Debentures were issued pursuant to an Indenture of Trust dated as of January 1, 2001 between the Company and The Bank of New York, as trustee. The Debentures were issued in three maturities, with $1,000,000 principal amount due April 1, 2004; $1,250,000 principal amount due April 1, 2006; and $1,250,000 principal amount due April 1, 2008. Sage, Rutty & Company acted as placement agent and the Company paid an aggregate of $210,000 in commissions. The Debentures were not registered under the Securities Act of 1933, as amended (the "Act"), but were issued to accredited investors and a limited number of additional investors who met the suitability standards established by the Company. The Debentures were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D, promulgated under the Act.
(d)      Not Applicable

ITEM 3.  Defaults Upon Senior Securities
         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)      Not Applicable.
(b)      Not Applicable
(c)      Not Applicable
(d)      Not Applicable

ITEM 5.  Other Information
         Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      No exhibits are filed with this report.
(b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

Date:  May 11, 2001    By:    /s/ Lowell S. Dansker
                       ----------------------------
                                 Lowell S. Dansker, President and Treasurer
                                 (Chief Financial Officer)

Date:  May 11, 2001    By:  /s/ Lawrence G. Bergman
                       ----------------------------
                               Lawrence G. Bergman, Vice President and Secretary