Form 10-Q
period 2001-06-30
INTERVEST BANCSHARES CORP
filed 2001-08-10
CIK 927807

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                          Commission File No. 000-23377

                        INTERVEST BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                           13-3699013
--------------------------------------                    ----------------------
(State or other jurisdiction of                             (I.R.S. employer
            incorporation)                                   identification no.)


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                     Shares Outstanding:
--------------------                     -------------------

Class A Common Stock, $1.00              3,544,629 Outstanding at August 1, 2001
---------------------------              ---------------------------------------
par value per share
-------------------

Class B Common Stock, $1.00              355,000 Outstanding at August 1, 2001
---------------------------              -------------------------------------
par value per share
-------------------
================================================================================

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                                  June 30, 2001

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               Page

  Item 1. Financial Statements

      Condensed  Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and
        December 31, 2000 ...................................................  2

      Condensed Consolidated Statements of Earnings (Unaudited) for the Quarters
        and Six-Months Ended June 30, 2001 and 2000 .........................  3

      Condensed Consolidated  Statements of Comprehensive Income (Unaudited) for
        the Quarters and Six-Months Ended June 30, 2001 and 2000 ............  4

      Condensed  Consolidated  Statements  of  Changes in  Stockholders'  Equity
        (Unaudited) for the Six-Months Ended June 30, 2001 and 2000..........  5

      Condensed  Consolidated  Statements  of  Cash  Flows  (Unaudited)  for the
        Six-Months Ended June 30, 2001 and 2000..............................  6

      Notes to Condensed Consolidated Financial Statements (Unaudited).......  7

      Review by Independent Certified Public Accountants .................... 10

      Report  on Review by Independent Certified Public Accountants ......... 11

  Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................ 13

  Item 3.  Quantitative  and Qualitative Disclosures about Market Risk....... 21

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................................. 22

  Item 2. Changes in Securities and Use of Proceeds.......................... 22

  Item 3. Defaults Upon Senior Securities.................................... 22

  Item 4. Submission of Matters to a Vote of Security Holders................ 22

  Item 5. Other Information.................................................. 22

  Item 6. Exhibits and Reports on Form 8-K .................................. 23


Signatures................................................................... 23

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

                Intervest Bancshares Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                   (Unaudited)
                                                                                                            June 30,    December 31,
($ in thousands, except par value)                                                                            2001          2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                                    $   4,148      $   5,016
Federal funds sold                                                                                            49,145         20,268
Commercial paper                                                                                              10,625         17,125
Other short-term investments                                                                                   2,405            529
                                                                                                           -------------------------
    Total cash and cash equivalents                                                                           66,323         42,938
Securities available for sale at estimated fair value                                                         15,146         74,789
Time deposits with banks                                                                                         300              -
Securities held to maturity, net (estimated fair value of $16,668 and $20,978, respectively)                  16,664         20,970
Federal Reserve Bank stock, at cost                                                                              669            605
Loans receivable (net of allowance for loan losses of $2,868 and $2,768, respectively)                       310,202        263,558
Accrued interest receivable                                                                                    2,255          2,961
Premises and equipment, net                                                                                    5,731          5,731
Deferred income tax asset                                                                                        904          1,105
Deferred debenture offering costs                                                                              2,804          2,835
Other assets                                                                                                   2,188          1,435
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                               $ 423,186      $ 416,927
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
   Noninterest-bearing demand deposit accounts                                                             $   6,246      $   5,035
   Interest-bearing deposit accounts:
      Checking (NOW) accounts                                                                                  8,288          9,188
      Savings accounts                                                                                        18,302         15,743
      Money-market accounts                                                                                   58,680         52,619
      Certificate of deposit accounts                                                                        205,494        217,656
                                                                                                           -------------------------
Total deposit accounts                                                                                       297,010        300,241
Subordinated debentures payable                                                                               66,180         64,080
Accrued interest payable on debentures                                                                         9,931          8,733
Accrued interest payable on deposits                                                                             778            856
Mortgage escrow funds payable                                                                                  5,158          3,397
Official checks outstanding                                                                                    4,721          2,281
Other liabilities                                                                                              1,366          1,111
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                            385,144        380,699
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                           -              -
Class A common stock ($1.00 par value, 9,500,000 shares authorized,
    3,544,629 shares issued and outstanding at each date)                                                      3,545          3,545
Class B common stock ($1.00 par value, 700,000 shares authorized,
    355,000 shares issued and outstanding at each date)                                                          355            355
Additional paid-in-capital, common                                                                            18,987         18,975
Retained earnings                                                                                             15,064         13,605
Accumulated other comprehensive income:
    Net unrealized gain (loss) on securities available for sale, net of tax                                       91           (252)
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                    38,042         36,228
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                                 $ 423,186      $ 416,927
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.


                Intervest Bancshares Corporation and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                             Quarter Ended       Six-Months Ended
                                                                                                 June 30,              June 30,
                                                                                ----------------------------------------------------
($ in thousands, except per share data)                                                      2001      2000        2001       2000
------------------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                                         $  6,984   $  6,030    $ 13,587   $ 11,676
Securities                                                                                    684      1,431       2,180      2,951
Other interest-earning assets                                                                 736        197       1,321        287
------------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                                          8,404      7,658      17,088     14,914
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                                                    4,169      3,469       8,775      6,313
Federal funds purchased                                                                         -          -           -        146
Subordinated debentures                                                                     1,886      2,083       3,901      4,505
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                      6,055      5,552      12,676     10,964
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income                                                            2,349      2,106       4,412      3,950
Provision for loan loss reserves                                                              100         90         100        245
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income after provision for loan loss                              2,249      2,016       4,312      3,705
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Customer service fees                                                                          35         31          73         66
Income from mortgage lending activities                                                       534        146         717        273
All other                                                                                       1          1           4          1
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                      570        178         794        340
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
Salaries and employee benefits                                                                586        508       1,212      1,184
Occupancy and equipment, net                                                                  278        278         582        549
Data processing                                                                                60         35          95         47
Advertising and promotion                                                                       6         12          14         25
Professional fees and services                                                                100        116         197        220
Stationery, printing and supplies                                                              35         35          68         73
All other                                                                                     264        146         485        283
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                                  1,329      1,130       2,653      2,381
------------------------------------------------------------------------------------------------------------------------------------
Earnings before taxes and extraordinary item                                                1,490      1,064       2,453      1,664
Provision for income taxes                                                                    612        427         994        637
                                                                                         -------------------------------------------
Earnings before extraordinary item                                                            878        637       1,459      1,027
Extraordinary item, net of tax                                                                  -       (206)          -       (206)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                             $    878   $    431    $  1,459   $    821
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
   Earnings before extraordinary item                                                    $   0.23   $   0.16    $   0.37   $   0.26
   Extraordinary item                                                                           -      (0.05)          -      (0.05)
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings per share                                                                $   0.23   $   0.11      $0. 37   $   0.21
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
   Earnings before extraordinary item                                                    $   0.23   $   0.16    $   0.37   $   0.26
   Extraordinary item                                                                           -      (0.05)          -      (0.05)
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings per share                                                                $   0.23   $   0.11    $   0.37   $   0.21
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.


                Intervest Bancshares Corporation and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)





                                                                                               Quarter                Six-Months
                                                                                                Ended                    Ended
                                                                                               June 30,                 June 30,
                                                                                      ----------------------------------------------
($ in thousands)                                                                            2001       2000        2001        2000
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                              $  878      $  431      $1,459      $  821
------------------------------------------------------------------------------------------------------------------------------------
Net unrealized holding gains on securities arising during the period                          51           -         550           -
Provision for income taxes related to unrealized holding gains on securities                  19           -         207           -
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                                        32           -         343           -
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income, net of tax                                                    $  910      $  431      $1,802      $  821
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.


                Intervest Bancshares Corporation and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                                Six-Months Ended
                                                                                                                     June 30,
                                                                                                               ---------------------
($ in thousands)                                                                                               2001           2000
------------------------------------------------------------------------------------------------------------------------------------
CLASS A COMMON STOCK
Balance at beginning of period                                                                              $  3,545        $  3,532
Issuance of 3,750 shares upon the exercise of warrants in 2000                                                     -               4
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                       3,545           3,536
------------------------------------------------------------------------------------------------------------------------------------
CLASS B COMMON STOCK
Balance at beginning of period                                                                                   355             305
Issuance of 50,000 shares of restricted stock compensation in 2000                                                 -              50
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                         355             355
------------------------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                                                18,975          18,770
Compensation related to issuance of Class B stock warrants                                                        12              12
Issuance of 50,000 shares of restricted Class B stock compensation in 2000                                         -             109
Issuance of 3,750 shares upon the exercise of Class A stock warrants in 2000                                       -              22
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                      18,987          18,913
------------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance at beginning of period                                                                                13,605          10,997
Net earnings for the period                                                                                    1,459             821
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                      15,064          11,818
------------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Balance at beginning of period                                                                                  (252)              -
Net change in accumulated other comprehensive income, net                                                        343               -
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                          91               -
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity at end of period                                                                 $ 38,042        $ 34,622
------------------------------------------------------------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements.


                Intervest Bancshares Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                Six-Months Ended
                                                                                                                    June 30,
                                                                                                              ----------------------
($ in thousands)                                                                                              2001             2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net earnings                                                                                            $  1,459        $    821
   Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization                                                                                228             225
   Provision for loan loss reserves                                                                             100             245
   Deferred income tax benefit                                                                                   (6)            (36)
   Amortization of deferred debenture offering costs                                                            355             800
   Compensation expense from awards of common stock and warrants                                                 12             171
   Amortization of premiums, fees and discounts, net                                                         (1,308)           (821)
   Net increase (decrease) in accrued interest payable on debentures                                          1,198          (1,855)
   Net increase in official checks outstanding                                                                2,440           4,963
   Net decrease in all other assets and liabilities                                                           1,775              14
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                                  6,253           4,527
------------------------------------------------------------------------------------------------------------------------------------
   INVESTING ACTIVITIES
   Maturities and calls of securities available for sale                                                     60,194               -
   Maturities and calls of securities held to maturity                                                       21,875          12,511
   Purchases of securities held to maturity                                                                 (17,792)        (15,507)
   Net increase in loans receivable                                                                         (47,159)        (39,003)
   Purchases of Federal Reserve Bank stock, net                                                                 (64)            (88)
   Purchases of premises and equipment, net                                                                    (228)           (126)
------------------------------------------------------------------------------------------------------------------------------------
   Net provided by (used in) investing activities                                                            16,826         (42,213)
------------------------------------------------------------------------------------------------------------------------------------
   FINANCING ACTIVITIES
   Net increase in demand, savings, NOW and money market deposits                                             8,931           4,896
   Net (decrease) increase in certificates of deposit                                                       (12,162)         52,389
   Net increase in mortgage escrow funds payable                                                              1,761           1,810
   Repayments of Federal funds purchased, net                                                                     -          (6,955)
   Principal repayments of debentures                                                                        (1,400)        (24,000)
   Proceeds from issuance of debentures, net of issuance costs                                                3,176               -
   Proceeds from issuance of common stock, net of issuance costs                                                  -              26
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                                    306          28,166
------------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                                                      23,385          (9,520)
   Cash and cash equivalents at beginning of period                                                          42,938          32,095
------------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                                              $ 66,323        $ 22,575
------------------------------------------------------------------------------------------------------------------------------------
   SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
      Interest                                                                                             $ 12,118        $ 12,252
      Income taxes                                                                                            1,218             704
   Noncash activities:
      Accumulated other comprehensive income,
         change in unrealized gain on securities available for sale, net of tax                                 343               -
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

Intervest National Bank is a nationally chartered commercial bank located in Rockefeller Plaza in New York City. Intervest Bank is a Florida state chartered commercial bank with four banking offices in Clearwater, Florida and one in South Pasadena, Florida. The Banks conduct a full-service commercial banking business, which consists of attracting deposits from the general public and investing those funds, together with other sources of funds, primarily through the origination of commercial and multifamily real estate loans, and through the purchase of security investments. Intervest National Bank also provides Internet banking services at its Web Site: www.intervestnatbank.com. Intervest Corporation of New York is located in Rockefeller Plaza in New York City and is in the business of originating and acquiring commercial and multifamily real estate loans.

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

Activity in the allowance for loan loss reserves for the periods indicated is summarized as follows:

                                                                                   Quarter Ended                 Six-Months Ended
                                                                                     June 30,                        June 30,
                                                                              -----------------------         ----------------------
($ in thousands)                                                              2001               2000         2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                              $2,768             $2,648       $2,768            $2,493
Provision charged to operations                                                100                 90          100               245
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                    $2,868             $2,738       $2,868            $2,738
------------------------------------------------------------------------------------------------------------------------------------

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

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                               Quarter Ended              Six-Months Ended
                                                                                  June 30,                   June 30,
                                                                          ------------ ------------ ------------- --------------
                                                                             2001         2000          2001          2000
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net earnings:
  Earnings before extraordinary item                                        $   878,000   $   637,000    $ 1,459,000    $ 1,027,000
  Extraordinary item (1)                                                              -      (206,000)             -       (206,000)
------------------------------------------------------------------------------------------------------------------------------------
 Net earnings                                                               $   878,000   $   431,000    $ 1,459,000    $   821,000
------------------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding                                   3,899,629     3,890,629      3,899,629      3,871,007
Per share amounts:
  Earnings before extraordinary item                                        $      0.23   $      0.16    $      0.37    $      0.26

  Extraordinary item (1)                                                              -         (0.05)             -          (0.05)
------------------------------------------------------------------------------------------------------------------------------------
  Basic net earnings per share                                              $      0.23   $      0.11    $      0.37    $      0.21
------------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Adjusted net earnings for diluted earnings per share computation (2)        $   878,000   $   431,000    $ 1,459,000    $   821,000
Average number of common shares outstanding for dilution:
  Common shares outstanding per above                                         3,899,629     3,890,629      3,899,629      3,871,007
  Potential dilutive shares resulting from exercise of warrants (3)                   -             -              -              -
  Potential dilutive shares resulting from conversion of debentures (2)               -             -              -              -
                                                                            --------------------------------------------------------
  Total average number of common shares outstanding                           3,899,629     3,890,629      3,899,629      3,871,007
                                                                            --------------------------------------------------------
Per share amounts:
  Earnings before extraordinary item                                        $      0.23   $      0.16    $      0.37    $      0.26
  Extraordinary item (1)                                                              -         (0.05)             -          (0.05)
------------------------------------------------------------------------------------------------------------------------------------
  Diluted net earnings per share                                            $      0.23   $      0.11    $      0.37    $      0.21
------------------------------------------------------------------------------------------------------------------------------------

(1)  Represents a charge, net of taxes, from the early retirement of debentures.
(2) Convertible debentures totaling $6,930,000 and convertible (at $14.00 per share in 2001 and $12.50 per share in 2000) into Class A common stock were excluded from all diluted EPS computations because they were not dilutive.
(3) A total of 2,650,000 of common stock warrants with exercise prices ranging from $6.67 to $16.00 were not included in the quarterly and six-months computation of diluted EPS for 2001 because they were not dilutive. A total of 2,659,000 common stock warrants with exercise prices ranging from $6.67 to $15.00 were not included in the quarterly and six-months computation of diluted EPS for 2000 because they were not dilutive .

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Regulatory Capital

The  Banks  are  required  to  maintain  certain  minimum   regulatory   capital
requirements.

The following is a summary at June 30, 2001 of the minimum regulatory capital requirements and the actual capital of each Bank on a percentage basis:

                                                                            Actual            Minimum           To Be Considered
        Intervest Bank                                                      Ratios            Requirement       Well Capitalized
                                                                            ------            -----------       ----------------
        Total capital to risk-weighted assets                               10.24%              8.00%                10.00%
        Tier 1 capital to risk-weighted assets                               9.09%              4.00%                 6.00%
        Tier 1 capital to total average assets - leverage ratio              7.01%              4.00%                 5.00%

        Intervest National Bank
        Total capital to risk-weighted assets                               14.44%              8.00%                10.00%
        Tier 1 capital to risk-weighted assets                              13.58%              4.00%                 6.00%
        Tier 1 capital to total average assets - leverage ratio             11.66%              4.00%                 5.00%


In June 2001, the Office of the Comptroller of the Currency terminated a Memorandum of Understanding with Intervest National Bank that was in effect since June 2000. The memorandum was a formal written agreement whereby, among other things, Intervest National Bank had been required to review, revise, develop and implement various policies and procedures with respect to its lending and credit underwriting. Management implemented various actions in order for Intervest National Bank to be in full compliance with the memorandum.

Note 5 - Subsequent Event

Effective July 20, 2001, Intervest Bank merged into Intervest National Bank. Intervest National Bank, a nationally chartered bank, retains its headquarters and full-service banking office at One Rockefeller Plaza, in New York City, and now has a total of five full-service banking offices in Clearwater and Pinellas County, Florida. As of June 30, 2001, the combined banks have total assets of $337,870,000, total deposits of $297,010,000 and total equity of $30,353,000, compared to total assets of $333,957,000, total deposits of $300,241,000 and total equity of $27,606,000 at December 31, 2000.

The merger was accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of both banks are combined and recorded at their historical cost amounts.

                Intervest Bancshares Corporation and Subsidiaries

               Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2001, and for the three- and six-month periods ended June 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

     We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of June 30, 2001, and the related condensed consolidated statements of earnings and comprehensive income for the three- and six-month periods ended June 30, 2001 and 2000, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2001 and 2000 included in this report. These financial statements are the responsibility of the Company's management.

     We were furnished with the report of other accountants on their review of the interim financial information of Intervest Corporation of New York, whose total assets as of June 30, 2001 constituted 17.5% of the related consolidated total, and whose net interest income, noninterest income and net earnings for the three- and six-month periods then ended, constituted 9.5%, 61.8%, and 20.6%; and 6.4%, 49.1%, and 8.6%, respectively, and whose net interest income and noninterest income for the three- and six-month periods ended June 30, 2000, constituted 11.6% and 33.1%; and 9.0% and 25.0%, respectively, of the related consolidated totals. The net loss for Intervest Corporation of New York included in the consolidated totals for the three- and six-month periods ended June 30, 2000 was $150,000 and $185,000, respectively.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews and the report of other accountants, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ HACKER, JOHNSON & SMITH PA
------------------------------
HACKER, JOHNSON & SMITH PA
Tampa, Florida
August 8, 2001

          Report on Review by Independent Certified Public Accountants



Board of Directors and Stockholder
Intervest Corporation of New York
New York, New York:

     We have reviewed the condensed consolidated balance sheet of Intervest Corporation of New York and Subsidiaries (the "Company") as of June 30, 2001, and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2001 and 2000, and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the six-month periods ended June 30, 2001 and 2000 (all of which are not presented herein). These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended (not presented herein), and in our report dated January 18, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ Richard A. Eisner & Company, LLP
------------------------------------
Richard A. Eisner & Company, LLP
New York, New York
July 31, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

At June 30, 2001, Intervest Bancshares Corporation had three wholly owned subsidiaries - Intervest National Bank, Intervest Bank and Intervest Corporation of New York (hereafter referred to collectively as the "Company" on a consolidated basis). Intervest Bank and Intervest National Bank may be referred to collectively as the "Banks," and Intervest Bancshares Corporation may be referred to by itself as the "Holding Company."

The Holding Company's primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. From time to time, the Holding Company sells debentures to raise funds for working capital purposes.

Intervest National Bank is a nationally chartered, full-service commercial bank located in Rockefeller Center in New York City and Intervest Bank was a Florida state-chartered commercial bank with four banking offices in Clearwater, Florida and one in South Pasadena, Florida. Intervest Corporation of New York is a mortgage investment company located in Rockefeller Center in New York City.

The Banks conduct a personalized commercial and consumer banking business, which consists of attracting deposits from the areas served by their banking offices. Intervest National Bank also provides Internet banking services through its Web
Site: www.intervestnatbank.com, which can attract deposit customers from outside its primary market area. The deposits, together with funds derived from other sources, are used to originate a variety of real estate, commercial and consumer loans and to purchase investment securities. The Banks emphasize multifamily and commercial real estate lending.

Effective July 20, 2001, Intervest Bank merged into Intervest National Bank. Intervest National Bank retains its headquarters and full-service banking office at One Rockefeller Plaza, in New York City, and now has a total of five full-service banking offices in Clearwater and Pinellas County, Florida. The merger was accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, stockholder's equity, income and expenses of both banks are combined and recorded at their historical cost amounts.

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

The Company's profitability is also affected by the level of its noninterest income and expenses, the provision for loan loss reserves, and its effective income tax rate. Noninterest income consists primarily of loan and other banking fees. Noninterest expense consists of compensation and benefits expense, occupancy and equipment expenses, data processing expenses, advertising expenses, deposit insurance premiums and other operating expenses. The Company's profitability is also significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

Comparison of Financial Condition at June 30, 2001 and December 31, 2000
------------------------------------------------------------------------

Overview
--------

Total assets at June 30, 2001 amounted to $423,186,000, compared to $416,927,000 at December 31, 2000. Total liabilities at June 30, 2001 amounted to $385,144,000, compared to $380,699,000 at December 31, 2000. Stockholders'
equity increased to $38,042,000 at June 30, 2001, from $36,228,000 at year-end 2000. Book value per common share increased to $9.76 per share at June 30, 2001, from $9.29 at December 31, 2000.


Selected balance sheet information for the Holding Company and its subsidiaries as of June 30, 2001 follows:

                                                                               Intervest      Intervest      Inter-
                                                    Holding      Intervest     National     Corporation     company
($ in thousands)                                    Company        Bank          Bank       of New York    Balances    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Assets                                             $  50,551    $ 217,116    $ 128,759       $  74,412    $ (47,652)    $ 423,186
Cash and cash equivalents                              4,040       45,382       12,578          12,204       (7,881)       66,323
Time deposits with banks                                   -            -          200             100            -           300
Securities available for sale                              -       15,146            -               -            -        15,146
Securities held to maturity, net                           -            -       16,664               -            -        16,664
Federal Reserve Bank stock                                 -          249          420               -            -           669
Loans receivable, net of deferred fees                 5,949      151,056       97,132          58,933            -       313,070
Allowance for loan loss reserves                          30        1,923          915               -            -         2,868
Deposits                                                   -      196,111      108,904               -       (8,005)      297,010
Debentures and accrued interest payable               12,308            -            -          63,803            -        76,111
Stockholders' equity                                  38,042       15,847       14,506           9,395      (39,748)       38,042
------------------------------------------------------------------------------------------------------------------------------------

A comparison of the Company's consolidated balance sheet as of June 30, 2001 and December 31, 2000 follows:



                                                                                At June 30, 2001              At December 31, 2000
                                                                             Carrying       % of            Carrying        % of
($ in thousands)                                                               Value    Total Assets          Value     Total Assets
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                    $ 66,323      15.7%            $ 42,938        10.3%
Time deposits with banks                                                          300       0.1                    -           -
Securities available for sale                                                  15,146       3.6               74,789        17.9
Securities held to maturity, net                                               16,664       3.9               20,970         5.0
Federal Reserve Bank stock                                                        669       0.2                  605         0.2
Loans receivable,  net of deferred fees and loan loss reserves                310,202      73.3              263,558        63.2
All other assets                                                               13,882       3.2               14,067         3.4
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $423,186     100.0%            $416,927       100.0%
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                                                     $297,010      70.2%            $300,241        72.0%
Debentures payable                                                             66,180      15.6               64,080        15.4
Accrued interest payable on debentures                                          9,931       2.3                8,733         2.1
All other liabilities                                                          12,023       2.9                7,645         1.8
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                             385,144      91.0              380,699        91.3
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                           38,042       8.9               36,228         8.7
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                   $423,186     100.0%            $416,927       100.0%
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents increased to $66,323,000 at June 30, 2001, from $42,938,000 at December 31, 2000. The increase was due to early redemptions by various agencies of Intervest Bank's holdings of U.S government agency securities. The redemptions were brought about by a decrease in market interest rates during the first half of 2001. A portion of the resulting proceeds were used to fund the growth in mortgage loans and the remainder has been temporarily invested in the overnight Federal Funds market pending investment in mortgages as opportunities arise.

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

Securities Available for Sale
-----------------------------

Securities that are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates or other factors, are classified as available for sale and are carried at estimated fair value. Securities available for sale decreased to $15,146,000 at June 30, 2001, from $74,789,000 at December 31, 2000, due to the early redemptions discussed previously.

At June 30, 2001, the portfolio consisted of Intervest Bank's remaining holdings of U.S. government agency securities, and approximately $6,000,000 have terms that allow the issuer the right to call or prepay its obligation without prepayment penalty. At June 30, 2001, the portfolio had an unrealized gain, net of tax, of $91,000, compared to an unrealized loss, net of tax, of $252,000 at December 31, 2000. Unrealized gains and losses on securities available for sale, net of related income taxes, are reported as a separate component of comprehensive income and included in stockholders' equity.

Securities Held to Maturity
---------------------------

Securities for which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Securities held to maturity totaled $16,664,000 at June 30, 2001, compared to $20,970,000 at December 31, 2000. The decrease was due to maturities exceeding new purchases during the quarter. The portfolio consists of Intervest National Bank's holdings of short-term U.S. government agency securities.

Federal Reserve Bank Stock
--------------------------

In order for the Banks to be members of the Federal Reserve Banking System, the Banks maintain an investment in the capital stock of the Federal Reserve Bank, which pays a dividend that is currently 6%. The investment, which amounted to $669,000 at June 30, 2001 and $605,000 at December 31, 2000, fluctuates based on each Bank's capital level.

Loans Receivable, Net of Deferred Fees and Loan Loss Reserves
-------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan loss reserves, increased to $310,202,000 at June 30, 2001, from $263,558,000 at December 31,
2000. The growth primarily reflected new originations of commercial real estate and multifamily mortgage loans, partially offset by principal repayments. Commercial real estate and multifamily real estate properties collateralized almost all of the loans in the Company's loan portfolio.

At June 30, 2001, the allowance for loan loss reserves amounted to $2,868,000, compared to $2,768,000 at December 31, 2000. The allowance represented 0.92% of total loans outstanding at June 30, 2001, compared to 1.04% at December 31, 2000. At June 30, 2001 and December 31, 2000, the Company did not have any loans on a nonaccrual status or classified as impaired. The Company monitors its loan portfolio to determine the appropriate level of the allowance for loan loss reserves based on various factors. These factors include: the type and level of loans outstanding; volume of loan originations; overall portfolio quality; loan concentrations; specific problem loans, historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's assessment of the current and anticipated economic conditions in the Company's lending regions.

All Other Assets
----------------

The following table sets forth the composition of all other assets in the table on page 14:

                                                   At June 30,   At December 31,
     ($ in thousands)                                2001            2000
     ---------------------------------------------------------------------------
     Accrued interest receivable                        $2,255           $2,961
     Loans fee receivable                                1,554            1,276
     Premises and equipment, net                         5,731            5,731
     Deferred income tax asset                             904            1,105
     Deferred debenture offering costs,net               2,804            2,835
     All other                                             634              159
     ---------------------------------------------------------------------------
                                                       $13,882          $14,067
     ---------------------------------------------------------------------------

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

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The decrease was due to normal amortization, largely offset by additional costs incurred with the sale of new debentures in the first quarter of 2001.

Deposit Liabilities
-------------------

Deposit liabilities amounted to $297,010,000 at June 30, 2001, compared to $300,241,000 at December 31, 2000. At June 30, 2001, certificate of deposit accounts totaled $205,494,000 and demand deposit, savings, NOW and money market accounts aggregated $91,516,000. The same categories of deposit accounts totaled $217,656,000 and $82,585,000, respectively, at December 31, 2000. Certificate of deposit accounts represented 69% of total deposits at June 30, 2001, compared to 72% at year-end 2000.

Debentures Payable and Related Accrued Interest Payable
-------------------------------------------------------

At June 30, 2001, total debentures payable amounted to $66,180,000, compared to $64,080,000 at December 31, 2000. The increase was due to the sale of debentures in the aggregate principal amount of $3,500,000 by the Holding Company, which resulted in net proceeds of approximately $3,200,000 after underwriter's commissions and other issuance costs. The sale of these debentures was partially offset by the maturity on January 1, 2001, of $1,400,000 of Intervest Corporation of New York's debentures.

At June 30, 2001, Intervest Corporation of New York had $55,750,000 of debentures payable outstanding and the Holding Company had $10,430,000 of debentures payable outstanding, of which $6,930,000 were convertible into the Holding Company's Class A common stock. From time to time, the Holding Company sells debentures and the proceeds are used for working capital purposes.

At June 30, 2001, accrued interest payable on debentures amounted to $9,931,000, compared to $8,733,000 at year-end 2000. Nearly all of the accrued interest payable at June 30, 2001 is due and payable at the maturity of various debentures. For a further discussion of the debentures, including conversion prices and redemption premiums, see note 8 to the consolidated financial statements included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000.

All Other Liabilities
---------------------

The following table shows the composition of all other liabilities in the table on page 14:

                                                      At                At
                                                   June 30,        December 31,
        ($ in thousands)                             2001              2000
        ------------------------------------------------------------------------
        Accrued interest payable on deposits      $   778           $   856
        Mortgage escrow funds payable               5,158             3,397
        Official checks outstanding                 4,721             2,281
        All other                                   1,366             1,111
        ------------------------------------------------------------------------
                                                  $12,023           $ 7,645
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

Stockholders' Equity and Regulatory Capital
-------------------------------------------

Stockholders' equity increased to $38,042,000 at June 30, 2001, from $36,228,000 at December 31, 2000. The increase was due to net earnings of $1,459,000 and a $343,000 increase in unrealized gains, net of tax, on securities available for sale. Intervest Bank and Intervest National Bank are both well-capitalized institutions as defined by FDIC regulations. See note 4 to the condensed consolidated financial statements in this report for their respective capital ratios.

Liquidity and Capital Resources
-------------------------------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment funding commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of retail deposits obtained through the Banks' offices, satisfactions and repayments of loans, the maturities and calls of securities, and cash provided by operating activities. From time to time, the Company may also borrow funds through the Federal funds market or sale of debentures. For information about the cash flows from the Company's operating, investing and financing activities, see the condensed consolidated statements of cash flows in this report.

At June 30, 2001, the Company's total commitment to lend aggregated approximately $49,000,000. Based on its cash flow projections, the Company believes that it can fund all of its outstanding commitments from the aforementioned sources of funds.

Interest Rate Risk
------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The primary objective of the Company's asset/liability management strategy is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. At June 30, 2001, the Company's one-year interest-rate sensitivity gap was a positive $669,000, or 0.2% of total assets, compared to a negative $12,411,000, or 3%, at December 31, 2000. The change in the gap was largely due to the early redemptions of securities available for sale by U.S. government agencies and the resulting proceeds being invested in the overnight Federal funds market and variable-rate loans. In computing the gap, the Company treats its interest checking, money market and savings deposit accounts as immediately repricing. For a further discussion of interest rate risk and gap analysis, including all of the assumptions used in developing the Company's one-year gap position, see the Company's 2000 Annual Report to Stockholders on Form 10-K, pages 30 through 32.

Comparison  of Results of  Operations  for the Quarters  Ended June 30, 2001 and
--------------------------------------------------------------------------------
2000
----

Overview
--------

Consolidated net earnings for the second quarter of 2001 increased to $878,000, or $0.23 per fully diluted share, from $431,000, or $0.11 per fully diluted share, in the second quarter of 2000, or a 104% year-to-year increase. The improvement was primarily due to a $405,000 increase in income from the early repayment of mortgage loans and growth in net interest and dividend income of $243,000. These increases were partially offset by a higher provision for income taxes of $185,000 and a $199,000 increase in noninterest expenses. Results for the second quarter of 2000 included an extraordinary charge, net of taxes, of $206,000, or $0.05 per share, in connection with the early retirement of various debentures by the Company's subsidiary, Intervest Corporation of New York.

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


                                                                                  Quarter Ended
                                                  ---------------------------------------------------------------------------------
                                                                        June 30, 2001                        June 30, 2000
                                                  ---------------------------------------------------------------------------------
                                                            Average      Interest     Yield/         Average      Interest   Yield/
($ in thousands)                                            Balance     Inc./Exp.      Rate          Balance     Inc./Exp.    Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans                                                   $289,636      $  6,984       9.67%       $245,685      $  6,030    9.87%
   Securities                                                52,563           684       5.22          96,423         1,431    5.97
   Other interest-earning assets                             68,938           736       4.28          13,348           197    5.94
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                               411,137      $  8,404       8.20%        355,456      $  7,658    8.67%
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                                   11,464                                   13,708
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                               $422,601                                 $369,164
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest checking deposits                              $  7,080      $     51       2.89%       $  7,768      $     59    3.05%
   Savings deposits                                          17,561           177       4.04          17,410           231    5.34
   Money market deposits                                     60,284           606       4.03          53,425           711    5.35
   Certificates of deposit                                  211,006         3,335       6.34         163,963         2,468    6.05
                                                           ------------------------------------------------------------------------
   Total deposit accounts                                   295,931         4,169       5.65         242,566         3,469    5.75
   Debentures and accrued interest payable                   75,224         1,886      10.06          77,173         2,083   10.86
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                          371,155      $  6,055       6.54%        319,739      $  5,552    6.98%
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                                  4,685                                    9,225
Noninterest-bearing liabilities                               9,320                                    5,813
Stockholders' equity                                         37,441                                   34,387
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                 $422,601                                 $369,164
-----------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                                  $  2,349       1.66%                     $  2,106    1.69%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                         $ 39,982                     2.29%       $ 35,717                  2.38%
-----------------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                       1.11x                                    1.11x
-----------------------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets (1)                                 0.83%                                    0.47%
  Return on average equity (1)                                 9.38%                                    5.01%
  Noninterest expense to average assets (1)                    1.26%                                    1.22%
  Efficiency ratio                                            45.53%                                   49.47%
  Average stockholders' equity to average assets               8.86%                                    9.31%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Annualized

Net interest and dividend income increased to $2,349,000 in the second quarter of 2001, from $2,106,000 in the second quarter of 2000. The increase was attributable to growth in the Company's average interest-earning assets of $55,681,000, partially offset by a decrease in the net interest margin from 2.38% in the second quarter of 2000, to 2.29% in the second quarter of 2001.

The growth in earning assets was primarily due to $43,951,000 in new mortgage loans and $11,730,000 of additional short-term investments, funded by $53,365,000 of new deposits. The decrease in the margin was due to the Company's yield earned on interest-earning assets decreasing at a faster pace than its cost of funds.

The yield on interest-earning assets decreased 47 basis points to 8.20% in the second quarter of 2001. The decrease was primarily due to a declining interest rate environment, which resulted in lower yields earned on interest-earning assets and a reduction of $43,860,000 in security investments due to early calls of higher yielding U.S government agency securities. The resulting proceeds were temporarily invested in the overnight Federal funds market pending investment in mortgages as opportunities arise. The Company's short-term investments have a significantly lower yield than its loan portfolio.

The cost of funds decreased 44 basis points to 6.54% in the second quarter of 2001, primarily due the effect of a lower level of debentures outstanding and lower rates paid on checking deposits, savings deposits, money market deposits and variable-rate debentures. These items were partially offset by an increase in certificate of deposit accounts as well as higher rates paid for such accounts throughout 2000. Normally, there is a significant time lag from the impact of a rising or declining market rate environment on the cost of certificate of deposit accounts. The precipitous decline in market interest rates during the first half of 2001 will continue to have a favorable impact on the Company's cost of funds in the second half of 2001.

Provision for Loan Loss Reserves
--------------------------------

In the second quarter of 2001, the Company recorded a provision for loan losses of $100,000, compared to a provision of $90,000 in the second quarter of 2000. The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors as discussed on page 15 of this report.

Noninterest Income
------------------

Noninterest income includes fees from customer service charges and income from mortgage lending activities, which is comprised mostly of income from loan prepayments, fees earned on expired loan commitments, and loan service, inspection and maintenance charges.

Noninterest income increased to $570,000 in the second quarter of 2001, from $178,000 in the second quarter of 2000, due to higher income from the prepayment of mortgage loans. The number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Certain of the Company's mortgage loans include prepayment provisions, and others prohibit prepayment of indebtedness entirely.

Noninterest Expenses
--------------------

Noninterest expenses increased to $1,329,000 in the second quarter of 2001, from $1,130,000 in the comparable quarter of 2000. The increase was due to $90,000 of nonrecurring expenses associated with the merger of Intervest Bank into Intervest National Bank, a $78,000 increase in compensation and benefits (due to salary increases, higher benefit expenses and a lower amount of SFAS No. 91 deferred origination costs) and a $25,000 increase in data processing expenses due to growth in Intervest National Bank's total assets.

Extraordinary Item
------------------

In the second quarter of 2000, Intervest Corporation of New York redeemed its Series 9/13/93, 1/28/94 and 10/28/94 debentures aggregating $17,000,000 in principal amount prior to maturity for the outstanding principal plus accrued interest. In connection with these early redemptions, $382,000 of unamortized deferred debenture offering costs was charged to expense in the second quarter of 2000 and reported as an extraordinary charge of $206,000 (net of a tax benefit of $176,000).

Provision for Income Taxes
--------------------------

The provision for income taxes amounted to $612,000 in the second quarter of 2001, compared to $427,000 in the second quarter of 2000. The increase was due to higher pre-tax earnings. The Company's effective tax rate (inclusive of state and local taxes) amounted to 41% in the 2001 period, compared to 40% in the 2000 period.

Comparison of Results of Operations for the  Six-Months  Ended June 30, 2001 and
--------------------------------------------------------------------------------
2000
----

Overview
--------

For the first six months of 2001, consolidated net earnings increased to $1,459,000, or $0.37 per fully diluted share, from $821,000, or $0.21 per fully diluted share, in the first half of 2000, or a 78% increase. The growth in earnings was primarily due to a $462,000 increase in net interest and dividend income, a $426,000 increase in income from the early repayment of mortgage loans and a $145,000 decrease in the provision for loan loss reserves. These items were partially offset by a $357,000 increase in the provision for income taxes and a $272,000 increase in noninterest expenses. Results for the 2000 period included an extraordinary charge of $206,000.

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



                                                                                Six-Months Ended
                                                  ---------------------------------------------------------------------------------
                                                             June 30, 2001                            June 30, 2000
                                                  ---------------------------------------------------------------------------------
                                                       Average      Interest      Yield/          Average     Interest    Yield/
($ in thousands)                                       Balance     Inc./Exp.        Rate          Balance     Inc./Exp.     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans                                             $ 279,979     $  13,587        9.79%       $ 238,097     $  11,676     9.86%
   Securities                                           77,672         2,180        5.66          100,904         2,951     5.88
   Other interest-earning assets                        55,909         1,321        4.76            9,987           287     5.78
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                          413,560     $  17,088        8.33%         348,988     $  14,914     8.59%
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                              11,514                                     14,052
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                         $ 425,074                                  $ 363,040
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest checking deposits                        $   7,020     $     103        2.96%       $   7,526     $     114     3.05%
   Savings deposits                                     16,938           385        4.58           17,423           445     5.14
   Money market deposits                                58,943         1,360        4.65           52,756         1,373     5.23
   Certificates of deposit                             217,811         6,927        6.41          148,245         4,381     5.94
                                                       -------         -----        ----          -------         -----     ----

   Total deposit accounts                              300,712         8,775        5.88          225,950         6,313     5.62
   Federal funds purchased                                   -             -           -            5,000           146     5.87
   Debentures and accrued interest payable              74,175         3,901       10.61           84,023         4,505    10.78
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                     374,887     $  12,676        6.82%         314,973     $  10,964     7.00%
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                             5,083                                      8,358
Noninterest-bearing liabilities                          8,111                                      5,590
Stockholders' equity                                    36,993                                     34,119
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity           $ 425,074                                  $ 363,040
-----------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                            $   4,412        1.51%                     $   3,950     1.59%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                   $  38,673                      2.15%       $  34,015                   2.28%
-----------------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                  1.10x                     1.11x
-----------------------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets (1)                            0.69%                     0.45%
  Return on average equity (1)                            7.89%                     4.81%
  Noninterest expense to average assets (1)               1.25%                     1.31%
  Efficiency ratio                                       50.96%                    55.50%
  Average stockholders' equity to average assets          8.70%                     9.40%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Annualized

Net interest and dividend income increased to $4,412,000 in the first half of 2001, from $3,950,000 in the first half of 2000. The increase was attributable to growth of $64,572,000 in the Company's average interest-earning assets, partially offset by a decrease in the net interest margin from 2.28% in the first half of 2000, to 2.15% in the first half of 2001.

The growth in earning assets was primarily due to $41,882,000 in new mortgage loans and $22,690,000 in additional short-term investments, funded by new deposits. The decrease in the margin was due to the yield earned on the Company's interest-earning assets decreasing at a faster pace than its cost of funds.

The yield on interest-earning assets decreased 26 basis points to 8.33%, while the cost of funds decreased 18 basis points to 6.82% in the first half of 2001. The reasons for the decrease are the same as those discussed under the same heading in the Comparison of Results of Operations for the Quarters Ended June 30, 2001 and 2000.

Provision for Loan Loss Reserves
--------------------------------

In the first six-months of 2001, the Company recorded a provision for loan losses of $100,000, compared to a provision of $245,000 in the first six-months of 2000. The provision is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors as discussed on page 15 of this report.

Noninterest Income
------------------

Noninterest income increased to $794,000 in the first half of 2001, from $340,000 in the first half of 2000. The reason for the increase is the same as the one discussed under the same heading in the Comparison of Results of Operations for the Quarters Ended June 30, 2001 and 2000.

Noninterest Expenses
--------------------

Noninterest expenses increased to $2,653,000 in the first half of 2001, from $2,381,000 in the first half of 2000. Expenses for the 2001 period include $155,000 of nonrecurring expenses associated with the merger of Intervest Bank into Intervest National Bank. Expenses for the 2000 period include approximately $210,000 of nonrecurring expenses (consisting of $51,000 of attorney fees, consulting fees and printing costs, and $159,000 of stock compensation) associated with the acquisition of Intervest Corporation of New York.

Absent the aforementioned expenses, noninterest expenses totaled $2,498,000 in the first six-months of 2001, compared to $2,171,000 in the first six-months of 2000. The increase was primarily due to a $187,000 increase in compensation and benefits (due to salary increases, increased benefit expenses and a lower amount of SFAS No. 91 deferred origination costs), a $48,000 increase in data processing expenses (due to Intervest National Bank's growth in assets) and a $33,000 increase in occupancy expenses (resulting from increased occupancy taxes).

Provision for Income Taxes
--------------------------

The provision for income taxes amounted to $994,000 in the first six-months of 2001, compared to $637,000 in the first six-months of 2000. The increase was almost entirely due to higher pre-tax earnings. The Company's effective tax rate (inclusive of state and local taxes) amounted to 40.5% in the 2001 period, compared to 38.3% in the 2000 period.

Extraordinary Item
------------------

See the discussion under the same heading in the Comparison of Results of Operations for the Quarter Ended June 30, 2001 and 2000.


ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company does not engage in and as such has no risk related to trading accounts, commodities or foreign exchange.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
         Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds
(a)      Not Applicable
(b)      Not Applicable
(c)      Not Applicable

ITEM 3.  Defaults Upon Senior Securities
         Not Applicable
ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)      An Annual Meeting of Stockholders was held on May 25, 2001.
(b) Pursuant to the Company's charter and bylaws, one-third of the directors are elected by the holders of Class A common stock and two-thirds are elected by holders of Class B common stock. On all other matters, Class A and Class B common stockholders vote together as a single class. Each of the persons named in the Proxy Statement dated April 20, 2001 as a nominee for Director was elected for one-year terms expiring on the date of the next annual meeting (see Item 4-C).
(c) The table that follows summarizes the voting results on the matter that was submitted to the Company's common stockholders:

             ---------------------------------------------------------------------------------------------------------
                                                                For          Against or Withheld         Abstained
             ---------------------------------------------------------------------------------------------------------
             Election of Directors - Class A
             -------------------------------
             Michael A. Callen                               3,221,486              27,650                   -
             Wayne F. Holly                                  3,221,486              27,650                   -
             Lawton Swan, III                                3,221,486              27,650                   -

             Election of Directors  - Class B
             --------------------------------
             Lawrence G. Bergman                              355,000                 -                      -
             Jerome Dansker                                   355,000                 -                      -
             Lowell S. Dansker                                355,000                 -                      -
             Edward J. Merz                                   355,000                 -                      -
             Thomas E. Willett                                355,000                 -                      -
             David J. Willmott                                355,000                 -                      -
             Wesley T. Wood                                   355,000                 -                      -
             ---------------------------------------------------------------------------------------------------------

(d)      Not Applicable

ITEM 5.  Other Information
         Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      No exhibits are filed with this report.
(b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

Date:  August 10, 2001                      By:   /s/ Lowell S. Dansker
                                                  ---------------------
                                                      Lowell S. Dansker,
                                                    President and Treasurer
                                                   (Chief Financial Officer)

Date:  August 10, 2001                      By:   /s/ Lawrence G. Bergman
                                                  -----------------------
                                                      Lawrence G. Bergman,
                                                    Vice President and Secretary