Form 10-Q
period 2001-09-30
INTERVEST BANCSHARES CORP
filed 2001-11-13
CIK 927807

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                               ------------------


                          Commission File No. 000-23377
                                              ---------

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 13-3699013
--------------------------------------      ------------------------------------
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
YES  XX   NO     .
    ----     ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                                   Shares Outstanding:
--------------------                                   -------------------

Class A Common Stock, $1.00 par value per share        3,544,629 Outstanding at November 1, 2001
-----------------------------------------------        -----------------------------------------

Class B Common Stock, $1.00 par value per share        355,000 Outstanding at November 1, 2001
-----------------------------------------------        ---------------------------------------


================================================================================

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                               September 30, 2001

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                                  Page

     Item 1.      Financial Statements
         Condensed Consolidated Balance Sheets
            as of September 30, 2001 (Unaudited) and December 31, 2000 ........................................................  2

         Condensed Consolidated Statements of Earnings (Unaudited)
            for the Quarters and Nine-Months Ended September 30, 2001 and 2000 ................................................  3

         Condensed Consolidated Statements of Comprehensive Income (Unaudited)
            for the Quarters and Nine-Months Ended September 30, 2001 and 2000 ................................................  4

         Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
            for the Nine-Months Ended September 30, 2001 and 2000..............................................................  5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Nine-Months Ended September 30, 2001 and 2000..............................................................  6

         Notes to Condensed Consolidated Financial Statements (Unaudited) .....................................................  7

         Review by Independent Certified Public Accountants ................................................................... 10

         Report on Reviews by Independent Certified Public Accountants ........................................................ 11

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations ..................................................................... 13

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk................................................... 21

  PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings............................................................................................ 22

     Item 2.      Changes in Securities and Use of Proceeds.................................................................... 22

     Item 3.      Defaults Upon Senior Securities.............................................................................. 22

     Item 4.      Submission of Matters to a Vote of Security Holders.......................................................... 22

     Item 5.      Other Information............................................................................................ 22

     Item 6.      Exhibits and Reports on Form 8-K ............................................................................ 22

    Signatures................................................................................................................. 22

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


                Intervest Bancshares Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                                                 (Unaudited)
                                                                                                            At               At
                                                                                                       September 30,    December 31,
($ in thousands, except par value)                                                                          2001             2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                                 $   5,004         $   5,016
Federal funds sold                                                                                         14,421            20,268
Commercial paper                                                                                           11,250            17,125
Other short-term investments                                                                                2,381               529
                                                                                                        ----------------------------
    Total cash and cash equivalents                                                                        33,056            42,938
Securities available for sale at estimated fair value                                                       8,239            74,789
Time deposits with banks                                                                                      350                 -
Securities held to maturity, net (estimated fair value of $70,637 and $20,978, respectively)               70,377            20,970
Federal Reserve Bank stock, at cost                                                                           654               605
Loans receivable (net of allowance for loan losses of $3,132 and $2,768, respectively)                    346,994           263,558
Accrued interest receivable                                                                                 3,212             2,961
Premises and equipment, net                                                                                 5,997             5,731
Deferred income tax asset                                                                                   1,062             1,105
Deferred debenture offering costs                                                                           3,108             2,835
Other assets                                                                                                2,667             1,435
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                            $ 475,716         $ 416,927
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
   Noninterest-bearing demand deposit accounts                                                          $   4,029         $   5,035
   Interest-bearing deposit accounts:
      Checking (NOW) accounts                                                                               7,375             9,188
      Savings accounts                                                                                     23,442            15,743
      Money-market accounts                                                                                73,049            52,619
      Certificate of deposit accounts                                                                     233,830           217,656
                                                                                                        ----------------------------
Total deposit accounts                                                                                    341,725           300,241
Subordinated debentures payable                                                                            73,430            64,080
Accrued interest payable on debentures                                                                     10,680             8,733
Accrued interest payable on deposits                                                                          791               856
Mortgage escrow funds payable                                                                               7,144             3,397
Official checks outstanding                                                                                 1,611             2,281
Other liabilities                                                                                           1,308             1,111
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                         436,689           380,699
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                        -                 -
Class A common stock ($1.00 par value, 9,500,000 shares authorized,
    3,544,629 shares issued and outstanding at each date)                                                   3,545             3,545
Class B common stock ($1.00 par value, 700,000 shares authorized,
    355,000 shares issued and outstanding at each date)                                                       355               355
Additional paid-in-capital, common                                                                         18,995            18,975
Retained earnings                                                                                          15,993            13,605
Accumulated other comprehensive income:
    Net unrealized gain (loss) on securities available for sale, net of tax                                   139              (252)
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                 39,027            36,228
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                              $ 475,716         $ 416,927
------------------------------------------------------------------------------------------------------------------------------------
         See accompanying notes to condensed consolidated financial statements.



                                           Intervest Bancshares Corporation and Subsidiaries
                                             Condensed Consolidated Statements of Earnings
                                                              (Unaudited)
                                                                                    Quarter Ended                Nine-Months Ended
                                                                                     September 30,                 September 30,
                                                                                ----------------------------------------------------
($ in thousands, except per share data)                                          2001            2000          2001           2000
------------------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                              $  8,050       $  6,538       $ 21,637       $ 18,214
Securities                                                                         463          1,462          2,643          4,413
Other interest-earning assets                                                      437            324          1,758            611
------------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                               8,950          8,324         26,038         23,238
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                         4,193          4,074         12,968         10,387
Federal funds purchased                                                              -              -              -            146
Subordinated debentures                                                          1,821          1,869          5,722          6,374
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                           6,014          5,943         18,690         16,907
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income                                                 2,936          2,381          7,348          6,331
Provision for loan loss reserves                                                   264             47            364            292
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income after provision for loan loss                   2,672          2,334          6,984          6,039
------------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                                                               37             38            110            104
Income from mortgage lending activities                                            198            268            915            541
All other                                                                            2             32              6             33
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                           237            338          1,031            678
------------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                                                     611            491          1,823          1,675
Occupancy and equipment, net                                                       277            286            859            835
Data processing                                                                    109             35            204             82
Advertising and promotion                                                            6              6             20             31
Professional fees and services                                                      72            100            269            320
Stationery, printing and supplies                                                   32             31            100            104
All other                                                                          206            132            691            415
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                       1,313          1,081          3,966          3,462
------------------------------------------------------------------------------------------------------------------------------------
Earnings before taxes and extraordinary item                                     1,596          1,591          4,049          3,255
Provision for income taxes                                                         667            662          1,661          1,299
                                                                              ------------------------------------------------------
Earnings before extraordinary item                                                 929            929          2,388          1,956
Extraordinary item, net of tax                                                       -              -              -           (206)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                  $    929       $    929       $  2,388       $  1,750
------------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
   Earnings before extraordinary item                                         $   0.24       $   0.24       $   0.61       $   0.50
   Extraordinary item                                                                -              -              -          (0.05)
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings per share                                                     $   0.24       $   0.24         $0. 61       $   0.45
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
   Earnings before extraordinary item                                         $   0.24       $   0.24       $   0.61       $   0.50
   Extraordinary item                                                                -              -              -          (0.05)
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings per share                                                     $   0.24       $   0.24       $   0.61       $   0.45
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.



                Intervest Bancshares Corporation and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)





                                                                                                Quarter            Nine-Months
                                                                                                 Ended                Ended
                                                                                             September 30,         September 30,
                                                                                      ----------------------------------------------
($ in thousands)                                                                            2001       2000        2001        2000
------------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                              $  929      $  929      $2,388      $1,750
------------------------------------------------------------------------------------------------------------------------------------
Net unrealized holding gains on securities arising during the period                          94           -         644           -
Provision for income taxes related to unrealized holding gains on securities                  46           -         253           -
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                                        48           -         391           -
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income, net of tax                                                    $  977      $  929      $2,779      $1,750
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.




                Intervest Bancshares Corporation and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                          Nine-Months Ended
                                                                                                            September 30,
                                                                                                   -----------------------------
($ in thousands)                                                                                        2001              2000
--------------------------------------------------------------------------------------------------------------------------------
CLASS A COMMON STOCK
Balance at beginning of period                                                                        $  3,545          $  3,532
Issuance of 12,750 shares upon the exercise of warrants in 2000                                              -                13
--------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                 3,545             3,545
--------------------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of period                                                                             355               305
Issuance of 50,000 shares of restricted stock compensation in 2000                                           -                50
--------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                   355               355
--------------------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                                          18,975            18,770
Compensation related to issuance of Class B stock warrants                                                  20                19
Issuance of 50,000 shares of restricted Class B stock compensation in 2000                                   -               109
Issuance of 12,750 shares upon the exercise of Class A stock warrants in 2000                                -                73
--------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                18,995            18,971
--------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                                                          13,605            10,997
Net earnings for the period                                                                              2,388             1,750
--------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                15,993            12,747
--------------------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Balance at beginning of period                                                                            (252)                -
Net change in accumulated other comprehensive income, net                                                  391                 -
--------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                   139                 -
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity at end of period                                                           $ 39,027          $ 35,618
--------------------------------------------------------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements.




                Intervest Bancshares Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                               Nine-Months Ended
                                                                                                                 September 30,
                                                                                                         ---------------------------
($ in thousands)                                                                                            2001              2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                                             $  2,388          $  1,750
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                                                 353               334
Provision for loan loss reserves                                                                              364               292
Deferred income tax benefit                                                                                  (210)              (43)
Amortization of deferred debenture offering costs                                                             545               964
Compensation expense from awards of common stock and warrants                                                  20               178
Amortization of premiums, fees and discounts, net                                                          (1,777)           (1,171)
Net increase (decrease) in accrued interest payable on debentures                                           1,947            (1,135)
Net decrease in official checks outstanding                                                                  (670)             (464)
Net decrease in all other assets and liabilities                                                            2,544             1,196
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                                   5,504             1,901
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Increase in interest-earning time deposits with banks                                                        (350)           (2,050)
Maturities and calls of securities available for sale                                                      66,789                 -
Maturities and calls of securities held to maturity                                                        31,284            19,841
Purchases of securities held to maturity                                                                  (80,975)          (27,608)
Net increase in loans receivable                                                                          (85,229)          (49,146)
Purchases of Federal Reserve Bank stock, net                                                                  (49)              (88)
Purchases of premises and equipment, net                                                                     (619)             (127)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                     (69,149)          (59,178)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, savings, NOW and money market deposits                                             25,310             1,098
Net increase in certificates of deposit                                                                    16,174            79,556
Net increase in mortgage escrow funds payable                                                               3,747             2,757
Repayments of Federal funds purchased, net                                                                      -            (6,955)
Principal repayments of debentures                                                                         (1,400)          (24,000)
Proceeds from issuance of debentures, net of issuance costs                                                 9,932                 -
Proceeds from issuance of common stock, net of issuance costs                                                   -                86
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                                  53,763            52,542
------------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                                  (9,882)           (4,735)
Cash and cash equivalents at beginning of period                                                           42,938            32,095

------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                               $ 33,056          $ 27,360
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
   Interest                                                                                              $ 16,263          $ 17,207
   Income taxes
                                                                                                            1,896               451
Noncash activities:
   Accumulated other comprehensive income,
      change in unrealized gain on securities available for sale, net of tax                                  391                 -

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

Effective July 20, 2001, Intervest Bank merged into Intervest National Bank. Intervest National Bank (the "Bank"), a nationally chartered bank, retains its headquarters and full-service banking office at One Rockefeller Plaza, in New York City, and now has a total of five full-service banking offices in Clearwater and Pinellas County, Florida. The merger was accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of both banks are combined and recorded at their historical cost amounts.

The Bank conducts a full-service commercial banking business, which consists of attracting deposits from the general public and investing those funds, together with other sources of funds, primarily through the origination of commercial and multifamily real estate loans, and through the purchase of security investments. The Bank also provides Internet banking services at its Web Site: www.intervestnatbank.com. Intervest Corporation of New York is located in Rockefeller Plaza in New York City and is a mortgage investment company.

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

Activity in the allowance for loan loss reserves for the periods indicated is summarized as follows:

                                           Quarter Ended       Nine-Months Ended
                                            September 30,        September 30,
                                           --------------      -----------------
($ in thousands)
                                           2001      2000        2001      2000
--------------------------------------------------------------------------------
Balance at beginning of period            $2,868    $2,738      $2,768    $2,493
Provision charged to operations              264        47         364       292
--------------------------------------------------------------------------------
Balance at end of period                  $3,132    $2,785      $3,132    $2,785
--------------------------------------------------------------------------------

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


Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                                     Quarter Ended             Nine-Months Ended
                                                                                      September 30,              September 30,
                                                                              ------------------------------------------------------
                                                                                   2001          2000         2001          2000
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net earnings:
  Earnings before extraordinary item                                          $   929,000   $   929,000   $ 2,388,000   $ 1,956,000
  Extraordinary item (1)                                                                -             -             -      (206,000)
------------------------------------------------------------------------------------------------------------------------------------
 Net earnings                                                                 $   929,000   $   929,000   $ 2,388,000   $ 1,750,000
------------------------------------------------------------------------------------------------------------------------------------

Average number of common shares outstanding                                     3,899,629     3,896,365     3,899,629     3,879,500
Per share amounts:
  Earnings before extraordinary item                                          $      0.24   $      0.24   $      0.61   $      0.50

  Extraordinary item (1)                                                                -             -             -         (0.05)
------------------------------------------------------------------------------------------------------------------------------------
  Basic net earnings per share                                                $      0.24   $      0.24   $      0.61   $      0.45
------------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
Adjusted net earnings for diluted earnings per share computation (2)          $   929,000   $   929,000   $ 2,388,000   $ 1,750,000
Average number of common shares outstanding for dilution:
  Common shares outstanding per above                                           3,899,629     3,896,365     3,899,629     3,879,500
  Potential dilutive shares resulting from exercise of warrants (3)                45,868             -             -             -
  Potential dilutive shares resulting from conversion of debentures (2)                 -             -             -             -
                                                                              ------------------------------------------------------
  Total average number of common shares outstanding                             3,945,497     3,896,365     3,899,629     3,879,500
                                                                              ------------------------------------------------------
Per share amounts:
  Earnings before extraordinary item                                          $      0.24   $      0.24   $      0.61   $      0.50

  Extraordinary item (1)                                                                -             -             -         (0.05)

------------------------------------------------------------------------------------------------------------------------------------
  Diluted net earnings per share                                              $      0.24   $      0.24   $      0.61   $      0.45
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

(3) A total of 1,134,000 and 2,650,218 of common stock warrants with exercise prices ranging from $6.67 to $16.00 were not included in the quarter and nine-month computation of diluted EPS for 2001, respectively, because they were not dilutive. A total of 2,650,000 common stock warrants with exercise prices ranging from $6.67 to $15.00 were not included in the quarter and nine-month computation of diluted EPS for 2000 because they were not dilutive.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Regulatory Capital

Intervest National Bank is required to maintain certain minimum regulatory capital requirements.


The following is a summary at September 30, 2001 of the minimum regulatory capital requirements and the actual capital of the Bank on a percentage basis:

                                                                           Actual         Minimum          To Be Considered
                                                                           Ratios         Requirement      Well Capitalized
                                                                           ------         -----------      ----------------

Total capital to risk-weighted assets                                      10.78%            8.00%            10.00%
Tier 1 capital to risk-weighted assets                                      9.76%            4.00%             6.00%
Tier 1 capital to total average assets - leverage ratio                     9.45%            4.00%             5.00%


In September 2001, the Office of the Comptroller of the Currency terminated a Memorandum of Understanding with Intervest National Bank that was in effect since September 2000. The memorandum was a formal written agreement whereby, among other things, Intervest National Bank had been required to review, revise, develop and implement various policies and procedures with respect to its lending and credit underwriting. Management implemented various actions in order for Intervest National Bank to be in full compliance with the memorandum.

                Intervest Bancshares Corporation and Subsidiaries

               Review by Independent Certified Public Accountants

     Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2001, and for the three- and nine-month periods ended September 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

     Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

     We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of
September 30, 2001, and the related condensed consolidated statements of earnings and comprehensive income for the three- and nine-month periods ended September 30, 2001 and 2000, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2001 and 2000 included in this report. These financial statements are the responsibility of the Company's management.

     We were furnished with the report of other accountants on their reviews of the interim financial information of Intervest Corporation of New York, whose total assets as of September 30, 2001 constituted 17.3% of the related consolidated total, and whose net interest income, noninterest income and net earnings for the three- and nine-month periods then ended, constituted 13.2%, 16.9%, and 14.4%; and 9.1%, 41.7%, and 10.9%, respectively, and whose net interest income, noninterest income and net earnings for the three- and nine-month periods ended September 30, 2000, constituted 13.4%, 60.4% and 22.3%; and 10.7%, 42.5% and 1.3%, respectively, of the related consolidated totals.

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


/s/ HACKER, JOHNSON & SMITH PA
------------------------------
HACKER, JOHNSON & SMITH PA
Tampa, Florida
November 7, 2001

          Report on Review by Independent Certified Public Accountants



Board of Directors and Stockholder
Intervest Corporation of New York
New York, New York:

     We have reviewed the condensed consolidated balance sheet of Intervest Corporation of New York and Subsidiaries (the "Company") as of September 30, 2001, and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2001 and 2000, and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the nine-month periods ended September 30, 2001 and 2000 (all of which are not presented herein). These financial statements are the responsibility of the Company's management.

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



/s/ Richard A. Eisner & Company, LLP
------------------------------------
Richard A. Eisner & Company, LLP
New York, New York
October 18, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     General
                                     -------

At September 30, 2001, Intervest Bancshares Corporation had two wholly owned subsidiaries - Intervest National Bank and Intervest Corporation of New York (hereafter referred to collectively as the "Company" on a consolidated basis). Intervest National Bank may be referred to as the "Bank," and Intervest Bancshares Corporation may be referred to by itself as the "Holding Company."

The Holding Company's primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. From time to time, the Holding Company sells debentures to raise funds for working capital purposes.

Effective July 20, 2001, Intervest Bank (the Holding Company's other banking subsidiary prior to this date) merged into Intervest National Bank. Intervest National Bank, a nationally chartered bank, retains its headquarters and full-service banking office at One Rockefeller Plaza, in New York City, and now has a total of five full-service banking offices in Clearwater and Pinellas County, Florida. The merger was accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, shareholder's equity, income and expenses of both banks are combined and recorded at their historical cost amounts.

The Bank conducts a personalized commercial and consumer banking business, which consists of attracting deposits from the areas served by its banking offices. The Bank also provides Internet banking services through its Web Site: www.intervestnatbank.com, which can attract deposit customers from outside its primary market areas. The deposits, together with funds derived from other sources, are used to originate a variety of real estate, commercial and consumer loans and to purchase investment securities. The Bank emphasizes multifamily and commercial real estate lending.

Intervest Corporation of New York and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation, is a mortgage investment company located in Rockefeller Center in New York City. It is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans.

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

  Comparison of Financial Condition at September 30, 2001 and December 31, 2000
  -----------------------------------------------------------------------------

Overview
--------

Total assets at September 30, 2001 increased to $475,716,000, from $416,927,000 at December 31, 2000. Total liabilities at September 30, 2001 increased to $436,689,000, from $380,699,000 at December 31, 2000. Stockholders' equity increased to $39,027,000 at September 30, 2001, from $36,228,000 at year-end 2000. Book value per common share rose to $10.01 per share at September 30, 2001, from $9.29 at December 31, 2000.

Selected balance sheet information for the Holding Company and its subsidiaries as of September 30, 2001 follows:

                                                                        Intervest     Intervest      Inter-
                                                             Holding     National    Corporation     company
($ in thousands)                                             Company      Bank       of New York    Balances    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                 $   4,766    $  18,606    $  13,692     $  (4,008)     $  33,056
Time deposits with banks                                          -          250          100             -            350
Securities available for sale at estimated fair value             -        8,239            -             -          8,239
Securities held to maturity, net                                  -       70,377            -             -         70,377
Federal Reserve Bank stock                                        -          654            -             -            654
Loans receivable, net of deferred fees                        5,907      279,483       64,736             -        350,126
Allowance for loan loss reserves                                (30)      (3,102)           -             -         (3,132)
All other assets                                             41,122       11,421        3,819       (40,316)        16,046
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                              $  51,765    $ 385,928    $  82,347     $ (44,324)     $ 475,716
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                                  $       -    $ 345,819    $       -     $  (4,094)     $ 341,725
Debentures and accrued interest payable                      12,559            -       71,551             -         84,110
All other liabilities                                           179        9,354        1,266            55         10,854
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                            12,738      355,173       72,817        (4,039)       436,689
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                         39,027       30,755        9,530       (40,285)        39,027
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $  51,765    $ 385,928    $  82,347     $ (44,324)     $ 475,716
------------------------------------------------------------------------------------------------------------------------------------


A comparison of the consolidated balance sheets as of September 30, 2001 and December 31, 2000 follows:


                                                                               At September 30, 2001          At December 31, 2000
                                                                              Carrying        % of          Carrying       % of
($ in thousands)                                                               Value      Total Assets       Value     Total Assets
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                    $ 33,056         6.9%         $ 42,938           10.3%
Time deposits with banks                                                          350         0.1                 -              -
Securities available for sale at estimated fair value                           8,239         1.7            74,789           17.9
Securities held to maturity, net                                               70,377        14.8            20,970            5.0
Federal Reserve Bank stock                                                        654         0.2               605            0.2
Loans receivable,  net of deferred fees and loan loss reserves                346,994        72.9           263,558           63.2
All other assets                                                               16,046         3.4            14,067            3.4
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $475,716       100.0%         $416,927          100.0%
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                                                     $341,725        71.8%         $300,241           72.0%
Debentures payable                                                             73,430        15.4            64,080           15.4
Accrued interest payable on debentures                                         10,680         2.3             8,733            2.1
All other liabilities                                                          10,854         2.3             7,645            1.8
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                             436,689        91.8           380,699           91.3
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                           39,027         8.2            36,228            8.7
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                   $475,716       100.0%         $416,927          100.0%
------------------------------------------------------------------------------------------------------------------------------------


Cash and Cash Equivalents
-------------------------

Cash and cash equivalents decreased to $33,056,000 at September 30, 2001, from $42,938,000 at December 31, 2000, due to a lower level of Federal funds and short-term commercial paper investments outstanding.

Cash and cash equivalents include Federal funds and interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. These short-term investments are normally comprised of commercial paper issued by large commercial banks, certificates of deposit and U.S. government securities. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Securities Available for Sale
-----------------------------

Securities that are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates or other factors, are classified as available for sale and are carried at estimated fair value. Securities available for sale (which consist of fixed-rate debt obligations of various U.S.
government agencies) decreased to $8,239,000 at September 30, 2001, from $74,789,000 at December 31, 2000. The decrease was due to early redemptions by various agencies brought about from the steady decline in market interest rates during 2001. The resulting proceeds from the redemptions were used to partially fund new mortgage loan originations and the remainder was reinvested in shorter-term U.S. government agency securities classified as held to maturity.

At September 30, 2001, the portfolio consisted of U.S. government agency securities with a weighted-average yield of 5.57% and maturing at various times through 2005. Approximately $1,000,000 of the securities have terms that allow the issuer the right to call or prepay its obligation without prepayment penalty. At September 30, 2001, the portfolio had an unrealized gain, net of tax, of $139,000. compared to an unrealized loss, net of tax, of $252,000 at December 31, 2000. Unrealized gains and losses on securities available for sale, net of related income taxes, are reported as a separate component of comprehensive income and included in stockholders' equity.

Securities Held to Maturity
---------------------------

Securities for which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Securities held to maturity totaled $70,377,000 at September 30, 2001, compared to $20,970,000 at December 31, 2000. The increase was due to new purchases exceeding maturities during the year. The portfolio consists of short-term U.S. government agency securities with a weighted-average yield of approximately 3.05% and an average term of approximately one year.

Federal Reserve Bank Stock
--------------------------

In order for the Bank to be a member of the Federal Reserve Banking System, the Bank maintains an investment in the capital stock of the Federal Reserve Bank, which pays a dividend that is currently 6%. The investment, which amounted to $654,000 at September 30, 2001 and $605,000 at December 31, 2000, fluctuates based on the Bank's capital level.

Loans Receivable, Net of Deferred Fees and Loan Loss Reserves
-------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan loss reserves, increased to $346,994,000 at September 30, 2001, from $263,558,000 at December 31, 2000. The growth reflected new originations of commercial real estate and multifamily mortgage loans, partially offset by principal repayments. Commercial real estate and multifamily real estate properties collateralized almost all of the loans in the Company's loan portfolio.

At September 30, 2001, the allowance for loan loss reserves amounted to $3,132,000, compared to $2,768,000 at December 31, 2000. The allowance represented 0.89% of total loans outstanding at September 30, 2001, compared to 1.04% at December 31, 2000. At September 30, 2001 and December 31, 2000, the Company did not have any loans on a nonaccrual status or classified as impaired. The Company monitors its loan portfolio to determine the appropriate level of the allowance for loan loss reserves based on various factors. These factors include: the type and level of loans outstanding; volume of loan originations; overall portfolio quality; loan concentrations; specific problem loans, historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's assessment of the current and anticipated economic conditions in the Company's lending regions.

All Other Assets
----------------

The following table sets forth the composition of all other assets in the table on page 14:

                                                       At               At
                                                  September 30,     December 31,
($ in thousands)                                      2001             2000
--------------------------------------------------------------------------------
Accrued interest receivable                          $3,212            $2,961
Loans fee receivable                                  2,403             1,276
Premises and equipment, net                           5,997             5,731
Deferred income tax asset                             1,062             1,105
Deferred debenture offering costs,net                 3,108             2,835
All other                                               264               159
--------------------------------------------------------------------------------
                                                    $16,046           $14,067
--------------------------------------------------------------------------------

Accrued interest receivable fluctuates based on the amount of loans, investments and other interest-earning assets outstanding and the timing of interest payments received.

Loan fees receivable are fees due to the Company in accordance with the terms of mortgage loans. Such amounts are generally due upon the full repayment of the loan. This fee is recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan. The increase was due to an increase in mortgage loan originations.

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

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The increase was due to additional costs incurred with the sale of new debentures in 2001, partially offset by normal amortization.

Deposit Liabilities
-------------------

Deposit liabilities increased to $341,725,000 at September 30, 2001, from $300,241,000 at December 31, 2000. At September 30, 2001, certificate of deposit accounts totaled $233,830,000 and demand deposit, savings, NOW and money market accounts aggregated $107,895,000. The same categories of deposit accounts totaled $217,656,000 and $82,585,000, respectively, at December 31, 2000.
Certificate of deposit accounts represented 68% of total deposits at September 30, 2001, compared to 72% at year-end 2000.

Debentures Payable and Related Accrued Interest Payable
-------------------------------------------------------

At September 30, 2001, total debentures payable amounted to $73,430,000, compared to $64,080,000 at December 31, 2000. The increase was due to the sale of additional debentures by Intervest Corporation of New York totaling $7,250,000 (as part of its normal funding of its operations) and the sale of $3,500,000 of debentures by Intervest Bancshares Corporation for working capital purposes. The sale of these debentures was partially offset by the maturity on January 1, 2001, of $1,400,000 of Intervest Corporation of New York's debentures. The sale of debentures, after underwriter's commissions and other issuance costs, resulted in net proceeds of $6,670,000 for Intervest Corporation of New York and $3,260,000 for the Holding Company.

At September 30, 2001, Intervest Corporation of New York had $63,000,000 of debentures payable outstanding and the Holding Company had $10,430,000 of debentures payable outstanding, of which $6,930,000 were convertible into the Holding Company's Class A common stock. At September 30, 2001, accrued interest payable on debentures amounted to $10,680,000, compared to $8,733,000 at year-end 2000. Nearly all of the accrued interest payable at September 30, 2001 is due and payable at the maturity of various debentures. For a further discussion of the debentures, including conversion prices and redemption premiums, see note 8 to the consolidated financial statements included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000.

All Other Liabilities
---------------------

The following table shows the composition of all other liabilities in the table on page 14:

                                                   At                   At
                                              September 30,        December 31,
($ in thousands)                                  2001                 2000
--------------------------------------------------------------------------------
Accrued interest payable on deposits           $   791               $  856
Mortgage escrow funds payable                    7,144                3,397
Official checks outstanding                      1,611                2,281
All other                                        1,308                1,111
--------------------------------------------------------------------------------
                                               $10,854               $7,645
--------------------------------------------------------------------------------

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

Stockholders' Equity and Regulatory Capital
-------------------------------------------

Stockholders' equity increased to $39,027,000 at September 30, 2001, from $36,228,000 at December 31, 2000. The increase was due to net earnings of $2,388,000 and a $391,000 increase in unrealized gains, net of tax, on securities available for sale. Intervest National Bank is a well-capitalized institution as defined by FDIC regulations. See note 4 to the condensed consolidated financial statements herein for the Bank's capital ratios.

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

At September 30, 2001, the Company's total commitment to lend aggregated approximately $26,000,000. Based on its cash flow projections, the Company believes that it can fund all of its outstanding commitments from the aforementioned sources of funds.

                               Interest Rate Risk
                               ------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The primary objective of the Company's asset/liability management strategy is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. At September 30, 2001, the Company's one-year interest-rate sensitivity gap was a positive $6,520,000, or 1.4% of total assets, compared to a negative $12,411,000, or 3%, at December 31, 2000. The change in the gap was largely due to the early redemptions of securities available for sale by U.S. government agencies and the resulting proceeds being reinvested in shorter-term securities and variable-rate loans. In computing the gap, the Company treats its interest checking, money market and savings deposit accounts as immediately repricing. For a further discussion of interest rate risk and gap analysis, including all of the assumptions used in developing the Company's one-year gap position, see the Company's 2000 Annual Report to Stockholders on Form 10-K, pages 30 through 32.

Comparison of Results of Operations  for the Quarters  Ended  September 30, 2001
--------------------------------------------------------------------------------
and 2000
--------

Overview
--------

Consolidated net earnings for the third quarter of 2001 amounted to $929,000, or $0.24 per fully diluted share, unchanged from the third quarter of 2000. Results for the 2001 period reflected growth in the Company's net interest and dividend income of $555,000, which was offset by a $232,000 increase in noninterest expenses, a $217,000 increase in the provision for loan loss reserves primarily due to growth in the loan portfolio, and a decrease of $101,000 in noninterest income.

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


                                                                                  Quarter Ended
                                                  ----------------------------------------------------------------------------------
                                                          September 30, 2001                       September 30, 2000
                                                  ----------------------------------------------------------------------------------
                                                     Average      Interest      Yield/         Average        Interest      Yield/
($ in thousands)                                     Balance     Inc./Exp.       Rate          Balance       Inc./Exp.       Rate
------------------------------------------------------------------------------------------------------------------------------------

Assets
Interest-earning assets:
   Loans                                            $ 337,545     $   8,050      9.46%        $ 257,592      $   6,538     10.10%
   Securities                                          44,129           463      4.16            97,514          1,462      5.96
   Other interest-earning assets                       50,341           437      3.44            19,671            324      6.55
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                         432,015     $   8,950      8.22%          374,777      $   8,324      8.84%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             11,897                                    13,378
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                        $ 443,912                                 $ 388,155
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest checking deposits                       $   8,036     $      62      3.06%        $   7,714      $      58        2.99%
   Savings deposits                                    20,292           206      4.03            17,341            233        5.35
   Money market deposits                               67,070           682      4.03            51,294            701        5.44
   Certificates of deposit                            216,820         3,243      5.93           193,640          3,082        6.33
                                                    ---------     ---------      ----          --------       --------    ----------
   Total deposit accounts                             312,218         4,193      5.33           269,989          4,074        6.00
   Debentures and accrued interest payable             78,372         1,821      9.22            67,336          1,869       11.04
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                    390,590     $   6,014      6.11%          337,325      $   5,943        7.01%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            5,134                                     6,766
Noninterest-bearing liabilities                         9,785                                     8,940
Stockholders' equity                                   38,403                                    35,124
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $ 443,912                                 $ 388,155
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                           $   2,936      2.11%                       $   2,381        1.83%
------------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                  $  41,425                    2.70%        $  37,452                       2.53%
------------------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                 1.11x                                     1.11x
------------------------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets (1)                           0.84%                                     0.96%
  Return on average equity (1)                           9.68%                                    10.58%
  Noninterest expense to average assets (1)              1.18%                                     1.11%
  Efficiency ratio                                      41.38%                                    39.76%
  Average stockholders' equity to average assets         8.65%                                     9.05%
------------------------------------------------------------------------------------------------------------------------------------

(1) Annualized

Net interest and dividend income increased to $2,936,000 in the third quarter of 2001, from $2,381,000 in the third quarter of 2000. The increase was attributable to growth of $57,238,000 in the Company's average interest-earning assets and an increase in the net interest margin from 2.53% in the third quarter of 2000, to 2.70% in the third quarter of 2001.

The growth in earning assets was primarily due to $79,953,000 in new mortgage loans, funded by $42,229,000 of new deposits, $11,036,000 of increased debentures and interest payable and a net reduction in security and other short-term investments aggregating $22,715,000.

The increase in the margin was due to the Company's cost of funds decreasing at a faster pace than its yield earned on interest-earning assets in a declining interest rate environment. The yield on interest-earning assets decreased 62 basis points to 8.22% in the third quarter of 2001 due to lower yields earned on interest-earning assets. The cost of funds decreased 90 basis points to 6.11% in the third quarter of 2001 due to lower rates paid on deposit accounts and variable-rate debentures.

Provision for Loan Loss Reserves
--------------------------------

In the third quarter of 2001, the Company recorded a provision for loan losses of $264,000, compared to a provision of $47,000 in the third quarter of 2000. The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors as discussed on page 15 of this report. The increase was primarily due to the growth in the loan portfolio.

Noninterest Income
------------------

Noninterest income includes fees from customer service charges and income from mortgage lending activities, which is comprised mostly of income from loan prepayments, fees earned on expired loan commitments, and loan service, inspection and maintenance charges.

Noninterest income decreased to $237,000 in the third quarter of 2001, from $338,000 in the third quarter of 2000, due to lower income and fees from the prepayment of mortgage loans. The number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates, although the amount and timing of prepayments, if any cannot be predicted. Many of the Company's mortgage loans include prepayment provisions, and others prohibit prepayment of indebtedness entirely.

Noninterest Expenses
--------------------

Noninterest expenses increased to $1,313,000 in the third quarter of 2001, from $1,081,000 in the comparable quarter of 2000. The increase was due to a $120,000 increase in compensation and benefits (of which $97,000 was the result of salary increases, additional staff and higher benefit expenses, and the remainder due to a lower amount of SFAS No. 91 deferred origination costs), a $74,000 increase in data processing expenses (due to growth in Intervest National Bank's assets) and a $74,000 increase in all other noninterest expenses (partially due to nonrecurring expenses of $20,000 associated with the merger of Intervest Bank into Intervest National Bank and $8,000 of higher FDIC insurance premiums). These increases were partially offset by lower professional fees and expenses of $28,000.

Provision for Income Taxes
--------------------------

The provision for income taxes amounted to $667,000 in the third quarter of 2001, compared to $662,000 in the third quarter of 2000. The Company's effective tax rate (inclusive of state and local taxes) amounted to 41.8% in the 2001 period, compared to 41.6% in the 2000 period.

Comparison of Results of Operations for the Nine-Months Ended September 30, 2001
--------------------------------------------------------------------------------
and 2000
--------

Overview
--------

Consolidated net earnings for the first nine months of 2001 increased $638,000 to $2,388,000, or $0.61 per fully diluted share, from $1,750,000, or $0.45 per fully diluted share, in the same period of 2000. Increased earnings was primarily due to growth in net interest and dividend income of $1,017,000 and an increase of $353,000 in noninterest income (due to the early repayment of mortgage loans). These items were partially offset by a $504,000 increase in noninterest expenses (which included $175,000 of nonrecurring costs associated with the merger of Intervest Bank into Intervest National Bank), and a $362,000 increase in the provision for income taxes. Results for the 2000 period included an extraordinary charge, net of taxes, of $206,000, in connection with the early retirement of various debentures by the Company's subsidiary, Intervest Corporation of New York.

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


                                                                               Nine-Months Ended
                                                  ----------------------------------------------------------------------------------
                                                          September 30, 2001                       September 30, 2000
                                                  ----------------------------------------------------------------------------------
                                                      Average      Interest      Yield/         Average      Interest     Yield/
($ in thousands)                                      Balance      Inc./Exp.      Rate          Balance     Inc./Exp.      Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans                                            $ 299,407     $  21,637        9.66%      $ 244,990    $  18,214       9.93%
   Securities                                          66,224         2,643        5.34          99,442        4,413       5.93
   Other interest-earning assets                       53,924         1,758        4.36          13,209          611       6.18
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                         419,555     $  26,038        8.30%        357,641    $  23,238       8.68%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             11,721                                    13,787
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                        $ 431,276                                 $ 371,428
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest checking deposits                       $   7,373     $     165        2.99%      $   7,589    $     172       3.03%
   Savings deposits                                    18,079           591        4.37          17,545          678       5.16
   Money market deposits                               61,448         2,042        4.44          51,900        2,074       5.34
   Certificates of deposit                            217,429        10,170        6.25         163,823        7,463       6.09
                                                    --------------------------------------------------------------------------------
   Total deposit accounts                             304,329        12,968        5.70         240,857       10,387       5.76
   Federal funds purchased                                  -             -           -           3,321          146       5.87
   Debentures and accrued interest payable             75,586         5,722       10.12          78,514        6,374      10.84
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                    379,915     $  18,690        6.58%        322,692    $  16,907       7.00%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            6,586                                     5,980
Noninterest-bearing liabilities                         7,312                                     8,297
Stockholders' equity                                   37,463                                    34,459
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $ 431,276                                 $ 371,428
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                           $   7,348        1.72%                   $   6,331       1.68%
------------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                  $  39,640                      2.34%      $  34,949                    2.36%
------------------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                 1.10x                                     1.11x
------------------------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets (1)                           0.74%                                     0.63%
  Return on average equity (1)                           8.50%                                     6.77%
  Noninterest expense to average assets (1)              1.23%                                     1.24%
  Efficiency ratio                                      47.33%                                    49.39%
  Average stockholders' equity to average assets         8.69%                                     9.28%
------------------------------------------------------------------------------------------------------------------------------------

(1) Annualized


Net interest and dividend income increased to $7,348,000 in the first nine months of 2001, from $6,331,000 in the first nine months of 2000. The increase was attributable to growth of $61,914,000 in the Company's average interest-earning assets, funded by increased deposits. The net interest margin was relatively unchanged at 2.34% in the first nine months of 2001, compared to 2.36% in the first nine months of 2000.

Provision for Loan Loss Reserves
--------------------------------

In the first nine months of 2001, the Company recorded a provision for loan losses of $364,000, compared to a provision of $292,000 in the first nine months of 2000. The provision is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors as discussed on page 15 of this report. The increase was primarily due to the growth in the loan portfolio.

Noninterest Income
------------------

Noninterest income increased to $1,031,000 in the first nine months of 2001, from $678,000 in the first nine months of 2000. Noninterest income includes fees from customer service charges and income from mortgage lending activities, which are comprised of loan prepayment fees, fees earned on expired loan commitments, and loan service, inspection and maintenance charges. The increase from the prior year period was primarily due to higher prepayment fee income from mortgage loans.

Noninterest Expenses
--------------------

Noninterest expenses increased to $3,966,000 in the first nine months of 2001, from $3,462,000 in the first nine months of 2000. Expenses for the 2001 period include $175,000 of nonrecurring expenses associated with the merger of Intervest Bank into Intervest National Bank. Expenses for the 2000 period include approximately $210,000 of nonrecurring expenses (consisting of $51,000 of attorney fees, consulting fees and printing costs, and $159,000 of stock compensation) associated with the acquisition of Intervest Corporation of New York.

Absent the aforementioned expenses, noninterest expenses totaled $3,791,000 in the first nine months of 2001, compared to $3,252,000 in the first nine months of 2000. The increase was due to a $307,000 increase in compensation and benefits (of which $170,000 was the result of salary increases, additional staff and increased benefit expenses, and the remainder due to a lower amount of SFAS No. 91 deferred origination costs), a $122,000 increase in data processing expenses (due to Intervest National Bank's growth in assets) and a $24,000 increase in occupancy expenses (due to higher occupancy taxes), and a $101,000 increase in all other noninterest expenses (primarily due to $40,000 of higher FDIC insurance premiums). These increases were partially offset by lower advertising and promotion expenses of $11,000.

Provision for Income Taxes
--------------------------

The provision for income taxes amounted to $1,661,000 in the first nine months of 2001, compared to $1,299,000 in the first nine months of 2000. The increase was almost entirely due to higher pre-tax earnings. The Company's effective tax rate (inclusive of state and local taxes) amounted to 41.0% in the 2001 period, compared to 39.9% in the 2000 period.

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

ITEM 3.  Defaults Upon Senior Securities
         Not Applicable
ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)      Not Applicable
(b)      Not Applicable
(c)      Not Applicable
(d)      Not Applicable

ITEM 5.  Other Information
         Not Applicable


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      No exhibits are filed with this report.
(b)      No  reports  on Form  8-K were filed during the quarter ended September
         30, 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

Date: November 12, 2001        By: /s/ Lowell S. Dansker
                               -------------------------
                               Lowell S. Dansker, President and Treasurer
                               (Chief Financial Officer)


Date: November 12, 2001        By: /s/ Lawrence G. Bergman
                               ---------------------------
                               Lawrence G. Bergman, Vice President and Secretary