Form 10-K
period 2001-12-31
INTERVEST BANCSHARES CORP
filed 2002-03-11
CIK 927807

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                             -----------------

                        Commission File Number 000-23377
                                               ---------

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          13-3699013
-----------------------------                     ------------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes XX No _____ .
                                              ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of February 4, 2002 there were 3,544,629 shares of the Registrant's Class A common stock and 355,000 shares of the Registrant's Class B common stock issued and outstanding. The aggregate market value of 1,202,729 shares of the Registrant's Class A common stock on February 4, 2002, which excludes 2,341,900 shares held by affiliates as a group, was $11,498,000 This value is based on the average bid and asked prices of $9.56 per share on February 4, 2002 of the Class A common stock on the NASDAQ Small Cap Market.



                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders  are
incorporated    by    reference    into   Part   III   of   this   Form    10-K.

================================================================================

                Intervest Bancshares Corporation and Subsidiaries

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I
                                                                            Page
                                                                            ----

Item 1   Description of Business .............................................2

Item 2   Description of Properties...........................................12

Item 3   Legal Proceedings...................................................13

Item 4   Submission of Matters to a Vote of Security Holders.................13

Item 4A  Executive Officers and Other Key Employees..........................13


PART II

Item 5   Market for Common Equity and Related Stockholder Matters............15

Item 6   Selected Consolidated Financial and Other Data......................16

Item 7   Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................17

Item7A   Quantitative and Qualitative Disclosures About Market Risk..........34

Item 8   Financial Statements and Supplementary Data.........................34

Item 9   Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure............................66

PART III

Item 10  Directors and Executive Officers....................................66

Item 11  Executive Compensation..............................................66

Item 12  Security Ownership of Certain Beneficial Owners and Management......66

Item 13  Certain Relationships and Related Transactions......................66


PART IV

Item 14  Exhibits, Financial Statements Schedules and Reports on Form 8-K....66

Signatures...................................................................68

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

Intervest Bancshares Corporation
--------------------------------

Intervest Bancshares Corporation is a registered bank holding company (the "Holding Company") incorporated in 1993 under the laws of the State of Delaware. Its principal office is located at 10 Rockefeller Plaza, Suite 1015, New York, New York 10020, and its telephone number is 212-218-2800. The Holding Company's Class A common stock was approved for listing on the NASDAQ SmallCap Market (Symbol: IBCA) in November 1997. Prior to then, there had been no established trading market for the securities of the Holding Company. At December 31, 2001, the Holding Company owned 100% of the outstanding capital stock of Intervest National Bank, Intervest Corporation of New York and Intervest Statutory Trust I (hereafter referred to collectively as the "Company," on a consolidated basis). On July 20, 2001, Intervest Bank (the Holding Company's other wholly owned banking subsidiary prior to this date) merged into Intervest National Bank. The merger was accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of both banks are combined and recorded at their historical cost amounts. Hereafter, Intervest National Bank may be referred to as the "Bank."

At December 31, 2001, the Company had total assets of $512,622,000, net loans of $368,526,000, deposits of $362,437,000, debentures and related interest payable of $99,910,000, and stockholders' equity of $40,395,000, compared to total assets of $416,927,000, net loans of $266,326,000, deposits of $300,241,000, debentures and related interest payable of $72,813,000, and stockholders' equity of $36,228,000 at December 31, 2000.

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

Intervest National Bank
-----------------------

Intervest National Bank is a nationally chartered bank that has its headquarters and full-service banking office at One Rockefeller Plaza, in New York City, and a total of five full-service banking offices in Pinellas County, Florida - four in Clearwater and one in South Pasadena.

At December 31, 2001, the Bank had total assets of $421,152,000, net loans of $296,255,000, deposits of $365,978,000, and stockholder's equity of $46,749,000, compared to total assets of $335,788,000, net loans of $208,399,000, deposits of $302,072,000 and stockholder's equity of $27,606,000, at December 31, 2000.

The Bank provides a wide range of banking services to small and middle-market businesses and individuals. It conducts a personalized commercial and consumer banking business, which consists of attracting deposits from the areas served by its banking offices. The Bank also provides internet banking through its web site: www.intervestnatbank.com, which can attract deposit customers from within as well as outside its primary market areas. The deposits, together with funds derived from other sources, are used to originate a variety of real estate, commercial and consumer loans and to purchase investment securities. The Bank emphasizes multifamily residential and commercial real estate lending and also offers commercial and consumer loans.

The revenues of the Bank are primarily derived from interest and fees received from originating loans, and from interest and dividends earned on securities and other short-term investments. The principal sources of funds for the Bank's lending activities are deposits, repayment of loans, maturities and calls of securities and cash flow generated from operating activities. The Bank's principal expenses are interest paid on deposits and operating and general and administrative expenses.

Deposit flows and the rates paid thereon are influenced by interest rates on competing investments available to depositors and general market rates of interest. Lending activities are affected by the demand for real estate and other types of loans, interest rates at which such loans may be offered and other factors affecting the availability of funds to lend. The Bank faces strong competition in the attraction of deposits and in the origination of loans. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent permitted by law.

As is the case with banking institutions generally, the Bank's operations are significantly influenced by general economic conditions and by related monetary and fiscal policies of banking regulatory agencies, including the FRB and FDIC. The Bank is also subject to the supervision, regulation and examination of the Office of the Comptroller of the Currency of the United States of America (OCC). In June 2001, the OCC terminated a Memorandum of Understanding with the Bank that was in effect since June 2000. The memorandum was a formal written agreement whereby, among other things, the Bank had been required to review, revise, develop and implement various policies and procedures with respect to its lending and credit underwriting. Management implemented various actions in order for the Bank to be in full compliance with the memorandum.

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

At December 31, 2001, Intervest Corporation of New York had total assets of $83,083,000, net loans of $62,665,000, debentures and related interest payable of $72,113,000, and stockholder's equity of $9,847,000, compared to total assets of $74,860,000, net loans of $51,992,000, debentures and related interest payable of $64,347,000, and stockholder's equity of $9,269,000, at December 31, 2000.

Intervest Corporation of New York's operations are significantly influenced by the movement of interest rates and by general economic conditions, particularly those in the New York City metropolitan area where most of the properties that secure its mortgage loans are concentrated.


Intervest Statutory Trust I
---------------------------

Intervest Statutory Trust I was formed in December 2001 in connection with the issuance of $15,000,000 of capital securities. It is not authorized and does not conduct any trade or business, and was formed for the sole purpose of the issuance, sale and administration of the capital securities. See note 9 to the consolidated financial statements for further discussion of the capital securities.

Market Area

The primary market area of the Bank's New York office is considered to be the New York City metropolitan region, and Manhattan in particular. The primary market area of the Bank's Florida offices is considered to be Pinellas County, which is the most populous county in the Tampa Bay area of Florida. The area has many more seasonal residents. The Tampa Bay area is located on the West Coast of Florida, midway up the Florida peninsula. The major cities in the area are Tampa (Hillsborough County) and St. Petersburg and Clearwater (Pinellas County). The Bank's deposit gathering and lending markets are concentrated in the communities surrounding its offices. Management believes that all the Bank's offices are located in areas serving small and mid-sized businesses and serving middle and upper income communities. The Bank's deposit-gathering market also includes its web site on the internet: www.intervestnatbank.com, which attracts deposit customers from both within and outside the Bank's primary market areas.

Intervest Corporation of New York's lending activities have been concentrated in the New York City metropolitan region. It also makes loans in other states, including Connecticut, Florida, New Jersey, North Carolina, Pennsylvania, Virginia and Washington D.C.

Competition

The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies, as well as an increasing level of interstate banking, have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer services that the Bank does not currently provide. In addition, many of the Bank's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community bank is better positioned to establish personalized banking relationships with both commercial customers and individual households. The Bank's community commitment and involvement in their primary market areas, as well as its commitment to quality and personalized banking services are factors that contribute to the Bank's competitiveness. Management believes a locally-based bank is often perceived by the local business community as possessing a clearer understanding of local commerce and their needs. Consequently, management believes that the Bank can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability, although no assurances can be given that such factors will assure success. In addition, management believes a personalized service approach enables the Bank to attract and retain core deposits.

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

Asset Quality

The Bank seeks to maintain a high level of asset quality when considering investments in securities and the originations of loans. In originating loans, the Bank places emphasis on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. The Bank's lending activities are conducted pursuant to written policies and defined lending limits. Depending on their type and size, certain loans must be reviewed and approved by a Loan Committee comprised of certain members of the Board of Directors prior to being originated. As part of its loan portfolio management strategy, loan-to-value ratios (the ratio that the original principal amount of the loan bears to the lower of the purchase price or appraised value of the property securing the loan at the time of origination) on new loans originated by the Bank typically do not exceed 80%. In addition, physical inspections of properties being considered for mortgage loans are made as part of the approval process.

The Bank's Loan Committee, as well as its senior management and lending officers, concentrate their efforts and resources on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and ensure the existence and valuations of collateral. The Bank also has in place a review process with the objective of quickly identifying, evaluating and initiating necessary corrective actions for any problem loans.

Intervest Corporation of New York does not have formal policies regarding the percentage of its assets that may be invested in any single mortgage, the type of mortgage loans and investments it can make, the geographic location of properties collateralizing those mortgages, limits as to loan-to-value ratios and the loan approval process.

At December 31, 2001, the Bank had one commercial real estate loan with a principal balance of $1,243,000 classified as nonperforming and impaired. The Company did not have any nonperforming assets or impaired loans at any time during 2000 or 1999. There can be no assurance that a downturn in real estate values, as well as other economic factors, would not have an adverse impact on the Company's future level of nonperforming assets and profitability.

Lending Activities

The Company's lending activities include real estate loans and commercial and consumer loans. Real estate loans include primarily the origination of loans for commercial and multifamily properties. While the Bank's lending activities include single-family residential mortgages, such lending has not been emphasized. Commercial loans are originated for working capital funding. Consumer loans include those for the purchase of automobiles, boats, home improvements and investments. At December 31, 2001, the Company's net loan portfolio amounted to $368,526,000, compared to $266,326,000 at December 31, 2000.

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

Consumer Lending
----------------

The Bank offers consumer loans including those for: the purchase of automobiles, recreation vehicles and boats; second mortgages; home improvements; home equity lines of credit; and personal loans (both collateralized and uncollateralized). Consumer loans typically have a shorter term and carry higher interest rates than other types of loans. In addition, consumer loans have additional risks of collectability when compared to traditional types of loans granted by commercial banks such as residential mortgage loans. In many instances, the Bank is required to rely on the borrower's ability to repay the loan from personal income sources, since the collateral may be of reduced value at the time of collection.

Loan Solicitation and Processing
--------------------------------

Loan originations are derived from the following: advertising in newspapers and trade journals; referrals from mortgage brokers; existing customers and borrowers; walk-in customers; and through direct solicitation by the Company's officers.

The Company's underwriting procedures normally require the following: physical inspections by management of properties being considered for mortgage loans; mortgage title insurance; hazard insurance; and an appraisal of the property securing the loan to determine the property's adequacy as security performed by an appraiser approved by the Company. In addition, the Company analyzes relevant real property and financial factors, which in certain cases may include: the condition and use of the subject property; the property's income-producing capacity; and the quality, experience and creditworthiness of the property's owner.

For commercial and consumer loans, upon receipt of a loan application from a prospective borrower, a credit report and other verifications are obtained to substantiate specific information relating to the applicant's employment income and credit standing.

Real Estate Investing Activities

The Company, from time to time, may purchase equity interests in real property or it may acquire such an equity interest pursuant to a foreclosure upon a mortgage in the normal course of business. With respect to such equity interests in real estate, the Company may acquire and retain title to properties either directly or through a subsidiary. While no such transactions are presently pending, the Company would consider the expansion of its business through investments in or acquisitions of other companies engaged in real estate or mortgage business activities. While the Company has not previously made acquisitions of real property (other than purchases in connection with the operation of its offices) or managed income-producing property, its management has had substantial experience in the acquisition and management of properties and, in particular, multifamily residential properties.

Investment Activities

The Bank's investment policies and strategies are reviewed and approved by its Board of Directors and Investment Committee. The Company has historically purchased securities that are issued directly by the U.S. government or one of its agencies. Accordingly, the Company's investments in securities carry a significantly lower credit risk than its loan portfolio. To manage interest rate risk, the Company normally purchases securities that have adjustable rates or securities with fixed rates that have short- to intermediate-maturity terms. From time to time, a securities available-for-sale portfolio may be maintained to provide flexibility for implementing asset and liability management strategies. The Company does not engage in trading activities.

Securities held to maturity totaled $99,157,000 at December 31, 2001, compared to $20,970,000 at December 31, 2000. On December 31, 2000, Intervest Bank transferred U.S. government agency securities with an estimated fair value of $74,789,000 from the held-to-maturity to the available-for-sale portfolio. Securities available for sale amounted to $6,192,000 at December 31, 2001, compared to $74,789,000 at December 31, 2000. The decrease was due to early redemptions by various agencies brought about from the steady decline in market interest rates during 2001.

The Company also invests in various money market instruments, including overnight and term federal funds, short-term bank commercial paper and certificate of deposits. These instruments are used to temporarily invest available funds resulting from deposit-gathering activities and normal cash flow from operations. Cash and short-term investments at December 31, 2001 amounted to $24,409,000, compared to $42,938,000 at December 31, 2000.

Sources of Funds

The Bank's primary sources of funds consist of the following: retail deposits obtained through its branch offices and through the mail; amortization, satisfactions and repayments of loans; maturities and calls of securities; and cash generated by operating activities. In addition, the Bank has from time to time received capital contributions from the Holding Company.

Deposit accounts are solicited from individuals, small businesses and professional firms located throughout the Bank's primary market areas through the offering of a broad variety of deposit services. The Bank also uses its web site on the internet: www.intervestnatbank.com, which attracts deposit customers from both within and outside its primary market areas. At December 31, 2001, consolidated deposit liabilities totaled $362,437,000, compared to $300,241,000 at December 31, 2000.

Deposit services include the following: certificates of deposit (including denominations of $100,000 or more); individual retirement accounts (IRAs); other time deposits; checking and other demand deposit accounts; negotiable order of withdrawal (NOW) accounts; savings accounts; and money market accounts. Interest rates offered by the Bank on deposit accounts are normally competitive with those in the principal market areas of the Bank. In addition, the determination of rates and terms also considers the Bank's liquidity requirements, growth goals, capital levels and federal regulations. Maturity terms, service fees and withdrawal penalties on deposit products are reviewed and established by the Bank on a periodic basis.

The Bank offers internet banking services, ATM services with access to local, state and national networks, wire transfers, direct deposit of payroll and social security checks and automated drafts for various accounts. In addition, the Bank offers safe deposit boxes to its customers in Florida. The Bank periodically reviews the scope of the banking products and services it offers consistent with market opportunities and available resources.

The Bank purchases federal funds from time to time to manage its liquidity needs. At December 31, 2001 and 2000, there were no such funds outstanding, and such funding has not been emphasized. The Bank has agreements with correspondent banks whereby it may borrow up to $8,000,000 on an unsecured basis. There were no outstanding borrowings under these agreements at December 31, 2001 or 2000.

Intervest Corporation of New York's principal sources of funds consist of borrowings (through the sale of its debentures), mortgage repayments and cash flow generated from operations. At December 31, 2001, Intervest Corporation of New York had debentures outstanding of $63,000,000, compared to $57,150,000 at December 31, 2000. The Holding Company has also sold debentures for working capital purposes. The Holding Company's debentures outstanding totaled $10,430,000 at December 31, 2001, and $6,930,000 at December 31, 2000.

On December 18, 2001, the Holding Company's wholly-owned subsidiary, Intervest Statutory Trust I, sold 9.875% Trust Preferred Securities due December 18, 2031 in the aggregate principal amount of $15,000,000, referred to in this report as the Capital Securities. The net proceeds from the sale were paid to the Holding Company in exchange for $15,000,000 of its 9.875% Junior Subordinated Debentures (the "Junior Subordinated Debentures") due December 18, 2031. The Holding Company then invested $15,000,000 as a capital contribution in the Bank. The sole asset of the Trust, the obligor on the Capital Securities, is the Junior Subordinated Debentures.

For a further discussion of all the debentures, including conversion prices and redemption premiums, see note 7 and note 9 to the consolidated financial statements.

Employees

At December 31, 2001, the Company employed 53 full-time equivalent employees. The employees are not covered by a collective bargaining agreement and the Company believes its employee relations are good.

Federal and State Taxation

The Company and its subsidiaries file a consolidated federal income tax return and combined state and city income tax returns in New York. The Company also files a state income tax return in New Jersey and a franchise tax return in Delaware. The Bank also files a state income tax return in Florida. Intervest Corporation of New York files state income tax returns in various states. All the returns are filed on a calendar year basis.

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

Banks and bank holding companies are subject to federal and state income taxes in the same manner as other corporations. Florida taxes banks under the same provisions as other corporations, while New York State and New York City taxable income is calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the "Code"), with some modifications required by state law.

Although the Bank's federal income tax liability is determined under provisions of the Code, which is applicable to all taxpayers, Sections 581 through 597 of the Code apply specifically to financial institutions. The two primary areas in which the treatment of financial institutions differs from the treatment of other corporations under the Code are in the areas of bond gains and losses and bad debt deductions. Bond gains and losses generated from the sale or exchange of portfolio instruments are generally treated for financial institutions as ordinary gains and losses as opposed to capital gains and losses for other corporations, as the Code considers bond portfolios held by banks to be inventory in a trade or business rather than capital assets. Banks are allowed a statutory method for calculating a reserve for bad debt deductions. Based on its asset size, a bank is permitted to maintain a bad debt reserve calculated on an experience method, based on chargeoffs and recoveries for the current and preceding five years, or a "grandfathered" base year reserve, if larger. `

Investment in Subsidiaries


                                             At December 31, 2001
                                             --------------------                               Subsidiaries
($ in thousands)                                    % of              Equity in               Earnings for the
                                             Voting       Total       Underlying          Year Ended  December  31,
Subsidiary                                   Stock      Investment    Net Assets          2001       2000       1999
----------                                   -----      ----------    ----------          ----       ----       ----
Intervest  National  Bank                     100%       $46,749       $46,749           $3,404     $2,619     $1,135
Intervest  Corporation of New York            100%       $ 9,847       $ 9,847           $  577     $  129     $  572
Intervest Statutory Trust I                   100%       $   464       $   464           $    -     $    -     $    -


Effective December 2001, the Bank began paying a monthly dividend of $125,000 to the Holding Company in order to provide funds for the debt service on the Capital Securities (the proceeds of which were contributed to the Bank as capital). In 2000, Intervest Corporation of New York paid a $3,000,000 dividend to the Holding Company, which was reinvested in the Bank as a capital contribution.

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

The FRB monitors the capital adequacy of bank holding companies and uses risk-based capital adequacy guidelines to evaluate bank holding companies on a consolidated basis. The guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. At December 31, 2001, the Company's consolidated ratio of total capital to risk-weighted assets was 14.11% and its risk-based Tier 1 capital ratio was 12.89%. At December 31, 2000, the Company's consolidated ratio of total capital to risk-weighted assets was 12.63% and its risk-based Tier 1 capital ratio was 11.72%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. The Company's consolidated leverage ratio at December 31, 2001 and 2000, was 10.67% and 8.75%, respectively.

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

Bank Regulation
---------------

The Bank is a nationally chartered banking corporation subject to supervision, examination and regulation of the FRB, FDIC and OCC. These regulators have the power to: enjoin "unsafe or unsound practices;" require affirmative action to correct any conditions resulting from any violation or practice; issue an administrative order that can be judicially enforced; direct an increase in capital; restrict the growth of a bank; assess civil monetary penalties; and remove officers and directors.

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

The Bank is subject to Sections 23A and 23B of the Federal Reserve Act, which governs certain transactions, such as loans, extensions of credit, investments and purchases of assets between member banks and their affiliates, including their parent holding companies. These restrictions limit the transfer of funds to the Holding Company in the form of loans, extensions of credit, investment or purchases of assets ("Transfers"), and they require that the Bank's transactions with the Holding Company be on terms no less favorable to the Bank than comparable transactions between the Bank and unrelated third parties. Transfers by the Bank to the Holding Company are limited in amount to 10% of the Bank's capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of the Bank's capital and surplus. Furthermore, such loans and extensions of credit are also subject to various collateral requirements. These regulations and restrictions may limit the Holding Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions, and the payment of dividends, interest and operating expenses.

The Bank is prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from the Bank or the Holding Company, and may not require the customer to promise not to obtain other services from a competitor as a condition to an extension of credit. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms (including interest rates and collateral) as, and following credit underwriting procedures that are not less stringent than those prevailing at the time for, comparable transactions with persons not covered above and who are not employees and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. In addition, extensions of credit to such persons beyond limits set by FRB regulations must be approved by the Board of Directors. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank or the imposition of a cease and desist order. Applicable law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under federal regulations, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank is considered (a) "undercapitalized " if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capitalized ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (b) "significantly undercapitalized" if a bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%, and (c) "critically undercapitalized" if a bank has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2001 and 2000, the Bank met the definition of a well-capitalized institution.

The deposits of the Bank are insured by the FDIC through the Bank Insurance Fund (the "BIF") to the extent provided by law. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and $0.27 per $100 of eligible deposits, depending upon the institutions capital position and other supervisory factors. Legislation also provides for assessments against BIF insured institutions that will be used to pay certain financing corporation ("FICO") obligations. In addition to any BIF insurance assessments, BIF-insured banks are expected to make payments for the FICO obligations currently equal to an estimated $0.0182 per $100 of eligible deposits each year. The assessment is determined quarterly.

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

Interstate Banking and Other Recent Legislation
-----------------------------------------------

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates the interstate expansion and consolidation of banking organizations by permitting bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state. The Act also permits interstate mergers of banks, with some limitations and the establishment of new branches on an interstate basis provided that such action is authorized by the law of the host state. The Gramm-Leach-Bliley Act of 1999 permits banks, securities firms and insurance companies to affiliate under a common holding company structure. In addition to allowing new forms of financial services combinations, this Act clarifies how financial services conglomerates will be regulated by the different federal and state regulators. Additional legislative and regulatory proposals have been made and others can be expected. These include proposals designed to improve the overall the financial stability of the United States banking system, and to provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company.

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

The Bank's headquarters and banking office is located in leased premises on the third floor of One Rockefeller Plaza, New York, N.Y, 10020. The office consists of approximately 7,000 sq. ft. and has been leased through May 2008. The Bank's principal office in Florida is located at 625 Court Street, Clearwater, Florida, 33756. In addition, the Bank operates an additional four branch offices; three of which are in Clearwater, Florida, at 1875 Belcher Road North, 2175 Nursery Road and 2575 Ulmerton Road, and one is at 6750 Gulfport Blvd, South Pasadena, Florida. With the exception of the Belcher Road office, which is leased through June 2007, the Bank owns all its offices in Florida.

The Bank's office at 625 Court Street consists of a two-story building containing approximately 22,000 sq. ft. The Bank occupies the ground floor (approximately 8,500 sq. ft.) and leases the 2nd floor to a single commercial tenant. The branch office at 1875 Belcher Road is a two-story building in which the Bank leases approximately 5,100 sq. ft. on the ground floor. The branch office at 2175 Nursery Road is a one-story building containing approximately 2,700 sq. ft., which is entirely occupied by the Bank. The branch office at 2575 Ulmerton Road is a three-story building containing approximately 17,000 sq. ft. The Bank occupies the ground floor (approximately 2,500 sq. ft.) and leases the upper floors to commercial tenants. The branch office at 6750 Gulfport Blvd. is a one-story building containing approximately 2,800 sq. ft., which is entirely occupied by the Bank. In addition, each of the Bank's Florida offices include drive-through teller facilities. The Bank also owns a two-story building located on property contiguous to its Court Street office in Florida. The building contains approximately 12,000 sq. ft. and is leased to commercial tenants.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2001, to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Item 4A. Executive Officers and Other Key Employees

     Jerome Dansker, age 83, serves as Chairman of the Board of Directors and Executive Vice President of Intervest Bancshares Corporation. He has served as Executive Vice President since 1994 and as Chairman of the Board since 1996. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a Law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker also serves as Chairman of the Board of Directors and Chairman of the Loan Committee of Intervest National Bank. He is also Chairman of the Board of Directors and Executive Vice President of Intervest Corporation of New York.

     Lowell S. Dansker, age 51, serves as a Director, President and Treasurer of Intervest Bancshares Corporation and has served in that capacity since 1993. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a Law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker also serves as Chief Executive Officer, Director and a member of the Loan Committee of Intervest National Bank. He is also a Director, President and Treasurer of Intervest Corporation of New York.

     Lawrence G. Bergman, age 57, serves as a Director, Vice President and Secretary of Intervest Bancshares Corporation and has served in that capacity since 1993. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University and a Master of Science in Engineering and a Ph.D. degree from The Johns Hopkins University. Mr. Bergman also serves as a Director and a member of the Loan Committee of Intervest National Bank. He is also a Director, Vice-President and Secretary of Intervest

Corporation of New York.

     Keith A. Olsen, age 48, serves as President of the Florida Division and Director of Intervest National Bank and has served in such capacity since July 2001. Prior to that, Mr. Olsen was the President of Intervest Bank from 1994 until it merged into Intervest National Bank in July 2001. Prior to that, he was Senior Vice President of Intervest Bank since 1991. Mr. Olsen received an Associates degree from St. Petersburg Junior College and a Bachelors degree in Business Administration and Finance from the University of Florida, Gainesville. He is also a graduate of the Florida School of Banking of the University of Florida, Gainesville, the National School of Real Estate Finance of Ohio State University and the Graduate School of Banking of the South of Louisiana State University. Mr. Olsen has been in banking for more than 15 years and has served as a senior bank officer for more than 10 years.

     Raymond C. Sullivan, age 55, serves as President and Director of Intervest National Bank and has served in that capacity since April 1999. Prior to that, Mr. Sullivan was an employee of Intervest Bancshares Corporation from March 1998 to March 1999. Mr. Sullivan received an MBA degree from Fordham University, an M.S. degree from City College of New York and a B.A. degree from St. Francis College. Mr. Sullivan also has a Certificate in Advanced Graduate Study in Accounting from Pace University and is a graduate of the National School of Finance and Management. Mr. Sullivan has over 27 years of banking experience. Prior to joining the Company, Mr. Sullivan was the Operations Manager of the New York Agency Office of Banco Mercantile, C.A. from 1994 to 1997, a Senior Associate at LoBue Associates, Inc. from 1992 to 1993, and an Executive Vice President, Chief Operations Officer and Director of Central Federal Savings Bank from 1985 to 1992.

     John J. Arvonio, age 39, serves as Senior Vice President, Chief Financial Officer and Secretary of Intervest National Bank and has served in such capacity since September 2000. Prior to that, Mr. Arvonio served as Vice President, Controller and Secretary of Intervest National Bank since April 1999. Prior to that, Mr. Arvonio was an employee of Intervest Bancshares Corporation from April 1998 to March 1999. Mr. Arvonio received a B.B.A. degree from Iona College and is a Certified Public Accountant. Mr. Arvonio has over 13 years of banking experience. Prior to joining the Company, Mr. Arvonio served as Second Vice President, Technical Advisor and Assistant Controller for The Greater New York Savings Bank from 1992 to 1997. Prior to that, Mr. Arvonio was a Manager of Financial Reporting for the Leasing and Investment Banking Divisions of Citibank.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Securities

The Holding Company's Class A common stock is traded over the counter and quoted on the NASDAQ SmallCap Market under the symbol: IBCA. At December 31, 2001, there were 3,544,629 and 355,000 shares of Class A and Class B common stock outstanding, respectively. There were approximately 700 holders of record of the Class A common stock, which includes persons or entities that hold their stock in nominee form or in street name through various brokerage firms. At December 31, 2001, there were four holders of record of Class B common stock. There is no public-trading market for the Class B common stock.

The high and low sales prices listed below represent actual sales transactions as reported by the NASDAQ for the Class A common stock by calendar quarter for 2001 and 2000 are as follows:

                              2001                      2000
                              ----                      ----
                         High       Low           High         Low
                        -----------------        -------------------
     First quarter      $ 6.50     $ 3.75        $ 7.00       $ 5.50
     Second quarter     $ 7.28     $ 5.30        $ 8.00       $ 4.75
     Third quarter      $ 7.75     $ 5.25        $ 7.00       $ 4.75
     Fourth quarter     $ 8.65     $ 6.25        $ 5.50       $ 3.38

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

There are also various legal limitations with respect to the Bank's financing or otherwise supplying funds to the Holding Company. In particular, under federal banking law, the Bank may not declare a dividend that exceeds undivided profits. In addition, the approval of the FRB and OCC is required if the total amount of all dividends declared in any calendar year exceeds the Bank's net profits for that year, combined with its retained net profits for the preceding two years. The FRB also has the authority to limit further the payment of dividends by the Bank under certain circumstances. In addition, federal banking laws prohibit or restrict the Bank from extending credit to the Holding Company under certain circumstances. The FRB and OCC have established certain financial and capital requirements that affect the ability of banks to pay dividends and also have the general authority to prohibit banks from engaging in unsafe or unsound practices in conducting business. Depending upon the financial condition of the Bank, the payment of cash dividends could be deemed to constitute such an unsafe or unsound practice.

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

Item 6. Selected Consolidated Financial and Other Data


------------------------------------------------------------------------------------------------------------------------------------
                                                                                At or For The Year Ended December 31,
                                                                  -----------  ------------ ------------  -----------  -----------
($ in thousands, except per share amounts)                            2001         2000         1999         1998         1997
------------------------------------------------------------------------------------------------------------------------------------
Financial Condition Data:
Total assets.....................................................  $512,622      $416,927     $340,481     $300,080     $245,262
Cash and cash equivalents........................................    24,409        42,938       32,095       40,977       24,043
Securities available for sale....................................     6,192        74,789            -            -            -
Securities held to maturity, net.................................    99,157        20,970       83,132       82,338       58,821
Loans receivable, net............................................   368,526       266,326      212,937      164,986      150,832
Deposits.........................................................   362,437       300,241      201,080      170,420      130,412
Federal funds purchased..........................................         -             -        6,955            -            -
Debentures and related accrued interest payable..................    99,910        72,813       92,422       93,090       82,966
Stockholders' equity.............................................    40,395        36,228       33,604       31,112       28,142
Nonaccrual loans.................................................     1,243             -            -            -            -
Allowance for loan loss reserves.................................     3,380         2,768        2,493        1,662        1,173
Loan chargeoffs..................................................         -             -            -            -            -
Loan recoveries..................................................         -             -            1           10           10
------------------------------------------------------------------------------------------------------------------------------------
Operations Data:
Interest and dividend income.....................................  $ 35,462      $ 31,908     $ 25,501     $ 24,647     $ 19,807
Interest expense.................................................    24,714        23,325       18,419       17,669       15,008
                                                                   -----------------------------------------------------------------
Net interest and dividend income.................................    10,748         8,583        7,082        6,978        4,799
Provision for loan loss reserves.................................       612           275          830          479          352
                                                                   -----------------------------------------------------------------
Net interest and dividend income after
     provision for loan loss reserves............................    10,136         8,308        6,252        6,499        4,447
Noninterest income...............................................     1,655           983          900          700          382
Noninterest expenses.............................................     5,303         4,568        4,059        3,077        2,679
                                                                   -----------------------------------------------------------------
Earnings before income taxes, extraordinary item
     and change in accounting principle..........................     6,488         4,723        3,093        4,122        2,150
Provision for income taxes.......................................     2,710         1,909        1,198        1,740          860
                                                                   -----------------------------------------------------------------
Earnings before extraordinary item and
     change in accounting principle..............................     3,778         2,814        1,895        2,382        1,290
Extraordinary item, net of tax (1)...............................         -          (206)           -            -            -

Cumulative effect of accounting change, net of tax (2)...........         -             -         (128)           -            -
                                                                   -----------------------------------------------------------------
Net earnings.....................................................  $  3,778      $  2,608     $  1,767     $  2,382     $  1,290
------------------------------------------------------------------------------------------------------------------------------------
Per Share Data:
Basic earnings per share.........................................  $   0.97      $   0.67     $   0.47     $   0.64     $   0.44
Diluted earnings per share.......................................      0.97          0.67         0.44         0.54         0.39
Common book value per share......................................     10.36          9.29         8.76         8.33         7.66
Dividends per share..............................................         -             -            -            -            -
------------------------------------------------------------------------------------------------------------------------------------
Other Data and Ratios:
Common shares outstanding........................................ 3,899,629     3,899,629    3,836,879    3,734,515    3,674,415
Average common shares used to calculate:
     Basic earnings per share.................................... 3,899,629     3,884,560    3,760,293    3,707,113    2,962,292
     Diluted earnings per share.................................. 3,899,629     3,884,560    4,020,118    4,723,516    3,322,459
Adjusted net earnings for diluted earnings per share...........    $  3,778      $  2,608     $  1,767       $2,554     $  1,290
Full-service banking offices.....................................         6             6            6            5            5
Return on average assets.........................................     0.85%         0.69%        0.57%        0.87%        0.59%
Return on average equity.........................................     9.94%         7.48%        5.48%        8.05%        6.00%
Loans, net of unearned income to deposits.....................       101.7%        88.70%      105.90%       96.81%      115.66%
Allowance for loan losses to total net loans.....................     0.92%         1.04%        1.17%        1.01%        0.78%
Average stockholders' equity to average total assets...........       8.50%         9.18%       10.37%       10.82%        9.86%
Stockholders' equity to total assets.............................     7.88%        8.69%        9.87%       10.37%        11.47%
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

Intervest Bancshares Corporation has three wholly owned subsidiaries - Intervest National Bank, Intervest Corporation of New York and Intervest Statutory Trust I (hereafter referred to collectively as the "Company" on a consolidated basis). Intervest Bancshares Corporation and Intervest National Bank may be referred to as the "Holding Company" and the "Bank," respectively.

The Holding Company's primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. The Holding Company also sells debentures to raise funds for working capital purposes.

Intervest National Bank is a nationally chartered, full-service commercial bank that opened for business on April 1, 1999. On July 20, 2001, Intervest Bank (the Holding Company's other wholly owned banking subsidiary prior to this date) merged into Intervest National Bank. Intervest Bank was a Florida state chartered commercial bank. The merger was accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of both banks are combined and recorded at their historical cost amounts. Intervest National Bank has its headquarters and full-service banking office in Rockefeller Center, in New York City, and a total of five full-service banking offices in Clearwater and Pinellas County, Florida. The Bank conducts a personalized commercial and consumer banking business, which consists of attracting deposits from the areas served by its banking offices. It also provides internet banking services through its web site: www.intervestnatbank.com, which can attract deposit customers from outside its primary market areas. The deposits, together with funds derived from other sources, are used to originate a variety of real estate, commercial and consumer loans and to purchase investment securities. The Bank emphasizes multifamily and commercial real estate lending.

Intervest Corporation of New York is also located in Rockefeller Center in New York City and is in the business of originating and acquiring commercial and multifamily loans. On March 10, 2000, the Holding Company acquired all the outstanding capital stock of Intervest Corporation of New York in exchange for 1,250,000 shares of the Holding Company's Class A common stock. As a result of the acquisition, Intervest Corporation of New York became a wholly owned subsidiary of the Holding Company. Former shareholders of Intervest Corporation of New York are officers and directors of both the Holding Company and Intervest Corporation of New York. The acquisition was also accounted for at historical cost similar to the pooling-of-interests method of accounting.

Intervest Statutory Trust I was formed in December 2001 in connection with the issuance of $15,000,000 of Capital Securities. See the section entitled "Debentures Payable and Accrued Interest Payable on Debentures" for further discussion.

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

Comparison of Results of Operations for the Years Ended December 31, 2001 and 2000.

General
-------

Consolidated net earnings for the full year 2001 increased 45% to $3,778,000, or $0.97 per fully diluted share, from $2,608,000, or $0.67 per fully diluted share, for 2000. Net earnings for 2001 represent the highest level of earnings reported by the Company since its inception in 1993. The growth was due to an increase of $2,165,000 in net interest and dividend income and an increase of $672,000 in noninterest income. These items were partially offset by an $801,000 increase in the provision for income taxes, a $735,000 increase in noninterest expense, and a $337,000 increase in the provision for loan losses. Results for 2000 included an extraordinary charge, net of taxes, of $206,000, in connection with the early retirement of various debentures.

Selected information regarding results of operations for the Holding Company and its subsidiaries for 2001 follows:


                                                                             Intervest      Intervest        Inter-
                                                               Holding       National      Corporation      company
($ in thousands)                                             Company (1)       Bank        of New York      Balances    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                  $   818         $27,126        $  7,624        $  (106)     $  35,462
Interest expense                                                1,124          17,185           6,511           (106)        24,714
                                                            ------------------------------------------------------------------------
Net interest and dividend (expense) income                       (306)          9,941           1,113              -         10,748
Provision for loan loss reserves                                   19             575              18              -            612
Noninterest income                                                176             925           1,152           (598)         1,655
Noninterest expenses                                              226           4,500           1,175           (598)         5,303
                                                            ------------------------------------------------------------------------
(Loss) earnings before taxes                                     (375)          5,791           1,072              -          6,488
(Credit) provision for income taxes                              (172)          2,387             495              -          2,710
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                           $  (203)        $ 3,404        $    577        $     -      $   3,778
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes the net activity of Intervest Statutory Trust I.

Net Interest and Dividend Income
--------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest and dividend income increased to $10,748,000 in 2001, from $8,583,000 in 2000. The improvement was attributable to growth in the Company's balance sheet and a higher net interest margin. The average loan portfolio increased by $64,207,000 during 2001, funded by a similar increase in average deposits. The net interest margin increased to 2.47% in 2001, from 2.34% in 2000 due to the Company's cost of funds decreasing at a faster pace than the yield on its interest-earning assets.

The Company's yield on interest-earning assets decreased 53 basis points to 8.15% in 2001 due to the steady decline in market interest rates resulting from the Federal Reserve Board decreasing the federal funds target rate on 11 occasions during 2001 for a total of 475 basis points. The lower rate environment resulted in originations of new loans with lower rates than the average yield of the loan portfolio in 2000, prepayments of higher-yielding loans, early calls of security investments by the issuers with the resulting proceeds being invested in lower yielding securities, and lower rates earned on overnight and short-term investments.

The Company's cost of funds decreased 77 basis points to 6.27% in 2001 also due to the lower rate environment, which resulted in lower rates paid on deposit accounts and variable-rate debentures indexed to the prime rate.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2001 and 2000. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived mainly from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

                                                                         For the Year Ended December 31,
                                                                         --------------------------------
                                                                   2001                                    2000
                                                    -----------------------------------    ------------------------------------
                                                      Average     Interest    Yield/         Average      Interest    Yield/
 ($ in thousands)                                     Balance    Inc./Exp.     Rate          Balance     Inc./Exp.     Rate
-------------------------------------------------------------------------------------------------------------------------------
                      Assets
 Interest-earning assets:
    Loans                                             $315,148     $30,187     9.58%         $250,941     $24,923      9.93%
    Securities                                          75,117       3,423     4.56           101,532       6,056      5.96
    Other interest-earning assets                       44,848       1,852     4.13            14,925         929      6.22
-------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                         435,113     $35,462     8.15%          367,398     $31,908      8.68%
-------------------------------------------------------------------------------------------------------------------------------
 Noninterest-earning assets                             11,973                                 12,257
-------------------------------------------------------------------------------------------------------------------------------
 Total assets                                         $447,086                               $379,655
-------------------------------------------------------------------------------------------------------------------------------
       Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
    Interest checking  deposits                       $   8,089    $    238    2.94%         $  7,611     $   232      3.05%
    Savings deposits                                     19,629         778    3.96            17,070         897      5.25
    Money market deposits                                65,581       2,640    4.03            52,182       2,832      5.43
    Certificates of deposit                             222,743      13,423    6.03           175,552      10,892      6.20
                                                    ---------------------------------------------------------------------------
    Total deposit accounts                              316,042      17,079    5.40           252,415      14,853      5.88
    Federal funds purchased                                   -           -       -             2,544         150      5.90
    Debentures and accrued interest payable              78,257       7,635    9.76            76,546       8,322     10.87
-------------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities                     394,299    $ 24,714    6.27%          331,505     $23,325      7.04%
-------------------------------------------------------------------------------------------------------------------------------
 Noninterest-bearing deposits                             6,338                                 5,696
 Noninterest-bearing liabilities                          8,460                                 7,599
 Stockholders' equity                                    37,989                                34,855
-------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity           $ 447,086                              $379,655
-------------------------------------------------------------------------------------------------------------------------------
 Net interest and dividend income/spread                           $ 10,748    1.88%                      $ 8,583      1.64%
-------------------------------------------------------------------------------------------------------------------------------
 Net interest-earning assets/margin                   $  40,814                2.47%         $ 35,893                  2.34%
-------------------------------------------------------------------------------------------------------------------------------
 Ratio of total interest-earning assets
    to total interest-bearing liabilities                 1.10x                                 1.11x
-------------------------------------------------------------------------------------------------------------------------------

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


                                                              For the Year Ended December 31, 2001 vs. 2000
                                                              ---------------------------------------------
                                                                   Increase (Decrease) Due To Change In:
                                                                   -------------------------------------
($ in thousands)                                               Rate        Volume         Rate/Volume      Total
-----------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans                                                      $  (886)      $  6,377        $  (227)      $ 5,264
   Securities                                                  (1,429)        (1,576)           372        (2,633)
   Other interest-earning assets                                 (313)         1,863           (627)          923
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                  (2,628)         6,664           (482)        3,554
-----------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Interest checking deposits                                      (8)            15             (1)            6
   Savings deposits                                              (220)           134            (33)         (119)
   Money market deposits                                         (731)           727           (188)         (192)
   Certificates of deposit                                       (313)         2,928            (84)        2,531
                                                              ---------------------------------------------------
   Total deposit accounts                                      (1,272)         3,804           (306)        2,226
   Federal funds purchased                                       (150)          (150)           150          (150)
   Debentures and accrued interest payable                       (854)           186            (19)         (687)
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                             (2,276)         3,840           (175)        1,389
-----------------------------------------------------------------------------------------------------------------
Net change in interest and dividend income                    $  (352)      $  2,824        $  (307)      $ 2,165
-----------------------------------------------------------------------------------------------------------------


Provision for Loan Loss Reserves
--------------------------------

The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors, including the level of outstanding loans. See the section "Comparison of Financial Condition at December 31, 2001 and 2000," for a discussion of these factors. The provision amounted to $612,000 in 2001, compared to $275,000 in 2000. The increase was primarily due to the growth in the loan portfolio.

Noninterest Income
------------------

Noninterest income, which is comprised mainly of fees from customer service charges and income from mortgage lending activities, increased to $1,655,000 in 2001, from $983,000 in 2000. The increase was due to a higher level of income ($631,000) from the early repayment of loans, which consists of the recognition of unearned fees and discounts associated with such loans and the receipt of prepayment penalties in certain cases. The number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates, although the amount and timing of prepayments, if any, cannot be predicted. Many of the Company's mortgage loans include prepayment provisions, and others prohibit prepayment of indebtedness entirely.

Noninterest Expenses
--------------------

Noninterest expenses increased to $5,303,000 in 2001, from $4,568,000 in 2000. Expenses for the 2001 period include approximately $150,000 of nonrecurring expenses associated with the merger of Intervest Bank into Intervest National Bank. Expenses for the 2000 period include approximately $210,000 of nonrecurring expenses (consisting of $51,000 of attorney fees, consulting fees and printing costs, and $159,000 of stock compensation) associated with the acquisition of Intervest Corporation of New York.

Absent the aforementioned expenses, noninterest expenses totaled $5,153,000 in 2001, compared to $4,358,000 in 2000. The increase was due to a $382,000 increase in compensation and benefits (of which $254,000 was the result of salary increases, additional staff and increased benefit expenses, and the remainder due to a lower amount of SFAS No. 91 deferred origination costs), a $212,000 increase in data processing expenses (due to Intervest National Bank's growth in assets) and a $87,000 increase in occupancy expenses (due to higher taxes and other charges), and a $145,000 increase in all other noninterest expenses (primarily due to $40,000 of higher FDIC insurance premiums and increases in general insurance, telephone and director expenses aggregating $47,000). These increases were partially offset by lower advertising expenses and professional fees aggregating $28,000.

Provision for Income Taxes
--------------------------

The provision for income taxes increased to $2,710,000 in 2001, from $1,909,000 in 2000, largely due to higher pre-tax earnings. The Company's effective tax rate (inclusive of state and local taxes) amounted to 41.8% in 2001, compared to 40.4% in 2000. The increase in the effective tax rate was primarily due to higher earnings generated from the Company's New York operations, which is taxed at a higher rate than Florida.

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

Comparison of Results of Operations for the Years Ended December 31, 2000 and 1999.

General
-------

Consolidated net earnings for 2000 increased to $2,608,000, or $0.67 per fully diluted share, from $1,767,000, or $0.44 per fully diluted share in 1999, or a 48% year-to-year increase. The growth in earnings was primarily due to a $1,501,000 increase in net interest and dividend income and a $555,000 decrease in the provision for loan loss reserves. These items were partially offset by a $711,000 increase in the provision for income taxes, an increase in operating expenses of $299,000 resulting largely from a full year of operations of the Bank's New York office (which opened on April 1, 1999), and approximately $210,000 of nonrecurring expenses associated with the acquisition of Intervest Corporation of New York in March of 2000.

Selected information regarding results of operations for the Holding Company and its subsidiaries for 2000 follows:


                                                                              Intervest    Intervest       Inter-
                                                                  Holding     National    Corporation      company
($ in thousands)                                                  Company       Bank      of New York     Balances     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                       $ 672      $ 22,982      $ 8,519        $ (265)        $ 31,908
Interest expense                                                     686        15,268        7,636          (265)          23,325
                                                                 -------------------------------------------------------------------
Net interest and dividend (expense) income                           (14)        7,714          883            -             8,583
Provision for loan loss reserves                                      17           258            -            -               275
Noninterest income                                                   165           479          563          (224)             983
Noninterest expenses                                                 405         3,564          823          (224)           4,568
                                                                 -------------------------------------------------------------------
(Loss) earnings before taxes and extraordinary item                 (271)        4,371          623            -             4,723
(Credit) provision for income taxes                                 (131)        1,752          288            -             1,909
Extraordinary item, net of tax                                         -            -          (206)           -              (206)
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                                $(140)     $  2,619      $   129            -          $  2,608
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

The Company's cost of funds increased 16 basis points to 7.04% in 2000 due to the rising interest rate environment, as evidenced by the Federal Reserve Board increasing the federal funds target rate on six occasions between June 1999 and June 2000, for a total of 175 basis points. This resulted in higher rates paid for deposit accounts and floating-rate debentures, as well as an increase in depositors' preference for certificates of deposit accounts, which normally have higher rates than savings and money market accounts.

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


                                                                         For the Year Ended December 31,
                                                                         --------------------------------
                                                                   2000                                    1999
                                                    -----------------------------------    ------------------------------------
                                                      Average     Interest    Yield/         Average      Interest    Yield/
 ($ in thousands)                                     Balance    Inc./Exp.     Rate          Balance     Inc./Exp.     Rate
-------------------------------------------------------------------------------------------------------------------------------
                      Assets
 Interest-earning assets:
    Loans                                            $ 250,941    $ 24,923     9.93%          $175,980    $ 18,794    10.68%
    Securities                                         101,532       6,056     5.96            108,336       6,123     5.65
    Other interest-earning assets                       14,925         929     6.22             13,089         584     4.46
-------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                          367,398   $ 31,908     8.68%           297,405    $ 25,501     8.57%
-------------------------------------------------------------------------------------------------------------------------------
 Noninterest-earning assets                              12,257                                 13,610
-------------------------------------------------------------------------------------------------------------------------------
 Total assets                                        $  379,655                              $ 311,015
-------------------------------------------------------------------------------------------------------------------------------
       Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
    Interest checking  deposits                      $    7,611   $    232     3.05%         $   7,687    $    238     3.10%
    Savings deposits                                     17,070        897     5.25             25,160       1,059     4.21
    Money market deposits                                52,182      2,832     5.43             42,078       1,882     4.47
    Certificates of deposit                             175,552     10,892     6.20             99,482       5,524     5.55
                                                     --------------------------------------------------------------------------
    Total deposit accounts                              252,415      14,853    5.88             174,407       8,703    4.99
    Federal funds purchased                               2,544         150    5.90                 517          29    5.61
    Debentures and accrued interest payable              76,546       8,322   10.87              92,888       9,687   10.43
-------------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities                     331,505   $  23,325    7.04%            267,812   $  18,419    6.88%
-------------------------------------------------------------------------------------------------------------------------------
 Noninterest-bearing deposits                             5,696                                   4,436
 Noninterest-bearing liabilities                          7,599                                   6,529
 Stockholders' equity                                    34,855                                  32,238
-------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity          $  379,655                              $  311,015
-------------------------------------------------------------------------------------------------------------------------------
 Net interest and dividend income/spread                          $   8,583    1.64%                      $   7,082    1.69%
-------------------------------------------------------------------------------------------------------------------------------
 Net interest-earning assets/margin                  $   35,893                2.34%         $   29,593                2.38%
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


                                                                   For the Year Ended December 31, 2000 vs. 1999
                                                                   ---------------------------------------------
                                                                       Increase (Decrease) Due To Change In:
                                                                       -------------------------------------
     ($ in thousands)                                          Rate         Volume         Rate/Volume        Total
-------------------------------------------------------------------------------------------------------------------------
     Interest-earning assets:
        Loans                                                $ (1,320)     $ 8,006         $   (557)        $  6,129
        Securities                                                336         (384)             (19)             (67)
        Other interest-earning assets                             230           82               33              345
-------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets                               (754)       7,704             (543)           6,407
-------------------------------------------------------------------------------------------------------------------------
     Interest-bearing liabilities:
        Interest checking deposits                                 (4)          (2)               -               (6)
        Savings deposits                                          262         (341)             (83)            (162)
        Money market deposits                                     404          452               94              950
        Certificates of deposit                                   647        4,222              499            5,368
                                                             ------------------------------------------------------------
        Total deposit accounts                                  1,309        4,331              510            6,150
        Federal funds purchased                                     1          114                6              121
        Debentures and accrued interest payable                   409       (1,704)             (70)          (1,365)
-------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                         1,719        2,741              446            4,906
-------------------------------------------------------------------------------------------------------------------------
     Net change in interest and dividend income              $ (2,473)     $ 4,963         $   (989)        $  1,501
-------------------------------------------------------------------------------------------------------------------------

Provision for Loan Loss Reserves
--------------------------------

The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors, including the level of outstanding loans. See the section "Comparison of Financial Condition at December 31, 2001 and 2000," for a discussion of these factors. The provision amounted to $275,000 in 2000, compared to $830,000 in 1999. The 1999 provision included an initial provision of $444,000 recorded by the Bank in conjunction with approximately $42,000,000 of new loan originations generated by its New York office in 1999.

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

Noninterest Expenses
--------------------

Noninterest expenses increased to $4,568,000 in 2000, from $4,059,000 in 1999. The increase was due to approximately $210,000 of nonrecurring expenses (consisting of $51,000 of attorney fees, consulting fees and printing costs, and $159,000 of stock compensation) associated with the acquisition of Intervest Corporation of New York. The remaining $299,000 increase was due to higher compensation, occupancy and equipment expenses resulting from a full year of operations of the Bank's New York office in 2000, compared to nine months of operations in 1999.

Provision for Income Taxes
--------------------------

The provision for income taxes increased to $1,909,000 in 2000, from $1,198,000 in 1999, due to higher pre-tax earnings. The Company's effective tax rate (inclusive of state and local taxes) amounted to 40.4% in 2000, compared to 38.7% in 1999. The increase in the effective tax rate was primarily due to higher earnings generated from the Company's New York operations, which is taxed at a higher rate than Florida.

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

Comparison of Financial Condition at December 31, 2001 and December 31, 2000.

Overview
--------

Total assets at December 31, 2001 increased to $512,622,000, from $416,927,000 at December 31, 2000. The increase was reflected in the growth in mortgage loans. Total liabilities at December 31, 2001 increased to $472,227,000, from $380,699,000 at December 31, 2000, due to growth in deposit accounts and an increase in debentures payable. Stockholders' equity increased to $40,395,000 at December 31, 2001, from $36,228,000 at year-end 2000, due almost entirely to earnings for 2001. Book value per common share increased to $10.36 per share at December 31, 2001, from $9.29 at December 31, 2000.

Selected balance sheet information for the Holding Company and its subsidiaries as of December 31, 2001 follows:



                                                              Intervest      Intervest      Intervest     Inter-
($ in thousands)                                   Holding     National     Corporation     Statutory     Company
                                                   Company       Bank       of New York      Trust I      Balances     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                          $   861    $  10,134     $   16,752      $     -       $ (3,338)      $  24,409
Time deposits with banks                                -           250             -             -              -             250
Securities available for sale                           -         6,192             -             -              -           6,192
Securities held to maturity, net                        -        99,157             -         15,464       (15,464)         99,157
Federal Reserve Bank stock                              -           654             -             -              -             654
Loans receivable, net of deferred fees               9,606      296,255         62,665            -              -         368,526
Allowance for loan loss reserves                       (48)      (3,314)           (18)           -              -          (3,380)
Investment in subsidiaries                          57,060           -              -             -        (57,060)             -
All other assets                                     1,347       11,824          3,684            -            (41)         16,814
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                       $68,826    $421,152      $   83,083      $ 15,464      $(75,903)      $ 512,622
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                           $    -     $365,978      $       -       $     -       $ (3,541)      $ 362,437
Debentures payable                                  25,894          -           63,000            -        (15,464)         73,430
Debentures payable - capital securities                 -           -               -         15,000            -           15,000
Accrued interest payable on debentures               2,367          -            9,113            -             -           11,480
All other liabilities                                  170       8,425           1,123            -            162           9,880
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                   28,431     374,403          73,236        15,000       (18,843)        472,227
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                40,395      46,749           9,847           464       (57,060)         40,395
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $68,826    $421,152      $   83,083      $ 15,464      $(75,903)      $ 512,622
------------------------------------------------------------------------------------------------------------------------------------

A comparison of the Company's consolidated balance sheet as of December 31, 2001 and 2000 follows:

                                                                   At December 31, 2001                At December 31, 2000
                                                                   --------------------                --------------------
                                                                  Carrying          % of               Carrying         % of
($ in thousands)                                                    Value       Total Assets             Value       Total Assets
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                        $   24,409          4.8%             $  42,938         10.3%
Time deposits with banks                                                250          0.1                     -             -
Securities available for sale at estimated fair value                 6,192          1.2                 74,789         17.9
Securities held to maturity, net                                     99,157         19.3                 20,970          5.0
Federal Reserve Bank stock                                              654          0.1                    605          0.2
Loans receivable,  net of deferred fees and loan loss reserves      365,146         71.2                263,558         63.2
All other assets                                                     16,814          3.3                 14,067          3.4
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                     $  512,622        100.0%             $ 416,927        100.0%
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                                         $  362,437         70.7%             $ 300,241         72.0%
Debentures payable                                                   73,430         14.3                 64,080         15.4
Debentures payable - capital securities                              15,000          2.9                     -             -
Accrued interest payable on debentures                               11,480          2.3                  8,733          2.1
All other liabilities                                                 9,880          1.9                  7,645          1.8
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                   472,227         92.1                380,699         91.3
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                 40,395          7.9                 36,228          8.7
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $  512,622        100.0%             $ 416,927        100.0%
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents decreased to $24,409,000 at December 31, 2001, from $42,938,000 at December 31, 2000, due to a lower level of federal funds and short-term commercial paper investments outstanding. Cash and cash equivalents include federal funds and interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. These short-term investments are normally comprised of commercial paper issued by large commercial banks, certificates of deposit and U.S. government securities. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Securities Available for Sale and Held to Maturity
--------------------------------------------------

The Company invests in securities after satisfying its liquidity objectives and lending commitments. The Company has historically only purchased debt securities that are issued by the U.S. government or one of its agencies [such as the Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB), Federal National Mortgage Association (FNMA), and the Federal Home Loan Mortgage Corporation (FHLMC)]. The Company's security investments have lower yields than its loan portfolio. To manage interest rate risk, the Company normally purchases securities that have adjustable rates or securities with fixed rates that have short to intermediate maturity terms. The Company does not engage in trading activities.

Securities that are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates or other factors, are classified as available for sale and are carried at estimated fair value. On December 31, 2000, Intervest Bank transferred U.S. government agency securities with an estimated fair value of $74,789,000 from the held-to-maturity to the available-for-sale portfolio. Securities available for sale decreased to $6,192,000 at December 31, 2001, from $74,789,000 at December 31, 2000. The decrease was due to early redemptions by various agencies brought about from the steady decline in market interest rates during 2001. The resulting proceeds from the redemptions were used to partially fund new mortgage loan originations and the remainder was reinvested in shorter-term U.S. government agency securities classified as held to maturity. There were no sales of securities during 2001, 2000 and 1999, and no transfers of securities to the available-for-sale portfolio in 2001.

At December 31, 2001, the available-for-sale portfolio consisted of fixed-rate debt obligations of FNMA and FHLB with a weighted-average yield of 5.59% and maturing at various times through 2003. At December 31, 2001, the portfolio had an unrealized gain, net of tax, of $111,000, compared to a net unrealized loss of $252,000 at December 31, 2000. Unrealized gains and losses on securities available for sale, net of income taxes, are reported as a separate component of comprehensive income and included in stockholders' equity.

Securities for which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Such securities totaled $99,157,000 at December 31, 2001, compared to $20,970,000 at December 31, 2000. The increase was due to purchases exceeding maturities during the year. At December 31, 2001, the portfolio consisted of short-term debt obligations of FNMA, FHLB, FHLMC and FFCB with a weighted-average yield of approximately 2.89% and a weighted average term of approximately one year. The securities are predominately fixed rate and some have call features, which allow the issuer to call the security before its stated maturity without penalty. At December 31, 2001 and 2000, the portfolio's estimated fair value was $99,404,000 and $20,978,000, respectively.

Federal Reserve Bank Stock
--------------------------

In order for the Bank to be a member of the Federal Reserve Banking System, the Bank maintains an investment in the capital stock of the Federal Reserve Bank, which pays a dividend that is currently 6%. The investment, which amounted to $654,000 at December 31, 2001 and $605,000 at December 31, 2000, fluctuates based on the Bank's capital level.

Loans Receivable, Net of Deferred Fees and Loan Loss Reserves
--------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan loss reserves, increased to $365,146,000 at December 31, 2001, from $263,558,000 at December 31, 2000. The growth reflected new originations of commercial real estate and multifamily mortgage loans, partially offset by principal repayments. At December 31, 2001, the loan portfolio consisted of $94,084,000 of fixed-rate loans and $278,190,000 of adjustable-rate loans. At December 31, 2001 and 2000, the loan portfolio was concentrated in commercial real estate and multifamily mortgage loans. Such loans represented 99% and 98% of the total loan portfolio in 2001 and 2000, respectively. Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause the loans to be similarly impacted by economic or other conditions. Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas the properties are located, as well as the Company's underwriting standards. Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of income-producing properties (such as office buildings, shopping centers and rental and cooperative apartment buildings).

The following table sets forth information concerning the loan portfolio:

                                                  At December 31, 2001                   At December 31, 2000
                                                  --------------------                   --------------------
                                             # of                    % of          # of                     % of
($ in thousands)                             Loans      Amount       Total         Loans      Amount        Total
----------------------------------------------------------------------------------------------------------------------
Residential multifamily loans                  153    $182,569        49.0%         137      $144,916        54.0%
Commercial real estate loans                   142     185,652        49.9          124       118,368        44.1
Residential 1-4 family loans                    33       2,404         0.6           39         3,034         1.1
Commercial loans                                26       1,363         0.4           39         1,781         0.7
Consumer loans                                  15         286         0.1           18           206         0.1
----------------------------------------------------------------------------------------------------------------------
Total gross loans receivable                   369     372,274       100.0%         357       268,305       100.0%
Deferred loan fees                                      (3,748)                                (1,979)
----------------------------------------------------------------------------------------------------------------------
Loans, net of deferred fees                            368,526                                266,326
Allowance for loan loss reserves                        (3,380)                                (2,768)
----------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                 $365,146                               $263,558
----------------------------------------------------------------------------------------------------------------------


The following table sets forth the scheduled contractual principal repayments of the loan portfolio:


                                                       At December 31,
($ in thousands)                                   2001              2000
--------------------------------------------------------------------------------
Within one year                                $ 85,447          $ 120,258
Over one to five years                          221,435            107,490
Over five years                                  65,392             40,557
--------------------------------------------------------------------------------
                                               $372,274          $ 268,305
--------------------------------------------------------------------------------

At  December  31,  2001,   $220,776,000  of  loans  with  adjustable  rates  and
$66,051,000 of loans with fixed rates were due after one year.

The following table sets forth the activity in the loan portfolio:

                                                 For the Year Ended December 31,
                                                 -------------------------------
($ in thousands)                                      2001             2000
--------------------------------------------------------------------------------
Loans receivable, net, at beginning of year         $263,558         $210,444
  Loans originated                                   195,754          124,669
  Principal repayments                               (91,785)         (71,046)
  Increase in deferred loan fees                      (1,769)            (234)
  Increase in allowance for loan loss reserves          (612)            (275)
--------------------------------------------------------------------------------
Loans receivable, net, at end of year               $365,146         $263,558
--------------------------------------------------------------------------------

Nonaccrual Loans and Allowance for Loan Loss Reserves
-----------------------------------------------------

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

At December 31, 2001, one commercial real estate loan with a principal balance of $1,243,000 was on a nonaccrual status and considered impaired under the criteria of SFAS No.114. Interest that was not accrued on this loan under its contractual terms amounted to $51,000 in 2001. The average balance of impaired loans for 2001 was approximately $104,000. At December 31, 2001, there was no valuation allowance recorded for impaired loans. There were no nonaccrual or impaired loans during 2000 and 1999.

At December 31, 2001, the allowance for loan loss reserves increased to $3,380,000, from $2,768,000 at December 31, 2000, due to the growth in the loan portfolio. At December 31, 2001 and 2000, the allowance for loan loss reserves was predominately allocated to commercial real estate and multifamily loans.

The following table sets forth information with respect to the allowance for loan loss reserves:

                                             For the Year Ended December 31,
                                             -------------------------------
($ in thousands)                                  2001               2000
--------------------------------------------------------------------------------
Allowance at beginning of year                $   2,768           $   2,493
Provision charged to operations                     612                 275
--------------------------------------------------------------------------------
Allowance at end of year                      $   3,380           $   2,768
--------------------------------------------------------------------------------
Ratio of allowance to total loans,
net of deferred fees                              0.92%               1.04%
Total loans, net of deferred fees
at year end                                   $ 368,526           $ 266,326
Average loans outstanding during the year     $ 315,148           $ 250,941
--------------------------------------------------------------------------------

Foreclosed Real Estate
----------------------

During 2001 and 2000, the Company did not have any foreclosed real estate.

All Other Assets
----------------

The following table sets forth the composition of all other assets:

                                                         At  December 31,
                                                         ----------------
 ($ in thousands)                                       2001          2000
----------------------------------------------------------------------------
 Accrued interest receivable                          $3,202        $2,961
 Loans fee receivable                                  2,679         1,276
 Premises and equipment, net                           6,042         5,731
 Deferred income tax asset                             1,236         1,105
 Deferred debenture offering costs, net                3,396         2,835
 All other                                               259           159
----------------------------------------------------------------------------
                                                     $16,814       $14,067
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

Premises and equipment is detailed in note 5 to the consolidated financial statements.

The deferred income tax asset relates primarily to the unrealized tax benefit on the Company's allowance for loan loss reserves, depreciation, and organizational start-up costs. These charges have been expensed for financial statement purposes, but are not all currently deductible for income tax purposes. The ultimate realization of the deferred tax asset is dependent upon the generation of sufficient taxable income by the Company during the periods in which these temporary differences become deductible for tax purposes. Management believes that it is more likely than not that the Company's deferred tax asset will be realized and accordingly, a valuation allowance for deferred tax assets is not maintained.

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The increase was due to additional costs incurred with the sale of new debentures in 2001, partially offset by normal amortization.

Deposits
--------

Consolidated deposit liabilities increased to $362,437,000 at December 31, 2001, from $300,241,000 at December 31, 2000. At December 31, 2001, certificate of deposit accounts totaled $241,465,000 and demand deposit, savings, NOW and money market accounts aggregated $120,972,000. The same categories of deposit accounts totaled $217,656,000 and $82,585,000, respectively, at December 31, 2000.
Certificate of deposit accounts represented 67% of total deposits at December 31, 2001, compared to 73% at year-end 2000.

Management believes that the Bank does not have a concentration of deposits from any one source and that a large portion of its depositors are residents in the Bank's primary market areas (although there has been growth in deposits from outside the primary areas resulting from the Bank's deposit-gathering activities through its web site on the internet: www.intervestnatbank.com). The Bank does not accept brokered deposits.

The following table sets forth the distribution of deposit accounts by type:


                                           At December 31, 2001          At December 31, 2000
                                           --------------------         ---------------------
($ in thousands)                            Amount   % of Total          Amount   %  of Total
-----------------------------------------------------------------------------------------------
Demand deposits                           $  5,550        1.5%        $   5,035         1.7%
Interest checking deposits                  10,204        2.8             9,188         3.1
Savings deposits                            24,624        6.8            15,743         5.2
Money market deposits                       80,594       22.2            52,619        17.5
Certificates of deposit                    241,465       66.7           217,656        72.5
-----------------------------------------------------------------------------------------------
Total deposit accounts (1)                $362,437      100.0%        $300,241       100.0%
-----------------------------------------------------------------------------------------------

(1) Includes individual retirement accounts totaling $28,193,000 and $22,307,000
    at  December  31,  2001  and  2000,  respectively,   nearly   all  of  which
    are certificates of deposit.

The following table sets forth certificates of deposits by maturity for the periods indicated:


                                           At December 31, 2001          At December 31, 2000
                                           --------------------         ----------------------
                                                       Wtd-Avg                      Wtd-Avg
($ in thousands)                            Amount   Stated Rate         Amount   Stated Rate
-----------------------------------------------------------------------------------------------
Within one year                           $144,739       5.00%        $133,433        6.44%
Over one to two years                       45,512       4.95           47,878        6.65
Over two to three years                     14,954       5.82            8,274        6.23
Over three to four years                    16,903       6.84            9,359        6.37
Over four years                             19,357       5.61           18,712        6.88
-----------------------------------------------------------------------------------------------
                                          $241,465       5.22%        $217,656        6.51%
-----------------------------------------------------------------------------------------------

The following table sets forth the maturities of certificates of deposit in denominations of $100,000 or more:

                                                            At December 31,
                                                            ---------------
($ in thousands)                                          2001          2000
--------------------------------------------------------------------------------
Due within three months or less                         $10,332       $14,088
Due over three months to six months                       4,483         5,175
Due over six months to one year                          18,401        11,179
Due over one year                                        20,529        18,432
--------------------------------------------------------------------------------
                                                        $53,745       $48,874
--------------------------------------------------------------------------------
As a percentage of total deposits                         14.8%         16.3%
--------------------------------------------------------------------------------

The following table sets forth net deposit flows:

                                                 For the Year Ended December 31,
                                                 -------------------------------
($ in thousands)                                          2001          2000
--------------------------------------------------------------------------------
Net increase before interest credited                   $45,078       $84,289
Net interest credited                                    17,118        14,872
--------------------------------------------------------------------------------
Net deposit increase                                    $62,196       $99,161
--------------------------------------------------------------------------------

Federal Funds Purchased
-----------------------

Periodically, the Bank purchases federal funds to manage its liquidity needs. At December 31, 2001 and 2000, there were no funds outstanding. The Bank has not emphasized these types of borrowings.

Debentures Payable and Accrued Interest Payable on Debentures
-------------------------------------------------------------

At December 31, 2001, debentures payable amounted to $73,430,000, compared to $64,080,000 at year-end 2000. The increase was due to the sale of additional debentures by Intervest Corporation of New York totaling $7,250,000 (as part of its normal funding of its operations to originate and purchase commercial and multifamily mortgage loans) and the sale of $3,500,000 of debentures by the Holding Company for working capital purposes. The sale of these debentures was partially offset by the maturity on January 1, 2001, of $1,400,000 of Intervest Corporation of New York's debentures. The sale of debentures, after underwriter's commissions and other issuance costs, resulted in net proceeds of $6,670,000 for Intervest Corporation of New York and $3,260,000 for the Holding Company.

At December 31, 2001, Intervest Corporation of New York had $63,000,000 principal amount of debentures payable outstanding and the Holding Company had $10,430,000 principal amount of debentures payable outstanding, of which $6,930,000 were convertible into the Holding Company's Class A common stock.

On December 18, 2001, the Holding Company's wholly-owned subsidiary, Intervest Statutory Trust I, sold 9.875% Trust Preferred Securities due December 18, 2031 in the aggregate principal amount of $15,000,000, hereafter referred to as the "Capital Securities". The net proceeds from the sale were paid to the Holding Company in exchange for $15,000,000 of its 9.875% Junior Subordinated Debentures (the "Junior Subordinated Debentures") due December 18, 2031. The Holding Company then invested the $15,000,000 as a capital contribution in the Bank. The sole asset of the Trust, the obligor on the Capital Securities, is the Junior Subordinated Debentures.

At December 31, 2001, accrued interest payable on all debentures amounted to $11,480,000, compared to $8,733,000 at year-end 2000. Nearly all of the accrued interest payable at December 31, 2001 is due and payable at the maturity of various debentures. For a further discussion of all the debentures, including conversion prices and redemption premiums, see notes 7 and 9 to the consolidated financial statements.

All Other Liabilities

The following table shows the composition of all other liabilities:

                                                             At December 31,
          ($ in thousands)
                                                         2001           2000
          --------------------------------------------------------------------
          Mortgage escrow funds payable                 $4,253         $3,397
          Official checks outstanding                    3,219          2,281
          Accrued interest payable on deposits             817            856
          Income taxes payable                             772            403
          All other                                        819            708
          --------------------------------------------------------------------
                                                        $9,880         $7,645
          --------------------------------------------------------------------

Mortgage escrow funds payable represent advance payments made by borrowers for taxes and insurance that are remitted by the Company to third parties. The increase reflects the timing of payments to taxing authorities as well as the growth in the loan portfolio. The level of official checks outstanding varies and fluctuates based on banking activity. The level of income taxes payable fluctuates based on the Company's earnings, effective tax rate and timing of tax payments.

Stockholders' Equity
--------------------

Stockholders' equity increased to $40,395,000 at December 31, 2001, from $36,228,000 at December 31, 2000. The increase was due to net earnings of $3,778,000 and a $363,000 increase in unrealized gains, net of tax, on securities available for sale.

Asset and Liability Management

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The primary objective of the Company's asset/liability management strategy is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. This strategy is overseen in part through the direction of the Asset and Liability Committee ("ALCO") of the Board of Directors of the Bank, which establishes policies and monitors results to control interest rate sensitivity.

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

A simple interest rate gap analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates for the following reasons. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in market rates. In addition, certain assets, such as adjustable-rate mortgage loans, may have features generally referred to as "interest rate caps or collars," which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, asset prepayment and early deposit withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest-rate increase, and the behavior of depositors may be different than those assumed in the gap analysis.

For purposes of creating the gap analysis that follows, deposits with no stated maturities are treated as readily accessible accounts. Given this assumption, the Company's one-year interest rate sensitivity gap was a positive 6.20% at December 31, 2001, compared to a negative 3.0% at December 31, 2000. However, if those deposits were treated differently, then the interest-rate sensitivity gap would change. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible (rather than 100%), the Company's one-year interest-rate sensitivity gap would have been a positive 23.1% at year-end 2001, compared to a positive 11.0% at year-end 2000.

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

The  following   table   summarizes   information   relating  to  the  Company's
interest-earning assets and interest-bearing liabilities as of December 31, 2001, that are scheduled to mature or reprice within the periods shown.


($ in thousands)                              0-3          4-12     Over 1-4        Over 4
                                              ---          ----     --------        ------
                                             Months       Months       Years         Years       Total
-------------------------------------------------------------------------------------------------------
Loans (1)                                  $105,489     $130,060     $106,885     $ 29,840     $372,274
Securities held to maturity (2)              17,965       66,446       14,746            -       99,157
Short-term investments                       13,350            -            -            -       13,350
Federal funds sold                            6,345            -            -            -        6,345
Securities available for sale (2)                 -        2,500        3,500            -        6,000
Federal Reserve Bank stock                        -            -            -          654          654
Interest-earning time deposits                  100          150            -            -          250
-------------------------------------------------------------------------------------------------------
Total rate-sensitive assets                $143,249     $199,156     $125,131     $ 30,494     $498,030
-------------------------------------------------------------------------------------------------------

Deposit accounts (3):
  Interest checking deposits               $ 10,204     $      -     $      -     $      -     $ 10,204
  Savings deposits                           24,624            -            -                    24,624
  Money market deposits                      80,594            -            -            -       80,594
  Certificates of deposit                    41,073      103,666       77,369       19,357      241,465
                                           ------------------------------------------------------------
  Total deposits                            156,495      103,666       77,369       19,357      356,887
Debentures payable                           41,500        2,500       10,000       19,430       73,430
Debentures payable- capital securities            -            -            -       15,000       15,000
Accrued interest on all debentures            5,922          584        1,841        3,133       11,480

-------------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities           $203,917     $106,750     $ 89,210     $ 56,920     $456,797
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
GAP (repricing differences)                $(60,668)    $ 92,406     $ 35,921     $(26,426)    $ 41,233
-------------------------------------------------------------------------------------------------------
Cumulative GAP                             $(60,668)    $ 31,738     $ 67,659     $ 41,233     $ 41,233
-------------------------------------------------------------------------------------------------------
Cumulative GAP to total assets
                                              -11.8%         6.2%        13.2%         8.0%         8.0%
-------------------------------------------------------------------------------------------------------

Significant assumptions used in preparing the table above:

(1) Adjustable-rate loans are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayments, according to their contractual maturities; (2) securities are scheduled according to their contractual maturity dates, which does not take into consideration the effects of possible prepayments that may result from the issuer's right to call a security before its contractual maturity date. Additionally, unrealized gains and losses on securities available for sale are ignored for this analysis; (3) money market, NOW and savings deposits are regarded as ready accessible withdrawable accounts; and certificates of deposit are scheduled through their maturity dates.

Liquidity and Capital Resources

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Bank's branch offices and through the mail; amortization, satisfactions and repayments of loans; the maturities and calls of securities; sales of debentures and cash provided by operating activities. For additional information concerning the Company's cash flows, see the consolidated statements of cash flows included in this report.

At December 31, 2001, the Company's total commitment to lend aggregated $27,205,000. The Company believes that it can fund such commitments from the aforementioned sources of funds. The Bank has agreements with correspondent banks whereby it may borrow up to $8,000,000 on an unsecured basis. There were no outstanding borrowings under these agreements at December 31, 2001 or 2000. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The FDIC Improvement Act of 1991, among other things, established five capital categories ranging from well capitalized to critically undercapitalized. Such classifications are used by the FDIC and other bank regulatory agencies to determine various matters, including prompt corrective action and each institution's FDIC deposit insurance premium assessments. The capital categories involve quantitative measures of a bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.

The Bank is required to maintain, for regulatory compliance and reporting purposes, regulatory defined minimum Tier 1 leverage and Tier 1 and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At December 31, 2001 and 2000, management believes that the Bank met its capital adequacy requirements. The Bank is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding which would change the Bank's designation as a well-capitalized institution.

In June 2001, the OCC terminated a Memorandum of Understanding with the Bank that was in effect since June 2000. The memorandum was a formal written agreement whereby, among other things, the Bank had been required to review, revise, develop and implement various policies and procedures with respect to its lending and credit underwriting. Management implemented various actions in order for the Bank to be in full compliance with the memorandum.

Information regarding the Bank's regulatory capital and related ratios is summarized below:

                                                                                At December 31,
($ in thousands)                                                            2001              2000
----------------------------------------------------------------------------------------------------
Tier 1 Capital:
   Stockholder's equity                                                   $ 46,749          $ 27,606
   Disallowed portion of deferred tax asset                                   (946)             (777)
   Unrealized (gain) loss on debt securities, net of tax                      (111)              252
----------------------------------------------------------------------------------------------------
Total Tier 1 capital                                                        45,692            27,081
----------------------------------------------------------------------------------------------------
Tier 2 Capital:
   Allowable portion of allowance for loan loss reserves                     3,314             2,650
----------------------------------------------------------------------------------------------------
Total risk-based capital                                                  $ 49,006          $ 29,731

----------------------------------------------------------------------------------------------------
Net risk-weighted assets                                                  $326,030          $238,133
Average assets for regulatory purposes                                    $402,124          $327,648
Tier 1 capital to average assets
                                                                             11.36%             8.27%
Tier 1 capital to risk-weighted assets
                                                                             14.01%            11.37%
Total capital to risk-weighted assets
                                                                             15.03%            12.49%
----------------------------------------------------------------------------------------------------

Recent Accounting Pronouncements

See note 1 to the consolidated financial statements for a discussion of this topic.

Impact of Inflation and Changing Prices

The financial statements and related financial data concerning the Company presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of the Company than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities, and the issuance of its debentures. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2001 and 2000, which reflect changes in market prices and rates, can be found in note 20 to the consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

Financial Statements

The  following   consolidated   financial  statements  of  Intervest  Bancshares
Corporation and Subsidiaries are included herein:

-  Independent Auditors' Report - Hacker, Johnson & Smith PA (page 36)
- Independent Auditors' Report - Richard A. Eisner & Company, LLP (page 37) Consolidated Balance Sheets at December 31, 2001 and 2000 (page 38)
- Consolidated Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999 (page 39)
- Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999 (page 40)
- Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999 (page 41)
- Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999 (page 42) - Notes to the Consolidated Financial Statements (pages 43 to 65)

Supplementary Data

Securities Available for Sale
-----------------------------

The following table sets forth, by maturity distribution, information pertaining to securities available for sale:

                                                       After One Year to      After Five Years to
                                                       -----------------      -------------------
                                 One Year or Less          Five Years             Ten Years                  Total
                                 ----------------          ----------             ---------                  -----
                                 Carrying     Avg.       Carrying     Avg.     Carrying     Avg.       Carrying     Avg.
($ in thousands)                    Value   Yield           Value   Yield         Value   Yield           Value   Yield

------------------------------------------------------------------------------------------------------------------------------------
At December 31, 2001:
---------------------
U.S. government agencies           $2,571    5.78%        $ 3,621    5.46%      $    -        -%        $ 6,192    5.59%

At December 31, 2000:
---------------------
U.S. government agencies           $  998    5.42%        $63,809    5.70%      $9,982     6.56%        $74,789    5.81%

Securities Held to Maturity
---------------------------

The following table sets forth, by maturity distribution, information pertaining to securities held to maturity:

                                                       After One Year to      After Five Years to
                                 One Year or Less          Five Years              Ten Years                  Total
                                 ----------------          ----------              ---------                  -----
                                Carrying      Avg.     Carrying      Avg.     Carrying        Avg.    Carrying        Avg.
($ in thousands)                   Value    Yield         Value    Yield         Value      Yield        Value      Yield
-----------------------------------------------------------------------------------------------------------------------------------
At December 31, 2001:
---------------------
U.S. government agencies         $79,411     2.85%      $19,746     3.02%      $     -          -%     $99,157       2.89%

At December 31, 2000:
---------------------
U.S. government agencies         $20,970     6.52%      $     -        -%      $     -          -%     $20,970       6.52%

At December 31, 1999:
---------------------
U.S. government agencies         $ 7,907     5.72%      $58,013     5.65%      $17,212       6.36%     $83,132       5.80%
-----------------------------------------------------------------------------------------------------------------------------------

Loans and Allowance for Loan Loss Reserves
------------------------------------------

The following table sets forth information with respect to loans receivable at December 31:

                                                       2001          2000         1999         1998         1997
                                                       ----          ----         ----         ----         ----
                                                     Carrying      Carrying    Carrying      Carrying     Carrying
($ in thousands)                                        Value         Value       Value         Value        Value
------------------------------------------------------------------------------------------------------------------
Commercial real estate and multifamily loans         $368,221      $263,284    $210,022      $160,610     $146,375
Residential 1-4 family loans                            2,404         3,034       2,311         2,627        3,162
Construction loans                                          -             -           -             -          158
Commercial business loans                               1,363         1,781       2,107         2,875        2,641
Consumer loans                                            286           206         242           184           92
                                                 -----------------------------------------------------------------
Loans receivable                                      372,274       268,305     214,682       166,296      152,428
Deferred loan fees                                     (3,748)       (1,979)     (1,745)       (1,310)      (1,596)
                                                 -----------------------------------------------------------------
Loans receivable, net of deferred fees                368,526       266,326     212,937       164,986      150,832
Allowance for loan loss reserves                       (3,380)       (2,768)     (2,493)       (1,662)      (1,173)
------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                $365,146      $263,558    $210,444      $163,324     $149,659
------------------------------------------------------------------------------------------------------------------

Loans included above that were
   on a nonaccrual status at year end                $  1,243      $      -    $      -      $      -     $      -
------------------------------------------------------------------------------------------------------------------


The following table sets forth information with respect to the allowance for loan loss reserves at December 31:

($ in thousands)                                       2001          2000         1999         1998         1997
--------------------------------------------------------------- -------------- -----------------------------------
Allowance at beginning of year                       $  2,768      $  2,493    $  1,662      $  1,173     $    811
Provision charged to operations                           612           275         830           479          352
Chargeoffs                                                  -             -           -             -            -
Recoveries                                                  -             -           1            10           10
------------------------------------------------------------------------------------------------------------------
Allowance at end of year                             $  3,380      $  2,768    $  2,493      $  1,662     $  1,173
------------------------------------------------------------------------------------------------------------------
Total loans, net of deferred fees                    $368,526      $266,326    $212,937      $164,986     $150,832
Average loans outstanding during the year            $315,148      $250,941    $175,980      $170,675     $141,612
Ratio of allowance to net loans receivable               0.92%         1.04%       1.17%         1.01%        0.78%
------------------------------------------------------------------------------------------------------------------

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

                          Independent Auditors' Report



Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

         We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We did not audit the financial statements of Intervest Corporation of New York, whose total assets as of December 31, 2001 and 2000, constituted 15.6% and 17.8% of the related consolidated totals, respectively, and whose net interest income, noninterest income and net earnings for the years ended December 31, 2001, 2000 and 1999, constituted 10.4%, 42.5% and 15.3%, respectively in 2001, 10.3%, 48.6% and 5.0%, respectively in 2000 and 21.2%, 49.3% and 32.4%, respectively in 1999, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the amounts included in the consolidated totals, are based solely on the report of the other auditors.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Hacker, Johnson & Smith PA
------------------------------
Hacker, Johnson & Smith PA
Tampa, Florida
January 21, 2002

                          Independent Auditors' Report


Board of Directors and Stockholder
Intervest Corporation of New York
New York, New York:

         We have audited the consolidated balance sheets of Intervest Corporation of New York and Subsidiaries (the "Company") at December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2001 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above fairly present, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Richard A. Eisner & Company, LLP
------------------------------------
Richard A. Eisner & Company, LLP
New York, New York
January 21, 2002



                Intervest Bancshares Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                At December 31,
                                                                                           --------------------------
($ in thousands, except par value)                                                              2001          2000
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                       $  4,714      $  5,016
Federal funds sold                                                                               6,345        20,268
Commercial paper                                                                                12,400        17,125
Other short-term investments                                                                       950           529
                                                                                           --------------------------
    Total cash and cash equivalents                                                             24,409        42,938
Time deposits with banks                                                                           250             -
Securities available for sale at estimated fair value                                            6,192        74,789
Securities held to maturity, net                                                                99,157        20,970
Federal Reserve Bank stock, at cost                                                                654           605
Loans receivable (net of allowance for loan losses of $3,380 in 2001 and $2,768 in 2000)       365,146       263,558
Accrued interest receivable                                                                      3,202         2,961
Premises and equipment, net                                                                      6,042         5,731
Deferred income tax asset                                                                        1,236         1,105
Deferred debenture offering costs                                                                3,396         2,835
Other assets                                                                                     2,938         1,435
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                                  $512,622      $416,927
---------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
   Noninterest-bearing demand deposit accounts                                                $  5,550      $  5,035
   Interest-bearing deposit accounts:
      Checking (NOW) accounts                                                                   10,204         9,188
      Savings accounts                                                                          24,624        15,743
      Money market accounts                                                                     80,594        52,619
      Certificate of deposit accounts                                                          241,465       217,656
                                                                                           --------------------------
Total deposit accounts                                                                         362,437       300,241
Subordinated debentures payable                                                                 73,430        64,080
Guaranteed preferred beneficial interest in junior subordinated debentures                      15,000             -
Accrued interest payable on debentures                                                          11,480         8,733
Accrued interest payable on deposits                                                               817           856
Mortgage escrow funds payable                                                                    4,253         3,397
Official checks outstanding                                                                      3,219         2,281
Other liabilities                                                                                1,591         1,111
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                              472,227       380,699
---------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 5, 17 and 19)

STOCKHOLDERS' EQUITY
Preferred stock  (300,000 shares authorized, none issued)                                            -             -
Class A common stock  ($1.00 par value, 9,500,000 shares authorized,
      3,544,629 shares issued and outstanding)                                                   3,545         3,545
Class B common stock  ($1.00 par value, 700,000 shares authorized,
      355,000 shares issued and outstanding)                                                       355           355
Additional paid-in-capital, common                                                              19,001        18,975
Retained earnings                                                                               17,383        13,605
Accumulated other comprehensive income (loss):
    Net unrealized gain (loss) on securities available for sale, net of tax                        111          (252)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                      40,395       36,228
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                    $512,622      $416,927
---------------------------------------------------------------------------------------------------------------------
     See accompanying notes to consolidated financial statements.



                Intervest Bancshares Corporation and Subsidiaries
                       Consolidated Statements of Earnings

                                                                                                   Year Ended December 31,
                                                                                          ---------------------------------------
($ in thousands, except per share data)                                                      2001          2000         1999
------------------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                                              $ 30,187      $ 24,923       $ 18,794
Securities                                                                                       3,423         6,056          6,123
Other interest-earning assets                                                                    1,852           929            584
------------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                                              35,462        31,908         25,501
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                                        17,079        14,853          8,703
Federal funds purchased                                                                              -           150             29
Debentures payable                                                                               7,635         8,322          9,687
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                          24,714        23,325         18,419
------------------------------------------------------------------------------------------------------------------------------------

Net interest and dividend income                                                                10,748         8,583          7,082
Provision for loan loss reserves                                                                   612           275            830
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income after provision for loan loss reserves                         10,136         8,308          6,252
------------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                                                                              159           139            140
Income from mortgage lending activities                                                          1,490           809            744
All other                                                                                            6            35             16
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                         1,655           983            900
------------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                                                                   2,451         2,228          1,915
Occupancy and equipment, net                                                                     1,177         1,090            963
Data processing                                                                                    329           117             35
Advertising and promotion                                                                           25            35            142
Professional fees and services                                                                     341           410            258
Stationery, printing and supplies                                                                  137           140            165
All other                                                                                          843           548            581
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                                       5,303         4,568          4,059
------------------------------------------------------------------------------------------------------------------------------------

Earnings before taxes, extraordinary item and change in accounting principle                     6,488         4,723          3,093
Provision for income taxes                                                                       2,710         1,909          1,198
                                                                                              --------------------------------------
Earnings before extraordinary item and change in accounting principle                            3,778         2,814          1,895
Extraordinary item, net of tax (note 7)                                                              -          (206)             -
Cumulative effect of change in accounting principle, net of tax (note 1)                             -             -           (128)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                  $  3,778      $  2,608       $  1,767
------------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
    Earnings before extraordinary item and change in accounting principle                     $   0.97      $   0.72       $   0.50
    Extraordinary item, net of tax                                                                   -         (0.05)             -
    Cumulative effect of change in accounting principle, net of tax                                  -             -          (0.03)
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings per share                                                                     $   0.97      $   0.67       $   0.47
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
    Earnings before extraordinary item and change in accounting principle                     $   0.97      $   0.72       $   0.47
    Extraordinary item, net of tax                                                                   -         (0.05)             -
    Cumulative effect of change in accounting principle, net of tax                                  -             -          (0.03)
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings per share                                                                     $   0.97      $   0.67       $   0.44
------------------------------------------------------------------------------------------------------------------------------------
    See accompanying notes to consolidated financial statements.


                Intervest Bancshares Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income


                                                                                                     Year Ended December 31,
                                                                                          ---------------------------------------
($ in thousands)                                                                                 2001          2000         1999
---------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                                  $  3,778      $  2,608     $  1,767
                                                                                              -----------------------------------
  Net unrealized gains (losses) on securities available for sale                                  596           (405)           -
  Provision for income taxes related to unrealized gains (losses)
        on securities available for sale                                                         (233)          153             -
---------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                                     363           (252)           -
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income, net of tax                                                        $  4,141      $  2,356     $  1,767
---------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


                Intervest Bancshares Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity

                                                                                                   Year Ended December 31,
                                                                                         ---------------------------------------
($ in thousands)                                                                                2001          2000         1999
--------------------------------------------------------------------------------------------------------------------------------
CLASS A COMMON STOCK
Balance at beginning of year                                                                   $3,545        $3,532       $3,434
Issuance of 510 shares in exchange for common stock of minority stockholders                        -             -            1
Issuance of 7,554 shares upon the conversion of debentures                                          -             -            7
Issuance of 12,750 and 89,300 shares in 2000 and 1999, respectively,
     upon the exercise of warrants                                                                  -            13           90
--------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                          3,545         3,545        3,532
--------------------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of year                                                                      355           305          300
Issuance of 5,000 shares upon the exercise of warrants                                              -             -            5
Issuance of 50,000 shares of restricted stock compensation                                          -            50            -
--------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                            355           355          305
--------------------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of year                                                                   18,975        18,770       18,148
Issuance of 510 shares in exchange for common stock of minority stockholders                        -             -            6
Issuance of 7,554 shares upon the conversion of debentures,
     net of issuance costs                                                                          -             -           56
Compensation related to issuance of Class B stock warrants                                         26            26           26
Issuance of 50,000 shares of restricted Class B stock compensation                                  -           109            -
Issuance of 12,750 and 94,300 shares in 2000 and 1999, respectively, upon
     exercise of stock warrants, inclusive of tax benefits                                          -            70          534
--------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                         19,001        18,975       18,770
--------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of year                                                                   13,605        10,997        9,230
Net earnings for the year                                                                       3,778         2,608        1,767
--------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                         17,383        13,605       10,997
--------------------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year                                                                     (252)            -            -
Net change in accumulated other comprehensive income (loss), net                                  363          (252)           -
--------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                            111          (252)           -
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity at end of year                                                     $40,395       $36,228      $33,604
--------------------------------------------------------------------------------------------------------------------------------
  See accompanying notes to consolidated financial statements.



                Intervest Bancshares Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                 Year Ended December 31,
                                                                                   ---------------------------------------------
($ in thousands)                                                                             2001            2000         1999
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                                $ 3,778         $ 2,608      $ 1,767
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                                   505             433          416
Provision for loan loss reserves                                                                612             275          830
Deferred income tax benefit                                                                    (364)            (16)        (327)
Amortization of deferred debenture offering costs                                               753           1,136          943
Compensation expense from awards of common stock and warrants                                    26             185           26
Amortization of premiums, fees and discounts, net                                            (1,823)         (1,814)      (1,000)
Net increase in accrued interest payable on debentures                                        2,747             641        2,302
Net increase in official checks outstanding                                                     938             460          249
Net change in all other assets and liabilities                                                2,118           1,912        1,240
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                     9,290           5,820        6,446
--------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net (increase) decrease in interest-earning time deposits with banks                           (250)              -           99
Maturities and calls of securities available for sale                                        69,194               -            -
Maturities and calls of securities held to maturity                                          35,996          26,393       32,556
Purchases of securities held to maturity                                                   (114,013)        (39,160)     (33,278)
Net increase in loans receivable                                                           (103,969)        (53,623)     (48,386)
Purchases of Federal Reserve Bank stock, net                                                    (49)            (97)        (275)
Purchases of premises and equipment, net                                                       (816)           (301)      (1,362)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (113,907)        (66,788)     (50,646)
--------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, savings, NOW and money market deposits                               38,387           4,299        6,904
Net increase in certificates of deposit                                                      23,809          94,862       23,761
Net increase in mortgage escrow funds payable                                                   856              22          470
(Repayments of) proceeds from federal funds purchased, net                                        -          (6,955)       6,955
Proceeds from sale of debentures, net of issuance costs                                      24,436           3,500        6,606
Principal repayments of debentures                                                           (1,400)        (24,000)     (10,000)
Net proceeds from issuance of common stock, net of issuance costs                                 -              83          622
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                    86,088          71,811       35,318
--------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                        (18,529)         10,843       (8,882)
Cash and cash equivalents at beginning of year                                               42,938          32,095       40,977
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                   $ 24,409        $ 42,938     $ 32,095
--------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES Cash paid during the year for:
   Interest                                                                                $ 21,253        $ 21,532     $ 15,074
   Income taxes                                                                               2,704           1,004        1,989
Noncash activities:
   Transfers of securities from held-to-maturity to available-for-sale                            -          74,789            -
   Accumulated other comprehensive income (loss) - change in unrealized gain
         (loss) on securities available for sale, net of tax                                    363            (252)           -
   Conversion of debentures into Class A common stock                                             -               -           70
   Issuance of common stock in exchange for common stock of minority
        stockholders                                                                              -               -            7
--------------------------------------------------------------------------------------------------------------------------------
 See accompanying notes to consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

1.       Description of Business and Summary of Significant Accounting Policies

         Description of Business

         Intervest Bancshares Corporation (the "Holding Company") was incorporated in 1993 and is headquartered in Rockefeller Center in New York City. Its wholly owned subsidiaries are Intervest National Bank, a nationally chartered bank, Intervest Corporation of New York, a mortgage investment company, and Intervest Statutory Trust I, a special purpose finance subsidiary. The Holding Company's primary business is the ownership of its subsidiaries. On July 20, 2001, Intervest Bank (the Holding Company's other wholly owned banking subsidiary prior to this date) merged into Intervest National Bank. Intervest Bank was a Florida state chartered commercial bank. The merger was treated as a reorganization and accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of both banks are combined and recorded at their historical cost amounts. Hereafter, Intervest National Bank may be referred to as the "Bank" and all the entities are referred to collectively as the "Company," on a consolidated basis.

         Intervest National Bank has its headquarters and full-service banking office in Rockefeller Center in New York City, and a total of five full-service banking offices in Clearwater and Pinellas County, Florida. The Bank conducts a full-service commercial banking business, which consists of attracting deposits from the general public and investing those funds, together with other sources of funds, primarily through the origination of commercial and multifamily real estate loans, and through the purchase of security investments.

         Intervest Corporation of New York and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation, is located in Rockefeller Center in New York City. It is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. Intervest Corporation of New York was acquired on March 10, 2000, by the Holding Company. In the acquisition, all the outstanding capital stock of Intervest Corporation of New York was acquired in exchange for 1,250,000 shares of the Holding Company's Class A common stock. Former shareholders of
         Intervest Corporation of New York are officers and directors of Intervest Corporation of New York and the Holding Company. The acquisition was also accounted for at historical cost similar to the pooling-of-interests method of accounting.

         Intervest Statutory Trust I was formed in December 2001 for the sole purpose of issuing $15,000,000 of Capital Securities as more fully described in note 9.

         Principles of Consolidation, Basis of Presentation and Use of Estimates

         The consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year's presentation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, as of the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan loss reserves and deferred income tax assets.

         Cash Equivalents

         For purposes of the statements of cash flows, cash equivalents include federal funds sold and short-term investments. Federal funds are generally sold for one-day periods and short-term investments have maturities of three months or less from the time of purchase.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

1. Description of Business and Summary of Significant Accounting Policies, Continued

         Securities

         Securities for which the Company has the ability and intent to hold until maturity are classified as securities held to maturity and are carried at cost, adjusted for accretion of discounts and amortization of premiums, which are recognized into interest income using the interest method over the period to maturity. Securities that are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates or other factors, are classified as available for sale and are carried at fair value. Unrealized gains and losses on securities available for sale, net of related income taxes, are reported as a separate component of comprehensive income. Realized gains and losses from sales of securities are determined using the specific identification method.

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

         Allowance for Loan Loss Reserves

         The allowance for loan loss reserves is netted against loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to: the nature and volume of the loan portfolio; overall portfolio quality; loan concentrations; specific problem loans and commitments and estimates of fair value thereof; historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's perception of the current and anticipated economic conditions in the Company's lending areas. In addition, Statement of Financial Accounting Standards
         (SFAS) No. 114 specifies the manner in which the portion of the allowance for loan loss reserves is computed related to certain loans that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired loans normally consist of loans on nonaccrual status. Interest income on impaired loans is recognized on a cash basis. Impairment for commercial real estate and residential loans is measured based on: the present value of expected future cash flows, discounted at the loan's effective interest rate; or the observable market price of the loan; or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance within the overall allowance for loan loss reserves and a charge through the provision for loan losses. The Company normally charges off any portion of the recorded investment in the loan that exceeds the fair value of the collateral. The net carrying amount of an impaired loan does not at any time exceed the recorded investment in the loan.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

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

         Premises and Equipment

         Land is carried at cost. Buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized using the straight-line method over the terms of the related leases, or the useful life of the asset, whichever is shorter. Maintenance, repairs and minor improvements are expensed as incurred, while major improvements are capitalized.

         Deferred Debenture Offering Costs

         Costs relating to offerings of debentures are amortized over the terms of the debentures. The costs consist primarily of underwriters' commissions. Accumulated amortization amounted to $3,042,000 at December 31, 2001 and $2,331,000 at December 31, 2000.

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

         Stock-Based Compensation

         The Company follows APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation, which is generally in the form of stock warrants. SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma disclosures of net earnings and earnings per share determined as if the Company accounted for its stock warrants under the fair value method.

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

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

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

         Comprehensive Income

         The Company  follows SFAS No. 130,  "Reporting  Comprehensive  Income."
         Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. However, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net earnings, are components of comprehensive income.

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

         Start-Up Costs

         The Company follows the AICPA's Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that all start-up costs (except for those that are capitalizable under other accounting principles generally accepted in the United States of America) be expensed as incurred for financial statement purposes effective January 1, 1999. Previously, a portion of start-up costs were generally capitalized and amortized over a period of time. The adoption of this statement by the Company on January 1, 1999 resulted in a net charge of $128,000. The charge represents the expensing, net of a tax benefit, of cumulative start-up costs that had been incurred through December 31, 1998 in connection with organizing Intervest National Bank.

         Recent Accounting Pronouncements

         Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the uses of the derivatives and whether they qualify for hedge accounting. The adoption of this statement had no effect on the Company's financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

1. Description of Business and Summary of Significant Accounting Policies, Continued

         Recent Accounting Pronouncements, Continued

         Accounting  for  Business   Combinations.   SFAS  No.  141,   "Business
         Combinations," addresses financial accounting and reporting for business combinations and supersedes APB No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement had no effect on the Company's financial statements Accounting for Goodwill and Other Intangible Assets. SFAS No. 142, "Goodwill and Other Intangible Assets," addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, or earlier upon certain circumstances. The adoption of this statement will not have any impact on the Company's financial statements.

         Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined therein). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement will not have any impact on the Company's financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

2.       Securities

         The carrying value (estimated fair value) and amortized cost of securities available for sale is as follows:

                                                                    Gross          Gross
                                                                    -----          -----
                                                  Amortized    Unrealized     Unrealized     Carrying
                                                  ---------    ----------     ----------     --------
($ in thousands)                                       Cost         Gains         Losses        Value
------------------------------------------------------------------------------------------------------
At December 31, 2001:
   U.S. government agency securities                $ 6,000          $192           $  -      $ 6,192
------------------------------------------------------------------------------------------------------

At December 31, 2000:
   U.S. government agency securities                $75,194          $  -           $405      $74,789
------------------------------------------------------------------------------------------------------

         On December 31, 2000, $75,194,000 of securities held-to-maturity (consisting of U.S. government agency securities with an estimated fair value of $74,789,000) were transferred to the available for sale portfolio by Intervest Bank. There were no transfers of securities to the available-for-sale portfolio in 2001 or 1999, and there were no sales of securities in 2001, 2000 or 1999. During 2001, nearly all of the securities in the available-for-sale portfolio were called by the issuers without prepayment penalty. The early calls were brought about by the decline in market interest rates during 2001. At December 31, 2001, the available-for-sale portfolio consisted of fixed-rate debt obligations of the Federal Home Loan Bank (FHLB) and Federal National Mortgage Association (FNMA). The weighted-average yield of the portfolio was 5.59% at December 31, 2001 and 5.81% at December 31, 2000.

         The amortized cost and carrying value (estimated fair value) of securities available for sale at December 31, 2001, by remaining term to contractual maturity is as follows:

                                                                              Amortized    Carrying
                                                                              ---------    --------
($ in thousands)                                                                   Cost       Value
---------------------------------------------------------------------------------------------------
Due in one year or less                                                          $2,500      $2,571
Due after one year through five years                                             3,500       3,621
---------------------------------------------------------------------------------------------------
                                                                                 $6,000      $6,192
---------------------------------------------------------------------------------------------------

         The carrying value (amortized cost) and estimated fair value of securities held to maturity is as follows:

                                                                    Gross          Gross    Estimated
                                                  Amortized    Unrealized     Unrealized         Fair
($ in thousands)                                       Cost         Gains         Losses        Value
-----------------------------------------------------------------------------------------------------
At December 31, 2001:
   U.S. government agency securities                $99,157          $355           $108      $99,404
-----------------------------------------------------------------------------------------------------
At December 31, 2000:
   U.S. government agency securities                $20,970          $  8           $  -      $20,978
-----------------------------------------------------------------------------------------------------

         At December 31, 2001, securities held to maturity consisted of debt obligations of the FHLB, FNMA, the Federal Home Loan Mortgage Corp. (FHLMC) and the Federal Farm Credit Bank (FFCB) The weighted-average yield of the portfolio was 2.89% at December 31, 2001 and 6.52% at December 31, 2000. At December 31, 2001, the securities are predominately fixed rate and some have call features, which allow the issuer to call the security before its stated maturity without penalty.

         The amortized cost and estimated fair value of securities held to maturity at December 31, 2001, by remaining term to contractual maturity is as follows:

                                                                                  Estimated
                                                                      Amortized        Fair
($ in thousands)                                                           Cost       Value
--------------------------------------------------------------------------------------------
Due in one year or less                                                 $ 9,411     $79,738
Due after one year through five years                                    19,746      19,666
--------------------------------------------------------------------------------------------
                                                                        $99,157     $99,404
--------------------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

3.       Loans Receivable

         Loans receivable is as follows:
                                                         At December 31, 2001         At December 31, 2000
                                                         --------------------         --------------------
         ($ in thousands)                              # of Loans        Amount     # of Loans        Amount
         ---------------------------------------------------------------------------------------------------
         Residential multifamily loans                        153       $182,569           137     $144,916
         Commercial real estate loans                         142        185,652           124      118,368
         Residential 1-4 family loans                          33          2,404            39        3,034
         Commercial business loans                             26          1,363            39        1,781
         Consumer loans                                        15            286            18          206
         ---------------------------------------------------------------------------------------------------
         Loans receivable                                     369        372,274           357      268,305
         ---------------------------------------------------------------------------------------------------
         Deferred loan fees
                                                                          (3,748)                    (1,979)
         Allowance for loan loss reserves
                                                                          (3,380)                    (2,768)
         ---------------------------------------------------------------------------------------------------
         Loans receivable, net                                          $365,146                   $263,558
         ---------------------------------------------------------------------------------------------------


         At December 31, 2001, a commercial real estate loan with a principal balance of $1,243,000 was on nonaccrual status and consider impaired under the criteria of SFAS No.114. Interest that was not accrued on this loan under its contractual terms amounted to $51,000 in 2001. The average balance of impaired loans for 2001 was approximately $104,000. At December 31, 2001, there was no valuation allowance recorded for this impaired loan. There were no nonaccrual or impaired loans during 2000 or 1999.

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

         The geographic distribution of the loan portfolio is as follows:


                                               At December 31, 2001       At December 31, 2000
                                               --------------------       --------------------
         ($ in thousands)                      Amount    % of Total       Amount    % of Total
         -------------------------------------------------------------------------------------
         New York                            $192,256       51.7%     $134,905        50.3%
         Florida                              145,660       39.1       125,350        46.7
         Connecticut and New Jersey            24,875        6.7         5,263         2.0
         All other                              9,483        2.5         2,787         1.0
         -------------------------------------------------------------------------------------
                                             $372,274      100.0%     $268,305       100.0%
         -------------------------------------------------------------------------------------


4.       Allowance for Loan Loss Reserves

         Activity in the allowance for loan loss reserves is as follows:

                                                                   For the Year Ended December 31,
                                                                  ---------------------------------
         ($ in thousands)                                         2001         2000          1999
         ------------------------------------------------------------------------------------------
         Allowance at beginning of year                          $2,768       $2,493        $1,662
         Provision charged to operations                            612          275           830
         Recoveries                                                   -            -             1
         ------------------------------------------------------------------------------------------
         Allowance at end of year                                $3,380       $2,768        $2,493
         ------------------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

5.       Premises and Equipment, Lease Commitments and Rental Expense

         Premises and equipment is as follows:

                                                              At December 31,
                                                              ---------------
         ($ in thousands)
                                                            2001          2000
         -----------------------------------------------------------------------
         Land                                              $1,264        $1,264
         Buildings                                          4,575         4,294
         Leasehold improvements                               335           324
         Furniture, fixtures and equipment                  2,414         1,889
         -----------------------------------------------------------------------
         Total cost                                         8,588         7,771
         -----------------------------------------------------------------------
         Less accumulated deprecation and amortization     (2,546)       (2,040)
         -----------------------------------------------------------------------
         Net book value                                    $6,042        $5,731
         -----------------------------------------------------------------------

         The Bank leases its headquarters and branch office at Rockefeller Center in New York City, and its branch office at Belcher Road in Clearwater, Florida. Intervest Corporation of New York also leases its office at Rockefeller Center in New York City. All the leases contain operating escalation clauses related to taxes and operating costs based upon various criteria and are accounted for as operating leases expiring in May 2008, June 2007, and September 2004, respectively. All other offices are owned by the Bank.

         Total future minimum annual lease rental payments due under these noncancellable operating leases as of December 31, 2001 were as follows: $554,000 in 2002; $558,000 in 2003; $541,000 in 2004; $400,000
         in 2005; $403,000 in 2006; and $607,000 thereafter for an aggregate amount of $3,063,000. Rent expense aggregated $554,000 in 2001, $522,000 in 2000 and $461,000 in 1999.

         The Bank subleases certain of its offices in Florida to other companies under leases that expire at various times through August 2007. Total future sublease rental income due under such leases as of December 31, 2001 were as follows: $452,000 in 2002; $422,000 in 2003; $399,000 in
         2004;  $355,000 in 2005;  $287,000 in 2006; and $120,000 thereafter for an aggregate amount of $2,035,000. Sublease rental income aggregated $388,000 in 2001, 340,000 in 2000 and $338,000 in 1999.

6.       Deposits

         Scheduled maturities of certificates of deposit accounts are as follows:

                                               At December 31, 2001       At December 31, 2000
                                               --------------------       --------------------
                                                            Wtd-Avg                    Wtd-Avg
        ($ in thousands)                     Amount     Stated Rate      Amount    Stated Rate
        --------------------------------------------------------------------------------------
        Within one year                   $144,739       5.00%       $133,433          6.44%
        Over one to two years               45,512       4.95          47,878          6.65
        Over two to three years             14,954       5.82           8,274          6.23
        Over three to four years            16,903       6.84           9,359          6.37
        Over four years                     19,357       5.61          18,712          6.88
        --------------------------------------------------------------------------------------
                                          $241,465       5.22%       $217,656          6.51%
        --------------------------------------------------------------------------------------

         Certificate of deposit accounts of $100,000 or more totaled $53,745,000 and $48,874,000 at December 31, 2001 and 2000, respectively. At December 31, 2001, certificate of deposit accounts of $100,000 or more by remaining maturity were as follows: due within one year $33,216,000; over one to two years $9,201,000, over two to three years $3,211,000; over three to four years $3,992,000; and over four years $4,125,000.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

6.       Deposits, Continued

         Interest expense on deposits is as follows:

                                                                            For the Year Ended December 31,
                                                                            -------------------------------
         ($ in thousands)                                                   2001          2000        1999
         ---------------------------------------------------------------------------------------------------
         Interest checking accounts                                       $   238       $   232    $    238
         Savings accounts                                                     778           897       1,059
         Money market accounts                                              2,640         2,832       1,882
         Certificates of deposit accounts                                  13,423        10,892       5,524
         ---------------------------------------------------------------------------------------------------
                                                                          $17,079       $14,853    $  8,703
         ---------------------------------------------------------------------------------------------------


 7.      Debentures Payable and Extraordinary Item

         Debentures payable is as follows:
                                                                                             At December 31,
                                                                                             ---------------
         ($ in thousands)                                                                   2001         2000
         -----------------------------------------------------------------------------------------------------
         INTERVEST CORPORATION OF NEW YORK (1):
         Series 05/12/95 - interest at 2% above prime - due April 1, 2004                 $ 9,000      $ 9,000
         Series 10/19/95 - interest at 2% above prime - due October 1, 2004                 9,000        9,000
         Series 05/10/96 - interest at 2% above prime - due April 1, 2005                  10,000       10,000
         Series 10/15/96 - interest at 2% above prime - due October 1, 2005                 5,500        5,500
         Series 04/30/97 - interest at 1% above prime - due October 1, 2005                 8,000        8,000
         Series 11/10/98 - interest at 8% fixed       - due January 1, 2001                     -        1,400
         Series 11/10/98 - interest at 81/2% fixed    - due January 1, 2003                 1,400        1,400
         Series 11/10/98 - interest at 9% fixed       - due January 1, 2005                 2,600        2,600
         Series 06/28/99 - interest at 8% fixed       - due July 1, 2002                    2,500        2,500
         Series 06/28/99 - interest at 81/2% fixed    - due July 1, 2004                    2,000        2,000
         Series 06/28/99 - interest at 9% fixed       - due July 1, 2006                    2,000        2,000
         Series 09/18/00 - interest at 8% fixed       - due January 1, 2004                 1,250        1,250
         Series 09/18/00 - interest at 81/2% fixed    - due January 1, 2006                 1,250        1,250
         Series 09/18/00 - interest at 9% fixed       - due January 1, 2008                 1,250        1,250
         Series 08/01/01 - interest at 71/2% fixed    - due April 1, 2005                   1,750            -
         Series 08/01/01 - interest at 8% fixed       - due April 1, 2007                   2,750            -
         Series 08/01/01 - interest at 81/2% fixed    - due April 1, 2009                   2,750            -
                                                                                        ----------------------
                                                                                           63,000       57,150
         INTERVEST BANCSHARES CORPORATION:
         Series 05/14/98 - interest at 8% fixed       - due July 1, 2008                    6,930        6,930
         Series 12/15/00 - interest at 8% fixed       - due April 1, 2004                   1,000            -
         Series 12/15/00 - interest at 81/2% fixed    - due April 1, 2006                   1,250            -
         Series 12/15/00 - interest at 9% fixed       - due April 1, 2008                   1,250            -
                                                                                        ----------------------
                                                                                           10,430        6,930
         -----------------------------------------------------------------------------------------------------
                                                                                          $73,430      $64,080
         -----------------------------------------------------------------------------------------------------

         (1) Prime refers to the prime rate of JPMorganChase Bank, which was 4.75% on December 31, 2001 and 9.50% on December 31, 2000.

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

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

7.       Debentures Payable and Extraordinary Item, Continued

         Intervest Corporation of New York's floating-rate Series 5/12/95, 10/19/95, 5/10/96, 10/15/96 and 4/30/97 debentures have a maximum interest rate of 12%. Interest on an aggregate of $6,400,000 of these debentures is accrued and compounded quarterly, and is due and payable at maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

         All of Intervest Corporation of New York's Series 11/10/98, 6/28/99, 09/18/00 and $770,000 of Series 08/01/01 debentures accrue and compound interest quarterly, with such interest due and payable at maturity. The holders of Series 11/10/98, 6/28/99 and 9/18/00 debentures can require Intervest Corporation of New York to repurchase the debentures for face amount plus accrued interest each year (beginning July 1, 2002 for the Series 6/28/99 and January 1, 2004 for the Series 9/18/00) provided, however that in no calendar year will Intervest Corporation of New York be required to purchase more than $100,000 in principal amount of each maturity of debentures, on a non-cumulative basis.

         All of Intervest Corporation of New York's debentures may be redeemed, in whole or in part, at any time at the option of Intervest Corporation of New York, for face value, except for Series 08/01/01 debentures, which would be at a premium of 1% if the redemption is prior to October 1, 2002. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

         The Holding Company's Series 5/14/98 subordinated debentures are due July 1, 2008 and are convertible at the option of the holders at any time prior to April 1, 2008, unless previously redeemed by the Holding Company, into shares of Class A common stock of the Holding Company at the following conversion prices per share effective January 1, 2002:
         $10.01 in 2002 and  2003;  $12.00  in 2004;  $14.00 in 2005;  $16.00 in
         2006;  $18.00 in 2007 and $20.00 from January 1, 2008 through  April 1,
         2008. The Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. On January 13, 1999 and October 4, 2002, the conversion prices were adjusted downward from those set at the original offering date to the prices shown above. During 1999, debentures in the aggregate principal amount of $70,000, plus accrued interest, were converted into shares of Class A common stock at the election of the debenture holders. The conversion price was $10 per share, which resulted in 7,554 shares of Class A common stock being issued in connection with the conversions. Interest accrues and compounds each calendar quarter at 8%. All accrued interest is due and payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year commencing July 1, 2003, elect to be paid all accrued interest and to thereafter receive payments of interest quarterly.

         The Holding Company's debentures may be redeemed, in whole or in part, at any time at the option of the Holding Company, for face value, except for Series 08/01/01 debentures, which would be at a premium of 1% if the redemption is prior to April 1, 2002.

         Scheduled contractual maturities of all debentures as of December 31, 2001 is as follows:

         ($ in thousands)                                                     Principal     Accrued Interest
         ---------------------------------------------------------------------------------------------------
         For the year ended December 31, 2002                                 $ 2,500             $ 1,461
         For the year ended December 31, 2003                                   1,400                 411
         For the year ended December 31, 2004                                  22,250               4,303
         For the year ended December 31, 2005                                  27,850               2,252
         For the year ended December 31, 2006                                   4,500                 607
         Thereafter                                                            14,930               2,388
         ---------------------------------------------------------------------------------------------------
                                                                              $73,430             $11,422
         ---------------------------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

8.       Federal Funds Purchased and Lines of Credit

         From time to time, the Bank purchases overnight federal funds to manage its liquidity needs. At December 31, 2001 and 2000, there were no such funds outstanding. During 2001, 2000 and 1999, federal fund purchased were not significant. The Bank has agreements with correspondent banks whereby it may borrow up to $8,000,000 on an unsecured basis. There were no outstanding borrowings under these agreements at December 31, 2001 or 2000.

 9.      Guaranteed  Preferred  Beneficial  Interest  in   Junior   Subordinated
         Debentures

         On December 18, 2001, the Holding Company's wholly-owned subsidiary, Intervest Statutory Trust I, sold 9.875% Trust Preferred Securities due December 18, 2031 in the aggregate principal amount of $15,000,000, hereafter referred to as the "Capital Securities". The net proceeds from the sale were paid to the Holding Company in exchange for $15,000,000 of its 9.875% Junior Subordinated Debentures (the "Junior Subordinated Debentures") due December 18, 2031. The Holding Company then invested $15,000,000 as a capital contribution in the Bank. The sole asset of the Trust, the obligor on the Capital Securities, is the Junior Subordinated Debentures.

         The Holding Company has guaranteed the Trust's payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to, the Capital Securities. Cash distributions on both the Capital Securities and the Junior Subordinated Debentures are payable semi-annually in arrears on December 18 and June 18 of each year. At December 31, 2001, $58,000 of distributions was accrued and included in accrued interest payable on debentures in the consolidated balance sheet. Issuance costs of $451,000 associated with the Capital Securities have been capitalized by the Holding Company and are being amortized over the life of the securities.

         The Capital Securities are subject to mandatory redemption (i) in whole, but not in part, upon repayment of the Junior Subordinated Debentures at stated maturity or, at the option of the Holding Company, their earlier redemption in whole upon the occurrence of certain changes in the tax treatment or capital treatment of the Capital
         Securities, or a change in the law such that the Trust would be considered an investment company and (ii) in whole or in part at any time on or after December 18, 2006 contemporaneously with the optional redemption by the Holding Company of the Junior Subordinated Debentures in whole or inpart. The Junior Subordinated Debentures are redeemable prior to maturity at the option of the Holding Company (i) on or after December 18, 2006, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the Capital Securities, or a change in law such that the Trust would be considered an investment company. Any redemption would need prior regulatory approvals.

10.      Stockholders' Equity

         The Holding Company's Board of Directors is authorized to issue up to 300,000 shares of preferred stock of the Holding Company without stockholder approval. The powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued is determined by the Board of Directors. At December 31, 2001 and 2000, there was no preferred stock issued and outstanding.

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

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

11.      Asset and Dividend Restrictions

         The Bank is required under Federal Reserve Board regulations to maintain reserves, generally consisting of cash or noninterest-earning accounts, against its transaction accounts. At December 31, 2001 and 2000, balances maintained as reserves were not significant.

         As a member of the Federal Reserve Banking system, the Bank must maintain an investment in the capital stock of the Federal Reserve Bank. At December 31, 2001 and 2000, such investment, which earns a dividend, aggregated $654,000 and $605,000, respectively. At December 31, 2001, U.S. government agency securities with a carrying value of $7,127,000 were pledged against various deposit accounts and lines of credit.

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

12.      Profit Sharing Plans

         The Company sponsors tax-qualified, profit sharing plans in accordance with the provisions of Section 401(k) of the Internal Revenue Code, whereby eligible employees meeting certain length-of-service requirements may make tax-deferred contributions up to certain limits. The Company makes discretionary matching contributions up to 3% of employee compensation. Total cash contributions to the plans included in the consolidated statements of earnings aggregated $37,000, $26,000 and $25,000 for 2001, 2000 and 1999, respectively.

13.      Related Party Transactions

         The Bank has deposit accounts from directors, executive officers and members of their immediate families and related business interests of approximately $8,412.000 at December 31, 2001 and $3,967,000 at December 31, 2000. Intervest Securities Corporation, an affiliate of the Company, received commissions and fees aggregating $15,000 in 2001, $34,000 in 2000 and $35,700 in 1999, in connection with the placement of debentures. There are no loans to any directors or officers of the Holding Company or its subsidiaries.

14.      Common Stock Warrants

         The Holding Company has common stock warrants outstanding that entitle the registered holders thereof to purchase one share of common stock for each warrant. All warrants are exercisable when issued, except for certain Class B common stock warrants issued in 1998. The Holding Company's warrants have been issued in connection with public stock offerings, to directors and employees of the Company and to outside third parties for performance of services.

         During 2001, the Company modified the terms of its Class A and Class B warrants as follows: the expiration date of all warrants exercisable at $6.67 per share were extended one year beyond their original expiration dates effective October 4, 2001, and the exercise price of certain Class A warrants (exercisable at $12.50 and $16.00 per share as of December 31, 2001) were reduced to $10.01 per share commencing January 1, 2002 until their expiration date of December 31, 2002.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

14.      Common Stock Warrants, Continued

         Data concerning common stock warrants is as follows:

                                                                  Exercise Price Per Warrant
                                                                  --------------------------       Total             Wtd-Avg
         Class A Common Stock Warrants:                  $6.67     $12.50 (1)    $16.00 (1)     Warrants      Exercise Price
         ---------------------------------------------------------------------------------------------------------------------
         Outstanding at December 31, 1998             1,472,565     961,703       122,000      2,556,268              $ 8.27
            Granted in 1999                                   -       1,000             -          1,000              $10.00
            Exercised in 1999                           (89,000)       (300)            -        (89,300)             $ 6.68
                                                    -----------------------------------------------------
         Outstanding at December 31, 1999             1,383,565     962,403       122,000      2,467,968              $ 8.33
            Exercised in 2000                           (12,750)          -             -        (12,750)             $ 6.67
         ------------------------------------------------------------------------------------------------
         Outstanding at December 31, 2000
              and 2001                                1,370,815     962,403       122,000      2,455,218              $ 9.42

         ---------------------------------------------------------------------------------------------------------------------
         Remaining contractual life in years
             at December 31, 2001                           2.5(2)      1.0           1.0            1.8
         ---------------------------------------------------------------------------------------------------------------------

         (1) The exercise price per warrant decreases to $10.01 per share in 2002.

         (2) The Holding Company may, at its sole discretion, set an earlier expiration date.



                                                                 Exercise Price Per Warrant
                                                                 --------------------------        Total          Wtd-Avg
         Class B Common Stock Warrants:                                $6.67      $10.00 (1)    Warrants   Exercise Price
         ----------------------------------------------------------------------------------------------------------------
         Outstanding at December 31, 1998                             150,000       50,000      200,000          $ 7.50
            Exercised in 1999                                          (5,000)           -       (5,000)         $ 6.67
         ----------------------------------------------------------------------------------------------
         Outstanding at December 31, 1999, 2000 and 2001              145,000       50,000      195,000          $ 7.52
         ----------------------------------------------------------------------------------------------
         Remaining contractual life in years at December 31, 2001         6.1          6.1          6.1
         ----------------------------------------------------------------------------------------------------------------

         (1) At December 31, 2001, 28,400 of these warrants were immediately exercisable. An additional 7,100 warrants vest and become exercisable on each April 27th of 2002, 2003, and the remaining 7,400 on April 27, 2004. The warrants, which expire on January 31, 2008, become fully vested earlier upon certain conditions.

         The Company uses the intrinsic value-based method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock warrants. Under this method, compensation expense related to stock warrants is the excess, if any, of the market price of the stock as of the grant or modification date or over the exercise price of the warrant. In accordance with APB Opinion No. 25, approximately $26,000 of compensation expense was included in salaries and employee benefits expense for 2001, 2000 and 1999, respectively, in connection with Class B warrants (exercise price $10.00) granted in 1998. No other compensation expense was recorded related to the remaining stock warrants granted because their exercise prices were the same or greater than the market price of the common shares at the date of grant or modification (in the case of those warrants whose expiration dates were extended in 2001). For those warrants whose exercise price was reduced to $10.01 effective January 1, 2002, future compensation expense will be recorded under variable rate accounting as prescribed under APB Opinion No.25.

         Had compensation expense been determined based on the estimated fair value of the warrants at the grant date in accordance with SFAS No.
         123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts as follows:

                                                               For the Year Ended December 31,
                                                               -------------------------------
($ in thousands, except per share amounts)                    2001          2000          1999
--------------------------------------------------------------------------------------------------
Reported net earnings                                        $3,778        $2,608        $1,767
Pro forma net earnings                                       $3,755        $2,585        $1,744
Reported basic earnings per share                            $ 0.97        $ 0.67        $ 0.47
Pro forma basic earnings per share                           $ 0.96        $ 0.66        $ 0.46
Reported diluted earnings per share                          $ 0.97        $ 0.67        $ 0.44
Pro forma diluted earnings per share                         $ 0.96        $ 0.66        $ 0.43
--------------------------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

15.      Income Taxes

         The Company and its subsidiaries file a consolidated federal income tax return and combined state and city income tax returns in New York. The Company also files a state income tax return in New Jersey and a franchise tax return in Delaware. The Bank also files a state income tax return in Florida. Intervest Corporation of New York files state income tax returns in various states. All the returns are filed on a calendar year basis.

         At December 31, 2001 and 2000, the Company had a net deferred tax asset of $1,236,000 and $1,105,000, respectively. The asset relates to the unrealized benefit for: net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future tax deductions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of such assets is dependent upon the generation of sufficient taxable income during the periods in which those temporary differences reverse. Management believes that it is more likely than not that the Company's deferred tax asset will be realized and accordingly, a valuation allowance for deferred tax assets was not maintained at any time during 2001, 2000 or 1999.

         The total tax provision (benefit) is as follows:


                                                            For the Year Ended December 31,
                                                            -------------------------------
         ($ in thousands)                                     2001        2000         1999
         ----------------------------------------------------------------------------------
         Provision for income taxes                          $2,710      $1,909     $1,198
         Benefit from change in accounting principle              -           -        (65)
         Benefit from extraordinary item                          -        (176)         -
         ----------------------------------------------------------------------------------
                                                             $2,710      $1,733     $1,133
         ----------------------------------------------------------------------------------

         Allocation of federal, state and local income taxes between current and deferred portions is as follows:

         ($ in thousands)                                  Current     Deferred    Total
         --------------------------------------------------------------------------------
         Year Ended December 31, 2001:
            Federal                                        $2,265      $(284)     $1,981
            State and Local                                   809        (80)        729
         --------------------------------------------------------------------------------
                                                           $3,074      $(364)     $2,710
         --------------------------------------------------------------------------------
         Year Ended December 31, 2000:
            Federal                                        $1,350      $ (10)     $1,340
            State and Local                                   399         (6)        393
         --------------------------------------------------------------------------------
                                                           $1,749      $ (16)     $1,733
         --------------------------------------------------------------------------------
         Year Ended December 31, 1999:
            Federal                                        $1,123      $(263)     $  860
            State and Local                                   337        (64)        273
         --------------------------------------------------------------------------------
                                                           $1,460      $(327)     $1,133
         --------------------------------------------------------------------------------

         The components of the deferred tax benefit is as follows:

                                                           For the Year Ended December 31,
                                                           -------------------------------
         ($ in thousands)                                  2001         2000        1999
         ---------------------------------------------------------------------------------
         Allowance for loan loss reserves                 $(220)       $ 16        $(262)
         Organization and startup costs                      41         (10)         (99)
         Stock-based compensation                           (12)        (17)         (12)
         Depreciation                                       (18)        (33)          (3)
         Net operating loss carryforwards                     -           -           61
         Deferred income                                   (157)          -            -
         All other                                            2          28          (12)
         ---------------------------------------------------------------------------------
                                                          $(364)       $(16)       $(327)
         ---------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

15.      Income Taxes, Continued

         The tax effects of the temporary differences that give rise to the deferred tax asset are as follows:

                                                                              At December 31,
                                                                              ---------------
         ($ in thousands)                                                    2001         2000
         -------------------------------------------------------------------------------------
         Allowance for loan loss reserves                                   $ 949        $ 729
         Unrealized  net (gain) loss on  securities  available for sale       (80)         153
         Organization and startup costs                                        68          109
         Stock-based compensation                                              56           44
         Depreciation                                                          73           55
         Deferred income                                                      157            -
         All other                                                             13           15
         -------------------------------------------------------------------------------------
         Total deferred tax asset                                          $1,236       $1,105
         -------------------------------------------------------------------------------------

         The reconciliation between the statutory federal income tax rate and the Company's effective tax rate (including state and local taxes) is as follows:

                                                                    For the Year Ended December 31,
                                                                    -------------------------------
                                                                    2001         2000         1999
         ------------------------------------------------------------------------------------------
         Tax provision at statutory rate                            34.0%       34.0%         34.0%
         Increase (decrease) in taxes resulting from:
           State and local income taxes, net of federal benefit      7.6         6.4           6.3
            Other                                                    0.2           -          (1.6)
         ------------------------------------------------------------------------------------------
                                                                    41.8%       40.4%         38.7%
         ------------------------------------------------------------------------------------------

16.      Earnings Per Share

         Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are as follows:

                                                                                          For the Year Ended December 31,
                                                                                          -------------------------------
         ($ in thousands, except share and per share amounts)                             2001          2000         1999
         ----------------------------------------------------------------------------------------------------------------
         Basic earnings per share:
           Net earnings applicable to common stockholders                                 $3,778       $2,608      $1,767
           Average number of common shares outstanding                                 3,899,629    3,884,560   3,760,293
         ----------------------------------------------------------------------------------------------------------------
         Basic earnings per share amount                                                   $0.97        $0.67       $0.47
         ----------------------------------------------------------------------------------------------------------------

         Diluted earnings per share:
           Net earnings applicable to common stockholders                                 $3,778       $2,608      $1,767
           Adjustment to net earnings from assumed conversion of debentures                    -            -           -
                                                                                -----------------------------------------
           Adjusted net earnings for diluted earnings per share computation               $3,778       $2,608      $1,767
                                                                                -----------------------------------------
           Average number of common shares outstanding:
              Common shares outstanding                                                3,899,629    3,884,560   3,760,293
               Potential dilutive shares resulting from exercise of warrants                   -            -     259,825
               Potential dilutive shares resulting from conversion of debentures               -            -           -
                                                                                -----------------------------------------
           Total average number of common shares outstanding used for dilution         3,899,629    3,884,560   4,020,118
         ----------------------------------------------------------------------------------------------------------------
         Diluted earnings per share amount                                                 $0.97        $0.67       $0.44
         ----------------------------------------------------------------------------------------------------------------

         In 2001 and 2000, no common stock warrants were considered in the computations of diluted EPS because their exercise price per share exceeded the average market price of Class A common stock during the year and as a result, they were not dilutive. In 1999, 1,134,000 warrants with exercise prices ranging from $10.00 to $14.00 were not considered because they also were not dilutive. Additionally, convertible debentures totaling $6,930,000 and convertible (at $14.00 per share in 2001, $12.50 per share in 2000 and $10.00 per share in
         1999) into Class A common stock were excluded from all diluted EPS computations because they were not dilutive.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

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

18.      Regulatory Matters

         The Company is subject to regulation, examination and supervision by the Federal Reserve Bank. The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency of the United States of America ("OCC").

         The Company (on a consolidated basis) and the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These capital amounts are also subject to qualitative judgement by the regulators about components, risk weighting and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined by the regulations.

         Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2001, the most recent notification from the regulators categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding that would change the designation from well capitalized.

         In June 2001, the OCC terminated a Memorandum of Understanding with the Bank that was in effect since June 2000. The memorandum was a formal written agreement whereby, among other things, the Bank had been required to review, revise, develop and implement various policies and procedures with respect to its lending and credit underwriting. Management implemented various actions in order for the Bank to be in full compliance with the memorandum.

         The table that follows present information regarding the Company's and the Bank's capital adequacy.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

18.      Regulatory Matters, Continued
                                                                                                       Minimum to Be Well
                                                                                                       ------------------
                                                                                                        Capitalized Under
                                                                                                        -----------------
                                                                                 Minimum Capital        Prompt Corrective
                                                                                 ---------------        -----------------
                                                               Actual              Requirements         Action Provisions
                                                               ------              ------------         -----------------
         ($ in thousands)                                Amount      Ratio      Amount      Ratio       Amount      Ratio
         ----------------------------------------------------------------------------------------------------------------
         Consolidated as of December 31, 2001:
         -------------------------------------
            Total capital to risk-weighted assets       $57,457      14.11%    $32,581      8.00%          NA          NA
            Tier 1 capital to risk-weighted assets      $52,505      12.89%    $16,291      4.00%          NA          NA
            Tier 1 capital to average assets            $52,505      10.67%    $19,692      4.00%          NA          NA

         Consolidated as of December 31, 2000:
         -------------------------------------
            Total capital to risk-weighted assets       $38,382      12.63%    $24,309      8.00%          NA          NA
            Tier 1 capital to risk-weighted assets      $35,614      11.72%    $12,155      4.00%          NA          NA
            Tier 1 capital to average assets            $35,614       8.75%    $16,275      4.00%          NA          NA

         Intervest National Bank at December 31, 2001:
         ---------------------------------------------
            Total capital to risk-weighted assets       $49,006      15.03%    $26,082      8.00%     $32,603      10.00%
            Tier 1 capital to risk-weighted assets      $45,692      14.01%    $13,041      4.00%     $19,562       6.00%
            Tier 1 capital to average assets            $45,692      11.36%    $16,085      4.00%     $20,106       5.00%


         Intervest National Bank at December 31, 2000:
         ---------------------------------------------
            Total capital to risk-weighted assets       $29,731      12.49%    $19,051      8.00%     $23,813      10.00%
            Tier 1 capital to risk-weighted assets      $27,081      11.37%     $9,525      4.00%     $14,288       6.00%
            Tier 1 capital to average assets            $27,081       8.27%    $13,106      4.00%     $16,382       5.00%

         ----------------------------------------------------------------------------------------------------------------

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

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

19.      Off-Balance Sheet Financial Instruments, Continued

         The notional amounts of the Company's off-balance sheet financial instruments is as follows:

                                                            At December 31,
                                                            ---------------
         ($ in thousands)                                 2001          2000
         ---------------------------------------------------------------------
         Unfunded loan commitments                      $26,375       $17,310
         Available lines of credit                          663           560
         Standby letters of credit                          167           167
         ---------------------------------------------------------------------
                                                        $27,205       $18,037
         ---------------------------------------------------------------------

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

         The carrying and estimated fair values of the Company's financial instruments are as follows:

                                                          At December 31, 2001      At December 31, 2000
                                                          --------------------      --------------------
                                                          Carrying        Fair      Carrying        Fair
          ($ in thousands)                                   Value       Value         Value       Value
          ----------------------------------------------------------------------------------------------
          Financial Assets:
            Cash and cash equivalents                       $24,409    $24,409      $42,938      $42,938
            Time deposits with banks                            250        250            -            -
            Securities available for sale, net                6,192      6,192       74,789       74,789
            Securities held to maturity, net                 99,157     99,404       20,970       20,978
            Federal Reserve Bank stock                          654        654          605          605
            Loans receivable, net                           365,146    378,962      263,558      265,068
            Accrued interest receivable                       3,202      3,202        2,961        2,961
          Financial Liabilities:
            Deposit liabilities                             362,437    368,597      300,241      300,775
            Debentures payable plus accrued interest         99,910    101,264       72,813       72,813
            Accrued interest payable                            817        817          856          856
          Off -Balance Sheet Instruments:
             Commitments to lend                                180        180          114          114
          ----------------------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

20.      Estimated Fair Value of Financial Instruments, Continued

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Securities. The estimated fair value of securities available for sale and held to maturity are based on quoted market prices. The estimated fair value of the Federal Reserve Bank stock approximates fair value since the security does not present credit concerns and is redeemable at cost.

         Loans Receivable. The estimated fair value of loans is based on a discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

         Debentures and Accrued Interest Payable. The estimated fair value of debentures and related accrued interest payable is based on a discounted cash flow analysis. The discount rate used in the present value computation was estimated by comparison to what management believes to be the Company's incremental borrowing rate for similar arrangements. For 2000, management believes that the incremental borrowing rate approximated the then current rates for each of the borrowings.

         All Other Financial Assets and Liabilities. The estimated fair value of cash and cash equivalents, time deposits with banks, accrued interest receivable and accrued interest payable approximates their carrying values since these instruments are payable on demand or have short-term maturities.

         Off-Balance Sheet Instruments. The carrying amounts of commitments to lend approximated estimated fair value. The fair value of commitments to lend is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter party's credit standing.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

21.      Holding Company Financial Information

                                   Condensed Balance Sheets
                                                                                       At December 31,
                                                                                       ---------------
         ($ in thousands)                                                              2001       2000
         ----------------------------------------------------------------------------------------------
         ASSETS
         Cash and due from banks                                                      $  77      $  19
         Short-term investments                                                         784      1,428
                                                                                 ----------------------
            Total cash and cash equivalents                                             861      1,447
         Loans receivable, net  (net of allowance for loan loss reserves
              of  $49 and $30 at December 31, 2001 and 2000)                          9,557      5,905
         Investment in subsidiaries                                                  57,060     36,875
         Deferred debenture offering costs                                            1,047        438
         All other assets                                                               301        211
         ----------------------------------------------------------------------------------------------
         Total assets                                                               $68,826    $44,876
         ----------------------------------------------------------------------------------------------

         LIABILITIES
         Debentures payable                                                         $25,894     $6,930
         Accrued interest payable on debentures                                       2,367      1,536
         All other liabilities                                                          170        182
         ----------------------------------------------------------------------------------------------
         Total liabilities                                                           28,431      8,648
         ----------------------------------------------------------------------------------------------

         STOCKHOLDERS' EQUITY
         Common equity                                                               40,395     36,228
         ----------------------------------------------------------------------------------------------
         Total stockholders' equity                                                  40,395     36,228
         ----------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                 $68,826    $44,876
         ----------------------------------------------------------------------------------------------


                                   Condensed Statements of Earnings

                                                                       For the Year Ended December 31,
                                                                       -------------------------------
         ($ in thousands)                                                 2001      2000        1999
         ---------------------------------------------------------------------------------------------
         Interest income                                                 $  818    $ 672      $  744
         Interest expense                                                 1,124      686         637
                                                                     ---------------------------------
         Net interest (expense) income                                     (306)     (14)        107
         Provision (credit) for loan loss reserves                           19       17         (42)
         Noninterest income                                                 176      165         161
         Noninterest expenses                                               226      405         197
                                                                     ---------------------------------
         (Loss) earnings before income taxes                               (375)    (271)        113
         (Credit) provision for income taxes                               (172)    (131)         53
                                                                     ---------------------------------
         Net (loss) earnings before earnings of subsidiaries               (203)    (140)         60
         Equity in earnings of Intervest National Bank                    3,404    2,619       1,135
         Equity in earnings of Intervest Corporation of New York            577      129         572
         ---------------------------------------------------------------------------------------------
         Net earnings                                                    $3,778   $2,608      $1,767
         ---------------------------------------------------------------------------------------------

         Cash dividends received from subsidiaries                       $  125   $3,000      $    -

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

21.      Holding Company Financial Information, Continued

                                   Condensed Statements of Cash Flows

                                                                                For the Year Ended December 31,
         ($ in thousands)                                                          2001          2000         1999
         ----------------------------------------------------------------------------------------------------------
         OPERATING ACTIVITIES
         Net earnings                                                            $ 3,778       $ 2,608      $ 1,767
         Adjustments to reconcile net earnings to net cash provided by operating activities:
         Equity in earnings of subsidiaries                                       (3,981)       (2,748)      (1,707)
         Provision (credit) for loan loss reserves                                    19            17          (42)
         Deferred income tax (benefit) expense                                       (16)          (41)           7
         Compensation expense from awards of Class B stock and warrants               26           185           26
         Increase in accrued interest payable on debentures                          831           644          637
         Change in all other assets and liabilities, net                              81            24          135
         ----------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                   738           689          823
         ----------------------------------------------------------------------------------------------------------

         INVESTING ACTIVITIES
         Decrease in interest-earning time deposits with banks                         -             -          100
         Investment in subsidiaries, net                                         (15,500)       (4,000)      (9,018)
         Cash dividends received from subsidiaries                                   125         3,000            -
         Sale of loans to subsidiaries                                                 -             -        5,604
         Loan originations and principal repayments, net                          (3,738)       (3,368)       2,761
         ----------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                   (19,113)       (4,368)        (553)
         ----------------------------------------------------------------------------------------------------------

         FINANCING ACTIVITIES
         Net (decrease) increase in mortgage escrow funds payable                    (11)          157         (173)
         Proceeds from sale of debentures, net of issuance costs                  17,800             -            -
         Proceeds from issuance of common stock upon the exercise
             of stock warrants, net of issuance costs                                  -            83          622
         ----------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                17,789           240          449
         ----------------------------------------------------------------------------------------------------------

         Net (decrease) increase in cash and cash equivalents                       (586)       (3,439)         719
         Cash and cash equivalents at beginning of year                            1,447         4,886        4,167
         ----------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of year                                $   861       $ 1,447      $ 4,886
         ----------------------------------------------------------------------------------------------------------

         SUPPLEMENTAL DISCLOSURES
         Cash paid (received) during the year for:
            Interest                                                             $   202       $     -      $     -
            Income taxes                                                            (139)         (110)         142
         Noncash transactions:
            Accumulated other comprehensive income, change in
               subsidiary's unrealized gain (loss) on securities available for
               sale, net of tax                                                      363          (252)           -
            Conversion of debentures into Class A common stock                         -             -           70
            Issuance of common stock in exchange for common
              stock of minority stockholders of Subsidiary                             -             -            7
         ----------------------------------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

22.      Acquisition of Intervest Corporation of New York

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

         A summary of the Company's consolidated statement of earnings for 2000 follows:

                                                                                       Excluding       As
         ($ in thousands)                                                                ICNY       Reported
         ---------------------------------------------------------------------------------------------------
         Interest and dividend income                                                    $23,389     $31,908
         Interest expense                                                                 15,689      23,325
                                                                                   -------------------------
         Net interest and dividend income                                                  7,700       8,583
         Provision for loan loss reserves                                                    275         275
                                                                                   -------------------------
         Net interest and dividend income after provision for loan loss reserves           7,425       8,308
         Noninterest income                                                                  505         983
         Noninterest expenses                                                              3,830       4,568
                                                                                   -------------------------
         Earnings before taxes and extraordinary item                                      4,100       4,723
         Provision for income taxes                                                        1,621       1,909
         Extraordinary item, net of tax                                                        -        (206)
         ---------------------------------------------------------------------------------------------------
         Net earnings                                                                     $2,479      $2,608
         ---------------------------------------------------------------------------------------------------
         The  amounts  reported  in the table  above are  after  elimination  of intercompany revenue and expense.


         A pro forma summary of the Company's consolidated statement of earnings for 1999 follows indicated:

                                                                           Originally   Historical    Pro Forma
         ($ in thousands)                                                   Reported       ICNY      Adjustments    Adjusted
         --------------------------------------------------------------------------------------------------------------------
         Interest and dividend income                                        $15,058    $10,552   $ (109)(a)        $25,501
         Interest expense                                                      9,478      9,050     (109)(a)         18,419
                                                                           --------------------------------------------------
         Net interest and dividend income                                      5,580      1,502            -          7,082
         Provision for loan loss reserves                                        830          -            -            830
                                                                           --------------------------------------------------
         Net interest and dividend income
               after provision for loan loss reserves                          4,750      1,502            -          6,252
         Noninterest income                                                      456        444            -            900
         Noninterest expenses                                                  3,165        894            -          4,059
                                                                           --------------------------------------------------
         Earnings before taxes and change in accounting principle              2,041      1,052            -          3,093
         Provision for income taxes                                              718        480            -          1,198
         Cumulative effect of change in accounting principle, net of tax        (128)         -            -           (128)
         --------------------------------------------------------------------------------------------------------------------
         Net earnings                                                        $ 1,195    $   572   $        -        $ 1,767
         --------------------------------------------------------------------------------------------------------------------

         Basic earnings per share                                            $  0.48          -            -        $  0.47
         Diluted earnings per share                                          $  0.43          -            -        $  0.44

         Average number of common shares outstanding - Basic               2,510,293          -    1,250,000      3,760,293
         Average number of common shares outstanding - Diluted             2,770,118          -    1,250,000      4,020,118
         --------------------------------------------------------------------------------------------------------------------

         (a) Represents the elimination of certain intercompany interest income and expense.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

23.      Quarterly Financial Data (Unaudited)

         The condensed consolidated statements of earnings by quarter are as follows:

                                                                                      For the Year Ended December 31, 2001
                                                                                      ------------------------------------
                                                                                      First     Second      Third    Fourth
         ($ in thousands, except per share amounts)                                 Quarter    Quarter    Quarter   Quarter
         -------------------------------------------------------------------------------------------------------------------
         Interest and dividend income                                               $8,684     $8,404     $8,950     $9,424
         Interest expense                                                            6,621      6,055      6,014      6,024
                                                                                    ----------------------------------------
         Net interest and dividend income                                            2,063      2,349      2,936      3,400
         Provision for loan loss reserves                                                -        100        264        248
                                                                                    ----------------------------------------
         Net interest and dividend income after provision for loan loss reserves     2,063      2,249      2,672      3,152
         Noninterest income                                                            224        570        237        624
         Noninterest expenses                                                        1,324      1,329      1,313      1,337
                                                                                    ----------------------------------------
         Earnings before income taxes                                                  963      1,490      1,596      2,439
         Provision for income taxes                                                    382        612        667      1,049
         -------------------------------------------------------------------------------------------------------------------
         Net earnings                                                                $ 581      $ 878      $ 929     $1,390
         -------------------------------------------------------------------------------------------------------------------

         Basic earnings per share:                                                   $ .15      $ .23      $ .24      $ .35
         Diluted earnings per share:                                                 $ .15      $ .23      $ .24      $ .35
         -------------------------------------------------------------------------------------------------------------------



                                                                                      For the Year Ended December 31, 2000
                                                                                      ------------------------------------
                                                                                      First     Second      Third     Fourth
         ($ in thousands, except per share amounts)                                 Quarter    Quarter    Quarter    Quarter
         -------------------------------------------------------------------------------------------------------------------
         Interest and dividend income                                               $7,256     $7,658     $8,324     $8,670
         Interest expense                                                            5,412      5,552      5,943      6,418
                                                                                    ----------------------------------------
         Net interest and dividend income                                            1,844      2,106      2,381      2,252
         Provision (credit) for loan loss reserves                                     155         90         47        (17)
                                                                                    ----------------------------------------
         Net interest and dividend income
                after provision (credit) for loan loss reserves                      1,689      2,016      2,334      2,269
         Noninterest income                                                            162        178        338        305
         Noninterest expenses                                                        1,251      1,130      1,081      1,106
                                                                                    ----------------------------------------
         Earnings before income taxes and extraordinary item                           600      1,064      1,591      1,468
         Provision for income taxes                                                    210        427        662        610
         Extraordinary item, net of tax                                                  -       (206)         -          -
         -------------------------------------------------------------------------------------------------------------------
         Net earnings                                                                $ 390      $ 431      $ 929      $ 858
         -------------------------------------------------------------------------------------------------------------------

         Basic earnings per share:
            Earnings before extraordinary item                                       $ .10      $ .16      $ .24      $ .22
            Extraordinary item, net of tax                                               -       (.05)         -          -
         -------------------------------------------------------------------------------------------------------------------
            Net earnings per share                                                   $ .10      $ .11      $ .24      $ .22
         -------------------------------------------------------------------------------------------------------------------
         Diluted earnings per share:
            Earnings before extraordinary item                                       $ .10      $ .16      $ .24      $ .22
            Extraordinary item, net of tax                                               -       (.05)         -          -
         -------------------------------------------------------------------------------------------------------------------
            Net earnings per share                                                   $ .10      $ .11      $ .24      $ .22

         -------------------------------------------------------------------------------------------------------------------

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None
                                    PART III

Item 10.  Directors and Executive Officers

a. Directors. The information required by this item is contained under the section entitled "Election of Directors" in the Company's Proxy Statement for its 2002 Annual Meeting (the "Proxy Statement") and is incorporated herein by reference.

b.  Executive  Officers.  The information  required by this item is set forth in
    Part I of this report under the caption Item 4A "Executive Officers and Other Key Employees."

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents Filed as Part of this Report

      (1)    Financial   Statements:   See  Item  8  "Financial  Statements  and
             Supplementary Data"

      (2) Financial Statement Schedules: See Item 8 "Financial Statements and Supplementary Data"

      (3) Exhibits: The following exhibits are filed herein as part of this Form 10-K:

Exhibit No.                Description of Exhibit
-----------                ----------------------

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

3.2 Bylaws of the Company, incorporated by reference to the Registration Statement, wherein such document is identified as Exhibit 3.1.

Exhibit No.                Description of Exhibit
-----------                ----------------------

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

4.7 Form of Indenture between the Company and the Bank of New York, as Trustee, dated January 1, 2001, incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 2000, wherein such document is identified as Exhibit 4.7.

4.8 Form of Indenture between the Company, as Issuer, and State Street Bank and Trust Company of Connecticut, NA, as Trustee, dated as of December 18, 2001, related to the Company's Junior Subordinated Deferrable Interest Debentures.

12 Statement re: computation of ratios of earnings to fixed charges.

21                         Subsidiaries

23.1                       Consent of Independent Accountants.
23.2                       Consent of Independent Accountants.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

INTERVEST BANCSHARES CORPORATION
(Registrant)

By: /s/ Lowell S. Dansker                        Date:     February 27, 2002
    --------------------------------                  --------------------------
        Lowell S. Dansker, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Chairman of the Board, Executive Vice President and Director:

By: /s/ Jerome Dansker                           Date:     February 27, 2002
   -----------------------------------------          --------------------------
        Jerome Dansker

President, Treasurer and Director
(Principal Executive, Financial and Accounting Officer):

By: /s/ Lowell S. Dansker                        Date:     February 27, 2002
     -------------------------------                  --------------------------
        Lowell S. Dansker

Vice President, Secretary and Director:

By: /s/ Lawrence G. Bergman                      Date:     February 27, 2002
   -----------------------------------------          --------------------------
        Lawrence G. Bergman

Directors:

By: /s/ Michael A. Callen                        Date:     February 27, 2002
    --------------------------------                  --------------------------
        Michael A. Callen

By: /s/ Wayne F. Holly                           Date:     February 27, 2002
    ----------------------------------------          --------------------------
        Wayne F. Holly

By: /s/ Edward J. Merz                           Date:     February 27, 2002
    ----------------------------------------          --------------------------
        Edward J. Merz

By: /s/ Lawton Swan, III                         Date:     February 27, 2002
    --------------------------------                  --------------------------
        Lawton Swan, III

By: /s/ Thomas E. Willett                        Date:     February 27, 2002
    --------------------------------                  --------------------------
        Thomas E. Willett

By: /s/ David J. Willmott                        Date:     February 27, 2002
    --------------------------------                  --------------------------
        David J. Willmott

By: /s/ Wesley T. Wood                           Date:     February 27, 2002
    ----------------------------------------          --------------------------
        Wesley T. Wood