Form 10-Q
period 2002-03-31
INTERVEST BANCSHARES CORP
filed 2002-05-03
CIK 927807

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2002
                                                 --------------

                          Commission File No. 000-23377

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                                 13-3699013
-----------------------------                                -------------------
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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES XX NO __.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                                    Shares Outstanding:
--------------------                                    -------------------

Class A Common Stock, $1.00 par value per share         3,566,129 Outstanding at
-----------------------------------------------         ------------------------
                                                        April 18, 2002
                                                        --------------

Class B Common Stock, $1.00 par value per share         355,000  Outstanding  at
-----------------------------------------------         ------------------------
                                                        April 18, 2002
                                                        --------------

================================================================================


                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                                 March 31, 2002

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                                   Page

     Item 1.      Financial Statements

         Condensed Consolidated Balance Sheets
            as of March 31, 2002 (Unaudited) and December 31, 2001.............................................................    2

         Condensed Consolidated Statements of Earnings (Unaudited)
            for the Quarters Ended March 31, 2002 and 2001.....................................................................    3

         Condensed Consolidated Statements of Comprehensive Income (Unaudited)
            for the Quarters Ended March 31, 2002 and 2001 ....................................................................    4

         Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
            for the Quarters Ended March 31, 2002 and 2001.....................................................................    5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Quarters Ended March 31, 2002 and 2001.....................................................................    6

         Notes to Condensed Consolidated Financial Statements (Unaudited) .....................................................    7

         Review by Independent Certified Public Accountants ...................................................................   10

         Report on Reviews by Independent Certified Public Accountants ........................................................   11

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations .....................................................................   13

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk...................................................   20

  PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings............................................................................................   20

     Item 2.      Changes in Securities and Use of Proceeds....................................................................   20

     Item 3.      Defaults Upon Senior Securities..............................................................................   20

     Item 4.      Submission of Matters to a Vote of Security Holders..........................................................   20

     Item 5.      Other Information............................................................................................   21

     Item 6.      Exhibits and Reports on Form 8-K ............................................................................   21

Signatures.....................................................................................................................   21

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


                Intervest Bancshares Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                                                                              (Unaudited)
                                                                                               At Mar 31,         At Dec 31,
($ in thousands, except par value)                                                               2002               2001
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                            $ 7,786            $ 4,714
Federal funds sold                                                                                  16,713              6,345
Commercial paper                                                                                    16,050             12,400
Other short-term investments                                                                         1,232                950
                                                                                              --------------------------------
    Total cash and cash equivalents                                                                 41,781             24,409
Time deposits with banks                                                                               150                250
Securities available for sale at estimated fair value                                                6,146              6,192
Securities held to maturity, net (estimated fair value of $94,898 and $99,404, respectively)        95,012             99,157
Federal Reserve Bank stock, at cost                                                                  1,104                654
Loans receivable (net of allowance for loan losses of $3,833 and $3,380, respectively)             401,222            365,146
Accrued interest receivable                                                                          3,767              3,202
Loan fees receivable                                                                                 3,095              2,679
Premises and equipment, net                                                                          6,412              6,042
Deferred income tax asset                                                                            1,411              1,236
Deferred debenture offering costs                                                                    3,603              3,396
Other assets                                                                                           267                259
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                      $563,970           $512,622
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing demand deposit accounts                                                        $ 5,972            $ 5,550
Interest-bearing deposit accounts:
      Checking (NOW) accounts                                                                       11,056             10,204
      Savings accounts                                                                              28,972             24,624
      Money market accounts                                                                        111,259             80,594
      Certificate of deposit accounts                                                              246,760            241,465
                                                                                              --------------------------------
Total deposit accounts                                                                             404,019            362,437
Subordinated debentures payable                                                                     79,180             73,430
Guaranteed preferred beneficial interest in junior subordinated debentures                          15,000             15,000
Note payable                                                                                           275                  -
Accrued interest payable on all debentures                                                          12,474             11,480
Accrued interest payable on deposits                                                                   797                817
Mortgage escrow funds payable                                                                        7,085              4,253
Official checks outstanding                                                                          1,603              3,219
Other liabilities                                                                                    1,838              1,591
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                  522,271            472,227
------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                 -                  -
Class A common stock ($1.00 par value, 9,500,000 shares authorized,
    3,556,129 and 3,544,629 shares issued and outstanding, respectively )                            3,556              3,545
Class B common stock ($1.00 par value, 700,000 shares authorized,
    355,000 shares issued and outstanding)                                                             355                355
Additional paid-in-capital, common                                                                  19,072             19,001
Retained earnings                                                                                   18,631             17,383
Accumulated other comprehensive income:
    Net unrealized gain on securities available for sale, net of tax                                    85                111
------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                          41,699             40,395
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                        $563,970           $512,622
------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.


                Intervest Bancshares Corporation and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                                                          Quarter Ended
                                                                                                            March 31,
                                                                                                    --------------------------
($ in thousands, except per share data)                                                                   2002          2001
------------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                                                         $8,820        $6,603
Securities                                                                                                  842         1,496
Other interest-earning assets                                                                                49           585
------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                                                        9,711         8,684
------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                                                  3,922         4,606
Federal funds purchased                                                                                       2             -
Subordinated debentures                                                                                   1,773         2,015
Junior debentures - capital securities                                                                      374             -
Note payable                                                                                                  2             -
------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                                    6,073         6,621
------------------------------------------------------------------------------------------------------------------------------

Net interest and dividend income                                                                          3,638         2,063
Provision for loan loss reserves                                                                            346             -
------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income after provision for loan loss reserves                                   3,292         2,063
------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                                                                                        35            38
Income from mortgage lending activities                                                                     239           183
All other                                                                                                     -             3
------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                                    274           224
------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                                                                              716           626
Occupancy and equipment, net                                                                                315           304
Data processing                                                                                             118            35
Advertising and promotion                                                                                     7             8
Professional fees and services                                                                               80            97
Stationery, printing and supplies                                                                            33            33
Postage and delivery                                                                                         24            22
FDIC and general insurance                                                                                   42            45
All other                                                                                                   127           154
------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                                                1,462         1,324
------------------------------------------------------------------------------------------------------------------------------
Earnings before taxes                                                                                     2,104           963
Provision for income taxes                                                                                  856           382
------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                             $1,248          $581
------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                                                                  $0.32        $ 0.15
Diluted earnings per share                                                                                $0.30        $ 0.15
------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.



                Intervest Bancshares Corporation and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                                                                           Quarter Ended
                                                                                                             March 31,
                                                                                                       ----------------------
($ in thousands)                                                                                          2002           2001
------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                             $1,248          $581
------------------------------------------------------------------------------------------------------------------------------
Net unrealized (losses) gains on securities available for sale                                              (46)          499
Provision for income taxes related to unrealized (losses) gains
   on securities available for sale                                                                         (20)          188
------------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax                                                               (26)          311
------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income, net of tax                                                                   $1,222          $892
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                       Quarter Ended
                                                                                                          March 31,
                                                                                                 -----------------------------
                                                                                                     2002           2001
------------------------------------------------------------------------------------------------------------------------------
CLASS A COMMON STOCK
Balance at beginning of period                                                                     $ 3,545        $ 3,545
Issuance of 11,500 shares upon the exercise of warrants in 2002                                         11              -
------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                             3,556          3,545
------------------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
------------------------------------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                                                 355            355
------------------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                                      19,001         18,975
Compensation related to issuance of Class B stock warrants                                               6              6
Issuance of 11,500 shares upon the exercise of Class A stock warrants in 2002                           65              -
------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                            19,072         18,981
------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                                                      17,383         13,605
Net earnings for the period                                                                          1,248            581
------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                            18,631         14,186
------------------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period                                                                         111           (252)
Net change in accumulated other comprehensive (loss) income, net                                       (26)           311
------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                85             59
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity at end of period                                                        $41,699        $37,126
------------------------------------------------------------------------------------------------------------------------------

 See accompanying notes to condensed consolidated financial statements.




                Intervest Bancshares Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                 Quarter Ended
                                                                                                                   March 31,
                                                                                                          --------------------------
   ($ in thousands)                                                                                          2002             2001
------------------------------------------------------------------------------------------------------------------------------------
   OPERATING ACTIVITIES
   Net earnings                                                                                           $  1,248         $    581
   Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization                                                                               151              114
   Provision for loan loss reserves                                                                            346                -
   Deferred income tax (benefit) expense                                                                      (155)               4
   Amortization of deferred debenture offering costs                                                           218              176
   Compensation expense from awards of common stock warrants                                                     6                6
   Amortization of premiums, fees and discounts, net                                                          (280)            (394)
   Net increase in accrued interest payable on debentures                                                      994              553
   Net decrease in official checks outstanding                                                              (1,616)            (505)
   Net decrease in all other assets and liabilities                                                            663              692
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                                 1,575            1,227
------------------------------------------------------------------------------------------------------------------------------------

   INVESTING ACTIVITIES
   Maturities and calls of securities held to maturity                                                      18,000            9,096
   Maturities and calls of securities available for sale                                                         -           37,194
   Maturities of interest-earning time deposits with banks                                                     100                -
   Purchases of securities held to maturity                                                                (14,158)          (5,077)
   Net increase in loans receivable                                                                        (36,989)         (10,340)
   Purchases of Federal Reserve Bank stock, net                                                               (450)             (34)
   Purchases of premises and equipment, net                                                                   (521)             (74)
------------------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by investing activities                                                     (34,018)          30,765
------------------------------------------------------------------------------------------------------------------------------------

   FINANCING ACTIVITIES
   Net increase in demand, savings, NOW and money market deposits                                           36,287            5,258
   Net increase (decrease) in certificates of deposit                                                        5,295           (3,675)
   Net increase in mortgage escrow funds payable                                                             2,832            1,444
   Principal repayments of debentures                                                                            -           (1,400)
   Proceeds from issuance of debentures, net of issuance costs                                               5,325            3,244
   Proceeds from issuance of common stock                                                                       76                -
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                                49,815            4,871
------------------------------------------------------------------------------------------------------------------------------------
   Net increase in cash and cash equivalents                                                                17,372           36,863
   Cash and cash equivalents at beginning of period                                                         24,409           42,938
------------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                                             $ 41,781         $ 79,801
------------------------------------------------------------------------------------------------------------------------------------

   SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
      Interest                                                                                            $  4,880         $  5,887
      Income taxes                                                                                           1,000              557
   Noncash activities:
      Accumulated other comprehensive income,
         change in unrealized (loss) gain on securities available for sale, net of tax                         (26)             311
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

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 1 - General

The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiaries in this report have not been audited except for the information derived from the audited Consolidated Balance Sheet as of December 31, 2001. The financial statements in this report should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

The condensed consolidated financial statements include the accounts of Intervest Bancshares Corporation (a bank holding company referred to by itself as the "Holding Company") and its subsidiaries, Intervest National Bank (the
Bank), Intervest Corporation of New York and Intervest Statutory Trust I. The Holding Company and its subsidiaries are referred to as the "Company" on a consolidated basis. The Holding Company's primary business activity is the ownership of the aforementioned subsidiaries.

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

Intervest Statutory Trust I was formed in December 2001 for the sole purpose of issuing $15,000,000 of capital securities as more fully described in note 9 to the consolidated financial statements in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

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

Activity in the allowance for loan loss reserves for the periods indicated is summarized as follows:

                                                                                                           Quarter Ended
                                                                                                              March 31,
                                                                                                    --------------------------
($ in thousands)                                                                                        2002            2001
------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                                         $3,380          $2,768
Provision charged to operations                                                                           346               -
Recoveries of previous chargeoffs (1)                                                                     107               -
------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                               $3,833          $2,768
------------------------------------------------------------------------------------------------------------------------------

(1) The amount for the quarter ended March 31, 2002 represents proceeds received from the sale of collateral from a loan which was charged off prior to 1997.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 2 - Allowance for Loan Loss Reserves, Continued

At March 31, 2002, a commercial real estate loan with a principal balance of $1,243,000 was on nonaccrual status and consider impaired under the criteria of SFAS No.114. Interest income that was not accrued on this loan under its contractual terms amounted to $31,000 in the first quarter of 2002. The average balance of the impaired loan in the first quarter of 2002 was $1,243,000. At March 31, 2002, there was a $150,000 valuation allowance allocated to this impaired loan and included in the overall allowance for loan loss reserves. There were no nonaccrual or impaired loans in the first quarter of 2001.In April 2002, the property collateralizing this loan was acquired through foreclosure and transferred to Foreclosed Real Estate at estimated fair value less estimated selling costs. A loan charge off of $150,000 was recorded in April against the allowance for loan loss reserves in connection with this transfer. The property is actively being marketed for sale.

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

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                                                           Quarter Ended
                                                                                                              March 31,
                                                                                                     -------------------------
                                                                                                        2002           2001
------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net earnings                                                                                         $1,248,000       $581,000
Average number of common shares outstanding                                                           3,901,290      3,899,629
------------------------------------------------------------------------------------------------------------------------------
  Basic net earnings per share                                                                            $0.32          $0.15
------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
Adjusted net earnings for diluted earnings per share computation (2)                                 $1,248,000       $581,000
Average number of common shares outstanding for dilution:
  Common shares outstanding per above                                                                 3,901,290      3,899,629
  Potential dilutive shares resulting from exercise of warrants (1)                                     263,944              -
  Potential dilutive shares resulting from conversion of debentures (2)                                       -              -
                                                                                                    ------------ -------------
  Total average number of common shares outstanding                                                   4,165,234      3,899,629
-----------------------------------------------------------------------------------------------------------------------------
  Diluted net earnings per share                                                                          $0.30          $0.15
------------------------------------------------------------------------------------------------------------------------------

(1) A total of 1,134,000 of common stock warrants with exercise prices of $10.00 and $10.01 were not considered in the quarterly computation of diluted EPS for 2002 because their exercise price per share exceeded the average market price of Class A common stock during the quarter and as a result, they were not dilutive. Similarly, a total of 2,650,000 of common stock warrants with exercise prices ranging from $6.67 to $16.00 were not included in the quarterly computation of diluted EPS for 2001 because they were not dilutive.

(2) Convertible debentures totaling $6,930,000 and convertible (at $10.01 per share in 2002 and $14.00 per share in 2001) into Class A common stock were not considered in any of the diluted EPS computations because they were not dilutive.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Regulatory Capital

Intervest National Bank is required to maintain certain minimum regulatory capital requirements.

The following is a summary at March 31, 2002 of the minimum regulatory capital requirements and the actual capital of the Bank on a percentage basis:

                                                              Actual            Minimum                  To Be Considered
                                                              Ratios            Requirement              Well Capitalized
                                                              ------            -----------              ----------------

Total capital to risk-weighted assets                         13.87%               8.00%                      10.00%
Tier 1 capital to risk-weighted assets                        12.83%               4.00%                       6.00%
Tier 1 capital to total average assets - leverage ratio       10.68%               4.00%                       5.00%

                Intervest Bancshares Corporation and Subsidiaries

               Review by Independent Certified Public Accountants

     Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

     Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

HACKER, JOHNSON & SMITH PA
================================================================================
Fort Lauderdale                                     Certified Public Accountants
Orlando
Tampa



          Report on Review by Independent Certified Public Accountants



The Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

     We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of March 31, 2002, and the related condensed consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2002 and 2001, included in this report. These financial statements are the responsibility of the Company's management.

     We were furnished with the report of other accountants on their reviews of the interim financial information of Intervest Corporation of New York, whose total assets as of March 31, 2002 constituted 15.7% of the related consolidated total, and whose net interest income, noninterest income and net earnings for the three-month period then ended, constituted 13.5%, 25.2%, and 21.2%, respectively, and whose net interest income, noninterest income and net loss for the three-month period ended March 31, 2001, constituted 2.9%, 17.0% and 9.5%, respectively, of the related consolidated totals.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ HACKER, JOHNSON & SMITH PA
------------------------------
HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 25, 2002

Eisner                                         Richard A. Eisner & Company,  LLP
                                               Accountants and Consultants

                                               575 Madison Avenue
                                               New York, NY 10022-2597
                                               Tel 212.355.1700 Fax 212.355.2414
Board of Directors and Stockholder             www.eisnerllp.com
Intervest Corporation of New York
New York, New York:


          Report on Review by Independent Certified Public Accountants

     We have reviewed the condensed consolidated balance sheet of Intervest Corporation of New York and Subsidiaries (the "Company") as of March 31, 2002, and the related condensed consolidated statements of operations, changes in stockholder's equity and cash flows for the three-month periods ended March 31, 2002 and 2001 (all of which are not presented herein). These financial statements are the responsibility of the Company's management.

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

     We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended (not presented herein), and in our report dated January 21, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ Richard A. Eisner & Company, LLP
------------------------------------
Richard A. Eisner & Company, LLP
New York, New York
April 25, 2002

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     General

Intervest Bancshares Corporation has three wholly owned subsidiaries - Intervest National Bank, Intervest Corporation of New York and Intervest Statutory Trust I (hereafter referred to collectively as the "Company" on a consolidated basis). Intervest Bancshares Corporation and Intervest National Bank may be referred to individually as the "Holding Company" and the "Bank," respectively.

The Holding Company's primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. From time to time, the Holding Company sells debentures to raise funds for working capital purposes.

The Bank is a nationally chartered, full-service commercial bank that has its headquarters and full-service banking office in Rockefeller Center, in New York City, and a total of five full-service banking offices in Clearwater and Pinellas County, Florida. The Bank conducts a personalized commercial and consumer banking business, which consists of attracting deposits from the areas served by its banking offices. It also provides internet banking services through its web site: www.intervestnatbank.com, which can attract deposit customers from outside its primary market areas. The deposits, together with funds derived from other sources, are used to originate a variety of real estate, commercial and consumer loans and to purchase investment securities. The Bank emphasizes multifamily and commercial real estate lending.

Intervest Corporation of New York and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation, is a mortgage investment company located in Rockefeller Center in New York City. It is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. The subsidiaries are nonoperating entities that provide administrative services to Intervest Corporation of New York.

Intervest Statutory Trust I was formed in December 2001 in connection with the issuance of $15,000,000 of Capital Securities. For a further discussion, See the section entitled "Debentures Payable and Accrued Interest Payable on Debentures" on page 30 of the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

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

The Company's profitability is also affected by the level of its noninterest income and expenses, the provision for loan loss reserves, and its effective income tax rate. Noninterest income consists primarily of loan and other banking fees. Noninterest expense consists of compensation and benefits, occupancy and equipment related expenses, data processing expenses, advertising expense, deposit insurance premiums and other operating expenses. The Company's profitability is also significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. Since the properties underlying the Company's mortgages are concentrated in the New York City area and the State of Florida, the economic conditions in those areas can also have an impact on the Company's operations. While none of the properties underlying these mortgages were directly impacted by the terrorist act of September 11, 2001, it is impossible to predict the impact such events will have on real estate generally in the City of New York.

    Comparison of Financial Condition at March 31, 2002 and December 31, 2001
    -------------------------------------------------------------------------

Overview
--------

Total assets at March 31, 2002 increased to $563,970,000, from $512,622,000 at December 31, 2001. Total liabilities at March 31, 2002 increased to $522,271,000, from $472,227,000 at December 31, 2001. Stockholders' equity increased to $41,699,000 at March 31, 2002,  from  $40,395,000 at year-end 2001.
Book value per common share rose to $10.66 per share at March 31, 2002, from $10.36 at December 31, 2001.

Selected balance sheet information for the Holding Company and its subsidiaries as of March 31, 2002 follows:

                                                                                 Intervest
                                                                    Intervest   Corporation    Intervest      Inter-
($ in thousands)                                         Holding     National   of New York    Statutory     Company
                                                         Company         Bank                    Trust I    Balances    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                              $   1,564    $  23,395    $  18,953        $   -   $  (2,131)   $  41,781
Time deposits with banks                                       -          150            -            -           -          150
Securities available for sale                                  -        6,146            -            -           -        6,146
Securities held to maturity, net                               -       95,012            -       15,464     (15,464)      95,012
Federal Reserve Bank stock                                     -        1,104            -            -           -        1,104
Loans receivable, net of deferred fees                     9,587      328,643       66,825            -           -      405,055
Allowance for loan loss reserves                             (49)      (3,748)         (36)           -           -       (3,833)
Investment in subsidiaries                                58,158            -            -            -     (58,158)           -
All other assets                                           1,507       13,228        4,030          441        (651)      18,555
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                           $  70,767    $ 463,930    $  89,772    $  15,905   $ (76,404)   $ 563,970
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                                   $   -    $ 406,190        $   -        $   -   $  (2,171)   $ 404,019
Subordinated debentures payable                           25,894            -       68,750            -     (15,464)      79,180
Junior debentures payable-capital securities                   -            -            -       15,000           -       15,000
Note payable                                                   -          275            -            -           -          275
Accrued interest payable on all debentures                 2,933            -        9,554          428        (441)      12,474
All other liabilities                                        241        9,882        1,357           13        (170)      11,323
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                         29,068      416,347       79,661       15,441     (18,246)     522,271
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                      41,699       47,583       10,111          464     (58,158)      41,699
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $  70,767    $ 463,930    $  89,772    $  15,905   $ (76,404)   $ 563,970
------------------------------------------------------------------------------------------------------------------------------------


A comparison of the consolidated balance sheets as of March 31, 2002 and December 31, 2001 follows:


                                                                                At March 31, 2002           At December 31, 2001
                                                                                -----------------           --------------------
                                                                            Carrying       % of           Carrying        % of
($ in thousands)                                                              Value     Total Assets        Value     Total Assets
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                    $ 41,781          7.4%       $ 24,409          4.8%
Time deposits with banks                                                          150          0.1             250          0.1
Securities available for sale at estimated fair value                           6,146          1.1           6,192          1.2
Securities held to maturity, net                                               95,012         16.8          99,157         19.3
Federal Reserve Bank stock                                                      1,104          0.2             654          0.1
Loans receivable, net of deferred fees and loan loss reserves                 401,222         71.1         365,146         71.2
All other assets                                                               18,555          3.3          16,814          3.3
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $563,970        100.0%       $512,622        100.0%
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                                                     $404,019         71.6%       $362,437         70.7%
Subordinated debentures payable                                                79,180         14.0          73,430         14.3
Junior debentures payable-capital securities                                   15,000          2.7          15,000          2.9
Note payable                                                                      275          0.1               -          -
Accrued interest payable on all debentures                                     12,474          2.2          11,480          2.3
All other liabilities                                                          11,323          2.0           9,880          1.9
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                             522,271         92.6         472,227         92.1
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                           41,699          7.4          40,395          7.9
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                   $563,970        100.0%       $512,622        100.0%
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents increased to $41,781,000 at March 31, 2002, from $24,409,000 at December 31, 2001, due to a higher level of overnight federal funds and short-term commercial paper investments outstanding. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Securities Available for Sale
-----------------------------

Securities available for sale amounted to $6,146,000 at March 31, 2002, compared to $6,192,000 at December 31, 2001. At March 31, 2002, the portfolio had an unrealized gain, net of tax, of $85,000, compared to $111,000 at December 31, 2001. Unrealized gains and losses on securities available for sale, net of related income taxes, are reported as a separate component of comprehensive income and included in stockholders' equity.

Securities Held to Maturity
---------------------------

Securities held to maturity amounted to $95,012,000 at March 31, 2002, compared to $99,157,000 at December 31, 2001. The decrease was due to maturities exceeding new purchases during the quarter.

Federal Reserve Bank Stock
--------------------------

In order for the Bank to be a member of the Federal Reserve Banking System, the Bank maintains an investment in the capital stock of the Federal Reserve Bank, which pays a dividend that is currently 6%. The investment, which amounted to $1,104,000 at March 31, 2002 and $654,000 at December 31, 2001, fluctuates based on the Bank's capital level.

Loans Receivable, Net of Deferred Fees and Loan Loss Reserves
-------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan loss reserves, increased to $401,222,000 at March 31, 2002, from $365,146,000 at December 31,
2001. The growth reflected new originations of commercial real estate and multifamily mortgage loans, partially offset by principal repayments. Commercial real estate and multifamily real estate properties collateralized almost all of the loans in the Company's loan portfolio.

At March 31, 2002, the allowance for loan loss reserves amounted to $3,833,000, compared to $3,380,000 at December 31, 2001. The allowance represented 0.95% of total loans (net of deferred fees) outstanding at March 31, 2002, compared to 0.92% at December 31, 2001. The Company monitors its loan portfolio to determine the appropriate level of the allowance for loan loss reserves based on various factors. These factors include: the type and level of loans outstanding; volume of loan originations; overall portfolio quality; loan concentrations; specific problem loans, historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's assessment of the current and anticipated economic conditions in the Company's lending regions. The increase in the allowance was due to a provision for loan losses of $346,000 (primarily due to loan growth) and a $107,000 recovery from the sale of collateral from a loan which was charged off prior to 1997.

At March 31, 2002, a commercial real estate loan with a principal balance of $1,243,000 was on nonaccrual status and considered impaired under the criteria of SFAS No.114. Interest income that was not accrued on this loan under its contractual terms amounted to $31,000 in the first quarter of 2002. The average balance of the impaired loan in the first quarter of 2002 was $1,243,000. At March 31, 2002, there was a $150,000 valuation allowance allocated to this impaired loan and included in the overall allowance for loan loss reserves. There were no nonaccrual or impaired loans in the first quarter of 2001.In April 2002, the property collateralizing this loan was acquired through foreclosure and transferred to Foreclosed Real Estate at estimated fair value less estimated selling costs. A loan charge off of $150,000 was recorded in April against the allowance for loan loss reserves in connection with this transfer. The property is actively being marketed for sale.

All Other Assets
----------------

The following table sets forth the composition of all other assets in the table on page 14:

                                                At March 31,     At December 31,
                                                ------------     ---------------
($ in thousands)                                   2002               2001
--------------------------------------------------------------------------------
Accrued interest receivable                      $ 3,767            $ 3,202
Loans fee receivable                               3,095              2,679
Premises and equipment, net                        6,412              6,042
Deferred income tax asset                          1,411              1,236
Deferred debenture offering costs, net             3,603              3,396
All other                                            267                259
--------------------------------------------------------------------------------
                                                 $18,555            $16,814
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

Premises and equipment increased due to the purchase ($375,000) of property by the Bank that is across from its Court Street branch office in Florida. This property was purchased primarily to provide additional parking for the branch.

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

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The increase was due to additional costs incurred with the sale of new debentures in 2002 by Intervest Corporation of New York, partially offset by normal amortization.

Deposit Liabilities
-------------------

Deposit liabilities increased to $404,019,000 at March 31, 2002, from $362,437,000 at December 31, 2001, primarily reflecting a $30,665,000 increase in money market accounts. At March 31, 2002, certificate of deposit accounts totaled $246,760,000 and demand deposit, savings, NOW and money market accounts aggregated $157,259,000. The same categories of deposit accounts totaled $241,465,000 and $120,972,000, respectively, at December 31, 2001. Certificate of deposit accounts represented 61% of total deposits at March 31, 2002, compared to 67% at year-end 2001.

Debentures Payable and Related Accrued Interest Payable
-------------------------------------------------------

At March 31, 2002, debentures payable amounted to $79,180,000, compared to $73,430,000 at year-end 2001. The increase was due to the sale in the first quarter of additional debentures (Series 1/17/02 maturing at various times through October 1, 2009) by Intervest Corporation of New York totaling $5,750,000 (as part of its normal funding of its mortgage loan originations). The sale of the debentures, after underwriter's commissions and other issuance costs, resulted in net proceeds of $5,325,000.

At March 31, 2002, Intervest Corporation of New York had $68,750,000 principal amount of debentures payable outstanding and the Holding Company had $10,430,000 principal amount of debentures payable outstanding, of which $6,930,000 were convertible into the Holding Company's Class A common stock. At March 31, 2002 and December 31, 2001, the Holding Company, through its wholly owned subsidiary Intervest Statutory Trust I, has Trust Preferred Securities (Junior Debentures Payable) totaling $15,000,000 that qualify as regulatory capital. In the first quarter of 2002, Intervest Corporation of New York notified holders of its Series 06/28/99 debentures due July 1, 2002 that those debentures would be redeemed on April 1, 2002. On such date, those debentures were redeemed for a total of $3,086,000, which is comprised of $2,500,000 of principal and $586,000 of accrued interest.

At March 31, 2002, accrued interest payable on all debentures amounted to $12,474,000, compared to $11,480,000 at year-end 2001. Nearly all of the accrued interest payable is due and payable at the maturity of various debentures. For a further discussion of all the debentures, including conversion prices and redemption premiums, see notes 7 and 9 to the consolidated financial statements included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

Note Payable
------------

In connection with the purchase of property by the Bank that is across from its Court Street branch office in Florida as described above, the Bank issued a note payable to the seller for $275,000. The note matures in February of 2017 and calls for monthly payments of principal and interest at 7% per annum.

All Other Liabilities
---------------------

The following table shows the composition of all other liabilities in the table on page 14:

                                                At March 31,     At December 31,
($ in thousands)                                   2002               2001
--------------------------------------------------------------------------------
Mortgage escrow funds payable                   $ 7,085             $4,253
Official checks outstanding                       1,603              3,219
Accrued interest payable on deposits                797                817
Income taxes payable                                784                772
All other                                         1,054                819
--------------------------------------------------------------------------------
                                                $11,323             $9,880
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

Stockholders' Equity and Regulatory Capital
-------------------------------------------

Stockholders'   equity   increased  to  $41,699,000  at  March  31,  2002,  from
$40,395,000 at December 31, 2001. The increase was due to net earnings of $1,248,000, the issuance of 11,500 shares of common stock upon the exercise of Class A common stock warrants for total proceeds of $76,000, and a $26,000 decrease in unrealized gains, net of tax, on securities available for sale.

The Bank is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding which would change the Bank's designation as a well-capitalized institution. See note 4 to the condensed consolidated financial statements in this report for the Bank's capital ratios.


                         Liquidity and Capital Resources
                         -------------------------------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment funding commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of retail deposits obtained through the Bank's offices, satisfactions and repayments of loans, the maturities and calls of securities, and cash provided by operating activities. The Company may also borrow funds through the federal funds market or sale of debentures. For information about the cash flows from the Company's operating, investing and financing activities, see the condensed consolidated statements of cash flows in this report.

At March 31, 2002, the Company's total commitment to lend aggregated approximately $53,000,000. Based on its cash flow projections, the Company believes that it can fund all of its outstanding commitments from the aforementioned sources of funds.

                               Interest Rate Risk
                               ------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The primary objective of the Company's asset/liability management strategy is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. At March 31, 2002, the Company's one-year interest-rate sensitivity gap was a positive $41,243,000, or 7.3% of total assets, compared to a positive $31,738,000, or 6.2%, at December 31, 2001. In computing the gap, the Company treats its interest checking, money market and savings deposit accounts as immediately repricing. For a further discussion of interest rate risk and gap analysis, including all of the assumptions used in developing the Company's one-year gap position, see the Company's 2001 Annual Report to Stockholders on Form 10-K, pages 31 and 32.

              Comparison of Results of Operations for the Quarters
              ----------------------------------------------------
                          Ended March 31, 2002 and 2001
                          -----------------------------

Overview
--------

Consolidated net earnings in the first quarter of 2002 increased 115% to $1,248,000, or $0.30 per fully diluted share, from $581,000, or $0.15 per fully diluted share, in the first quarter of 2001. The growth was due to an increase of $1,575,000 in net interest and dividend income resulting from an increase in mortgage loans and lower interest expense. These items were partially offset by a higher provision for income taxes of $474,000 and a provision for loan losses of $346,000, largely due to loan growth during the quarter.

Selected information regarding results of operations for the Holding Company and its subsidiaries for the first quarter of 2002 follows:

                                                                                      Intervest
                                                                        Intervest   Corporation   Intervest      Inter-
                                                              Holding    National        of New   Statutory     Company
($ in thousands)                                              Company        Bank          York     Trust I    Balances Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                  $   244      $ 7,523      $ 1,981     $   382     $  (419)     $ 9,711
Interest expense                                                  668        3,963        1,491         370        (419)       6,073
                                                              ----------------------------------------------------------------------
Net interest and dividend (expense) income                       (424)       3,560          490          12           -        3,638
Provision for loan loss reserves                                    -          328           18           -           -          346
Noninterest income                                                 50          205          338           -        (319)         274
Noninterest expenses                                               91        1,358          320          12        (319)       1,462
                                                              ----------------------------------------------------------------------
Earnings (loss) before taxes                                     (465)       2,079          490           -           -        2,104
Provision (credit) for income taxes                              (213)         844          225           -           -          856
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                           $  (252)     $ 1,235      $   265         $ -        $  -      $ 1,248
------------------------------------------------------------------------------------------------------------------------------------
Dividends received (paid) (1)                                 $   375      $  (375)        $  -         $ -        $  -         $  -
------------------------------------------------------------------------------------------------------------------------------------

(1) The Bank pays a monthly dividend of $125,000 to the Holding Company in order to provide funds for the debt service on the Junior Debentures-Capital Securities (the proceeds of which were contributed to the Bank as capital in December 2001).

Net Interest and Dividend Income
--------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest and dividend income increased to $3,638,000 in the first quarter of 2002, from $2,063,000 in the first quarter of 2001. The increase was attributable to growth of $97,145,000 in the Company's average interest-earning assets and an increase in the net interest margin from 2.01% in the first quarter of 2001, to 2.87% in the first quarter of 2002.

The growth in earning assets was due to $117,090,000 in new mortgage loans. The loans were funded by $61,908,000 of new deposits, $28,598,000 of additional borrowed funds and a net reduction in security and other short-term investments aggregating $19,945,000.

The increase in the margin was due to the Company's cost of funds decreasing at a faster pace than its yield earned on interest-earning assets in a declining interest rate environment. The yield on interest-earning assets decreased 79 basis points to 7.67% in the first quarter of 2002 due to lower rates on new mortgage loans originated, and lower yields earned on security and other short-term investments. The cost of funds decreased 183 basis points to 5.25% in the first quarter of 2002 primarily due to lower rates paid on deposit accounts and rate decreases on floating-rate debentures. The floating-rate debentures are indexed to the JPMorgan Chase Bank prime rate, which decreased by a total 475 basis points from January 2001 to March 2002.

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


                                                                                  Quarter Ended
                                                  ----------------------------------------------------------------------------------
                                                               March 31, 2002                        March 31, 2001
                                                  ----------------------------------------------------------------------------------
                                                       Average      Interest   Yield/          Average     Interest   Yield/
($ in thousands)                                       Balance     Inc./Exp.    Rate           Balance     Inc./Exp.   Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans                                               $387,397      $8,820    9.23%           $270,307      $6,603    9.91%
   Securities                                           114,764         842    2.98             102,832       1,496    5.90
   Other interest-earning assets                         11,043          49     1.80             42,920         585    5.53
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                           513,204      $9,711    7.67%            416,059      $8,684    8.46%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                               14,100                                  12,312
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                           $527,304                                $428,371
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest checking deposits                           $ 9,563        $ 61    2.60%            $ 6,960        $ 53    3.09%
   Savings deposits                                      26,841         192    2.90              16,308         208    5.17
   Money market deposits                                 89,227         636    2.89              57,595         755    5.32
   Certificates of deposit                              241,773       3,033    5.09             224,633       3,590    6.48
------------------------------------------------------------------------------------------------------------------------------------
Total deposit accounts                                  367,404       3,922    4.33             305,496       4,606    6.11
------------------------------------------------------------------------------------------------------------------------------------
   Federal funds purchased                                  344           2    1.96                   -           -       -
   Debentures and related interest payable               86,652       1,773    8.30              73,542       2,015   11.11
   Junior debentures - capital securities                15,000         374   10.10                   -           -       -
   Note payable                                             144           2    6.91                   -           -       -
------------------------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                    102,140       2,151    8.54              73,542       2,015   11.11
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                      469,544      $6,073    5.25%            379,038      $6,621    7.08%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                              6,151                                   5,513
Noninterest-bearing liabilities                          10,783                                   6,994
Stockholders' equity                                     40,826                                  36,826
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $527,304                                $428,371
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                              $3,638    2.42%                         $2,063    1.38%
------------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                      $43,660                2.87%            $37,021                2.01%
------------------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                   1.09x                                   1.10x
------------------------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets (1)                             0.95%                                   0.54%
  Return on average equity  (1)                           12.23%                                   6.31%
  Noninterest expense to average assets (1)                1.11%                                   1.24%
  Efficiency ratio (2)                                    37.37%                                  57.89%
  Average stockholders' equity to average assets           7.74%                                   8.60%
------------------------------------------------------------------------------------------------------------------------------------

(1)  Annualized
(2) Defined as noninterest expenses as a percentage of net interest income before the provision for loan losses plus noninterest income.

Provision for Loan Loss Reserves
--------------------------------

In the first quarter of 2002, the Company recorded a provision for loan losses of $346,000, compared to no provision in the first quarter of 2001. The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors as discussed on page 15 of this report. The provision for the 2002 first quarter was primarily due to the growth in the loan portfolio of $36,989,000 during the quarter.

Noninterest Income
------------------

Noninterest income includes fees from customer service charges and income from mortgage lending activities, which is comprised mostly of income from loan prepayments, fees earned on expired loan commitments, and loan service, inspection and maintenance charges. Noninterest income increased to $274,000 in the first quarter of 2002, from $224,000 in the first quarter of 2001, due to higher income and fees from the prepayment of mortgage loans. The number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates, although the amount and timing of prepayments, if any, cannot be predicted.

Noninterest Expenses
--------------------

Noninterest expenses increased to $1,462,000 in the first quarter of 2002, from $1,259,000 in the comparable quarter of 2001, exclusive of $65,000 of nonrecurring expenses associated with the merger of Intervest Bank into Intervest National Bank in 2001. The increase of $203,000 was largely due to a $90,000 increase in compensation and benefits (primarily due to salary increases and additional staff) and a $83,000 increase in data processing expenses (due to growth in Intervest National Bank's assets).

Provision for Income Taxes
--------------------------

The provision for income taxes amounted to $856,000 in the first quarter of 2002, compared to $382,000 in the first quarter of 2001. The Company's effective tax rate (inclusive of state and local taxes) amounted to 40.7% in the 2002 period, compared to 39.7% in the 2001 period.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities, and the issuance of its debentures. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2001, which reflect changes in market prices and rates, can be found in note 20 to the consolidated financial statements included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield versus cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 2001.

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

ITEM 3.  Defaults Upon Senior Securities
         Not Applicable
ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)      Not Applicable
(b)      Not Applicable
(c)      Not Applicable
(d)      Not Applicable

ITEM 5.  Other Information
         Not Applicable


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      No exhibits are filed with this report.
(b) No reports on Form 8-K were filed during the reporting period covered by this report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

Date: April  25, 2002              By:   /s/ Lowell S. Dansker
                                         ---------------------------------------
                                             Lowell S. Dansker,  President  and
                                             Treasurer (Chief Financial Officer)

Date:  April 25, 2002              By:   /s/ Lawrence G. Bergman
                                         ---------------------------------------
                                             Lawrence G. Bergman, Vice President
                                             and Secretary