Form 10-Q
period 2002-06-30
INTERVEST BANCSHARES CORP
filed 2002-08-09
CIK 927807

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2002


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                                              Shares Outstanding:
--------------------                                              -------------------

Class A Common Stock, $1.00 par value per share                   4,077,279 Outstanding at July 31, 2002
-----------------------------------------------                   --------------------------------------

Class B Common Stock, $1.00 par value per share                   355,000 Outstanding at July 31, 2002
-----------------------------------------------                   ------------------------------------

================================================================================

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                                  June 30, 2002

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                               Page

     Item 1.      Financial Statements

         Condensed Consolidated Balance Sheets
            as of June 30, 2002 (Unaudited) and December 31, 2001..........................  2

         Condensed Consolidated Statements of Earnings (Unaudited)
            for the Quarters and Six-Months Ended June 30, 2002 and 2001...................  3

         Condensed Consolidated Statements of Comprehensive Income (Unaudited)
            for the Quarters and Six-Months Ended June 30, 2002 and 2001 ..................  4

         Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
            for the Six-Months Ended June 30, 2002 and 2001................................  5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Six-Months Ended June 30, 2002 and 2001................................  6

         Notes to Condensed Consolidated Financial Statements (Unaudited) .................  7

         Review by Independent Certified Public Accountants ............................... 10

         Report on Reviews by Independent Certified Public Accountants .................... 11

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations ................................. 13

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk............... 23

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings........................................................ 23

     Item 2.      Changes in Securities and Use of Proceeds................................ 23

     Item 3.      Defaults Upon Senior Securities.......................................... 23

     Item 4.      Submission of Matters to a Vote of Security Holders...................... 23

     Item 5.      Other Information........................................................ 24

     Item 6.      Exhibits and Reports on Form 8-K ........................................ 24


Signatures................................................................................. 24

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

                Intervest Bancshares Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                                  At June 30,     At December 31,
($ in thousands, except par value)                                                                   2002              2001
------------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                     (Unaudited)
Cash and due from banks                                                                             $ 7,735            $ 4,714
Federal funds sold                                                                                   13,637              6,345
Commercial paper                                                                                      3,440             12,400
Other short-term investments                                                                          1,557                950
                                                                                               -------------------------------------
    Total cash and cash equivalents                                                                  26,369             24,409
Time deposits with banks                                                                                 50                250
Securities available for sale at estimated fair value                                                 5,646              6,192
Securities held to maturity, net (estimated fair value of $129,151 and $99,404, respectively)       128,766             99,157
Federal Reserve Bank stock, at cost                                                                   1,104                654
Loans receivable (net of allowance for loan losses of $4,109 and $3,380, respectively)              445,662            365,146
Accrued interest receivable                                                                           4,496              3,202
Loan fees receivable                                                                                  3,316              2,679
Premises and equipment, net                                                                           6,358              6,042
Foreclosed real estate                                                                                1,081                  -
Deferred income tax asset                                                                             1,654              1,236
Deferred debenture offering costs                                                                     3,402              3,396
Other assets                                                                                            253                259
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                       $628,157           $512,622
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing demand deposit accounts                                                         $ 4,695            $ 5,550
Interest-bearing deposit accounts:
      Checking (NOW) accounts                                                                         9,011             10,204
      Savings accounts                                                                               30,089             24,624
      Money market accounts                                                                         131,269             80,594
      Certificate of deposit accounts                                                               290,689            241,465
                                                                                               -------------------------------------
Total deposit accounts                                                                              465,753            362,437
Subordinated debentures payable                                                                      76,680             73,430
Guaranteed preferred beneficial interest in junior subordinated debentures                           15,000             15,000
Note payable                                                                                            271                  -
Accrued interest payable on all debentures                                                           12,295             11,480
Accrued interest payable on deposits                                                                    864                817
Mortgage escrow funds payable                                                                         7,404              4,253
Official checks outstanding                                                                           4,180              3,219
Other liabilities                                                                                     1,555              1,591
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                   584,002            472,227
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                  -                  -
Class A common stock ($1.00 par value, 9,500,000 shares authorized,
    3,650,279 and 3,544,629 shares issued and outstanding, respectively )                             3,650              3,545
Class B common stock ($1.00 par value, 700,000 shares authorized,
    355,000 shares issued and outstanding)                                                              355                355
Additional paid-in-capital, common                                                                   19,790             19,001
Retained earnings                                                                                    20,275             17,383
Accumulated other comprehensive income:
    Net unrealized gain on securities available for sale, net of tax                                     85                111
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                           44,155             40,395
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                         $628,157           $512,622
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                                Quarter Ended           Six-Months Ended
                                                                                  June 30,                  June 30,
                                                                           ---------------------------------------------------------
($ in thousands, except per share data)                                        2002         2001        2002          2001
------------------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                               $9,972       $6,984      $18,792       $13,587
Securities                                                                        983          684        1,825         2,180
Other interest-earning assets                                                      53          736          102         1,321
------------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                             11,008        8,404       20,719        17,088
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                        4,347        4,169        8,269         8,775
Federal funds purchased                                                             -            -            2
Subordinated debentures                                                         1,804        1,886        3,577         3,901
Junior debentures - capital securities                                            374            -          748             -
Note payable                                                                        5            -            7             -
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                          6,530        6,055       12,603        12,676
------------------------------------------------------------------------------------------------------------------------------------

Net interest and dividend income                                                4,478        2,349        8,116         4,412
Provision for loan loss reserves                                                  426          100          772           100
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income after
      provision for loan loss reserves                                          4,052        2,249        7,344         4,312
------------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                                                              48           35           83            73
Income from mortgage lending activities                                           330          534          569           717
All other                                                                           -            1            -             4
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                          378          570          652           794
------------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                                                    822          586        1,538         1,212
Occupancy and equipment, net                                                      322          278          637           582
Data processing                                                                   148           60          266            95
Advertising and promotion                                                          27            6           34            14
Professional fees and services                                                     85          100          165           197
Stationery, printing and supplies                                                  38           35           71            68
Postage and delivery                                                               22           21           46            43
FDIC and general insurance                                                         42           40           84            85
All other                                                                         174          203          301           357
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                      1,680        1,329        3,142         2,653
------------------------------------------------------------------------------------------------------------------------------------
Earnings before taxes                                                           2,750        1,490        4,854         2,453
Provision for income taxes                                                      1,106          612        1,962           994
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                   $1,644         $878      $ 2,892       $ 1,459
------------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                                        $0.42       $ 0.23       $ 0.74        $ 0.37
Diluted earnings per share                                                      $0.33       $ 0.23       $ 0.60        $ 0.37
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)





                                                                                       Quarter Ended         Six-Months Ended
                                                                                         June 30,                June 30,
                                                                                   ---------------------- -----------------------
($ in thousands)                                                                      2002       2001        2002        2001
------------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                          $1,644      $878       $2,892     $1,459
------------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities available for sale                             -        51          (46)       550
Provision for income taxes related to unrealized gains (losses)
   on securities available for sale                                                        -        19          (20)       207
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                              -        32          (26)       343
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income, net of tax                                                $1,644      $910       $2,866     $1,802
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                   Six-Months Ended
                                                                                                       June 30,
                                                                                             -----------------------------
($ in thousands)                                                                                  2002           2001
------------------------------------------------------------------------------------------------------------------------------------
CLASS A COMMON STOCK
Balance at beginning of period                                                                  $ 3,545        $ 3,545
Issuance of 105,650 shares upon the exercise of warrants in 2002                                    105              -
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                          3,650          3,545
------------------------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                                              355            355
------------------------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                                   19,001         18,975
Compensation related to vesting of certain Class B stock warrants                                    13             12
Compensation related to certain Class A stock warrants modified                                     117              -
Issuance of 105,650 shares upon the exercise of Class A stock warrants
     and related tax benefit in 2002                                                                659              -
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                         19,790         18,987
------------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                                                   17,383         13,605
Net earnings for the period                                                                       2,892          1,459
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                         20,275         15,064
------------------------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period                                                                      111           (252)
Net change in accumulated other comprehensive income, net                                           (26)           343
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                             85             91
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity at end of period                                                     $44,155        $38,042
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                              Six-Months Ended
                                                                                                                  June 30,
                                                                                                         ---------------------------
   ($ in thousands)                                                                                        2002               2001
------------------------------------------------------------------------------------------------------------------------------------
   OPERATING ACTIVITIES
   Net earnings                                                                                        $   2,892          $   1,459
   Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization                                                                             292                228
   Provision for loan loss reserves                                                                          772                100
   Deferred income tax benefit                                                                              (399)                (6)
   Amortization of deferred debenture offering costs                                                         449                355
   Compensation expense related to common stock warrants                                                     130                 12
   Amortization of premiums, fees and discounts, net                                                        (443)            (1,308)
   Net increase in accrued interest payable on debentures                                                    815              1,198
   Net increase in official checks outstanding                                                               961              2,440
   Net increase in all other assets and liabilities                                                          486              1,775
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                               5,955              6,253
------------------------------------------------------------------------------------------------------------------------------------

   INVESTING ACTIVITIES
   Maturities of interest-earning time deposits with banks                                                   200                  -
   Maturities and calls of securities available for sale                                                     500             60,194
   Maturities and calls of securities held to maturity                                                    36,950             21,875
   Purchases of securities held to maturity                                                              (67,355)           (17,792)
   Net increase in loans receivable                                                                      (83,529)           (47,159)
   Purchases of Federal Reserve Bank stock, net                                                             (450)               (64)
   Purchases of premises and equipment, net                                                                 (333)              (228)
------------------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by investing activities                                                  (114,017)            16,826
------------------------------------------------------------------------------------------------------------------------------------

   FINANCING ACTIVITIES
   Net increase in demand, savings, NOW and money market deposits                                         54,092              8,931
   Net increase (decrease) in certificates of deposit                                                     49,224            (12,162)
   Net increase in mortgage escrow funds payable                                                           3,151              1,761
   Principal repayments of debentures                                                                     (2,500)            (1,400)
   Principal repayments of note payable                                                                       (4)                 -
   Proceeds from issuance of debentures, net of issuance costs                                             5,295              3,176
   Proceeds from issuance of common stock                                                                    764                  -
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                             110,022                306
------------------------------------------------------------------------------------------------------------------------------------

   Net increase in cash and cash equivalents                                                               1,960             23,385
   Cash and cash equivalents at beginning of period                                                       24,409             42,938
------------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                                          $  26,369          $  66,323
------------------------------------------------------------------------------------------------------------------------------------

   SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
      Interest                                                                                         $  11,292          $  12,118
      Income taxes                                                                                         2,754              1,218
   Noncash activities:
      Transfer of loans to foreclosed real estate, net of chargeoffs                                       1,081                  -
      Purchase of premises with note payable                                                                 275                  -
      Accumulated other comprehensive income,
         change in unrealized gain on securities available for sale, net of tax                              (26)               343
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

Intervest Corporation of New York and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation, are located in Rockefeller Center in New York City. Intervest Corporation of New York is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans.

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

Activity in the allowance for loan loss reserves for the periods indicated is summarized as follows:

                                                                       Quarter Ended                  Six-Months Ended
                                                                           June 30,                         June 30,
                                                                ----------------------------    ------------------------------
($ in thousands)                                                    2002         2001              2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                     $3,833       $2,768            $3,380          $2,768
Provision charged to operations                                       426          100               772             100
Recoveries of previous chargeoffs (1)                                   -            -               107               -
Chargeoffs (2)                                                       (150)           -              (150)              -
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                           $4,109       $2,868            $4,109          $2,868
------------------------------------------------------------------------------------------------------------------------------------

(1) Represents proceeds received from the sale of collateral from a loan that was charged off prior to 1997.
(2) Represents a chargeoff in connection with the transfer of a nonperforming loan to foreclosed real estate.

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 2 - Allowance for Loan Loss Reserves, Continued

In the second quarter of 2002, the property collateralizing a commercial real estate loan with a principal balance of $1,243,000 that was on nonaccrual status and considered impaired under the criteria of SFAS No.114 at March 31, 2002 and December 31, 2001, was acquired through foreclosure and transferred to Foreclosed Real Estate at estimated fair value less estimated selling costs. A loan charge off of $150,000 was recorded against the allowance for loan loss reserves in connection with this transfer. At June 30, 2002, there were no nonaccrual or impaired loans. At December 31, 2001, the aforementioned loan of $1,243,000 was on nonaccrual status and considered impaired. Interest income that was not accrued on this loan under its contractual terms prior to foreclosure amounted to $31,000 in the first half of 2002.

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

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                                 Quarter Ended              Six-Months Ended
                                                                                    June 30,                    June 30,
                                                                           ---------------------------  ---------------------------
                                                                               2002           2001          2002          2001
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net earnings                                                                 $1,644,000      $878,000    $2,892,000     $1,459,000
Average number of common shares outstanding                                   3,959,542     3,899,629     3,930,577      3,899,629
------------------------------------------------------------------------------------------------------------------------------------
  Basic net earnings per share                                                    $0.42         $0.23         $0.74          $0.37
------------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
Adjusted net earnings for diluted earnings per share computation (1)         $1,752,000      $878,000    $3,105,000     $1,459,000
Average number of common shares outstanding for dilution:
  Common shares outstanding per above                                         3,959,542     3,899,629     3,930,577      3,899,629
  Potential dilutive shares resulting from exercise of warrants (2)             417,965             -       324,577              -
  Potential  dilutive  shares  resulting from conversion of debentures (3)      952,502             -       952,502              -

                                                                             -------------------------------------------------------
  Total average number of common shares outstanding                           5,330,009     3,899,629     5,207,656      3,899,629
------------------------------------------------------------------------------------------------------------------------------------
  Diluted net earnings per share                                                  $0.33         $0.23         $0.60          $0.37
------------------------------------------------------------------------------------------------------------------------------------

(1) Adjusted net earnings represents net earnings plus interest expense on dilutive convertible debentures, net of tax, that would not occur if they were assumed converted.


(2) Common stock warrants to purchase 1,132,403 shares of common stock at prices of $10.00 and $10.01 per share were not considered in the six-month computation of diluted EPS for 2002 because their exercise price per share exceeded the average market price of Class A common stock during the period.

     Common stock warrants to purchase 2,650,218 shares of common stock at prices ranging from $6.67 to $16.00 per share were not considered in the quarterly and six-month computations of diluted EPS for 2001 because their exercise price per share exceeded the average market price of Class A common stock during those periods.

(3) Convertible debentures outstanding at June 30, 2001 totaling $8,808,000 (outstanding principal and accrued interest) were convertible into common stock at a price of $14.00 per share, but were not considered in the quarterly and six-month computations of diluted EPS for 2001 because they were not dilutive.

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

The following is a summary at June 30, 2002 of the minimum regulatory capital requirements and the actual capital of the Bank on a percentage basis:

                                                                       Actual            Minimum            To Be Considered
                                                                       Ratios           Requirement         Well Capitalized
                                                                       ------           -----------         ----------------
         Total capital to risk-weighted assets                         12.72%              8.00%                 10.00%
         Tier 1 capital to risk-weighted assets                        11.74%              4.00%                  6.00%
         Tier 1 capital to total average assets - leverage ratio        9.55%              4.00%                  5.00%

                Intervest Bancshares Corporation and Subsidiaries

               Review by Independent Certified Public Accountants

     Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2002, and for the three- and six-month periods ended June 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

     Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

     We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of June 30, 2002, and the related condensed consolidated statements of earnings and comprehensive income for the three- and six-month periods ended June 30, 2002 and 2001, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2002 and 2001 included in this report. These financial statements are the responsibility of the Company's management.

     We were furnished with the report of other accountants on their reviews of the interim financial information of Intervest Corporation of New York, whose total assets as of June 30, 2002 constituted 13.8% of the related consolidated total, and whose net interest income, noninterest income and net earnings for the three- and six-month periods then ended, constituted 17.4%, 22.5%, and 29.7%; and 15.6%, 23.6% and 26.1%, respectively, and whose net interest income, noninterest income and net earnings for the three- and six-month periods ended June 30, 2001, constituted 9.5%, 61.8% and 20.6%; and 6.4%, 49.1% and 8.6%, respectively of the related consolidated totals.

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


/s/ Hacker, Johnson & Smith PA
------------------------------
HACKER, JOHNSON & SMITH PA
Tampa, Florida
July 30, 2002

          Report on Review by Independent Certified Public Accountants



Board of Directors and Stockholder
Intervest Corporation of New York
New York, New York:

     We have reviewed the condensed consolidated balance sheet of Intervest Corporation of New York and subsidiaries (the "Company") as of June 30, 2002, and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2002 and 2001, and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the six-month periods ended June 30, 2002 and 2001 (all of which are not presented seperately herein). These financial statements are the responsibility of the Company's management.

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



/s/ Eisner, LLP
---------------
New York, New York
July 30, 2002

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

Intervest Corporation of New York is a mortgage investment company located in Rockefeller Center in New York City. It is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. Its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation are nonoperating entities that provide administrative services to Intervest Corporation of New York.

Intervest Statutory Trust I was formed in December 2001 in connection with the issuance of $15,000,000 of Capital Securities. For a further discussion, See the section entitled "Debentures Payable and Accrued Interest Payable on Debentures" on page 30 of the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

The Company announced that it intends to explore further growth through the acquisition of other banks or thrifts. It will consider acquisition of banks/thrifts with operations compatible with its own, with a view towards consolidating selected lines of business, operations and support functions in order to achieve economies of scale, greater efficiency and operational consistency. The Company anticipates that any such banks/thrifts would be located in the eastern United States. The Company emphasizes that it has not entered into any agreements or identified any institutions for acquisition and there can be no assurances that any such acquisitions will be successfully completed.

The Company's profitability depends primarily on net interest income, which is the difference between interest income generated from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. Net interest income is dependent upon the interest-rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand.

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

    Comparison of Financial Condition at June 30, 2002 and December 31, 2001
    ------------------------------------------------------------------------

Overview
--------

Total assets at June 30, 2002 increased to $628,157,000, from $512,622,000 at December 31, 2001. Total liabilities at June 30, 2002 increased to $584,002,000, from $472,227,000 at December 31, 2001. Stockholders' equity increased to $44,155,000 at June 30, 2002, from $40,395,000 at year-end 2001. Book value per common share rose to $11.02 per share at June 30, 2002, from $10.36 at December 31, 2001.

Selected balance sheet information for the Holding Company and its subsidiaries as of June 30, 2002 follows:

                                                                                    Intervest
                                                                        Intervest  Corporation    Intervest   Inter-
                                                           Holding      National      of New     Statutory    Company
($ in thousands)                                           Company        Bank         York        Trust I    Balances  Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                 $   1,725    $  19,613    $   6,737        $   -   $  (1,706)   $  26,369
Time deposits with banks                                          -           50            -            -           -           50
Securities available for sale                                     -        5,646            -            -           -        5,646
Securities held to maturity, net                                  -      128,766            -       15,464     (15,464)     128,766
Federal Reserve Bank stock                                        -        1,104            -            -           -        1,104
Loans receivable, net of deferred fees                       10,076      362,932       76,763            -           -      449,771
Allowance for loan loss reserves                                (51)      (3,984)         (74)           -           -       (4,109)
Investment in subsidiaries                                   59,809            -            -            -     (59,809)           -
Foreclosed real estate                                            -        1,081            -            -           -        1,081
All other assets                                              1,498       14,050        4,097           59        (225)      19,479
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                              $  73,057    $ 529,258    $  87,523    $  15,523   $ (77,204)   $ 628,157
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                                      $   -    $ 467,773        $   -        $   -   $  (2,020)   $ 465,753
Subordinated debentures payable                              25,894            -       66,250            -     (15,464)      76,680
Junior debentures payable-capital securities                      -            -            -       15,000           -       15,000
Note payable                                                      -          271            -            -           -          271
Accrued interest payable on all debentures                    2,739            -        9,558           57         (59)      12,295
All other liabilities                                           269       12,469        1,115            2         148       14,003
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                            28,902      480,513       76,923       15,059     (17,395)     584,002
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                         44,155       48,745       10,600          464     (59,809)      44,155
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $  73,057    $ 529,258    $  87,523    $  15,523   $ (77,204)   $ 628,157
------------------------------------------------------------------------------------------------------------------------------------

A comparison of the consolidated balance sheets as of June 30, 2002 and December 31, 2001 follows:


                                                                       At June 30, 2002              At December 31, 2001
                                                                       ----------------              --------------------
                                                                  Carrying          % of          Carrying           % of
($ in thousands)                                                    Value       Total Assets        Value         Total Assets
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                           $26,369           4.2%         $24,409            4.8%
Time deposits with banks                                                 50             -              250            0.1
Securities available for sale at estimated fair value                 5,646           0.9            6,192            1.2
Securities held to maturity, net                                    128,766          20.5           99,157           19.3
Federal Reserve Bank stock                                            1,104           0.2              654            0.1
Loans receivable, net of deferred fees and loan loss reserves       445,662          70.9          365,146           71.2
Foreclosed real estate                                                1,081           0.2                -              -
All other assets                                                     19,479           3.1           16,814            3.3
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                       $628,157         100.0%        $512,622          100.0%
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                                           $465,753          74.1%        $362,437           70.7%
Subordinated debentures payable                                      76,680          12.2           73,430           14.3
Junior debentures payable-capital securities                         15,000           2.4           15,000            2.9
Note payable                                                            271           0.1                -              -
Accrued interest payable on all debentures                           12,295           2.0           11,480            2.3
All other liabilities                                                14,003           2.2            9,880            1.9
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                   584,002          93.0          472,227           92.1
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                 44,155           7.0           40,395            7.9
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                         $628,157         100.0%        $512,622          100.0%
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents amounted to $26,369,000 at June 30, 2002, compared to $24,409,000 at December 31, 2001, and consisted of cash on hand and due from banks, overnight federal funds and short-term commercial paper investments. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Securities Available for Sale
-----------------------------

Securities available for sale amounted to $5,646,000 at June 30, 2002, compared to $6,192,000 at December 31, 2001. The decrease was due to maturities. At June 30, 2002, the portfolio had an unrealized gain, net of tax, of $85,000, compared to $111,000 at December 31, 2001. Unrealized gains and losses on securities available for sale, net of related income taxes, are reported as a separate component of comprehensive income and included in stockholders' equity.

Securities Held to Maturity
---------------------------

Securities held to maturity increased to $128,766,000 at June 30, 2002, from $99,157,000 at December 31, 2001. The increase was due to new purchases exceeding maturities during the period. The portfolio consists of short-term debt obligations of FNMA, FHLB, FHLMC and FFCB with a weighted-average yield of approximately 2.89% and a weighted average term of 1.3 years. The securities are predominately fixed rate and some have call features, which allow the issuer to call the security before its stated maturity without penalty.

Federal Reserve Bank Stock
--------------------------

In order for the Bank to be a member of the Federal Reserve Banking System, the Bank maintains an investment in the capital stock of the Federal Reserve Bank, which pays a dividend that is currently 6%. The investment, which amounted to $1,104,000 at June 30, 2002 and $654,000 at December 31, 2001, fluctuates based on the Bank's capital level.

Loans Receivable, Net of Deferred Fees and Loan Loss Reserves
-------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan loss reserves, increased to $445,662,000 at June 30, 2002, from $365,146,000 at December 31,
2001. The growth reflected new originations of commercial real estate and multifamily mortgage loans, partially offset by principal repayments. Commercial real estate and multifamily real estate properties collateralized almost all of the loans in the Company's loan portfolio.

At June 30, 2002, the allowance for loan loss reserves amounted to $4,109,000, compared to $3,380,000 at December 31, 2001. The allowance represented 0.91% of total loans (net of deferred fees) outstanding at June 30, 2002, compared to 0.92% at December 31, 2001. The Company monitors its loan portfolio to determine the appropriate level of the allowance for loan loss reserves based on various factors. These factors include: the type and level of loans outstanding; volume of loan originations; overall portfolio quality; loan concentrations; specific problem loans, historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's assessment of the current and anticipated economic conditions in the Company's lending regions. The increase in the allowance was due to a provision for loan losses of $772,000 (due to loan growth) and a $107,000 recovery from the sale of collateral from a loan that was charged off prior to 1997. These additions were partially offset by a $150,000 charge off recorded in connection with a nonperforming loan as discussed below.

In the second quarter of 2002, the property collateralizing a commercial real estate loan with a principal balance of $1,243,000 that was on nonaccrual status and considered impaired under the criteria of SFAS No.114 at March 31, 2002 and December 31, 2001, was acquired through foreclosure and transferred to Foreclosed Real Estate at estimated fair value less estimated selling costs. A loan charge off of $150,000 was recorded against the allowance for loan loss reserves in connection with this transfer. At June 30, 2002, there were no nonaccrual or impaired loans. At December 31, 2001, the aforementioned loan of $1,243,000 was the only loan on nonaccrual status and considered impaired.

Foreclosed Real Estate
----------------------

At June 30, 2002, foreclosed real estate amounted to $1,081,000 and represented one commercial real estate property located in the State of Florida that was acquired by the Bank as discussed in the preceding paragraph. The property is actively being marketed for sale. Foreclosed real estate is carried at the lower of the new cost basis or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in the consolidated statement of earnings.

All Other Assets
----------------

The following table sets forth the composition of all other assets in the table on page 14:

                                               At June 30,       At December 31,
                                               -----------       ---------------
    ($ in thousands)                               2002               2001
    ----------------------------------------------------------------------------
    Accrued interest receivable                   $4,496            $3,202
    Loans fee receivable                           3,316             2,679
    Premises and equipment, net                    6,358             6,042
    Deferred income tax asset                      1,654             1,236
    Deferred debenture offering costs, net         3,402             3,396
    All other                                        253               259
    ----------------------------------------------------------------------------
                                                 $19,479           $16,814
    ----------------------------------------------------------------------------

Accrued interest receivable fluctuates based on the amount of loans, investments and other interest-earning assets outstanding and the timing of interest payments received. The increase was due to a higher level of the aforementioned interest-earning assets.

Loan fees receivable are fees due to the Company in accordance with the terms of mortgage loans. These fees are generally due upon the full repayment of the loan. This fee is recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan. The increase was due to an increase in mortgage loan originations.

Premises and equipment increased due to the purchase of property, at a cost of $350,000, by the Bank that is across from its Court Street branch office in Florida. This property was purchased primarily to provide additional parking for the branch.

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

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The increase was due to additional costs incurred with the sale of new debentures by Intervest Corporation of New York, partially offset by normal amortization.

Deposit Liabilities
-------------------

Deposit liabilities increased to $465,753,000 at June 30, 2002, from $362,437,000 at December 31, 2001, primarily reflecting increases in money market and certificate of deposit accounts of $50,675,000 and $49,224,000, respectively. At June 30, 2002, certificate of deposit accounts totaled
$290,689,000 and demand deposit, savings, NOW and money market accounts aggregated $175,064,000. The same categories of deposit accounts totaled $241,465,000 and $120,972,000, respectively, at December 31, 2001. Certificate of deposit accounts represented 62% of total deposits at June 30, 2002, compared to 67% at year-end 2001.

Debentures Payable and Related Accrued Interest Payable
-------------------------------------------------------

At June 30, 2002, debentures payable amounted to $76,680,000, compared to $73,430,000 at year-end 2001. The increase was due to the sale of additional debentures (Series 1/17/02 maturing at various times through October 1, 2009) by Intervest Corporation of New York totaling $5,750,000 (as part of its normal funding of its mortgage loan originations), partially offset by the repayment of

$2,500,000 of its Series 06/28/99 debentures. The sale of the debentures, after underwriter's commissions and other issuance costs, resulted in net proceeds of $5,325,000.

At June 30, 2002, Intervest Corporation of New York had $66,250,000 principal amount of debentures payable outstanding and the Holding Company had $10,430,000 principal amount of debentures payable outstanding, of which $6,930,000 were convertible into the Holding Company's Class A common stock at a current price of $10.01 per share. Intervest Corporation of New York has filed a registration statement for the issuance of up to an additional $7,750,000 in principal amount of debentures that is expected to be completed in the third quarter.

At June 30, 2002 and December 31, 2001, the Holding Company, through its wholly owned subsidiary Intervest Statutory Trust I, has Trust Preferred Securities (Junior Debentures Payable) outstanding totaling $15,000,000 that qualify as regulatory capital.

At June 30, 2002, accrued interest payable on all debentures amounted to $12,295,000, compared to $11,480,000 at year-end 2001. Nearly all of the accrued interest payable is due and payable at the maturity of various debentures. For a further discussion of all the debentures, including conversion prices and redemption premiums, see notes 7 and 9 to the consolidated financial statements included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

Note Payable
------------

In connection with the purchase of property by the Bank that is across from its Court Street branch office in Florida as described previously, the Bank issued a note payable to the seller for $275,000. The note matures in February of 2017 and calls for monthly payments of principal and interest at 7% per annum.

All Other Liabilities
---------------------

The following table shows the composition of all other liabilities in the table on page 14:

                                                  At June 30,    At December 31,
       ($ in thousands)                              2002             2001
       -------------------------------------------------------------------------
       Mortgage escrow funds payable                $7,404          $4,253
       Official checks outstanding                   4,180           3,219
       Accrued interest payable on deposits            864             817
       Income taxes payable                            326             772
       All other                                     1,229             819
       -------------------------------------------------------------------------
                                                   $14,003          $9,880
       -------------------------------------------------------------------------

Mortgage escrow funds payable represent advance payments made by borrowers for taxes and insurance that are remitted by the Company to third parties. The increase reflects the timing of payments to taxing authorities as well as the growth in the loan portfolio. The level of official checks outstanding varies and fluctuates based on banking activity. The increase in all other is largely due to fees collected and unearned on outstanding loan commitments.

Stockholders' Equity and Regulatory Capital
-------------------------------------------

Stockholders' equity increased to $44,155,000 at June 30, 2002, from $40,395,000 at December 31, 2001. The increase was due to the following: net earnings of $2,892,000; the issuance of 105,650 shares of common stock upon the exercise of Class A common stock warrants for total proceeds, including related tax benefits, of $764,000; the recording of $130,000 of compensation related to stock warrants; and a $26,000 decrease in unrealized gains, net of tax, on securities available for sale. For additional discussion of the aforementioned compensation, see the section "Comparison of Results of Operations for the Quarters Ended June 30, 2002 and 2001."

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


                         Liquidity and Capital Resources
                         -------------------------------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment funding commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of retail deposits obtained through the Bank's offices and through the mail, satisfactions and repayments of loans, the maturities and calls of securities, and cash provided by operating activities. The Company may also borrow funds through the federal funds market or sale of debentures. For information about the cash flows from the Company's operating, investing and financing activities, see the condensed consolidated statements of cash flows in this report. At June 30, 2002, the Company's total commitment to lend aggregated approximately $76,000,000. Based on its cash flow projections, the Company believes that it can fund all of its outstanding commitments from the aforementioned sources of funds.

                               Interest Rate Risk
                               ------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The primary objective of the Company's asset/liability management strategy is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. At June 30, 2002, the Company's one-year interest-rate sensitivity gap was a positive $65,594,000 or 10.4% of total assets, compared to a positive $31,738,000, or 6.2%, at December 31, 2001. In computing the gap, the Company treats its interest checking, money market and savings deposit accounts as immediately repricing. For a further discussion of interest rate risk and gap analysis, including all of the assumptions used in developing the Company's one-year gap position, see the Company's 2001 Annual Report to Stockholders on Form 10-K, pages 31and 32.

              Comparison of Results of Operations for the Quarters
              ----------------------------------------------------
                          Ended June 30, 2002 and 2001
                          ----------------------------

Overview
--------

Consolidated net earnings in the second quarter of 2002 increased 87% to $1,644,000, from $878,000, in the second quarter of 2001. Earnings per share on a fully diluted basis increased 43% to $0.33 in the second quarter of 2002, from $0.23 in the second quarter of 2001. The earnings per share computation in the 2002 quarter included common shares resulting from common stock warrants and convertible debentures that became dilutive during the period. The growth in quarterly earnings was due to a $2,129,000 increase in net interest and dividend income, partially offset by the following: a $494,000 increase in the provision for income taxes; an increase in the provision for loan loss reserves of $326,000; a $351,000 increase in noninterest expenses; and a $192,000 decline in noninterest income.

Selected information regarding results of operations for the Holding Company and its subsidiaries for the second quarter of 2002 follows:

                                                                                Intervest
                                                                  Intervest   Corporation    Intervest       Inter-
                                                      Holding      National        of New    Statutory      Company
($ in thousands)                                      Company          Bank          York      Trust I     Balances    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                          $   257       $ 8,465       $ 2,295      $   382      $  (391)        $11,008
Interest expense                                          672         4,361         1,518          370         (391)          6,530
                                                      -----------------------------------------------------------------------------
Net interest and dividend (expense) income               (415)        4,104           777           12            -           4,478
Provision for loan loss reserves                            2           386            38            -            -             426
Noninterest income                                         51           291           477            -         (441)            378
Noninterest expenses                                      234         1,559           316           12         (441)          1,680
                                                      ------------------------------------------------------------------------------
Earnings (loss) before taxes                             (600)        2,450           900            -            -           2,750
Provision (credit) for income taxes                      (271)          966           411            -            -           1,106
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                   $  (329)      $ 1,484       $   489          $ -         $  -         $ 1,644
------------------------------------------------------------------------------------------------------------------------------------
Intercompany dividends received (paid) (1)            $   375       $  (375)         $  -          $ -         $  -            $  -
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


Net Interest and Dividend Income
--------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates. Net interest and dividend income increased to $4,478,000 in the second quarter of 2002, from $2,349,000 in the second quarter of 2001. The increase was attributable to growth of $169,002,000 in the Company's average interest-earning assets and an increase in the net interest margin from 2.29% in the second quarter of 2001, to 3.10% in the second quarter of 2002. The growth in average earning assets was due to $145,987,000 in new mortgage loans and a net increase in security and other short-term investments aggregating $23,015,000. These increases were funded by $135,450,000 of new deposits, $27,931,000 of additional borrowed funds and $5,213,000 of additional stockholders' equity.

The increase in the margin was due to the Company's cost of funds decreasing at a faster pace than its yield earned on interest-earning assets in a declining interest rate environment. The yield on interest-earning assets decreased 59 basis points to 7.61% in the second quarter of 2002 due to lower rates on new mortgage loans originated, and lower yields earned on security and other short-term investments. The cost of funds decreased 164 basis points to 4.90% in the second quarter of 2002 primarily due to lower rates paid on deposit accounts and rate decreases on floating-rate debentures. The floating-rate debentures are indexed to the JPMorgan Chase Bank prime rate, which decreased by a total of 475 basis points from January 2001 to June 2002.

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

                                                                                  Quarter Ended
                                                  ----------------------------------------------------------------------------------
                                                                June 30, 2002                         June 30, 2001
                                                  ----------------------------------------------------------------------------------
                                                        Average    Interest   Yield/          Average    Interest      Yield/
($ in thousands)                                        Balance    Inc./Exp.   Rate           Balance    Inc./Exp.      Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans                                               $435,623     $ 9,972    9.18%         $289,636      $6,984       9.67%
   Securities                                           132,345         983    2.98            52,563         684       5.22
   Other interest-earning assets                         12,171          53    1.75            68,938         736       4.28
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                           580,139     $11,008    7.61%          411,137      $8,404       8.20%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                               15,643                                11,464
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                           $595,782                              $422,601
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest checking deposits                          $  9,640     $    59    2.45%         $  7,080      $   51       2.89%
   Savings deposits                                      29,938         208    2.79            17,561         177       4.04
   Money market deposits                                122,896         852    2.78            60,284         606       4.03
   Certificates of deposit                              268,907       3,228    4.81           211,006       3,335       6.34
------------------------------------------------------------------------------------------------------------------------------------
Total deposit accounts                                  431,381       4,347    4.04           295,931       4,169       5.65
------------------------------------------------------------------------------------------------------------------------------------
   Debentures and related interest payable               87,882       1,804    8.23            75,224       1,886      10.06
   Junior debentures - capital securities                15,000         374   10.00                 -           -          -
   Note payable                                             273           5    7.00                 -           -          -
------------------------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                    103,155       2,183    8.49            75,224       1,886      10.06
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                      534,536     $ 6,530    4.90%          371,155      $6,055       6.54%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                              5,040                                 4,685
Noninterest-bearing liabilities                          13,552                                 9,320
Stockholders' equity                                     42,654                                37,441
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $595,782                              $422,601
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                             $ 4,478    2.71%                       $2,349       1.66%
------------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                     $ 45,603                3.10%         $ 39,982                   2.29%
------------------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                  1.09x                                 1.11x
------------------------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets (1)                            1.10%                                 0.83%
  Return on average equity  (1)                          15.42%                                 9.38%
  Noninterest expense to average assets (1)               1.13%                                 1.26%
  Efficiency ratio (2)                                   34.60%                                45.53%
  Average stockholders' equity to average assets          7.16%                                 8.86%
------------------------------------------------------------------------------------------------------------------------------------

(1) Annualized
(2) Defined as noninterest expenses as a percentage of net interest income before the provision for loan losses plus noninterest income.

Provision for Loan Loss Reserves
--------------------------------

In the second quarter of 2002, the Company recorded a provision for loan losses of $426,000, compared to $100,000 in the same quarter of 2001. The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors as discussed on page 15 of this report. The higher provision for the 2002 quarter was due to the growth in the loan portfolio of $45,297,000 during the period.

Noninterest Income
------------------

Noninterest income includes fees from customer service charges and income from mortgage lending activities, which is comprised mostly of income from loan prepayments, fees earned on expired loan commitments, and loan service, inspection and maintenance charges.

Noninterest income decreased to $378,000 in the second quarter of 2002, from $570,000 in the second quarter of 2001. The decrease was due to lower income and fees ($230,000) from the prepayment of mortgage loans, partially offset by higher loan service fee income. The amount and timing of loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates.

Noninterest Expenses
--------------------

Noninterest expenses increased to $1,680,000 in the second quarter of 2002, from $1,239,000 in the comparable quarter of 2001, exclusive of $90,000 of nonrecurring expenses associated with the merger of Intervest Bank into Intervest National Bank in 2001. The resulting increase of $441,000 was largely due to a $236,000 increase in compensation and benefits, a $88,000 increase in data processing expenses, a $44,000 increase in occupancy and equipment expenses, a $21,000 increase in advertising expenses and the addition of $47,000 of net expenses associated with foreclosed real estate during the second quarter of 2002.

The increase in compensation and benefits was primarily due to $117,000 associated with certain common stock warrants held by employees. During 2001, the Company modified the terms of its Class A warrants (exercisable at $12.50 and $16.00 per share as of December 31, 2001) and reduced the exercise price to $10.01 per share commencing January 1, 2002 until their new expiration date of December 31, 2002. For these warrants, compensation expense is being recorded in the statement of earnings with the corresponding credit to paid in capital in accordance with variable rate accounting as prescribed in APB Opinion No. 25. Future compensation amounts related to these warrants will fluctuate up or down depending on the Company's Class A common stock price and number of warrants outstanding and exercised. The remainder of the increase was due to additional staff, salary increases, and a bonus payment to the Chairman of the Company.

The increase in data processing expenses was due to growth in the Bank's assets. The Bank engages a third-party servicer for its main data processing and the fee is a function of the Bank's total assets.

The increase in occupancy and equipment expenses was primarily due to higher real estate taxes and maintenance charges, including insurance and security protection expenses.

The increase in advertising expenses was due to additional advertising to support loan and deposit growth.

Provision for Income Taxes
--------------------------

The provision for income taxes increased to $1,106,000 in the second quarter of 2002, from $612,000 in the second quarter of 2001, due to higher pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 40.2% in the 2002 period, compared to 41.1% in the 2001 period.

             Comparison of Results of Operations for the Six-Months
             ------------------------------------------------------
                          Ended June 30, 2002 and 2001
                          ----------------------------

Overview
--------

Consolidated net earnings for the first half of 2002 increased 98% to $2,892,000, or $0.60 per fully diluted share, from $1,459,000, or $0.37 per fully diluted share, in the first half of 2001. The growth in earnings was due to a $3,704,000 increase in net interest and dividend income, partially offset by a higher provision for income taxes of $968,000, a $672,000 increase in the provision for loan loss reserves, a $489,000 increase in noninterest expenses and a $142,000 decline in noninterest income. The earnings per share computation in the 2002 period included common shares resulting from common stock warrants and convertible debentures that became dilutive during the period.

Selected information regarding results of operations for the Holding Company and its subsidiaries for the six-months ended June 30, 2002 follows:

                                                                             Intervest
                                                              Intervest    Corporation     Intervest        Inter-
                                                 Holding       National         of New     Statutory       Company
($ in thousands)                                 Company           Bank           York       Trust I      Balances     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                    $    501       $ 15,988       $  4,275      $    764      $   (809)        $ 20,719
Interest expense                                   1,338          8,324          3,009           741          (809)          12,603

                                                ------------------------------------------------------------------------------------
Net interest and dividend (expense) income          (837)         7,664          1,266            23             -            8,116
Provision for loan loss reserves                       2            714             56             -             -              772
Noninterest income                                   100            496            815             -          (759)             652
Noninterest expenses                                 326          2,917            635            23          (759)           3,142
                                                ------------------------------------------------------------------------------------
Earnings (loss) before taxes                      (1,065)         4,529          1,390             -             -            4,854
Provision (credit) for income taxes                 (483)         1,809            636             -             -            1,962
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                             $   (582)      $  2,720       $    754           $ -          $  -         $  2,892
------------------------------------------------------------------------------------------------------------------------------------
Intercompany dividends received (paid) (1)      $    750       $   (750)          $  -           $ -          $  -             $  -
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

Net interest and dividend income increased to $8,116,000 in the first half of 2002, from $4,412,000 in the first half of 2001. The increase was attributable to growth of $132,837,000 in the Company's average interest-earning assets and an increase in the net interest margin from 2.15% in the first half of 2001, to 3.00% in the first half of 2002.

The growth in average earning assets was due to $131,236,000 in new mortgage loans. The loans were funded by $98,861,000 of new deposits, $28,074,000 of additional borrowed funds and a $4,752,000 increase in stockholders' equity.

The increase in the margin was due to the Company's cost of funds decreasing at a faster pace than its yield earned on interest-earning assets in a declining interest rate environment. The yield on interest-earning assets decreased 68 basis points to 7.65% in the first half of 2002, while the cost of funds decreased 176 basis points to 5.06% in the first half of 2002. The reasons for the changes are substantially the same as those discussed in the "Comparison of Results of Operations for the Quarters Ended June 30, 2002 and 2001."

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

                                                                                Six-Months Ended
                                                  ----------------------------------------------------------------------------------
                                                             June 30, 2002                            June 30, 2001
                                                  ----------------------------------------------------------------------------------
                                                       Average    Interest   Yield/             Average    Interest    Yield/
($ in thousands)                                       Balance    Inc./Exp.   Rate              Balance    Inc./Exp.    Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans                                              $411,215     $18,792    9.22%            $279,979     $13,587     9.79%
   Securities                                          123,574       1,825    2.98               77,672       2,180     5.66
   Other interest-earning assets                        11,608         102    1.77               55,909       1,321     4.76
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                          546,397     $20,719    7.65%             413,560     $17,088     8.33%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                              14,824                                   11,514
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                          $561,221                                 $425,074
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest checking deposits                          $ 9,602       $ 119    2.50%            $  7,020       $ 103     2.96%
   Savings deposits                                     28,398         401                       16,938         385     4.58
                                                                              2.85
   Money market deposits                               106,158       1,488    2.83               58,943       1,360     4.65
   Certificates of deposit                             255,415       6,261    4.94              217,811       6,927     6.41
------------------------------------------------------------------------------------------------------------------------------------
Total deposit accounts                                 399,573       8,269    4.17              300,712       8,775     5.88
------------------------------------------------------------------------------------------------------------------------------------
   Federal funds purchased                                 171           2    1.96                    -           -        -
   Debentures and related interest payable              86,869       3,577                       74,175       3,901    10.61
                                                                              8.30
   Junior debentures - capital securities               15,000         748   10.06                    -           -        -
   Note payable                                            209           7    6.98                    -           -        -
------------------------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                   102,249       4,334    8.55               74,175       3,901    10.61
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                     501,822     $12,603    5.06%             374,887     $12,676     6.82%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                             5,593                                    5,083
Noninterest-bearing liabilities                         12,061                                    8,111
Stockholders' equity                                    41,745                                   36,993
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $561,221                                 $425,074
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                              $8,116   2.59%                          $4,412     1.51%
------------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                     $44,575                3.00%             $38,673                 2.15%
------------------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                 1.09x                                    1.10x
------------------------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets (1)                           1.03%                                    0.69%
  Return on average equity  (1)                         13.86%                                    7.89%
  Noninterest expense to average assets (1)              1.12%                                    1.25%
  Efficiency ratio (2)                                  35.83%                                   50.96%
  Average stockholders' equity to average assets         7.44%                                    8.70%
------------------------------------------------------------------------------------------------------------------------------------

(1)  Annualized
(2) Defined as noninterest expenses as a percentage of net interest income before the provision for loan losses plus noninterest income.

Provision for Loan Loss Reserves
--------------------------------

In the first half of 2002, the Company recorded a provision for loan losses of $772,000, compared to $100,000 in the first half of 2001. The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors as discussed on page 15 of this report. The provision for the 2002 period was due to the growth in the loan portfolio of $81,245,000.

Noninterest Income
------------------

Noninterest income includes fees from customer service charges and income from mortgage lending activities, which is comprised mostly of income from loan prepayments, fees earned on expired loan commitments, and loan service, inspection and maintenance charges. Noninterest income decreased to $652,000 in the first half of 2002, from $794,000 in the first half of 2001. The decrease was due to lower income and fees ($190,000) from the prepayment of mortgage loans, partially offset by higher loan service fee income. The amount and timing of loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates.

Noninterest Expenses
--------------------

Noninterest expenses increased to $3,142,000 in the first half of 2002, from $2,498,000 in the comparable period of 2001, exclusive of $155,000 of nonrecurring expenses associated with the merger of Intervest Bank into Intervest National Bank in 2001. The resulting increase of $644,000 was largely due to a $326,000 increase in compensation and benefits, a $171,000 increase in data processing expenses, a $55,000 increase in occupancy and equipment expenses, a $20,000 increase in advertising expenses and the addition of $47,000 of net expenses associated with foreclosed real estate during the second quarter of 2002. The reasons for the changes are substantially the same as those discussed in the "Comparison of Results of Operations for the Quarters Ended June 30, 2002 and 2001."

Provision for Income Taxes
--------------------------

The provision for income taxes increased to $1,962,000 in the first half of 2002, from $994,000 in the first half of 2001, due to higher pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 40.4% in the 2002 period, compared to 40.5% in the 2001 period.

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

ITEM 1.  Legal Proceedings
         Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds
(a)      Not Applicable
(b)      Not Applicable
(c)      Not Applicable

ITEM 3.  Defaults Upon Senior Securities
         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)  An Annual Meeting of Stockholders was held on May 24, 2002.

(b) Pursuant to the Company's charter and bylaws, one-third of the directors are elected by the holders of Class A common stock and two-thirds are elected by holders of Class B common stock. On all other matters, Class A and Class B common stockholders vote together as a single class. Each of the persons named in the Proxy Statement dated April 22, 2002 as a nominee for Director was elected for one-year terms expiring on the date of the next annual meeting (see Item 4-C).

(c) The table that follows summarizes the voting results on the matter that was submitted to the Company's common stockholders:

     ---------------------------------------------------------------------------------------------------
                                                 For         Against or Withheld        Abstained
     ---------------------------------------------------------------------------------------------------
     Election of Directors - Class A
     Michael A. Callen                        3,298,277             1,111                   -
     Wayne F. Holly                           3,290,288             9,100                   -
     Lawton Swan, III                         3,290,488             8,900                   -

     Election of Directors  - Class B
     Lawrence G. Bergman                       355,000                -                     -
     Jerome Dansker                            355,000                -                     -
     Lowell S. Dansker                         355,000                -                     -
     Edward J. Merz                            355,000                -                     -
     Thomas E. Willett                         355,000                -                     -
     David J. Willmott                         355,000                -                     -
     Wesley T. Wood                            355,000                -                     -
     ---------------------------------------------------------------------------------------------------

(d)  Not Applicable


ITEM 5.  Other Information
         Not Applicable


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  No Exhibits filed with this report.

(b) No reports on Form 8-K were filed during the reporting period covered by this report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

Date: August 9, 2002         By:  /s/ Lowell S. Dansker
                             --------------------------
                                      Lowell S. Dansker, President and Treasurer
                                      (Chief Financial Officer)

Date:  August 9, 2002        By:  /s/ Lawrence G. Bergman
                             ----------------------------
                                      Lawrence G. Bergman,  Vice  President  and
                                      Secretary