Form 10-Q
period 2002-09-30
INTERVEST BANCSHARES CORP
filed 2002-11-08
CIK 927807

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2002
                                               ------------------

                          Commission File No. 000-23377
                                              ---------

                        INTERVEST BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                               13-3699013
-----------------------------                             ----------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                                                                    Shares Outstanding:
--------------------                                                                    -------------------

Class A Common Stock, $1.00 par value per share                   3,821,979 Outstanding at October 31, 2002
-----------------------------------------------                   -----------------------------------------

Class B Common Stock, $1.00 par value per share                     355,000 Outstanding at October 31, 2002
-----------------------------------------------                     ---------------------------------------

================================================================================

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                               September 30, 2002
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                           Page
                                                                                                        ----
     Item 1.      Financial Statements

         Condensed Consolidated Balance Sheets
            as of September 30, 2002 (Unaudited) and December 31, 2001...................................  2

         Condensed Consolidated Statements of Earnings (Unaudited)
            for the Quarters and Nine-Months Ended September 30, 2002 and 2001...........................  3

         Condensed Consolidated Statements of Comprehensive Income (Unaudited)
            for the Quarters and Nine-Months Ended September 30, 2002 and 2001 ..........................  4

         Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
            for the Nine-Months Ended September 30, 2002 and 2001 .......................................  5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Nine-Months Ended September 30, 2002 and 2001........................................  6

         Notes to Condensed Consolidated Financial Statements (Unaudited) ...............................  7

         Review by Independent Certified Public Accountants ............................................. 10

         Report on Reviews by Independent Certified Public Accountants .................................. 11

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations ............................................... 13

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................. 23

     Item 4.      Controls and Procedures ............................................................... 23

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings...................................................................... 24

     Item 2.      Changes in Securities and Use of Proceeds.............................................. 24

     Item 3.      Defaults Upon Senior Securities........................................................ 24

     Item 4.      Submission of Matters to a Vote of Security Holders.................................... 24

     Item 5.      Other Information...................................................................... 24

     Item 6.      Exhibits and Reports on Form 8-K ...................................................... 24

Signatures............................................................................................... 24

Certification ........................................................................................... 25

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

                Intervest Bancshares Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                                     September 30,     December 31,
($ in thousands, except par value)                                                                       2002              2001
----------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                         (Unaudited)
Cash and due from banks                                                                                $  5,755         $  4,714
Federal funds sold                                                                                        8,809            6,345
Commercial paper                                                                                         22,200           12,400
Other short-term investments                                                                                877              950
                                                                                                       -------------------------
    Total cash and cash equivalents                                                                      37,641           24,409
Time deposits with banks                                                                                      -              250
Securities available for sale at estimated fair value                                                     5,654            6,192
Securities held to maturity, net (estimated fair value of $147,134 and $99,404, respectively)           146,400           99,157
Federal Reserve Bank stock, at cost                                                                       1,104              654
Loans receivable (net of allowance for loan losses of $4,301 and $3,380, respectively)                  450,090          365,146
Accrued interest receivable                                                                               4,557            3,202
Loan fees receivable                                                                                      3,327            2,679
Premises and equipment, net                                                                               6,196            6,042
Foreclosed real estate                                                                                    1,081                -
Deferred income tax asset                                                                                 1,685            1,236
Deferred debenture offering costs, net                                                                    3,729            3,396
Other assets                                                                                                257              259
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                           $661,721         $512,622
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing demand deposit accounts                                                            $  4,584         $  5,550
Interest-bearing deposit accounts:
      Checking (NOW) accounts                                                                             9,023           10,204
      Savings accounts                                                                                   29,833           24,624
      Money market accounts                                                                             132,344           80,594
      Certificate of deposit accounts                                                                   310,839          241,465
                                                                                                       -------------------------
Total deposit accounts                                                                                  486,623          362,437
Subordinated debentures payable                                                                          84,430           73,430
Guaranteed preferred beneficial interest in junior subordinated debentures                               15,000           15,000
Note payable                                                                                                269                -
Accrued interest payable on all debentures                                                               13,383           11,480
Accrued interest payable on deposits                                                                        853              817
Mortgage escrow funds payable                                                                             9,684            4,253
Official checks outstanding                                                                               2,394            3,219
Other liabilities                                                                                         1,967            1,591
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                       614,603          472,227
--------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                      -                -
Class A common stock ($1.00 par value, 9,500,000 shares authorized,
    3,764,079 and 3,544,629 shares issued and outstanding, respectively )                                 3,764            3,545
Class B common stock ($1.00 par value, 700,000 shares authorized,
    355,000 shares issued and outstanding)                                                                  355              355
Additional paid-in-capital, common                                                                       20,531           19,001
Retained earnings                                                                                        22,379           17,383
Accumulated other comprehensive income -
    Net unrealized gain on securities available for sale, net of tax                                         89              111
--------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                               47,118           40,395
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                             $661,721         $512,622
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                                            Quarter Ended         Nine-Months Ended
                                                                                            September 30,            September 30,
                                                                                         -------------------------------------------
($ in thousands, except per share data)                                                   2002         2001        2002        2001
------------------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                                         $10,254     $ 8,050     $29,046     $21,637
Securities                                                                                 1,064         463       2,889       2,643
Other interest-earning assets                                                                 78         437         180       1,758
------------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                                        11,396       8,950      32,115      26,038
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                                   4,603       4,193      12,872      12,968
Subordinated debentures                                                                    1,874       1,821       5,451       5,722
Junior debentures - capital securities                                                       375           -       1,123           -
Note payable                                                                                   5           -          12           -
Federal funds purchased                                                                        -           -           2           -
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                     6,857       6,014      19,460      18,690
------------------------------------------------------------------------------------------------------------------------------------

Net interest and dividend income                                                           4,539       2,936      12,655       7,348
Provision for loan loss reserves                                                             192         264         964         364
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income after
      provision for loan loss reserves                                                     4,347       2,672      11,691       6,984
------------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                                                                         40          37         123         110
Income from mortgage lending activities                                                      690         198       1,259         915
All other                                                                                      6           2           6           6
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                     736         237       1,388       1,031
------------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                                                               714         611       2,252       1,823
Occupancy and equipment, net                                                                 358         277         995         859
Data processing                                                                              150         109         416         204
Advertising and promotion                                                                     19           6          53          20
Professional fees and services                                                                85          72         250         269
Stationery, printing and supplies                                                             34          32         105         100
Postage and delivery                                                                          24          29          70          72
FDIC and general insurance                                                                    48          46         132         131
All other                                                                                    162         131         463         488
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                                 1,594       1,313       4,736       3,966
------------------------------------------------------------------------------------------------------------------------------------
Earnings before taxes                                                                      3,489       1,596       8,343       4,049
Provision for income taxes                                                                 1,385         667       3,347       1,661
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                             $ 2,104     $   929     $ 4,996     $ 2,388
------------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                                                 $  0.52     $  0.24     $  1.26     $  0.61
Diluted earnings per share                                                               $  0.41     $  0.24     $  1.01     $  0.61
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)





                                                                                                   Quarter            Nine-Months
                                                                                                    Ended                Ended
                                                                                                September 30,        September 30,
                                                                                              -----------------   ------------------
($ in thousands)                                                                                2002      2001       2002      2001
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                  $ 2,104   $   929   $ 4,996    $ 2,388
------------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities available for sale                                      8        94       (38)       644
Provision for income taxes related to unrealized gains (losses)
   on securities available for sale                                                                 4        46       (16)       253
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                                       4        48       (22)       391
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income, net of tax                                                        $ 2,108   $   977   $ 4,974    $ 2,779
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                               Nine-Months Ended
                                                                                                                 September 30,
                                                                                                           -------------------------
($ in thousands)                                                                                             2002            2001
------------------------------------------------------------------------------------------------------------------------------------
CLASS A COMMON STOCK
Balance at beginning of period                                                                             $  3,545        $  3,545
Issuance of 219,450 shares upon the exercise of warrants in 2002                                                219               -
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                      3,764           3,545
------------------------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                                                          355             355
------------------------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                                               19,001          18,975
Compensation related to vesting of certain Class B stock warrants                                                19              20
Compensation related to certain Class A stock warrants modified                                                  74               -
Issuance of 219,450 shares upon the exercise of Class A stock warrants
     and related tax benefit in 2002                                                                          1,437               -
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                     20,531          18,995
------------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                                                               17,383          13,605
Net earnings for the period                                                                                   4,996           2,388
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                     22,379          15,993
------------------------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period                                                                                  111            (252)
Net change in accumulated other comprehensive income, net                                                       (22)            391
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                         89             139
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity at end of period                                                                $ 47,118        $ 39,027
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                               Nine-Months Ended
                                                                                                                 September 30,
                                                                                                         ---------------------------
($ in thousands)                                                                                            2002             2001
------------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net earnings                                                                                             $   4,996        $   2,388
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                                                  473              353
Provision for loan loss reserves                                                                               964              364
Deferred income tax benefit                                                                                   (433)            (210)
Amortization of deferred debenture offering costs                                                              677              545
Compensation expense related to common stock warrants                                                           93               20
Amortization of premiums, fees and discounts, net                                                             (534)          (1,777)
Net increase in accrued interest payable on debentures                                                       1,903            1,947
Net decrease in official checks outstanding                                                                   (825)            (670)
Net (increase) decrease in all other assets and liabilities                                                   (976)           2,544
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                                    6,338            5,504
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of interest-earning time deposits with banks                                                           -             (350)
Maturities of interest-earning time deposits with banks                                                        250                -
Maturities and calls of securities available for sale                                                          500           66,789
Maturities and calls of securities held to maturity                                                         69,285           31,284
Purchases of securities held to maturity                                                                  (117,905)         (80,975)
Net increase in loans receivable                                                                           (85,691)         (85,229)
Purchases of Federal Reserve Bank stock, net                                                                  (450)             (49)
Purchases of premises and equipment, net                                                                      (352)            (619)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                     (134,363)         (69,149)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, savings, NOW and money market deposits                                              54,812           25,310
Net increase in certificates of deposit                                                                     69,374           16,174
Net increase in mortgage escrow funds payable                                                                5,431            3,747
Principal repayments of debentures                                                                          (2,500)          (1,400)
Principal repayments of note payable                                                                            (6)               -
Proceeds from issuance of debentures, net of issuance costs                                                 12,490            9,932
Proceeds from issuance of common stock                                                                       1,656                -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                                  141,257           53,763
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                        13,232           (9,882)
Cash and cash equivalents at beginning of period                                                            24,409           42,938
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                               $  37,641        $  33,056
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
   Interest                                                                                              $  16,844        $  16,263
   Income taxes                                                                                              3,955            1,896
Noncash activities:
   Transfer of loans to foreclosed real estate, net of chargeoffs                                            1,081                -
   Purchase of premises with note payable                                                                      275                -
   Accumulated other comprehensive income,
      change in unrealized gain on securities available for sale, net of tax                                   (22)             391
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

The condensed consolidated financial statements include the accounts of Intervest Bancshares Corporation (a bank holding company referred to by itself as the "Holding Company") and its subsidiaries, Intervest National Bank (the
Bank), Intervest Mortgage Corporation (formerly known as Intervest Corporation of New York) and Intervest Statutory Trust I. The Holding Company and its subsidiaries are referred to as the "Company" on a consolidated basis. The Holding Company's primary business activity is the ownership of the aforementioned subsidiaries.

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

Intervest Mortgage Corporation and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation, are located in Rockefeller Center in New York City. Intervest Mortgage Corporation is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans.

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

Activity in the allowance for loan loss reserves for the periods indicated is summarized as follows:

                                                                              Quarter Ended                    Nine-Months Ended
                                                                               September 30,                      September 30,
                                                                           ---------------------            ------------------------
($ in thousands)                                                             2002          2001               2002           2001

------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                             $4,109         $2,868            $3,380          $2,768
Provision charged to operations                                               192            264               964             364
Recoveries of previous chargeoffs (1)                                           -              -               107               -
Chargeoffs (2)                                                                  -              -              (150)              -
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                   $4,301         $3,132            $4,301          $3,132
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

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 2 - Allowance for Loan Loss Reserves, Continued

In the second quarter of 2002, the property collateralizing a commercial real estate loan with a principal balance of $1,243,000 that was on nonaccrual status and considered impaired under the criteria of SFAS No.114 at March 31, 2002 and December 31, 2001, was acquired through foreclosure and transferred to Foreclosed Real Estate at estimated fair value less estimated selling costs. A loan charge off of $150,000 was recorded against the allowance for loan loss reserves in connection with this transfer. At September 30, 2002, there were no nonaccrual or impaired loans. At December 31, 2001, the aforementioned loan of $1,243,000 was on nonaccrual status and considered impaired. Interest income that was not accrued on this loan under its contractual terms prior to foreclosure amounted to $31,000.

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

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                                         Quarter Ended           Nine-Months Ended
                                                                                         September 30,              September 30,
                                                                                   -------------------------------------------------
                                                                                      2002          2001         2002         2001
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net earnings                                                                       $2,104,000   $  929,000   $4,996,000   $2,388,000
Average number of common shares outstanding                                         4,067,433    3,899,629    3,976,700    3,899,629
------------------------------------------------------------------------------------------------------------------------------------
  Basic net earnings per share                                                     $     0.52   $     0.24   $     1.26   $     0.61
------------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
Adjusted net earnings for diluted earnings per share computation (1)               $2,214,000   $  929,000   $5,319,000   $2,388,000
Average number of common shares outstanding for dilution:
  Common shares outstanding per above                                               4,067,443    3,899,629    3,976,700    3,899,629
  Potential dilutive shares resulting from exercise of warrants (2)                   426,366       45,868      338,722            -
  Potential  dilutive  shares  resulting from conversion of debentures (3)            971,552            -      971,552            -
                                                                                   -------------------------------------------------
  Total average number of common shares outstanding                                 5,465,361    3,945,497    5,286,974    3,899,629
------------------------------------------------------------------------------------------------------------------------------------
  Diluted net earnings per share                                                   $     0.41   $     0.24   $     1.01   $     0.61
------------------------------------------------------------------------------------------------------------------------------------

(1) Adjusted net earnings represents net earnings plus interest expense on dilutive convertible debentures, net of tax, that would not occur if they were assumed converted.

(2) Common stock warrants to purchase 1,134,000 shares of common stock at prices ranging from $10.00 to $16.00 per share and common stock warrants to purchase 2,650,000 shares of common stock at prices ranging from $6.67 to $16.00 per share were not considered in the 2001 quarterly and nine-month computations of diluted EPS, respectively, because their exercise price per share exceeded the average market price of Class A common stock during those periods.

(3) Convertible debentures outstanding in 2001 totaling $8,985,000 (principal and accrued interest) were convertible into common stock at a price of $14.00 per share, but were not considered in both computations of diluted EPS for 2001 because they were not dilutive. For the 2002 computations, convertible debentures outstanding totaling $9,725,000 (principal and accrued interest) were convertible into common stock at a price of $10.01 per share and were considered dilutive, which resulted in additional common shares.

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

The following is a summary at September 30, 2002 of the minimum regulatory capital requirements and the actual capital of the Bank on a percentage basis:

                                                                       Actual              Minimum               To Be Considered
                                                                       Ratios            Requirement             Well Capitalized
                                                                       ------            -----------             ----------------

         Total capital to risk-weighted assets                         12.54%               8.00%                      10.00%
         Tier 1 capital to risk-weighted assets                        11.55%               4.00%                       6.00%
         Tier 1 capital to total average assets - leverage ratio        8.96%               4.00%                       5.00%


                Intervest Bancshares Corporation and Subsidiaries

               Review by Independent Certified Public Accountants

     Hacker, Johnson & Smith, P.A., P.C. the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2002, and for the three- and nine-month periods ended September 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

     Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

     We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of
September 30, 2002, and the related condensed consolidated statements of earnings and comprehensive income for the three- and nine-month periods ended September 30, 2002 and 2001, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2002 and 2001 included in this report. These financial statements are the responsibility of the Company's management.

     We were furnished with the report of other accountants on their reviews of the interim financial information of Intervest Mortgage Corporation (formerly known as Intervest Corporation of New York), whose total assets as of September 30, 2002 constituted 14.3% of the related consolidated total, and whose net interest income, noninterest income and net earnings for the three- and nine-month periods then ended, constituted 11.7%, 26.5% and 24.7%; and 14.2%, 25.2% and 25.5%, respectively, and whose net interest income, noninterest income and net earnings for the three- and nine-month periods ended September 30, 2001, constituted 13.2%, 16.9% and 14.4%; and 9.1%, 41.7% and 10.9%, respectively of the related consolidated totals.

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


/s/ Hacker, Johnson & Smith, P.A., P.C.
---------------------------------------
HACKER, JOHNSON & SMITH, P.A.,P.C.
Tampa, Florida
November 4, 2002

          Report on Review by Independent Certified Public Accountants



Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

     We have reviewed the condensed consolidated balance sheet of Intervest Mortgage Corporation (formerly known as "Intervest Corporation of New York" and subsidiaries (the "Company") as of September 30, 2002, and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2002 and 2001, and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the nine-month periods ended September 30, 2002 and 2001 (all of which are not presented separately herein). These financial statements are the responsibility of the Company's management.

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



/s/ Eisner, LLP
---------------
ESINER,LLP
New York, New York
October 23, 2002

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     General
                                     -------

Intervest Bancshares Corporation has three wholly owned subsidiaries - Intervest National Bank, Intervest Mortgage Corporation (formerly known as Intervest Corporation of New York) and Intervest Statutory Trust I (hereafter referred to collectively as the "Company" on a consolidated basis). Intervest Bancshares Corporation and Intervest National Bank may be referred to individually as the "Holding Company" and the "Bank," respectively.

The Holding Company's primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. From time to time, the Holding Company sells debentures to raise funds for working capital purposes.

The Bank is a nationally chartered, full-service commercial bank that has its headquarters and full-service banking office in Rockefeller Center, in New York City, and a total of five full-service banking offices in Clearwater and Pinellas County, Florida. The Bank conducts a personalized commercial and consumer banking business and attracts deposits from the areas served by its banking offices. It also provides internet banking services through its web site: www.intervestnatbank.com, which can attract deposit customers from outside its primary market areas. The deposits, together with funds derived from other sources, are used to originate a variety of real estate, commercial and consumer loans and to purchase investment securities. The Bank emphasizes multifamily and commercial real estate lending.

Intervest Mortgage Corporation is a mortgage investment company located in Rockefeller Center in New York City. It is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. Its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation are nonoperating entities that provide administrative services to Intervest Mortgage Corporation.

Intervest Statutory Trust I was formed in December 2001 in connection with the issuance of $15,000,000 of capital securities. For a further discussion, See the section entitled "Debentures Payable and Accrued Interest Payable on Debentures" on page 30 of the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

The Company has previously announced that it intends to explore further growth through the acquisition of other banks or thrifts. It will consider acquisition of banks/thrifts with operations compatible with its own, with a view towards consolidating selected lines of business, operations and support functions in order to achieve economies of scale, greater efficiency and operational consistency. The Company anticipates that any such banks/thrifts would be located in the eastern United States. The Company emphasizes that it has not entered into any agreements or identified any institutions for acquisition and there can be no assurances that any such acquisitions will be successfully completed.

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

  Comparison of Financial Condition at September 30, 2002 and December 31, 2001
  -----------------------------------------------------------------------------

Overview
--------

Total assets at September 30, 2002 increased to $661,721,000, from $512,622,000 at December 31, 2001. Total liabilities at September 30, 2002 increased to $614,603,000, from $472,227,000 at December 31, 2001. Stockholders' equity increased to $47,118,000 at September 30, 2002, from $40,395,000 at year-end 2001. Book value per common share rose to $11.44 per share at September 30, 2002, from $10.36 at December 31, 2001.

Selected balance sheet information as of September 30, 2002 follows:

                                                                       Intervest    Intervest    Intervest      Inter-
                                                            Holding     National     Mortgage    Statutory     Company
($ in thousands)                                            Company         Bank  Corporation      Trust I    Balances  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                 $   4,848    $  13,610    $  24,978        $   -   $  (5,795)   $  37,641
Securities available for sale                                     -        5,654            -            -           -        5,654
Securities held to maturity, net                                  -      146,400            -       15,464     (15,464)     146,400
Federal Reserve Bank stock                                        -        1,104            -            -           -        1,104
Loans receivable, net of deferred fees                        8,403      378,594       67,394            -           -      454,391
Allowance for loan loss reserves                                (42)      (4,175)         (84)           -           -       (4,301)
Investment in subsidiaries                                   61,847            -            -            -     (61,847)           -
Foreclosed real estate                                            -        1,081            -            -           -        1,081
All other assets                                              1,482       14,435        4,087          441        (694)      19,751
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                              $  76,538    $ 556,703    $  96,375    $  15,905   $ (83,800)   $ 661,721
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                                      $   -    $ 492,726        $   -        $   -   $  (6,103)   $ 486,623
Subordinated debentures payable                              25,894            -       74,000            -     (15,464)      84,430
Junior debentures payable-capital securities                      -            -            -       15,000           -       15,000
Note payable                                                      -          269            -            -           -          269
Accrued interest payable on all debentures                    3,311            -       10,085          428        (441)      13,383
All other liabilities                                           215       13,445        1,170           13          55       14,898
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                            29,420      506,440       85,255       15,441     (21,953)     614,603
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                         47,118       50,263       11,120          464     (61,847)      47,118
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $  76,538    $ 556,703    $  96,375    $  15,905   $ (83,800)   $ 661,721
------------------------------------------------------------------------------------------------------------------------------------

A comparison of the consolidated balance sheets as of September 30, 2002 and December 31, 2001 follows:


                                                                    At September 30, 2002              At December 31, 2001
                                                                    Carrying      % of                Carrying        % of
($ in thousands)                                                     Value     Total Assets            Value      Total Assets
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                           $37,641          5.7%             $24,409          4.8%
Time deposits with banks                                                  -            -                  250          0.1
Securities available for sale at estimated fair value                 5,654          0.9                6,192          1.2
Securities held to maturity, net                                    146,400         22.1               99,157         19.3
Federal Reserve Bank stock                                            1,104          0.2                  654          0.1
Loans receivable, net of deferred fees and loan loss reserves       450,090         68.0              365,146         71.2
Foreclosed real estate                                                1,081          0.1                    -            -
All other assets                                                     19,751          3.0               16,814          3.3
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                       $661,721        100.0%            $512,622        100.0%
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                                           $486,623         73.5%            $362,437         70.7%
Subordinated debentures payable                                      84,430         12.8               73,430         14.3
Junior debentures payable-capital securities                         15,000          2.3               15,000          2.9
Note payable                                                            269          0.1                    -            -
Accrued interest payable on all debentures                           13,383          2.0               11,480          2.3
All other liabilities                                                14,898          2.2                9,880          1.9
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                   614,603         92.9              472,227         92.1
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                 47,118          7.1               40,395          7.9
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                         $661,721        100.0%            $512,622        100.0%
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents amounted to $37,641,000 at September 30, 2002, compared to $24,409,000 at December 31, 2001, and consisted of cash on hand and due from banks, overnight federal funds and short-term commercial paper investments. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan prepayments, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Securities Available for Sale
-----------------------------

Securities available for sale amounted to $5,654,000 at September 30, 2002, compared to $6,192,000 at December 31, 2001. The decrease was due to maturities. At September 30, 2002, the portfolio had an unrealized gain, net of tax, of $89,000, compared to $111,000 at December 31, 2001. Unrealized gains and losses on securities available for sale, net of related income taxes, are reported as a separate component of comprehensive income and included in stockholders' equity.

Securities Held to Maturity, Net
--------------------------------

Securities held to maturity increased to $146,400,000 at September 30, 2002, from $99,157,000 at December 31, 2001. The increase was due to new purchases exceeding maturities and calls during the period. The portfolio consists of short-term debt obligations of FNMA, FHLB, FHLMC and FFCB with a weighted-average yield of approximately 2.61% and a weighted-average term of 1.5 years. The securities are predominately fixed rate and some have call features, which allow the issuer to call the security before its stated maturity without penalty.

Federal Reserve Bank Stock
--------------------------

In order for the Bank to be a member of the Federal Reserve Banking System, the Bank maintains an investment in the capital stock of the Federal Reserve Bank, which pays a dividend that is currently 6%. The investment, which amounted to $1,104,000 at September 30, 2002 and $654,000 at December 31, 2001, fluctuates based on the Bank's capital level.

Loans Receivable, Net of Deferred Fees and Allowance for Loan Loss Reserves
---------------------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan loss reserves, increased to $450,090,000 at September 30, 2002, from $365,146,000 at December 31, 2001. The growth reflected new originations of commercial real estate and multifamily mortgage loans, partially offset by principal repayments. Commercial real estate and multifamily real estate properties collateralized almost all of the loans in the Company's loan portfolio.

At September 30, 2002, the allowance for loan loss reserves amounted to $4,301,000, compared to $3,380,000 at December 31, 2001. The allowance represented 0.95% of total loans (net of deferred fees) outstanding at September 30, 2002, compared to 0.92% at December 31, 2001. The Company monitors its loan portfolio to determine the appropriate level of the allowance for loan loss reserves based on various factors. These factors include: the type and level of loans outstanding; volume of loan originations; overall portfolio quality; loan concentrations; specific problem loans, historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's assessment of the current and anticipated economic conditions in the Company's lending regions. The increase in the allowance was due to a provision for loan losses of $964,000 (due to loan growth) and a $107,000 recovery from the sale of collateral from a loan that was charged off prior to 1997. These additions were partially offset by a $150,000 charge off recorded in connection with a nonperforming loan as discussed below.

In the second quarter of 2002, the property collateralizing a commercial real estate loan with a principal balance of $1,243,000 that was on nonaccrual status and considered impaired under the criteria of SFAS No.114 at March 31, 2002 and December 31, 2001, was acquired through foreclosure and transferred to Foreclosed Real Estate at estimated fair value less estimated selling costs. A loan charge off of $150,000 was recorded against the allowance for loan loss reserves in connection with this transfer. At September 30, 2002, there were no nonaccrual or impaired loans. At December 31, 2001, the aforementioned loan of $1,243,000 was the only loan on nonaccrual status and considered impaired.

Foreclosed Real Estate
----------------------

At September 30, 2002, foreclosed real estate amounted to $1,081,000 and represented one commercial real estate property located in the State of Florida that was acquired by the Bank as discussed in the preceding paragraph. The property is actively being marketed for sale. Foreclosed real estate is carried at the lower of the new cost basis or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in the consolidated statement of earnings.

All Other Assets
----------------

The following table sets forth the composition of all other assets in the table on page 14:

                                              At September 30,   At December 31,
  ($ in thousands)                                  2002              2001
  ------------------------------------------------------------------------------
  Accrued interest receivable                      $4,557            $3,202
  Loans fee receivable                              3,327             2,679
  Premises and equipment, net                       6,196             6,042
  Deferred income tax asset                         1,685             1,236
  Deferred debenture offering costs, net            3,729             3,396
  All other                                           257               259
  ------------------------------------------------------------------------------
                                                  $19,751           $16,814
  ------------------------------------------------------------------------------

Accrued interest receivable fluctuates based on the amount of loans, investments and other interest-earning assets outstanding and the timing of interest payments received. The increase was due to a higher level of the aforementioned interest-earning assets.

Loan fees receivable are fees due to the Company in accordance with the terms of mortgage loans. These fees are generally due upon the full repayment of the loan. This fee is recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan. The increase was due to an increase in mortgage loan originations, partially offset by payments received.

Premises and equipment increased due to the purchase of property, at a cost of $350,000, by the Bank that is across from its Court Street branch office in Florida. This property was purchased primarily to provide additional parking for the branch. This increase was largely offset by normal amortization and depreciation.

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

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The increase was due to additional costs ($1,010,000) incurred with the sale of new debentures by Intervest Mortgage Corporation, partially offset by normal amortization.

Deposit Liabilities
-------------------

Deposit liabilities increased to $486,623,000 at September 30, 2002, from $362,437,000 at December 31, 2001, primarily reflecting increases in money market and certificate of deposit accounts of $51,750,000 and $69,374,000, respectively. At September 30, 2002, certificate of deposit accounts totaled $310,839,000 and demand deposit, savings, NOW and money market accounts aggregated $175,784,000. The same categories of deposit accounts totaled $241,465,000 and $120,972,000, respectively, at December 31, 2001. Certificate of deposit accounts represented 64% of total deposits at September 30, 2002, compared to 67% at year-end 2001.

Debentures Payable and Related Accrued Interest Payable
-------------------------------------------------------

At September 30, 2002, debentures payable amounted to $84,430,000, compared to $73,430,000 at year-end 2001. The increase was due to the sale of additional debentures by Intervest Mortgage Corporation (Series 1/17/02 and 8/05/02 totaling $13,500,000 in principal amount and maturing at various times through January 1, 2010) as part of its normal funding of its mortgage loan originations, partially offset by the repayment of $2,500,000 of its Series 06/28/99 debentures. The sale of the debentures, after underwriter's commissions and other issuance costs, resulted in net proceeds of $12,490,000. At September

30, 2002, Intervest Mortgage Corporation had $74,000,000 principal amount of debentures payable outstanding and the Holding Company had $10,430,000 principal amount of debentures payable outstanding, of which $6,930,000 were convertible into the Holding Company's Class A common stock at a current conversion price of $10.01 per share.

At September 30, 2002 and December 31, 2001, the Holding Company, through its wholly owned subsidiary Intervest Statutory Trust I, has Trust Preferred Securities (Junior Debentures Payable) outstanding totaling $15,000,000 that qualify as regulatory capital.

At September 30, 2002, accrued interest payable on all debentures amounted to $13,383,000, compared to $11,480,000 at year-end 2001. Nearly all of the accrued interest payable is due and payable at the maturity of various debentures. For a further discussion of all the debentures, including conversion prices and redemption premiums, see notes 7 and 9 to the consolidated financial statements included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

Note Payable
------------

In connection with the purchase of property by the Bank that is across from its Court Street branch office in Florida as described previously, the Bank issued a note payable to the seller for $275,000. The note matures in February of 2017 and calls for monthly payments of principal and interest at 7% per annum.

All Other Liabilities
---------------------

The following table shows the composition of all other liabilities in the table on page 14:

                                             At September 30,    At December 31,
   ($ in thousands)                               2002                  2001
   -----------------------------------------------------------------------------
   Mortgage escrow funds payable                 $9,684               $4,253
   Official checks outstanding                    2,394                3,219
   Accrued interest payable on deposits             853                  817
   Income taxes payable                             464                  772
   All other                                      1,503                  819
   -----------------------------------------------------------------------------
                                                $14,898               $9,880
   -----------------------------------------------------------------------------

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

Stockholders' Equity and Regulatory Capital
-------------------------------------------

Stockholders' equity increased to $47,118,000 at September 30, 2002, from $40,395,000 at December 31, 2001. The increase was due to the following: net earnings of $4,996,000; the issuance of 219,450 shares of Class A common stock upon the exercise of common stock warrants for total proceeds, including related tax benefits, of $1,656,000; and the recording of $93,000 of net compensation expense related to stock warrants held by employees and directors; partially offset by a $22,000 decrease in unrealized gains, net of tax, on securities available for sale. For additional discussion of employee stock warrants, see the section "Comparison of Results of Operations for the Quarters Ended September 30, 2002 and 2001." The Bank is a well-capitalized institution as defined in applicable banking regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding which would change the Bank's designation as a well-capitalized institution. See note 4 to the condensed consolidated financial statements in this report for the Bank's capital ratios.

                         Liquidity and Capital Resources
                         -------------------------------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment funding commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of retail deposits obtained through the Bank's offices and through the mail, satisfactions and repayments of loans, the maturities and calls of securities, and cash provided by operating activities. The Company may also borrow funds through the federal funds market or sale of debentures. For information about the cash flows from the Company's operating, investing and financing activities, see the condensed consolidated statements of cash flows in this report. At September 30, 2002, the Company's total commitment to lend aggregated approximately $62,500,000. Based on its cash flow projections, the Company believes that it can fund all of its outstanding commitments from the aforementioned sources of funds.

                               Interest Rate Risk
                               ------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The primary objective of the Company's asset/liability management strategy is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. At September 30, 2002, the Company's one-year interest-rate sensitivity gap was a positive $100,617,000 or 15.2% of total assets, compared to a positive $31,738,000, or 6.2%, at December 31, 2001. The increase in the gap was primarily due to an increase in variable rate loans funded by an increase in certificate of deposits with a term of over one year.

In computing the gap, the Company treats its interest checking, money market and savings deposit accounts as immediately repricing. Further, the Company has a "floor," or minimum rate, on many of its floating-rate loans that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan's interest rate. This feature reduces the effect on interest income in a falling rate environment. For a further discussion of interest rate risk and gap analysis, including all of the assumptions used in developing the one-year gap, see the Company's 2001 Annual Report to Stockholders on Form 10-K, pages 31and 32.

              Comparison of Results of Operations for the Quarters
              ----------------------------------------------------

                        Ended September 30, 2002 and 2001
                        ---------------------------------


Overview
--------

Consolidated net earnings in the third quarter of 2002 increased 126% to $2,104,000, from $929,000, in the third quarter of 2001. Earnings per share on a fully diluted basis increased to $0.41 in the third quarter of 2002, from $0.24 in the third quarter of 2001. The earnings per share computation in the 2002 quarter included a higher amount of common shares largely due to an increase in dilutive common stock warrants and convertible debentures outstanding resulting from an increase in the Company's average stock price. Earnings growth was due to an improved net interest margin and a higher level of income from mortgage loan prepayments. Net interest and dividend income increased by $1,603,000 while noninterest income rose by $499,000 (of which $404,000 was due to loan prepayments). These improvements were partially offset by a $718,000 increase in the provision for income taxes due to higher pre-tax income and a $281,000 increase in noninterest expenses, a large portion of which was attributable to the Company's growth in assets.

Selected information regarding results of operations for the third quarter of 2002 follows:

                                                                         Intervest      Intervest  Intervest    Inter-
                                                               Holding    National       Mortgage  Statutory   Company
($ in thousands)                                               Company        Bank    Corporation   Trust I   Balances  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                   $   250     $ 9,052     $ 2,114    $   381    $  (401)    $11,396
Interest expense                                                   677       4,627       1,584        370       (401)      6,857
                                                               ---------------------------------------------------------------------
Net interest and dividend income (expense)                        (427)      4,425         530         11          -       4,539
Provision  (credit) for loan loss reserves                          (8)        191           9          -          -         192
Noninterest income                                                  63         525         662          -       (514)        736
Noninterest expenses                                                65       1,694         338         11       (514)      1,594
                                                               ---------------------------------------------------------------------
Earnings (loss) before taxes                                      (421)      3,065         845          -          -       3,489
Provision (credit) for income taxes                               (198)      1,258         325          -          -       1,385
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                            $  (223)    $ 1,807     $   520        $ -       $  -     $ 2,104
------------------------------------------------------------------------------------------------------------------------------------
Intercompany dividends received (paid) (1)                     $   375     $  (375)       $  -        $ -       $  -        $  -
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

Net Interest and Dividend Income
--------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates. Net interest and dividend income increased to $4,539,000 in the third quarter of 2002, from $2,936,000 in the third quarter of 2001. The increase was attributable to growth of $199,713,000 in the Company's average interest-earning assets and an increase in the net interest margin from 2.70% in the third quarter of 2001, to 2.85% in the third quarter of 2002. The growth in average earning assets was due to $123,247,000 in new mortgage loans and a net increase in security and other short-term investments aggregating $76,466,000. These increases were funded by

$162,876,000 of new deposits, $28,220,000 of additional borrowed funds and a $6,919,000 increase in stockholders' equity.

The increase in the margin was due to the Company's cost of funds decreasing at a faster pace than its yield earned on interest-earning assets in a declining interest rate environment. The yield on interest-earning assets decreased 106 basis points to 7.16% in the third quarter of 2002 due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on security and other short-term investments. The cost of funds decreased 143 basis points to 4.68% in the third quarter of 2002 primarily due to lower rates paid on deposit accounts and rate decreases on floating-rate debentures. The floating-rate debentures are indexed to the JPMorgan Chase Bank prime rate, which decreased by a total of 475 basis points from January 2001 to September 2002.

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

                                                                                        Quarter Ended
                                                       -----------------------------------------------------------------------------
                                                                 September 30, 2002                      September 30, 2001
                                                       -----------------------------------------------------------------------------
                                                        Average      Interest     Yield/           Average     Interest   Yield/
($ in thousands)                                        Balance      Inc./Exp.     Rate            Balance     Inc./Exp.   Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans                                               $460,792       $10,254      8.83%           $337,545      $8,050    9.46%
   Securities                                           152,944         1,064      2.76              44,129         463    4.16
   Other interest-earning assets                         17,992            78      1.72              50,341         437    3.44
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                           631,728       $11,396      7.16%            432,015      $8,950    8.22%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                               14,395                                      11,897
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                           $646,123                                    $443,912
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest checking deposits                          $  9,404       $    53      2.24%           $  8,036      $   62    3.06%
   Savings deposits                                      30,719           193      2.49              20,292         206    4.03
   Money market deposits                                131,775           826      2.49              67,070         682    4.03
   Certificates of deposit                              303,196         3,531      4.62             216,820       3,243    5.93
------------------------------------------------------------------------------------------------------------------------------------
Total deposit accounts                                  475,094         4,603      3.84             312,218       4,193    5.33

------------------------------------------------------------------------------------------------------------------------------------
   Debentures and related interest payable               91,321         1,874      8.14              78,372       1,821    9.22
   Junior debentures - capital securities                15,000           375      9.92                   -           -       -
   Note payable                                             271             5      7.00                   -           -       -
------------------------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                    106,592         2,254      8.39              78,372       1,821    9.22
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                      581,686       $ 6,857      4.68%            390,590      $6,014    6.11%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                              4,424                                       5,134
Noninterest-bearing liabilities                          14,691                                       9,785
Stockholders' equity                                     45,322                                      38,403
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $646,123                                    $443,912
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                               $ 4,539      2.48%                         $2,936    2.11%
------------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                     $ 50,042                    2.85%           $ 41,425                2.70%
------------------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                   1.09                                        1.11x
------------------------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets (1)                             1.30%                                       0.84%
  Return on average equity  (1)                           18.57%                                       9.68%
  Noninterest expense to average assets (1)                0.99%                                       1.18%
  Efficiency ratio (2)                                    30.22%                                      41.38%
  Average stockholders' equity to average assets           7.01%                                       8.65%
------------------------------------------------------------------------------------------------------------------------------------

(1)  Annualized
(2) Defined as noninterest expenses as a percentage of net interest income before the provision for loan losses plus noninterest income.

Provision for Loan Loss Reserves
--------------------------------

In the third quarter of 2002, the Company recorded a provision for loan losses of $192,000 compared to $264,000 in the same quarter of 2001. The provision is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors as discussed on page 15 of this report. The lower provision for the 2002 quarter was a function of net loan growth, which amounted to $4,648,000 during the current quarter, versus $38,070,000 in the third quarter of 2001.

Noninterest Income
------------------

Noninterest income includes fees from customer service charges and income from mortgage lending activities, which is comprised mostly of income from loan prepayments, fees earned on expired loan commitments, and loan service, inspection and maintenance charges.

Noninterest income increased to $736,000 in the third quarter of 2002, from $237,000 in the third quarter of 2001. The increase was due to higher income and fees ($404,000) from the prepayment of mortgage loans and increases in fees earned on expired loan commitments and loan service charge income. The amount and timing of, as well as income from, loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates.

Noninterest Expenses
--------------------

Noninterest expenses increased to $1,594,000 in the third quarter of 2002, from $1,293,000 in the comparable quarter of 2001, exclusive of $20,000 of nonrecurring expenses associated with the merger of Intervest Bank into Intervest National Bank in 2001. The resulting increase of $301,000 was largely due to a $103,000 increase in compensation and benefits, a $81,000 increase in occupancy and equipment expenses, a $41,000 increase in data processing expenses, a $13,000 increase in advertising expenses and the addition of $29,000 of net expenses associated with foreclosed real estate during the third quarter of 2002.

The increase in compensation and benefits was due to $110,000 resulting from additional staff, salary increases and a higher cost of employee benefits, and bonus payments of $37,000 to the Chairman of the Company. These items were partially offset by the reversal of $44,000 in compensation associated with certain common stock warrants held by employees as a result of a decrease in the Company's Class A common stock price during the quarter. (In 2001, the Company modified the terms of its Class A common stock warrants - exercisable at $12.50 and $16.00 per share as of December 31, 2001 - and reduced the exercise price to $10.01 per share commencing January 1, 2002 and extended the expiration date to December 31, 2002.) In September 2002, the Company further modified the warrants by extending the expiration date to December 31, 2003. For these warrants, which total 138,500, compensation expense is being recorded in the statement of earnings with the corresponding credit to paid in capital in accordance with variable rate accounting as prescribed in APB Opinion No. 25 and related interpretations. Future compensation amounts related to these warrants will fluctuate up or down (but not less than the $73,000 recorded year to date) until December 31, 2003 and will be a function of the Company's Class A common stock price and number of warrants outstanding and exercised.

The increase in data processing expenses was due to growth in the Bank's assets. The Bank engages a third-party servicer for its main data processing and the fee is a function of the Bank's total assets, which increased to $556,703,000 at September 30, 2002, compared to $385,928,000 at September 30, 2001.

The increase in occupancy and equipment expenses was primarily due to increased depreciation expense and higher real estate taxes and maintenance charges, including insurance and security protection expenses.

The increase in advertising expenses was due to additional advertising to support loan and deposit growth.

Provision for Income Taxes
--------------------------

The provision for income taxes increased to $1,385,000 in the third quarter of 2002, from $667,000 in the third quarter of 2001, due to higher pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 39.7% in the 2002 period, compared to 41.8% in the 2001 period.

             Comparison of Results of Operations for the Nine-Months
             -------------------------------------------------------

                        Ended September 30, 2002 and 2001
                        ---------------------------------

Overview
--------

Consolidated net earnings for the nine-months ended September 30, 2002 more than doubled to $4,996,000, or $1.01 per fully diluted share, from $2,388,000, or $0.61 per fully diluted share, in the same period of 2001. The growth in earnings was due to a $5,307,000 increase in net interest and dividend income and a $357,000 increase in noninterest income, partially offset by a $1,686,000 increase in the provision for income taxes, a $770,000 increase in noninterest expenses, and a $600,000 increase in the provision for loan loss reserves. The earnings per share computation in the 2002 period included additional common shares resulting from common stock warrants and convertible debentures that became dilutive during the period.

Selected information regarding results of operations for the nine-months ended September 30, 2002 follows:

                                                                 Intervest      Intervest  Intervest      Inter-
                                                      Holding     National       Mortgage  Statutory     Company
($ in thousands)                                      Company         Bank    Corporation    Trust I    Balances   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                         $    751     $ 25,040     $  6,390     $  1,145    $ (1,211)      $ 32,115
Interest expense                                        2,015       12,952        4,593        1,111      (1,211)        19,460
                                                     -------------------------------------------------------------------------------
Net interest and dividend income (expense)             (1,264)      12,088        1,797           34           -         12,655
Provision (credit) for loan loss reserves                  (6)         905           65            -           -            964
Noninterest income                                        163        1,022        1,477            -      (1,274)         1,388
Noninterest expenses                                      390        4,611          975           34      (1,274)         4,736
                                                     -------------------------------------------------------------------------------
Earnings (loss) before taxes                           (1,485)       7,594        2,234            -           -          8,343
Provision (credit) for income taxes                      (681)       3,067          961            -           -          3,347
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                  $   (804)    $  4,527     $  1,273         $  -       $   -       $  4,996
------------------------------------------------------------------------------------------------------------------------------------
Intercompany dividends received (paid) (1)           $  1,125     $ (1,125)        $  -         $  -       $   -           $  -
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

Net interest and dividend income increased to $12,655,000 in the first nine months of 2002, from $7,348,000 in the first nine months of 2001. The increase was attributable to growth of $155,903,000 in the Company's average interest-earning assets and an increase in the net interest margin from 2.34% in the first nine months of 2001, to 2.94% in the first nine months of 2002.

The growth in average earning assets was due to $128,799,000 in new mortgage loans and a net increase in security and other short-term investments aggregating $27,104,000. These increases were funded by $120,691,000 of new deposits, $28,402,000 of additional borrowed funds and a $5,488,000 increase in stockholders' equity.

The increase in the margin was due to the Company's cost of funds decreasing at a faster pace than its yield earned on interest-earning assets in a declining interest rate environment. The yield on interest-earning assets decreased 84 basis points to 7.46%, while the cost of funds decreased 166 basis points to 4.92% in the first nine months of 2002. The reasons for the changes are substantially the same as those discussed in the "Comparison of Results of Operations for the Quarters Ended September 30, 2002 and 2001."

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

                                                                                   Nine-Months Ended
                                                       -----------------------------------------------------------------------------
                                                              September 30, 2002                       September 30, 2001
                                                       -----------------------------------------------------------------------------
                                                       Average     Interest   Yield/            Average     Interest   Yield/
($ in thousands)                                       Balance     Inc./Exp.   Rate             Balance     Inc./Exp.   Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans                                               $428,206     $29,046    9.07%           $299,407      $21,637    9.66%
   Securities                                           133,491       2,889    2.89              66,224        2,643    5.34
   Other interest-earning assets                         13,761         180    1.75              53,924        1,758    4.36
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                           575,458     $32,115    7.46%            419,555      $26,038    8.30%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                               14,654                                  11,721
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                           $590,112                                $431,276
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest checking deposits                          $  9,535     $   173    2.43%           $  7,373        $ 165    2.99%
   Savings deposits                                      28,958         590    2.72              18,079          591    4.37
   Money market deposits                                115,010       2,318    2.69              61,448        2,042    4.44
   Certificates of deposit                              271,517       9,791    4.82             217,429       10,170    6.25
------------------------------------------------------------------------------------------------------------------------------------
Total deposit accounts                                  425,020      12,872    4.05             304,329       12,968    5.70
------------------------------------------------------------------------------------------------------------------------------------
   Federal funds purchased                                  114           2    1.96                   -            -       -
   Debentures and related interest payable               88,644       5,451    8.22              75,586        5,722   10.12
   Junior debentures - capital securities                15,000       1,123   10.01                   -            -       -
   Note payable                                             230          12    7.00                   -            -       -
------------------------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                    103,988       6,588    8.47              75,586        5,722   10.12
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                      529,008     $19,460    4.92%            379,915      $18,690    6.58%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                              5,200                                   6,586
Noninterest-bearing liabilities                          12,953                                   7,312
Stockholders' equity                                     42,951                                  37,463
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $590,112                                $431,276
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                             $12,655    2.54%                         $ 7,348    1.72%
------------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                     $ 46,450                2.94%           $ 39,640                 2.34%
------------------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                   1.09x                                   1.10x
------------------------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets (1)                             1.13%                                   0.74%
  Return on average equity  (1)                           15.51%                                   8.50%
  Noninterest expense to average assets (1)                1.07%                                   1.23%
  Efficiency ratio (2)                                    33.72%                                  47.33%
  Average stockholders' equity to average assets           7.28%                                   8.69%
------------------------------------------------------------------------------------------------------------------------------------

(1)  Annualized
(2) Defined as noninterest expenses as a percentage of net interest income before the provision for loan losses plus noninterest income.

Provision for Loan Loss Reserves
--------------------------------

In the first nine months of 2002, the Company recorded a provision for loan losses of $964,000, compared to $364,000 in the first nine months of 2001. The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors as discussed on page 15 of this report. The increase in provision for the 2002 period was due to the growth in the loan portfolio of $86,934,000 during 2002.

Noninterest Income
------------------

Noninterest income includes fees from customer service charges and income from mortgage lending activities, which is comprised mostly of income from loan prepayments, fees earned on expired loan commitments, and loan service, inspection and maintenance charges. Noninterest income increased to $1,388,000 in the first nine months of 2002, from $1,031,000 in the first nine months of 2001. The increase was due to higher income and fees ($214,000) from the prepayment of mortgage loans and increases in fees earned on expired loan commitments and loan service charge income. The amount and timing of, as well as income from, loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates.

Noninterest Expenses
--------------------

Noninterest expenses increased to $4,736,000 in the first nine months of 2002, from $3,791,000 in the comparable period of 2001, exclusive of $175,000 of nonrecurring expenses associated with the merger of Intervest Bank into Intervest National Bank in 2001. The resulting increase of $945,000 was largely due to a $429,000 increase in compensation and benefits, a $212,000 increase in data processing expenses, a $136,000 increase in occupancy and equipment expenses, a $33,000 increase in advertising expenses and the addition of $76,000 of net expenses associated with foreclosed real estate during 2002.

The increase in compensation and benefits was due to $243,000 resulting from additional staff, salary increases and a higher cost of employee benefits, bonus payments of $113,000 to the Chairman of the Company and $73,000 associated with certain common stock warrants held by employees.

For a further discussion of the compensation expense associated with the warrants as well as the reasons for the changes for the remaining expenses noted above (which are substantially the same as those for the quarterly period), see the section "Comparison of Results of Operations for the Quarters Ended September 30, 2002 and 2001."

Provision for Income Taxes
--------------------------

The provision for income taxes increased to $3,347,000 in the first nine months of 2002, from $1,661,000 in the first nine months of 2001, due to higher pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 40.1% in the 2002 period, compared to 41.0% in the 2001 period.

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

ITEM 4. Controls and Procedures

     a) Evaluation of disclosure controls and procedures.  The Company maintains
        ------------------------------------------------
controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

     b) Changes in internal controls. The Company made no significant changes in
        ----------------------------
its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

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

ITEM 3.  Defaults Upon Senior Securities
         Not Applicable
ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

ITEM 5.  Other Information
         Not Applicable


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibit is filed as part of this report.
         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
(b) No reports on Form 8-K were filed during the reporting period covered by this report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES


Date: November 8, 2002        By:  /s/ Lowell S. Dansker
                              --------------------------
                                      Lowell S. Dansker, President and Treasurer
                                     (Principal Executive and Financial Officer)


Date: November 8, 2002        By:  /s/ Lawrence G. Bergman
                              ----------------------------
                                     Lawrence G. Bergman, Vice President
                                     and Secretary

                                  CERTIFICATION
                                  -------------

     I, Lowell S. Dansker, as the principal executive and principal financial officer of Intervest Bancshares Corporation and Subsidiaries (the "Company"), certify, that:

     1.     I have reviewed this quarterly report on Form 10-Q of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4.     I  am  responsible  for  establishing  and  maintaining   disclosure
            controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of
            Directors:

            (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





/s/ Lowell S. Dansker
---------------------
Lowell S. Dansker, President and Treasurer
(Principal Executive and Financial Officer)
November 8, 2002