Form 10-K
period 2002-12-31
INTERVEST BANCSHARES CORP
filed 2003-03-17
CIK 927807

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        Commission File Number 000-23377

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes _ No_.

As of February 25, 2003 there were 4,348,087 shares of the Registrant's Class A common stock and 355,000 shares of the Registrant's Class B common stock issued and outstanding. The aggregate market value of 1,765,437 shares of the Registrant's Class A common stock on February 25, 2003, which excludes 2,582,650 shares held by affiliates as a group, was $19,137,337. This value is based on the average bid and asked price of $10.84 per share on February 25, 2003 of the Class A common stock on the NASDAQ Small Cap Market.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
================================================================================

                Intervest Bancshares Corporation and Subsidiaries

                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

 PART I

                                                                            Page
                                                                            ----

 Item 1   Description of Business ...........................................  2

 Item 2   Description of Properties ......................................... 12

 Item 3   Legal Proceedings ................................................. 13

 Item 4   Submission of Matters to a Vote of Security Holders................ 13

 Item 4A  Executive Officers and Other Key Employees......................... 13

 PART II

 Item 5   Market for Common Equity and Related Stockholder Matters........... 15

 Item 6   Selected Consolidated Financial and Other Data..................... 16

 Item 7   Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................... 17

 Item7A Quantitative and Qualitative Disclosures About Market Risk........... 34

 Item 8   Financial Statements and Supplementary Data........................ 34

 Item 9   Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure .......................... 66

 PART III

 Item 10  Directors and Executive Officers .................................. 66

 Item 11  Executive Compensation ............................................ 66

 Item 12  Security Ownership of Certain Beneficial Owners and Management..... 66

 Item 13  Certain Relationships and Related Transactions..................... 66

 Item 14  Controls and Procedures............................................ 66

 PART IV

 Item 15  Exhibits, Financial Statements Schedules and Reports on Form 8-K... 66

 Signatures ................................................................. 68

 Certification .............................................................. 69

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

Intervest Bancshares Corporation
--------------------------------

Intervest Bancshares Corporation is a registered bank holding company (the "Holding Company") incorporated in 1993 under the laws of the State of Delaware. Its principal office is located at 10 Rockefeller Plaza, Suite 1015, New York, New York 10020, and its telephone number is 212-218-2800. The Holding Company's Class A common stock is listed on the NASDAQ SmallCap Market (Symbol: IBCA). At December 31, 2002, the Holding Company owned 100% of the outstanding capital stock of Intervest National Bank (the "Bank"), Intervest Mortgage Corporation (whose name was changed from Intervest Corporation of New York in 2002) and Intervest Statutory Trust I (hereafter referred to collectively as the "Company," on a consolidated basis). On July 20, 2001, Intervest Bank (the Holding Company's other wholly owned banking subsidiary prior to that date) was merged into Intervest National Bank. The merger was treated as a reorganization and accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of both banks were combined and recorded at their historical cost amounts.

At December 31, 2002, the Company had total assets of $685,979,000, cash and security investments of $179,651,000, net loans of $489,912,000, deposits of $505,958,000, debentures and related interest payable of $113,302,000, and stockholders' equity of $53,126,000, compared to total assets of $512,622,000, cash and security investments of $130,662,000, net loans of $368,526,000, deposits of $362,437,000, debentures and related interest payable of $99,910,000, and stockholders' equity of $40,395,000 at December 31, 2001.

The Holding Company's primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. From time to time, the Holding Company has sold debentures to raise funds for working capital purposes. The Holding Company is subject to examination and regulation by the Federal Reserve Board.

In December 2002, Intervest Bancshares Corporation entered into an agreement to acquire Intervest Securities Corporation, an affiliated entity that is a broker/dealer registered in nine states and is an NASD and SIPC member firm. Intervest Securities Corporation participates as a selected dealer from time to time in offerings of debt securities of the Company, primarily those of Intervest Mortgage Corporation. Pursuant to this agreement, Intervest Bancshares Corporation will acquire all of the capital stock of Intervest Securities Corporation for 30,000 shares of its Class B common stock that will be newly issued for this transaction. At December 31, 2002, Intervest Securities Corporation's net assets amounted to approximately $200,000 and consisted of cash. The transaction is subject to the approval of both the NASD and the Federal Reserve Bank of New York (FRB) and is expected to close in the first quarter of 2003. Intervest Securities Corporation will become a wholly owned subsidiary of Intervest Bancshares Corporation. In connection with this transaction, Intervest Bancshares Corporation filed an election with and was approved by the FRB to become a financial holding company under Regulation Y effective January 23, 2003. The Company has also previously announced that it intends to explore further growth through the acquisition of other banks or thrifts. It will consider acquisition of banks/thrifts with operations compatible with its own, with a view towards consolidating selected lines of business, operations and support functions in order to achieve economies of scale, greater efficiency and operational consistency. The Company anticipates that any such banks/thrifts would be located in the eastern United States. The Company emphasizes that it has not entered into any agreements or identified any institutions for acquisition and there can be no assurances that any such acquisitions will be successfully completed.

Intervest National Bank
-----------------------

Intervest National Bank is a nationally chartered bank that has its headquarters and full-service banking office at One Rockefeller Plaza, in New York City, and a total of five full-service banking offices in Pinellas County, Florida - four in Clearwater and one in South Pasadena.

At December 31, 2002, the Bank had total assets of $581,435,000, cash and security investments of $163,167,000, net loans of $407,128,000, deposits of $517,209,000 and stockholder's equity of $51,936,000, compared to total assets of $421,152,000, cash and security investments of $116,387,000, net loans of $296,255,000, deposits of $365,978,000 and stockholder's equity of $46,749,000, at December 31, 2001.

The Bank provides a wide range of banking services to small and middle-market businesses and individuals. It conducts a personalized commercial and consumer banking business and attracts deposits from the areas served by its banking offices. The Bank also provides internet banking through its web site: www.intervestnatbank.com, which can attract deposit customers from within as well as outside its primary market areas. The deposits, together with funds derived from other sources, are used to originate a variety of real estate, commercial and consumer loans and to purchase investment securities. The Bank emphasizes multifamily residential and commercial real estate lending and also offers commercial and consumer loans.

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

Intervest Mortgage Corporation
------------------------------

Intervest Mortgage Corporation is in the business of investing primarily in commercial and multifamily real estate mortgage loans on income producing properties, such as office and commercial properties and multifamily residential apartment buildings. It also makes loans on other types of properties and may resell mortgages. Intervest Mortgage Corporation is located at 10 Rockefeller Plaza in New York City.

Intervest Mortgage Corporation was acquired by the Holding Company on March 10, 2000. In the acquisition, all of the outstanding capital stock of Intervest Mortgage Corporation was acquired in exchange for 1,250,000 shares of the

Holding Company's Class A common stock. Former shareholders of Intervest Mortgage Corporation are officers and directors of Intervest Mortgage
Corporation and the Holding Company. The acquisition was accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of both companies were combined and recorded at their historical cost amounts.

At December 31, 2002, Intervest Mortgage Corporation had total assets of $97,311,000, net loans of $73,499,000, debentures and related interest payable of $84,751,000, and stockholder's equity of $11,413,000, compared to total assets of $83,083,000, net loans of $62,665,000, debentures and related interest payable of $72,113,000, and stockholder's equity of $9,847,000, at December 31, 2001.

Intervest Mortgage Corporation's operations are significantly influenced by the movement of interest rates and by general economic conditions, particularly those in the New York City metropolitan area where most of the properties that secure its mortgage loans are concentrated.

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

Intervest Mortgage Corporation's lending activities have been concentrated in the New York City metropolitan region. It also makes loans in other states, including Connecticut, Florida, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, Virginia and Washington D.C.

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

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community bank is better positioned to establish personalized banking relationships with both commercial customers and individual households. The Bank's community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized banking services are factors that contribute to the Bank's competitiveness. Management believes a locally-based bank is often perceived by the local business community as possessing a clearer understanding of local commerce and their needs. Consequently, management believes that the Bank can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability, although no assurances can be given that such factors will assure success. In addition, management believes a personalized service approach enables the Bank to attract and retain core deposits.

In making its investments, Intervest Mortgage Corporation also experiences significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, limited partnerships and other lenders and investors engaged in purchasing mortgages or making real property investments with investment objectives similar in whole or part to its own. An increase in the general availability of funds may increase competition in the making of investments in mortgages and real property, and may reduce the yields available therefrom.

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

The Bank's Loan Committee, as well as its senior management and lending officers, concentrate their efforts and resources on loan review and underwriting procedures. Internal controls include ongoing reviews of loans to monitor documentation and ensure the existence and valuations of collateral. The Bank also has in place a review process with the objective of quickly identifying, evaluating and initiating necessary corrective actions for any problem loans.

Intervest Mortgage Corporation does not have formal policies regarding the percentage of its assets that may be invested in any single mortgage, the type of mortgage loans and investments it can make, the geographic location of properties collateralizing those mortgages and limits as to loan-to-value ratios. Intervest Mortgage Corporation also does not have a Loan Committee or a formal loan approval process.

At December 31, 2002, the Company did not have any nonaccrual or impaired loans. At December 31, 2001, the Bank had one commercial real estate loan with a principal balance of $1,243,000 classified as nonperforming and impaired. In the second quarter of 2002, the property collateralizing this loan was acquired through foreclosure and transferred to Foreclosed Real Estate at estimated fair value less estimated selling costs. A loan charge off of $150,000 was recorded against the allowance for loan loss reserves in connection with this transfer.

There can be no assurance that a downturn in real estate values, as well as other economic factors, would not have an adverse impact on the Company's future level of nonperforming assets and profitability.

Lending Activities

The Company's lending activities include real estate loans and commercial and consumer loans. Real estate loans include primarily the origination of loans for commercial and multifamily properties. While the Bank's lending activities include single-family residential mortgages, such lending has not been emphasized. Commercial loans include loans to businesses originated for working capital needs. Consumer loans include those for the purchase of automobiles, boats, home improvements and investments. At December 31, 2002, the Company's loan portfolio, net of deferred fees, amounted to $489,912,000, compared to $368,526,000 at December 31, 2001.

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

Mortgage loans on commercial and multifamily properties are normally originated for terms of no more than 20 years, many with variable interest rates that are based on the prime rate. Additionally, many loans have an interest rate floor which resets upward along with any increase in the loan's interest rate. This feature reduces the loan's interest rate exposure to declining interest rates.

Mortgage loans on commercial and multifamily properties typically provide for periodic payments of interest and principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The majority of the mortgages owned by the Company provide for balloon payments at maturity, which means that a substantial part or the entire original principal amount is due in one lump sum payment at maturity. If the net revenue from the property is not sufficient to make all debt service payments due on the mortgage or, if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (by refinancing, sale or otherwise) to make the lump sum payment, the Company could sustain a loss on its investment in the mortgage loan. The Company's mortgage loans are generally not personal obligations of the borrower and are not insured or guaranteed by governmental agencies.

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

The Company's underwriting procedures normally require the following: physical inspections by management of properties being considered for mortgage loans; mortgage title insurance; hazard insurance; and an appraisal of the property securing the loan to determine the property's adequacy as collateral performed by an appraiser approved by the Company. In addition, the Company analyzes relevant real property and financial factors, which in certain cases may include: the condition and use of the subject property; the property's income-producing capacity; and the quality, experience and creditworthiness of the property's owner.

For commercial and consumer loans, upon receipt of a loan application from a prospective borrower, a credit report and other verifications are obtained to substantiate specific information relating to the applicant's employment income and credit standing.

Real Estate Investing Activities

The Company, from time to time, may purchase equity interests in real property or it may acquire such an equity interest pursuant to a foreclosure upon a mortgage in the normal course of business. With respect to such equity interests in real estate, the Company may acquire and retain title to properties either directly or through a subsidiary. While no such transactions are presently pending, the Company would consider the expansion of its business through investments in or acquisitions of other companies engaged in real estate or mortgage business activities. While the Company has not previously made acquisitions of real property (other than purchases in connection with the operation of its offices or properties acquired through foreclosure) its management has had substantial experience in the acquisition and management of properties and, in particular, multifamily residential properties.

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

Securities held to maturity totaled $145,694,000 at December 31, 2002, compared to $99,157,000 at December 31, 2001. Securities available for sale amounted $6,192,000 at December 31, 2001. There were no securities classified as available for sale at December 31, 2002.

The Company also invests in various money market instruments, including overnight and term federal funds, short-term bank commercial paper and certificate of deposits. These instruments are used to temporarily invest funds resulting from deposit-gathering activities, normal cash flow from operations and sales of debentures. Cash and short-term investments at December 31, 2002 amounted to $30,849,000, compared to $24,409,000 at December 31, 2001.

Sources of Funds

The Bank's primary sources of funds consist of the following: retail deposits obtained through its branch offices and through the mail; amortization, satisfactions and repayments of loans; maturities and calls of securities; and cash generated by operating activities. In addition, the Bank has from time to time received capital contributions from the Holding Company.

Deposit accounts are solicited from individuals, small businesses and professional firms located throughout the Bank's primary market areas through the offering of a broad variety of deposit services. The Bank also uses its web site on the internet: www.intervestnatbank.com, which attracts deposit customers from both within and outside its primary market areas. At December 31, 2002, consolidated deposit liabilities totaled $505,958,000, compared to $362,437,000 at December 31, 2001.

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

The Bank purchases federal funds from time to time to manage its liquidity needs. At December 31, 2002 and 2001, there were no such funds outstanding, and such funding has not been emphasized. The Bank has agreements with correspondent banks whereby it may borrow up to $8,000,000 on an unsecured basis. There were no outstanding borrowings under these agreements at December 31, 2002 or 2001.

Intervest Mortgage Corporation's principal sources of funds consist of borrowings (through the sale of its debentures), mortgage repayments and cash flow generated from operations. At December 31, 2002, Intervest Mortgage Corporation had debentures outstanding of $74,000,000, compared to $63,000,000 at December 31, 2001. The Holding Company has also sold debentures for working capital purposes. The Holding Company's debentures outstanding totaled $10,430,000 at December 31, 2002 and December 31, 2001.

On December 18, 2001, the Holding Company's wholly-owned subsidiary, Intervest Statutory Trust I, sold 9.875% Trust Preferred Securities due December 18, 2031 to third party investors in the aggregate principal amount of $15,000,000, referred to in this report as the Capital Securities. The net proceeds from the sale, as well as the initial capital contribution of $464,000 from the Holding Company, were reinvested by the Trust into the Holding Company in exchange for $15,464,000 of the Holding Company's 9.875% Junior Subordinated Debentures (the "Junior Subordinated Debentures") due December 18, 2031. The Holding Company then invested $15,000,000 as a capital contribution in the Bank. The sole asset of the Trust, the obligor on the Capital Securities, is the Junior Subordinated Debentures. For a further discussion of all the debentures, including conversion prices and redemption premiums, see note 7 and note 9 to the consolidated financial statements.

Employees

At December 31, 2002, the Company employed 57 full-time equivalent employees. The Company provides various benefit plans, including group life, health and a 401(k) Plan. The employees are not covered by a collective bargaining agreement and the Company considers its employee relations are good.

Federal and State Taxation

The Company and its subsidiaries file a consolidated federal income tax return and combined state and city income tax returns in New York. The Company also files a state income tax return in New Jersey and a franchise tax return in Delaware. The Bank also files a state income tax return in Florida. Intervest Mortgage Corporation files state income tax returns in various other states. All the returns are filed on a calendar year basis.

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

Although the Bank's federal income tax liability is determined under provisions of the Code, which is applicable to all taxpayers, Sections 581 through 597 of the Code apply specifically to financial institutions. The two primary areas in which the treatment of financial institutions differs from the treatment of other corporations under the Code are in the areas of bond gains and losses and bad debt deductions. Bond gains and losses generated from the sale or exchange of portfolio instruments are generally treated for financial institutions as ordinary gains and losses as opposed to capital gains and losses for other corporations, as the Code considers bond portfolios held by banks to be inventory in a trade or business rather than capital assets. Banks are allowed a statutory method for calculating a reserve for bad debt deductions. Based on its asset size, a bank is permitted to maintain a bad debt reserve calculated on an experience method, based on chargeoffs and recoveries for the current and preceding five years, or a "grandfathered" base year reserve, if larger. In 2002, due to its asset size, the Bank no longer qualifies for this method and began using the direct write-off method in computing its bad debt deduction for tax purposes.

Investment in Subsidiaries

The following table provides information regarding the Holding Company's subsidiaries:

                                                    At December 31, 2002
                                                    --------------------                     Subsidiaries
($ in thousands)                            % of                       Equity in             Earnings for the
                                            Voting        Total        Underlying            Year Ended December 31,
Subsidiary                                  Stock     Investment       Net Assets            2002         2001         2000
------------------------------              -----     ----------       ----------            ----         ----        -----
Intervest National Bank                     100%       $51,936          $51,936             $6,459       $3,404       $2,619
Intervest Mortgage Corporation              100%       $11,413          $11,413             $1,567       $   577      $  129
Intervest Statutory Trust I                 100%       $   464          $   464             $    -       $     -      $    -

Effective December 2001, the Bank began paying a monthly dividend of $125,000, or $1,500,000 annually, to the Holding Company in order to provide funds for the debt service on the Capital Securities (the proceeds of which were contributed to the Bank as capital). In 2000, Intervest Mortgage Corporation paid a $3,000,000 dividend to the Holding Company, which was reinvested in the Bank as a capital contribution.

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

Bank Holding Company Regulation
-------------------------------

As a bank holding company  registered under the Bank Holding Company Act of 1956
(BHCA), the Holding Company is subject to the regulation and supervision of the FRB. The Holding Company is required to file with the FRB periodic reports and other information regarding its business operations and those of its subsidiaries. The Holding Company has also been approved by the FRB to become a financial holding company.

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

The FRB monitors the capital adequacy of bank holding companies and uses risk-based capital adequacy guidelines to evaluate bank holding companies on a consolidated basis. The guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. At December 31, 2002, the Company's consolidated ratio of total capital to risk-weighted assets was 13.06% and its risk-based Tier 1 capital ratio was 12.21%. At December 31, 2001, the same ratios were 14.11% and 12.89%, respectively. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. The Company's consolidated leverage ratio at December 31, 2002 and 2001, was 9.88% and 10.67%, respectively.

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

The Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder, which govern certain transactions, such as loans, extensions of credit, investments and purchases of assets between member banks and their affiliates, including their parent holding companies. These restrictions limit the transfer of funds to the Holding Company in the form of loans, extensions of credit, investment or purchases of assets ("Transfers"), and they require that the Bank's transactions with the Holding Company be on terms no less favorable to the Bank than comparable transactions between the Bank and unrelated third parties. Transfers by the Bank to the Holding Company are limited in amount to 10% of the Bank's capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of the Bank's capital and surplus. Furthermore, such loans and extensions of credit are also subject to various collateral requirements. These regulations and restrictions may limit the Holding Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions, and the payment of dividends, interest and operating expenses.

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

Applicable law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under federal regulations, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank is considered (a) "undercapitalized " if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capitalized ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (b) "significantly undercapitalized" if a bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%, and (c) "critically undercapitalized" if a bank has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2002 and 2001, the Bank met the definition of a well-capitalized institution.

The deposits of the Bank are insured by the FDIC through the Bank Insurance Fund (the "BIF") to the extent provided by law. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and $0.27 per $100 of eligible deposits, depending upon the institutions capital position and other supervisory factors. Legislation also provides for assessments against BIF insured institutions that will be used to pay certain financing corporation ("FICO") obligations. In addition to any BIF insurance assessments, BIF-insured banks are expected to make payments for the FICO obligations currently equal to an estimated $0.0168 per $100 of eligible deposits each year. The assessment is determined quarterly.

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

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of Default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. The Federal Community Reinvestment Act of 1977 ("CRA"), among other things, allows regulators to withhold approval of an acquisition or the establishment of a branch unless the applicant has performed satisfactorily under the CRA. Satisfactory performance means adequately meeting the credit needs of the communities the institution serves, including low and moderate income areas. The applicable federal regulators now regularly conduct CRA examinations to assess the performance of financial institutions. The Bank has received an "outstanding" rating in its most recent CRA examination.

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

Interstate Banking and Other Recent Legislation
-----------------------------------------------

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates the interstate expansion and consolidation of banking organizations by permitting bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state. The Act also permits interstate mergers of banks, with some limitations and the establishment of new branches on an interstate basis provided that such action is authorized by the law of the host state. The Gramm-Leach-Bliley Act of 1999 permits banks, securities firms and insurance companies to affiliate under a common holding company structure. In addition to allowing new forms of financial services combinations, this Act clarifies how financial services conglomerates will be regulated by the different federal and state regulators. The Gramm-Leach-Bliley Act amended the BHCA and expanded the permissible activities of certain qualifying bank holding companies, known as financial holding companies. In addition to engaging in banking and activities closely related to banking, as determined by the FRB by regulation or order, financial holding companies may engage in activities that are financial in nature or incidental to financial activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Under the Gramm-Leach-Bliley Act, all financial institutions, including the Company and the Bank, were required to develop privacy policies, restrict the sharing of non-public customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access.

Under the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001 (adopted as Title III of the USA PATRIOT Act), all financial institutions are subject to additional requirements to collect customer information, monitor transactions and report certain information to U.S. law enforcement agencies concerning customers and their transactions. In general, accounts maintained by or on behalf of "non-United States persons," as defined in the Act, are subject to particular scrutiny. Correspondent accounts for or on behalf of foreign banks with profiles that raise money-laundering concerns are subject to even greater scrutiny, and correspondent accounts for or on behalf of foreign banks with no physical presence in any country are barred altogether. Additional requirements are imposed by this Act on financial institutions, all with a view towards encouraging information sharing among financial institutions, regulators and law enforcement agencies. Financial institutions are also required to adopt and implement "anti-money-laundering programs." Additional legislative and regulatory proposals have been made and others can be expected. These include proposals designed to improve the overall the financial stability of the United States banking system, and to provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company.

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

Item 2.   Description of Properties

The office of the Holding Company and Intervest Mortgage Corporation is located in leased premises (of approximately 5,000 sq. ft.) on the tenth floor of 10 Rockefeller Plaza, New York, N.Y, 10020. The lease expires in September 2004.

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

The Bank's office at 625 Court Street consists of a two-story building containing approximately 22,000 sq. ft. The Bank occupies the ground floor (approximately 8,500 sq. ft.) and leases the 2nd floor to a single commercial tenant. The branch office at 1875 Belcher Road is a two-story building in which the Bank leases approximately 5,100 sq. ft. on the ground floor. The branch office at 2175 Nursery Road is a one-story building containing approximately 2,700 sq. ft., which is entirely occupied by the Bank. The branch office at 2575 Ulmerton Road is a three-story building containing approximately 17,000 sq. ft. The Bank occupies the ground floor (approximately 2,500 sq. ft.) and leases the upper floors to commercial tenants. The branch office at 6750 Gulfport Blvd. is a one-story building containing approximately 2,800 sq. ft., which is entirely occupied by the Bank. In addition, each of the Bank's Florida offices include drive-through teller facilities. The Bank also owns a two-story building located on property contiguous to its Court Street office in Florida. The building contains approximately 12,000 sq. ft. and is leased to commercial tenants. In 2002, the Bank acquired property across from its Court Street branch office in Florida. This property, which has an office building that contains approximately 1,400 sq.ft. and is leased to one commercial tenant, was purchased primarily to provide additional parking for the Court Street branch.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002, to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Item 4A.  Executive Officers and Other Key Employees

         Jerome Dansker, age 84, serves as Chairman of the Board of Directors and Executive Vice President of Intervest Bancshares Corporation. He has served as Executive Vice President since 1994 and as Chairman of the Board since 1996. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a Law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker also serves as Chairman of the Board of Directors and Chairman of the Loan Committee of Intervest National Bank. He is also Chairman of the Board of Directors and Executive Vice President of Intervest Mortgage Corporation.

         Lowell S. Dansker, age 52, serves as a Director, President and Treasurer of Intervest Bancshares Corporation and has served in such capacities since 1993. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a Law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker also serves as Chief Executive Officer, Director and a member of the Loan Committee of Intervest National Bank. He is also a Director, President and Treasurer of Intervest Mortgage Corporation.

         Lawrence G. Bergman, age 58, serves as a Director, Vice President and Secretary of Intervest Bancshares Corporation and has served in such capacities since 1993. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University and a Master of Science in Engineering and a Ph.D. degree from The Johns Hopkins University. Mr. Bergman also serves as a Director and a member of the Loan Committee of Intervest National Bank. He is also a Director, Vice-President and Secretary of Intervest Mortgage Corporation.

         Keith A. Olsen, age 49, serves as President of the Florida Division and as a Director of Intervest National Bank and has served in such capacities since July 2001. Prior to that, Mr. Olsen was the President of Intervest Bank from 1994 until it merged into Intervest National Bank in July 2001. Prior to that, he was Senior Vice President of Intervest Bank since 1991. Mr. Olsen received an Associates degree from St. Petersburg Junior College and a Bachelors degree in Business Administration and Finance from the University of Florida, Gainesville. He is also a graduate of the Florida School of Banking of the University of Florida, Gainesville, the National School of Real Estate Finance of Ohio State University and the Graduate School of Banking of the South of Louisiana State University. Mr. Olsen has been in banking for more than 15 years and has served as a senior bank officer for more than 10 years.

         Raymond C. Sullivan, age 56, serves as President and as a Director of Intervest National Bank and has served in such capacities since April 1999. Prior to that, Mr. Sullivan was an employee of Intervest Bancshares Corporation from March 1998 to March 1999. Mr. Sullivan received an MBA degree from Fordham University, an M.S. degree from City College of New York and a B.A. degree from St. Francis College. Mr. Sullivan also has a Certificate in Advanced Graduate Study in Accounting from Pace University and is a graduate of the National School of Finance and Management. Mr. Sullivan has over 27 years of banking experience. Prior to joining the Company, Mr. Sullivan was the Operations Manager of the New York Agency Office of Banco Mercantile, C.A. from 1994 to 1997, a Senior Associate at LoBue Associates, Inc. from 1992 to 1993, and an Executive Vice President, Chief Operations Officer and Director of Central Federal Savings Bank from 1985 to 1992.

         John J. Arvonio, age 40, serves as Senior Vice President, Chief Financial Officer and Secretary of Intervest National Bank and has served in such capacities since September 2000. Prior to that, Mr. Arvonio served as Vice President, Controller and Secretary of Intervest National Bank since April 1999. Prior to that, Mr. Arvonio was an employee of Intervest Bancshares Corporation from April 1998 to March 1999. Mr. Arvonio received a B.B.A. degree from Iona College and is a Certified Public Accountant. Mr. Arvonio has over 14 years of banking experience. Prior to joining the Company, Mr. Arvonio served as Second Vice President, Technical Advisor and Assistant Controller for The Greater New York Savings Bank from 1992 to 1997. Prior to that, Mr. Arvonio was a Manager of Financial Reporting for the Leasing and Investment Banking Divisions of Citibank from 1989 to 1992, and a Senior Auditor for Ernst & Young from 1985 to 1989.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Securities

The Holding Company's Class A common stock is quoted on the NASDAQ SmallCap Market under the symbol: IBCA. There is no public-trading market for the Holding Company's Class B common stock.

At December 31, 2002, there were 4,348,087 and 355,000 shares of Class A and Class B common stock outstanding, respectively. At December 31, 2002, there were approximately 800 holders of record of the Class A common stock, which includes persons or entities that hold their stock in nominee form or in street name through various brokerage firms. At December 31, 2002, there were four holders of record of Class B common stock.

The high and low sales prices, which represent actual sales transactions as reported by the NASDAQ, for the Class A common stock by calendar quarter for 2002 and 2001 are as follows:

                                  2002                             2001
                                  ----                             ----
                            High         Low                 High         Low
     First quarter         $ 9.99      $  7.20             $  6.50      $  3.75
     Second quarter        $11.05      $  8.79             $  7.28      $  5.30
     Third quarter         $11.50      $  7.46             $  7.75      $  5.25
     Fourth quarter        $11.25      $  8.99             $  8.65      $  6.25

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

There are also various legal limitations with respect to the Bank supplying funds to the Holding Company. In particular, under federal banking law, the Bank may not declare a dividend that exceeds undivided profits. In addition, the approval of the FRB and OCC is required if the total amount of all dividends declared in any calendar year exceeds the Bank's net profits for that year, combined with its retained net profits for the preceding two years. The FRB also has the authority to limit further the payment of dividends by the Bank under certain circumstances. In addition, federal banking laws prohibit or restrict the Bank from extending credit to the Holding Company under certain circumstances. The FRB and OCC have established certain financial and capital requirements that affect the ability of banks to pay dividends and also have the general authority to prohibit banks from engaging in unsafe or unsound practices in conducting business. Depending upon the financial condition of the Bank, the payment of cash dividends could be deemed to constitute such an unsafe or unsound practice.

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

Item 6.   Selected Consolidated Financial and Other Data


------------------------------------------------------------------------------------------------------------------------------------
                                                                             At or For The Year Ended December 31,
                                                          --------------------------------------------------------------------------
($ in thousands, except per share data)                        2002           2001            2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Financial Condition Data:
Total assets ..........................................   $   685,979    $   512,622     $   416,927    $   340,481    $   300,080
Cash and cash equivalents .............................        30,849         24,409          42,938         32,095         40,977
Securities available for sale .........................             -          6,192          74,789              -              -
Securities held to maturity, net ......................       145,694         99,157          20,970         83,132         82,338
Loans receivable, net of deferred fees ................       489,912        368,526         266,326        212,937        164,986
Deposits ..............................................       505,958        362,437         300,241        201,080        170,420
Federal funds purchased ...............................             -              -               -          6,955              -
Debentures and related accrued interest payable .......       113,302         99,910          72,813         92,422         93,090
Stockholders' equity ..................................        53,126         40,395          36,228         33,604         31,112
Nonaccrual loans ......................................             -          1,243               -              -              -
Foreclosed real estate ................................         1,081              -               -              -              -
Allowance for loan loss reserves ......................         4,611          3,380           2,768          2,493          1,662
Loan chargeoffs .......................................           150              -               -              -              -
Loan recoveries .......................................           107              -               -              1             10
------------------------------------------------------------------------------------------------------------------------------------
Operations Data:
Interest and dividend income ..........................   $    43,479    $    35,462     $    31,908    $    25,501    $    24,647
Interest expense ......................................        26,325         24,714          23,325         18,419         17,669
                                                          --------------------------------------------------------------------------
Net interest and dividend income ......................        17,154         10,748           8,583          7,082          6,978
Provision for loan loss reserves ......................         1,274            612             275            830            479
                                                          --------------------------------------------------------------------------
Net interest and dividend income after
     provision for loan loss reserves .................        15,880         10,136           8,308          6,252          6,499
Noninterest income ....................................         2,218          1,655             983            900            700
Noninterest expenses ..................................         6,479          5,303           4,568          4,059          3,077
                                                          --------------------------------------------------------------------------
Earnings before income taxes, extraordinary item
     and change in accounting principle ...............        11,619          6,488           4,723          3,093          4,122
Provision for income taxes ............................         4,713          2,710           1,909          1,198          1,740
                                                          --------------------------------------------------------------------------
Earnings before extraordinary item and
     change in accounting principle ...................         6,906          3,778           2,814          1,895          2,382
Extraordinary item, net of tax (1) ....................             -              -            (206)             -              -
Cumulative effect of accounting change, net of tax (2)              -              -               -           (128)             -
                                                          --------------------------------------------------------------------------
Net earnings ..........................................   $     6,906    $     3,778     $     2,608    $     1,767    $     2,382
------------------------------------------------------------------------------------------------------------------------------------
Per Share Data:
Basic earnings per share ..............................   $      1.71    $      0.97     $      0.67    $      0.47    $      0.64
Diluted earnings per share ............................          1.37           0.97            0.67           0.44           0.54
Common book value per share ...........................         11.30          10.36            9.29           8.76           8.33
Dividends per share ...................................             -              -               -              -              -
------------------------------------------------------------------------------------------------------------------------------------
Other Data and Ratios:
Common shares outstanding .............................     4,703,087      3,899,629       3,899,629      3,836,879      3,734,515
Average common shares used to calculate:
     Basic earnings per share .........................     4,043,619      3,899,629       3,884,560      3,760,293      3,707,113
     Diluted earnings per share .......................     5,348,121      3,899,629       3,884,560      4,020,118      4,723,516
Adjusted net earnings for diluted earnings per share ..   $     7,342    $     3,778     $     2,608    $     1,767    $     2,554
Full-service banking offices ..........................             6              6               6              6              5
Return on average assets ..............................          1.13%          0.85%           0.69%          0.57%          0.87%
Return on average equity ..............................         15.56%          9.94%           7.48%          5.48%          8.05%
Loans, net of unearned income to deposits .............         96.83%         101.7%          88.70%        105.90%         96.81%
Allowance for loan losses to total net loans ..........          0.94%          0.92%           1.04%          1.17%          1.01%
Average stockholders' equity to average total assets ..          7.27%          8.50%           9.18%         10.37%         10.82%
Stockholders' equity to total assets ..................          7.74%          7.88%           8.69%          9.87%         10.37%
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

The Bank is a nationally chartered, full-service commercial bank that opened for business on April 1, 1999. On July 20, 2001, Intervest Bank (the Holding Company's other wholly owned banking subsidiary prior to this date) merged into Intervest National Bank. Intervest Bank was a Florida state chartered commercial bank. The merger was treated as a reorganization and accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of both banks were combined and recorded at their historical cost amounts. Intervest National Bank has its headquarters and full-service banking office in Rockefeller Center in New York City, and a total of five full-service banking offices in Pinellas County, Florida - four in Clearwater and one in South Pasadena. The Bank conducts a personalized commercial and consumer banking business and attracts deposits from the areas served by its banking offices. It also provides internet banking services through its web site: www.intervestnatbank.com, which can attract deposit customers from outside its primary market areas. The deposits, together with funds derived from other sources, are used to originate a variety of real estate, commercial and consumer loans and to purchase investment securities. The Bank emphasizes multifamily and commercial real estate lending.

Intervest Mortgage Corporation is a mortgage investment company located in Rockefeller Center in New York City. It is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. Its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation are nonoperating entities that provide administrative services to Intervest Mortgage Corporation. In March 2000, the Holding Company acquired all the outstanding capital stock of Intervest Mortgage Corporation in exchange for 1,250,000 shares of the Holding Company's Class A common stock. As a result of the acquisition, Intervest Mortgage Corporation became a wholly owned subsidiary of the Holding Company. Former shareholders of Intervest Mortgage Corporation are officers and directors of both the Holding Company and Intervest Mortgage Corporation. The acquisition was also accounted for at historical cost similar to the pooling-of-interests method of accounting.

Intervest Statutory Trust I was formed in December 2001 in connection with the issuance of $15,000,000 of Capital Securities. See the discussion entitled "Debentures Payable and Accrued Interest Payable on Debentures" that follows later in this report for a further discussion.

The Company's profitability depends primarily on its net interest income, which is the difference between interest income generated from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. Net interest income is dependent upon the interest-rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand.

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

Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001.

General
-------

Consolidated net earnings for 2002 increased 83% to $6,906,000, or $1.37 per fully diluted share, from $3,778,000, or $0.97 per fully diluted share, for 2001. Net earnings for 2002 represent the highest level of earnings reported by the Company since its inception in 1993. The growth in earnings was due to a $6,406,000 increase in net interest and dividend income and a $563,000 increase in noninterest income, partially offset by a $2,003,000 increase in the provision for income taxes, a $1,176,000 increase in noninterest expenses, and a $662,000 increase in the provision for loan loss reserves. The fully diluted earnings per share computation in 2002 included a higher number of common shares resulting from common stock warrants and convertible debentures outstanding that became dilutive during the year. Return on average assets and equity increased to 1.13% and 15.56%, respectively, for 2002, up from 0.85% and 9.94% for 2001.

Selected information regarding results of operations for 2002 follows:

                                                    Intervest     Intervest    Intervest                      Inter-
                                                     National      Mortgage    Statutory       Holding       Company
($ in thousands)                                         Bank   Corporation      Trust I       Company      Balances    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                         $ 34,197      $  8,420     $  1,527      $    988      $ (1,653)       $ 43,479
Interest expense                                       17,514         6,288        1,481         2,695        (1,653)         26,325
                                                     -------------------------------------------------------------------------------
Net interest and dividend income expense               16,683         2,132           46        (1,707)            -          17,154
Provision (credit) for loan loss reserves               1,193            83            -            (2)            -           1,274
Noninterest income                                      1,723         2,057            -           205        (1,767)          2,218
Noninterest expenses                                    6,324         1,332           46           544        (1,767)          6,479
                                                     -------------------------------------------------------------------------------
Earnings (loss) before taxes                           10,889         2,774            -        (2,044)            -          11,619
Provision (credit) for income taxes                     4,430         1,207            -          (924)            -           4,713
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                  $  6,459      $  1,567          $ -      $ (1,120)        $   -        $  6,906
------------------------------------------------------------------------------------------------------------------------------------
Intercompany dividends (paid) received (1)           $ (1,500)         $  -          $ -      $  1,500         $   -            $  -
------------------------------------------------------------------------------------------------------------------------------------

(1) The Bank pays a monthly dividend of $125,000 to the Holding Company in order to provide funds for the debt service on the Junior
     Debentures-Capital Securities, the amount of which is included in the interest expense line in the table. The proceeds of the capital securities were contributed to the Bank as capital in December 2001.

Net Interest and Dividend Income
--------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest and dividend income increased to $17,154,000 in 2002, from $10,748,000 in 2001. The increase was attributable to growth of $160,969,000 in average interest-earning assets and an increase in the net interest margin from 2.47% in 2001, to 2.88% in 2002. The growth in average earning assets was due to $124,093,000 in new mortgage loans and a net increase in security and other short-term investments aggregating $36,876,000. These increases were funded by $125,002,000 of deposit growth, $27,875,000 of additional borrowed funds and a $6,395,000 increase in stockholders' equity.

The increase in the margin was due to the cost of funds decreasing at a faster pace than the yield earned on interest-earning assets in a declining interest rate environment. The yield on interest-earning assets decreased 86 basis points to 7.29% in 2002 due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on security and other short-term investments (including the effect of early calls of security investments by the issuers with the resulting proceeds being invested in lower yielding securities). The cost of funds decreased 146 basis points to 4.81% in 2002, primarily due to lower rates paid on deposit accounts and rate decreases on floating-rate debentures. The floating-rate debentures are indexed to the JPMorgan Chase Bank prime rate, which decreased by a total of 525 basis points from January 2001 to December 2002.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2002 and 2001. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived mainly from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

                                                                           For the Year Ended December 31,
                                                                           --------------------------------
                                                                   2002                                    2001
                                                       -------------------------------         --------------------------------
                                                       Average     Interest     Yield/         Average     Interest    Yield/
 ($ in thousands)                                      Balance     Inc./Exp.    Rate           Balance     Inc./Exp.   Rate
 ------------------------------------------------------------------------------------------------------------------------------

       Assets
 Interest-earning assets:
    Loans                                              $439,241     $39,273     8.94%          $315,148     $30,187    9.58%
    Securities                                          142,840       3,964     2.78             75,117       3,423    4.56
    Other interest-earning assets                        14,001         242     1.73             44,848       1,852    4.13
 ------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                          596,082     $43,479     7.29%           435,113     $35,462    8.15%
------------------------------------------------------------------------------------------------------------------------------
 Noninterest-earning assets                              14,586                                  11,973
------------------------------------------------------------------------------------------------------------------------------
 Total assets                                          $610,668                                $447,086
------------------------------------------------------------------------------------------------------------------------------
       Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
    Interest checking  deposits                        $  9,521     $   221     2.32%          $  8,089     $   238    2.94%
    Savings deposits                                     29,221         762     2.61             19,629         778    3.96
    Money market deposits                               119,582       3,082     2.58             65,581       2,640    4.03
    Certificates of deposit                             282,720      13,304     4.71            222,743      13,423    6.03
------------------------------------------------------------------------------------------------------------------------------
    Total deposit accounts                              441,044      17,369     3.94            316,042      17,079    5.40
------------------------------------------------------------------------------------------------------------------------------
    Federal funds purchased                                 116           2     1.87                  -           -       -
    Debentures and accrued interest payable              90,777       7,440     8.20             77,671       7,577    9.76
    Junior debentures - capital securities               15,000       1,497     9.98                586          58    9.90
    Note payable                                            239          17     7.00                  -           -       -
------------------------------------------------------------------------------------------------------------------------------
    Total borrowed funds                                106,132       8,956     8.44             78,257       7,635    9.76
------------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities                     547,176     $26,325     4.81%           394,299     $24,714    6.27%
------------------------------------------------------------------------------------------------------------------------------
 Noninterest-bearing deposits                             5,277                                   6,338
 Noninterest-bearing liabilities                         13,831                                   8,460
 Stockholders' equity                                    44,384                                  37,989
------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity            $610,668                                $447,086
------------------------------------------------------------------------------------------------------------------------------
 Net interest and dividend income/spread                            $17,154     2.48%                       $10,748    1.88%
------------------------------------------------------------------------------------------------------------------------------
 Net interest-earning assets/margin                    $ 48,906                 2.88%          $ 40,814                2.47%
------------------------------------------------------------------------------------------------------------------------------
 Ratio of total interest-earning assets
    to total interest-bearing liabilities                 1.09x                                   1.10x
------------------------------------------------------------------------------------------------------------------------------
 Other Ratios:
   Return on average assets                               1.13%                                   0.85%
   Return on average equity                              15.56%                                   9.94%
   Noninterest expense to average assets                  1.06%                                   1.19%
   Efficiency ratio (1)                                  33.45%                                  42.76%
   Average stockholders' equity to average assets         7.27%                                   8.50%
------------------------------------------------------------------------------------------------------------------------------

(1) Defined as noninterest expenses (excluding the provision for loan losses) as a % of net interest and dividend income plus noninterest income.

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

                                                                     For the Year Ended December 31, 2002 vs. 2001
                                                                     ---------------------------------------------
                                                                     Increase (Decrease) Due To Change In:
                                                                     -------------------------------------
($ in thousands)                                                        Rate            Volume          Rate/Volume          Total
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans                                                             $ (2,017)         $ 11,886          $   (783)         $  9,086
   Securities                                                          (1,337)            3,086            (1,208)              541
   Other interest-earning assets                                       (1,076)           (1,274)              740            (1,610)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                          (4,430)           13,698            (1,251)            8,017
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Interest checking deposits                                             (50)               42                (9)              (17)
   Savings deposits                                                      (267)              380              (129)              (16)
   Money market deposits                                                 (951)            2,174              (781)              442
   Certificates of deposit                                             (2,940)            3,614              (793)             (119)
------------------------------------------------------------------------------------------------------------------------------------
   Total deposit accounts                                              (4,208)            6,210            (1,712)              290
------------------------------------------------------------------------------------------------------------------------------------
   Federal funds purchased                                                  -                 -                 2                 2
   Debentures and related interest payable                             (1,212)            1,279              (204)             (137)
   Junior debentures - capital securities                                   -             1,427                12             1,439
   Note payable                                                             -                 -                17                17
------------------------------------------------------------------------------------------------------------------------------------
   Total borrowed funds                                                (1,212)            2,706              (173)            1,321

------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                     (5,420)            8,916            (1,885)            1,611
------------------------------------------------------------------------------------------------------------------------------------
Net change in interest and dividend income                           $    990          $  4,782          $    634          $  6,406
------------------------------------------------------------------------------------------------------------------------------------

Provision for Loan Loss Reserves
--------------------------------

The provision for loan losses was $1,274,000 in 2002, compared to $612,000 in 2001. The provision is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors, including the level of outstanding loans. See the discussion entitled "Comparison of Financial Condition at December 31, 2002 and 2001" that follows later in this report for a further discussion of these factors. The higher provision was largely a function of loan growth (of $123,028,000 in 2002 versus $103,969,00 in 2001) as well as an increase in the Bank's internal reserve percentages used in calculating the allowance.

Noninterest Income
------------------

Noninterest income includes fees from customer service charges, income from mortgage lending activities (which consists mostly of fees from expired loan commitments and loan servicing, maintenance and inspections charges), and income from the early repayment of mortgage loans (which consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties in certain cases).

Noninterest income increased to $2,218,000 in 2002, from $1,655,000 in 2001. The increase was due to higher income ($286,000) from the prepayment of mortgage loans and increases in fees earned on expired loan commitments and loan service charge income aggregating $144,000. In addition, in the fourth quarter of 2002, the Bank sold securities available for sale totaling $3,500,000 and recognized a net gain of $120,000.

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

Noninterest Expenses
--------------------

Noninterest expenses increased to $6,479,000 in 2002, from $5,153,000 in 2001, excluding approximately $150,000 of nonrecurring expenses in 2001 associated with the merger of Intervest Bank into Intervest National Bank. The resulting increase of $1,326,000 was largely due to a $565,000 increase in compensation and benefits, a $235,000 increase in data processing expenses, a $141,000 increase in occupancy and equipment expenses, a $100,000 increase in operational charges, a $44,000 increase in advertising expenses and the addition of $114,000 of net expenses in 2002 associated with foreclosed real estate. Foreclosed real estate expenses, net of any rental income, consist mostly of real estate taxes, insurance, utilities, maintenance, professional fees and other charges required to protect the Company's interest in the property acquired through foreclosure.

The  increase in  compensation  and benefits  expense was due to the  following:
$306,000 from additional staff, salary increases and a higher cost of employee benefits; bonus payments aggregating $150,000 to the Chairman of the Company; and $109,000 of compensation expense associated with certain common stock warrants held by employees. In 2001, the Holding Company modified the terms of its Class A common stock warrants outstanding that were granted to employees by reducing the exercise price per share to $10.01 (from a range of $12.50 to $16.00 per share) commencing January 1, 2002 and extending the expiration date to December 31, 2002. In September 2002, the warrants were modified further by extending the expiration date to December 31, 2003. With respect to these warrants, which total 138,500 shares of Class A common stock, compensation expense is being recorded in the consolidated statements of earnings with the corresponding credit to paid in capital in accordance with variable rate accounting as prescribed in APB Opinion No. 25 and related interpretations. Future compensation expense related to the modified warrants will fluctuate up or down (but not less than $73,000 recorded through the date of the second modification) until December 31, 2003 and will be a function of the Company's Class A common stock price and number of warrants outstanding and exercised.

The increase in data processing expenses was due to growth in the Bank's assets. The Bank engages a third-party servicer for its main data processing and the fee is a function of the Bank's total assets, which increased to $581,435,000 at December 31, 2002, from $421,152,000 at December 31, 2001.

The increase in occupancy and equipment expenses was primarily due to increased depreciation expense and higher real estate taxes and maintenance charges, including insurance and security protection expenses. The increase in operational charges was a direct function of growth in the Bank's transactional deposit accounts. The increase in advertising expenses was due to additional advertising to support loan and deposit growth.

Provision for Income Taxes
--------------------------

The provision for income taxes increased to $4,713,000 in 2002, from $2,710,000 in 2001, due to higher pre-tax earnings. The Company's effective tax rate (inclusive of state and local taxes) amounted to 40.6% in 2002, compared to 41.8% in 2001. The decrease in the effective rate was largely due to a lower New York State tax rate.

Comparison of Results of Operations for the Years Ended December 31, 2001 and 2000.

General
-------

Consolidated net earnings for 2001 increased 45% to $3,778,000, or $0.97 per fully diluted share, from $2,608,000, or $0.67 per fully diluted share, for 2000. The growth was due to an increase of $2,165,000 in net interest and dividend income and an increase of $672,000 in noninterest income. These items were partially offset by an $801,000 increase in the provision for income taxes, a $735,000 increase in noninterest expense and a $337,000 increase in the provision for loan losses. Results for 2000 included an extraordinary charge, net of taxes, of $206,000, in connection with the early retirement of various debentures.

Selected information regarding results of operations for 2001 follows:

                                                            Intervest       Intervest                         Inter-
                                                             National        Mortgage        Holding         Company
($ in thousands)                                                 Bank     Corporation    Company (1)        Balances    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                 $ 27,126        $  7,624       $    818        $   (106)       $ 35,462
Interest expense                                               17,185           6,511          1,124            (106)         24,714
                                                             -----------------------------------------------------------------------
Net interest and dividend income (expense)                      9,941           1,113           (306)              -          10,748
Provision for loan loss reserves                                  575              18             19               -             612
Noninterest income                                                925           1,152            176            (598)          1,655
Noninterest expenses                                            4,500           1,175            226            (598)          5,303
                                                             -----------------------------------------------------------------------
Earnings (loss) before taxes                                    5,791           1,072           (375)              -           6,488
Provision (credit) for income taxes                             2,387             495           (172)              -           2,710
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                          $  3,404        $    577       $   (203)          $   -        $  3,778
------------------------------------------------------------------------------------------------------------------------------------
Intercompany dividends (paid) received (2)                   $   (125)           $  -       $    125            $  -            $  -
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes the net activity of Intervest Statutory Trust I from December 18 to December 31, 2001.
(2) The Bank pays a monthly dividend of $125,000 to the Holding Company in order to provide funds for the debt service on the Junior
     Debentures-Capital Securities, the amount of which is included in the interest expense line in the table. The proceeds of the capital securities were contributed to the Bank as capital in December 2001.

Net Interest and Dividend Income
--------------------------------

Net interest and dividend income increased to $10,748,000 in 2001, from $8,583,000 in 2000. The improvement was attributable to growth in the balance sheet and a higher net interest margin. Average loans increased by $64,207,000 during 2001, funded by a similar increase in average deposits. The net interest margin increased to 2.47% in 2001, from 2.34% in 2000 due to the cost of funds decreasing at a faster pace than the yield on interest-earning assets.

The yield on interest-earning assets decreased 53 basis points to 8.15% in 2001 due to the steady decline in market interest rates resulting from the Federal Reserve Board decreasing the federal funds target rate on 11 occasions during 2001 for a total of 475 basis points. The lower rate environment resulted in originations of new loans with lower rates than the average yield of the loan portfolio in 2000, prepayments of higher-yielding loans, early calls of security investments by the issuers with the resulting proceeds being invested in lower yielding securities, and lower rates earned on overnight and short-term investments. The cost of funds decreased 77 basis points to 6.27% in 2001 also due to the lower rate environment, which resulted in lower rates paid on deposit accounts and variable-rate debentures indexed to the prime rate.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2001 and 2000. For a further description of the table, see the section "Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001".

                                                                            For the Year Ended December 31,
                                                                            --------------------------------
                                                                     2001                                   2000
                                                       -------------------------------         -------------------------------
                                                       Average     Interest     Yield/         Average     Interest     Yield/
 ($ in thousands)                                      Balance     Inc./Exp.    Rate           Balance     Inc./Exp.    Rate
 -----------------------------------------------------------------------------------------------------------------------------

       Assets
 Interest-earning assets:
    Loans                                              $315,148     $30,187     9.58%          $250,941     $24,923     9.93%
    Securities                                           75,117       3,423     4.56            101,532       6,056     5.96
    Other interest-earning assets                        44,848       1,852     4.13             14,925         929     6.22
------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                          435,113     $35,462     8.15%           367,398     $31,908     8.68%
------------------------------------------------------------------------------------------------------------------------------
 Noninterest-earning assets                              11,973                                  12,257
------------------------------------------------------------------------------------------------------------------------------
 Total assets                                          $447,086                                $379,655
------------------------------------------------------------------------------------------------------------------------------
       Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
    Interest checking  deposits                        $  8,089     $   238     2.94%          $  7,611     $   232     3.05%
    Savings deposits                                     19,629         778     3.96             17,070         897     5.25
    Money market deposits                                65,581       2,640     4.03             52,182       2,832     5.43
    Certificates of deposit                             222,743      13,423     6.03            175,552      10,892     6.20
------------------------------------------------------------------------------------------------------------------------------
    Total deposit accounts                              316,042      17,079     5.40            252,415      14,853     5.88
------------------------------------------------------------------------------------------------------------------------------
    Federal funds purchased                                   -           -        -              2,544         150     5.90
    Debentures and accrued interest payable              78,257       7,635     9.76             76,546       8,322    10.87
------------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities                     394,299     $24,714     6.27%           331,505     $23,325     7.04%
------------------------------------------------------------------------------------------------------------------------------
 Noninterest-bearing deposits                             6,338                                   5,696
 Noninterest-bearing liabilities                          8,460                                   7,599
 Stockholders' equity                                    37,989                                  34,855
------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity            $447,086                                $379,655
------------------------------------------------------------------------------------------------------------------------------
 Net interest and dividend income/spread                            $10,748     1.88%                       $ 8,583     1.64%
------------------------------------------------------------------------------------------------------------------------------
 Net interest-earning assets/margin                    $ 40,814                 2.47%          $ 35,893                 2.34%
------------------------------------------------------------------------------------------------------------------------------
 Ratio of total interest-earning assets
    to total interest-bearing liabilities                 1.10x                                   1.11x
------------------------------------------------------------------------------------------------------------------------------
 Other Ratios:
   Return on average assets                               0.85%                                   0.69%
   Return on average equity                               9.94%                                   7.48%
   Noninterest expense to average assets                  1.19%                                   1.20%
   Efficiency ratio (1)                                  42.76%                                  47.75%
   Average stockholders' equity to average assets         8.50%                                   9.18%
------------------------------------------------------------------------------------------------------------------------------

(1) Defined as noninterest expenses (excluding the provision for loan losses) as a % of net interest and dividend income plus noninterest income.

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

                                                                               For the Year Ended December 31, 2001 vs. 2000
                                                                               ---------------------------------------------
                                                                               Increase (Decrease) Due To Change In:
                                                                               -------------------------------------
($ in thousands)                                                                 Rate          Volume      Rate/Volume       Total
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans                                                                       $  (886)       $ 6,377        $  (227)       $ 5,264
   Securities                                                                   (1,429)        (1,576)           372         (2,633)
   Other interest-earning assets                                                  (313)         1,863           (627)           923
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                                   (2,628)         6,664           (482)         3,554
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Interest checking deposits                                                       (8)            15             (1)             6
   Savings deposits                                                               (220)           134            (33)          (119)
   Money market deposits                                                          (731)           727           (188)          (192)
   Certificates of deposit                                                        (313)         2,928            (84)         2,531
------------------------------------------------------------------------------------------------------------------------------------
   Total deposit accounts                                                       (1,272)         3,804           (306)         2,226
------------------------------------------------------------------------------------------------------------------------------------
   Federal funds purchased                                                        (150)          (150)           150           (150)
   Debentures and accrued interest payable                                        (854)           186            (19)          (687)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                              (2,276)         3,840           (175)         1,389
------------------------------------------------------------------------------------------------------------------------------------
Net change in interest and dividend income                                     $  (352)       $ 2,824        $  (307)       $ 2,165
------------------------------------------------------------------------------------------------------------------------------------

Provision for Loan Loss Reserves
--------------------------------

The provision amounted to $612,000 in 2001, compared to $275,000 in 2000. The provision for loan loss reserves is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves, which takes into consideration a number of factors, including the level of outstanding loans. See the discussion entitled "Comparison of Financial Condition at December 31, 2002 and 2001" that follows later in this report for a further discussion of these factors. The higher provision for 2001 was due to net loan growth (which amounted to $103,969,000 in 2001, versus $53,623,000 in 2000).

Noninterest Income
------------------

Noninterest income increased to $1,655,000 in 2001, from $983,000 in 2000. The increase was due to a higher level of income ($631,000) from the early repayment of mortgage loans. See the section "Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001" for a description of noninterest income.

Noninterest Expenses
--------------------

Noninterest expenses increased to $5,303,000 in 2001, from $4,568,000 in 2000. Expenses for 2001 included approximately $150,000 of nonrecurring expenses associated with the merger of Intervest Bank into Intervest National Bank. Expenses for the 2000 period included approximately $210,000 of nonrecurring expenses (consisting of $51,000 of attorney fees, consulting fees and printing costs, and $159,000 of stock compensation) associated with the acquisition of Intervest Mortgage Corporation.

Absent the aforementioned expenses, noninterest expenses totaled $5,153,000 in 2001, compared to $4,358,000 in 2000. The increase was due to the following: a $382,000 increase in compensation and benefits (of which $254,000 was the result of salary increases, additional staff and increased benefit expenses, and the remainder due to a lower amount of SFAS No. 91 deferred origination costs); a $212,000 increase in data processing expenses (due to Intervest National Bank's growth in assets); a $87,000 increase in occupancy expenses (due to higher taxes and other charges); and a $145,000 increase in all other noninterest expenses (primarily due to $40,000 of higher FDIC insurance premiums and increases in general insurance, telephone and director expenses aggregating $47,000). These increases were partially offset by lower advertising expenses and professional fees aggregating $28,000.

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

Extraordinary Item
------------------

In 2000, Intervest Mortgage Corporation redeemed debentures totaling $24,000,000 in principal prior to maturity for the outstanding principal plus accrued interest totaling $3,970,000. In connection with these redemptions, $382,000 of unamortized deferred debenture offering costs was charged to expense and reported as an extraordinary charge, net of a tax benefit of $176,000, in the consolidated statement of earnings for the year ended December 31, 2000.

Comparison of Financial Condition at December 31, 2002 and December 31, 2001.

Overview
--------

Total assets at December 31, 2002 increased to $685,979,000, from $512,622,000 at December 31, 2001. Total liabilities at December 31, 2002 increased to $632,853,000, from $472,227,000 at December 31, 2001, and stockholders' equity increased to $53,126,000 at December 31, 2002, from $40,395,000 at year-end 2001. Book value per common share increased to $11.30 per share at December 31, 2002, from $10.36 at December 31, 2001.

Selected balance sheet information as of December 31, 2002 follows:

                                                    Intervest     Intervest     Intervest                    Inter-
                                                     National      Mortgage     Statutory      Holding      Company
($ in thousands)                                         Bank   Corporation       Trust I      Company     Balances    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                           $  16,365     $  17,946     $       -    $   7,487    $ (10,949)      $  30,849
Time deposits with banks                                    -         2,000             -            -            -           2,000
Securities held to maturity, net                      145,694             -        15,464            -      (15,464)        145,694
Federal Reserve Bank stock                              1,108             -             -            -            -           1,108
Loans receivable, net of deferred fees                407,128        73,499             -        9,285            -         489,912
Allowance for loan loss reserves                       (4,464)         (101)            -          (46)           -          (4,611)
Investment in subsidiaries                                  -             -             -       63,813      (63,813)              -
Foreclosed real estate                                  1,081             -             -            -            -           1,081
All other assets                                       14,523         3,967            59        1,751         (354)         19,946
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                        $ 581,435     $  97,311     $  15,523    $  82,290    $ (90,580)      $ 685,979
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                            $ 517,209     $       -     $       -    $       -    $ (11,251)      $ 505,958
Subordinated debentures payable                             -        74,000             -       25,894      (15,464)         84,430
Junior debentures payable-capital securities                -             -        15,000            -            -          15,000
Note payable                                              266             -             -            -            -             266
Accrued interest payable on all debentures                  -        10,751            57        3,123          (59)         13,872
All other liabilities                                  12,024         1,147             2          147            7          13,327
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                     529,499        85,898        15,059       29,164      (26,767)        632,853
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                   51,936        11,413           464       53,126      (63,813)         53,126
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $ 581,435     $  97,311     $  15,523    $  82,290    $ (90,580)      $ 685,979
------------------------------------------------------------------------------------------------------------------------------------

A comparison of the Company's consolidated balance sheet as of December 31, 2002 and 2001 follows:

                                                                             At December 31, 2002        At December 31, 2001
                                                                           -----------------------      ------------------------
                                                                           Carrying      % of           Carrying        % of
($ in thousands)                                                             Value    Total Assets        Value     Total Assets
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                  $ 30,849       4.4%          $ 24,409         4.8%
Time deposits with banks                                                      2,000       0.3                250         0.1
Securities available for sale at estimated fair value                             -         -              6,192         1.2
Securities held to maturity, net                                            145,694      21.2             99,157        19.3
Federal Reserve Bank stock                                                    1,108       0.2                654         0.1
Loans receivable, net of deferred fees and loan loss reserves               485,301      70.7            365,146        71.2
Foreclosed real estate                                                        1,081       0.2                  -           -
All other assets                                                             19,946       3.0             16,814         3.3
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                               $685,979     100.0%          $512,622       100.0%
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                                                   $505,958      73.8%          $362,437        70.7%
Subordinated debentures payable                                              84,430      12.3             73,430        14.3
Junior debentures payable-capital securities                                 15,000       2.2             15,000         2.9
Note payable                                                                    266       0.1                  -           -
Accrued interest payable on all debentures                                   13,872       2.0             11,480         2.3
All other liabilities                                                        13,327       1.9              9,880         1.9
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                           632,853      92.3            472,227        92.1
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                         53,126       7.7             40,395         7.9
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                 $685,979     100.0%          $512,622       100.0%
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents increased to $30,849,000 at December 31, 2002, from $24,409,000 at December 31, 2001, due to a higher level of overnight federal fund investments and noninterest-earning balances due from banks. Cash and cash equivalents include federal funds sold and interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. The short-term investments are normally comprised of commercial paper issued by large commercial banks, certificates of deposit and U.S. government securities. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Securities Available for Sale and Held to Maturity
--------------------------------------------------

The Company invests in securities after satisfying its liquidity objectives and lending commitments. The Company has historically only purchased debt securities that are issued by the U.S. government or one of its agencies, such as the Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB), Federal National Mortgage Association (FNMA), and the Federal Home Loan Mortgage Corporation (FHLMC). The Company's security investments have lower yields than its loan portfolio. To manage interest rate risk, the Company normally purchases securities that have adjustable rates or securities with fixed rates that have short to intermediate maturity terms. The Company does not engage in trading activities.

Securities that are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates or other factors, are classified as available for sale and are carried at estimated fair value. There were no securities classified as available for sale at December 31, 2002, compared to $6,192,000 at December 31, 2001. The decline in the portfolio was due to the sale of $3,500,000 of securities, and the remainder was due to early calls and maturities during the year. A net gain of $120,000 was realized on the sale of securities.

At December 31, 2001, the portfolio had an unrealized gain, net of tax, of $111,000. Unrealized gains and losses on securities available for sale, net of income taxes, are reported as a separate component of comprehensive income and included in stockholders' equity.

Securities for which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Such securities totaled $145,694,000 at December 31, 2002, compared to $99,157,000 at December 31, 2001. The increase was due to new purchases exceeding maturities and calls of securities during the year. At December 31, 2002, the portfolio consisted of short-term debt obligations of FNMA, FHLB, FHLMC and FFCB with a weighted-average yield of 2.39% and a weighted-average remaining maturity of 1.6 years. The securities are fixed rate or have predetermined scheduled rate increases, and some have call features that allow the issuer to call the security before its stated maturity without penalty. At December 31, 2002 and 2001, the portfolio's estimated fair value was $146,560,000 and $99,404,000, respectively.

Federal Reserve Bank Stock
--------------------------

In order for the Bank to be a member of the Federal Reserve Banking System, the Bank maintains an investment in the capital stock of the Federal Reserve Bank, which pays a dividend that is currently 6%. The investment, which amounted to $1,108,000 at December 31, 2002 and $654,000 at December 31, 2001, fluctuates based on the Bank's capital level.

Loans Receivable, Net of Deferred Fees and Allowance for Loan Loss Reserves
---------------------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan loss reserves, increased to $485,301,000 at December 31, 2002, from $365,146,000 at December 31, 2001. The growth reflected new originations of commercial real estate and multifamily mortgage loans, partially offset by principal repayments. At December 31, 2002, the loan portfolio consisted of $134,360,000 of fixed-rate loans and $360,942,000 of adjustable-rate loans. The loan portfolio has historically been concentrated in commercial real estate and multifamily mortgage loans. Such loans represented 99% of the total loan portfolio at December 31, 2002 and 2001. Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause the loans to be similarly impacted by economic or other conditions. Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas the properties are located, as well as the Company's underwriting standards. Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of income-producing properties (such as office buildings, shopping centers and rental and cooperative apartment buildings).

The following table sets forth information concerning the loan portfolio:

                                                                  At December 31, 2002                   At December 31, 2001
                                                                  --------------------                   --------------------
                                                            # of                      % of          # of                      % of
($ in thousands)                                            Loans       Amount        Total         Loans       Amount        Total
------------------------------------------------------------------------------------------------------------------------------------
Commercial real estate loans                                 162      $ 275,096       55.5%         139       $ 183,167        49.2%
Residential multifamily loans                                168        214,515       43.3          153         182,569        49.0
Land development and other land loans                          3          1,890        0.4            3           2,485         0.7
Residential 1-4 family loans                                  28          1,953        0.4           33           2,404         0.6
Commercial loans                                              27          1,608        0.3           26           1,363         0.4
Consumer loans                                                16            240        0.1           15             286         0.1
------------------------------------------------------------------------------------------------------------------------------------
Total gross loans receivable                                 404        495,302      100.0%         369         372,274       100.0%
Deferred loan fees                                                       (5,390)                                 (3,748)
------------------------------------------------------------------------------------------------------------------------------------
Loans, net of deferred fees                                             489,912                                 368,526
Allowance for loan loss reserves                                         (4,611)                                 (3,380)
------------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                                 $ 485,301                               $ 365,146
------------------------------------------------------------------------------------------------------------------------------------

The following table sets forth the scheduled contractual principal repayments of the loan portfolio:

                                                          At December 31,
                                                          ---------------
             ($ in thousands)
                                                       2002              2001
             ------------------------------------------------------------------
             Within one year                         $103,398          $ 85,447
             Over one to five years                   305,013           221,435
             Over five years                           86,891            65,392
             ------------------------------------------------------------------
                                                     $495,302          $372,274
             ------------------------------------------------------------------

At  December  31,  2002,   $308,393,000  of  loans  with  adjustable  rates  and
$83,511,000 of loans with fixed rates were due after one year.

The following table sets forth the activity in the loan portfolio:

                                                 For the Year Ended December 31,
                                                 -------------------------------
    ($ in thousands)                                2002                2001
    ---------------------------------------------------------------------------
    Loans receivable, net, at beginning of year  $365,146            $263,558
      Loans originated                            233,689             195,754
      Principal repayments                       (110,661)            (91,785)
      Recoveries                                     (107)                  -
      Chargeoffs                                      150                   -
      Increase in deferred loan fees               (1,642)             (1,769)
      Provision for loan loss reserves             (1,274)               (612)
    ---------------------------------------------------------------------------
    Loans receivable, net, at end of year        $485,301            $365,146
    ---------------------------------------------------------------------------

Nonaccrual and Impaired Loans
-----------------------------

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

At December 31, 2002, there were no nonaccrual or impaired loans. At December 31, 2001, one commercial real estate loan with a principal balance of $1,243,000 was on a nonaccrual status and considered impaired under the criteria of SFAS No.114. At December 31, 2001, there was no valuation allowance recorded for this impaired loan.

In the second quarter of 2002, the property collateralizing the impaired loan was acquired through foreclosure and transferred to Foreclosed Real Estate at estimated fair value less estimated selling costs. A loan charge off of $150,000 was recorded against the allowance for loan loss reserves in connection with this transfer. Interest that was not accrued on this loan under its contractual terms amounted to $29,000 in 2002 and $51,000 in 2001.

Allowance for Loan Loss Reserves
--------------------------------

At December 31, 2002, the allowance for loan loss reserves increased to $4,611,000, from $3,380,000 at December 31, 2001. The increase was largely a function of loan growth (of $123,028,000 in 2002, versus $103,969,00 in 2001) as well as an increase in the internal reserve percentages used by the Company in calculating the allowance. At December 31, 2002 and 2001, the allowance for loan loss reserves was predominately allocated to commercial real estate, multifamily and land loans.

The following table sets forth information with respect to the allowance for loan loss reserves:

                                                                  For the Year Ended December 31,
                                                                  -------------------------------

     ($ in thousands)                                                   2002             2001
     --------------------------------------------------------------------------------------------
     Allowance at beginning of year                                  $  3,380         $  2,768
     Provision charged to operations                                    1,274              612
     Chargeoffs                                                          (150)               -
     Recoveries                                                           107                -
     --------------------------------------------------------------------------------------------
     Allowance at end of year                                        $  4,611         $  3,380
     --------------------------------------------------------------------------------------------
     Ratio of allowance to total loans, net of deferred fees             0.94%            0.92%
     Total loans, net of deferred fees at year end                   $489,912         $368,526
     Average loans outstanding during the year                       $439,241         $315,148
     --------------------------------------------------------------------------------------------

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

The Company considers a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal and interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and/or interest payments other than minimum delays or shortfalls in payments, and (iii) other information known by management that would indicate the full repayment of principal and interest is not probable. In evaluating loans for impairment, management generally considers delinquencies of 60 days or less to be minimum delays, and accordingly does not consider such delinquent loans to be impaired in the absence of other indications. Impaired loans normally consist of loans on nonaccrual status. Generally, all loans are evaluated for impairment on a loan-by-loan basis, except for smaller balance homogeneous loans, such as consumer loans, whose evaluation for impairment is done on an aggregate basis. For consumer loans, historical charge-off experience as well as the chargeoff experience of peer groups and industry statistics are used to evaluate the adequacy of the allowance for loan loss reserves. The Company's regulators, as an integral part of their examination process, periodically review the allowance for loan loss reserves. Accordingly, the Company may be required to take certain chargeoffs and/or recognize additions to the allowance based on the regulators' judgment concerning information available to them during their examination.

Foreclosed Real Estate
----------------------

At December 31, 2002, foreclosed real estate amounted to $1,081,000 and represented one commercial real estate property located in the State of Florida that was acquired by the Bank as discussed previously. The property is actively being marketed for sale. Foreclosed real estate is carried at the lower of the new cost basis or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in the consolidated statements of earnings. In 2001, the Company had no foreclosed real estate.

All Other Assets
----------------

The following table sets forth the composition of all other assets:

                                                              At December 31,
                                                              ---------------
       ($ in thousands)                                     2002         2001
       ------------------------------------------------------------------------
       Accrued interest receivable                        $ 4,263      $ 3,202
       Loans fee receivable                                 3,706        2,679
       Premises and equipment, net                          6,098        6,042
       Deferred income tax asset                            1,997        1,236
       Deferred debenture offering costs, net               3,498        3,396
       All other                                              384          259
       ------------------------------------------------------------------------
                                                          $19,946      $16,814
       ------------------------------------------------------------------------

Accrued interest receivable fluctuates based on the amount of loans, investments and other interest-earning assets outstanding and the timing of interest payments received. The increase was due to the growth in these assets.

Loan fees receivable are fees due to the Company in accordance with the terms of mortgage loans. Such amounts are generally due upon the full repayment of the loan. This fee is recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan as a yield adjustment. The increase was due to an increase in mortgage loan originations.

Premises and equipment is detailed in note 5 to the consolidated financial statements. Premises and equipment increased due to purchases exceeding normal amortization and depreciation during the year. In 2002, the Bank purchased a property that is across from its Court Street branch office in Florida at a cost of $350,000. This property was purchased primarily to provide additional parking for the branch.

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

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The increase was due to additional costs ($1,021,000) incurred with the sale of new debentures in 2002 by Intervest Mortgage Corporation, partially offset by normal amortization.

Deposits
--------

Consolidated deposit liabilities increased to $505,958,000 at December 31, 2002, from $362,437,000 at December 31, 2001, reflecting growth in deposit accounts during the year. Management believes that the Bank does not have a concentration of deposits from any one source and that a large portion of its depositors are residents in the Bank's primary market areas (although there has been growth in deposits from outside the primary areas resulting from the Bank's deposit-gathering activities through its web site on the internet: www.intervestnatbank.com). The Bank does not accept brokered deposits.

The following table sets forth the distribution of deposit accounts by type:

                                        At December 31, 2002        At December 31, 2001
                                        --------------------        --------------------
    ($ in thousands)                    Amount    % of Total        Amount   % of Total
    ------------------------------------------------------------------------------------
    Demand deposits                   $  5,924        1.2%        $  5,550       1.5%
    Interest checking deposits          10,584        2.1           10,204       2.8
    Savings deposits                    30,174        6.0           24,624       6.8
    Money market deposits              134,293       26.5           80,594      22.2
    Certificates of deposit            324,983       64.2          241,465      66.7
    ------------------------------------------------------------------------------------
    Total deposit accounts (1)        $505,958      100.0%        $362,437     100.0%
    ------------------------------------------------------------------------------------

    (1)  Includes  individual  retirement  accounts  totaling   $53,340,000  and
         $28,193,000 at December 31, 2002 and 2001, respectively, nearly all of which are certificates of deposit.

The following table sets forth certificate of deposits by maturity for the periods indicated:

                                    At December 31, 2002           At December 31, 2001
                                    --------------------           --------------------
                                                  Wtd-Avg                        Wtd-Avg
      ($ in thousands)            Amount      Stated Rate        Amount      Stated Rate
    ------------------------------------------------------------------------------------
    Within one year             $122,890         3.51%         $144,739         5.00%
    Over one to two years         57,895         4.18            45,512         4.95
    Over two to three years       31,281         5.53            14,954         5.82
    Over three to four years      17,730         5.32            16,903         6.84
    Over four years               95,187         4.92            19,357         5.61
    ------------------------------------------------------------------------------------
                                $324,983         4.33%         $241,465         5.22%
    ------------------------------------------------------------------------------------

The following table sets forth the maturities of certificates of deposit in denominations of $100,000 or more:

                                                              At December 31,
                                                              ---------------
    ($ in thousands)                                         2002         2001
    ----------------------------------------------------------------------------
    Due within three months or less                         $7,508      $10,332
    Due over three months to six months                      6,122        4,483
    Due over six months to one year                         13,033       18,401
    Due over one year                                       46,209       20,529
    ----------------------------------------------------------------------------
                                                           $72,872      $53,745
    ----------------------------------------------------------------------------
    As a percentage of total deposits                         14.4%        14.8%
    ----------------------------------------------------------------------------

The following table sets forth net deposit flows:

                                                            For the Year Ended
                                                            ------------------
                                                                   December 31,
                                                                   ------------
    ($ in thousands)                                        2002          2001
    ----------------------------------------------------------------------------
    Net increase before interest credited                 $126,230      $45,078
    Net interest credited                                   17,291       17,118
    ----------------------------------------------------------------------------
    Net deposit increase                                  $143,521      $62,196
    ----------------------------------------------------------------------------

Federal Funds Purchased
-----------------------

Periodically, the Bank purchases federal funds to manage its liquidity needs. At December 31, 2002 and 2001, there were no funds outstanding. The Bank did not emphasize these types of borrowings in 2002 and 2001.

Debentures Payable and Accrued Interest Payable on Debentures
-------------------------------------------------------------

At December 31, 2002, debentures payable amounted to $84,430,000, compared to $73,430,000 at year-end 2001. The increase was due to the sale of additional debentures by Intervest Mortgage Corporation (Series 1/17/02 and 8/05/02 totaling $13,500,000 in principal amount and maturing at various times through January 1, 2010) as part of its normal funding of its mortgage loan originations, partially offset by the repayment of $2,500,000 of its Series 06/28/99 debentures. The sale of the debentures, after underwriter's commissions and other issuance costs, resulted in net proceeds of approximately $12,500,000.

At December 31, 2002, Intervest Mortgage Corporation had $74,000,000 principal amount of debentures payable outstanding and the Holding Company had $10,430,000 principal amount of debentures payable outstanding, of which $6,930,000 were convertible into the Holding Company's Class A common stock at a current conversion price of $10.01 per share.

At December 31, 2002 and 2001, the Holding Company, through its wholly owned subsidiary Intervest Statutory Trust I, has Trust Preferred Securities (Junior Debentures Payable) outstanding totaling $15,000,000 that qualify as regulatory capital. On December 18, 2001, Intervest Statutory Trust I, sold 9.875% Trust Preferred Securities due December 18, 2031 in the aggregate principal amount of $15,000,000, hereafter referred to as the "Capital Securities". The net proceeds from the sale, in addition to the initial capital contribution of $464,000 from the Holding Company to the Trust, were reinvested into the Holding Company in exchange for $15,464,000 of the Holding Company's 9.875% Junior Subordinated Debentures (the "Junior Subordinated Debentures") due December 18, 2031. The Holding Company then invested the $15,000,000 as a capital contribution in the Bank. The sole asset of the Trust, the obligor on the Capital Securities, is the Junior Subordinated Debentures.

At December 31, 2002, accrued interest payable on all debentures amounted to $13,872,000, compared to $11,480,000 at year-end 2001. Nearly all of the accrued interest payable at December 31, 2002 is due and payable at the maturity of various debentures. For a further discussion of all the debentures, including conversion prices and redemption premiums, see notes 7 and 9 to the consolidated financial statements.

Note Payable
------------

In connection with the purchase of property by the Bank that is across from its Court Street branch office in Florida as described previously, the Bank issued a note payable to the seller for $275,000. The note matures in February of 2017 and calls for monthly payments of principal and interest at 7% per annum.

All Other Liabilities
---------------------

The following table shows the composition of all other liabilities:

                                                         At December 31,
                                                         ---------------
    ($ in thousands)                                   2002           2001
    ------------------------------------------------------------------------
    Mortgage escrow funds payable                     $5,894         $4,253
    Official checks outstanding                        4,373          3,219
    Accrued interest payable on deposits                 895            817
    Income taxes payable                                 526            772
    All other                                          1,639            819
    ------------------------------------------------------------------------
                                                     $13,327         $9,880
    ------------------------------------------------------------------------

Mortgage escrow funds payable represent advancepayments made by borrowers for taxes and insurance that are remitted by the Company to third parties. The increase reflects the timing of payments to taxing authorities as well as the growth in the loan portfolio. The level of official checks outstanding varies and fluctuates based on banking activity. The level of income taxes payable fluctuates based on the Company's earnings, effective tax rate and timing of tax payments. All other is comprised mainly of accrued expenses and fees received on loan commitments that have not yet been funded.

Stockholders' Equity
--------------------

Stockholders' equity increased to $53,126,000 at December 31, 2002, from $40,395,000 at December 31, 2001. The increase was due to the following: net earnings of $6,906,000; the issuance of 803,458 shares of Class A common stock upon the exercise of common stock warrants for total proceeds, including related tax benefits, of $5,801,000; and the recording of $109,000 of net compensation expense related to stock warrants held by employees and directors; partially offset by a $111,000 decrease in unrealized gains, net of tax, on securities available for sale. For additional discussion of employee stock warrants, see the section "Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001."

Liquidity and Capital Resources

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Bank's branch offices and through the mail; amortization, satisfactions and repayments of loans; the maturities and calls of securities; sales of debentures; borrowings in the federal funds market and cash provided by operating activities. For additional information concerning the Company's cash flows, see the consolidated statements of cash flows included in this report.

At December 31, 2002, the Company's total commitment to lend aggregated $70,044,000. The Company believes that it can fund such commitments from the aforementioned sources of funds. The Bank has agreements with correspondent banks whereby it may borrow up to $8,000,000 on an unsecured basis. There were no outstanding borrowings under these agreements at December 31, 2002 or 2001. Intervest Mortgage Corporation filed a registration statement in late 2002 relating to the issuance of additional subordinated debentures in the aggregate amount of up to $7,500,000. These debentures are expected to be issued in the first quarter of 2003.

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

The Bank is required to maintain, for regulatory compliance and reporting purposes, regulatory defined minimum Tier 1 leverage and Tier 1 and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At

December 31, 2002 and 2001, management believes that the Bank met its capital adequacy requirements. The Bank is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding which would change the Bank's designation as a well-capitalized institution.

Information regarding the Bank's regulatory capital and related ratios is summarized below:

                                                                                    At December 31,
                                                                                    ---------------
    ($ in thousands)                                                            2002              2001
    -----------------------------------------------------------------------------------------------------
    Tier 1 Capital:
       Stockholder's equity                                                   $ 51,936          $ 46,749
       Disallowed portion of deferred tax asset                                 (1,623)             (946)
       Unrealized gain on debt securities, net of tax                                -              (111)
    -----------------------------------------------------------------------------------------------------
    Total Tier 1 capital                                                        50,313            45,692
    -----------------------------------------------------------------------------------------------------
    Tier 2 Capital:
       Allowable portion of allowance for loan loss reserves                     4,464             3,314
    -----------------------------------------------------------------------------------------------------
    Total risk-based capital                                                  $ 54,777          $ 49,006
    -----------------------------------------------------------------------------------------------------
    Net risk-weighted assets                                                  $450,599          $326,030
    Average assets for regulatory purposes                                    $569,204          $402,124
    Tier 1 capital to average assets                                              8.84%            11.36%
    Tier 1 capital to risk-weighted assets                                       11.17%            14.01%
    Total capital to risk-weighted assets                                        12.16%            15.03%
    -----------------------------------------------------------------------------------------------------

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

The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. An asset or liability is normally considered to be interest-rate sensitive if it will reprice or mature within one year or less. The interest-rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within one-year. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. Conversely, a gap is considered negative when the opposite is true.

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

The Company's one-year positive interest rate sensitivity gap was 15.7% at December 31, 2002, compared to 6.20% at December 31, 2001. The increase was primarily due to an increase in variable rate loans funded by an increase in certificate of deposits with a term of over one year. For purposes of computing the gap, 100% of deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, then the gap would change. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 34.8% at year-end 2002, compared to a positive 23.1% at year-end 2001.

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

The following table summarizes the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2002, that are scheduled to mature or reprice within the periods shown.

                                                         0-3          4-12      Over 1-4        Over 4
                                                         ---          ----      --------        ------
        ($ in thousands)                              Months        Months         Years         Years         Total
        ------------------------------------------------------------------------------------------------------------
        Loans (1)                                   $139,843      $211,299      $122,427     $  21,733      $495,302
        Securities held to maturity (2)               16,237        66,128        63,329             -       145,694
        Short-term investments                        20,498             -             -             -        20,498
        Federal Reserve Bank stock                         -             -             -         1,108         1,108
        Interest-earning time deposits                     -         2,000             -             -         2,000
        ------------------------------------------------------------------------------------------------------------
        Total rate-sensitive assets                 $176,578      $279,427      $185,756     $  22,841      $664,602
        ------------------------------------------------------------------------------------------------------------

        Deposit accounts (3):
          Interest checking deposits                 $10,584      $      -      $      -     $       -      $ 10,584
          Savings deposits                            30,174             -             -             -        30,174
          Money market deposits                      134,293             -             -             -       134,293
          Certificates of deposit                     35,163        87,727       106,906        95,187       324,983
                                                    ----------------------------------------------------------------
          Total deposits                             210,214        87,727       106,906        95,187       500,034
        Debentures payable                            42,900             -        16,100        25,430        84,430
        Debentures payable- capital securities             -             -             -        15,000        15,000
        Accrued interest on all debentures             7,426            57         3,020         3,369        13,872
        Note payable                                       -             -             -           266           266
        ------------------------------------------------------------------------------------------------------------
        Total rate-sensitive liabilities            $260,540      $ 87,784      $126,026     $ 139,252      $613,602
        ------------------------------------------------------------------------------------------------------------
        GAP (repricing differences)                 $(83,962)     $191,643      $ 59,730     $(116,411)      $51,000
        ------------------------------------------------------------------------------------------------------------
        Cumulative GAP                              $(83,962)     $107,681      $167,411     $  51,000       $51,000
        ------------------------------------------------------------------------------------------------------------
        Cumulative GAP to total assets                -12.2%         15.7%         24.4%          7.4%          7.4%
        ------------------------------------------------------------------------------------------------------------

         Significant assumptions used in preparing the table above:

         (1) Adjustable-rate loans are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayments, according to their contractual maturities; (2) securities are scheduled according to the earlier of their contractual maturity or the date in which the interest rate is scheduled to increase. The effects of possible prepayments that may result from the issuer's right to call a security before its contractual maturity date are not considered. (3) interest checking, savings and money market deposits are regarded as ready accessible withdrawable accounts; and certificates of deposit are scheduled through their maturity dates.

Recent Accounting Pronouncements

See note 1 to the consolidated financial statements for a discussion of this topic.

Impact of Inflation and Changing Prices

The financial statements and related financial data concerning the Company presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of the Company than do the effects of changes in the general rate of inflation and in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities, and the issuance of its debentures. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2002 and 2001, which reflect changes in market prices and rates, can be found in note 20 to the consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

Financial Statements

The following consolidated financial statements of the Company are included herein:

- Independent Auditors' Report - Hacker, Johnson & Smith, P.A., P.C. (page 36)
- Independent Auditors' Report - Eisner LLP (page 37)
- Consolidated Balance Sheets at December 31, 2002 and 2001 (page 38)
- Consolidated Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000 (page 39)
- Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000 (page 40)
- Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000 (page 41)
- Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 (page 42)
- Notes to the Consolidated Financial Statements (pages 43 to 65)

Supplementary Data

Securities Available for Sale
-----------------------------

The following table sets forth, by maturity distribution, information pertaining to securities available for sale:

                                                       After One Year to       After Five Years to
                                                       -----------------       -------------------
                                One Year or Less           Five Years               Ten Years                 Total
                                ----------------           ----------               ---------                 -----
                               Carrying      Avg.     Carrying      Avg.       Carrying      Avg.       Carrying      Avg.
($ in thousands)                  Value    Yield         Value    Yield           Value    Yield           Value    Yield
-------------------------------------------------------------------------------------------------------------------------
At December 31, 2002:
U.S. government agencies         $    -        -%      $     -        -%         $    -        -%        $     -        -%
At December 31, 2001:
U.S. government agencies         $2,571     5.78%      $ 3,621     5.46%         $    -        -%        $ 6,192     5.59%
At December 31, 2000:
U.S. government agencies         $  998     5.42%      $63,809     5.70%         $9,982     6.56%        $74,789     5.81%
-------------------------------------------------------------------------------------------------------------------------

Securities Held to Maturity
---------------------------

The following table sets forth, by maturity distribution, information pertaining to securities held to maturity:

                                                          After One Year to     After Five Years to
                                                          -----------------     -------------------
                                  One Year or Less           Five Years             Ten Years                   Total
                                 ------------------          ----------             ---------                   -----
                                 Carrying       Avg.      Carrying       Avg.   Carrying        Avg.    Carrying        Avg.
($ in thousands)                    Value     Yield          Value     Yield       Value      Yield        Value       Yield
------------------------------------------------------------------------------------------------------------------------------------
At December 31, 2002:
---------------------
U.S. government agencies         $ 75,566      2.52%      $ 70,128      2.25%      $  -          -%     $ 145,694       2.39%
At December 31, 2001:
---------------------
U.S. government agencies         $ 79,411      2.85%      $ 19,746      3.02%      $  -          -%     $  99,157       2.89%
At December 31, 2000:
---------------------
U.S. government agencies         $ 20,970      6.52%      $      -         -%      $  -          -%     $  20,970       6.52%
------------------------------------------------------------------------------------------------------------------------------------

Loans and Allowance for Loan Loss Reserves
------------------------------------------

The following table sets forth information with respect to loans receivable at December 31:

                                                                 2002           2001           2000           1999           1998
                                                                 ----           ----           ----           ----           ----
                                                               Carrying       Carrying       Carrying       Carrying       Carrying
($ in thousands)                                                  value          value          value          value          value
------------------------------------------------------------------------------------------------------------------------------------
Commercial real estate and multifamily loans                  $ 489,611      $ 365,736      $ 260,753      $ 207,521      $ 160,610
Land development and other land loans                             1,890          2,485          2,531          2,501              -
Residential 1-4 family loans                                      1,953          2,404          3,034          2,311          2,627
Commercial business loans                                         1,608          1,363          1,781          2,107          2,875
Consumer loans                                                      240            286            206            242            184
                                                              ----------------------------------------------------------------------
Loans receivable                                                495,302        372,274        268,305        214,682        166,296
Deferred loan fees                                               (5,390)        (3,748)        (1,979)        (1,745)        (1,310)
                                                              ----------------------------------------------------------------------
Loans receivable, net of deferred fees                          489,912        368,526        266,326        212,937        164,986
Allowance for loan loss reserves                                 (4,611)        (3,380)        (2,768)        (2,493)        (1,662)
------------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                         $ 485,301      $ 365,146      $ 263,558      $ 210,444      $ 163,324
------------------------------------------------------------------------------------------------------------------------------------
Loans included above that were
   on a nonaccrual status at year end                              $  -      $   1,243          $   -         $    - $            -
------------------------------------------------------------------------------------------------------------------------------------

The following table sets forth information with respect to the allowance for loan loss reserves at December 31:

($ in thousands)                                                      2002           2001          2000          1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Allowance at beginning of year                                   $   3,380      $   2,768     $   2,493     $   1,662     $   1,173
Provision charged to operations                                      1,274            612           275           830           479
Chargeoffs                                                            (150)             -             -             -             -
Recoveries                                                             107              -             -             1            10
------------------------------------------------------------------------------------------------------------------------------------
Allowance at end of year                                         $   4,611      $   3,380     $   2,768     $   2,493     $   1,662
------------------------------------------------------------------------------------------------------------------------------------
Total loans, net of deferred fees                                $ 489,912      $ 368,526     $ 266,326     $ 212,937     $ 164,986
Average loans outstanding during the year                        $ 439,241      $ 315,148     $ 250,941     $ 175,980     $ 170,675
Ratio of allowance to net loans receivable                            0.94%          0.92%         1.04%         1.17%         1.01%
------------------------------------------------------------------------------------------------------------------------------------

Other financial statement schedules and inapplicable periods with respect to schedules listed above are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the consolidated financial statements filed, including the notes thereto.

                          Independent Auditors' Report



Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

     We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We did not audit the consolidated financial statements of Intervest Mortgage Corporation (formerly known as Intervest Corporation of New York), whose total assets as of December 31, 2002 and 2001, constituted 13.6% and 15.6% of the related consolidated totals, respectively, and whose net interest income, noninterest income and net earnings for the years ended December 31, 2002, 2001 and 2000, constituted 12.4%, 21.9% and 22.7%, respectively in 2002, 10.4%, 42.5%
and 15.3%, respectively in 2001 and 10.3%, 48.6% and 5.0%, respectively in 2000, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the amounts included in the consolidated totals, are based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Hacker, Johnson & Smith, P.A., P.C.
---------------------------------------
Hacker, Johnson & Smith, P.A., P.C.
Tampa, Florida
January 24, 2003

                          Independent Auditors' Report


Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

     We have  audited the  consolidated  balance  sheets of  Intervest  Mortgage
Corporation   (formerly  known  as  Intervest   Corporation  of  New  York)  and
Subsidiaries (the "Company") at December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2002 (all of which are not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above fairly present, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP
--------------
Eisner LLP
New York, New York
January 23, 2003

                Intervest Bancshares Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                                 At December 31,
                                                                                                          ------------ -------------
($ in thousands, except par value)                                                                             2002          2001
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                                      $ 10,351       $  4,714
Federal funds sold                                                                                              9,114          6,345
Commercial paper and other short-term investments                                                              11,384         13,350
------------------------------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents                                                                            30,849         24,409
Time deposits with banks                                                                                        2,000            250
Securities available for sale at estimated fair value                                                             -            6,192
Securities held to maturity, net                                                                              145,694         99,157
Federal Reserve Bank stock, at cost                                                                             1,108            654
Loans receivable (net of allowance for loan losses of $4,611 in 2002 and $3,380 in 2001)                      485,301        365,146
Accrued interest receivable                                                                                     4,263          3,202
Loan fees receivable                                                                                            3,706          2,679
Premises and equipment, net                                                                                     6,098          6,042
Foreclosed real estate                                                                                          1,081            -
Deferred income tax asset                                                                                       1,997          1,236
Deferred debenture offering costs, net                                                                          3,498          3,396
Other assets                                                                                                      384            259
====================================================================================================================================
Total assets                                                                                                 $685,979       $512,622
====================================================================================================================================
LIABILITIES
Deposits:
   Noninterest-bearing demand deposit accounts                                                               $  5,924       $  5,550
   Interest-bearing deposit accounts:
      Checking (NOW) accounts                                                                                  10,584         10,204
      Savings accounts                                                                                         30,174         24,624
      Money market accounts                                                                                   134,293         80,594
      Certificate of deposit accounts                                                                         324,983        241,465
------------------------------------------------------------------------------------------------------------------------------------
Total deposit accounts                                                                                        505,958        362,437
Subordinated debentures payable                                                                                84,430         73,430
Guaranteed preferred beneficial interest in junior subordinated debentures                                     15,000         15,000
Note payable                                                                                                      266            -
Accrued interest payable on all debentures                                                                     13,872         11,480
Accrued interest payable on deposits                                                                              895            817
Mortgage escrow funds payable                                                                                   5,894          4,253
Official checks outstanding                                                                                     4,373          3,219
Other liabilities                                                                                               2,165          1,591
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                             632,853        472,227
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (notes 5, 17 and 19)
STOCKHOLDERS' EQUITY
Preferred stock  (300,000 shares authorized, none issued)                                                         -              -
Class A common stock  ($1.00 par value, 9,500,000 shares authorized,
      4,348,087 and 3,544,629 shares issued and outstanding, respectively)                                      4,348          3,545
Class B common stock  ($1.00 par value, 700,000 shares authorized,
      355,000 shares issued and outstanding)                                                                      355            355
Additional paid-in-capital, common                                                                             24,134         19,001
Retained earnings                                                                                              24,289         17,383
Accumulated other comprehensive income -
    Net unrealized gain on securities available for sale, net of tax                                              -              111
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                     53,126         40,395
====================================================================================================================================
Total liabilities and stockholders' equity                                                                   $685,979       $512,622
====================================================================================================================================

See accompanying notes to consolidated financial statements.

           Intervest Bancshares Corporation and Subsidiaries
                  Consolidated Statements of Earnings

                                                                                                        Year Ended December 31,
                                                                                            ---------------------------------------
($ in thousands, except per share data)                                                             2002          2001         2000
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                                                   $ 39,273    $ 30,187    $ 24,923
Securities                                                                                            3,964       3,423       6,056
Other interest-earning assets                                                                           242       1,852         929
-----------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                                                   43,479      35,462      31,908
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                                                             17,369      17,079      14,853
Subordinated debentures                                                                               7,440       7,577       8,322
Junior debentures - capital securities                                                                1,497          58         -
Note payable                                                                                             17         -           -
Federal funds purchased                                                                                   2         -           150
-----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                               26,325      24,714      23,325
-----------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income                                                                     17,154      10,748       8,583
Provision for loan loss reserves                                                                      1,274         612         275
-----------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income after provision for loan loss reserves                              15,880      10,136       8,308
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Customer service fees                                                                                   171         159         139
Income from mortgage lending activities                                                                 485         341         291
Income from the early repayment of mortgage loans                                                     1,435       1,149         518
Gain from the sales of securities available for sale                                                    120         -           -
All other                                                                                                 7           6          35
-----------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                              2,218       1,655         983
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
Salaries and employee benefits                                                                        3,016       2,451       2,228
Occupancy and equipment, net                                                                          1,318       1,177       1,090
Data processing                                                                                         564         329         117
Advertising and promotion                                                                                69          25          35
Professional fees and services                                                                          350         341         410
Stationery, printing and supplies                                                                       141         137         140
FDIC and general insurance                                                                              179         177         117
Postage and delivery                                                                                     93          91          92
All other                                                                                               749         575         339
-----------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                                            6,479       5,303       4,568
-----------------------------------------------------------------------------------------------------------------------------------
Earnings before taxes and extraordinary item                                                         11,619       6,488       4,723
Provision for income taxes                                                                            4,713       2,710       1,909
                                                                                                   --------------------------------
Earnings before extraordinary item                                                                    6,906       3,778       2,814
Extraordinary item, net of tax (note 7)                                                                 -           -          (206)
===================================================================================================================================
Net earnings                                                                                       $  6,906    $  3,778    $  2,608
===================================================================================================================================
Basic earnings per share:
    Earnings before extraordinary item                                                             $   1.71    $   0.97    $   0.72
    Extraordinary item, net of tax                                                                      -           -         (0.05)
===================================================================================================================================
   Net earnings per share                                                                          $   1.71    $   0.97    $   0.67
===================================================================================================================================
Diluted earnings per share:
    Earnings before extraordinary item                                                             $   1.37    $   0.97    $   0.72
    Extraordinary item, net of tax                                                                      -           -         (0.05)
===================================================================================================================================
   Net earnings per share                                                                          $   1.37    $   0.97    $   0.67
===================================================================================================================================

See accompanying notes to consolidated financial statements

                Intervest Bancshares Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income


                                                                                                        Year Ended December 31,
                                                                                            ---------------------------------------
($ in thousands)                                                                                    2002          2001         2000
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                        $ 6,906     $ 3,778     $ 2,608
-----------------------------------------------------------------------------------------------------------------------------------

  Net unrealized holding (losses) gains on available-for-sale securities                                (72)        596        (405)
  Reclassification adjustment for gains realized in earnings                                           (120)        -           -
-----------------------------------------------------------------------------------------------------------------------------------
  Net unrealized (losses) gains on available-for-sale securities                                       (192)        596        (405)
-----------------------------------------------------------------------------------------------------------------------------------
  Provision for income taxes related to unrealized (losses) gains
        on available-for-sale securities                                                                 81        (233)        153
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income , net of tax                                                         (111)        363        (252)
===================================================================================================================================
Total comprehensive income, net of tax                                                              $ 6,795     $ 4,141     $ 2,356
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity


                                                                                                      Year Ended December 31,
                                                                                           ----------------------------------------
($ in thousands)                                                                                    2002         2001           2000
-----------------------------------------------------------------------------------------------------------------------------------

CLASS A COMMON STOCK
Balance at beginning of year                                                                     $  3,545     $  3,545     $  3,532
Issuance of 803,458 and 12,750 shares in 2002 and 2000, respectively,
     upon the exercise of warrants                                                                    803          -             13
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                              4,348        3,545        3,545
-----------------------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of year                                                                          355          355          305
Issuance of 50,000 shares of restricted stock compensation                                            -            -             50
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                                355          355          355
-----------------------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of year                                                                       19,001       18,975       18,770
Compensation related to vesting of certain Class B stock warrants                                      26           26           26
Compensation related to certain Class A stock warrants modified                                       109          -            -
Issuance of 50,000 shares of restricted Class B stock compensation                                    -            -            109
Issuance of 803,458 and 12,750 shares in 2002 and 2000, respectively, upon
    the exercise of stock warrants, inclusive of tax benefits                                       4,998          -             70
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                             24,134       19,001       18,975
-----------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of year                                                                       17,383       13,605       10,997
Net earnings for the year                                                                           6,906        3,778        2,608
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                             24,289       17,383       13,605
-----------------------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year                                                                          111         (252)         -
Net change in accumulated other comprehensive income (loss), net                                     (111)         363         (252)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                                -            111         (252)
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================
Total stockholders' equity at end of year                                                        $ 53,126     $ 40,395     $ 36,228
===================================================================================================================================

See accompanying notes to consolidated financial statements

                Intervest Bancshares Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                       Year Ended December 31,
                                                                                            ---------------------------------------
($ in thousands)                                                                                 2002          2001          2000
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                                  $   6,906     $   3,778     $   2,608
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                                       606           505           433
Provision for loan loss reserves                                                                  1,274           612           275
Deferred income tax benefit                                                                        (681)         (364)          (16)
Amortization of deferred debenture offering costs                                                   919           753         1,136
Compensation expense related to common stock and warrants                                           135            26           185
Amortization of premiums, fees and discounts, net                                                  (588)       (1,823)       (1,814)
Gain from sales of securities available for sale                                                   (120)          -             -
Net increase in accrued interest payable on debentures                                            2,392         2,747           641
Net increase in official checks outstanding                                                       1,154           938           460
Net change in all other assets and liabilities, net                                               2,802         2,118         1,912
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                        14,799         9,290         5,820
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net increase in interest-earning time deposits with banks                                        (1,750)         (250)          -
Maturities and calls of securities available for sale                                             2,500        69,194           -
Sales of securities available for sale                                                            3,620           -             -
Maturities and calls of securities held to maturity                                             104,785        35,996        26,393
Purchases of securities held to maturity                                                       (153,335)     (114,013)      (39,160)
Net increase in loans receivable                                                               (124,271)     (103,969)      (53,623)
Purchases of Federal Reserve Bank stock, net                                                       (454)          (49)          (97)
Purchases of premises and equipment, net                                                           (387)         (816)         (301)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                          (169,292)     (113,907)      (66,788)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in demand, savings, NOW and money market deposits                                   60,003        38,387         4,299
Net increase in certificates of deposit                                                          83,518        23,809        94,862
Net increase in mortgage escrow funds payable                                                     1,641           856            22
Principal repayments of federal funds purchased, net                                                -             -          (6,955)
Principal repayments of debentures                                                               (2,500)       (1,400)      (24,000)
Principal repayments of note payable                                                                 (9)          -             -
Proceeds from issuance of debentures, net of issuance costs                                      12,479        24,436         3,500
Proceeds from issuance of common stock, net of issuance costs                                     5,801           -              83
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                       160,933        86,088        71,811
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                              6,440       (18,529)       10,843
Cash and cash equivalents at beginning of year                                                   24,409        42,938        32,095
===================================================================================================================================
Cash and cash equivalents at end of year                                                      $  30,849     $  24,409     $  42,938
===================================================================================================================================
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
   Interest                                                                                   $  22,936     $  21,253     $  21,532
   Income taxes                                                                                   5,301         2,704         1,004
Noncash activities:
   Transfer of loans to foreclosed real estate, net of chargeoffs                                 1,081           -             -
   Purchase of premises with note payable                                                           275           -             -
   Transfers of securities from held-to-maturity to available-for-sale                              -             -          74,789
   Accumulated other comprehensive income (loss) - change in unrealized (loss)
         gain on securities available for sale, net of tax                                         (111)          363          (252)
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

1.   Description of Business and Summary of Significant Accounting Policies

     Description of Business

     Intervest Bancshares Corporation (the "Holding Company") was incorporated in 1993 and is headquartered in Rockefeller Center in New York City. Its wholly owned subsidiaries are Intervest National Bank, a nationally chartered bank, Intervest Mortgage Corporation (whose name was changed from Intervest Corporation of New York in 2002), a mortgage investment company, and Intervest Statutory Trust I, a special purpose finance subsidiary. The Holding Company's primary business is the ownership of its subsidiaries. In July 2001, Intervest Bank (a Florida state chartered commercial bank and the Holding Company's other wholly owned banking subsidiary prior to that date) was merged into Intervest National Bank. The merger was treated as a reorganization and accounted for at historical cost similar to the pooling-of-interests method of accounting. Under this method, the recorded assets, liabilities, shareholders' equity, income and expenses of both banks were combined and recorded at their historical cost amounts. Hereafter, Intervest National Bank is referred to as the "Bank" and all the entities are referred to collectively as the "Company" on a consolidated basis.

     The  Bank  has  its  headquarters   and  full-service   banking  office  in
     Rockefeller Center in New York City, and a total of five full-service banking offices in Pinellas County, Florida - four in Clearwater and one in South Pasadena. The Bank conducts a full-service commercial banking business, which consists of attracting deposits from the general public and investing those funds, together with other sources of funds, primarily through the origination of commercial and multifamily real estate loans, and through the purchase of security investments.

     Intervest Mortgage Corporation and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation, are located in Rockefeller Center in New York City. Intervest Mortgage
     Corporation is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. Intervest Mortgage Corporation was acquired by the Holding Company in March 2000. In the acquisition, all of the outstanding capital stock of Intervest Mortgage Corporation was acquired in exchange for 1,250,000 shares of the Holding Company's Class A common stock. Former shareholders of Intervest Mortgage Corporation are officers and directors of Intervest Mortgage Corporation and the Holding Company. The acquisition was also accounted for at historical cost similar to the pooling-of-interests method of accounting.

     Intervest Statutory Trust I was formed in December 2001 for the sole purpose of issuing $15,000,000 of Capital Securities as more fully described in note 9.

     Principles of Consolidation, Basis of Presentation and Use of Estimates

     The consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year's presentation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, as of the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan loss reserves and the valuation allowances for deferred tax assets and real estate acquired through foreclosures.

     Cash Equivalents

     For purposes of the consolidated statements of cash flows, cash equivalents include federal funds sold (generally sold for one-day periods) and commercial paper and other short-term investments that have maturities of three months or less from the time of purchase.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

1. Description of Business and Summary of Significant Accounting Policies, Continued

     Securities

     Securities for which the Company has the ability and intent to hold until maturity are classified as securities held to maturity and are carried at cost, adjusted for accretion of discounts and amortization of premiums, which are recognized into interest income using the interest method over the period to maturity. Securities that are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates or other factors, are classified as available for sale and are carried at fair value. Unrealized gains and losses on securities available for sale, net of related income taxes, are reported as a separate component of comprehensive income. Realized gains and losses from sales of securities are determined using the specific identification method. The Company does not acquire securities for the purpose of engaging in trading activities.

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

     Allowance for Loan Loss Reserves

     The allowance for loan loss reserves is netted against loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to: the nature and volume of the loan portfolio; overall portfolio quality; loan concentrations; specific problem loans and commitments and estimates of fair value thereof; historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's perception of the current and anticipated economic conditions in the Company's lending areas. In addition, Statement of Financial Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance for loan loss reserves is computed related to certain loans that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired loans normally consist of loans on nonaccrual status. Interest income on impaired loans is recognized on a cash basis. Impairment for commercial real estate and residential loans is measured based on: the present value of expected future cash flows, discounted at the loan's effective interest rate; or the observable market price of the loan; or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance within the overall allowance for loan loss reserves and a charge through the provision for loan losses. The Company charges off any portion of the recorded investment in the loan that exceeds the fair value of the collateral. The net carrying amount of an impaired loan does not at any time exceed the recorded investment in the loan.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

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

     Deferred Debenture Offering Costs

     Costs relating to offerings of debentures are amortized over the terms of the debentures. The costs consist primarily of underwriters' commissions. Accumulated amortization amounted to $3,793,000 at December 31, 2002 and $3,042,000 at December 31, 2001.

     Foreclosed Real Estate

     Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan's carrying value at the date of transfer, or estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan loss reserves. After foreclosure, management periodically performs market valuations and the real estate is carried at the lower of cost or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in the consolidated statements of earnings.

     Stock-Based Compensation

     The Company follows APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation, which is generally in the form of stock warrants. SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No.148 "Accounting for Stock-Based Compensation Transition and Disclosure," collectively "SFAS No.123," requires pro forma disclosures of net earnings and earnings per share determined as if the Company accounted for its stock warrants under the fair value method.

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

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

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

     Comprehensive Income

     The Company follows SFAS No. 130, "Reporting Comprehensive Income." Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. However, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net earnings, are components of comprehensive income.

     Off-Balance Sheet Financial Instruments

     In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, unused lines of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

     Start-Up Costs

     The Company follows the AICPA's Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires all start-up costs (except for those that are capitalizable under other accounting principles generally accepted in the United States of America) to be expensed as incurred for financial statement purposes.

     Recent Accounting Pronouncements

     Accounting for Business Combinations. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS 141 addresses the accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of pooling-of-interests method of accounting. Pooling transactions initiated prior to that date were not affected. SFAS 141 also requires identifiable intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. The adoption of this statement had no effect on the Company's consolidated financial statements.

     Accounting for Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired individually or with a group of other assets not constituting a business combination. Under SFAS 142, all goodwill and identifiable intangible assets recognized as having an indefinite useful life, including those acquired before its effective date, are not amortized but, assessed for impairment at least annually. Intangible assets, having a finite life, are separately recognized and amortized over their estimated useful lives. Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with previous pronouncements. The Company does not have goodwill or other intangible assets and as a result, the adoption of this statement had no effect on its consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

1. Description of Business and Summary of Significant Accounting Policies, Continued

     Recent Accounting Pronouncements, Continued

     Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined therein). The adoption of this statement had no effect on the Company's consolidated financial statements.

     Accounting for the Extinguishment of Debt and Other Technical Amendments. SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," among other items, addresses income statement classification of gains or losses from extinguishment. Previously, under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This statement is effective for financial statements issued on or after May 15, 2002. The adoption of this statement had no effect on the Company's consolidated financial statements.

     Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The new statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined therein was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have any effect on the Company's consolidated financial statements.

     Accounting for Acquisitions of Certain Financial Institutions. SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9," removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, the statement amends No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that statement 144 requires for other long-lived assets that are held and used. The provisions of this statement are effective as of October 1, 2002. The adoption of this statement had no effect on the Company's consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

1. Description of Business and Summary of Significant Accounting Policies, Continued

     Recent Accounting Pronouncements, Continued

     Accounting for Guarantees. In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have any effect on the Company's consolidated financial statements.

2.   Securities

     The carrying value (estimated fair value) and amortized cost of securities available for sale as of December 31, 2001 is as follows:

                                                    Gross       Gross
                                                    -----       -----
                                   Amortized   Unrealized  Unrealized   Carrying
                                   ---------   ----------   ----------  --------
($ in thousands)                        Cost        Gains      Losses      Value
--------------------------------------------------------------------------------
U.S. government agency securities     $6,000         $192         $ -     $6,192
--------------------------------------------------------------------------------

     There were sales of $3,500,000 of securities in 2002 and gross realized gains amounted to $120,000. There were no sales of securities in 2001 or 2000. At December 31, 2001, the available-for-sale portfolio consisted of fixed-rate debt obligations of the Federal Home Loan Bank (FHLB) and Federal National Mortgage Association (FNMA) with a weighted-average yield and remaining maturity of 5.59% and 1.4 years, respectively. There were no transfers of securities to the available-for-sale portfolio in 2002 or 2001. On December 31, 2000, $75,194,000 of securities held-to-maturity (with an estimated fair value of $74,789,000) were transferred to the available-for-sale portfolio. This transfer consisted of U.S. government agency securities with some having call features, which allow the issuer to call the security before its stated maturity without penalty. In 2001, nearly all of these securities were called by the issuers due to declining interest rates.

     The carrying value (amortized cost) and estimated fair value of securities held to maturity is as follows:

                                                    Gross       Gross  Estimated
                                                    -----       -----  ---------
                                    Amortized  Unrealized  Unrealized       Fair
                                    ---------  ----------  ----------       ----
($ in thousands)                         Cost       Gains      Losses      Value
--------------------------------------------------------------------------------
At December 31, 2002:
  U.S. government agency securities  $145,694        $881         $15   $146,560
--------------------------------------------------------------------------------
At December 31, 2001:
  U.S. government agency securities   $99,157        $355        $108    $99,404
--------------------------------------------------------------------------------

     Securities held to maturity consist of debt obligations of the FHLB, FNMA, Federal Home Loan Mortgage Corp. (FHLMC) and Federal Farm Credit Bank
     (FFCB). At December 31, 2002 and 2001, the weighted-average yield and remaining maturity of the portfolio was 2.39% and 1.6 years, and 2.89% and
     1.1 years, respectively. The securities are fixed rate or have predetermined scheduled rate increases, and some have call features that allow the issuer to call the security before its stated maturity without penalty.

     The amortized cost and estimated fair value of securities held to maturity at December 31, 2002, by remaining term to contractual maturity is as follows:

                                                                     Estimated
                                                                     ---------
                                                         Amortized        Fair
                                                         ---------        ----
($ in thousands)                                              Cost       Value
-------------------------------------------------------------------------------
Due in one year or less                                    $75,566     $76,078
Due after one year through five years                       70,128      70,482
-------------------------------------------------------------------------------
                                                          $145,694    $146,560
-------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

3.   Loans Receivable

     Loans receivable is as follows:

                                          At December 31, 2002     At December 31, 2001
                                          --------------------     --------------------
($ in thousands)                         # of Loans    Amount       # of Loans  Amount
---------------------------------------------------------------------------------------
Commercial real estate loans                  162    $ 275,096          139   $ 183,167
Residential multifamily loans                 168      214,515          153     182,569
Land development and other land loans           3        1,890            3       2,485
Residential 1-4 family loans                   28        1,953           33       2,404
Commercial business loans                      27        1,608           26       1,363
Consumer loans                                 16          240           15         286
---------------------------------------------------------------------------------------
Loans receivable                              404      495,302          369     372,274
---------------------------------------------------------------------------------------
Deferred loan fees                                      (5,390)                  (3,748)
Allowance for loan loss reserves                        (4,611)                  (3,380)
---------------------------------------------------------------------------------------
Loans receivable, net                                $ 485,301                $ 365,146
---------------------------------------------------------------------------------------

     At December 31, 2002, there were no nonaccrual or impaired loans. At December 31, 2001, one commercial real estate loan with a principal balance of $1,243,000 was on nonaccrual status and considered impaired under the criteria of SFAS No.114. There was no valuation allowance recorded for this impaired loan. Interest income that was not recorded from this loan under its contractual terms amounted to $29,000 in 2002 and $51,000 in 2001. The average balance of this impaired loan for 2002 and 2001 was approximately $310,000 and $104,000, respectively. There were no nonaccrual or impaired loans in 2000. At December 31, 2002 and 2001, there were no loans which were ninety days past due and still accruing interest.

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

     The geographic distribution of the loan portfolio is as follows:

                                        At December 31, 2002          At December 31, 2001
                                        --------------------          --------------------
($ in thousands)                      Amount       % of Total         Amount     % of Total
---------------------------------------------------------------------------------------------
New York                             $278,280           56.2%        $192,256       51.7%
Florida                               184,257           37.2          145,660       39.1
Connecticut and New Jersey             21,991            4.4           24,875        6.7
All other                              10,774            2.2            9,483        2.5
---------------------------------------------------------------------------------------------
                                     $495,302          100.0%        $372,274      100.0%
---------------------------------------------------------------------------------------------

4.   Allowance for Loan Loss Reserves

     Activity in the allowance for loan loss reserves is as follows:

                                                 For the Year Ended December 31,
                                                 -------------------------------
($ in thousands)                                      2002       2001      2000
--------------------------------------------------------------------------------
Allowance at beginning of year                     $ 3,380    $ 2,768   $ 2,493
Provision charged to operations                      1,274        612       275
Chargeoffs (1)                                        (150)       -         -
Recoveries (2)                                         107        -         -
--------------------------------------------------------------------------------
Allowance at end of year                           $ 4,611    $ 3,380   $ 2,768
--------------------------------------------------------------------------------

(1) Represents a chargeoff taken in connection with the transfer of a nonperforming loan to foreclosed real estate.
(2) Represents proceeds received from the sale of collateral from a loan that was charged off prior to 1997.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

5.   Premises and Equipment, Lease Commitments and Rental Expense

     Premises and equipment is as follows:

                                                                At December 31,
                                                                ---------------
($ in thousands)                                              2002         2001
--------------------------------------------------------------------------------
Land                                                        $ 1,516     $ 1,264
Buildings                                                     4,810       4,575
Leasehold improvements                                          335         335
Furniture, fixtures and equipment                             2,435       2,414
--------------------------------------------------------------------------------
Total cost                                                    9,096       8,588
--------------------------------------------------------------------------------
Less accumulated deprecation and amortization                (2,998)     (2,546)
--------------------------------------------------------------------------------
Net book value                                              $ 6,098     $ 6,042
--------------------------------------------------------------------------------

     The Bank leases its headquarters and branch office at Rockefeller Center in New York City, and its branch office at Belcher Road in Clearwater, Florida. Intervest Mortgage Corporation also leases its office at Rockefeller Center in New York City. All the leases contain operating escalation clauses related to taxes and operating costs based upon various criteria and are accounted for as operating leases expiring in May 2008, June 2007, and September 2004, respectively. All other offices are owned by the Bank.

     Total future minimum annual lease rental payments due under these noncancellable operating leases as of December 31, 2002 were as follows:
     $602,000  in 2003;  $574,000 in 2004;  $400,000 in 2005;  $404,000 in 2006;
     $345,000 in 2007; and $261,000 thereafter for an aggregate amount of $2,586,000. Rent expense aggregated $618,000 in 2002, $554,000 in 2001 and
     $522,000 in 2000.

     The Bank subleases certain of its offices in Florida to other companies under leases that expire at various times through August 2007. Total future sublease rental income due under such leases as of December 31, 2002 were as follows: $447,000 in 2003; $432,000 in 2004; $388,000 in 2005; $314,000
     in 2006; and $128,000 in 2007 for an aggregate amount of $1,709,000. Sublease rental income aggregated $421,000 in 2002, $388,000 in 2001 and $340,000 in 2000.

6.   Deposits

     Scheduled maturities of certificates of deposit accounts are as follows:

                                  At December 31, 2002   At December 31, 2001
                                  --------------------   --------------------
                                            Wtd-Avg                  Wtd-Avg
($ in thousands)                 Amount   Stated Rate     Amount   Stated Rate
--------------------------------------------------------------------------------
Within one year                 $122,890     3.51%       $144,739     5.00%
Over one to two years             57,895     4.18          45,512     4.95
Over two to three years           31,281     5.53          14,954     5.82
Over three to four years          17,730     5.32          16,903     6.84
Over four years                   95,187     4.92          19,357     5.61
--------------------------------------------------------------------------------
                                $324,983     4.33%       $241,465     5.22%
--------------------------------------------------------------------------------

     Certificate of deposit accounts of $100,000 or more totaled $72,872,000 and $53,745,000 at December 31, 2002 and 2001, respectively. At December 31, 2002, certificate of deposit accounts of $100,000 or more by remaining maturity were as follows: due within one year $26,663,000; over one to two years $11,299,000, over two to three years $6,964,000; over three to four years $3,859,000; and over four years $24,087,000.

     Interest expense on deposits is as follows:

                                               For the Year Ended December 31,
                                               -------------------------------
($ in thousands)                               2002           2001         2000
--------------------------------------------------------------------------------
Interest checking accounts                    $ 221          $ 238        $ 232
Savings accounts                                762            778          897
Money market accounts                         3,082          2,640        2,832
Certificates of deposit accounts             13,304         13,423       10,892
--------------------------------------------------------------------------------
                                            $17,369        $17,079      $14,853
--------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

7.   Note Payable, Debentures Payable and Extraordinary Item

     In connection with the purchase of property by the Bank that is across from its Court Street branch office in Florida, the Bank issued a note payable to the seller for $275,000. The note matures in February of 2017 and calls for monthly payments of principal and interest at 7% per annum. The note cannot be prepaid except during the last year of its term.

     Debentures payable is as follows:

                                                                                                                  At December 31,
                                                                                                                  ---------------
($ in thousands)                                                                                                 2002         2001
------------------------------------------------------------------------------------------------------------------------------------
INTERVEST MORTGAGE CORPORATION (1) :
Series 05/12/95 - interest at 2% above prime                                         - due April 1, 2004        $ 9,000      $ 9,000
Series 10/19/95 - interest at 2% above prime                                         - due October 1, 2004        9,000        9,000
Series 05/10/96 - interest at 2% above prime                                         - due April 1, 2005         10,000       10,000
Series 10/15/96 - interest at 2% above prime                                         - due October 1, 2005        5,500        5,500
Series 04/30/97 - interest at 1% above prime                                         - due October 1, 2005        8,000        8,000
Series 11/10/98 - interest at 8 1/2% fixed                                           - due January 1, 2003        1,400        1,400
Series 11/10/98 - interest at 9% fixed                                               - due January 1, 2005        2,600        2,600
Series 06/28/99 - interest at 8% fixed                                               - due July 1, 2002             -          2,500
Series 06/28/99 - interest at 8 1/2% fixed                                           - due July 1, 2004           2,000        2,000
Series 06/28/99 - interest at 9% fixed                                               - due July 1, 2006           2,000        2,000
Series 09/18/00 - interest at 8% fixed                                               - due January 1, 2004        1,250        1,250
Series 09/18/00 - interest at 8 1/2% fixed                                           - due January 1, 2006        1,250        1,250
Series 09/18/00 - interest at 9% fixed                                               - due January 1, 2008        1,250        1,250
Series 08/01/01 - interest at 7 1/2% fixed                                           - due April 1, 2005          1,750        1,750
Series 08/01/01 - interest at 8% fixed                                               - due April 1, 2007          2,750        2,750
Series 08/01/01 - interest at 8 1/2% fixed                                           - due April 1, 2009          2,750        2,750
Series 01/17/02 - interest at 7 1/4% fixed                                           - due October 1, 2005        1,250          -
Series 01/17/02 - interest at 7 1/2% fixed                                           - due October 1, 2007        2,250          -
Series 01/17/02 - interest at 7 3/4% fixed                                           - due October 1, 2009        2,250          -
Series 08/05/02 - interest at 7 1/4% fixed                                           - due January 1, 2006        1,750          -
Series 08/05/02 - interest at 7 1/2% fixed                                           - due January 1, 2008        3,000          -
Series 08/05/02 - interest at 7 3/4% fixed                                           - due January 1, 2010        3,000          -
                                                                                                                --------------------
                                                                                                                 74,000       63,000
INTERVEST BANCSHARES CORPORATION:
Series 05/14/98 - interest at 8% fixed                                               - due July 1, 2008           6,930        6,930
Series 12/15/00 - interest at 8% fixed                                               - due April 1, 2004          1,000        1,000
Series 12/15/00 - interest at 8 1/2% fixed                                           - due April 1, 2006          1,250        1,250
Series 12/15/00 - interest at 9% fixed                                               - due April 1, 2008          1,250        1,250
                                                                                                                --------------------
                                                                                                                 10,430       10,430
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                $84,430      $73,430
------------------------------------------------------------------------------------------------------------------------------------

(1) Represents prime rate of JPMorganChase Bank, which was 4.25% on December 31, 2002 and 4.75% on December 31, 2001.

     Intervest Mortgage Corporation filed a registration statement in late 2002 relating to the issuance of additional subordinated debentures in the aggregate amount of up to $7,500,000. These debentures are expected to be issued in the first quarter of 2003.

     In 2000, Intervest Mortgage Corporation's Series 6/29/92, 9/13/93, 1/28/94 and 10/28/94 debentures totaling $24,000,000 were redeemed prior to maturity for principal plus accrued interest aggregating $3,970,000. In connection with these early redemptions, $382,000 of unamortized deferred debenture offering costs was charged to expense and reported as an extraordinary charge, net of a tax benefit of $176,000, in the consolidated statement of earnings for the year ended December 31, 2000.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

7.   Note Payable, Debentures Payable and Extraordinary Item, Continued

     In 2002, Intervest Mortgage Corporation sold Series 1/17/02 and 8/05/02 debentures totaling $13,500,000 in principal amount. The sales, after underwriter's commissions and other issuance costs, resulted in net proceeds of $12,490,000. Intervest Mortgage Corporation's Series 06/28/99 debentures maturing on July 1, 2002 were redeemed on April 1, 2002 for principal of $2,500,000 and accrued interest of $586,000.

     Intervest Mortgage Corporation's floating-rate Series 5/12/95, 10/19/95, 5/10/96, 10/15/96 and 4/30/97 debentures have a maximum interest rate of 12%. Interest on an aggregate of $6,350,000 of these debentures at December 31, 2002 is accrued and compounded quarterly, and is due and payable at maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

     Intervest Mortgage Corporation's Series 11/10/98, 6/28/99, 09/18/00, $770,000 of Series 08/01/01, $270,000 of Series 01/17/02 and $1,520,000 of
     Series 08/05/02 debentures accrue and compound interest quarterly, with such interest due and payable at maturity. The payment of interest on the remaining debentures is made quarterly. The holders of Series 11/10/98, 6/28/99, 9/18/00, 01/17/02 and 08/05/02 debentures can require Intervest
     Mortgage Corporation to repurchase the debentures for face amount plus accrued interest each year (beginning January 1, 2004 for Series 09/18/00, October 1, 2005 for Series 01/17/02 and January 1, 2006 for Series 08/05/02) provided, however, in no calendar year will Intervest Mortgage Corporation be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

     All of Intervest Mortgage Corporation's debentures may be redeemed, in whole or in part, at any time at the option of Intervest Mortgage
     Corporation, for face value, except for Series 01/17/02 and 08/05/02 debentures, which would be at a premium of 1% if the redemption is prior to April 1, 2003 for Series 01/17/02 and prior to October 1, 2003 for Series 08/05/02. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

     The Holding Company's Series 5/14/98 subordinated debentures are due July 1, 2008 and are convertible at the option of the holders at any time prior to April 1, 2008, unless previously redeemed by the Holding Company, into shares of Class A common stock of the Holding Company at the following conversion prices per share effective January 1, 2002: $10.01 in 2003; $12.00 in 2004; $14.00 in 2005; $16.00 in 2006; $18.00 in 2007 and $20.00
     from January 1, 2008 through April 1, 2008. The Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. In January 1999 and October 2001, the conversion prices were adjusted downward from those set at the original offering date to the current prices indicated above. Interest accrues and compounds each calendar quarter at 8%. All accrued interest is due and payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year commencing July 1, 2003, elect to be paid all accrued interest and to thereafter receive payments of interest quarterly. The Holding Company's debentures may be redeemed, in whole or in part, at any time at the option of the Holding Company for face value.

     Scheduled contractual maturities of all debentures as of December 31, 2002 is as follows:

($ in thousands)                                   Principal   Accrued Interest
--------------------------------------------------------------------------------
For the year ended December 31, 2003                  $1,400             $1,613
For the year ended December 31, 2004                  22,250              5,094
For the year ended December 31, 2005                  29,100              2,769
For the year ended December 31, 2006                   6,250                969
For the year ended December 31, 2007                   5,000                 34
Thereafter                                            20,430              3,336
--------------------------------------------------------------------------------
                                                     $84,430            $13,815
--------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

8.   Federal Funds Purchased and Lines of Credit

     From time to time, the Bank purchases overnight federal funds to manage its liquidity needs. At December 31, 2002 and 2001, there were no such funds outstanding. During 2002, 2001 and 2000, federal fund purchased were not significant. The Bank has agreements with correspondent banks whereby it may borrow up to $8,000,000 on an unsecured basis and it can borrow from the Federal Reserve Bank of New York on a secured basis. There were no outstanding borrowings under these agreements at December 31, 2002 or 2001.

9.   Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

     On December 18, 2001, the Holding Company's wholly-owned subsidiary, Intervest Statutory Trust I, sold 9.875% Trust Preferred Securities due December 18, 2031 in the aggregate principal amount of $15,000,000, hereafter referred to as the "Capital Securities". The net proceeds from the sale, in addition to the initial capital contribution of $464,000 from the Holding Company to the Trust, were reinvested into the Holding Company in exchange for $15,464,000 of the Holding Company's 9.875% Junior Subordinated Debentures (the "Junior Subordinated Debentures") due December 18, 2031. The Holding Company then invested $15,000,000 as a capital contribution in the Bank. The sole asset of the Trust, the obligor on the Capital Securities, is the Junior Subordinated Debentures.

     The Holding Company has guaranteed the Trust's payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to, the Capital Securities. Cash distributions on both the Capital Securities and the Junior Subordinated Debentures are payable semi-annually in arrears on December 18 and June 18 of each year. Issuance costs of $469,000 associated with the Capital Securities have been capitalized by the Holding Company and are being amortized over the life of the securities.

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

10.  Stockholders' Equity

     The Holding Company's Board of Directors is authorized to issue up to 300,000 shares of preferred stock of the Holding Company without stockholder approval. The powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued is determined by the Board of Directors. At December 31, 2002 and 2001, there was no preferred stock issued and outstanding.

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

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

11.  Asset and Dividend Restrictions

     The Bank is required under Federal Reserve Board regulations to maintain reserves, generally consisting of cash or noninterest-earning accounts, against its transaction accounts. At December 31, 2002 and 2001, balances maintained as reserves were approximately $470,000 and $400,000, respectively.

     As a member of the Federal Reserve Banking system, the Bank must maintain an investment in the capital stock of the Federal Reserve Bank. At December 31, 2002 and 2001, such investment, which earns a dividend, aggregated $1,108,000 and $654,000, respectively. At December 31, 2002 and 2001, U.S.
     government agency securities with a carrying value of $7,081,000 and $7,127,000, respectively, were pledged against various deposit accounts and lines of credit.

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

12.  Profit Sharing Plans

     The Company sponsors tax-qualified, profit sharing plans in accordance with the provisions of Section 401(k) of the Internal Revenue Code, whereby eligible employees meeting certain length-of-service requirements may make tax-deferred contributions up to certain limits. The Company makes discretionary matching contributions up to 3% of employee compensation, which vest to the employees over a period of time. Total cash contributions to the plans included in the consolidated statements of earnings aggregated $47,000, $37,000 and $26,000 for 2002, 2001 and 2000, respectively.

13.  Related Party Transactions

     The Bank has deposit accounts from affiliated companies, directors, executive officers and members of their immediate families and related business interests of approximately $19,000,000 at December 31, 2002 and $8,400,000 at December 31, 2001. There are no loans to any directors or executive officers of the Holding Company or its subsidiaries.

     The Company paid commissions and fees in connection with the placement of debentures of approximately $58,000 in 2002, $15,000 in 2001 and $34,000 in 2000 to Intervest Securities Corporation, an affiliate of the Company. See
     note  22  for  a  further   discussion   regarding   Intervest   Securities
     Corporation.

     The Company paid fees of approximately $157,000 in 2002, $219,000 in 2001 and $100,000 in 2000 for legal services rendered by a law firm, a principal of which is a director of the Company. The Company paid commissions and fees in connection with the placement of debentures of approximately $515,000 in 2002, $301,000 in 2001 and $246,000 in 2000 to an investment firm, a principal of which is a director of the Company.

14.  Common Stock Warrants

     The Holding Company has common stock warrants outstanding that entitle the registered holders thereof to purchase one share of common stock for each warrant. All warrants are exercisable when issued, except for certain Class B common stock warrants. The warrants have been issued in connection with public stock offerings, to directors and employees of the Company and to outside third parties for performance of services. In 2001, the Holding Company modified the terms of its Class A and Class B warrants as follows: the expiration date of all warrants exercisable at $6.67 per share were extended one year beyond their original expiration dates effective October 4, 2001, and the exercise price of certain Class A warrants (exercisable at $12.50 and $16.00 per share as of December 31, 2001) were reduced to $10.01 per share commencing January 1, 2002 until their original expiration date of December 31, 2002. In 2002, the $10.01 per share warrants were further modified by extending their expiration date to December 31, 2003.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

14.  Common Stock Warrants, Continued

     Data concerning common stock warrants is as follows:

                                                              Exercise Price Per Warrant
                                                              --------------------------              Total          Wtd-Avg
Class A Common Stock Warrants:                         $6.67           $10.01(1)        $10.01(1)    Warrants    Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999                   1,383,565          962,403          122,000       2,467,968       $   8.33
   Exercised in 2000                                 (12,750)             -                -           (12,750)      $   6.67
--------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000 and 2001          1,370,815          962,403          122,000       2,455,218       $   9.42
--------------------------------------------------------------------------------------------------------------
   Exercised in 2002                                (772,600)         (30,858)             -          (803,458)      $   9.88
   Expired in 2002                                   (96,750)             -                -           (96,750)      $   6.67
--------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2002                     501,465          931,545          122,000       1,555,010       $   8.93
--------------------------------------------------------------------------------------------------------------
Remaining contractual life in years
    at December 31, 2002 (2)                             4.1              1.0              1.0             2.0
------------------------------------------------------------------------------------------------------------------------------------

(1)  The exercise price per warrant was reduced to $10.01 per share in 2001.

(2) The Holding Company may, at its sole discretion, set an earlier expiration date.

                                                        Exercise Price Per Warrant
                                                        --------------------------                        Total          Wtd-Avg
Class B Common Stock Warrants:                                               $6.67         $10.00 (1)    Warrants     Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000, 2001 and 2002                            145,000         50,000         195,000       $   7.52
-----------------------------------------------------------------------------------------------------------------
Remaining contractual life in years at December 31, 2002                       5.1            5.1             5.1
------------------------------------------------------------------------------------------------------------------------------------

(1) At December 31, 2002, 35,500 of these warrants were immediately exercisable. An additional 7,100 warrants vest and become exercisable on April 27th of 2003 and the remaining 7,400 on April 27, 2004. The warrants, which expire on January 31, 2008, become fully vested earlier upon certain conditions.

     The Company uses the intrinsic value-based method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock warrants. Under this method, compensation expense related to stock warrants granted to employees is the excess, if any, of the market price of the stock as of the grant or modification date or over the exercise price of the warrant. In accordance with APB 25, approximately $26,000 of compensation expense was included in salaries and employee benefits expense for 2002, 2001 and 2000, respectively, in connection with Class B warrants granted in 1998 at $10.00 per share. For warrants granted to employees whose exercise price was reduced to $10.01 effective January 1, 2002 and whose expiration date was extended in 2002, compensation expense of $109,000 was recorded in 2002 under variable rate accounting as prescribed under APB 25. No other compensation expense was recorded related to the remaining stock warrants granted because their exercise prices were the same or greater than the market price of the common shares at the date of grant or modification.

     Had compensation expense been determined based on the estimated fair value of the warrants at the grant date in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts as follows:

                                                For the Year Ended December 31,
($ in thousands, except per share amounts)        2002        2001        2000
--------------------------------------------------------------------------------
Reported net earnings                           $6,906      $3,778      $2,608
Pro forma net earnings                          $6,883      $3,755      $2,585

Reported basic earnings per share                $1.71       $0.97       $0.67
Pro forma basic earnings per share               $1.70       $0.96       $0.66

Reported diluted earnings per share              $1.37       $0.97       $0.67
Pro forma diluted earnings per share             $1.37       $0.96       $0.66
--------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

15.  Income Taxes

     The Company and its subsidiaries file a consolidated federal income tax return and combined state and city income tax returns in New York. The Company also files a state income tax return in New Jersey and a franchise tax return in Delaware. The Bank also files a state income tax return in Florida. Intervest Mortgage Corporation files state income tax returns in various other states. All the returns are filed on a calendar year basis.

     At December 31, 2002 and 2001, the Company had a net deferred tax asset of $1,997,000 and $1,236,000, respectively. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future tax deductions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of such assets is dependent upon the generation of sufficient taxable income during the periods in which those temporary differences reverse. Management believes that it is more likely than not that the Company's deferred tax asset will be realized and accordingly, a valuation allowance for deferred tax assets was not maintained at any time during 2002, 2001 or 2000.

     The total tax provision (benefit) is as follows:


                                                For the Year Ended December 31,
                                                -------------------------------
($ in thousands)                                 2002       2001        2000
--------------------------------------------------------------------------------
Provision for income taxes                        $4,713      $2,710     $1,909
Benefit from extraordinary item                        -           -       (176)
--------------------------------------------------------------------------------
                                                  $4,713      $2,710     $1,733
--------------------------------------------------------------------------------

     Allocation of federal, state and local income taxes between current and deferred portions is as follows:

($ in thousands)                               Current     Deferred       Total
--------------------------------------------------------------------------------
Year Ended December 31, 2002:
   Federal                                      $4,004       $(547)      $3,457
   State and Local                               1,390        (134)       1,256
--------------------------------------------------------------------------------
                                                $5,394       $(681)      $4,713
--------------------------------------------------------------------------------
Year Ended December 31, 2001:
   Federal                                      $2,265       $(284)      $1,981
   State and Local                                 809         (80)         729
--------------------------------------------------------------------------------
                                                $3,074       $(364)      $2,710
--------------------------------------------------------------------------------
Year Ended December 31, 2000:
   Federal                                      $1,350        $(10)      $1,340
   State and Local                                 399          (6)         393
--------------------------------------------------------------------------------
                                                $1,749        $(16)      $1,733
--------------------------------------------------------------------------------

     The components of the deferred tax benefit is as follows:

                                                 For the Year Ended December 31,
($ in thousands)                                     2002     2001     2000
--------------------------------------------------------------------------------
Allowance for loan loss reserves                    $(623)   $(220)   $  16
Organization and startup costs                         28       41      (10)
Stock-based compensation                              (62)     (12)     (17)
Depreciation                                          (41)     (18)     (33)
Deferred income                                        13     (157)     -
All other                                               4        2       28
--------------------------------------------------------------------------------
                                                    $(681)   $(364)   $ (16)
--------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

15.  Income Taxes, Continued

     The tax effects of the temporary differences that give rise to the deferred tax asset are as follows:

                                                             At December 31,
($ in thousands)                                              2002      2001
--------------------------------------------------------------------------------
Allowance for loan loss reserves                            $1,572      $ 949
Unrealized net gain on securities available for sale            -         (80)
Organization and startup costs                                  40         68
Stock-based compensation                                       118         56
Depreciation                                                   114         73
Deferred income                                                144        157
All other                                                        9         13
--------------------------------------------------------------------------------
Total deferred tax asset                                    $1,997     $1,236
--------------------------------------------------------------------------------

     The reconciliation between the statutory federal income tax rate and the Company's effective tax rate (including state and local taxes) is as follows:

                                                      For the Year Ended December 31,
                                                           2002    2001    2000
--------------------------------------------------------------------------------
Tax provision at statutory rate                            34.0%   34.0%   34.0%
Increase in taxes resulting from:
  State and local income taxes, net of federal benefit      6.6     7.6     6.4
   Other                                                    -       0.2     -
--------------------------------------------------------------------------------
                                                           40.6%   41.8%   40.4%
--------------------------------------------------------------------------------

16.  Earnings Per Share

     Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are as follows:

                                                                            For the Year Ended December 31,
($ in thousands, except share and per share amounts)                          2002         2001        2000
------------------------------------------------------------------------------------------------------------
Basic earnings per share:
  Net earnings applicable to common stockholders                            $6,906       $3,778      $2,608
  Average number of common shares outstanding                            4,043,619    3,899,629   3,884,560
------------------------------------------------------------------------------------------------------------
Basic earnings per share amount                                              $1.71        $0.97       $0.67
------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
  Net earnings applicable to common stockholders                            $6,906       $3,778      $2,608
  Adjustment to net earnings from assumed conversion of debentures             436            -           -
                                                                       -------------------------------------
  Adjusted net earnings for diluted earnings per share computation          $7,342       $3,778      $2,608
                                                                       -------------------------------------
  Average number of common shares outstanding:
     Common shares outstanding                                           4,043,619    3,899,629   3,884,560
      Potential dilutive shares resulting from exercise of warrants        313,519            -           -
      Potential dilutive shares resulting from conversion of debentures    990,983            -           -
                                                                       -------------------------------------
  Total average number of common shares outstanding used for dilution    5,348,121    3,899,629   3,884,560
------------------------------------------------------------------------------------------------------------
Diluted earnings per share amount                                            $1.37        $0.97       $0.67
------------------------------------------------------------------------------------------------------------

     In 2001 and 2000, 2,650,218 warrants with exercise prices ranging from $6.67 to $16.00 in 2001 and $6.67 to $15.00 in 2000 were not considered in the computations of diluted EPS because their exercise price per share exceeded the average market price of Class A common stock during those years and as a result, they were not dilutive. Convertible debentures with principal and accrued interest totaling $9,164,000 at December 31, 2001 and $8,466,000 at December 31, 2000, and convertible at $14.00 per share in 2001 and $12.50 per share in 2000 into Class A common stock were not considered in the diluted EPS computations for those years because they were not dilutive. In 2002, all warrants and convertible debentures outstanding were considered in the computation of diluted EPS.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

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

     Management believes, as of December 31, 2002 and 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2002, the most recent notification from the regulators categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding that would change the designation from well capitalized.

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

     The table that follows presents information regarding the Company's and the Bank's capital adequacy.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

18.      Regulatory Matters, Continued


                                                                                            Minimum to Be Well
                                                                                            ------------------
                                                                                             Capitalized Under
                                                                                             -----------------
                                                                      Minimum Capital        Prompt Corrective
                                                                      ---------------        -----------------
                                                    Actual              Requirements         Action Provisions
                                                    ------              ------------         -----------------
($ in thousands)                              Amount      Ratio        Amount      Ratio       Amount      Ratio
------------------------------------------------------------------------------------------------------------------
Consolidated as of December 31, 2002:
   Total capital to risk-weighted assets       $70,764      13.06%    $43,342       8.00%          NA          NA
   Tier 1 capital to risk-weighted assets      $66,153      12.21%    $21,671       4.00%          NA          NA
   Tier 1 capital to average assets            $66,153       9.88%    $26,788       4.00%          NA          NA

Consolidated as of December 31, 2001:
   Total capital to risk-weighted assets       $57,457      14.11%    $32,581       8.00%          NA          NA
   Tier 1 capital to risk-weighted assets      $52,505      12.89%    $16,291       4.00%          NA          NA
   Tier 1 capital to average assets            $52,505      10.67%    $19,692       4.00%          NA          NA

Intervest National Bank at December 31, 2002:
   Total capital to risk-weighted assets       $54,777      12.16%    $36,048       8.00%     $45,060      10.00%
   Tier 1 capital to risk-weighted assets      $50,313      11.17%    $18,024       4.00%     $27,036       6.00%
   Tier 1 capital to average assets            $50,313       8.84%    $22,768       4.00%     $28,460       5.00%

Intervest National Bank at December 31, 2001:
   Total capital to risk-weighted assets       $49,006      15.03%    $26,082       8.00%     $32,603      10.00%
   Tier 1 capital to risk-weighted assets      $45,692      14.01%    $13,041       4.00%     $19,562       6.00%
   Tier 1 capital to average assets            $45,692      11.36%    $16,085       4.00%     $20,106       5.00%
------------------------------------------------------------------------------------------------------------------

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

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

19.  Off-Balance Sheet Financial Instruments, Continued

     The  notional  amounts  of  the  Company's   off-balance   sheet  financial
     instruments is as follows:

                                                                 At December 31,
($ in thousands)                                                 2002      2001
--------------------------------------------------------------------------------
Unfunded loan commitments                                     $68,244   $26,375
Available lines of credit                                         533       663
Standby letters of credit                                       1,267       167
--------------------------------------------------------------------------------
                                                              $70,044   $27,205
--------------------------------------------------------------------------------

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

     The  carrying  and  estimated  fair  values  of  the  Company's   financial
     instruments are as follows:

                                                At December 31, 2002      At December 31, 2001
                                                --------------------      --------------------
                                                  Carrying        Fair      Carrying        Fair
($ in thousands)                                     Value       Value         Value       Value
-------------------------------------------------------------------------------------------------
Financial Assets:
  Cash and cash equivalents                        $30,849     $30,849       $24,409     $24,409
  Time deposits with banks                           2,000       2,000           250         250
  Securities available for sale, net                     -           -         6,192       6,192
  Securities held to maturity, net                 145,694     146,560        99,157      99,404
  Federal Reserve Bank stock                         1,108       1,108           654         654
  Loans receivable, net                            485,301     497,664       365,146     378,962
  Accrued interest receivable                        4,263       4,263         3,202       3,202
Financial Liabilities:
  Deposit liabilities                              505,958     515,018       362,437     368,597
  Debentures payable plus accrued interest         113,302     115,992        99,910     101,264
  Note payable                                         266         278             -           -
  Accrued interest payable                             895         895           817         817
Off -Balance Sheet Instruments:
   Commitments to lend                                 415         415           180         180
-------------------------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

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

     Debentures, Note Payable and Accrued Interest Payable. The estimated fair value of debentures and related accrued interest payable as well as the note payable is based on a discounted cash flow analysis. The discount rate used in the present value computation was estimated by comparison to what management believes to be the Company's incremental borrowing rate for similar arrangements.

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

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

21.  Holding Company Financial Information

                            Condensed Balance Sheets
                                                                     At December 31,
                                                                     ---------------
($ in thousands)                                                    2002        2001
-------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                           $  229       $  77
Short-term investments                                             7,258         784
                                                                ---------------------
   Total cash and cash equivalents                                 7,487         861
Loans receivable, net (net of allowance for loan loss reserves
     of $47 and $49 at December 31, 2002 and 2001)                 9,239       9,557
Investment in subsidiaries                                        63,813      57,060
Deferred debenture offering costs, net of amortization               942       1,047
All other assets                                                     809         301
-------------------------------------------------------------------------------------
Total assets                                                     $82,290     $68,826
-------------------------------------------------------------------------------------

LIABILITIES
Debentures payable                                               $25,894     $25,894
Accrued interest payable on debentures                             3,123       2,367
All other liabilities                                                147         170
-------------------------------------------------------------------------------------
Total liabilities                                                 29,164      28,431
-------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common equity                                                     53,126      40,395
-------------------------------------------------------------------------------------
Total stockholders' equity                                        53,126      40,395
-------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $82,290     $68,826
-------------------------------------------------------------------------------------


                        Condensed Statements of Earnings

                                                       For the Year Ended December 31,
                                                       -------------------------------
($ in thousands)                                         2002       2001       2000
------------------------------------------------------------------------------------
Interest income                                        $   988    $   818    $   672
Interest expense                                         2,695      1,124        686
                                                       -------    -------    -------
Net interest income                                     (1,707)      (306)       (14)
(Credit) provision for loan loss reserves                   (2)        19         17
Noninterest income                                         205        176        165
Noninterest expenses                                       544        226        405
                                                       -------    -------    -------
Loss before income taxes                                (2,044)      (375)      (271)
Credit for income taxes                                   (924)      (172)      (131)
                                                       -------    -------    -------
Net loss before earnings of subsidiaries                (1,120)      (203)      (140)
Equity in earnings of Intervest National Bank            6,459      3,404      2,619
Equity in earnings of Intervest Mortgage Corporation     1,567        577        129
----------------------------------------------------   -------    -------    -------
Net earnings                                           $ 6,906    $ 3,778    $ 2,608
----------------------------------------------------   -------    -------    -------
Cash dividends received from subsidiaries              $ 1,500    $   125    $ 3,000

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

21.  Holding Company Financial Information, Continued

                       Condensed Statements of Cash Flows

                                                                                                  For the Year Ended December 31,
                                                                                                  -------------------------------
($ in thousands)                                                                              2002           2001            2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                               $  6,906        $  3,778        $  2,608
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of subsidiaries                                                           (8,026)         (3,981)         (2,748)
Cash dividends received from subsidiaries                                                     1,500             125           3,000
(Credit) provision for loan loss reserves                                                        (2)             19              17
Deferred income tax benefit                                                                     (55)            (16)            (41)
Compensation expense from awards/modifications of stock warrants                                135              26             185
Increase in accrued interest payable on debentures                                              756             831             644
Change in all other assets and liabilities, net                                                (365)             81              24
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                       849             863           3,689
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Investment in subsidiaries, net                                                                (338)        (15,500)         (4,000)
Purchase of equipment                                                                            (2)            -               -
Loan originations and principal repayments, net                                                 389          (3,738)         (3,368)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                              49         (19,238)         (7,368)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net (decrease) increase in mortgage escrow funds payable                                        (64)            (11)            157
Proceeds from sale of debentures, net of issuance costs                                          (9)         17,800             -
Proceeds from issuance of common stock upon the exercise of stock
    warrants, inclusive of income tax benefits                                                5,801             -                83
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                     5,728          17,789             240
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                          6,626            (586)         (3,439)
Cash and cash equivalents at beginning of year                                                  861           1,447           4,886
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                   $  7,487        $    861        $  1,447
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES Cash paid (received) during the year for:
   Interest                                                                                $  1,825        $    202         $   -
   Income taxes                                                                                (617)           (139)           (110)
Noncash transactions:
   Accumulated other comprehensive income, change in
      subsidiary's unrealized (loss) gain on securities available
      for sale, net of tax                                                                     (111)            363            (252)
------------------------------------------------------------------------------------------------------------------------------------

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

22.  Acquisitions

     Acquisition of Intervest Securities Corporation

     In December 2002, the Holding Company entered into an agreement to acquire Intervest Securities Corporation ("ISC"), an affiliated entity that is a broker/dealer registered in nine states and is an NASD and SIPC member firm. ISC participates as a selected dealer from time to time in offerings of debt securities of the Company, primarily those of Intervest Mortgage Corporation. Pursuant to this agreement, the Holding Company will acquire all of the capital stock of ISC for 30,000 shares of its Class B common stock that will be newly issued for this transaction. At December 31, 2002, ISC's net assets amounted to approximately $200,000 and consisted of cash. The transaction is subject to the approval of both the NASD and the Federal Reserve Bank of New York (FRB) and is expected to close in the first quarter of 2003. ISC will become a wholly owned subsidiary of the Holding Company. In connection with this transaction, The Holding Company filed an election with and was approved by the FRB to become a financial holding company under Regulation Y effective January 23, 2003.

     Acquisition of Intervest Mortgage Corporation

     On March 10, 2000, the Holding Company acquired all of the outstanding capital stock of Intervest Mortgage Corporation ("IMC") in exchange for 1,250,000 shares of the Holding Company's Class A common stock. As a result of the acquisition, IMC became a wholly owned subsidiary of the Holding Company. Former shareholders of IMC are officers and directors of both the Holding Company and IMC.

     In connection with the acquisition, the Holding Company incurred approximately $210,000 in expenses related to legal and consulting fees, printing and stock compensation expense. The Board of Directors and the Holding Company's shareholders approved a grant of 50,000 shares of Class B common stock to the Chairman of the Holding Company for his services with respect to the development, structuring and other activities associated with the merger. This resulted in $159,000 of compensation expense being recorded in the consolidated statement of earnings for 2000.

     A summary of the Company's consolidated statement of earnings for 2000 follows:

                                                                               Excluding        As
($ in thousands)                                                                  IMC        Reported
------------------------------------------------------------------------------------------------------
Interest and dividend income                                                     $23,389      $31,908
Interest expense                                                                  15,689       23,325
                                                                           -------------- ------------
Net interest and dividend income                                                   7,700        8,583
Provision for loan loss reserves                                                     275          275
                                                                           -------------- ------------
Net interest and dividend income after provision for loan loss reserves            7,425        8,308
Noninterest income                                                                   505          983
Noninterest expenses                                                               3,830        4,568
                                                                           -------------- ------------
Earnings before taxes and extraordinary item                                       4,100        4,723
Provision for income taxes                                                         1,621        1,909
Extraordinary item, net of tax                                                         -         (206)
------------------------------------------------------------------------------------------------------
Net earnings                                                                      $2,479       $2,608
------------------------------------------------------------------------------------------------------

The amounts reported in the table above are after elimination of intercompany revenue and expense.

                Intervest Bancshares Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

23.  Selected Quarterly Financial Data (Unaudited)

     The following information is as of or for the period ended:

                                                                                             2002
                                                                                             ----
                                                                             First      Second       Third      Fourth
($ in thousands, except per share amounts)                                 Quarter     Quarter     Quarter     Quarter
-----------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                                $9,711     $11,008     $11,396     $11,364
Interest expense                                                             6,073       6,530       6,857       6,865
                                                                            -------------------------------------------
Net interest and dividend income                                             3,638       4,478       4,539       4,499
Provision for loan loss reserves                                               346         426         192         310
                                                                            -------------------------------------------
Net interest and dividend income after provision for loan loss reserves      3,292       4,052       4,347       4,189
Noninterest income                                                             274         378         736         830
Noninterest expenses                                                         1,462       1,680       1,594       1,743
                                                                            -------------------------------------------
Earnings before income taxes                                                 2,104       2,750       3,489       3,276
Provision for income taxes                                                     856       1,106       1,385       1,366
-----------------------------------------------------------------------------------------------------------------------
Net earnings                                                                $1,248      $1,644      $2,104      $1,910
-----------------------------------------------------------------------------------------------------------------------

Basic earnings per share:                                                    $ .32       $ .42       $ .52       $ .45
Diluted earnings per share:                                                  $ .30       $ .33       $ .41       $ .37
-----------------------------------------------------------------------------------------------------------------------

Return on average assets                                                     0.95%       1.10%       1.30%       1.14%
Return on average equity                                                    12.23%      15.42%      18.57%      15.71%
Total assets                                                              $563,970    $628,157    $661,721    $685,979
Total cash and investment securities                                      $144,193    $161,935    $190,799    $179,651
Total loans, net of unearned fees                                         $405,055    $449,771    $454,391    $489,912
Total deposits                                                            $404,019    $465,753    $486,623    $505,958
Total borrowed funds and related interest payable                         $106,929    $104,246    $113,082    $113,568
Total stockholders' equity                                                 $41,699     $44,155     $47,118     $53,126
-----------------------------------------------------------------------------------------------------------------------

                                                                                             2001
                                                                                             ----
                                                                             First      Second       Third      Fourth
($ in thousands, except per share amounts)                                 Quarter     Quarter     Quarter     Quarter
-----------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                                $8,684      $8,404      $8,950      $9,424
Interest expense                                                             6,621       6,055       6,014       6,024
                                                                            -------------------------------------------
Net interest and dividend income                                             2,063       2,349       2,936       3,400
Provision for loan loss reserves                                                 -         100         264         248
                                                                            -------------------------------------------
Net interest and dividend income after provision for loan loss reserves      2,063       2,249       2,672       3,152
Noninterest income                                                             224         570         237         624
Noninterest expenses                                                         1,324       1,329       1,313       1,337
                                                                            -------------------------------------------
Earnings before income taxes                                                   963       1,490       1,596       2,439
Provision for income taxes                                                     382         612         667       1,049
-----------------------------------------------------------------------------------------------------------------------
Net earnings                                                                 $ 581       $ 878       $ 929      $1,390
-----------------------------------------------------------------------------------------------------------------------

Basic earnings per share:                                                    $ .15       $ .23       $ .24       $ .35
Diluted earnings per share:                                                  $ .15       $ .23       $ .24       $ .35
-----------------------------------------------------------------------------------------------------------------------

Return on average assets                                                     0.54%       0.83%       0.84%       1.13%
Return on average equity                                                     6.31%       9.38%       9.68%      14.05%
Total assets                                                              $423,081    $423,186    $475,716    $512,622
Total cash and investment securities                                      $135,460     $99,102    $112,676    $130,662
Total loans, net of unearned fees                                         $276,701    $313,070    $350,126    $368,526
Total deposits                                                            $301,824    $297,010    $341,725    $362,437
Total borrowed funds and related interest payable                          $75,466     $76,111     $84,110     $99,910
Total stockholders' equity                                                 $37,126     $38,042     $39,027     $40,395
-----------------------------------------------------------------------------------------------------------------------

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None
                                    PART III

Item 10. Directors and Executive Officers

     a. Directors. The information required by this item is contained under the section entitled "Election of Directors" in the Company's Proxy Statement for its 2003 Annual Meeting (the "Proxy Statement") and is incorporated herein by reference.

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

Item 14. Controls and Procedures

     a) Evaluation of disclosure controls and procedures.  The Company maintains
        -------------------------------------------------
controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

     b) Changes in internal controls. The Company made no significant changes in
        -----------------------------
its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

4.8 Form of Indenture between the Company, as Issuer, and State Street Bank and Trust Company of Connecticut, NA, as Trustee, dated as of December 18, 2001, incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 2001, wherein such document is identified as Exhibit 4.8.

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

By: /s/ Lowell S. Dansker                                 Date:February 26, 2003
    --------------------------------                           -----------------
        Lowell S. Dansker, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Chairman of the Board, Executive Vice President and Director:

By: /s/ Jerome Dansker                                    Date:February 26, 2003
   -----------------------------------------                   -----------------
        Jerome Dansker

President, Treasurer and Director
(Principal Executive, Financial and Accounting Officer):

By: /s/ Lowell S. Dansker                                 Date:February 26, 2003
     -------------------------------                           -----------------
        Lowell S. Dansker

Vice President, Secretary and Director:

By: /s/ Lawrence G. Bergman                               Date:February 26, 2003
   -----------------------------------------                   -----------------
        Lawrence G. Bergman

Directors:

By: /s/ Michael A. Callen                                 Date:February 26, 2003
    --------------------------------                           -----------------
        Michael A. Callen

By: /s/ Paul Derosa                                       Date:February 26, 2003
    --------------------------------                           -----------------
        Paul Derosa

By: /s/ Wayne F. Holly                                    Date:February 26, 2003
    ----------------------------------------                   -----------------
        Wayne F. Holly

By: /s/ Lawton Swan, III                                  Date:February 26, 2003
    --------------------------------                           -----------------
        Lawton Swan, III

By: /s/ Thomas E. Willett                                 Date:February 26, 2003
    --------------------------------                           -----------------
        Thomas E. Willett

By: /s/ David J. Willmott                                 Date:February 26, 2003
    --------------------------------                           -----------------
        David J. Willmott

By: /s/ Wesley T. Wood                                    Date:February 26, 2003
    ----------------------------------------                   -----------------
        Wesley T. Wood

   Certification of the Principal Executive and Financial Officer Pursuant to
                Securities Exchange Act Rules 13a-14 and 15d-14
                             As adopted Pursuant to
                  Section 302 of The Sarbanes-Oxley Act of 2002

     I, Lowell S. Dansker, as the principal executive and principal financial officer of Intervest Bancshares Corporation and Subsidiaries (the "Company"), certify, that:

     1.   I have reviewed this annual report on Form 10-K of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented  in  this  annual  report  my  conclusions   about  the
               effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          /s/ Lowell S. Dansker
          ---------------------
          Lowell S. Dansker, President and Treasurer
          (Principal Executive and Financial Officer)
          February 26, 2003