Form 10-Q
period 2003-03-31
INTERVEST BANCSHARES CORP
filed 2003-05-08
CIK 927807

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2003
                                                 --------------


                          Commission File No. 000-23377
                                              ---------

                        INTERVEST BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                     13-3699013
-------------------------------------   ----------------------------------------
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
YES XX NO  .
    --   --

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
YES     NO XX .
    --     --
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                                  Shares Outstanding:
--------------------                                  -------------------

Class A Common Stock, $1.00 par value per share       4,348,087 Outstanding at April 25, 2003
-----------------------------------------------       ---------------------------------------

Class B Common Stock, $1.00 par value per share          355,000 Outstanding at April 25, 2003
-----------------------------------------------       ----------------------------------------

================================================================================

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                                 March 31, 2003
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                            Page
                                                                                         ----

   Item 1.      Financial Statements

       Condensed Consolidated Balance Sheets
          as of March 31, 2003 (Unaudited) and December 31, 2002.........................  2

       Condensed Consolidated Statements of Earnings (Unaudited)
          for the Quarters Ended March 31, 2003 and 2002.................................  3

       Condensed Consolidated Statements of Comprehensive Income (Unaudited)
          for the Quarters Ended March 31, 2003 and 2002.................................  4

       Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
          for the Quarters Ended March 31, 2003 and 2002.................................  5

       Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Quarters Ended March 31, 2003 and 2002.................................  6

       Notes to Condensed Consolidated Financial Statements (Unaudited) .................  7

       Review by Independent Certified Public Accountants ...............................  9

       Report on Reviews by Independent Certified Public Accountants .................... 10

   Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ................................................. 13

   Item 3.      Quantitative and Qualitative Disclosures about Market Risk............... 22

   Item 4.      Controls and Procedures ................................................. 22

PART II. OTHER INFORMATION

   Item 1.      Legal Proceedings........................................................ 22

   Item 2.      Changes in Securities and Use of Proceeds................................ 22

   Item 3.      Defaults Upon Senior Securities.......................................... 22

   Item 4.      Submission of Matters to a Vote of Security Holders...................... 22

   Item 5.      Other Information........................................................ 22

   Item 6.      Exhibits and Reports on Form 8-K ........................................ 22



Signatures............................................................................... 23

Certification............................................................................ 24

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

                Intervest Bancshares Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                                   March 31,        December 31,
($ in thousands, except par value)                                                                    2003              2002
-------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                          (Unaudited)
Cash and due from banks                                                                             $ 8,005            $10,351
Federal funds sold                                                                                   17,812              9,114
Commercial paper                                                                                      8,600              7,950
Other short-term investments                                                                          3,313              3,434
                                                                                               --------------------------------
    Total cash and cash equivalents                                                                  37,730             30,849
Time deposits with banks                                                                              2,000              2,000
Securities held to maturity, net (estimated fair value of $137,967 and $146,560,                    137,243            145,694
respectively)
Federal Reserve Bank stock, at cost                                                                   1,114              1,108
Loans receivable (net of allowance for loan losses of $4,955 and $4,611, respectively)              527,637            485,301
Accrued interest receivable                                                                           4,606              4,263
Loan fees receivable                                                                                  4,139              3,706
Premises and equipment, net                                                                           6,029              6,098
Foreclosed real estate                                                                                1,081              1,081
Deferred income tax asset                                                                             2,245              1,997
Deferred debenture offering costs, net                                                                3,807              3,498
Other assets                                                                                            314                384
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                       $727,945           $685,979
-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
   Noninterest-bearing demand deposit accounts                                                      $ 4,597            $ 5,924
   Interest-bearing deposit accounts:
      Checking (NOW) accounts                                                                        14,370             10,584
      Savings accounts                                                                               32,848             30,174
      Money market accounts                                                                         139,930            134,293
      Certificate of deposit accounts                                                               346,353            324,983
                                                                                               --------------------------------
Total deposit accounts                                                                              538,098            505,958
Subordinated debentures payable                                                                      90,530             84,430
Guaranteed preferred beneficial interest in junior subordinated debentures                           15,000             15,000
Note payable                                                                                            263                266
Accrued interest payable on all debentures                                                           14,345             13,872
Accrued interest payable on deposits                                                                    929                895
Mortgage escrow funds payable                                                                         8,959              5,894
Official checks outstanding                                                                           2,117              4,373
Other liabilities                                                                                     2,704              2,165
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                   672,945            632,853
-------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                  -                  -
Class A common stock ($1.00 par value, 9,500,000 shares authorized,
    4,348,087 shares issued and outstanding)                                                          4,348              4,348
Class B common stock ($1.00 par value, 700,000 shares authorized,
    355,000 shares issued and outstanding)                                                              355                355
Additional paid-in-capital, common                                                                   24,207             24,134
Retained earnings                                                                                    26,090             24,289
-------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                           55,000             53,126
===============================================================================================================================
Total liabilities and stockholders' equity                                                         $727,945           $685,979
===============================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                                                          Quarter Ended
                                                                                                            March 31,
                                                                                                    ------------ -------------
($ in thousands, except per share data)                                                                 2003          2002
------------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                                                        $10,670        $8,820
Securities                                                                                                  887           842
Other interest-earning assets                                                                                68            49
------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                                                       11,625         9,711
------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                                                  4,453         3,922
Subordinated debentures                                                                                   1,957         1,773
Junior debentures - capital securities                                                                      374           374
Note payable                                                                                                  4             2
Federal funds purchased                                                                                       -             2
------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                                    6,788         6,073
------------------------------------------------------------------------------------------------------------------------------

Net interest and dividend income                                                                          4,837         3,638
Provision for loan loss reserves                                                                            344           346
------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income after provision for loan loss reserves                                   4,493         3,292
------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                                                                                        38            35
Income from mortgage lending activities                                                                     153           102
Income from the early repayment of mortgage loans                                                           141           137
All other                                                                                                    (3)            -
------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                                    329           274
------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                                                                              867           716
Occupancy and equipment, net                                                                                320           315
Data processing                                                                                             148           118
Advertising and promotion                                                                                    15             7
Professional fees and services                                                                              107            80
Stationery, printing and supplies                                                                            42            33
FDIC and general insurance                                                                                   57            42
Postage and delivery                                                                                         25            24
All other                                                                                                   203           127
------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                                                1,784         1,462
------------------------------------------------------------------------------------------------------------------------------
Earnings before taxes                                                                                     3,038         2,104
Provision for income taxes                                                                                1,237           856
==============================================================================================================================
Net earnings                                                                                            $ 1,801       $ 1,248
==============================================================================================================================

Basic earnings per share                                                                                 $ 0.38        $ 0.32
Diluted earnings per share                                                                               $ 0.32        $ 0.30
Dividends per share                                                                                      $    -        $    -
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                                                                              Quarter Ended
                                                                                                                March 31,
                                                                                                          -----------------------
($ in thousands)                                                                                             2003        2002
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                                  $1,801      $1,248
---------------------------------------------------------------------------------------------------------------------------------

Net unrealized holding losses on available-for-sale securities                                                     -         (46)

Provision for income taxes related to unrealized losses on available-for-sale securities                           -         (20)
---------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax
                                                                                                                   -         (26)
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income, net of tax                                                                        $1,801      $1,222
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                 Quarter Ended
                                                                                                   March 31,
                                                                                          -----------------------------
($ in thousands)                                                                                 2003           2002
-----------------------------------------------------------------------------------------------------------------------

CLASS A COMMON STOCK
Balance at beginning of period                                                                  $ 4,348        $ 3,545
Issuance of 11,500 shares upon the exercise of warrants in 2002                                       -             11
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                          4,348          3,556
-----------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
-----------------------------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                                              355            355
-----------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                                   24,134         19,001
Compensation related to vesting of certain Class B stock warrants                                     6              6
Compensation related to certain Class A stock warrants modified in 2002                              67              -
Issuance of 11,500 shares upon the exercise of Class A stock warrants in 2002,
     inclusive of tax benefits                                                                        -             65
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                         24,207         19,072
-----------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                                                   24,289         17,383
Net earnings for the period                                                                       1,801          1,248
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                         26,090         18,631
-----------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period                                                                        -            111
Net change in accumulated other comprehensive income, net                                             -            (26)
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                              -             85
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity at end of period                                                     $55,000        $41,699
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                Intervest Bancshares Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                Quarter Ended
                                                                                                                   March 31,
                                                                                                         ---------------------------
($ in thousands)                                                                                               2003          2002
------------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net earnings                                                                                               $  1,801        $  1,248
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                                                   131             151
Provision for loan loss reserves                                                                                344             346
Deferred income tax benefit                                                                                    (248)           (155)
Amortization of deferred debenture offering costs                                                               245             218
Compensation expense related to common stock and warrants                                                        73               6
Amortization of premiums, fees and discounts, net                                                              (197)           (280)
Net increase in accrued interest payable on debentures                                                          473             994
Net decrease in official checks outstanding                                                                  (2,256)         (1,616)
Net change in all other assets and liabilities                                                                1,097             663
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                                     1,463           1,575
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net decrease in interest-earning time deposits with banks                                                         -             100
Maturities and calls of securities held to maturity                                                          27,665          18,000
Purchases of securities held to maturity                                                                    (19,815)        (14,158)
Net increase in loans receivable                                                                            (43,112)        (36,989)
Purchases of Federal Reserve Bank stock, net                                                                     (6)           (450)
Purchases of premises and equipment, net                                                                        (62)           (521)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                       (35,330)        (34,018)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, savings, NOW and money market deposits                                               10,770          36,287
Net increase in certificates of deposit                                                                      21,370           5,295
Net increase in mortgage escrow funds payable                                                                 3,065           2,832
Principal repayments of debentures                                                                           (1,400)              -
Principal repayments of note payable                                                                             (3)              -
Proceeds from issuance of debentures, net of issuance costs                                                   6,946           5,325
Proceeds from issuance of common stock, net of issuance costs                                                     -              76
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                                    40,748          49,815
------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                                     6,881          17,372
Cash and cash equivalents at beginning of period                                                             30,849          24,409
====================================================================================================================================
Cash and cash equivalents at end of period                                                                 $ 37,730        $ 41,781
====================================================================================================================================
SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
   Interest                                                                                                $  6,036        $  4,880
   Income taxes                                                                                                 963           1,000
Noncash activities:
   Accumulated other comprehensive income,
      change in unrealized loss on securities available for sale, net of tax                                      -             (26)
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

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 1 - General

The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiaries in this report have not been audited except for the information derived from the audited Consolidated Balance Sheet as of December 31, 2002. The financial statements in this report should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002.

The condensed consolidated financial statements include the accounts of Intervest Bancshares Corporation (a financial holding company referred to by itself as the "Holding Company") and its subsidiaries, Intervest National Bank (the Bank), Intervest Mortgage Corporation and Intervest Statutory Trust I. The Holding Company and its subsidiaries are referred to as the "Company" on a consolidated basis. The Holding Company's primary business activity is the ownership of the aforementioned subsidiaries.

The Bank is a nationally chartered, full-service commercial bank that has its headquarters and full-service banking office in Rockefeller Center in New York City, and a total of five full-service banking offices in Pinellas County, Florida - four in Clearwater and one in South Pasadena. The Bank conducts a full-service commercial banking business, which consists of attracting deposits from the general public and investing those funds, together with other sources of funds, primarily through the origination of commercial and multifamily real estate loans, and through the purchase of security investments.

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

Intervest Statutory Trust I was formed in December 2001 for the sole purpose of issuing $15,000,000 of capital securities as more fully described in note 9 to the consolidated financial statements in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002.

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

Activity in the allowance for loan loss reserves for the periods indicated is summarized as follows:

                                                          Quarter Ended
                                                              March 31,
                                                  ------------------------------
($ in thousands)                                          2003            2002
--------------------------------------------------------------------------------
Balance at beginning of period                           $4,611          $3,380
Provision charged to operations                             344             346
Recoveries of previous chargeoffs (1)                         -             107
--------------------------------------------------------------------------------
Balance at end of period                                 $4,955          $3,833
--------------------------------------------------------------------------------

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

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                                                            Quarter Ended
                                                                                                              March 31,
                                                                                                      --------------------------
($ in thousands, except share and per share amounts)                                                     2003          2002
--------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
  Net earnings applicable to common stockholders                                                           $1,801        $1,248
  Average number of common shares outstanding                                                           4,703,087     3,901,290
--------------------------------------------------------------------------------------------------------------------------------
Basic net earnings per share amount                                                                         $0.38         $0.32
--------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
  Net earnings applicable to common stockholders                                                           $1,801        $1,248
  Adjustment to net earnings from assumed conversion of debentures (1)                                        114             -
                                                                                                      --------------------------
  Adjusted net earnings for diluted earnings per share computation                                         $1,915        $1,248
                                                                                                      --------------------------
Average number of common shares outstanding:
  Common shares outstanding                                                                             4,703,087     3,901,290
  Potential dilutive shares resulting from exercise of warrants (2)                                       230,516       263,944
  Potential dilutive shares resulting from conversion of debentures (3)                                 1,010,803             -
                                                                                                      --------------------------
Total average number of common shares outstanding used for dilution                                     5,944,406     4,165,234
--------------------------------------------------------------------------------------------------------------------------------
Diluted net earnings per share amount                                                                       $0.32         $0.30
--------------------------------------------------------------------------------------------------------------------------------

(1) Represents interest expense on dilutive convertible debentures, net of tax, that would not occur if they were assumed converted.

(2) Diluted EPS includes shares that would be outstanding if dilutive common stock warrants and convertible debentures were assumed to be exercised/converted during the period. Certain warrants are not considered in diluted EPS computations because their exercise price per share exceeded the average market price of Class A common stock during those periods as follows: Warrants to purchase 1,134,000 shares of common stock at prices ranging from $10.00 to $10.01 per share were not considered in the 2002 quarterly computation. All outstanding warrants of 1,750,000 for the 2003 quarterly computation were considered.

(3) Convertible debentures outstanding at March 31, 2002 (consisting of principal and accrued interest for this purpose) totaling $9,348,000 were convertible into common stock at a price of $10.01 per share, but were not considered in the computations of diluted EPS for the 2002 quarter because they were not dilutive. For the 2003 computation, convertible debentures outstanding at March 31, 2003 totaling $10,118,000 were convertible into common stock at a price of $10.01 per share and were considered dilutive, which resulted in additional common shares.

Note 4 - Bank Regulatory Capital

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

The following is a summary at March 31, 2003 of the minimum regulatory capital requirements and the actual capital of the Bank on a percentage basis:

                                                               Actual            Minimum              To Be Considered
                                                               Ratios            Requirement           Well Capitalized
                                                               ------            -----------           ----------------
Total capital to risk-weighted assets                          11.82%               8.00%                    10.00%
Tier 1 capital to risk-weighted assets                         10.83%               4.00%                     6.00%
Tier 1 capital to total average assets - leverage ratio         8.72%               4.00%                     5.00%

                Intervest Bancshares Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 5 - Common Stock Warrants

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

Data concerning common stock warrants is as follows:

                                                                  Exercise Price Per Warrant
                                                                  --------------------------            Total          Wtd-Avg
Class A Common Stock Warrants:                               $6.67           $10.01       $10.01     Warrants     Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2002 and March 31, 2003         501,465          931,545      122,000       1,555,010       $ 8.93
-------------------------------------------------------------------------------------------------------------------------------
Remaining contractual life in years at March 31, 2003  (1)      3.8              0.8          0.8             1.7
-------------------------------------------------------------------------------------------------------------------------------

(1) The Holding Company may, at its sole discretion, set an earlier expiration date.

                                                                      Exercise Price Per Warrant
                                                                      --------------------------        Total          Wtd-Avg
Class B Common Stock Warrants:                                           $6.67        $10.00(1)      Warrants    Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2002 and March 31, 2003                    145,000        50,000          195,000           $ 7.52
-------------------------------------------------------------------------------------------------------------------------------
Remaining contractual life in years at March 31, 2003                      4.8           4.8              4.8
-------------------------------------------------------------------------------------------------------------------------------

(1) At March 31, 2003 and December 31, 2002, 35,500 of these warrants were immediately exercisable. An additional 7,100 warrants vest and become exercisable on April 27th of 2003 and the remaining 7,400 on April 27, 2004. The warrants, which expire on January 31, 2008, become fully vested earlier upon certain conditions.

The Company uses the intrinsic value-based method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock warrants. Under this method, compensation expense related to stock warrants granted to employees is the excess, if any, of the market price of the stock as of the grant or modification date or over the exercise price of the warrant. In accordance with APB 25, approximately $6,000 of compensation expense was included in salaries and employee benefits expense for the quarter ended March 31, 2003 and 2002 in connection with Class B warrants that vested during these periods. For warrants granted to employees whose exercise price was reduced to $10.01 effective January 1, 2002 and whose expiration date was extended in 2002, compensation expense of $67,000 was recorded in the quarter ended March 31, 2003 under variable rate accounting as prescribed under APB 25. No other compensation expense was recorded during the first quarter of 2003 and 2002 associated with common stock warrants.

Had compensation expense been determined based on the estimated fair value of the warrants in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would not have been different from the amounts reported for the periods included in this report on Form 10-Q.

                Intervest Bancshares Corporation and Subsidiaries

               Review by Independent Certified Public Accountants

     Hacker, Johnson & Smith, P.A., P.C. the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants. As part of Hacker, Johnson & Smith, P.A., P.C.'s review, Eisner, LLP was relied upon for their limited review of Intervest Mortgage Corporation, a wholly owned subsidiary of the Company.

     Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

     We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of March 31, 2003 and the related condensed consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2003 and 2002 included in this report. These financial statements are the responsibility of the Company's management.

     We were furnished with the report of other accountants on their reviews of the interim financial information of Intervest Mortgage Corporation, whose total assets as of March 31, 2003 constituted 14.3% of the related consolidated total, and whose net interest income, noninterest income and net earnings for the three-month period then ended, constituted 9.0%, 18.5%, and 15.8%, respectively, and whose net interest income, noninterest income and net loss for the three-month period ended March 31, 2002, constituted 13.5%, 25.2% and 21.2%, respectively, of the related consolidated totals.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003, we, based on our audits and the report of other auditors, expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Hacker, Johnson & Smith, P.A., P.C.
---------------------------------------
HACKER, JOHNSON & SMITH, P.A.,P.C.
Tampa, Florida
April 25, 2003

          Report on Review by Independent Certified Public Accountants



Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

     We have reviewed the condensed consolidated balance sheet of Intervest Mortgage Corporation and subsidiaries (the "Company") as of March 31, 2003, and the related condensed consolidated statements of operations, changes in stockholder's equity and cash flows for the three-month periods ended March 31, 2003 and 2002 (not presented separately herein). These financial statements are the responsibility of the Company's management.

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

     We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended (not presented separately herein), and in our report dated January 23, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ Eisner, LLP
---------------
EISNER,LLP
New York, New York
April 18, 2003

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     General

Intervest Bancshares Corporation has three wholly owned subsidiaries - Intervest National Bank, Intervest Mortgage Corporation and Intervest Statutory Trust I (hereafter referred to collectively as the "Company" on a consolidated basis). Intervest Bancshares Corporation and Intervest National Bank may be referred to individually as the "Holding Company" and the "Bank," respectively.

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

Intervest Statutory Trust I was formed in December 2001 in connection with the issuance of $15,000,000 of capital securities. For a further discussion, See the section entitled "Debentures Payable and Accrued Interest Payable on Debentures" on page 30 of the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002.

As previously announced, in December 2002, Intervest Bancshares Corporation entered into an agreement to acquire Intervest Securities Corporation, an affiliated entity that is a broker/dealer registered in nine states and is an NASD and SIPC member firm. Intervest Securities Corporation participates as a selected dealer from time to time in offerings of debt securities of the Company, primarily those of Intervest Mortgage Corporation. Pursuant to this agreement, Intervest Bancshares Corporation will acquire all the capital stock of Intervest Securities Corporation for 30,000 shares of its newly issued Class B common stock. At December 31, 2002, Intervest Securities Corporation's net assets amounted to approximately $200,000 and consisted of cash. In connection with this transaction, Intervest Bancshares Corporation was approved by the FRB to become a financial holding company under Regulation Y effective January 23, 2003. The transaction is awaiting the approval of the NASD and is expected to close in the second quarter of 2003. Intervest Securities Corporation will become a wholly owned subsidiary of Intervest Bancshares Corporation.

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

The Company's profitability is also affected by the level of its noninterest income and expenses, provision for loan loss reserves and effective income tax rate. Noninterest income consists primarily of loan and other banking fees. Noninterest expense consists of compensation and benefits, occupancy and equipment related expenses, data processing expenses, advertising expense, deposit insurance premiums and other operating expenses. The Company's profitability is also significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. Since the properties underlying the Company's mortgages are concentrated in the New York City area and the State of Florida, the economic conditions in those areas can also have an impact on the Company's operations.

    Comparison of Financial Condition at March 31, 2003 and December 31, 2002
    -------------------------------------------------------------------------

Overview

Total assets at March 31, 2003 increased to $727,945,000, from $685,979,000 at December 31, 2002. Total liabilities at March 31, 2003 increased to $672,945,000, from $632,853,000 at December 31, 2002. Stockholders' equity increased to $55,000,000 at March 31, 2003,  from  $53,126,000 at year-end 2002.
Book value per common share rose to $11.69 per share at March 31, 2003, from $11.30 at December 31, 2002.

Selected balance sheet information as of March 31, 2003 follows:

                                                                      Intervest     Intervest    Intervest      Inter-
                                                           Holding     National      Mortgage    Statutory     Company
($ in thousands)                                           Company         Bank   Corporation      Trust I    Balances  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                 $   1,788    $  24,855    $  12,959        $   -   $  (1,872)   $  37,730
Time deposits with banks                                          -            -        2,000            -           -        2,000
Securities held to maturity, net                                  -      137,243            -       15,464     (15,464)     137,243
Federal Reserve Bank stock                                        -        1,114            -            -           -        1,114
Loans receivable, net of deferred fees                       15,073      431,964       85,555            -           -      532,592
Allowance for loan loss reserves                                (75)      (4,722)        (158)           -           -       (4,955)
Investment in subsidiaries                                   66,536            -            -            -     (66,536)           -
Foreclosed real estate                                            -        1,081            -            -           -        1,081
All other assets                                              1,408       15,237        4,615          441        (561)      21,140
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                              $  84,730    $ 606,772    $ 104,971    $  15,905   $ (84,433)   $ 727,945
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                                      $   -    $ 540,277        $   -        $   -   $  (2,179)   $ 538,098
Subordinated debentures payable                              25,894            -       80,100            -     (15,464)      90,530
Junior debentures payable-capital securities                      -            -            -       15,000           -       15,000
Note payable                                                      -          263            -            -           -          263
Accrued interest payable on all debentures                    3,704            -       10,654          428        (441)      14,345
All other liabilities                                           132       12,859        1,518           13         187       14,709
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                            29,730      553,399       92,272       15,441     (17,897)     672,945
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                         55,000       53,373       12,699          464     (66,536)      55,000
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $  84,730    $ 606,772    $ 104,971    $  15,905   $ (84,433)   $ 727,945
------------------------------------------------------------------------------------------------------------------------------------

A comparison of the consolidated balance sheets as of March 31, 2003 and December 31, 2002 follows:


                                                                        At March 31, 2003                  At December 31, 2002
                                                                        -----------------                  --------------------
                                                                      Carrying        % of              Carrying          % of
($ in thousands)                                                        Value      Total Assets           Value       Total Assets
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                             $ 37,730           5.2%            $ 30,849           4.4%
Time deposits with banks                                                 2,000           0.3                2,000           0.3
Securities held to maturity, net                                       137,243          18.9              145,694          21.2
Federal Reserve Bank stock                                               1,114           0.2                1,108           0.2
Loans receivable, net of deferred fees and loan loss reserves          527,637          72.4              485,301          70.7
Foreclosed real estate                                                   1,081           0.1                1,081           0.2
All other assets                                                        21,140           2.9               19,946           3.0
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                          $727,945         100.0%            $685,979         100.0%
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                                              $538,098          73.9%            $505,958          73.8%
Subordinated debentures payable                                         90,530          12.4               84,430          12.3
Junior debentures payable-capital securities                            15,000           2.1               15,000           2.2
Note payable                                                               263           -                    266           0.1
Accrued interest payable on all debentures                              14,345           2.0               13,872           2.0
All other liabilities                                                   14,709           2.0               13,327           1.9
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                      672,945          92.4              632,853          92.3
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                    55,000           7.6               53,126           7.7
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                            $727,945         100.0%            $685,979         100.0%
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents increased to $37,730,000 at March 31, 2003, from $30,849,000 at December 31, 2002, due to a higher level of overnight federal fund investments. Cash and cash equivalents include federal funds sold and interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. The short-term investments are normally comprised of commercial paper issued by large commercial banks, certificates of deposit and U.S. government securities. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Securities Held to Maturity, Net
--------------------------------

Securities held to maturity decreased to $137,243,000 at March 31, 2003, from $145,694,000 at December 31, 2002. The decrease was due to maturities and early calls exceeding new purchases during the period. At March 31, 2003, the portfolio consisted of debt obligations of FNMA, FHLB, FHLMC, SLMA and FFCB with a weighted-average yield of approximately 2.32% and a weighted-average remaining maturity of 1.7 years. At December 31, 2002, the portfolio had a weighted-average yield of 2.39% and a weighted-average remaining maturity of 1.6 years. The securities are fixed rate or have predetermined scheduled rate increases, and some have call features that allow the issuer to call the security before its stated maturity without penalty. The Company normally invests in short-to-medium term security investments to emphasize liquidity.

Federal Reserve Bank Stock
--------------------------

In order for the Bank to be a member of the Federal Reserve Banking System, the Bank maintains an investment in the capital stock of the Federal Reserve Bank, which pays a dividend that is currently 6%. The investment, which amounted to $1,114,000 at March 31, 2003 and $1,108,000 at December 31, 2002, fluctuates based on the Bank's capital level.

Loans Receivable, Net of Deferred Fees and Allowance for Loan Loss Reserves
---------------------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan loss reserves, increased to $527,637,000 at March 31, 2003, from $485,301,000 at December 31,
2002. The growth reflected new originations of commercial real estate and multifamily mortgage loans, partially offset by principal repayments. Commercial real estate and multifamily real estate properties collateralized almost all of the loans in the Company's loan portfolio. At March 31, 2003 and December 31, 2002, there were no loans classified as nonaccrual or impaired.

At March 31, 2003, the allowance for loan loss reserves amounted to $4,955,000, compared to $4,611,000 at December 31, 2002. The allowance represented 0.93% of total loans (net of deferred fees) outstanding at March 31, 2003, compared to 0.94% at December 31, 2002. The Company monitors its loan portfolio to determine the appropriate level of the allowance for loan loss reserves based on various factors. These factors include: the type and level of loans outstanding; volume of loan originations; overall portfolio quality; loan concentrations; specific problem loans, historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's assessment of the current and anticipated economic conditions in the Company's lending regions. The increase in the allowance was due to a provision for loan losses of $344,000 in the first quarter of 2003 (resulting from loan growth).

Foreclosed Real Estate
----------------------

At March 31, 2003 and year-end 2002, foreclosed real estate amounted to $1,081,000 and represented one commercial real estate property located in the State of Florida. This property was acquired by the Bank through foreclosure. The property continues to be actively marketed for sale. Foreclosed real estate is carried at the lower of the new cost basis or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in the consolidated statement of earnings.

All Other Assets
----------------

The following table sets forth the composition of all other assets in the table on page 14:

                                               At March 31,      At December 31,
($ in thousands)                                   2003                2002
--------------------------------------------------------------------------------
Accrued interest receivable                      $4,606              $4,263
Loans fee receivable                              4,139               3,706
Premises and equipment, net                       6,029               6,098
Deferred income tax asset                         2,245               1,997
Deferred debenture offering costs, net            3,807               3,498
All other                                           314                 384
--------------------------------------------------------------------------------
                                                $21,140             $19,946
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

Premises and equipment is detailed in note 5 to the consolidated financial statements in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002.

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

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The increase was due to additional costs ($554,000) incurred in the first quarter of 2003 in connection with the sale of Series 01/21/03 debentures by Intervest Mortgage Corporation, partially offset by normal amortization during the period.

Deposit Liabilities
-------------------

Deposit liabilities increased to $538,098,000 at March 31, 2003, from $505,958,000 at December 31, 2002, primarily reflecting increases in money market and certificate of deposit accounts of $5,637,000 and $21,370,000, respectively. At March 31, 2003, certificate of deposit accounts totaled $346,353,000 and demand deposit, savings, NOW and money market accounts aggregated $191,745,000. The same categories of deposit accounts totaled $324,983,000 and $180,975,000, respectively, at December 31, 2002. Certificate of deposit accounts represented 64% of total deposits at March 31, 2003 and December 31, 2002.

Debentures Payable and Related Accrued Interest Payable
-------------------------------------------------------

At March 31, 2003, debentures payable amounted to $90,530,000, compared to $84,430,000 at year-end 2002. The increase was due to the sale of additional debentures by Intervest Mortgage Corporation (Series 01/21/03 totaling $7,500,000 in principal amount and maturing at various times through July 1,
2010) as part of its normal funding of its mortgage loan originations, partially offset by the repayment of $1,400,000 of its Series 11/10/98 debentures. The sale of the debentures, after all underwriter's commissions and other issuance costs, resulted in net proceeds of $6,935,000. At March 31, 2003, Intervest Mortgage Corporation had $80,100,000 principal amount of debentures payable outstanding and the Holding Company had $10,430,000 principal amount of debentures payable outstanding, of which $6,930,000 were convertible into the Holding Company's Class A common stock at a current conversion price of $10.01 per share through December 31, 2003.

At March 31, 2003 and December 31, 2002, the Holding Company, through its wholly owned subsidiary Intervest Statutory Trust I, has Trust Preferred Securities (Junior Debentures Payable) outstanding totaling $15,000,000 that qualify as regulatory capital.

At March 31, 2003, accrued interest payable on all debentures amounted to $14,345,000, compared to $13,872,000 at year-end 2002. Nearly all of the accrued interest payable is due and payable at the maturity of various debentures. For a further discussion of all the debentures, including conversion prices and redemption premiums, see notes 7 and 9 to the consolidated financial statements included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002.

Note Payable
------------

At March 31, 2003 and December 31, 2002, the note payable amounted to $263,000 and $266,000, respectively. The note was issued by the Bank in connection with the purchase of property in 2002 by the Bank that is across from its Court Street branch office in Florida. The Bank issued a note payable to the seller that matures in February of 2017 and calls for monthly payments of principal and interest at 7% per annum.

All Other Liabilities
---------------------

The following table shows the composition of all other liabilities in the table on page 14:

                                            At March 31,      At December 31,
                                            ------------      ---------------
($ in thousands)                                2003                2002
--------------------------------------------------------------------------------
Mortgage escrow funds payable                 $8,959              $5,894
Official checks outstanding                    2,117               4,373
Accrued interest payable on deposits             929                 895
Income taxes payable                           1,048                 526
All other                                      1,656               1,639
--------------------------------------------------------------------------------
                                             $14,709             $13,327
--------------------------------------------------------------------------------

Mortgage escrow funds payable represent advance payments made by borrowers for taxes and insurance that are remitted by the Company to third parties. The increase reflects the timing of payments to taxing authorities as well as the growth in the loan portfolio. The level of official checks outstanding varies and fluctuates based on banking activity. The level of income taxes payable fluctuates based on the Company's earnings, effective tax rate and timing of tax payments. All other is comprised mainly of accrued expenses as well as fees received on loan commitments that have not yet been funded.

Stockholders' Equity and Regulatory Capital
-------------------------------------------

Stockholders' equity increased to $55,000,000 at March 31, 2003, from $53,126,000 at December 31, 2002. The increase was due to the following: net earnings of $1,801,000 and the recording of $67,000 of compensation expense related to stock warrants held by employees and directors. For additional discussion of employee stock warrants, see the section "Comparison of Results of Operations for the Quarters Ended March 31, 2003 and 2002"

The Bank is a well-capitalized institution as defined in applicable banking regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding which would change the Bank's designation as a well-capitalized institution. See note 4 to the condensed consolidated financial statements in this report for the Bank's capital ratios.

                         Asset and Liability Management
                         ------------------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The primary objective of the Company's asset/liability management strategy is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. The Company's one-year positive interest rate sensitivity gap was a positive $143,639,000, or 19.7% at March 31, 2003, compared to a positive $107,681,000, or 15.7% at December 31, 2002. The increase was primarily due to existing loans moving into the less than one-year maturity timeframe as well as the addition of new floating-rate loans and short-term investments funded by an increase in deposits and borrowed funds with a term of over one year.

In computing the gap, the Company treats its interest checking, money market and savings deposit accounts as immediately repricing. Further, the Company has a "floor," or minimum rate, on many of its floating-rate loans that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan's interest rate. This feature reduces the effect on interest income in a falling rate environment. For a further discussion of interest rate risk and gap analysis, including all of the assumptions used in developing the one-year gap, see the Company's 2002 Annual Report to Stockholders on Form 10-K, pages 32 and 33.

The table that follows summarizes the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2003, that are scheduled to mature or reprice within the periods shown.

($ in thousands)                                            0-3             4-12         Over 1-4          Over 4
                                                           Months          Months          Years           Years            Total
------------------------------------------------------------------------------------------------------------------------------------
Loans (1)                                                $ 158,793       $ 230,130       $ 109,171       $  40,320        $ 538,414
Securities held to maturity (2)                             17,673          65,631          53,939               -          137,243
Short-term investments                                      29,725               -               -               -           29,725
Federal Reserve Bank stock                                       -               -               -           1,114            1,114
Interest-earning time deposits                               2,000               -               -               -            2,000
------------------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive assets                              $ 208,191       $ 295,761       $ 163,110       $  41,434        $ 708,496
------------------------------------------------------------------------------------------------------------------------------------
Deposit accounts (3):
  Interest checking deposits                             $  14,370          $    -          $    -          $    -        $  14,370
  Savings deposits                                          32,848               -               -               -           32,848
  Money market deposits                                    139,930               -               -               -          139,930
  Certificates of deposit                                   29,475          94,782         120,116         101,980          346,353
------------------------------------------------------------------------------------------------------------------------------------
  Total deposits                                           216,623          94,782         120,116         101,980          533,501
Debentures payable                                          41,500               -          17,600          31,430           90,530
Debentures payable- capital securities                           -               -               -          15,000           15,000
Accrued interest on all debentures                           7,408               -           3,294           3,643           14,345
Note payable                                                     -               -               -             263              263
------------------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities                         $ 265,531       $  94,782       $ 141,010       $ 152,316        $ 653,639
------------------------------------------------------------------------------------------------------------------------------------
GAP (repricing differences)                              $ (57,340)      $ 200,979       $  22,100       $(110,882)       $  54,857
------------------------------------------------------------------------------------------------------------------------------------
Cumulative GAP                                           $ (57,340)      $ 143,639       $ 165,739       $  54,857        $  54,857
------------------------------------------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                               -7.9%            19.7%           22.8%            7.5%             7.5%
------------------------------------------------------------------------------------------------------------------------------------

Significant assumptions used in preparing the table above:


(1) Adjustable-rate loans are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayments, according to their contractual maturities. Deferred loan fees are excluded from this analysis; (2) securities are scheduled according to the earlier of their contractual maturity or the date in which the interest rate is scheduled to increase. The effects of possible prepayments that may result from the issuer's right to call a security before its contractual maturity date are not considered. (3) interest checking, savings and money market deposits are regarded as ready accessible withdrawable accounts; and certificates of deposit are scheduled through their maturity dates.

                         Liquidity and Capital Resources
                         -------------------------------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Bank's branch offices and through the mail; amortization, satisfactions and repayments of loans; the maturities and calls of securities; sales of debentures; borrowings in the federal funds market and cash provided by operating activities. The Bank has agreements with correspondent banks whereby it may borrow up to $8,000,000 on an unsecured basis. There were no outstanding borrowings under these agreements. In April 2003, the Bank was approved to become a member of the Federal Home Loan Bank of New York.

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

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company believes that it can fund all of its commitments from the sources of funds noted above.

The contractual (notional) amounts of the Company's off-balance sheet financial instruments is as follows:

                                                      At Mar 31,     At Dec 31,
                                                      ----------     ----------
($ in thousands)                                            2003           2002
--------------------------------------------------------------------------------
Unfunded loan commitments                                $84,342        $68,244
Available lines of credit                                    826            533
Standby letters of credit                                  1,267          1,267

 Comparison of Results of Operations for the Quarters Ended March 31, 2003 and
 -----------------------------------------------------------------------------
                                      2002
                                      ----

Overview
--------

Consolidated net earnings in the first quarter of 2003 increased to $1,801,000, from $1,248,000 in the first quarter of 2002. Earnings per share on a diluted basis increased to $0.32 in the first quarter of 2003, from $0.30 in the first quarter of 2002. The earnings per share computation for the 2003 quarter included a higher number of common shares resulting from the exercise of common stock warrants in the latter part of 2002 and the inclusion of dilutive shares from convertible debentures outstanding. The Company's return on average assets and equity increased to 1.03% and 13.40%, respectively, in the first quarter of 2003, up from 0.95% and 12.23% in the first quarter of 2002.

The improvement in quarterly earnings was attributable to growth in the Company's net interest and dividend income, which increased by $1,199,000 due to an increase in the Company's loan portfolio. This improvement was partially offset by a $322,000 increase in noninterest expenses (a large portion of which was attributable to the Company's growth in assets) and a $381,000 increase in the provision for income taxes due to higher pre-tax income.

Selected information regarding results of operations for the first quarter of 2003 follows:

                                                                      Intervest    Intervest  Intervest    Inter-
                                                            Holding    National     Mortgage  Statutory   Company
($ in thousands)                                            Company        Bank   Corporation  Trust I    Balances     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                $   269     $ 9,302     $ 2,092    $   382    $  (420)        $11,625
Interest expense                                                684       4,495       1,659        370       (420)          6,788
                                                            ------------------------------------------------------------------------
Net interest and dividend income (expense)                     (415)      4,807         433         12          -           4,837
Provision  (credit) for loan loss reserves                       29         258          57          -          -             344
Noninterest income                                               49         268         539          -       (527)            329
Noninterest expenses                                            148       1,760         391         12       (527)          1,784
                                                            ------------------------------------------------------------------------
Earnings (loss) before taxes                                   (543)      3,057         524          -          -           3,038
Provision (credit) for income taxes                            (246)      1,244         239          -          -           1,237
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                         $  (297)    $ 1,813     $   285        $ -       $  -         $ 1,801
------------------------------------------------------------------------------------------------------------------------------------
Intercompany dividends received (paid) (1)                  $   375     $  (375)       $  -        $ -       $  -         $     -
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

Net interest and dividend income increased to $4,837,000 in the first quarter of 2003, from $3,638,000 in the first quarter of 2002. The increase was attributable to growth of $174,145,000 in the Company's average interest-earning assets. The growth in average earning assets was due to $121,792,000 in new mortgage loans and a net increase in security and other short-term investments aggregating $52,353,000. These increases were funded by $148,249,000 of new deposits, $11,766,000 of additional borrowed funds and a $12,924,000 increase in stockholders' equity.

The Company's net interest margin remained nearly unchanged at 2.85% in the first quarter of 2003, compared to 2.87% in the same period of 2002. In a declining interest rate environment, the yield on the Company's interest-earning assets decreased 81 basis points to 6.86% in the first quarter of 2003 due to lower rates on new mortgage loans originated (resulting from increased competition to make loans), prepayments of higher-yielding loans and lower yields earned on security and other short-term investments. The Company's cost of funds decreased 88 basis points to 4.37% in the first quarter of 2003 due to lower rates paid on deposit accounts and a rate decrease on floating-rate debentures. The floating-rate debentures are indexed to the JPMorgan Chase Bank prime rate, which decreased by a total of 50 basis points from April 1, 2002 to March 31, 2003.

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

                                                                                  Quarter Ended
                                                  -----------------------------------------------------------------------------
                                                            March 31, 2003                           March 31, 2002
                                                  -----------------------------------------------------------------------------
                                                     Average      Interest    Yield/          Average       Interest    Yield/
($ in thousands)                                     Balance     Inc./Exp.     Rate           Balance       Inc./Exp.    Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans                                               $509,189     $10,670    8.50%           $387,397      $8,820     9.23%
   Securities                                           158,120         887    2.28             114,764         842     2.98
   Other interest-earning assets                         20,040          68    1.38              11,043          49     1.80
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                           687,349     $11,625    6.86%            513,204      $9,711     7.67%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                               15,084                                  14,100
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                           $702,433                                $527,304
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest checking deposits                           $11,831        $ 56    1.92%            $ 9,563        $ 61     2.60%
   Savings deposits                                      31,174         162    2.11              26,841         192     2.90
   Money market deposits                                138,880         722    2.11              89,227         636     2.89
   Certificates of deposit                              333,768       3,513    4.27             241,773       3,033     5.09
------------------------------------------------------------------------------------------------------------------------------------
Total deposit accounts                                  515,653       4,453    3.50             367,404       3,922     4.33
------------------------------------------------------------------------------------------------------------------------------------
   Federal funds purchased                                    -           -       -                 344           2     1.96
   Debentures and related interest payable               98,641       1,957    8.05              86,652       1,773     8.30
   Junior debentures - capital securities                15,000         374   10.10              15,000         374    10.10
   Note payable                                             265           4    6.87                 144           2     6.91
------------------------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                    113,906       2,335    8.31             102,140       2,151     8.54
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                      629,559      $6,788    4.37%            469,544      $6,073     5.25%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                              5,109                                   6,151
Noninterest-bearing liabilities                          14,015                                  10,783
Stockholders' equity                                     53,750                                  40,826
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $702,433                                $527,304
------------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                              $4,837    2.49%                         $3,638     2.42%
------------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                      $57,790                2.85%            $43,660                 2.87%
------------------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                   1.09                                   1.09x
------------------------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets (1)                             1.03%                                   0.95%
  Return on average equity  (1)                           13.40%                                  12.23%
  Noninterest expense to average assets (1)                1.02%                                   1.11%
  Efficiency ratio (2)                                       35%                                     37%
  Average stockholders' equity to average assets           7.65%                                   7.74%
------------------------------------------------------------------------------------------------------------------------------------

(1)  Annualized
(2) Defined as noninterest expenses as a percentage of net interest income before the provision for loan losses plus noninterest income.

Provision for Loan Loss Reserves
--------------------------------

In the first quarter of 2003, the Company recorded a provision for loan losses of $344,000, compared to $346,000 in the same quarter of 2002. The provision is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves for each subsidiary, which takes into consideration a number of factors as discussed on page 15 of this report. The provision for each quarter was a function of net loan growth, which amounted to $42,680,000 during the 2003 first quarter, versus $36,529,000 in the first quarter of 2002. In the first quarter of 2003, a larger percentage of the growth was attributable to the Holding Company and Intervest Mortgage Corporation whose internal reserve percentages are lower than those of the Bank.

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

Noninterest income increased $55,000 to $329,000 in the first quarter of 2003, from $274,000 in the first quarter of 2002. The increase was due to an increase in income from expired loan commitments and loan service charge income resulting from growth in the loan portfolio.

Noninterest Expenses
--------------------

Noninterest expenses increased to $1,784,000 in the first quarter of 2003, from $1,462,000 in the comparable quarter of 2002. The increase of $322,000 was largely due to a $151,000 increase in compensation and benefits, a $30,000 increase in data processing expenses, a $27,000 increase in professional fees, a $15,000 increase in insurance expense and the addition of $43,000 of net expenses associated with foreclosed real estate.

The increase in compensation and benefits expense was due to $122,000 resulting from additional staff (60 full-time employees at March 31, 2003 vs. 54 at March 31, 2002), salary increases and a higher cost of employee benefits. Compensation for the first quarter of 2002 included bonus payments of $37,000 to the Chairman of the Company. Compensation for the first quarter of 2003 included $67,000 of expense associated with certain common stock warrants held by employees and directors as a result of an increase in the Company's Class A common stock price during the quarter. (In 2001, the Company modified the terms of its Class A common stock warrants - exercisable at $12.50 and $16.00 per share as of December 31, 2001 - and reduced the exercise price to $10.01 per share commencing January 1, 2002 and extended the expiration date to December 31, 2002. In September 2002, the Company further modified the warrants by extending the expiration date to December 31, 2003. For these warrants, which total 138,500, compensation expense is being recorded in the statement of earnings with the corresponding credit to paid in capital in accordance with variable rate accounting as prescribed in APB Opinion No. 25 and related interpretations. Future compensation related to these warrants will fluctuate up or down until December 31, 2003 and will be a function of the Company's Class A common stock price and number of warrants outstanding and exercised).

The increase in data processing expenses was due to growth in the Bank's assets. The Bank engages a third-party servicer for its main data processing and the fee is a function of the Bank's total assets, which increased to $606,772,000 at March 31, 2003, from $463,930,000 at March 31, 2002. The increase in professional fees and insurance expense was primarily due to the Company's growth.

The foreclosed real estate expenses relate to one commercial real estate property located in the State of Florida that was acquired by the Bank through foreclosure. Foreclosed real estate expenses, net of any rental income, consist mostly of real estate taxes, insurance, utilities, maintenance, professional fees and other charges required to protect the Company's interest in the property.

Provision for Income Taxes
--------------------------

The provision for income taxes increased to $1,237,000 in the first quarter of 2003, from $856,000 in the first quarter of 2002, due to higher pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 40.7% in both periods.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities, and the issuance of its debentures. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2002, which reflect changes in market prices and rates, can be found in note 20 to the consolidated financial statements included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002.

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield versus cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 2002.

ITEM 4. Controls and Procedures

(a)  Evaluation of disclosure  controls and  procedures.  The Company  maintains
     ---------------------------------------------------
controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its
    -----------------------------
internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

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




INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

Date: April 25, 2003    By: /s/ Lowell S. Dansker
                        -------------------------
                              Lowell S. Dansker, President and Treasurer
                              (Principal Executive and Financial Officer)

Date: April 25, 2003    By: /s/ Lawrence G. Bergman
                        ---------------------------
                              Lawrence G. Bergman, Vice President and Secretary

                                  CERTIFICATION

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





     /s/ Lowell S. Dansker
     ---------------------
     Lowell S. Dansker, President and Treasurer
     (Principal Executive and Financial Officer)
     April 25, 2003