Form 10-Q
period 2003-06-30
INTERVEST BANCSHARES CORP
filed 2003-08-12
CIK 927807

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                                 -------------

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
   (State or other jurisdiction of        (I.R.S. employer identification no.)
    incorporation or organization)

                        10 ROCKEFELLER PLAZA, SUITE 1015
                          NEW YORK, NEW YORK 10020-1903
                    (Address of principal executive offices)
                    ----------------------------------------

                                 (212) 218-2800
              (Registrant's telephone number, including area code)
              ----------------------------------------------------


Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES  XX  NO  .
     --    --

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
YES      NO  XX.
     --      --

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  Title of Each Class:                                               Shares Outstanding:
  --------------------                                               -------------------

  Class A Common Stock, $1.00 par value per share                    4,476,626 Outstanding at July 31, 2003
  -----------------------------------------------                    --------------------------------------

  Class B Common Stock, $1.00 par value per share                    385,000 Outstanding at July 31, 2003
  -----------------------------------------------                    ------------------------------------


================================================================================

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                                  JUNE 30, 2003
                                TABLE OF CONTENTS

  PART I. FINANCIAL INFORMATION                                             Page
                                                                            ----

     ITEM 1.     FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
             as of June 30, 2003 (Unaudited) and December 31, 2002 . . . . .   2

          Condensed Consolidated Statements of Earnings (Unaudited)
             for the Quarters and Six-Months Ended June 30, 2003 and 2002. .   3

          Condensed Consolidated Statements of Comprehensive Income
             (Unaudited) for the Quarters and Six-Months Ended
             June 30, 2003 and 2002. . . . . . . . . . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Changes in
             Stockholders' Equity (Unaudited) for the Six-Months Ended
             June 30, 2003 and 2002. . . . . . . . . . . . . . . . . . . . .   5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the Six-Months Ended June 30, 2003 and 2002 . . . . . . . .   6

          Notes to Condensed Consolidated Financial Statements (Unaudited) .   7

          Review by Independent Certified Public Accountants . . . . . . . .  11

          Report on Reviews by Independent Certified Public Accountants. . .  12

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . .  14

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK. . . . . . . . . . . . . . . . . . . . . . .  24

     ITEM 4.     CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .  25

  PART II. OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .  25

     ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . .  25

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . .  25

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .  25

     ITEM 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .  26

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .  26

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

  CERTIFICATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                   JUNE 30,    DECEMBER 31,
($ in thousands, except par value)                                                                   2003          2002
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                           (Unaudited)
Cash and due from banks                                                                          $      6,857  $      10,351
Federal funds sold                                                                                     16,053          9,114
Commercial paper                                                                                        9,575          7,950
Other short-term investments                                                                              920          3,434
                                                                                                 ---------------------------
    Total cash and cash equivalents                                                                    33,405         30,849
Time deposits with banks                                                                                    -          2,000
Securities held to maturity, net (estimated fair value of $122,457 and $146,560,  respectively)       121,833        145,694
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                                          2,805          1,108
Loans receivable (net of allowance for loan losses of $5,385 and $4,611, respectively)                570,590        485,301
Accrued interest receivable                                                                             4,138          4,263
Loan fees receivable                                                                                    4,711          3,706
Premises and equipment, net                                                                             5,924          6,098
Foreclosed real estate                                                                                      -          1,081
Deferred income tax asset                                                                               2,504          1,997
Deferred debenture offering costs, net                                                                  3,595          3,498
Other assets                                                                                              272            384
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                     $    749,777  $     685,979
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
   Noninterest-bearing demand deposit accounts                                                   $      6,926  $       5,924
   Interest-bearing deposit accounts:
   Checking (NOW) accounts                                                                             10,001         10,584
   Savings accounts                                                                                    31,583         30,174
   Money market accounts                                                                              141,165        134,293
   Certificate of deposit accounts                                                                    363,713        324,983
                                                                                                 ---------------------------
Total deposit accounts                                                                                553,388        505,958
   Subordinated debentures payable                                                                     90,490         84,430
   Guaranteed preferred beneficial interest in junior subordinated debentures                          15,000         15,000
   Note payable                                                                                           260            266
   Accrued interest payable on all debentures                                                          14,774         13,872
Accrued interest payable on deposits                                                                      906            895
Mortgage escrow funds payable                                                                           8,926          5,894
Official checks outstanding                                                                             5,538          4,373
Other liabilities                                                                                       2,486          2,165
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                     691,768        632,853
----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                    -              -
Class A common stock ($1.00 par value, 9,500,000 shares authorized,
   4,359,235 and 4,348,087 shares issued and outstanding, respectively)                                 4,359          4,348
Class B common stock ($1.00 par value, 700,000 shares authorized,
   385,000 and  355,000 shares issued and outstanding, respectively)                                      385            355
Additional paid-in-capital, common                                                                     24,609         24,134
Retained earnings                                                                                      28,656         24,289
----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                             58,009         53,126
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $    749,777  $     685,979
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                                           QUARTER ENDED    SIX-MONTHS ENDED
                                                                              JUNE 30,           JUNE 30,
                                                                         ------------------------------------
($ in thousands, except per share data)                                    2003     2002      2003     2002
-------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                         $11,613   $ 9,972  $22,283   $18,792
Securities                                                                   770       983    1,657     1,825
Other interest-earning assets                                                 87        53      155       102
-------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND DIVIDEND INCOME                                        12,470    11,008   24,095    20,719
-------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                   4,518     4,347    8,971     8,269
Subordinated debentures                                                    2,067     1,804    4,024     3,577
Junior debentures - capital securities                                       374       374      748       748
Note payable                                                                   5         5        9         7
Federal funds purchased                                                        -         -        -         2
-------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                     6,964     6,530   13,752    12,603
-------------------------------------------------------------------------------------------------------------

NET INTEREST AND DIVIDEND INCOME                                           5,506     4,478   10,343     8,116
Provision for loan loss reserves                                             430       426      774       772
-------------------------------------------------------------------------------------------------------------
NET INTEREST AND DIVIDEND INCOME
           AFTER PROVISION FOR LOAN LOSS RESERVES                          5,076     4,052    9,569     7,344
-------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                                                         50        48       88        83
Income from mortgage lending activities                                      261       106      414       208
Income from the early repayment of mortgage loans                            896       224    1,037       361
Loss from early call of investment securities                                (37)        -      (40)        -
All other                                                                      6         -        6         -
-------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                                   1,176       378    1,505       652
-------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                                               897       822    1,764     1,538
Occupancy and equipment, net                                                 318       322      638       637
Data processing                                                              190       148      338       266
Advertising and promotion                                                      7        27       22        34
Professional fees and services                                                80        85      187       165
Stationery, printing and supplies                                             37        38       79        71
Postage and delivery                                                          25        22       50        46
FDIC and general insurance                                                    54        42      111        84
All other                                                                    271       174      474       301
-------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES                                                 1,879     1,680    3,663     3,142
-------------------------------------------------------------------------------------------------------------
Earnings before taxes                                                      4,373     2,750    7,411     4,854
Provision for income taxes                                                 1,807     1,106    3,044     1,962
-------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                             $ 2,566   $ 1,644  $ 4,367   $ 2,892
-------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE                                                 $  0.55   $  0.42  $  0.93   $  0.74
DILUTED EARNINGS PER SHARE                                               $  0.45   $  0.33  $  0.77   $  0.60
DIVIDENDS PER SHARE                                                      $     -   $     -  $     -   $     -
-------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                 QUARTER ENDED  SIX-MONTHS ENDED
                                                                    JUNE 30,        JUNE 30,
                                                                --------------------------------
($ in thousands)                                                  2003    2002    2003    2002
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
NET EARNINGS                                                     $2,566  $1,644  $4,367  $2,892
------------------------------------------------------------------------------------------------
Net unrealized holding losses on available-for-sale securities        -       -       -     (46)
Credit for income taxes related to unrealized losses
     on available-for-sale securities                                 -       -       -     (20)
------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE LOSS, NET OF TAX                                  -       -       -     (26)
------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME, NET OF TAX                           $2,566  $1,644  $4,367  $2,866
------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                     SIX-MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   ------------------
($ in thousands)                                                                     2003      2002
-----------------------------------------------------------------------------------------------------
CLASS A COMMON STOCK
Balance at beginning of period                                                      $ 4,348  $ 3,545
Issuance of 5,200 and 105,650 shares upon the exercise of warrants                        5      105
Issuance of 5,948 shares upon the conversion of debentures                                6        -
-----------------------------------------------------------------------------------------------------
Balance at end of period                                                              4,359    3,650
-----------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of period                                                          355      355
Issuance of 30,000 shares for the acquisition of Intervest Securities Corporation        30        -
-----------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                                  385      355
-----------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                       24,134   19,001
Compensation related to vesting of certain Class B stock warrants                        13       13
Compensation related to certain Class A stock warrants modified                         194      117
Issuance of 30,000 shares of Class B stock for the acquisition
   of Intervest Securities Corporation                                                  185        -
Issuance of 5,200 and 105,650 shares of Class A stock upon the exercise of
   warrants, inclusive of tax benefits                                                   47      659
Issuance of 5,948 shares of Class A stock upon the conversion of debentures              36        -
-----------------------------------------------------------------------------------------------------
Balance at end of period                                                             24,609   19,790
-----------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                                       24,289   17,383
Net earnings for the period                                                           4,367    2,892
-----------------------------------------------------------------------------------------------------
Balance at end of period                                                             28,656   20,275
-----------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period                                                            -      111
Net change in accumulated other comprehensive income, net                                 -      (26)
-----------------------------------------------------------------------------------------------------
Balance at end of period                                                                  -       85
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY AT END OF PERIOD                                         $58,009  $44,155
-----------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        SIX-MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     ----------------------
($ in thousands)                                                                        2003        2002
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                          $  4,367   $   2,892
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                              261         292
Provision for loan loss reserves                                                           774         772
Deferred income tax benefit                                                               (507)       (399)
Amortization of deferred debenture offering costs                                          508         449
Compensation expense related to common stock warrants                                      207         130
Amortization of premiums, fees and discounts, net                                         (590)       (443)
Net loss from sale of foreclosed real estate                                                51           -
Net increase in accrued interest payable on debentures                                     902         815
Net increase in official checks outstanding                                              1,165         961
Net change in all other assets and liabilities                                           2,544         486
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                9,682       5,955
-----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net decrease in interest-earning time deposits with banks                                2,000         200
Maturities and calls of securities available for sale                                        -         500
Maturities and calls of securities held to maturity                                     61,890      36,950
Purchases of securities held to maturity                                               (39,185)    (67,355)
Net increase in loans receivable                                                       (86,416)    (83,529)
Sale of foreclosed real estate                                                             150           -
Cash acquired through acquisition of Intervest Securities Corporation                      218           -
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock, net                 (1,697)       (450)
Purchases of premises and equipment, net                                                   (87)       (333)
-----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (63,127)   (114,017)
-----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in demand, savings, NOW and money market deposits                           8,700      54,092
Net increase in certificates of deposit                                                 38,730      49,224
Net increase in mortgage escrow funds payable                                            3,032       3,151
Principal repayments of debentures                                                      (1,400)     (2,500)
Principal repayments of note payable                                                        (6)         (4)
Proceeds from issuance of debentures, net of issuance costs                              6,893       5,295
Proceeds from issuance of common stock, net of issuance costs                               52         764
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               56,001     110,022
-----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                2,556       1,960
Cash and cash equivalents at beginning of period                                        30,849      24,409
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 33,405   $  26,369
-----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                                            $ 12,331   $  11,292
  Income taxes                                                                           3,618       2,754
Noncash activities:
  Transfer of loan to foreclosed real estate, net of chargeoff                               -       1,081
  Loan to finance sale of foreclosed real estate                                           880           -
  Purchase of premises with note payable                                                     -         275
  Conversion of debentures into Class A common stock                                        42           -
  Accumulated other comprehensive income,
     change in unrealized loss on securities available for sale, net of tax                  -         (26)
-----------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  1  -  PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, USE OF ESTIMATES
            AND  DESCRIPTION  OF  BUSINESS

The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiaries in this report have not been audited except for information derived from the audited Consolidated Balance Sheet as of December 31, 2002. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002.

The financial statements include the accounts of Intervest Bancshares Corporation (a financial holding company referred to by itself as the "Holding Company") and its subsidiaries, Intervest National Bank (the "Bank"), Intervest Mortgage Corporation, Intervest Securities Corporation and Intervest Statutory Trust I. All the entities are referred to collectively as the "Company" on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year's presentation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

In preparing the fnancial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan loss reserves and the valuation allowances for deferred tax assets. In the opinion of management, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period.

The Holding Company's primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. From time to time, the Holding Company also sells debentures to raise funds for working capital purposes. The Holding Company became a financial holding company effective January 23, 2003.

The Bank is a nationally chartered, full-service commercial bank that has its headquarters and full-service banking office in Rockefeller Center, in New York City, and a total of five full-service banking offices in Pinellas County, Florida - four in Clearwater and one in South Pasadena. The Bank conducts a personalized commercial and consumer banking business and attracts deposits from the areas served by its banking offices. It also provides internet banking services through its web site: www.intervestnatbank.com, which can attract deposit customers from outside its primary market areas. The deposits, together with funds derived from other sources, are used to originate real estate, commercial and consumer loans and to purchase investment securities. The Bank emphasizes multifamily and commercial real estate lending.

Intervest Mortgage Corporation is a mortgage investment company located in Rockefeller Center in New York City. It is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. Its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation are nonoperating entities that provide administrative services to Intervest Mortgage Corporation. Intervest Mortgage Corporation sells debentures to provide funding for its business.

Intervest Securities Corporation is a broker/dealer registered in nine states and is an NASD and SIPC member firm. It has and will continue to participate as a selected dealer from time to time in offerings of debt securities of the Company, primarily those of Intervest Mortgage Corporation. On June 2, 2003, the Holding Company acquired all of the outstanding capital stock of Intervest Securities Corporation for 30,000 shares of its Class B common stock that was newly issued for this transaction. Intervest Securities Corporation's total assets consisted of approximately $218,000 of cash at the time of acquisition. Prior to the acquisition, Intervest Securities Corporation was an affiliated entity in that its sole shareholder is the spouse of the Chairman of the Holding Company. The acquisition was accounted for at historical cost and accordingly, the recorded assets, liabilities and shareholders' equity of both companies were combined and recorded at their historical cost amounts. No restatements of the Company's prior period consolidated financial statements in this report have been made because the financial results of Intervest Securities Corporation were diminimus.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  1  -  PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, USE OF ESTIMATES
            AND  DESCRIPTION  OF  BUSINESS  -  CONTINUED

Intervest Statutory Trust I was formed in December 2001 for the sole purpose of issuing and administering $15,000,000 of capital securities as more fully described in note 9 to the consolidated financial statements in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002. It does not conduct any trade or business.

NOTE  2  -  ALLOWANCE  FOR  LOAN  LOSS  RESERVES

Activity in the allowance for loan loss reserves for the periods indicated is summarized as follows:

                                    Quarter Ended  Six-Months Ended
                                       June 30,         June 30,
                                   ---------------------------------
($ in thousands)                     2003    2002     2003    2002
--------------------------------------------------------------------
Balance at beginning of period      $4,955  $3,833   $4,611  $3,380
Provision charged to operations        430     426      774     772
Recoveries of previous chargeoffs        -       -        -     107
Chargeoffs                               -    (150)       -    (150)
--------------------------------------------------------------------
Balance at end of period            $5,385  $4,109   $5,385  $4,109
--------------------------------------------------------------------

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

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                             Quarter Ended          Six-Months Ended
                                                                                June 30,                June 30,
-----------------------------------------------------------------------------------------------------------------------
($in thousands, except share and per share amounts)                         2003        2002        2003        2002
-----------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
  Net earnings applicable to common stockholders                         $    2,566  $    1,644  $    4,367  $    2,892
  Average number of common shares outstanding                             4,714,344   3,959,542   4,708,747   3,930,577
-----------------------------------------------------------------------------------------------------------------------
Basic net earnings per share amount                                      $     0.55  $     0.42  $     0.93  $     0.74
-----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
  Net earnings applicable to common stockholders                         $    2,566  $    1,644  $    4,367  $    2,892
  Adjustment to net earnings from assumed conversion of debentures (1)          117         108         231         213
                                                                         ----------------------------------------------
  Adjusted net earnings for diluted earnings per share computation       $    2,683  $    1,752  $    4,598  $    3,105
                                                                         ----------------------------------------------
Average number of common shares outstanding:
  Common shares outstanding                                               4,714,344   3,959,542   4,708,747   3,930,577
  Potential dilutive shares resulting from exercise of warrants (2)         292,458     417,965     266,197     324,577
  Potential dilutive shares resulting from conversion of debentures (3)     983,656     952,502     983,656     952,502
                                                                         ----------------------------------------------
Total average number of common shares outstanding used for dilution       5,990,458   5,330,009   5,958,600   5,207,656
-----------------------------------------------------------------------------------------------------------------------
Diluted net earnings per share amount                                    $     0.45  $     0.33  $     0.77  $     0.60
-----------------------------------------------------------------------------------------------------------------------

(1)  Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.
(2)  Warrants to purchase 1,132,000 shares of common stock at prices ranging from $10.00 to $10.01 per share were not considered in the 2002 six-month computation because their exercise price per share exceeded the average market price of Class A common stock during the period. All outstanding warrants were considered for the remaining EPS computations.
(3)  Convertible debentures (principal and accrued interest) outstanding at June 30, 2003 and June 30, 2002 totaling
     $9,846,000 and $9,535,000, respectively, were convertible into common stock at a price of $10.01 per share.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

NOTE  4  -  BANK  REGULATORY  CAPITAL

The Bank is designated as a well-capitalized institution as defined in FDIC regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding which would change this designation.

At June 30, 2003, the actual capital of the Bank on a percentage basis was as follows:

                                                           Actual   Minimum       To Be Considered
                                                           Ratios   Requirement   Well Capitalized
                                                           -------  ------------  -----------------
  Total capital to risk-weighted assets                     11.47%     8.00%           10.00%
  Tier 1 capital to risk-weighted assets                    10.47%     4.00%            6.00%
  Tier 1 capital to total average assets - leverage ratio    8.71%     4.00%            5.00%

NOTE  5  -  COMMON  STOCK  WARRANTS

The Holding Company has common stock warrants outstanding that entitle the registered holders thereof to purchase one share of common stock for each warrant. All warrants are currently exercisable, except for certain Class B common stock warrants. The warrants have been issued in connection with public stock offerings, to directors and employees of the Company and to outside third parties for performance of services. In 2001, the Holding Company modified the terms of its Class A and Class B warrants as follows: the expiration date of all warrants exercisable at $6.67 per share were extended one year beyond their original expiration dates effective October 4, 2001, and the exercise price of certain Class A warrants (exercisable at $12.50 and $16.00 per share as of December 31, 2001) were reduced to $10.01 per share commencing January 1, 2002 until their original expiration date of December 31, 2002. In 2002, the $10.01 per share warrants were further modified by extending their expiration date to December 31, 2003.

Data  concerning  common  stock  warrants  is  as  follows:

                                                             Exercise Price Per Warrant
                                                             --------------------------
                                                                                                Total         Wtd-Avg
Class A Common Stock Warrants:                             $   6.67  $  10.01   $  10.01     Warrants  Exercise Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2002                            501,465   931,545    122,000    1,555,010         $ 8.93
Exercised during first six months of 2003                         -    (5,200)         -       (5,200)        $10.01
------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2003                                501,465   926,345    122,000    1,549,810         $ 8.93
------------------------------------------------------------------------------------------------------
Remaining contractual life in years at June 30, 2003  (1)       3.6       0.5        0.5          1.5
----------------------------------------------------------------------------------------------------------------------

(1)  The  Holding  Company  may,  at  its  sole  discretion,  set  an  earlier  expiration  date.

                                                   Exercise Price Per Warrant
                                                   --------------------------
                                                                                     Total         Wtd-Avg
Class B Common Stock Warrants:                            $   6.67  $10.00 (1)    Warrants  Exercise Price
-----------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2002 and June 30, 2003         145,000      50,000     195,000          $7.52
------------------------------------------------------------------------------------------
Remaining contractual life in years at June 30, 2003           4.6         4.6         4.6
-----------------------------------------------------------------------------------------------------------

(1)  At June 30, 2003, 42,600 of these warrants were immediately exercisable. An additional 7,100 warrants vest and become exercisable on April 27th of 2004. The warrants, which expire on
     January 31, 2008, become fully vested earlier upon certain conditions.

The Company elects to use the intrinsic value-based method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock warrants. Under this method, compensation expense related to stock warrants granted to employees is the excess, if any, of the market price of the stock as of the grant or modification date over the exercise price of the warrant.

For warrants granted to employees whose exercise price was reduced to $10.01 effective January 1, 2002 and whose expiration date was extended in 2002, compensation expense is being recorded under variable rate accounting as prescribed by APB 25 and related interpretations. For these warrants, which total 138,500, compensation expense is being recorded in salaries and employee benefits expense with a corresponding credit to paid in capital in the consolidated financial statements. Compensation related to these warrants will fluctuate up or down until December 31, 2003 and will be a function of the Company's Class A common stock price and number of warrants outstanding and exercised.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

NOTE  5  -  COMMON  STOCK  WARRANTS,  CONTINUED

Compensation expense recorded in connection with warrants is summarized as follows:

                                                          Quarter Ended    Six-Months Ended
                                                             June 30,          June 30,
                                                          -------------    ----------------
($ in thousands)                                           2003   2002       2003   2002
-------------------------------------------------------------------------------------------
Compensation expense recorded in connection with vesting
    of Class B warrants during the period                  $   6  $   6      $  13  $  13
Compensation expense recorded in connection with Class A
    common stock warrants whose terms were modified          127    117        194    117
-------------------------------------------------------------------------------------------
                                                           $ 133  $ 123      $ 207  $ 130
-------------------------------------------------------------------------------------------

Had compensation expense been determined based on the estimated fair value of the warrants in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would not have been different from the amounts reported from the periods included in this report on Form 10-Q.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     Hacker, Johnson & Smith, P.A., P.C. the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2003 and for the three- and six-month periods ended June 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants. As part of Hacker, Johnson & Smith, P.A., P.C.'s review, Eisner, LLP was relied upon for their limited review of Intervest Mortgage Corporation, a wholly owned subsidiary of the Company.

     Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Intervest  Bancshares  Corporation
New  York,  New  York:

     We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of June 30, 2003, and the related condensed consolidated statements of earnings and comprehensive income for the three- and six-month periods ended June 30, 2003 and 2002, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

     We were furnished the report of other accountants on their reviews of the interim financial information of Intervest Mortgage Corporation, whose total assets as of June 30, 2003 constituted 14.1% of the related consolidated total, and whose net interest income, noninterest income and net earnings for the three- and six-month periods then ended, constituted 11.3%, 15.5%, and 18.9%; and 10.2%, 16.1% and 17.6%, respectively, and whose net interest income, noninterest income and net earnings for the three- and six-month periods ended June 30, 2002, constituted 17.4%, 22.5%, and 29.7%; and 15.6%, 23.6% and 26.1%,
respectively  of  the  related  consolidated  totals.

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

     Based on our reviews and the review report of other accountants, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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


/s/  Hacker,  Johnson  &  Smith,  P.A.,  P.C.
---------------------------------------------
HACKER,  JOHNSON  &  SMITH,  P.A.,P.C.
Tampa,  Florida
August  6,  2003

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board  of  Directors  and  Stockholder
Intervest  Mortgage  Corporation
New  York,  New  York:

     We have reviewed the condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of June 30, 2003, and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2003 and 2002, and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the six-month periods ended June 30, 2003 and 2002 (all of which are not presented separately herein). These financial statements are the responsibility of the Company's management.

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

/s/  Eisner,  LLP
-----------------
EISNER,LLP
New  York,  New  York
July  22,  2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL
                                     -------

Intervest Bancshares Corporation has four wholly owned subsidiaries - Intervest National Bank, Intervest Mortgage Corporation, Intervest Securities Corporation and Intervest Statutory Trust I (hereafter referred to collectively as the "Company" on a consolidated basis). Intervest Bancshares Corporation and Intervest National Bank may be referred to individually as the "Holding Company" and the "Bank," respectively. For a discussion of the Company's business, see note 1 to the condensed consolidated financial statements included in this report.

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

The Company's profitability is also affected by the level of its noninterest income and expenses, provision for loan loss reserves and effective income tax rate. Noninterest income consists mostly of loan and other banking fees as well as income from loan prepayments. The amount and timing of, as well as income from, loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Many of the Company's mortgage loans include prepayment provisions, and others prohibit prepayment of indebtedness entirely. Noninterest expense consists of compensation and benefits expense, occupancy and equipment expenses, data processing expenses, advertising expense, professional fees, insurance expense and other operating expenses. Additionally, the Company's profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. Since the properties underlying the Company's mortgages are concentrated in the New York City area and the State of Florida, the economic conditions in those areas can have an impact on the Company's results of operations.

    COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002
    ------------------------------------------------------------------------

OVERVIEW
--------

Total assets at June 30, 2003 increased to $749,777,000, from $685,979,000 at December 31, 2002. Total liabilities at June 30, 2003 increased to $691,768,000, from $632,853,000 at December 31, 2002. Stockholders' equity increased to $58,009,000 at June 30, 2003, from $53,126,000 at year-end 2002. Book value per common share rose to $12.23 per share at June 30, 2003, from $11.30 at December 31, 2002.

Selected  balance  sheet  information  as  of  June  30,  2003  follows:


                                                    Intervest    Intervest   Intervest    Intervest     Inter-
                                          Holding    National     Mortgage   Statutory   Securities    Company
($ in thousands)                          Company        Bank         Corp     Trust I         Corp    Balances    Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                $    866   $  21,880   $  11,708   $        -  $       465  $  (1,514)  $      33,405
Securities held to maturity, net                -     121,833           -       15,464            -    (15,464)        121,833
FRB and FHLB stock                              -       2,805           -            -            -          -           2,805
Loans receivable, net of deferred fees     14,897     470,157      90,921            -            -          -         575,975
Allowance for loan loss reserves              (74)     (5,117)       (194)           -            -          -          (5,385)
Investment in subsidiaries                 70,504           -           -            -            -    (70,504)              -
All other assets                            1,277      15,351       4,489           59            -        (32)         21,144
-------------------------------------------------------------------------------------------------------------------------------
Total assets                             $ 87,470   $ 626,909   $ 106,924   $   15,523  $       465  $ (87,514)  $     749,777
-------------------------------------------------------------------------------------------------------------------------------
Deposits                                 $      -   $ 555,192   $       -   $        -  $         -  $  (1,804)  $     553,388
Subordinated debentures payable            25,854           -      80,100            -            -    (15,464)         90,490
Junior debentures payable
   capital securities                           -           -           -       15,000            -          -          15,000
Note payable                                    -         260           -            -            -          -             260
Accrued interest payable on
   all debentures                           3,521           -      11,255           57            -        (59)         14,774
All other liabilities                          86      16,065       1,386            2            -        317          17,856
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities                          29,461     571,517      92,741       15,059            -    (17,010)        691,768
-------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                       58,009      55,392      14,183          464          465    (70,504)         58,009
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity                  $ 87,470   $ 626,909   $ 106,924   $   15,523  $       465  $ (87,514)  $     749,777
-------------------------------------------------------------------------------------------------------------------------------

A comparison of selected balance sheet information as of June 30, 2003 and December 31, 2002 follows:

                                                                  At June 30, 2003       At December 31, 2002
                                                                  ----------------       --------------------
                                                               Carrying      % of       Carrying      % of
($in thousands)                                                  Value    Total Assets    Value    Total Assets
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                       $ 33,405           4.5%  $ 30,849           4.4%
Time deposits with banks                                               -             -      2,000           0.3
Securities held to maturity, net                                 121,833          16.2    145,694          21.2
FRB and FHLB stock                                                 2,805           0.4      1,108           0.2
Loans receivable, net of deferred fees and loan loss reserves    570,590          76.1    485,301          70.7
Foreclosed real estate                                                 -             -      1,081           0.2
All other assets                                                  21,144           2.8     19,946           3.0
----------------------------------------------------------------------------------------------------------------
Total assets                                                    $749,777         100.0%  $685,979         100.0%
----------------------------------------------------------------------------------------------------------------
Deposits                                                        $553,388          73.8%  $505,958          73.8%
Subordinated debentures payable                                   90,490          12.1     84,430          12.3
Junior debentures payable-capital securities                      15,000           2.0     15,000           2.2
Note payable                                                         260             -        266           0.1
Accrued interest payable on all debentures                        14,774           2.0     13,872           2.0
All other liabilities                                             17,856           2.4     13,327           1.9
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                691,768          92.3    632,853          92.3
----------------------------------------------------------------------------------------------------------------
Stockholders' equity                                              58,009           7.7     53,126           7.7
----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                      $749,777         100.0%  $685,979         100.0%
----------------------------------------------------------------------------------------------------------------

CASH  AND  CASH  EQUIVALENTS
----------------------------

Cash and cash equivalents increased to $33,405,000 at June 30, 2003, from $30,849,000 at December 31, 2002, as reflected in a higher level of overnight federal fund investments. This category includes federal funds sold and interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. The short-term investments are normally comprised of commercial paper issued by large commercial banks, certificates of deposit and U.S. government securities. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

SECURITIES  HELD  TO  MATURITY,  NET
------------------------------------

Securities held to maturity decreased to $121,833,000 at June 30, 2003, from $145,694,000 at December 31, 2002. The decrease was due to maturities and early calls exceeding new purchases during the period. The portfolio consists of debt obligations of FNMA, FHLB, FHLMC, SLMA and FFCB with a weighted-average yield of approximately 2.12% and a weighted-average remaining maturity of 1.7 years at June 30, 2003, compared to 2.39% and 1.6 years, respectively, at December 31, 2002. The securities are fixed rate or have predetermined scheduled rate increases, and some have call features that allow the issuer to call the security before its stated maturity without penalty. The Company normally invests in short-to-medium term security investments to emphasize liquidity.

FEDERAL  RESERVE  BANK  AND  FEDERAL  HOME  LOAN  BANK  STOCK
-------------------------------------------------------------

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB), the Bank maintains an investment in their capital stock, each of which pay a dividend (currently 6% for the FRB and approximately 5% for the FHLB). The total investment, which amounted to $2,805,000 at June 30, 2003, compared to $1,108,000 at December 31, 2002, fluctuates based on specific factors (the Bank's capital level for the FRB and the Bank's loans for the FHLB). The Bank became a member of the FHLB during the second quarter of 2003.

LOANS  RECEIVABLE,  NET  OF  DEFERRED  FEES AND ALLOWANCE FOR LOAN LOSS RESERVES
--------------------------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan loss reserves, increased to $570,590,000 at June 30, 2003, from $485,301,000 at December 31,
2002. The growth reflected new originations of commercial real estate and multifamily mortgage loans, partially offset by principal repayments. Commercial real estate and multifamily real estate properties collateralized almost all of the loans in the Company's loan portfolio. At June 30, 2003 and December 31, 2002, there were no loans classified as nonaccrual or impaired.

At June 30, 2003, the allowance for loan loss reserves amounted to $5,385,000, compared to $4,611,000 at December 31, 2002. The allowance represented 0.93% of total loans (net of deferred fees) outstanding at June 30, 2003, compared to 0.94% at December 31, 2002. The increase in the allowance was due to provisions aggregating $774,000 during the period resulting from loan growth.

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

FORECLOSED  REAL  ESTATE
------------------------

At June 30, 2003, there was no foreclosed real estate, compared to one commercial real estate property located in the State of Florida with a carrying value of $1,081,000 at year-end 2002. In the second quarter of 2003, the Bank sold this property for net proceeds of approximately $1,030,000 (consisting of cash, after selling costs, of $150,000 and a mortgage of $880,000 provided by the Bank). The net loss of $51,000 from the sale was included in noninterest expenses (foreclosed real estate expense) in the consolidated statement of earnings.

ALL  OTHER  ASSETS
------------------

The following table sets forth the composition of the caption "All other assets" in the table on page 15 as follows:

                                                 At June 30,  At December 31,
                                                 -----------  ---------------
     ($in thousands)                                2003          2002
     --------------------------------------------------------------------
     Accrued interest receivable                   $ 4,138       $ 4,263
     Loans fee receivable                            4,711         3,706
     Premises and equipment, net                     5,924         6,098
     Deferred income tax asset                       2,504         1,997
     Deferred debenture offering costs, net          3,595         3,498
     All other                                         272           384
     --------------------------------------------------------------------
                                                   $21,144       $19,946
     --------------------------------------------------------------------

Accrued interest receivable fluctuates based on the level of interest-earning assets and the timing of interest payments received therefrom.

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

The deferred income tax asset relates primarily to the unrealized tax benefit on the Company's allowance for loan loss reserves, depreciation, and organizational start-up costs. These charges have been expensed for financial statement purposes, but are not all currently deductible for income tax purposes. The ultimate realization of the deferred tax asset is dependent upon the generation of sufficient taxable income by the Company during the periods in which these temporary differences become deductible for tax purposes. Management believes that it is more likely than not that the Company's deferred tax asset will be realized because the Company expects to generate sufficient taxable earnings and accordingly, a valuation allowance for deferred tax assets is not maintained.

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The increase was due to $554,000 of costs incurred by Intervest Mortgage Corporation in the first half of 2003 in connection with the sale of its Series 01/21/03 debentures, and $53,000 incurred to date with respect to a new series as described below, partially offset by normal amortization during the period. Intervest Mortgage Corporation filed a registration statement in the second quarter of 2003 to issue subordinated debentures in the aggregate principal amount of up to $8,500,000. These debentures are expected to be sold in the third quarter of 2003.

DEPOSIT  LIABILITIES
--------------------

Deposit liabilities increased to $553,388,000 at June 30, 2003, from $505,958,000 at December 31, 2002, primarily reflecting increases in money market and certificate of deposit accounts of $6,872,000 and $38,730,000, respectively. At June 30, 2003, certificate of deposit accounts totaled
$363,713,000 and checking, savings and money market accounts aggregated $189,675,000. The same categories of deposit accounts totaled $324,983,000 and $180,975,000, respectively, at December 31, 2002. Certificate of deposit accounts represented 66% of total deposits at June 30, 2003 and 64% at December 31, 2002.

DEBENTURES  PAYABLE,  RELATED  ACCRUED  INTEREST  PAYABLE  AND  TRUST  PREFERRED
--------------------------------------------------------------------------------
SECURITIES
----------

At June 30, 2003, debentures payable amounted to $90,490,000, compared to $84,430,000 at year-end 2002. The increase was due to the sale of debentures by Intervest Mortgage Corporation (Series 01/21/03 totaling $7,500,000 in principal amount and maturing at various times through July 1, 2010) as part of its normal funding of its mortgage loan originations. This increase was partially offset by the maturity and repayment of $1,400,000 of its Series 11/10/98 debentures and the conversion of the Holding Company's convertible debentures in the aggregate principal amount of $40,000 into shares of Class A common stock at the election of the debenture holders.

The sale of the aforementioned debentures, after underwriter's commissions and other issuance costs, resulted in net proceeds of $6,935,000. At June 30, 2003, Intervest Mortgage Corporation had $80,100,000 of debentures payable outstanding, compared to $74,000,000 at December 31, 2002.

At June 30, 2003, the Holding Company had $10,390,000 of debentures payable outstanding, of which $6,890,000 were convertible into its Class A common stock at a current conversion price of $10.01 per share through December 31, 2003.

At June 30, 2003 and December 31, 2002, the Holding Company, through its wholly owned subsidiary Intervest Statutory Trust I, has Trust Preferred Securities (Junior Debentures Payable) outstanding totaling $15,000,000 that qualify as regulatory capital.

At June 30, 2003, accrued interest payable on all debentures amounted to $14,774,000, compared to $13,872,000 at year-end 2002. Nearly all of the accrued interest payable is due and payable at the maturity of various debentures. For a further discussion of all the debentures, including conversion prices and redemption premiums, see notes 7 and 9 to the consolidated financial statements included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002.

NOTE  PAYABLE
-------------

At June 30, 2003 and December 31, 2002, note payable amounted to $260,000 and $266,000, respectively. The note was issued by the Bank in 2002 in connection with the Bank's purchase of property that is located across from its Court Street branch office in Florida. The note matures in February of 2017 and calls for monthly payments of principal and interest at 7% per annum.

ALL  OTHER  LIABILITIES
-----------------------

The table below sets forth the composition of the caption "All other liabilities" in the table on page 15 as follows:

                                                 At June 30,  At December 31,
                                                 -----------  ---------------
     ($in thousands)                                2003           2002
     ------------------------------------------------------------------------
     Mortgage escrow funds payable                $ 8,926        $ 5,894
     Official checks outstanding                    5,538          4,373
     Accrued interest payable on deposits             906            895
     Income taxes payable                             457            526
     All other                                      2,029          1,639
     ------------------------------------------------------------------------
                                                  $17,856        $13,327
     ------------------------------------------------------------------------

Mortgage escrow funds payable represent advance payments made by borrowers for taxes and insurance that are remitted by the Company to third parties. The increase reflects the growth in the loan portfolio as well as the timing of payments to taxing authorities. The level of official checks outstanding varies and fluctuates based on banking activity. The level of accrued interest payable on deposits fluctuates based on total deposits and timing of interest payments. The level of income taxes payable fluctuates based on the Company's earnings, effective tax rate and timing of tax payments. All other is comprised mainly of accrued expenses as well as fees received on loan commitments that have not yet been funded.

STOCKHOLDERS'  EQUITY  AND  REGULATORY  CAPITAL
-----------------------------------------------

Stockholders' equity increased to $58,009,000 at June 30, 2003, from $53,126,000 at December 31, 2002 due to the following: net earnings of $4,367,000; the issuance of 30,000 shares ($215,000) of Class B common stock to acquire Intervest Securities Corporation; the issuance of 5,948 shares ($42,000) of Class A common stock upon the conversion of convertible debentures; the issuance of 5,200 shares ($52,000) of Class A common stock upon the exercise of common stock warrants; and the recording of $207,000 of compensation expense related to stock warrants held by employees and directors. For discussion of compensation related to stock warrants, see note 5 to the condensed consolidated financial statements in this report.

The Bank is a well-capitalized institution as defined in applicable banking regulations. See note 4 to the condensed consolidated financial statements in this report for the Bank's capital ratios.

                         ASSET AND LIABILITY MANAGEMENT
                         ------------------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The primary objective of the Company's asset/liability management strategy is to limit, within its established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital.

The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. The Company's one-year interest rate sensitivity gap was a positive $154,449,000, or 20.6% of total assets, at June 30, 2003, compared to a positive $107,681,000, or 15.7%, at December 31, 2002. The increase was primarily due to the origination of new floating-rate loans as well as existing loans migrating into the less than one-year maturity timeframe. The new loans were funded primarily by increases in deposits and borrowed funds with maturity dates of over one year.

In computing the gap, the Company treats its interest checking, money market and savings deposit accounts as immediately repricing. Further, the Company has a "floor," or minimum rate, on many of its floating-rate loans that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan's interest rate. This feature reduces the effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward. For a further discussion of interest rate risk and gap analysis, including the assumptions used in preparing the gap, see the Company's 2002 Annual Report to Stockholders on Form 10-K, pages 32 and 33.

The  table  that  follows  summarizes  the Company's interest-earning assets and
interest-bearing  liabilities  as  of    June  30,  2003,  that are scheduled to
mature  or  reprice  within  the  periods  shown.

                                                0-3       4-12   Over 1-4     Over 4
                                                ---      -----   --------     ------
($ in thousands)                             Months     Months      Years      Years      Total
-------------------------------------------------------------------------------------------------
Loans (1)                                   $180,030   $233,867   $115,843   $ 52,858   $582,598
Securities held to maturity (2)               25,246     50,487     46,100          -    121,833
Short-term investments                        26,548          -          -          -     26,548
FRB and FHLB stock                             1,691          -          -      1,114      2,805
-------------------------------------------------------------------------------------------------
Total rate-sensitive assets                 $233,515   $284,354   $161,943   $ 53,972   $733,784
-------------------------------------------------------------------------------------------------
Deposit accounts (3):
  Interest checking deposits                $ 10,001   $      -   $      -   $      -   $ 10,001
  Savings deposits                            31,583          -          -          -     31,583
  Money market deposits                      141,165          -          -          -    141,165
  Certificates of deposit                     48,532     80,385    154,409     80,387    363,713
                                            -----------------------------------------------------
  Total deposits                             231,281     80,385    154,409     80,387    546,462
Debentures payable (1)                        41,500      2,250     18,100     28,640     90,490
Debentures payable- capital securities (1)         -          -          -     15,000     15,000
Accrued interest on all debentures (1)         7,651        353      3,314      3,456     14,774
Note payable                                       -          -          -        260        260
-------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities            $280,432   $ 82,988   $175,823   $127,743   $666,986
-------------------------------------------------------------------------------------------------
GAP (repricing differences)                 $(46,917)  $201,366   $(13,880)  $(73,771)  $ 66,798
-------------------------------------------------------------------------------------------------
Cumulative GAP                              $(46,917)  $154,449   $140,569   $ 66,798   $ 66,798
-------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                  -6.3%      20.6%      18.7%       8.9%       8.9%
-------------------------------------------------------------------------------------------------


     Significant  assumptions  used  in  preparing  the  preceding  gap  table  follow:

(1) Floating-rate loans and debentures payable are included in the period in which their interest rates  are  next  scheduled  to adjust rather than in the period in which they mature. Fixed-rate loans  and debentures payable are scheduled, including repayments, according to their contractual maturities.  Deferred  loan  fees  are  excluded from this analysis; (2) securities are scheduled according  to the earlier of their contractual maturity or the date in which the interest rate is scheduled  to  increase.  The  effects  of possible prepayments that may result from the issuer's right  to  call  a security before its contractual maturity date are not considered; (3) interest checking,  savings  and  money  market  deposits  are  regarded  as ready accessible withdrawable accounts;  and  certificates  of  deposit  are  scheduled  through  their  maturity  dates.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Bank's branch offices and through the mail; amortization, satisfactions and repayments of loans; the maturities and calls of securities; sales of debentures; borrowings in the federal funds market and cash provided by operating activities. As a member of the FHLB and the FRB, the Bank also has the ability to borrow from these institutions on a secured basis. Additionally, the Bank has agreements with correspondent banks whereby it may borrow on an overnight and unsecured basis up to $16,000,000. There were no outstanding borrowings under any of these lines.

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments. The Company's maximum exposure to credit risk is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

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

The contractual amounts of the Company's off-balance sheet financial instruments is as follows:

                                     At June 30,    At Dec 31,
                                     -----------    ----------
     ($ in thousands)                   2003          2002
     ---------------------------------------------------------
     Unfunded loan commitments        $103,107       $68,244
     Available lines of credit             795           533
     Standby letters of credit             567         1,267
     ---------------------------------------------------------
                                      $104,469       $70,044
     ---------------------------------------------------------

  COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2003 AND
  ----------------------------------------------------------------------------
                                      2002
                                      ----
OVERVIEW
--------

Consolidated net earnings in the second quarter of 2003 increased to $2,566,000, from $1,644,000 in the second quarter of 2002. Earnings per share on a diluted basis increased to $0.45 in the second quarter of 2003, from $0.33 in the second quarter of 2002. The earnings per share computation for the 2003 period included a higher number of common shares outstanding resulting from the exercise of common stock warrants in the latter part of 2002.

The improvement in earning was attributable to increases in both net interest and dividend income and noninterest income. Net interest and dividend income was higher by $1,028,000 reflecting growth in the loan portfolio, while noninterest income increased by $798,000 due to higher income from loan prepayments as well as fees earned from loan commitments that expired during the period. These increases were partially offset by a $199,000 increase in noninterest expenses (most of which was attributable to the Company's growth) and a $701,000 increase in the provision for income taxes due to higher pre-tax income.

Selected information regarding results of operations for the second quarter of 2003 follows:

                                                  Intervest   Intervest   Intervest     Intervest      Inter-
                                        Holding    National    Mortgage   Statutory    Securities     Company
($in thousands)                         Company        Bank        Corp     Trust I      Corp (2)    Balances   Consolidated
----------------------------------------------------------------------------------------------------------------------------
Interest and dividend income           $    284   $   9,812   $   2,385  $      381  $         -   $    (392)  $      12,470
Interest expense                            687       4,534       1,765         370            -        (392)          6,964
                                       -------------------------------------------------------------------------------------
Net interest and dividend income           (403)      5,278         620          11            -           -           5,506
Provision for loan loss reserves             (1)        395          36           -            -           -             430
Noninterest income                           49         993         670           -            -        (536)          1,176
Noninterest expenses                        214       1,821         368          11            1        (536)          1,879
                                       -------------------------------------------------------------------------------------
Earnings before taxes                      (567)      4,055         886           -           (1)          -           4,373
Provision for income taxes                 (257)      1,662         402           -            -           -           1,807
----------------------------------------------------------------------------------------------------------------------------
Net earnings                           $   (310)  $   2,393   $     484  $        -  $        (1)  $       -   $       2,566
----------------------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)             $    375   $    (375)  $       -  $        -  $         -   $       -   $           -
Net earnings for same period of 2002   $   (329)  $   1,484   $     489  $        -  $         -   $       -   $       1,644
----------------------------------------------------------------------------------------------------------------------------

(1)  The Bank pays a monthly dividend of $125,000 to the Holding Company in order to provide funds for the debt service on the Junior Debentures-Capital Securities (the proceeds of which were contributed to the Bank as capital in
     December 2001).
(2)  Results  are  from  date  of  acquisition,  June  2,  2003,  thru  June  30,  2003.

NET  INTEREST  AND  DIVIDEND  INCOME
------------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest and dividend income increased to $5,506,000 in the second quarter of 2003, from $4,478,000 in the same period of 2002. The increase was attributable to growth of $141,543,000 in average interest-earning assets due to new mortgage loans of $122,639,000 and an increase in security and other short-term investments aggregating $18,904,000. The increases were funded by $106,519,000 of new deposits, $16,170,000 of additional borrowed funds and a $13,328,000 increase in stockholders' equity.

The Company's net interest margin remained nearly unchanged at 3.06% in the second quarter of 2003, compared to 3.10% in the same period of 2002. In a declining interest rate environment, the yield on interest-earning assets decreased 68 basis points (bp) to 6.93% in the 2003 period due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on security and other short-term investments. The cost of funds decreased 65 bp to 4.25% in the 2003 period due to lower rates paid on deposit accounts and a rate decrease on floating-rate debentures. The debentures are indexed to the JPMorgan Chase Bank prime rate, which has decreased by a total of 75 bp from July 2002 to June 2003. The recent decline of 25 bp in June will further reduce interest expense on such debentures beginning in July 2003.

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

                                                   ---------------------------------------------------------------
                                                                             Quarter Ended
                                                   ---------------------------------------------------------------
                                                             June 30, 2003                    June 30, 2002
                                                   --------------------------------  -----------------------------
                                                    Average    Interest     Yield/    Average   Interest    Yield/
($ in thousands)                                    Balance    Inc./Exp.     Rate     Balance   Inc./Exp.    Rate
------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
   Loans                                           $558,262   $   11,613      8.34%  $435,623   $    9,972   9.18%
   Securities                                       135,071          770      2.29    132,345          983   2.98
   Other interest-earning assets                     28,349           87      1.23     12,171           53   1.75
------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       721,682   $   12,470      6.93%   580,139   $   11,008   7.61%
------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                           14,082                            15,643
------------------------------------------------------------------------------------------------------------------
Total assets                                       $735,764                          $595,782
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest checking deposits                      $ 11,156   $       44      1.58%  $  9,640   $       59   2.45%
   Savings deposits                                  31,745          151      1.91     29,938          208   2.79
   Money market deposits                            141,443          670      1.90    122,896          852   2.78
   Certificates of deposit                          353,556        3,653      4.14    268,907        3,228   4.81
------------------------------------------------------------------------------------------------------------------
Total deposit accounts                              537,900        4,518      3.37    431,381        4,347   4.04
------------------------------------------------------------------------------------------------------------------
   Debentures and related interest payable          104,063        2,067      7.97     87,882        1,804   8.23
   Junior debentures - capital securities            15,000          374     10.00     15,000          374  10.00
   Note payable                                         262            5      7.00        273            5   7.00
------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                119,325        2,446      8.22    103,155        2,183   8.49
------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  657,225   $    6,964      4.25%   534,536   $    6,530   4.90%
------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                          5,013                             5,040
Noninterest-bearing liabilities                      17,544                            13,552
Stockholders' equity                                 55,982                            42,654
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $735,764                          $595,782
------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                       $    5,506      2.68%             $    4,478   2.71%
------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $ 64,457                   3.06%  $ 45,603                3.10%
------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities               1.10                             1.09x
------------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (1)                         1.40%                            1.10%
  Return on average equity  (1)                       18.33%                           15.42%
  Noninterest expense to average assets (1)            1.02%                            1.13%
  Efficiency ratio (2)                                   28%                              35%
  Average stockholders' equity to average assets       7.61%                            7.16%
------------------------------------------------------------------------------------------------------------------

(1)  Annualized
(2)  Defined  as  noninterest expenses as a percentage of net interest income before the provision for loan losses plus  noninterest  income.

PROVISION  FOR  LOAN  LOSS  RESERVES
------------------------------------

The provision for loan losses was $430,000 in the second quarter of 2003, versus $426,000 in the same quarter of 2002. The provision is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves for each subsidiary, which takes into consideration a number of factors as discussed on page 16 of this report. The provisions were a function of loan growth
($44,184,000  in  the  2003  period  and  $45,297,000  in  the  2002  period).

NONINTEREST  INCOME
-------------------

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

Noninterest income increased $798,000 to $1,176,000 in the second quarter of 2003, from $378,000 in the second quarter of 2002, due to higher income from loan prepayments as well as fees earned from loan commitments that expired during the period.

NONINTEREST  EXPENSES
---------------------

Noninterest expenses increased $199,000 to $1,879,000 in the second quarter of 2003, from $1,680,000 in the comparable quarter of 2002. the increase was largely due to the following: a $76,000 increase in operational charges; a $75,000 increase in compensation and benefits expense; a $42,000 increase in data processing expense; and a $22,000 increase in director expense. These items were partially offset by a $20,000 decrease in advertising expense.

The increase in operational charges was a direct function of growth in the Bank's transactional deposit accounts.

The increase in compensation and benefits expense was due to $144,000 resulting from additional staff (62 full-time employees at June 30, 2003 vs. 57 at June 30, 2002), salary increases and a higher cost of employee benefits. These items were partially offset by a $41,000 increase in SFAS 91 direct fee income (due to increased loan originations as well as a higher amount recognized per loan origination) and bonus payments of $37,000 made to the Chairman of the Company in the 2002 quarter that did not recur in 2003.

The increase in data processing expense was due to growth in the Bank's assets. The Bank engages a third-party servicer for its main data processing and the fee is a function of the Bank's total assets ($626,909,000 at June 30, 2003, versus $529,258,000 at June 30, 2002).

The increase in director expense was due to an increase in director fees beginning in June 2003.

The decrease in advertising expenses was due to less advertising for loans and deposits.

PROVISION  FOR  INCOME  TAXES
-----------------------------

The provision for income taxes increased to $1,807,000 in the second quarter of 2003, from $1,106,000 in the second quarter of 2002, due to higher pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 41% in the 2003 period, compared to 40% in the 2002 period.

  COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2003 AND
  ------------------------------------------------------------------------------
                                      2002
                                      ----
OVERVIEW
--------

Consolidated net earnings for the first half of 2003 increased to $4,367,000, or $0.77 per diluted share, from $2,892,000, or $0.60 per diluted share, in the first half of 2002. The improvement in earnings for the first half of 2003 was due to the same factors that contributed to the 2003 quarterly earnings increase. Net interest and dividend income increased by $2,227,000, while noninterest income increased by $853,000. These increases were partially offset by a $521,000 increase in noninterest expenses and a $1,082,000 increase in the provision for income taxes.

Selected information regarding results of operations for the first half of 2003 follows:

                                                  Intervest   Intervest   Intervest     Intervest      Inter-
                                        Holding    National    Mortgage   Statutory    Securities     Company
($in thousands)                         Company        Bank        Corp     Trust I      Corp (2)    Balances   Consolidated
----------------------------------------------------------------------------------------------------------------------------
Interest and dividend income           $    553   $  19,114   $   4,477  $      764  $         -   $    (813)  $      24,095
Interest expense                          1,372       9,029       3,423         741            -        (813)         13,752
                                       -------------------------------------------------------------------------------------
Net interest and dividend income           (819)     10,085       1,054          23            -           -          10,343
Provision for loan loss reserves             28         653          93           -            -           -             774
Noninterest income                           99       1,261       1,209           -            -      (1,064)          1,505
Noninterest expenses                        363       3,580         760          23            1      (1,064)          3,663
                                       -------------------------------------------------------------------------------------
Earnings before taxes                    (1,111)      7,113       1,410           -           (1)          -           7,411
Provision for income taxes                 (504)      2,907         641           -            -           -           3,044
----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                    $   (607)  $   4,206   $     769  $        -  $       ( 1)  $       -   $       4,367
----------------------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)             $    750   $    (750)  $       -  $        -  $         -   $       -   $           -
Net earnings for same period of 2002   $   (582)  $   2,720   $     754  $        -  $         -   $       -   $       2,892
----------------------------------------------------------------------------------------------------------------------------

(1)     The  Bank  pays a monthly dividend of $125,000 to the Holding Company in order to provide funds for the debt service on  the  Junior  Debentures-Capital  Securities  (the  proceeds  of which were contributed to the Bank as capital in
        December  2001).
(2)     Results  are  from  date  of  acquisition,  June  2,  2003,  thru  June  30,  2003.

NET  INTEREST  AND  DIVIDEND  INCOME
------------------------------------

Net interest and dividend income increased to $10,343,000 in the first half of 2003, from $8,116,000 in the same period of 2002. The increase was attributable to growth of $158,197,000 in the Company's average interest-earning assets due to new mortgage loans of $122,630,000 and an increase in security and other short-term investments aggregating $35,567,000. The increases were funded by $127,247,000 of new deposits, $14,381,000 of additional borrowed funds and a $13,115,000 increase in stockholders' equity.

The Company's net interest margin remained nearly unchanged at 2.96% in the first half of 2003, compared to 3.00% in the same period of 2002. In a declining interest rate environment, the yield on interest-earning assets decreased 75 bp to 6.90% in the first half of 2003, while its cost of funds also decreased 75 bp to 4.31% in the first half of 2003. The reasons for the decreases are the same as those discussed in the "Comparison of Results of Operations for the Quarters Ended June 30, 2003 and 2002."

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. For a further description of the table, see the section "Comparison of Results of Operations for the Quarters Ended June 30, 2003 and 2002."

                                                    --------------------------------------------------------------
                                                                           Six-Months Ended
                                                    --------------------------------------------------------------
                                                             June 30, 2003                     June 30, 2002
                                                    -------------------------------  -----------------------------
                                                    Average    Interest     Yield/    Average   Interest    Yield/
($in thousands)                                     Balance    Inc./Exp.     Rate     Balance   Inc./Exp.    Rate
------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
   Loans                                           $533,845   $   22,283      8.42%  $411,215   $   18,792   9.22%
   Securities                                       146,532        1,657      2.28    123,574        1,825   2.98
   Other interest-earning assets                     24,217          155      1.29     11,608          102   1.77
------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       704,594   $   24,095      6.90%   546,397   $   20,719   7.65%
------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                           14,564                            14,824
------------------------------------------------------------------------------------------------------------------
Total assets                                       $719,158                          $561,221
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest checking deposits                      $ 11,492   $      100      1.75%  $  9,602   $      119   2.50%
   Savings deposits                                  31,443          313      2.01     28,398          401   2.85
   Money market deposits                            140,169        1,392      2.00    106,158        1,488   2.83
   Certificates of deposit                          343,716        7,166      4.20    255,415        6,261   4.94
------------------------------------------------------------------------------------------------------------------
Total deposit accounts                              526,820        8,971      3.43    399,573        8,269   4.17
------------------------------------------------------------------------------------------------------------------
   Federal funds purchased                                -            -         -        171            2   1.96
   Debentures and related interest payable          101,366        4,024      8.01     86,869        3,577   8.30
   Junior debentures - capital securities            15,000          748     10.06     15,000          748  10.06
   Note payable                                         264            9      6.98        209            7   6.98
------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                116,630        4,781      8.27    102,249        4,334   8.55
------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  643,450   $   13,752      4.31%   501,822   $   12,603   5.06%
------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                          5,060                             5,593
Noninterest-bearing liabilities                      15,788                            12,061
Stockholders' equity                                 54,860                            41,745
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $719,158                          $561,221
------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                       $   10,343      2.59%             $    8,116   2.59%
------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $ 61,144                   2.96%  $ 44,575                3.00%
------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities               1.10                             1.09x
------------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (1)                         1.21%                            1.03%
  Return on average equity  (1)                       15.92%                           13.86%
  Noninterest expense to average assets (1)            1.02%                            1.12%
  Efficiency ratio (2)                                   31%                              36%
  Average stockholders' equity to average assets       7.63%                            7.44%
------------------------------------------------------------------------------------------------------------------

(1)  Annualized
(2)  Defined  as  noninterest expenses as a percentage of net interest income before the provision for loan losses plus  noninterest  income.

PROVISION  FOR  LOAN  LOSS  RESERVES
------------------------------------

The provision for loan losses was $774,000 in the first half of 2003, versus $772,000 in the same period of 2002. The provisions were a function of loan growth ($87,296,000 in the 2003 period and $82,286,000 in the 2002 period).

NONINTEREST  INCOME
-------------------

Noninterest income increased $853,000 to $1,505,000 in the first half of 2003, from $652,000 in the same period of 2002. The increase was due to due to higher income from loan prepayments as well as fees earned from loan commitments that expired during the period.

NONINTEREST  EXPENSES
---------------------

Noninterest expenses increased $521,000 to $3,663,000 in the first half of 2003, from $3,142,000 in the comparable period of 2002. The increase was largely due to the following: a $226,000 increase in compensation and benefits expense; a $91,000 increase in operational charges; a $72,000 increase in data processing expense; a $45,000 increase in foreclosed real estate expense; a $27,000 increase in FDIC and general insurance expense; and a $22,000 increase in director expense. These items were partially offset by a $12,000 decrease in advertising expense.

The increase in compensation and benefits expense was due to $294,000 resulting from additional staff (62 full-time employees at June 30, 2003 vs. 57 at June 30, 2002), salary increases and a higher cost of employee benefits, and $77,000 of expense associated with common stock warrants held by employees and directors (as a result of an increase in the Company's Class A common stock price during the period). These items were partially offset by a $70,000 increase in SFAS 91 direct fee income (due to increased loan originations as well as a higher amount recognized per loan origination) and bonus payments of $75,000 made to the Chairman of the Company in 2002 that did not recur in 2003. See note 5 to the condensed consolidated financial statements in this report for information regarding common stock warrants.

The increased in foreclosed real estate expense was due to a net loss of $51,000 recorded in connection with the sale of the Bank's foreclosed real estate. In addition, foreclosed real estate expense, net of any rental income, consists mostly of real estate taxes, insurance, utilities, maintenance, professional fees and other charges required to protect the Company's interest in the property.

The increase in FDIC and general insurance expense was due to higher FDIC premium expense due to deposit growth and higher general insurance premiums due to rate increases.

The reasons for the changes in operational charges, data processing expense, director expense and advertising expense are the same as those discussed in the section "Comparison of Results of Operations for the Quarters Ended June 30, 2003 and 2002."

PROVISION  FOR  INCOME  TAXES
-----------------------------

The provision for income taxes increased to $3,044,000 in the first half of 2003, from $1,962,000 in the first half of 2002, due to higher pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 41% in the 2003 period, compared to 40% in the 2002 period.

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

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within its established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield versus cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the

Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation  of  disclosure  controls and procedures.  The Company maintains
     ----------------------------------------------------
controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b)  Changes  in internal controls.   The Company made no significant changes in
     ------------------------------
its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

        Not  Applicable

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

(a)     Not  Applicable

(b)     Not  Applicable

(c)     Not  Applicable

(d)     Not  Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

        Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a)     An  Annual  Meeting  of  Stockholders  was  held  on  May  23,  2003.

(b) Pursuant to the Company's charter and bylaws, one-third of the directors are elected by the holders of Class A common stock and two-thirds are elected by holders of Class B common stock. On all other matters, Class A and Class B common stockholders vote together as a single class. Each of the persons named in the Proxy Statement dated April
        22, 2003 as a nominee for Director was elected for a one-year term expiring on the date of the next annual meeting (see Item 4-C).

(c) The table below summarizes voting results on the matter submitted to the Company's common stockholders:

---------------------------------------------------------------------------
                                     FOR     AGAINST OR WITHHELD  ABSTAINED
---------------------------------------------------------------------------
ELECTION OF DIRECTORS - CLASS A
--------------------------------
Michael A. Callen                 4,043,034                5,600          -
Wayne F. Holly                    4,040,034                8,300          -
Lawton Swan, III                  4,043,034                5,600          -

ELECTION OF DIRECTORS  - CLASS B
--------------------------------
Lawrence G. Bergman                 355,000                    -          -
Jerome Dansker                      355,000                    -          -
Lowell S. Dansker                   355,000                    -          -
Paul DeRosa                         355,000                    -          -
Thomas E. Willett                   355,000                    -          -
David J. Willmott                   355,000                    -          -
Wesley T. Wood                      355,000                    -          -
---------------------------------------------------------------------------

(d)     Not  Applicable

ITEM  5.  OTHER  INFORMATION

        Not  Applicable

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     The  following  exhibit  is  filed  as  part  of  this  report.

        99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b) A report on Form 8-K was filed on April 14, 2003 by the registrant to provide, under Item 9, its quarterly earnings release for the period ended March 31, 2003.

        A report on Form 8-K was filed on June 2, 2003 by the registrant to report, under Item 5, the completion of its acquisition of all of the shares of capital stock of Intervest Securities Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST  BANCSHARES  CORPORATION  AND  SUBSIDIARIES



Date: August 8, 2003                       By:    /s/ Lowell S. Dansker
                                           ------------------------------
                                           Lowell S. Dansker, Vice Chairman, President and Treasurer
                                          (Principal Executive and Financial Officer)

Date: August 8, 2003                       By:    /s/ Lawrence G. Bergman
                                           ------------------------------
                                           Lawrence G. Bergman, Vice President and Secretary

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

          /s/  Lowell  S.  Dansker
          ------------------------
          Lowell  S.  Dansker,  Vice  Chairman,  President  and  Treasurer
          (Principal  Executive  and  Financial  Officer)
          August  8,  2003