Form 10-Q
period 2003-09-30
INTERVEST BANCSHARES CORP
filed 2003-11-12
CIK 927807

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                               ------------------


                          Commission File No. 000-23377
                                              ---------

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                              13-3699013
     ----------------------------------     -------------------------------
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
YES  XX  NO.
     --       --

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
YES      NO XX
     --     --

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Title of Each Class:                                Shares Outstanding:
     --------------------                                -------------------

     Class A Common Stock, $1.00 par value per share     4,762,986 Outstanding at October 17, 2003
     -----------------------------------------------     -----------------------------------------

     Class B Common Stock, $1.00 par value per share       385,000 Outstanding at October 17, 2003
     -----------------------------------------------     -----------------------------------------




================================================================================

                          INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                              FORM 10-Q
                                          SEPTEMBER 30, 2003
                                          TABLE OF CONTENTS


     PART I. FINANCIAL INFORMATION                                                               Page
                                                                                                 ----
          ITEM 1.  FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets
                  as of September 30, 2003 (Unaudited) and December 31, 2002 . . . . . . . . . . .  2

               Condensed Consolidated Statements of Earnings (Unaudited)
                  for the Quarters and Nine-Months Ended September 30, 2003 and 2002 . . . . . . .  3

               Condensed Consolidated Statements of Comprehensive Income (Unaudited)
                  for the Quarters and Nine-Months Ended September 30, 2003 and 2002 . . . . . . .  4

               Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                  for the Nine-Months Ended September 30, 2003 and 2002. . . . . . . . . . . . . .  5

               Condensed Consolidated Statements of Cash Flows (Unaudited)
                  for the Nine-Months Ended September 30, 2003 and 2002. . . . . . . . . . . . . .  6

               Notes to Condensed Consolidated Financial Statements (Unaudited). . . . . . . . . .  7

               Review by Independent Certified Public Accountants. . . . . . . . . . . . . . . . . 12

               Report on Reviews by Independent Certified Public Accountants . . . . . . . . . . . 13

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

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

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . 26

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . 26

          ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . 26

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

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

                                       INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                  SEPTEMBER 30,   DECEMBER 31,
($in thousands, except par value)                                                                     2003            2002
-------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                               (Unaudited)
Cash and due from banks                                                                          $         7,838  $      10,351
Federal funds sold                                                                                        24,267          9,114
Commercial paper                                                                                           3,275          7,950
Other short-term investments                                                                               2,315          3,434
    Total cash and cash equivalents                                                                       37,695         30,849
                                                                                                 ---------------  -------------
Time deposits with banks                                                                                       -          2,000
Securities held to maturity, net (estimated fair value of $134,559 and $146,560,  respectively)          134,164        145,694
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                                             2,805          1,108
Loans receivable (net of allowance for loan losses of $5,987 and $4,611, respectively)                   625,374        485,301
Accrued interest receivable                                                                                4,311          4,263
Loan fees receivable                                                                                       5,199          3,706
Premises and equipment, net                                                                                5,862          6,098
Foreclosed real estate                                                                                         -          1,081
Deferred income tax asset                                                                                  2,900          1,997
Deferred debenture offering costs, net                                                                     4,312          3,498
Other assets                                                                                                 278            384
===============================================================================================================================
TOTAL ASSETS                                                                                     $       822,900  $     685,979
===============================================================================================================================
LIABILITIES
Deposits:
   Noninterest-bearing demand deposit accounts                                                   $         5,850  $       5,924
   Interest-bearing deposit accounts:
     Checking (NOW) accounts                                                                              14,570         10,584
     Savings accounts                                                                                     32,760         30,174
     Money market accounts                                                                               150,678        134,293
     Certificate of deposit accounts                                                                     390,974        324,983
                                                                                                 ---------------  -------------
Total deposit accounts                                                                                   594,832        505,958
Subordinated debentures payable                                                                           98,760         84,430
Guaranteed preferred beneficial interest in junior subordinated debentures                                30,000         15,000
Accrued interest payable on all debentures                                                                15,345         13,872
Note payable                                                                                                 258            266
Accrued interest payable on deposits                                                                         914            895
Mortgage escrow funds payable                                                                             13,694          5,894
Official checks outstanding                                                                                2,440          4,373
Other liabilities                                                                                          2,912          2,165
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                        759,155        632,853
-------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                       -              -
Class A common stock ($1.00 par value, 9,500,000 shares authorized,
   4,668,686 and 4,348,087 shares issued and outstanding, respectively)                                    4,669          4,348
Class B common stock ($1.00 par value, 700,000 shares authorized,
   385,000 and  355,000 shares issued and outstanding, respectively)                                         385            355
Additional paid-in-capital, common                                                                        27,504         24,134
Retained earnings                                                                                         31,187         24,289
-------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                                63,745         53,126
===============================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $       822,900  $     685,979
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

                        INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                           (Unaudited)

                                                         QUARTER ENDED   |   NINE-MONTHS ENDED
                                                          SEPTEMBER 30,  |     SEPTEMBER 30,
                                                       ------------------|-----------------------
($in thousands, except per share data)                   2003      2002  |    2003        2002
-------------------------------------------------------------------------|-----------------------
                                                                         |
INTEREST AND DIVIDEND INCOME                                             |
Loans receivable                                       $ 12,172   $10,254| $  34,455   $   29,046
Securities                                                  609     1,064|     2,266        2,889
Other interest-earning assets                                64        78|       219          180
-------------------------------------------------------------------------|-----------------------
TOTAL INTEREST AND DIVIDEND INCOME                       12,845    11,396|    36,940       32,115
-------------------------------------------------------------------------|-----------------------
                                                                         |
INTEREST EXPENSE                                                         |
Deposits                                                  4,550     4,603|    13,521       12,872
Subordinated debentures                                   2,110     1,874|     6,134        5,451
Junior debentures - capital securities                      414       375|     1,162        1,123
Note payable                                                  5         5|        14           12
Federal funds purchased                                       -         -|         -            2
-------------------------------------------------------------------------|-----------------------
TOTAL INTEREST EXPENSE                                    7,079     6,857|    20,831       19,460
-------------------------------------------------------------------------|-----------------------
                                                                         |
NET INTEREST AND DIVIDEND INCOME                          5,766     4,539|    16,109       12,655
Provision for loan loss reserves                            602       192|     1,376          964
-------------------------------------------------------------------------|-----------------------
NET INTEREST AND DIVIDEND INCOME                                         |
     AFTER PROVISION FOR LOAN LOSS RESERVES               5,164     4,347|    14,733       11,691
-------------------------------------------------------------------------|-----------------------
                                                                         |
NONINTEREST INCOME                                                       |
Customer service fees                                        58        40|       146          123
Income from mortgage lending activities                     206       172|       620          380
Income from the early repayment of mortgage loans           747       518|     1,784          879
(Loss) gain from early call of investment securities        (11)        6|       (51)           6
All other                                                    38         -|        44            -
-------------------------------------------------------------------------|-----------------------
TOTAL NONINTEREST INCOME                                  1,038       736|     2,543        1,388
-------------------------------------------------------------------------|-----------------------
                                                                         |
NONINTEREST EXPENSES                                                     |
Salaries and employee benefits                              892       714|     2,656        2,252
Occupancy and equipment, net                                310       358|       948          995
Data processing                                             192       150|       530          416
Advertising and promotion                                     4        19|        26           53
Professional fees and services                               89        85|       276          250
Stationery, printing and supplies                            33        34|       112          105
Postage and delivery                                         23        24|        73           70
FDIC and general insurance                                   57        48|       168          132
All other                                                   212       162|       686          463
-------------------------------------------------------------------------|-----------------------
TOTAL NONINTEREST EXPENSES                                1,812     1,594|     5,475        4,736
-------------------------------------------------------------------------|-----------------------
Earnings before taxes                                     4,390     3,489|    11,801        8,343
Provision for income taxes                                1,859     1,385|     4,903        3,347
=========================================================================|=======================
NET EARNINGS                                           $  2,531   $ 2,104| $   6,898   $    4,996
=========================================================================|=======================
                                                                         |
BASIC EARNINGS PER SHARE                               $   0.52   $  0.52| $    1.45   $     1.26
DILUTED EARNINGS PER SHARE                             $   0.42   $  0.41| $    1.19   $     1.01
DIVIDENDS PER SHARE                                    $      -   $     -| $       -   $        -
-------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                    (Unaudited)


                                                                               QUARTER          NINE-MONTHS
                                                                                ENDED              ENDED
                                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                                          ----------------------------------------
($in thousands)                                                             2003     2002     2003        2002
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                              $  2,531  $2,104  $   6,898  $    4,996
------------------------------------------------------------------------------------------------------------------
Net unrealized holding gains (losses) on available-for-sale securities           -       8          -         (38)
Provision (credit) for income taxes related to unrealized gains (losses)
     on available-for-sale securities                                            -       4          -         (16)
------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                                    -       4          -         (22)
==================================================================================================================
TOTAL COMPREHENSIVE INCOME, NET OF TAX                                    $  2,531  $2,108  $   6,898  $    4,974
==================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                             INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (Unaudited)

                                                                                      NINE-MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                    ----------------------
($in thousands)                                                                       2003        2002
----------------------------------------------------------------------------------------------------------

CLASS A COMMON STOCK
Balance at beginning of period                                                      $   4,348  $    3,545
Issuance of 279,900 and 219,450 shares upon the exercise of warrants                      280         219
Issuance of 40,699 shares upon the conversion of debentures                                41           -
----------------------------------------------------------------------------------------------------------
Balance at end of period                                                                4,669       3,764
----------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of period                                                            355         355
Issuance of 30,000 shares for the acquisition of Intervest Securities Corporation          30           -
----------------------------------------------------------------------------------------------------------
Balance at end of period                                                                  385         355
----------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                         24,134      19,001
Compensation related to vesting of certain Class B stock warrants                          19          19
Compensation related to certain Class A stock warrants modified                           290          74
Issuance of 30,000 shares of Class B stock for the acquisition
   of Intervest Securities Corporation                                                    185           -
Issuance of 279,900 and 219,450 shares of Class A stock upon the exercise of
    warrants, inclusive of tax benefits                                                 2,522       1,437
Issuance of 40,699 shares of Class A stock upon the conversion of debentures              354           -
----------------------------------------------------------------------------------------------------------
Balance at end of period                                                               27,504      20,531
----------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                                         24,289      17,383
Net earnings for the period                                                             6,898       4,996
----------------------------------------------------------------------------------------------------------
Balance at end of period                                                               31,187      22,379
----------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period                                                              -         111
Net change in accumulated other comprehensive income, net                                   -         (22)
----------------------------------------------------------------------------------------------------------
Balance at end of period                                                                    -          89
----------------------------------------------------------------------------------------------------------

==========================================================================================================
TOTAL STOCKHOLDERS' EQUITY AT END OF PERIOD                                         $  63,745  $   47,118
==========================================================================================================

See accompanying notes to condensed consolidated financial statements.

                              INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                        NINE-MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                      -----------------------
($in thousands)                                                                          2003        2002
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                          $   6,898   $    4,996
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                               391          473
Provision for loan loss reserves                                                          1,376          964
Deferred income tax benefit                                                                (903)        (433)
Amortization of deferred debenture offering costs                                           784          677
Compensation expense related to common stock warrants                                       309           93
Amortization of premiums, fees and discounts, net                                        (1,130)        (534)
Net loss from sale of foreclosed real estate                                                 51            -
Net increase in accrued interest payable on debentures                                    1,610        1,903
Net decrease in official checks outstanding                                              (1,933)        (825)
Net change in all other assets and liabilities                                            4,175         (976)
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                11,628        6,338
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net decrease in interest-earning time deposits with banks                                 2,000          250
Maturities and calls of securities available for sale                                         -          500
Maturities and calls of securities held to maturity                                      92,490       69,285
Purchases of securities held to maturity                                                (82,625)    (117,905)
Net increase in loans receivable                                                       (142,622)     (85,691)
Sale of foreclosed real estate                                                              150            -
Cash acquired through acquisition of Intervest Securities Corporation                       218            -
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock, net                  (1,697)        (450)
Purchases of premises and equipment, net                                                   (155)        (352)
-------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (132,241)    (134,363)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in demand, savings, NOW and money market deposits                           22,883       54,812
Net increase in certificates of deposit                                                  65,991       69,374
Net increase in mortgage escrow funds payable                                             7,800        5,431
Principal repayments of debentures                                                       (1,400)      (2,500)
Principal repayments of note payable                                                         (8)          (6)
Proceeds from issuance of debentures, net of issuance costs                              29,391       12,490
Proceeds from issuance of common stock, net of issuance costs                             2,802        1,656
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               127,459      141,257
-------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                 6,846       13,232
Cash and cash equivalents at beginning of period                                         30,849       24,409
=============================================================================================================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  37,695   $   37,641
=============================================================================================================
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                                            $  18,418   $   16,844
  Income taxes                                                                            5,589        3,955
Noncash activities:
  Transfer of loan to foreclosed real estate, net of chargeoff                                -        1,081
  Loan to finance sale of foreclosed real estate                                            880            -
  Purchase of premises with note payable                                                      -          275
  Conversion of debentures and accrued interest into Class A common stock                   395            -
  Accumulated other comprehensive income,
   change in unrealized loss on securities available for sale, net of tax                     -          (22)
-------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION AND USE OF ESTIMATES

The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiaries in this report have not been audited except for information derived from the audited Consolidated Balance Sheet as of December 31, 2002. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The financial statements include the accounts of Intervest Bancshares Corporation (a financial holding company referred to by itself as the "Holding Company") and its subsidiaries, Intervest National Bank (the "Bank"), Intervest Mortgage Corporation, Intervest Securities Corporation, Intervest Statutory Trust I and Intervest Statutory Trust II. The entities are referred to collectively as the "Company" on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year's presentation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

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

NOTE  2  -  DESCRIPTION  OF  BUSINESS

The Holding Company is located at 10 Rockefeller Plaza in New York City and its primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. From time to time, the Holding Company also sells debentures to raise funds for working capital purposes. The Holding Company became a financial holding company effective January 23, 2003.

The Bank is a nationally chartered, full-service commercial bank that has its headquarters and full-service banking office at One Rockefeller Plaza in New York City, and a total of five full-service banking offices in Pinellas County, Florida - four in Clearwater and one in South Pasadena. The Bank conducts a personalized commercial and consumer banking business and attracts deposits from the areas served by its banking offices. It also provides internet banking services through its web site: www.intervestnatbank.com, which can attract deposit customers from outside its primary market areas. The deposits, together with funds derived from other sources, are used to originate real estate, commercial and consumer loans and to purchase investment securities. The Bank emphasizes multifamily and commercial real estate lending.

Intervest Mortgage Corporation is a mortgage investment company also located at 10 Rockefeller Plaza in New York City. It is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. Its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation are nonoperating entities that provide administrative services to Intervest Mortgage Corporation. Intervest Mortgage Corporation sells debentures to provide funding for its business.

Intervest Securities Corporation is a broker/dealer registered in nine states and is an NASD and SIPC member firm. It is also located at 10 Rockefeller Plaza in New York City and it participates as a selected dealer from time to time in offerings of debt securities of the Company, primarily those of Intervest Mortgage Corporation. On June 2, 2003, the Holding Company acquired all of the outstanding capital stock of Intervest Securities Corporation for 30,000 shares of its Class B common stock that was newly issued for this transaction. Intervest Securities Corporation's total assets consisted of approximately $218,000 of cash at the time of acquisition. Prior to the acquisition, Intervest Securities Corporation was an affiliated entity in that it was wholly owned by the spouse of the Chairman of the Holding Company.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  2  -  DESCRIPTION  OF  BUSINESS  -  CONTINUED

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

Intervest Statutory Trust I was formed in December 2001 and Intervest Statutory Trust II was formed in September 2003. Each was formed for the sole purpose of issuing and administering $15,000,000 of capital securities for a total of $30,000,000 as more fully described in note 4 below. The Trusts do not conduct any trade or business.

The Company will be moving from its present New York locations to the entire fourth floor of One Rockefeller Plaza, New York, NY. Renovations are expected to be completed by March 2004.

NOTE  3  -  ALLOWANCE  FOR  LOAN  LOSS  RESERVES

Activity in the allowance for loan loss reserves for the periods indicated is summarized as follows:

                                       Quarter Ended      Nine-Months Ended
                                       September 30,        September 30,
                                    ------------------  ---------------------
($in thousands)                       2003      2002      2003        2002
-----------------------------------------------------------------------------
Balance at beginning of period      $  5,385  $  4,109  $   4,611  $   3,380
Provision charged to operations          602       192      1,376        964
Recoveries of previous chargeoffs          -         -          -        107
Chargeoffs                                 -         -          -       (150)
-----------------------------------------------------------------------------
Balance at end of period            $  5,987  $  4,301  $   5,987  $   4,301
-----------------------------------------------------------------------------

At September 30, 2003, two real estate loans with an aggregate principal balance of $8,474,000 were on nonaccrual status. These loans were considered impaired under the criteria of SFAS No.114. The Company's recorded investment in these loans totaled $8,469,000. The Company has commenced foreclosure proceedings against the borrowers and currently believes the estimated fair value of each of the underlying properties (which are located in New York City) is sufficient to provide repayment of its recorded investment. As a result, there was no specific valuation allowance maintained. Interest income that was not recorded on these loans under their contractual terms was $180,000 for the 2003 periods included in this report. The average balance of impaired loans for the quarter and nine-months ended September 30, 2003 was approximately $8,474,000 and $2,432,000, respectively. At September 30, 2003 and December 31, 2002, there were no other impaired loans or loans ninety days past due and still accruing interest.

NOTE 4 - GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

Intervest Statutory Trust I was formed in December 2001 for the sole purpose of issuing and administering 9.875% Trust Preferred Securities due December 18, 2031 in the aggregate principal amount of $15,000,000, hereafter referred to as "Capital Securities I". The net proceeds from the sale, in addition to the initial capital contribution of $464,000 from the Holding Company to the Trust, were reinvested into the Holding Company in exchange for $15,464,000 of the Holding Company's 9.875% Junior Subordinated Debentures due December 18, 2031.

Intervest Statutory Trust II was formed in September 2003 for the sole purpose of issuing and administering 6.75% Trust Preferred Securities due September 17, 2033 in the aggregate principal amount of $15,000,000, hereafter referred to as the "Capital Securities II". The net proceeds from the sale, in addition to the initial capital contribution of $464,000 from the Holding Company to the Trust, were reinvested into the Holding Company in exchange for $15,464,000 of the Holding Company's 6.75% Junior Subordinated Debentures due September 17, 2033.

The sole assets of the Trusts, the obligors on the Capital Securities, are the Junior Subordinated Debentures. In addition, for each Trust, the Holding Company has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities.

Cash distributions are payable semi-annually in arrears at the fixed rate of 9.875% per annum on December 18 and June 18 of each year for the Capital Securities I and the 9.875% Junior Subordinated Debentures. For the Capital Securities II and the 6.75% Junior Subordinated Debentures, cash distributions are payable quarterly in arrears on March 17, June 17, September 17 and December 17 of each year based on a fixed rate of 6.75% per annum for the first five years, and thereafter at the rate of 2.95% over 3 month libor until maturity.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES, CONTINUED

Issuance costs of $469,000 associated with Capital Securities I and $441,000 for Capital Securities II have been capitalized by the Holding Company and are being amortized over the life of the securities.

All of the Capital Securities are subject to mandatory redemption (i) in whole, but not in part, upon repayment of the Junior Subordinated Debentures at stated maturity or, at the option of the Holding Company, their earlier redemption in whole upon the occurrence of certain changes in the tax treatment or capital treatment of the Capital Securities, or a change in the law such that the Trust would be considered an investment company and (ii) in whole or in part at any time on or after December 18, 2006 for Capital Securities I and September 17, 2008 for Capital Securities II contemporaneously with the optional redemption by the Holding Company of the Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to maturity at the option of the Holding Company (i) on or after December 18, 2006 for the 9.875% Junior Subordinated Debentures and on or after September 17, 2008 for the 6.75% Junior Subordinated Debentures, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the Capital Securities, or a change in law such that the Trust would be considered an investment company. Any redemption would need prior regulatory approvals.

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

Data  concerning  common  stock  warrants  is  as  follows:

                                                                    Exercise Price Per Warrant
                                                                --------------------------------                     Wtd-Avg
                                                                                                         Total      Exercise
Class A Common Stock Warrants:                                   $6.67      $10.01      $10.01        Warrants         Price
-----------------------------------------------------------------------------------------------------------------------------

Outstanding at December 31, 2002                                 501,465    931,545     122,000         1,555,010   $    8.93
Exercised during first nine months of 2003                             -   (265,250)    (14,650)         (279,900)  $   10.01
------------------------------------------------------------------------------------------------
Outstanding at September 30, 2003                                501,465    666,295     107,350         1,275,110   $    8.70
------------------------------------------------------------------------------------------------
Remaining contractual life in years at September 30, 2003  (1)       3.3        0.3         0.3               1.5
-----------------------------------------------------------------------------------------------------------------------------
(1) The Holding Company may, at its sole discretion, set an earlier expiration date.


                                                                    Exercise Price Per Warrant
                                                                --------------------------------                     Wtd-Avg
                                                                                                       Total        Exercise
Class A Common Stock Warrants:                                                $6.67      $10.01(1)    Warrants        Price
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2002 and September 30, 2003                     145,000      50,000           195,000   $   7.52
------------------------------------------------------------------------------------------------------------------
Remaining contractual life in years at September 30, 2003                       4.3        4.3         4.3
-----------------------------------------------------------------------------------------------------------------------------

(1)  At  September  30,  2003,  42,600  of  these  warrants  were  immediately exercisable.  An  additional 7,100 warrants vest and become exercisable on April 27th  of  2004.  The  warrants,  which  expire on January 31, 2008, become fully vested  earlier  upon  certain  conditions.

The Company elects to use the intrinsic value-based method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock warrants. Under this method, compensation expense related to stock warrants granted to employees is the excess, if any, of the market price of the stock as of the grant or modification date over the exercise price of the warrant.

For warrants granted to employees whose exercise price was reduced to $10.01 effective January 1, 2002 and whose expiration date was extended in 2002, compensation expense is being recorded under variable rate accounting as prescribed by APB 25 and related interpretations. For these warrants, which originally totaled 138,500, compensation expense is being recorded in salaries and employee benefits expense with a corresponding credit to paid in capital in the consolidated financial statements. Compensation related to these warrants will fluctuate up or down until December 31, 2003 and will be a function of the Company's Class A common stock price and number of warrants outstanding and exercised.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  5  -  COMMON  STOCK  WARRANTS,  CONTINUED

Compensation expense recorded in connection with warrants is summarized as follows:

                                                                Quarter Ended       Nine-Months Ended
                                                                 September 30,        September 30,
                                                              -------------------  --------------------
($in thousands)                                                 2003      2002       2003       2002
-------------------------------------------------------------------------------------------------------
Compensation expense recorded in connection with vesting
     of Class B warrants during the period                    $      6  $      7   $      19  $      20
Compensation expense (credit) recorded in connection with
    Class A common stock warrants whose terms were modified         96       (44)        290         73
-------------------------------------------------------------------------------------------------------
                                                              $    102  $    (37)  $     309  $      93
-------------------------------------------------------------------------------------------------------

Had compensation expense been determined based on the estimated fair value of the warrants in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would not have been different from the amounts reported from the periods included in this report on Form 10-Q.

NOTE  6  -  EARNINGS  PER  SHARE  (EPS)

Basic EPS is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding. Diluted EPS is calculated by dividing adjusted net earnings by the weighted-average number of shares of common stock outstanding and dilutive potential common stock shares that may be outstanding in the future. Potential common stock shares may arise from outstanding dilutive common stock warrants (computed by the "treasury stock method") and convertible debentures (computed by the "if converted method"). Diluted EPS considers the potential dilution that could occur if the Company's outstanding stock warrants and convertible debentures were converted into common stock that then shared in the Company's adjusted earnings (adjusted for interest expense, net of tax, that would no longer occur if the debentures were converted).

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                             Quarter Ended           Nine-Months Ended
                                                                              September 30,            September 30,
-----------------------------------------------------------------------------------------------------------------------
($in thousands, except share and per share amounts)                         2003        2002        2003        2002
-----------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
  Net earnings applicable to common stockholders                         $    2,531  $    2,104  $    6,898  $    4,996
  Average number of common shares outstanding                             4,894,436   4,067,433   4,771,323   3,976,700
-----------------------------------------------------------------------------------------------------------------------
Basic net earnings per share amount                                      $     0.52  $     0.52  $     1.45  $     1.26
-----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
  Net earnings applicable to common stockholders                         $    2,531  $    2,104  $    6,898  $    4,996
  Adjustment to net earnings from assumed conversion of debentures (1)          115         110         346         323
                                                                         ----------------------------------------------
  Adjusted net earnings for diluted earnings per share computation       $    2,646  $    2,214  $    7,244  $    5,319
                                                                         ----------------------------------------------
Average number of common shares outstanding:
  Common shares outstanding                                               4,894,436   4,067,443   4,771,323   3,976,700
  Potential dilutive shares resulting from exercise of warrants (2)         411,446     426,366     335,353     338,722
  Potential dilutive shares resulting from conversion of debentures (3)     966,281     971,552     966,281     971,552
                                                                         ----------------------------------------------
Total average number of common shares outstanding used for dilution       6,272,163   5,465,361   6,072,957   5,286,974
-----------------------------------------------------------------------------------------------------------------------
Diluted net earnings per share amount                                    $     0.42  $     0.41  $     1.19  $     1.01
-----------------------------------------------------------------------------------------------------------------------

(1)     Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed  converted.
(2)     All outstanding warrants were considered for the EPS computations.
(3)     Convertible debentures (principal and accrued interest) outstanding at September 30, 2003 and September 30,
        2002 totaling $9,672,000 and $9,725,000, respectively, were convertible into common stock at a price of $10.01 per share.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  7  -  BANK  REGULATORY  CAPITAL

The Bank is designated as a well-capitalized institution as defined in FDIC regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding which would change this designation.

At September 30, 2003, the actual capital of the Bank on a percentage basis was as follows:

                                                         Actual   Minimum       To Be Considered
                                                         Ratios   Requirement   Well Capitalized
                                                         -------  ------------  -----------------
Total capital to risk-weighted assets                     12.41%         8.00%             10.00%
Tier 1 capital to risk-weighted assets                    11.40%         4.00%              6.00%
Tier 1 capital to total average assets - leverage ratio    9.98%         4.00%              5.00%

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     Hacker, Johnson & Smith, P.A., P.C. the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2003 and for the three- and nine-month periods ended September 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants. As part of Hacker, Johnson & Smith, P.A., P.C.'s review, Eisner, LLP was relied upon for their limited review of Intervest Mortgage Corporation, a wholly owned subsidiary of the Company.

     Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Intervest  Bancshares  Corporation
New  York,  New  York:


     We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of
September 30, 2003, and the related condensed consolidated statements of earnings and comprehensive income for the three- and nine-month periods ended September 30, 2003 and 2002, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

      We were furnished the report of other accountants on their reviews of the interim financial information of Intervest Mortgage Corporation, whose total assets as of September 30, 2003 constituted 12.9% of the related consolidated total, and whose net interest income, noninterest income and net earnings for the three- and nine-month periods then ended, constituted 10.9%, 9.9%, and 20.1%; and 10.5%, 13.6% and 18.5%, respectively, and whose net interest income, noninterest income and net earnings for the three- and nine-month periods ended September 30, 2002, constituted 11.7%, 26.5%, and 24.7%; and 14.2%, 25.2% and
25.5%,  respectively  of  the  related  consolidated  totals.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003, we, based on our audit and the report of other auditors, expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Hacker, Johnson & Smith, P.A., P.C.
---------------------------------------
HACKER, JOHNSON & SMITH, P.A.,P.C.
Tampa,  Florida
November  6,  2003

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board  of  Directors  and  Stockholder
Intervest  Mortgage  Corporation
New  York,  New  York:

     We have reviewed the condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of September 30, 2003, and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2003 and 2002, and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the nine-month periods ended September 30, 2003 and 2002 (all of which are not presented separately herein). These financial statements are the responsibility of the Company's management.

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



/s/  Eisner,  LLP
-----------------
EISNER,LLP
New  York,  New  York
October  22,  2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL
                                     -------

Intervest Bancshares Corporation has five wholly owned subsidiaries - Intervest National Bank, Intervest Mortgage Corporation, Intervest Securities Corporation, Intervest Statutory Trust I and Intervest Statutory Trust II (hereafter referred to collectively as the "Company" on a consolidated basis). Intervest Bancshares Corporation and Intervest National Bank may be referred to individually as the "Holding Company" and the "Bank," respectively. For a discussion of the Company's business, see note 2 to the condensed consolidated financial statements in this report.

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

  COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
  -----------------------------------------------------------------------------

OVERVIEW
--------

Total assets at September 30, 2003 increased to $822,900,000, from $685,979,000 at December 31, 2002. Total liabilities at September 30, 2003 increased to $759,155,000, from $632,853,000 at December 31, 2002. Stockholders' equity increased to $63,745,000 at September 30, 2003, from $53,126,000 at year-end 2002. Book value per common share rose to $12.61 per share at September 30, 2003, from $11.30 at December 31, 2002.

Selected  balance  sheet  information  as  of  September  30,  2003  follows:

                                                           Intervest    Intervest   Intervest    Intervest     Inter-
                                                Holding    National     Mortgage    Statutory   Securities    Company
($in thousands)                                 Company      Bank         Corp        Trusts       Corp       Balances
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                      $  6,011   $   30,954   $   16,970   $        -  $       479  $ (16,719)
Securities held to maturity, net                      -      134,164            -       30,928            -    (30,928)
FRB and FHLB stock                                    -        2,805            -            -            -          -
Loans receivable, net of deferred fees           16,425      517,807       97,129            -            -          -
Allowance for loan loss reserves                    (82)      (5,687)        (218)           -            -          -
Investment in subsidiaries                       84,424            -            -            -            -    (84,424)
All other assets                                  1,777       16,232        4,868          482            -       (497)
-----------------------------------------------------------------------------------------------------------------------
Total assets                                   $108,555   $  696,275   $  118,749   $   31,410  $       479  $(132,568)
-----------------------------------------------------------------------------------------------------------------------
Deposits                                       $      -   $  611,846   $        -   $        -  $         -  $ (17,014)
Subordinated debentures payable                  41,088            -       88,600            -            -    (30,928)
Junior debentures payable-capital securities          -            -            -       30,000            -          -
Accrued interest payable on all debentures        3,569            -       11,791          467            -       (482)
All other liabilities                               153       18,097        1,666           15            7        280
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                44,810      629,943      102,057       30,482            7    (48,144)
-----------------------------------------------------------------------------------------------------------------------
Stockholders' equity                             63,745       66,332       16,692          928          472    (84,424)
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity     $108,555   $  696,275   $  118,749   $   31,410  $       479  $(132,568)
-----------------------------------------------------------------------------------------------------------------------


($in thousands)                                 Consolidated
-------------------------------------------------------------

Cash and cash equivalents                      $      37,695
Securities held to maturity, net                     134,164
FRB and FHLB stock                                     2,805
Loans receivable, net of deferred fees               631,361
Allowance for loan loss reserves                      (5,987)
Investment in subsidiaries                                 -
All other assets                                      22,862
-------------------------------------------------------------
Total assets                                   $     822,900
-------------------------------------------------------------
Deposits                                       $     594,832
Subordinated debentures payable                       98,760
Junior debentures payable-capital securities          30,000
Accrued interest payable on all debentures            15,345
All other liabilities                                 20,218
-------------------------------------------------------------
Total liabilities                                    759,155
-------------------------------------------------------------
Stockholders' equity                                  63,745
-------------------------------------------------------------
Total liabilities and stockholders' equity     $     822,900
-------------------------------------------------------------

A comparison of selected balance sheet information as of September 30, 2003 and December 31, 2002 follows:

                                                                  At September 30, 2003     At December 31, 2002
                                                                ------------------------  ------------------------
                                                                Carrying       % of       Carrying       % of
($in thousands)                                                   Value    Total Assets     Value    Total Assets
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                       $  37,695           4.6%  $  30,849           4.4%
Time deposits with banks                                                -             -       2,000           0.3
Securities held to maturity, net                                  134,164          16.3     145,694          21.2
FRB and FHLB stock                                                  2,805           0.3       1,108           0.2
Loans receivable, net of deferred fees and loan loss reserves     625,374          76.0     485,301          70.7
All other assets                                                   22,862           2.8      21,027           3.2
------------------------------------------------------------------------------------------------------------------
Total assets                                                    $ 822,900         100.0%  $ 685,979         100.0%
------------------------------------------------------------------------------------------------------------------
Deposits                                                        $ 594,832          72.3%  $ 505,958          73.8%
Subordinated debentures payable                                    98,760          12.0      84,430          12.3
Junior debentures payable-capital securities                       30,000           3.6      15,000           2.2
Accrued interest payable on all debentures                         15,345           1.9      13,872           2.0
All other liabilities                                              20,218           2.5      13,593           2.0
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                 759,155          92.3     632,853          92.3
------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                               63,745           7.7      53,126           7.7
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                      $ 822,900         100.0%  $ 685,979         100.0%
------------------------------------------------------------------------------------------------------------------

CASH  AND  CASH  EQUIVALENTS
----------------------------

Cash and cash equivalents increased to $37,695,000 at September 30, 2003, from $30,849,000 at December 31, 2002, as reflected in a higher level of overnight federal fund investments. This category includes federal funds sold and interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. The short-term investments are normally comprised of commercial paper issued by large commercial banks, certificates of deposit and U.S. government securities. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

SECURITIES  HELD  TO  MATURITY,  NET
------------------------------------

Securities held to maturity decreased to $134,164,000 at September 30, 2003, from $145,694,000 at December 31, 2002. The decrease was due to maturities and early calls exceeding new purchases during the period. The portfolio consists of debt obligations of FNMA, FHLB, FHLMC, SLMA and FFCB with a weighted-average yield of approximately 1.80% and a weighted-average remaining maturity of 1.6 years at September 30, 2003, compared to 2.39% and 1.6 years, respectively, at December 31, 2002. The securities are fixed rate or have predetermined scheduled rate increases, and some have call features that allow the issuer to call the security before its stated maturity without penalty. The Company normally invests in short-to-medium term security investments to emphasize liquidity.

FEDERAL  RESERVE  BANK  AND  FEDERAL  HOME  LOAN  BANK  STOCK
-------------------------------------------------------------

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), the Bank maintains an investment in their capital stock of $1,114,000 and $1,691,000, respectively. The FRB stock currently pays a dividend of 6%, while the FHLB stock dividend was suspended in September 2003. The total investment, which amounted to $2,805,000 at September 30, 2003, compared to $1,108,000 at December 31, 2002, fluctuates based on specific factors (the Bank's capital level for the FRB and the Bank's loans for the FHLB). The Bank became a member of the FHLB during the second quarter of 2003.

LOANS  RECEIVABLE,  NET  OF  DEFERRED  FEES AND ALLOWANCE FOR LOAN LOSS RESERVES
--------------------------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan loss reserves, increased to $625,374,000 at September 30, 2003, from $485,301,000 at December 31, 2002. The growth reflected new originations of commercial real estate and multifamily mortgage loans, partially offset by principal repayments. Commercial real estate and multifamily real estate properties collateralized almost all of the loans in the Company's loan portfolio. At September 30, 2003, two real estate loans with an aggregate principal balance of $8,474,000 were on nonaccrual status and considered impaired. At December 31, 2002, there were no loans classified as nonaccrual or impaired. For a further discussion of nonaccrual loans, see note 3 to the condensed consolidated financial statements in this report.

At September 30, 2003, the allowance for loan loss reserves amounted to $5,987,000, compared to $4,611,000 at December 31, 2002. The allowance represented 0.95% of total loans (net of deferred fees) outstanding at September 30, 2003, compared to 0.94% at December 31, 2002. The increase in the allowance was due to provisions aggregating $1,376,000 during the period resulting from loan growth.

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

ALL  OTHER  ASSETS
------------------
The following table sets forth the composition of the caption "All other assets" in the table on page 16 as follows:

                                                   At September 30,   At December 31,
                                                   -----------------  ----------------
          ($in thousands)                                2003               2002
          ----------------------------------------------------------------------------
          Accrued interest receivable              $           4,311  $          4,263
          Loans fee receivable                                 5,199             3,706
          Premises and equipment, net                          5,862             6,098
          Foreclosed real estate                                   -             1,081
          Deferred income tax asset                            2,900             1,997
          Deferred debenture offering costs, net               4,312             3,498
          All other                                              278               384
          ----------------------------------------------------------------------------
                                                   $          22,862  $         21,027
          ----------------------------------------------------------------------------

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

Premises and equipment decreased due to depreciation and amortization, partially offset by new additions of $155,000.

Foreclosed real estate at December 31, 2002 represented one commercial real estate property located in the State of Florida with a carrying value of $1,081,000. In the second quarter of 2003, the Bank sold this property for net proceeds of approximately $1,030,000 (consisting of cash, after selling costs, of $150,000 and a mortgage of $880,000 provided by the Bank). The net loss of $51,000 from the sale was included in noninterest expenses (foreclosed real estate expense) in the consolidated statement of earnings.

Deferred income tax asset relates primarily to the unrealized tax benefit on the Company's allowance for loan loss reserves, depreciation, organizational start-up costs and compensation expense on unexercised warrants. These charges have been expensed for financial statement purposes, but are not all currently deductible for income tax purposes. The ultimate realization of the deferred tax asset is dependent upon the generation of sufficient taxable income by the Company during the periods in which these temporary differences become deductible for tax purposes. Management believes that it is more likely than not that the Company's deferred tax asset will be realized because the Company expects to generate sufficient taxable earnings and accordingly, a valuation allowance for deferred tax assets is not maintained.

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The increase was due to $1,163,000 incurred by Intervest Mortgage Corporation in connection with the sale of its Series 01/21/03 and 07/25/03 debentures, $5,000 incurred by Intervest Mortgage Corporation through September 30, 2003 on a new series expected to be sold in late 2003 and $441,000 incurred by the Holding Company in connection with the sale of Trust Preferred Securities. These items were partially offset by normal amortization.

DEPOSIT  LIABILITIES
--------------------

Deposit liabilities increased to $594,832,000 at September 30, 2003, from $505,958,000 at December 31, 2002, primarily reflecting increases in money market and certificate of deposit accounts of $16,385,000 and $65,991,000, respectively. At September 30, 2003, certificate of deposit accounts totaled
$390,974,000 and checking, savings and money market accounts aggregated $203,858,000. The same categories of deposit accounts totaled $324,983,000 and $180,975,000, respectively, at December 31, 2002. Certificate of deposit accounts represented 66% of total deposits at September 30, 2003 and 64% at December 31, 2002.

DEBENTURES  PAYABLE,  RELATED  ACCRUED  INTEREST  PAYABLE  AND  TRUST  PREFERRED
--------------------------------------------------------------------------------
SECURITIES
----------

At September 30, 2003, debentures payable amounted to $98,760,000, compared to $84,430,000 at year-end 2002. The increase was due to the sale of debentures by Intervest Mortgage Corporation (Series 01/21/03 and 07/25/03 totaling $16,000,000 with fixed rates of interest ranging from 6.5% to 7.25% and maturing at various times through October 1, 2010) as part of its normal funding of its mortgage loan originations. This increase was partially offset by the maturity and repayment of $1,400,000 of its Series 11/10/98 debentures and the conversion of the Holding Company's convertible debentures in the aggregate principal amount of $270,000 into shares of Class A common stock at the election of the debenture holders. The sale of Intervest Mortgage Corporation's debentures in 2003, after underwriter's commissions and other issuance costs, resulted in net proceeds of $14,826,000.

At September 30, 2003, Intervest Mortgage Corporation had $88,600,000 of debentures outstanding, compared to $74,000,000 at December 31, 2002. Intervest Mortgage Corporation has elected to redeem on November 1, 2003, $1,250,000 of its Series 9/18/00 debentures due January 1, 2004, plus accrued interest through October 31, 2003 of approximately $335,000. In September 2003, Intervest Mortgage Corporation filed a registration statement to sell additional debentures in the aggregate principal amount of up to $10,000,000.

At September 30, 2003, the Holding Company had $10,160,000 of debentures payable outstanding, of which $6,660,000 were convertible into its Class A common stock at a current conversion price of $10.01 per share through December 31, 2003. The Holding Company has also elected to redeem on November 1, 2003, $1,000,000 of its Series 12/15/00 non-convertible debentures due April 1, 2004.

At September 30, 2003, the Holding Company, through its wholly owned subsidiaries Intervest Statutory Trust I and Intervest Statutory Trust II, has Trust Preferred Securities (Junior Debentures Payable) outstanding totaling $30,000,000, compared to $15,000,000 at December 31, 2002. These securities qualify as regulatory capital. The increase from year-end 2002 was due the sale of $15,000,000 of Trust Preferred Securities as discussed in note 4 to the condensed consolidated financial statements in this report.

At September 30, 2003, accrued interest payable on all debentures amounted to $15,345,000, compared to $13,872,000 at year-end 2002. Nearly all of the accrued interest payable is due and payable at the maturity of various debentures. For a further discussion of the debentures, including conversion prices and redemption premiums, see note 7 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ALL  OTHER  LIABILITIES
-----------------------

The table below sets forth the composition of the caption "All other liabilities" in the table on page 16 as follows:

                                                 At September 30,   At December 31,
                                                 -----------------  ----------------
          ($in thousands)                              2003               2002
          --------------------------------------------------------------------------

          Note payable                           $             258  $            266
          Mortgage escrow funds payable                     13,694             5,894
          Official checks outstanding                        2,440             4,373
          Accrued interest payable on deposits                 914               895
          Income taxes payable                                 745               526
          All other                                          2,167             1,639
          --------------------------------------------------------------------------
                                                 $          20,218  $         13,593
          --------------------------------------------------------------------------

Note payable represents a mortgage note issued by the Bank in 2002 in connection with the Bank's purchase of property that is located across from its Court Street branch office in Florida. The note matures in February of 2017 and calls for monthly payments of principal and interest at 7% per annum.

Mortgage escrow funds payable represent advance payments made by borrowers for taxes and insurance that are remitted by the Company to third parties. The increase reflects the growth in the loan portfolio as well as the timing of payments to taxing authorities.

The level of official checks outstanding varies and fluctuates based on banking activity. The level of accrued interest payable on deposits fluctuates based on total deposits and timing of interest payments. The level of income taxes payable fluctuates based on the Company's earnings, effective tax rate and timing of tax payments. All other is comprised mainly of accrued expenses as well as fees received on loan commitments that have not yet been funded. The increase in all other was due to fees received from increased loan commitments outstanding.

STOCKHOLDERS'  EQUITY  AND  REGULATORY  CAPITAL
-----------------------------------------------

Stockholders' equity increased to $63,745,000 at September 30, 2003, from $53,126,000 at December 31, 2002 due to the following: net earnings ($6,898,000); the issuance of 30,000 shares ($215,000) of Class B common stock to acquire Intervest Securities Corporation; the issuance of 40,699 shares ($395,000) of Class A common stock upon the conversion of convertible debentures; the issuance of 279,900 shares ($2,802,000) of Class A common stock upon the exercise of common stock warrants; and the recording of compensation expense ($309,000) related to stock warrants held by employees and directors. For discussion of compensation related to stock warrants, see note 5 to the condensed consolidated financial statements in this report.

The Bank is a well-capitalized institution as defined in applicable banking regulations. See note 7 to the condensed consolidated financial statements in this report for the Bank's capital ratios.

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

The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. The Company's one-year interest rate sensitivity gap was a positive $128,712,000 or 15.6% of total assets, at September 30, 2003, compared to a positive $107,681,000, or 15.7%, at December 31, 2002. The increase was primarily due to the origination of new floating-rate loans as well as existing loans migrating into the less than one-year maturity timeframe. The new loans were funded primarily by increases in deposits and borrowed funds with of over one year.

In computing the gap, the Company treats its interest checking, money market and savings deposit accounts as immediately repricing. Further, the Company has a "floor," or minimum rate, on many of its floating-rate loans that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan's interest rate. This feature reduces the effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward. For a further discussion of interest rate risk and gap analysis, including the assumptions used in preparing the gap, see the Company's 2002 Annual Report on Form 10-K, pages 32 and 33.

The  table  that  follows  summarizes  the Company's interest-earning assets and
interest-bearing  liabilities as of    September 30, 2003, that are scheduled to
mature  or  reprice  within  the  periods  shown.

                                               0-3       4-12      Over 1-4    Over 4
                                            ---------  ---------  ----------  ---------
($in thousands)                              Months     Months      Years       Years      Total
--------------------------------------------------------------------------------------------------
Loans (1)                                   $200,144   $227,952   $ 140,311   $ 70,397   $638,804
Securities held to maturity (2)               24,285     48,660      61,219          -    134,164
Short-term investments                        29,857          -           -          -     29,857
FRB and FHLB stock                             1,691          -           -      1,114      2,805
--------------------------------------------------------------------------------------------------
Total rate-sensitive assets                 $255,977   $276,612   $ 201,530   $ 71,511   $805,630
--------------------------------------------------------------------------------------------------
Deposit accounts (3):
  Interest checking deposits                $ 14,570   $      -   $       -   $      -   $ 14,570
  Savings deposits                            32,760          -           -          -     32,760
  Money market deposits                      150,678          -           -          -    150,678
  Certificates of deposit                     30,109    120,969     170,374     69,522    390,974
                                            ------------------------------------------------------
  Total deposits                             228,117    120,969     170,374     69,522    588,982
Debentures payable (1)                        43,750      2,000      18,600     34,410     98,760
Debentures payable- capital securities (1)         -          -           -     30,000     30,000
Accrued interest on all debentures (1)         8,203        838       2,737      3,567     15,345
Note payable                                       -          -           -        258        258
--------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities            $280,070   $123,807   $ 191,711   $137,757   $733,345
--------------------------------------------------------------------------------------------------
GAP (repricing differences)                 $(24,093)  $152,805   $   9,819   $(66,246)  $ 72,285
--------------------------------------------------------------------------------------------------
Cumulative GAP                              $(24,093)  $128,712   $ 138,531   $ 72,285   $ 72,285
--------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                  -2.9%      15.6%       16.8%       8.8%       8.8%
--------------------------------------------------------------------------------------------------


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

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Bank's branch offices and through the mail; amortization, satisfactions and repayments of loans; the maturities and calls of securities; sales of debentures; borrowings in the federal funds market and cash provided by operating activities. As a member of the FHLB and the FRB, the Bank also has the ability to borrow from these institutions on a secured basis that amounted to approximately $127,000,000 at September 30, 2003. Additionally, the Bank has agreements with correspondent banks whereby it may borrow on an overnight and unsecured basis up to $16,000,000. At September 30, 2003, there were no outstanding borrowings under any of these lines.

                     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
                     ---------------------------------------

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

The contractual amounts of the Company's off-balance sheet financial instruments is as follows:

                                                    At             At
                                              --------------  -------------
                                              September 30,   December 31,
                                              --------------  -------------
                  ($in thousands)                  2003           2002
                  ---------------------------------------------------------

                  Unfunded loan commitments   $      105,980  $      68,244
                  Available lines of credit              865            533
                  Standby letters of credit              100          1,267
                  ---------------------------------------------------------
                                              $      106,945  $      70,044
                  ---------------------------------------------------------

Management is not aware of any trends, known demand, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

   COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2003
   -----------------------------------------------------------------------------
                                    AND 2002
                                    --------
OVERVIEW
--------

Consolidated net earnings in the third quarter of 2003 increased 20% to $2,531,000, from $2,104,000 in the third quarter of 2002. Diluted earnings per share amounted to $0.42 in the third quarter of 2003, compared to $0.41 in the third quarter of 2002. The per share computation for the 2003 period included a higher number of common shares outstanding resulting from the exercise of common stock warrants and conversion of debentures.

The improvement in quarterly earnings was attributable to increases in both the Company's net interest and dividend income and noninterest income. Net interest and dividend income was higher by $1,227,000, while noninterest income increased by $302,000. These improvements were partially offset by a $410,000 increase in the provision for loan losses, a $218,000 increase in noninterest expenses and a $474,000 increase in the provision for income taxes.

Selected information regarding results of operations for the third quarter of 2003 follows:

                                                   Intervest   Intervest   Intervest    Intervest      Inter-
                                        Holding    National     Mortgage   Statutory    Securities    Company
($in thousands)                         Company      Bank         Corp       Trusts      Corp (2)     Balances   Consolidated
------------------------------------------------------------------------------------------------------------------------------

Interest and dividend income           $    288   $   10,151   $    2,442  $      423  $          1  $    (460)  $      12,845
Interest expense                            726        4,592        1,811         410             -       (460)          7,079
                                       ---------------------------------------------------------------------------------------
Net interest and dividend income           (438)       5,559          631          13             1          -           5,766
Provision for loan loss reserves              8          570           24           -             -          -             602
Noninterest income                           73          874          706           -            38       (653)          1,038
Noninterest expenses                        179        1,871          377          13            25       (653)          1,812
                                       ---------------------------------------------------------------------------------------
Earnings before taxes                      (552)       3,992          936           -            14          -           4,390
Provision for income taxes                 (252)       1,678          427           -             6          -           1,859
------------------------------------------------------------------------------------------------------------------------------
Net earnings                           $   (300)  $    2,314   $      509  $        -  $          8  $       -   $       2,531
------------------------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)             $    375   $     (375)  $        -  $        -  $          -  $       -   $           -
Net earnings for same period of 2002   $   (223)  $    1,807   $      520  $        -  $          -  $       -   $       2,104
------------------------------------------------------------------------------------------------------------------------------

(1)     Dividends to the Holding Company provide funds for the debt service on the Junior Debentures-Capital Securities.
(2)     Results  are  from  date  of  acquisition,  June  2,  2003  through  September  30,  2003.

NET  INTEREST  AND  DIVIDEND  INCOME
------------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest and dividend income increased to $5,766,000 in the third quarter of 2003, from $4,539,000 in the same period of 2002. The increase was attributable to growth of $122,128,000 in average interest-earning assets and a lower cost of funds. The growth in assets consisted of new mortgage loans of $144,582,000, partially offset by a decrease in security and short-term investments aggregating $22,454,000. The net growth in assets was funded by $82,937,000 of new deposits, $18,515,000 of additional borrowed funds and a $15,094,000 increase in stockholders' equity.

The Company's net interest margin increased to 3.03% in the third quarter of 2003, from 2.85% in the same period of 2002. The increase was due to the Company's cost of funds decreasing at a faster pace than its yield on interest-earning assets. In a declining interest rate environment, the yield on interest-earning assets decreased 40 basis points (bp) to 6.76% in the 2003 quarter due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on security and other short-term investments. The cost of funds decreased 56 bp to 4.12% in the 2003 quarter due to lower rates paid on deposit accounts and $41,500,000 of floating-rate debentures. The debentures are indexed to the JPMorgan Chase Bank prime rate, which has decreased by a total of 75 bp from October 1, 2002 to September 30, 2003.

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

                                                   -------------------------------------------------------------
                                                                           Quarter Ended
                                                   -------------------------------------------------------------
                                                         September 30, 2003             September 30, 2002
                                                   -------------------------------  ----------------------------
                                                    Average    Interest   Yield/    Average    Interest   Yield/
($in thousands)                                     Balance   Inc./Exp.    Rate     Balance   Inc./Exp.    Rate
-----------------------------------------------------------------------------------------------------------------

ASSETS
Interest-earning assets:
  Loans                                            $605,374   $   12,172    7.98%  $460,792   $   10,254    8.83%
  Securities                                        121,674          609    1.99    152,944        1,064    2.76
  Other interest-earning assets                      26,808           64    0.95     17,992           78    1.72
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       753,856   $   12,845    6.76%   631,728   $   11,396    7.16%
-----------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                           12,329                          14,395
Total assets                                       $766,185                        $646,123
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest checking deposits                       $ 10,713   $       39    1.44%  $  9,404   $       53    2.24%
  Savings deposits                                   32,108          145    1.79     30,719          193    2.49
  Money market deposits                             145,134          651    1.78    131,775          826    2.49
  Certificates of deposit                           368,707        3,715    4.00    303,196        3,531    4.62
-----------------------------------------------------------------------------------------------------------------
Total deposit accounts                              556,662        4,550    3.24    475,094        4,603    3.84
-----------------------------------------------------------------------------------------------------------------
  Debentures and related interest payable           107,565        2,110    7.78     91,321        1,874    8.14
  Junior debentures - capital securities             17,283          414    9.50     15,000          375    9.92
  Note payable                                          259            5    7.00        271            5    7.00
-----------------------------------------------------------------------------------------------------------------
Total borrowed funds                                125,107        2,529    8.02    106,592        2,254    8.39
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  681,769   $    7,079    4.12%   581,686   $    6,857    4.68%
-----------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                          5,793                           4,424
Noninterest-bearing liabilities                      18,207                          14,691
Stockholders' equity                                 60,416                          45,322
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $766,185                        $646,123
-----------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                       $    5,766    2.64%             $    4,539    2.48%
-----------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $ 72,087                 3.03%  $ 50,042                 2.85%
-----------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities                1.11                            1.09
-----------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (1)                         1.32%                           1.30%
  Return on average equity  (1)                       16.76%                          18.57%
  Noninterest expense to average assets (1)            0.95%                           0.99%
  Efficiency ratio (2)                                   27%                             30%
  Average stockholders' equity to average assets       7.89%                           7.01%
-----------------------------------------------------------------------------------------------------------------

(1) Annualized
(2)  Defined  as noninterest expenses as a percentage of net interest income before the provision for loan losses plus  noninterest  income.

PROVISION  FOR  LOAN  LOSS  RESERVES
------------------------------------

The provision for loan losses increased to $602,000 in the third quarter of 2003 from $192,000 in the same quarter of 2002. The provision is based on management's ongoing assessment of the adequacy of the allowance for loan loss reserves for each subsidiary, which takes into consideration a number of factors as discussed on page 17 of this report. The higher provision for the 2003 quarter was a function of loan growth, which amounted to $56,206,000 in the 2003 quarter, versus $4,648,000 in the 2002 quarter.

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

Noninterest income increased $302,000 to $1,038,000 in the third quarter of 2003, from $736,000 in the third quarter of 2002, primarily due to higher income from loan prepayments and mortgage lending activities of $229,000 and $34,000, respectively.

NONINTEREST  EXPENSES
---------------------

Noninterest expenses increased $218,000 to $1,812,000 in the third quarter of 2003, from $1,594,000 in the same quarter of 2002. The increase was largely due to a $178,000 increase in compensation and benefits expense, a $42,000 increase in data processing expense and a $61,000 increase in director expense. These items were partially offset by a $48,000 decrease in occupancy and equipment expenses and a $29,000 decrease in foreclosed real estate expense.

The increase in compensation and benefits expense was due to $171,000 resulting from additional staff (60 employees at September 30, 2003 vs. 56 at September 30, 2002), salary increases and a higher cost of employee benefits, and $102,000 associated with common stock warrants held by employees and directors (as a result of an increase in the Company's Class A common stock price during the period). These items were partially offset by a $57,000 increase in SFAS 91 direct fee income (due to increased loan originations) and bonus payments of $38,000 made to the Chairman of the Company in the 2002 quarter that did not recur in 2003. See note 5 to the condensed consolidated financial statements in this report for information regarding common stock warrants.

The increase in data processing expense was due to growth in the Bank's assets. The Bank engages a third-party servicer for its main data processing and the fee is a function of the Bank's total assets ($696,275,000 at September 30, 2003, versus $556,703,000 at September 30, 2002).

The increase in director expense was due to increases in director and committee fees per meeting beginning in June 2003. The decrease in occupancy and equipment expenses was due to higher depreciation expense being recorded in the 2002 quarter in connection with the disposal of various equipment by the Bank.

The decrease in foreclosed real estate expense was due to the sale of a foreclosed property in the second quarter of 2003. Foreclosed real estate expense, net of any rental income, consists mostly of real estate taxes, insurance, utilities, maintenance, professional fees and other charges required to protect the Company's interest in the property.

PROVISION  FOR  INCOME  TAXES
-----------------------------

The provision for income taxes increased $474,000 to $1,859,000 in the third quarter of 2003, from $1,385,000 in the third quarter of 2002, due to higher pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 42.3% in the 2003 period, compared to 39.7% in the 2002 period. The higher rate for the 2003 period is due to a larger portion of consolidated taxable income being generated from New York, which has a higher income tax rate than Florida.


     COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30,
     ---------------------------------------------------------------------------
     2003 AND 2002
     -------------
OVERVIEW
--------

Consolidated net earnings for the nine-months ended September 30, 2003 increased 38% to $6,898,000, or $1.19 per diluted share, from $4,996,000, or $1.01 per diluted share, in the same period of 2002. The improvement was due to increases in net interest and dividend income and noninterest income. Net interest and dividend income increased by $3,454,000, while noninterest income increased by $1,155,000. These improvements were partially offset by a $739,000 increase in noninterest expenses, a $412,000 increase in the provision for loan losses and a $1,556,000 increase in the provision for income taxes.

Selected information regarding results of operations for the nine-months ended September 30, 2003 follows:

                                                   Intervest   Intervest   Intervest    Intervest      Inter-
                                        Holding    National     Mortgage   Statutory    Securities    Company
($in thousands)                         Company      Bank         Corp       Trusts      Corp (2)     Balances   Consolidated
------------------------------------------------------------------------------------------------------------------------------

Interest and dividend income           $    841   $   29,264   $    6,919  $    1,186  $          2  $  (1,272)  $      36,940
Interest expense                          2,098       13,621        5,234       1,150             -     (1,272)         20,831
                                       ---------------------------------------------------------------------------------------
Net interest and dividend income         (1,257)      15,643        1,685          36             2          -          16,109
Provision for loan loss reserves             36        1,223          117           -             -          -           1,376
Noninterest income                          173        2,136        1,915           -            38     (1,719)          2,543
Noninterest expenses                        544        5,450        1,137          36            27     (1,719)          5,475
                                       ---------------------------------------------------------------------------------------
Earnings before taxes                    (1,664)      11,106        2,346           -            13          -          11,801
Provision for income taxes                 (756)       4,585        1,068           -             6          -           4,903
------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                    $   (908)  $    6,521   $    1,278  $        -  $          7  $       -   $       6,898
------------------------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)             $  1,125   $   (1,125)  $        -  $        -  $          -  $       -   $           -
Net earnings for same period of 2002   $   (804)  $    4,527   $    1,273  $        -  $          -  $       -   $       4,996
------------------------------------------------------------------------------------------------------------------------------

(1)     Dividends to the Holding Company provide funds for the debt service on the Junior Debentures-Capital Securities.
(2)     Results  are  from  date  of  acquisition,  June  2,  2003  through  September  30,  2003.

NET  INTEREST  AND  DIVIDEND  INCOME
------------------------------------

Net interest and dividend income increased to $16,109,000 for the nine-months ended September 30, 2003, from $12,655,000 in the same period of 2002. The increase was attributable to growth of $145,776,000 in average interest-earning assets and a lower cost of funds. The growth consisted of new mortgage loans of $129,755,000 and new security and short-term investments aggregating $16,021,000, which was funded by $111,975,000 of new deposits, $15,499,000 of additional  borrowed  funds  and a $13,790,000 increase in stockholders' equity.

The Company's net interest margin increased to 2.99% in the 2003 period, from 2.94% in the 2002 period. The increase was due to the Company's cost of funds decreasing at a faster pace than its yield on interest-earning assets. In a declining interest rate environment, the yield on interest-earning assets for the 2003 period decreased 61 bp to 6.85%, while cost of funds decreased 68 bp to 4.24%. The reasons for the decreases are the same as those discussed in the "Comparison of Results of Operations for the Quarters Ended September 30, 2003 and 2002."

The table below provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. For a further description of the table, see the section "Comparison of Results of Operations for the Quarters Ended September 30, 2003 and 2002."

                                                   --------------------------------------------------------------
                                                                         Nine-Months Ended
                                                   --------------------------------------------------------------
                                                         September 30, 2003            September 30, 2002
                                                   ------------------------------  ------------------------------
                                                    Average    Interest   Yield/    Average    Interest   Yield/
($in thousands)                                     Balance   Inc./Exp.    Rate     Balance   Inc./Exp.    Rate
-----------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans                                            $557,961   $   34,455    8.26%  $428,206   $   29,046    9.07%
  Securities                                        138,155        2,266    2.19    133,491        2,889    2.89
  Other interest-earning assets                      25,118          219    1.17     13,761          180    1.75
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       721,234   $   36,940    6.85%   575,458   $   32,115    7.46%
-----------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                           13,793                          14,654
-----------------------------------------------------------------------------------------------------------------
Total assets                                       $735,027                        $590,112
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest checking deposits                       $ 11,229   $      140    1.67%  $  9,535   $      173    2.43%
  Savings deposits                                   31,679          457    1.93     28,958          590    2.72
  Money market deposits                             141,842        2,043    1.93    115,010        2,318    2.69
  Certificates of deposit                           352,139       10,881    4.13    271,517        9,791    4.82
-----------------------------------------------------------------------------------------------------------------
Total deposit accounts                              536,889       13,521    3.37    425,020       12,872    4.05
-----------------------------------------------------------------------------------------------------------------
  Federal funds purchased                                 -            -       -        114            2    1.96
  Debentures and related interest payable           103,456        6,134    7.93     88,644        5,451    8.22
  Junior debentures - capital securities             15,769        1,162    9.85     15,000        1,123   10.01
  Note payable                                          262           14    7.00        230           12    7.00
-----------------------------------------------------------------------------------------------------------------
Total borrowed funds                                119,487        7,310    8.18    103,988        6,588    8.47
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  656,376   $   20,831    4.24%   529,008   $   19,460    4.92%
-----------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                          5,306                           5,200
Noninterest-bearing liabilities                      16,604                          12,953
Stockholders' equity                                 56,741                          42,951
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $735,027                        $590,112
-----------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                       $   16,109    2.61%             $   12,655    2.54%
-----------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $ 64,858                 2.99%  $ 46,450                 2.94%
-----------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities                1.10                           1.09x
-----------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (1)                         1.25%                           1.13%
  Return on average equity  (1)                       16.21%                          15.51%
  Noninterest expense to average assets (1)            0.99%                           1.07%
  Efficiency ratio (2)                                   29%                             34%
  Average stockholders' equity to average assets       7.72%                           7.28%
-----------------------------------------------------------------------------------------------------------------

(1) Annualized
(2)  Defined  as noninterest expenses as a percentage of net interest income before the provision for loan losses plus  noninterest  income.

PROVISION  FOR  LOAN  LOSS  RESERVES
------------------------------------

The provision for loan losses was $1,376,000 for the nine-months ended September 30 2003, versus $964,000 in the same period of 2002. The provisions were a function of loan growth ($143,502,000 in the 2003 period and $86,934,000 in the 2002 period).

NONINTEREST  INCOME
-------------------

Noninterest income increased $1,155,000 to $2,543,000 for the nine-months ended September 30 2003, from $1,388,000 in the same period of 2002. The increase was due to higher income from loan prepayments and increased fees earned from loan commitments that expired during the period of $905,000 and $146,000, respectively.

NONINTEREST  EXPENSES
---------------------

Noninterest expenses increased $739,000 to $5,475,000 for the nine-months ended September 30 2003, from $4,736,000 in the same period of 2002. The increase was largely due to the following: a $404,000 increase in compensation and benefits expense; a $114,000 increase in data processing expense; a $107,000 increase in operational charges; a $83,000 increase in director expense and a $36,000 increase in FDIC and general insurance expense. These items were partially offset by a $47,000 decrease in occupancy and equipment expenses and a $12,000 decrease in advertising expense.

The increase in compensation and benefits expense was due to $336,000 resulting from additional staff (60 employees at September 30, 2003 vs. 56 at September 30, 2002), salary increases and a higher cost of employee benefits, and $309,000 associated with common stock warrants held by employees and directors (largely as a result of an increase in the Company's Class A common stock price during the period). These items were partially offset by a $127,000 increase in SFAS 91 direct fee income (due to increased loan originations as well as a higher amount recognized per loan origination) and bonus payments of $114,000 made to the Chairman of the Company in 2002 that did not recur in 2003. See note 5 to the condensed consolidated financial statements in this report for information regarding common stock warrants.

The increase in operational charges was a direct function of growth in the Bank's transactional deposit accounts. The increase in FDIC and general insurance expense was due to higher FDIC premium expense due to deposit growth and higher general insurance premiums due to rate increases. The decrease in advertising expenses was due to less advertising for loans and deposits.

The reasons for the changes in data processing expense, director expense and occupancy and equipment expenses are the same as those discussed in the section "Comparison of Results of Operations for the Quarters Ended September 30, 2003 and 2002."

PROVISION  FOR  INCOME  TAXES
-----------------------------

The provision for income taxes increased $1,556,000 to $4,903,000 for the nine-months ended September 30 2003, from $3,347,000 in the same period of 2002, due to higher pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 41.5% in the 2003 period, compared to 40.1% in the 2002 period. The higher rate for the 2003 period is due to a larger portion of consolidated taxable income being generated from New York, which has a higher income tax rate than Florida.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities, and the issuance of its debentures. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2002, which reflect changes in market prices and rates, can be found in note 20 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

(d)  Not  Applicable


ITEM  5.  OTHER  INFORMATION

     Not  Applicable

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  The following exhibits are filed as part of this report.
          31 - Certification of the principal executive and financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

          32 - Certification of the principal executive and financial officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b) A current report on Form 8-K dated September 17, 2003 was filed by the registrant to report, under Item 9, to report the completion of the sale of Trust Preferred Securities.

     A current report on Form 8-K dated July 15, 2003 was filed by the registrant to provide, under Item 9, to furnish its quarterly earnings release for the period ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

Date: November 12, 2003             By: /s/ Lowell S. Dansker
                                    -------------------------
                                    Lowell S. Dansker, Vice Chairman, President
                                    and Treasurer (Principal Executive and
                                    Financial Officer)



Date: November 12, 2003             By: /s/ Lawrence G. Bergman
                                    ---------------------------
                                    Lawrence G. Bergman, Vice President and
                                    Secretary