Form 10-K
period 2003-12-31
INTERVEST BANCSHARES CORP
filed 2004-03-19
CIK 927807

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                             -----------------

                        Commission File Number 000-23377
                                               ---------

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                      13-3699013
           -------------------------------    ---------------------
           (State or other jurisdiction         (I.R.S. employer
                of incorporation)              identification no.)


                        10 ROCKEFELLER PLAZA, SUITE 1015
                          NEW YORK, NEW YORK 10020-1903
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 218-2800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

                                      None
                                ----------------
                                (Title of class)

  Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934

                Class A Common Stock, par value $1.00 per share
              ---------------------------------------------------
                                (Title of class)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes     No  X.
    --     --

On the close of business on June 30, 2003, there were 4,359,235 shares of the Registrant's Class A common stock and 385,000 shares of its Class B common stock issued and outstanding.

The aggregate market value of 1,771,785 shares of the Registrant's Class A common stock on the close of business June 30, 2003, which excludes 2,587,450 shares held by affiliates as a group, was $21,792,956. This value is based on the average bid and asked price of $12.30 per share on June 30, 2003 of the Class A common stock on the NASDAQ Small Cap Market.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                         2003 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

     PART  I
                                                                            PAGE
                                                                            ----
     ITEM 1  Business . . . . . . . . . . . . . . . . . . . . . . . . . .     2

     ITEM 2  Properties . . . . . . . . . . . . . . . . . . . . . . . . .    13

     ITEM 3  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    13

     ITEM 4  Submission of Matters to a Vote of Security Holders. . . . .    14

     ITEM 4A Executive Officers and Other Key Employees . . . . . . . . .    14

     PART II

     ITEM 5 Market for Common Equity, Related Stockholder Matters and Issuer
              Purchases of Equity Securities. . . . . . . . . . . . . . .    15

     ITEM 6 Selected Consolidated Financial and Other Data. . . . . . . .    17

     ITEM 7 Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . . .    18

     ITEM7A Quantitative and Qualitative Disclosures About Market Risk. .    36

     ITEM 8 Financial Statements and Supplementary Data . . . . . . . . .    37

     ITEM 9 Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure. . . . . . . . . . . .    68

     ITEM 9A Controls and Procedures. . . . . . . . . . . . . . . . . . .    68


     PART III

     ITEM 10 Directors and Executive Officers . . . . . . . . . . . . . .    68

     ITEM 11 Executive Compensation . . . . . . . . . . . . . . . . . . .    68

     ITEM 12 Security Ownership of Certain Beneficial Owners and
                Management. . . . . . . . . . . . . . . . . . . . . . . .    68

     ITEM 13 Certain Relationships and Related Transactions . . . . . . .    68

     ITEM 14 Principal Accountant Fees and Services . . . . . . . . . . .    68

     PART IV

     ITEM 15 Exhibits, Financial Statements Schedules and Reports on
                Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . .    68

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    70

                                     PART I

ITEM 1. BUSINESS

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

Intervest Bancshares Corporation
--------------------------------

Intervest Bancshares Corporation is a registered financial holding company (the "Holding Company") incorporated in 1993 under the laws of the State of Delaware. Its principal office is located at 10 Rockefeller Plaza, Suite 1015, New York, NY 10020, and its telephone number is 212-218-2800. The Holding Company's Class A common stock is listed on the NASDAQ SmallCap Market (Symbol: IBCA). At December 31, 2003, the Holding Company owned 100% of the outstanding capital stock of Intervest National Bank (the "Bank"), Intervest Mortgage Corporation, Intervest Securities Corporation, Intervest Statutory Trust I and Intervest Statutory Trust II (hereafter referred to collectively as the "Company," on a consolidated basis). The Company expects to be moving from its present New York locations to the entire fourth floor of One Rockefeller Plaza in New York City in the second quarter of 2004.

At December 31, 2003, the Company had total assets of $910,595,000, cash and security investments of $220,026,000, net loans of $671,125,000, deposits of $675,513,000, borrowed funds and related interest payable of $139,455,000, and stockholders' equity of $75,385,000, compared to total assets of $685,979,000, cash and security investments of $179,651,000, net loans of $489,912,000, deposits of $505,958,000, borrowed funds and related interest payable of $113,568,000, and stockholders' equity of $53,126,000 at December 31, 2002.

The Holding Company's primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. From time to time, the Holding Company has issued debentures to raise funds for working capital purposes. The Holding Company is subject to examination and regulation by the Federal Reserve Board (FRB).

Intervest National Bank
-----------------------

Intervest National Bank is a nationally chartered bank that has its headquarters and full-service banking office at One Rockefeller Plaza, Suite 300, in New York City, and a total of five full-service banking offices in Pinellas County, Florida - four in Clearwater and one in South Pasadena.

At December 31, 2003, the Bank had total assets of $789,567,000, cash and security investments of $212,293,000, net loans of $566,226,000, deposits of $697,279,000 and stockholder's equity of $73,907,000, compared to total assets of $581,435,000, cash and security investments of $163,167,000, net loans of $407,128,000, deposits of $517,209,000 and stockholder's equity of $51,936,000, at  December  31,  2002.

The Bank provides a wide range of banking services to small and middle-market businesses and individuals. It conducts a personalized commercial and consumer banking business and attracts deposits from the areas served by its banking offices. The Bank also provides internet banking through its web site: www.intervestnatbank.com, which attracts deposit customers from within as well as outside its primary market areas. The deposits, together with funds derived from other sources, are used to originate a variety of real estate, commercial and consumer loans and to purchase investment securities. The Bank emphasizes multifamily residential and commercial real estate lending and also offers commercial and consumer loans.

The revenues of the Bank are primarily derived from interest and fees received from originating loans, and from interest and dividends earned on securities and other short-term investments. The principal sources of funds for the Bank's lending activities are deposits, repayment of loans, maturities and calls of securities and cash flow generated from operations. The Bank's principal expenses are interest paid on deposits and operating and general and administrative expenses.

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

Intervest Mortgage Corporation
------------------------------

Intervest Mortgage Corporation is located at 10 Rockefeller Plaza in New York City. It is in the business of investing primarily in commercial and multifamily real estate mortgage loans on income producing properties, such as office and commercial properties and multifamily residential apartment buildings. It also makes loans on other types of properties and may resell mortgages. Intervest Mortgage Corporation issues debentures to provide funding for its business.

At December 31, 2003, Intervest Mortgage Corporation had total assets of $119,578,000, cash and short-term investments of $25,801,000, net loans of $89,307,000, debentures and related interest payable of $99,402,000, and stockholder's equity of $18,173,000, compared to total assets of $97,311,000, cash and short-term investments of $19,946,000, net loans of $73,499,000, debentures and related interest payable of $84,751,000, and stockholder's equity of $11,413,000, at December 31, 2002.

Intervest Mortgage Corporation's operations are significantly influenced by the movement of interest rates and by general economic conditions, particularly those in the New York City metropolitan area where most of the properties that secure its mortgage loans are concentrated.

Intervest  Securities  Corporation
----------------------------------

Intervest Securities Corporation is a broker/dealer and a NASD and SIPC member firm located at 10 Rockefeller Plaza, Suite 1015, in New York City. It participates as a selected dealer from time to time in offerings of debt securities of the Company, primarily those of Intervest Mortgage Corporation. On June 2, 2003, the Holding Company acquired all of the outstanding capital stock of Intervest Securities Corporation in exchange for 30,000 shares of its Class B common stock that was newly issued for this transaction. Intervest Securities Corporation's total assets consisted of approximately $218,000 of cash at the time of acquisition. Prior to the acquisition, Intervest Securities Corporation was an affiliated entity in that it was wholly owned by the spouse of the Chairman of the Holding Company. At December 31, 2003, Intervest Securities Corporation had total assets of $455,000 consisting of cash and its stockholder's equity amounted to $459,000.

Intervest  Statutory  Trust  I  and  Intervest  Statutory  Trust  II
--------------------------------------------------------------------

Intervest Statutory Trust I was formed in December 2001 and Intervest Statutory Trust II was formed in September 2003. Each was formed for the sole purpose of issuing and administering $15,000,000 of Trust Preferred Securities for a total of $30,000,000. The Trusts do not conduct any trade or business. The Financial Accounting Standards Board has issued new accounting guidelines for special purpose entities, such as the Trusts, which will result in the deconsolidation of the Trusts from the Company's financials statements beginning in 2004. See note 1 to the consolidated financial statements in this report for a further discussion.

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

In making its investments, Intervest Mortgage Corporation also experiences significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, limited partnerships and other lenders and investors engaged in purchasing mortgages or making real property investments with investment objectives similar in whole or part to its own. Most of these competitors also have significantly greater financial and marketing resources. An increase in the general availability of funds may increase competition in the making of investments in mortgages and real property, and may reduce the yields available therefrom.

LENDING  ACTIVITIES

The Company's lending activities emphasize the origination of loans on commercial and multifamily real estate properties. Single-family residential mortgage lending has not been emphasized. The Bank also offers commercial and consumer loans. At December 31, 2003, the Company's loan portfolio, net of deferred fees, amounted to $671,125,000, compared to $489,912,000 at December 31, 2002.

The Bank's lending activities are conducted pursuant to written policies and defined lending limits. In originating loans, the Bank places emphasis on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. Depending on their type and size, certain loans must be reviewed and approved by the Bank's Loan Committee comprised of certain members of the Board of Directors prior to being originated. As part of its written policies for real estate loans, loan-to-value ratios (the ratio that the original principal amount of the loan bears to the lower of the purchase price or appraised value of the property securing the loan at the time of origination) on new loans originated by the Bank typically do not exceed 80%, and debt service coverage ratios on new loans typically are not less than 1.2x.

Intervest Mortgage Corporation does not have formal policies regarding the percentage of its assets that may be invested in any single mortgage, the type of mortgage loans and investments it can make, the geographic location of properties collateralizing those mortgages or limits as to loan-to-value and debt service coverage ratios. It also does not have a Loan Committee or a formal loan approval process. Its real estate mortgage loans consist of first mortgage, junior mortgage and wraparound mortgage loans. Junior and wraparound mortgages normally have greater risks than first mortgages.

Real  Estate  Mortgage  Lending
-------------------------------

Nearly all of the Company's loan portfolio is comprised of loans secured by commercial and multifamily real estate, including rental and cooperative apartment buildings, office buildings, mix-used properties, shopping centers and vacant land.

Commercial and multifamily mortgage lending generally involves greater risk than 1-4 family residential lending. Such lending typically involves larger loan balances to single borrowers and repayment of loans secured by income producing properties is typically dependent upon the successful operation of the underlying real estate. From time to time, the Company may originate loans on vacant land.

Mortgage loans on commercial and multifamily properties are normally originated for terms of no more than 20 years, many with variable interest rates that are based on the prime rate. Additionally, many loans have an interest rate floor which resets upward along with any increase in the loan's interest rate. This feature reduces the loan's interest rate exposure to declining interest rates.

Mortgage loans on commercial and multifamily properties typically provide for periodic payments of interest and principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The majority of the mortgage loans originated by the Company provide for balloon payments at maturity, which means that a substantial part or the entire original principal amount is due in one lump sum payment at maturity. If the net revenue from the property is not sufficient to make all debt service payments due on the mortgage or, if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (by refinancing, sale or otherwise) to make the lump sum payment, the Company could sustain a loss on its investment in the mortgage loan. The Company's mortgage loans are generally not personal obligations of the borrower and are not insured or guaranteed by governmental agencies.

Commercial  Lending
-------------------

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

Consumer  Lending
-----------------

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

Loan  Solicitation  and  Processing
-----------------------------------

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

ASSET  QUALITY

After a loan is originated, the Company makes ongoing reviews of loans so as to monitor documentation and valuations of collateral with the objective of quickly identifying, evaluating and initiating corrective actions for problem loans.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities. The Company's loan portfolio has historically been concentrated in commercial real estate and multifamily mortgage loans, which represented 97% of the total loan portfolio at December 31, 2003. The properties underlying the Company's mortgages are also concentrated in New York State (64%) and the State of Florida (28%). Many of the New York properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents. Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas the properties are located, as well as the Company's underwriting standards. Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of income-producing properties. Additionally, terrorist acts, such as those that occurred on September 11, 2001, and armed conflicts, such as the recent Gulf War, may have an adverse impact on economic conditions.

At December 31, 2003, the Company had two real estate loans with an aggregate principal balance of $8,474,000 on nonaccrual status. These loans were considered impaired under the criteria of SFAS No.114. The Company's recorded investment in these loans totaled $8,499,000. The Company believes the estimated fair value of each of the underlying properties (which are located in New York
City) is greater than its recorded investment. As a result, there was no specific valuation allowance maintained. During March 2004, the aforementioned loans were brought current and returned to an accrual status. At December 31, 2003 and 2002, there were no other loans classified as nonaccrual, impaired or ninety days past due and still accruing interest.

At year-end 2002, foreclosed real estate amounted to $1,081,000. and represented one commercial real estate property located in the State of Florida that was acquired by the Bank through foreclosure. In the second quarter of

2003, the property was sold for net proceeds of approximately $1,030,000 (consisting of cash, after selling costs, of $150,000 and a mortgage of $880,000 provided by the Bank).

From 1999 to 2003, the Company experienced only one loss from its lending activities amounting to $201,000, which related to the aforementioned foreclosed real estate and was comprised of a $150,000 loan chargeoff and a $51,000 loss from the sale of that property. There can be no assurance however, that a downturn in real estate values or local economic conditions, as well as other factors, would not have an adverse impact on the Company's asset quality and future level of nonperforming assets, chargeoffs and profitability.

REAL  ESTATE  INVESTING  ACTIVITIES

The Company may periodically purchase equity interests in real property or it may acquire such an equity interest pursuant to a foreclosure upon a mortgage in the normal course of business. With respect to such equity interests in real estate, the Company may acquire and retain title to properties either directly or through a subsidiary. While no such transactions are presently pending, the Company would consider the expansion of its business through investments in or acquisitions of other companies engaged in real estate or mortgage business activities. While the Company has not previously made acquisitions of real property (other than purchases in connection with the operation of its offices or properties acquired through foreclosure), its management has had substantial experience in the acquisition and management of properties.

INVESTMENT  ACTIVITIES

The Company's investment policy is designed to provide and maintain liquidity, without incurring undue interest and credit risk. The Company has historically purchased securities that are issued directly by the U.S. government or one of its agencies which have a significantly lower credit risk than the Company's loan portfolio. To manage interest rate risk, the Company normally purchases securities that have adjustable rates or securities with fixed rates that have short- to intermediate-maturity terms. From time to time, a securities available-for-sale portfolio may be maintained to provide additional flexibility for implementing asset and liability management strategies. The Company does not engage in trading activities. Securities held to maturity totaled $152,823,000 at December 31, 2003, compared to $145,694,000 at December 31, 2002. There were no securities classified as available for sale at December 31, 2003 or 2002.

The Company also invests in various money market instruments (including overnight and term federal funds, short-term bank commercial paper and certificate of deposits) to temporarily invest funds resulting from deposit-gathering activities, normal cash flow from operations and sales of debentures. Cash and short-term investments at December 31, 2003 amounted to $64,128,000, compared to $30,849,000 at December 31, 2002.

SOURCES  OF  FUNDS

The Bank's primary sources of funds consist of the following: retail deposits obtained through its branch offices and through the mail; amortization, satisfactions and repayments of loans; maturities and calls of securities; and cash generated by operating activities. In addition, the Bank has from time to time received capital contributions from the Holding Company.

Deposit accounts are solicited from individuals, small businesses and professional firms located throughout the Bank's primary market areas through the offering of a broad variety of deposit services. The Bank also uses its web site on the internet: www.intervestnatbank.com, which attracts deposit customers from both within and outside its primary market areas. At December 31, 2003, consolidated deposit liabilities totaled $675,513,000, compared to $505,958,000 at December 31, 2002.

Deposit services include the following: certificates of deposit (including denominations of $100,000 or more); individual retirement accounts (IRAs); other time deposits; checking and other demand deposit accounts; negotiable order of withdrawal (NOW) accounts; savings accounts; and money market accounts. Interest rates offered by the Bank on deposit accounts are normally competitive with those in the principal market areas of the Bank. In addition, the determination of rates and terms also considers the Bank's liquidity requirements, loan demand, growth goals, capital levels and federal regulations. Maturity terms, service fees and withdrawal penalties on deposit products are reviewed and established by the Bank on a periodic basis.

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

The Bank purchases federal funds from time to time to manage its liquidity needs. The Bank has agreements with correspondent banks whereby it may borrow on an overnight, unsecured basis of up to $16,000,000. As a member of the FHLB and the FRB, the Bank can borrow from these institutions on a secured basis that amounted to approximately $145,000,000 at December 31, 2003. At December 31, 2003 and 2002, there were no outstanding borrowings under any of these lines and such funding has not been emphasized to date.

Intervest Mortgage Corporation's principal sources of funds consist of borrowings (through the issuance of its debentures), mortgage repayments and cash flow generated from operations. From time to time, it has received capital contributions from the Holding Company. At December 31, 2003, Intervest Mortgage Corporation had debentures outstanding of $87,350,000, compared to $74,000,000 at December 31, 2002.

The Holding Company has also issued debentures for working capital purposes. The Holding Company's debentures outstanding totaled $7,340,000 at December 31, 2003, compared to $10,430,000 December 31, 2002. In addition, the Holding Company, through its wholly owned subsidiaries Intervest Statutory Trust I and Intervest Statutory Trust II, has issued Trust Preferred Securities (Capital Securities) totaling $30,000,000 to date.

EMPLOYEES

At December 31, 2003, the Company employed 61 full-time equivalent employees, compared to 57 at year-end 2002. The Company provides various benefit plans, including group life, health and a 401(k) Plan. The employees are not covered by a collective bargaining agreement and the Company believes employee relations are good.

FEDERAL  AND  STATE  TAXATION

The Company and its subsidiaries file a consolidated federal income tax return and combined state and city income tax returns in New York. The Company also files a franchise tax return in Delaware. The Bank files a state income tax return in Florida. All the returns are filed on a calendar year basis.

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

Although the Bank's federal income tax liability is determined under provisions of the Code, which is applicable to all taxpayers, Sections 581 through 597 of the Code apply specifically to financial institutions. The two primary areas in which the treatment of financial institutions differs from the treatment of other corporations under the Code are in the areas of bond gains and losses and bad debt deductions. Bond gains and losses generated from the sale or exchange of portfolio instruments are generally treated for financial institutions as ordinary gains and losses as opposed to capital gains and losses for other corporations, as the Code considers bond portfolios held by banks to be inventory in a trade or business rather than capital assets. Banks are allowed a statutory method for calculating a reserve for bad debt deductions. Based on its asset size, a bank is permitted to maintain a bad debt reserve calculated on an experience method, based on chargeoffs and recoveries for the current and preceding five years, or a "grandfathered" base year reserve, if larger. In 2002, due to its asset size, the Bank no longer qualified for this method and began using the direct write-off method in computing its bad debt deduction for tax purposes.

INVESTMENT  IN  SUBSIDIARIES

The following table provides information regarding the Holding Company's subsidiaries:

                                       At December 31, 2003
                                  ---------------------------------   Subsidiaries
($in thousands                     % of                  Equity in    Earnings (loss) for the
                                  Voting      Total     Underlying    Year Ended December 31,
Subsidiary                         Stock   Investment   Net Assets    2003    2002    2001
--------------------------------  -------  -----------  -----------  ------  ------  ------
Intervest National Bank              100%  $    73,907  $    73,907  $8,667   $6,459  $3,404
Intervest Mortgage Corporation       100%  $    18,173  $    18,173  $1,759   $1,567  $  577
Intervest Securities Corporation     100%  $       459  $       459  $  (6)   $    -  $    -
Intervest Statutory Trust I          100%  $       464  $       464  $   -    $    -  $    -
Intervest Statutory Trust II         100%  $       464  $       464  $   -    $    -  $    -

The Bank pays a monthly dividend to the Holding Company in order to provide funds for the debt service on the Capital Securities, the proceeds of which were contributed to the Bank as capital. Such dividends paid in 2003, 2002 and 2001 by the Bank to Holding Company amounted to $1,695,000, $1,500,000 and $125,000, respectively.

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

Bank  Holding  Company  Regulation
----------------------------------

As a financial holding company registered under the Bank Holding Company Act of 1956 (BHCA), the Holding Company is subject to the regulation and supervision of the FRB, and is required to file with the FRB periodic reports and other information regarding its business operations and those of its subsidiaries.

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

The FRB monitors the capital adequacy of bank holding companies and uses risk-based capital adequacy guidelines to evaluate bank holding companies on a consolidated basis. The guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. At December 31, 2003, the Company's consolidated ratio of total capital to risk-weighted assets was 14.84% and its risk-based Tier 1 capital ratio was 13.28%. At December 31, 2002, the same ratios were 13.06% and 12.21%, respectively. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. The Company's consolidated leverage ratio at December 31, 2003 and 2002, was 11.31% and 9.88%, respectively.

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

Bank  Regulation
----------------

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

Applicable law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under federal regulations, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank is considered (a) "undercapitalized " if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capitalized ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (b) "significantly undercapitalized" if a bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%, and (c) "critically undercapitalized" if a bank has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2003 and 2002, the Bank met the definition of a well-capitalized institution.

The deposits of the Bank are insured by the FDIC through the Bank Insurance Fund (the "BIF") to the extent provided by law. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and $0.27 per $100 of eligible deposits, depending upon the institutions capital position and other supervisory factors. Legislation also provides for assessments against BIF insured institutions that will be used to pay certain financing corporation ("FICO") obligations. In addition to any BIF insurance assessments, BIF-insured banks are expected to make payments for the FICO obligations currently equal to an estimated $0.0152 per $100 of eligible deposits each year. The assessment is determined quarterly.

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

Interstate  Banking  and  Other  Recent  Legislation
----------------------------------------------------

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

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to establishing a new accounting oversight board, which will enforce auditing, quality control and independence standards, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company's audit committee. In addition, audit partners must be rotated. The Act requires chief executive and chief financial officers, or their equivalent, to certify to the accuracy of reports filed with the SEC, subject to civil and criminal penalties. In addition, under the Act, legal counsel will be required to report evidence of material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer and, if such officer does not appropriately respond, to report such evidence to the audit committee of the board or the board itself. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to executives are restricted. The Act accelerates the time frame for disclosures by public companies and directors and executive officers must also provide information for most changes in ownership of company securities within two business days of the change. The Act also prohibits any officer or director or any other person other their direction from taking any action to fraudulently induce, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The

Act also required the SEC to prescribe rules requiring the inclusion of an internal report and assessment by management in the annual report to shareholders.

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

Monetary  Policy  and  Economic  Control
----------------------------------------

The commercial banking business is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks' deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of these agencies are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company cannot be predicted.

Non-Bank  Subsidiaries.
-----------------------

The Company's non-banking subsidiary, Intervest Mortgage Corporation, is also subject to regulation by the FRB. Intervest Securities Corporation is regulated by the Securities and Exchange Commission, or "SEC", the National Association of Securities Dealers, Inc., or "NASD," and state securities regulators.

ITEM  2.  PROPERTIES

The office of the Holding Company, Intervest Mortgage Corporation and Intervest Securities Corporation is located in leased premises (of approximately 5,000 sq. ft.) on the tenth floor of 10 Rockefeller Plaza, New York, N.Y, 10020. The lease expires in September 2004. The Bank's headquarters and banking office is located in leased premises on the third floor of One Rockefeller Plaza, New York, N.Y, 10020. The office consists of approximately 7,000 sq. ft. and the lease expires in May 2008.

In October 2003, the Holding Company entered into a new lease for the entire fourth floor (consisting of approximately 21,400 square feet) of One Rockefeller Plaza, New York, N.Y, 10020 through March 2014. The Holding Company, the Bank's headquarters and banking office, Intervest Mortgage Corporation and Intervest Securities Corporation will be moving from their present locations to the fourth floor upon completion of renovations, with the Bank expected to occupy one-half of this space. Upon relocation, the Bank's current lease of the third floor of One Rockefeller Plaza will be canceled, while the current lease for the tenth floor of 10 Rockefeller plaza will continue to run until it expires in September 2004, or earlier if such space is rented by the landlord prior thereto. All the leases contain operating escalation clauses related to taxes and operating costs based upon various criteria and are accounted for as operating leases.

The Bank's principal office in Florida is located at 625 Court Street, Clearwater, Florida, 33756. In addition, the Bank operates four other branch offices; three of which are in Clearwater, Florida, at 1875 Belcher Road North, 2175 Nursery Road and 2575 Ulmerton Road, and one is at 6750 Gulfport Blvd, South Pasadena, Florida. With the exception of the Belcher Road office, which is leased through June 2007, the Bank owns all its offices in Florida.

The Bank's office at 625 Court Street consists of a two-story building containing approximately 22,000 sq. ft. The Bank occupies the ground floor (approximately 8,500 sq. ft.) and leases the 2nd floor to a single commercial tenant. The branch office at 1875 Belcher Road is a two-story building in which the Bank leases approximately 5,100 sq. ft. on the ground floor. The branch office at 2175 Nursery Road is a one-story building containing approximately 2,700 sq. ft., which is entirely occupied by the Bank. The branch office at 2575 Ulmerton Road is a three-story building containing approximately 17,000 sq. ft. The Bank occupies the ground floor (approximately 2,500 sq. ft.) and leases the upper floors to commercial tenants. The branch office at 6750 Gulfport Blvd. is a one-story building containing approximately 2,800 sq. ft., which is entirely occupied by the Bank. In addition, each of the Bank's Florida offices include drive-through teller facilities. The Bank also owns a two-story building located on property contiguous to its Court Street office in Florida. The building contains approximately 12,000 sq. ft. and is leased to commercial tenants. The Bank also owns property across from its Court Street branch office in Florida. which consists of an office building that contains approximately 1,400 sq.ft. that is leased to one commercial tenant. This property provides additional parking for the Court Street branch.

ITEM  3.  LEGAL  PROCEEDINGS

The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2003, to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM  4A.  EXECUTIVE  OFFICERS  AND  OTHER  KEY  EMPLOYEES

JEROME DANSKER, age 85, serves as Chairman of the Board of Directors and Executive Vice President of Intervest Bancshares Corporation since 1996 and 1994, respectively. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a Law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker also serves as Chairman of the Board of Directors and Loan Committee of Intervest National Bank, Chairman of the Board of Directors and Executive Vice President of Intervest Mortgage Corporation, and Chairman of the Board of Directors of Intervest Securities Corporation.

LOWELL S. DANSKER, age 53, serves as Vice Chairman of the Board of Directors, and as President and Treasurer of Intervest Bancshares Corporation since October 2003 and 1993, respectively. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a Law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker also serves as Vice Chairman of the Board of Directors, Chief Executive Officer and a member of the Loan Committee of Intervest National Bank, Vice Chairman of the Board of Directors, President and Treasurer of Intervest Mortgage Corporation, and Vice Chairman of the Board of Directors and Chief Executive Officer of Intervest Securities Corporation.

LAWRENCE G. BERGMAN, age 59, serves as a Director, Vice President and Secretary of Intervest Bancshares Corporation since 1993. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University and a Master of Science in Engineering and a Ph.D. degree from The Johns Hopkins University. Mr. Bergman also serves as a Director and a member of the Loan Committee of Intervest National Bank, Director, Vice-President and Secretary of Intervest Mortgage Corporation, and Director and Vice-President of Intervest Securities Corporation.

KEITH A. OLSEN, age 50, serves as President of the Florida Division and as a Director of Intervest National Bank and has served in such capacities since July 2001. Prior to that, Mr. Olsen was the President of Intervest Bank from 1994 until it merged into Intervest National Bank in July 2001. Prior to that, he was Senior Vice President of Intervest Bank since 1991. Mr. Olsen received an Associates degree from St. Petersburg Junior College and a Bachelors degree in Business Administration and Finance from the University of Florida, Gainesville. He is also a graduate of the Florida School of Banking of the University of Florida, Gainesville, the National School of Real Estate Finance of Ohio State University and the Graduate School of Banking of the South of Louisiana State

University. Mr. Olsen has been in banking for more than 15 years and has served as a senior bank officer for more than 10 years.

RAYMOND C. SULLIVAN, age 57, serves as President and as a Director of Intervest National Bank and has served in such capacities since April 1999. Prior to that, Mr. Sullivan was an employee of Intervest Bancshares Corporation from March 1998 to March 1999. Mr. Sullivan received an MBA degree from Fordham University, an M.S. degree from City College of New York and a B.A. degree from St. Francis College. Mr. Sullivan also has a Certificate in Advanced Graduate Study in Accounting from Pace University and is a graduate of the National School of Finance and Management. Mr. Sullivan has over 27 years of banking experience. Prior to joining the Company, Mr. Sullivan was the Operations Manager of the New York Agency Office of Banco Mercantile, C.A. from 1994 to 1997, a Senior Associate at LoBue Associates, Inc. from 1992 to 1993, and an Executive Vice President, Chief Operations Officer and Director of Central Federal Savings Bank from 1985 to 1992.

JOHN J. ARVONIO, age 41, serves as Senior Vice President, Chief Financial Officer and Secretary of Intervest National Bank and has served in such capacities since September 2000. Prior to that, Mr. Arvonio served as Vice President, Controller and Secretary of Intervest National Bank since April 1999 and as an employee of Intervest Bancshares Corporation from April 1998 to March 1999. Mr. Arvonio also is a register representative of Intervest Securities Corporation since December 2003. Mr. Arvonio received a B.B.A. degree from Iona College and is a Certified Public Accountant. Mr. Arvonio has over 15 years of banking experience. Prior to joining the Company, Mr. Arvonio served as Second Vice President, Technical Advisor and Assistant Controller for The Greater New York Savings Bank from 1992 to 1997. Prior to that, Mr. Arvonio was a Manager of Financial Reporting for the Leasing and Investment Banking Divisions of Citibank from 1989 to 1992, and a Senior Auditor for Ernst & Young from 1985 to 1989.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET  FOR  SECURITIES

The Holding Company's Class A common stock is quoted on the NASDAQ SmallCap Market under the symbol: IBCA. There is no public-trading market for the Holding Company's Class B common stock. At December 31, 2003, there were 5,603,377 and 385,000 shares of Class A and Class B common stock outstanding, respectively. At December 31, 2003, there were approximately 1,200 holders of record of the Class A common stock, which includes persons or entities that hold their stock in nominee form or in street name through various brokerage firms. At December 31, 2003, there were five holders of record of Class B common stock.

The high and low sales prices, which represent actual sales transactions as reported by the NASDAQ, for the Class A common stock by calendar quarter for 2003 and 2002 are as follows:

                               2003           2002
                               ----           ----
                           High    Low     High    Low
                          --------------  -------------
          First quarter   $11.48  $10.05  $ 9.99  $7.20
          Second quarter  $12.77  $10.38  $11.05  $8.79
          Third quarter   $13.75  $12.05  $11.50  $7.46
          Fourth quarter  $15.48  $12.86  $11.25  $8.99

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
-----------------------------------------------------------------------------------------------------------------------------
                                                                          At or For The Year Ended December 31,
                                                              ---------------------------------------------------------------
($in thousands, except per share data)                           2003         2002         2001         2000         1999
-----------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION DATA:
Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $  910,595   $  685,979   $  512,622   $  416,927   $  340,481
Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $   64,128   $   30,849   $   24,409   $   42,938   $   32,095
Securities available for sale. . . . . . . . . . . . . . . .  $        -   $        -   $    6,192   $   74,789   $        -
Securities held to maturity, net . . . . . . . . . . . . . .  $  152,823   $  145,694   $   99,157   $   20,970   $   83,132
Loans receivable, net of deferred fees . . . . . . . . . . .  $  671,125   $  489,912   $  368,526   $  266,326   $  212,937
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .  $  675,513   $  505,958   $  362,437   $  300,241   $  201,080
Borrowed funds and related accrued interest payable. . . . .  $  139,455   $  113,568   $   99,910   $   72,813   $   99,377
Stockholders' equity . . . . . . . . . . . . . . . . . . . .  $   75,385   $   53,126   $   40,395   $   36,228   $   33,604
Nonaccrual loans . . . . . . . . . . . . . . . . . . . . . .  $    8,474   $        -   $    1,243   $        -   $        -
Foreclosed real estate . . . . . . . . . . . . . . . . . . .  $        -   $    1,081   $        -   $        -   $        -
Allowance for loan losses. . . . . . . . . . . . . . . . . .  $    6,580   $    4,611   $    3,380   $    2,768   $    2,493
Loan chargeoffs. . . . . . . . . . . . . . . . . . . . . . .  $        -   $      150   $        -   $        -   $        -
Loan recoveries. . . . . . . . . . . . . . . . . . . . . . .  $        -   $      107   $        -   $        -   $        1
-----------------------------------------------------------------------------------------------------------------------------
OPERATIONS DATA:
Interest and dividend income . . . . . . . . . . . . . . . .  $   50,464   $   43,479   $   35,462   $   31,908   $   25,501
Interest expense . . . . . . . . . . . . . . . . . . . . . .      28,564       26,325       24,714       23,325       18,419
                                                              ---------------------------------------------------------------
Net interest and dividend income . . . . . . . . . . . . . .      21,900       17,154       10,748        8,583        7,082
Provision for loan losses. . . . . . . . . . . . . . . . . .       1,969        1,274          612          275          830
                                                              ---------------------------------------------------------------
Net interest and dividend income after
     provision for loan losses . . . . . . . . . . . . . . .      19,931       15,880       10,136        8,308        6,252
Noninterest income . . . . . . . . . . . . . . . . . . . . .       3,321        2,218        1,655          983          900
Noninterest expenses . . . . . . . . . . . . . . . . . . . .       7,259        6,479        5,303        4,568        4,059
                                                              ---------------------------------------------------------------
Earnings before income taxes, extraordinary item
     and change in accounting principle. . . . . . . . . . .      15,993       11,619        6,488        4,723        3,093
Provision for income taxes . . . . . . . . . . . . . . . . .       6,873        4,713        2,710        1,909        1,198
                                                              ---------------------------------------------------------------
Earnings before extraordinary item and
     change in accounting principle. . . . . . . . . . . . .       9,120        6,906        3,778        2,814        1,895
Extraordinary item, net of tax (1) . . . . . . . . . . . . .           -            -            -         (206)           -
Cumulative effect of accounting change, net of tax (2) . . .           -            -            -            -         (128)
                                                              ---------------------------------------------------------------
Net earnings . . . . . . . . . . . . . . . . . . . . . . . .  $    9,120   $    6,906   $    3,778   $    2,608   $    1,767
-----------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA (3):
Basic earnings per share . . . . . . . . . . . . . . . . . .  $     1.85   $     1.71   $     0.97   $     0.67   $     0.47
Diluted earnings per share . . . . . . . . . . . . . . . . .  $     1.53   $     1.37   $     0.97   $     0.67   $     0.44
Book value per share . . . . . . . . . . . . . . . . . . . .  $    12.59   $    11.30   $    10.36   $     9.29   $     8.76
Market price per share . . . . . . . . . . . . . . . . . . .  $    14.65   $    10.80   $     7.40   $     3.75   $     6.25
-----------------------------------------------------------------------------------------------------------------------------
OTHER DATA AND RATIOS:
Common shares outstanding. . . . . . . . . . . . . . . . . .   5,988,377    4,703,087    3,899,629    3,899,629    3,836,879
Average common shares used to calculate:
     Basic earnings per share. . . . . . . . . . . . . . . .   4,938,995    4,043,619    3,899,629    3,884,560    3,760,293
     Diluted earnings per share. . . . . . . . . . . . . . .   6,257,720    5,348,121    3,899,629    3,884,560    4,020,118
Adjusted net earnings for diluted earnings per share . . . .  $    9,572   $    7,342   $    3,778   $    2,608   $    1,767
Full-service banking offices . . . . . . . . . . . . . . . .           6            6            6            6            6
Net interest margin. . . . . . . . . . . . . . . . . . . . .        2.90%        2.88%        2.47%        2.34%        2.38%
Return on average assets . . . . . . . . . . . . . . . . . .        1.19%        1.13%        0.85%        0.69%        0.57%
Return on average equity . . . . . . . . . . . . . . . . . .       15.34%       15.56%        9.94%        7.48%        5.48%
Loans, net of unearned income to deposits. . . . . . . . . .       99.35%       96.83%       101.7%       88.70%      105.90%
Allowance for loan losses to total net loans . . . . . . . .        0.98%        0.94%        0.92%        1.04%        1.17%
Average stockholders' equity to average total assets . . . .        7.74%        7.27%        8.50%        9.18%       10.37%
Stockholders' equity to total assets . . . . . . . . . . . .        8.28%        7.74%        7.88%        8.69%        9.87%
-----------------------------------------------------------------------------------------------------------------------------

(1)  Represents a charge, net of taxes, from the early retirement of debentures.
(2)  Represents a charge, net of taxes, from the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up
     Activities."
(3)  The Company has never paid common dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management's discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-K.

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

The Company's profitability is also affected by the level of its noninterest income and expenses, provision for loan losses and income tax expense. Noninterest income consists mostly of loan and other banking fees as well as income from loan prepayments. The amount and timing of, as well as income from, loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Many of the Company's mortgage loans include prepayment provisions, and others prohibit prepayment of indebtedness entirely. Noninterest expense consists of compensation and benefits expense, occupancy and equipment expenses, data processing expenses, advertising expense, professional fees, insurance expense and other operating expenses.

The Company's profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. The Company's loan portfolio has historically been concentrated in commercial real estate and multifamily mortgage loans, which represented 97% of the total loan portfolio at December 31, 2003. The properties underlying the Company's mortgages are also concentrated in New York State (64%) and the State of Florida (28%). Many of the New York properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents. Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas the properties are located, as well as the Company's underwriting standards. Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of income-producing properties. Additionally, terrorist acts, such as those that occurred on September 11, 2001, and armed conflicts, such as the recent Gulf War, may have an adverse impact on economic conditions.

The Company has also previously announced that it intends to explore further growth through the acquisition of other banks or thrifts with operations compatible with its own and with a view towards consolidating selected lines of business, operations and support functions in order to achieve economies of scale, greater efficiency and operational consistency. The Company anticipates that any such banks/thrifts would be located in the Eastern United States. The Company has not entered into any agreements or identified any institutions for acquisition and there can be no assurances that any such acquisitions will be successfully completed.

COMPARISON  OF  FINANCIAL  CONDITION AT DECEMBER 31, 2003 AND DECEMBER 31, 2002.

Overview
--------

Total assets at December 31, 2003 increased to $910,595,000, from $685,979,000 at December 31, 2002. Total liabilities at December 31, 2003 increased to $835,210,000, from $632,853,000 at December 31, 2002, and stockholders' equity increased to $75,385,000 at December 31, 2003, from $53,126,000 at year-end 2002. Book value per common share increased to $12.59 per share at December 31, 2003, from $11.30 at December 31, 2002.

Selected balance sheet information as of December 31, 2003 follows:

                                                           Intervest    Intervest   Intervest    Intervest      Inter-
                                               Holding     National     Mortgage    Statutory    Securities    Company
($in thousands)                                Company       Bank         Corp        Trusts        Corp       Amts (1)
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                    $    2,968   $   56,395   $   25,801   $        -  $       455   $ (21,491)
Security investments                                  -      155,898            -       30,928            -     (30,928)
Loans receivable, net of deferred fees           15,592      566,226       89,307            -            -           -
Allowance for loan losses                           (78)      (6,310)        (192)           -            -           -
Investment in subsidiaries                       93,467            -            -            -            -     (93,467)
All other assets                                  4,235       17,358        4,662          100            -        (331)
------------------------------------------------------------------------------------------------------------------------
Total assets                                 $  116,184   $  789,567   $  119,578   $   31,028  $       455   $(146,217)
------------------------------------------------------------------------------------------------------------------------
Deposits                                     $        -   $  697,279   $        -   $        -  $         -   $ (21,766)
Borrowed funds and interest payable              40,729          255       99,402       30,097            -     (31,028)
All other liabilities                                70       18,126        2,003            3           (4)         44
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                40,799      715,660      101,405       30,100           (4)    (52,750)
------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                             75,385       73,907       18,173          928          459     (93,467)
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $  116,184   $  789,567   $  119,578   $   31,028  $       455   $(146,217)
------------------------------------------------------------------------------------------------------------------------



($in thousands)                               Combined
-------------------------------------------------------
Cash and cash equivalents                    $  64,128
Security investments                           155,898
Loans receivable, net of deferred fees         671,125
Allowance for loan losses                      ( 6,580)
Investment in subsidiaries                           -
All other assets                                26,024
-------------------------------------------------------
Total assets                                 $ 910,595
-------------------------------------------------------
Deposits                                     $ 675,513
Borrowed funds and interest payable            139,455
All other liabilities                           20,242
-------------------------------------------------------
Total liabilities                              835,210
-------------------------------------------------------
Stockholders' equity                            75,385
-------------------------------------------------------
Total liabilities and stockholders' equity   $ 910,595
-------------------------------------------------------

(1)  All  significant  intercompany  balances and transactions are eliminated in consolidation.  Such  amounts  arise largely from intercompany deposit accounts, investments  and  borrowed  funds

A comparison of the Company's consolidated balance sheet as of December 31, 2003 and 2002 follows:

                                                                   At December 31, 2003      At December 31, 2002
                                                                 ------------------------  ------------------------
                                                                 Carrying       % of       Carrying       % of
($in thousands)                                                    Value    Total Assets     Value    Total Assets
-------------------------------------------------------------------------------------------------------------------
Cash, cash equivalents and time deposits with banks              $  64,128           7.0%  $  32,849           4.8%
Security investments                                               155,898          17.1     146,802          21.4
Loans receivable, net of deferred fees and loan loss allowance     664,545          73.0     485,301          70.7
All other assets                                                    26,024           2.9      21,027           3.1
-------------------------------------------------------------------------------------------------------------------
Total assets                                                     $ 910,595         100.0%  $ 685,979         100.0%
-------------------------------------------------------------------------------------------------------------------
Deposits                                                         $ 675,513          74.2%  $ 505,958          73.8%
Borrowed funds and interest payable                                139,455          15.3     113,568          16.6
All other liabilities                                               20,242           2.2      13,327           1.9
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                  835,210          91.7     632,853          92.3
-------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                75,385           8.3      53,126           7.7
-------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $ 910,595         100.0%  $ 685,979         100.0%
-------------------------------------------------------------------------------------------------------------------

Cash  and  Cash  Equivalents  and  Time  Deposits  with  Banks
--------------------------------------------------------------

Cash and cash equivalents increased to $64,128,000 at December 31, 2003, from $30,849,000 at December 31, 2002, primarily due to a higher level of overnight federal fund investments The increase reflected the temporary investment of deposit inflows during December 2003. A significant portion of these funds is expected to fund new loans. Time deposits (greater than 3 month maturities) with banks amounted to $2,000,000 at December 31, 2002, compared to none outstanding at year-end 2003 due to the maturity of the deposit during 2003.

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

Security  Investments
---------------------

The Company invests in securities after satisfying its liquidity objectives and lending commitments. The Company has historically only purchased debt securities that are issued by the U.S. government or one of its agencies. The

Company's investment policy is designed to provide and maintain liquidity, without incurring undue interest and credit risk. The Company's security investments have lower yields than its loan portfolio. To manage interest rate risk, the Company normally purchases securities that have adjustable rates or securities with fixed rates that have short to intermediate maturity terms. The Company does not engage in trading activities.

Securities that are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates or other factors, are classified as available for sale and are carried at estimated fair value. There were no securities classified as available for sale at December 31, 2003 or 2002.

Securities for which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Such securities totaled $152,823,000 at December 31, 2003, compared to $145,694,000 at December 31, 2002. The increase was due to new purchases exceeding maturities and calls of securities during the year. At December 31, 2003, the portfolio consisted of short-term debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Student Loan Marketing Association with a weighted-average yield of 1.75% and a weighted-average remaining maturity of 1.7 years, compared to 2.39% and 1.6 years, respectively, at December 31, 2002. The securities are fixed rate or have predetermined scheduled rate increases, and some have call features that allow the issuer to call the security before its stated maturity without penalty. At December 31, 2003 and 2002, the portfolio's estimated fair value was $152,995,000 and $146,560,000, respectively.

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), the Bank maintains an investment in their capital stock of $1,384,000 and $1,691,000, respectively. The FRB stock currently pays a dividend of 6%, while the FHLB stock dividend was suspended in September 2003 and then re-instituted in the first quarter of 2004 at a rate of 1.45%. The total investment, which amounted to $3,075,000 at December 31, 2003, compared to $1,108,000 at December 31, 2002, fluctuates based on specific factors (the Bank's capital level for the FRB and the Bank's loans for the FHLB). The Bank became a member of the FHLB during the second quarter of 2003.

Loans  Receivable,  Net  of  Deferred  Fees  and  Allowance  for  Loan  Losses
------------------------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan losses, increased to $664,545,000 at December 31, 2003, from $485,301,000 at December 31, 2002. The growth reflected new originations of commercial real estate and multifamily mortgage loans, partially offset by principal repayments.

The  following  table  sets  forth  information  concerning  the loan portfolio:

                                           At December 31, 2003       At December 31, 2002
                                        ---------------------------  ------------------------
                                          # of                % of    # of             % of
($in thousands)                           Loans     Amount    Total   Loans   Amount   Total
---------------------------------------------------------------------------------------------
Commercial real estate loans                 184   $344,071    50.7%    162  $275,096   55.5%
Residential multifamily loans                210    310,650    45.8     168   214,515   43.3
Land development and other land loans          6     20,526     3.0       3     1,890    0.4
Residential 1-4 family loans                  26      1,628     0.2      28     1,953    0.4
Commercial loans                              28      1,662     0.2      27     1,608    0.3
Consumer loans                                16        319     0.1      16       240    0.1
---------------------------------------------------------------------------------------------
Total gross loans receivable                 470    678,856   100.0%    404   495,302  100.0%
Deferred loan fees                                   (7,731)                   (5,390)
---------------------------------------------------------------------------------------------
Loans, net of deferred fees                         671,125                   489,912
Allowance for loan losses                            (6,580)                   (4,611)
---------------------------------------------------------------------------------------------
Loans receivable, net                              $664,545                  $485,301
---------------------------------------------------------------------------------------------

The following table sets forth the scheduled contractual principal repayments of the loan portfolio:

                                                        At December 31,
                                                     ------------------
          ($in thousands)                               2003      2002
          -------------------------------------------------------------
          Within one year                            $133,137  $103,398
          Over one to five years (1)                  430,783   305,013
          Over five years (1)                         114,936    86,891
          -------------------------------------------------------------
                                                     $678,856  $495,302
          -------------------------------------------------------------

(1) At December 31, 2003, $401,692,000 of loans with adjustable rates and $144,027,000 of loans with fixed rates were due after one year.

The  following  table  sets  forth  the  activity  in  the  loan  portfolio:

                                                    For the Year Ended December 31,
                                                   ---------------------------------
     ($in thousands)                                  2003        2002       2001
     -------------------------------------------------------------------------------
     Loans receivable, net, at beginning of year   $ 485,301   $ 365,146   $263,558
       Loans originated                              378,630     233,689    195,754
       Principal repayments                         (195,076)   (110,661)   (91,785)
       Recoveries                                          -        (107)         -
       Chargeoffs                                          -         150          -
       Increase in deferred loan fees                 (2,341)     (1,642)    (1,769)
       Provision for loan losses                      (1,969)     (1,274)      (612)
     -------------------------------------------------------------------------------
     Loans receivable, net, at end of year         $ 664,545   $ 485,301   $365,146
     -------------------------------------------------------------------------------

At December 31, 2003, two real estate loans with an aggregate principal balance of $8,474,000 were on nonaccrual status. These loans were considered impaired under the criteria of SFAS No.114 and the Company's recorded investment in these loans totaled $8,499,000. The Company believes the estimated fair value of each of the underlying properties (which are located in New York City) is greater than its recorded investment. As a result, there was no specific valuation allowance maintained. During March 2004, the aforementioned loans were brought current and returned to an accrual status. At December 31, 2003 and 2002, there were no other loans classified as nonaccrual, impaired or ninety days past due and still accruing interest.

Allowance  for  Loan  Losses
----------------------------

At December 31, 2003, the allowance for loan losses increased to $6,580,000 from $4,611,000 at December 31, 2002 and represented 0.98% of total loans (net of deferred fees) outstanding at December 31, 2003, compared to 0.94% at December 31, 2002. The increase in the allowance was due to provisions aggregating $1,969,000 resulting from loan growth of $183,554,000. At December 31, 2003 and 2002, the allowance for loan losses was almost all allocated to commercial real estate, multifamily and land loans.

The following table sets forth information with respect to the allowance for loan losses:

                                                               For the Year Ended December 31,
                                                               -------------------------------
     ($in thousands)                                             2003       2002       2001
     -----------------------------------------------------------------------------------------
     Allowance at beginning of year                            $  4.611   $  3,380   $  2,768
     Provision charged to operations                              1,969      1,274        612
     Chargeoffs                                                       -       (150)         -
     Recoveries                                                       -        107          -
     -----------------------------------------------------------------------------------------
     Allowance at end of year                                  $  6,580   $  4,611   $  3,380
     -----------------------------------------------------------------------------------------
     Ratio of allowance to total loans, net of deferred fees       0.98%      0.94%      0.92%
     Total loans, net of deferred fees at year end             $671,125   $489,912   $368,526
     Average loans outstanding during the year                 $585,556   $439,241   $315,148
     -----------------------------------------------------------------------------------------

The allowance for loan losses is established through a provision charged to operations. Loans are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The adequacy of the allowance is evaluated monthly or more frequently when necessary with consideration given to: the nature and volume of the loan portfolio; overall portfolio quality; loan concentrations; specific problem loans and commitments and estimates of fair value thereof; historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's perception of the current and anticipated economic conditions in the Company's lending areas. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions, or other factors, differ from those assumed in the determination of the level of the allowance.

In addition, SFAS No. 114 specifies the manner in which the portion of the allowance for loan losses related to impaired loans is computed. A loan is normally deemed impaired when, based upon current information and events, it is probable that the Company will be unable to collect both full principal and interest due according to the contractual terms of the loan agreement. Impairment for larger balance loans such as commercial real estate and multifamily loans are measured based on: the present value of expected future cash flows, discounted at the loan's effective interest rate; or the observable market price of the loan; or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance within the overall allowance for loan losses and a charge through the provision for loan losses. The Company's policy is to charge off any portion of the recorded investment in the loan that exceeds the fair value of the collateral.

The Company considers a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal and interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and/or interest payments other than minimum delays or shortfalls in payments, and (iii) other information known by management that would indicate the full repayment of principal and interest is not probable. In evaluating loans for impairment, management generally considers delinquencies of 60 days or less to be minimum delays, and accordingly does not consider such delinquent loans to be impaired in the absence of other indications. Impaired loans normally consist of loans on nonaccrual status. Generally, all loans are evaluated for impairment on a loan-by-loan basis.

Finally, the Company's regulators, as an integral part of their examination process, periodically review the allowance for loan losses. Accordingly, the Company may be required to take certain chargeoffs and/or recognize additions to the allowance based on the regulators' judgment concerning information available to them during their examination.

All  Other  Assets
------------------

The following table sets forth the composition of the caption "All other assets" in the table on page 19:

                                                   At December 31,
                                                  -----------------
          ($in thousands)                           2003     2002
          ---------------------------------------------------------
          Accrued interest receivable              $ 4,995  $ 4,263
          Loans fee receivable                       5,622    3,706
          Premises and equipment, net                5,752    6,098
          Foreclosed real estate                         -    1,081
          Deferred income tax asset                  2,960    1,997
          Deferred debenture offering costs, net     4,023    3,498
          All other                                  2,672      384
          ---------------------------------------------------------
                                                   $26,024  $21,027
          ---------------------------------------------------------

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

Premises and equipment is detailed in note 5 to the consolidated financial statements. Premises and equipment decreased due to depreciation and amortization, partially offset by net additions of $222,000.

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

Deferred income tax asset relates primarily to the unrealized tax benefit on the Company's allowance for loan losses. The allowance has been expensed for financial statement purposes but it is currently deductible for income tax purposes. Management believes that it is more likely than not that the Company's deferred tax asset will be realized and accordingly, a valuation allowance for deferred tax assets is not maintained.

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The increase was due to $1,163,000 from Intervest Mortgage Corporation's issuance of its Series 1/21/03 and 7/25/03 debentures, $85,000 incurred by Intervest Mortgage Corporation through December 31, 2003 on a new series that was issued in January 2004 and $446,000 incurred by the Holding Company in connection with the issuance of Capital Securities. These items were partially offset by normal amortization.

The increase in all other assets was due to the recording of a receivable of $2,535,000 from the exercise of common stock warrants at year-end 2003. The proceeds were received in January 2004.

Deposits
--------

Deposits increased to $675,513,000 at December 31, 2003, from $505,958,000 at December 31, 2002, reflecting increases in money market and certificate of deposit accounts of $27,921,000 and $142,176,000, respectively. Management believes that the Bank does not have a concentration of deposits from any one source and that a large portion of its depositors are residents in the Bank's primary market areas (although there has been growth in deposits from outside the primary areas resulting from the Bank's deposit-gathering activities through its web site on the internet: www.intervestnatbank.com). The Bank also does not accept brokered deposits.

The  following  table  sets  forth the distribution of deposit accounts by type:

                                        At December 31, 2003    At December 31, 2002
                                       ----------------------  ----------------------
          ($in thousands)               Amount   %  of Total    Amount   %  of Total
          ---------------------------------------------------------------------------
          Demand deposits              $  6,210          1.0%  $  5,924          1.2%
          Interest checking deposits      9,146          1.4     10,584          2.1
          Savings deposits               30,784          4.5     30,174          6.0
          Money market deposits         162,214         24.0    134,293         26.5
          Certificates of deposit       467,159         69.1    324,983         64.2
          ---------------------------------------------------------------------------
          Total deposit accounts (1)   $675,513        100.0%  $505,958        100.0%
          ---------------------------------------------------------------------------

          (1) Includes individual retirement accounts totaling $74,170,000 and $53,340,000 at December 31, 2003 and 2002, respectively, nearly all of which are certificates of deposit.

The following table sets forth certificate of deposits by maturity for the periods indicated:

                                      At December 31, 2003    At December 31, 2002
                                     ----------------------  ----------------------
                                                 Wtd-Avg                 Wtd-Avg
          ($in thousands)             Amount   Stated Rate    Amount   Stated Rate
          -------------------------------------------------------------------------
          Within one year            $182,693         2.75%  $122,890         3.51%
          Over one to two years        90,936         3.64     57,895         4.18
          Over two to three years      30,094         4.43     31,281         5.53
          Over three to four years     89,085         4.83     17,730         5.32
          Over four years              74,351         4.20     95,187         4.92
          -------------------------------------------------------------------------
                                     $467,159         3.66%  $324,983         4.33%
          -------------------------------------------------------------------------

The following table sets forth the maturities of certificates of deposit in denominations of $100,000 or more:

                                                  At December 31,
                                                -------------------
          ($in thousands)                         2003       2002
          ---------------------------------------------------------
          Due within three months or less       $  7,514   $ 7,508
          Due over three months to six months      7,446     6,122
          Due over six months to one year         31,459    13,033
          Due over one year                       76,644    46,209
          ---------------------------------------------------------
                                                $123,063   $72,872
          ---------------------------------------------------------
          As a percentage of total deposits         18.2%     14.4%
          ---------------------------------------------------------

The  following  table  sets  forth  net  deposit  flows:

                                                For the Year Ended December 31,
                                                  ---------------------------
          ($in thousands)                           2003      2002     2001
          -------------------------------------------------------------------
          Net increase before interest credited   $151,138  $126,230  $45,078
          Net interest credited                     18,417    17,291   17,118
          -------------------------------------------------------------------
          Net deposit increase                    $169,555  $143,521  $62,196
          -------------------------------------------------------------------

Borrowed  Funds  and  Interest  Payable
---------------------------------------

The  following  table  summarizes  borrowed  funds  and  interest  payable:

                                                            At December 31, 2003   At December 31, 2002
                                                            ---------------------  ---------------------
                                                                        Accrued                Accrued
          ($in thousands)                                   Principal   Interest   Principal   Interest
          ----------------------------------------------------------------------------------------------
          Debentures - Intervest Mortgage Corporation       $   87,350  $  12,052  $   74,000  $  10,751
          Debentures - Holding Company                           7,340      2,361      10,430      3,064
          Capital Securities - Intervest Statutory Trusts       30,000         97      15,000         57
          Mortgage note payable - Intervest National Bank          255          -         266          -
          ----------------------------------------------------------------------------------------------
                                                            $  124,945  $  14,510  $   99,696  $  13,872
          ----------------------------------------------------------------------------------------------

Intervest Mortgage Corporation had $87,350,000 of debentures outstanding at December 31, 2003, compared to $74,000,000 at December 31, 2002. The increase was due to the issuance of its Series 1/21/03 and 7/25/03 debentures totaling $16,000,000 (with fixed rates of interest ranging from 6.5% to 7.25% and maturing at various times through October 1, 2010) as part of its normal funding of its mortgage loan originations. The new debentures were partially offset by the repayment of $1,400,000 of its Series 11/10/98 debentures that matured on January 1, 2003 and the early redemption on November 1, 2003 of $1,250,000 of its Series 9/18/00 debentures due January 1, 2004. Proceeds from the issuance of debentures, after underwriter's commissions and other issuance costs, amounted to $14,826,000. In January 2004, Intervest Mortgage Corporation completed the issuance of its Series 11/28/03 debentures in the aggregate principal amount of $10,000,000. Intervest Mortgage Corporation intends to file an offering to issue additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $11,500,000 will be issued in the second quarter of 2004.

The Holding Company had $7,340,000 of debentures outstanding at December 31, 2003, compared to $10,430,000 at December 31, 2002. The decrease was due to the early redemption on November 1, 2003 of $1,000,000 of its Series 12/15/00 non-convertible debentures due April 1, 2004 and the conversion of its convertible debentures in the aggregate principal amount of $2,090,000 into shares of Class A common stock at the election of the debenture holders at a conversion price of $10.01 per share. At December 31, 2003, convertible debentures outstanding totaled $4,840,000 and are convertible along with accrued interest into its Class A common stock at the following conversion prices per share: $12.00 in 2004; $14.00 in 2005; $16.00 in 2006; $18.00 in 2007 and $20.00
from  January  1  through  April  1,  2008.

Intervest Statutory Trust I and Intervest Statutory Trust II have Capital Securities outstanding aggregating $30,000,000 at December 31, 2003, compared to $15,000,000 at December 31, 2002. These securities qualify as regulatory capital. The increase was due the issuance of an additional $15,000,000 of Capital Securities. The Holding Company has invested the $30,000,000 at various times as capital contributions to the Bank.

Accrued interest payable on borrowed funds amounted to $14,510,000 at year-end 2003, compared to $13,872,000 at year-end 2002. The increase was due to accruals less repayments of interest, as well as a decrease of $1,010,000 resulting from the conversion of convertible debentures. Nearly all of the accrued interest payable is due and payable at the maturity of various debentures. For a further discussion of the debentures and Capital Securities, including redemption premiums, see notes 7 and 9 to the consolidated financial statements in this report.

Intervest National Bank has a mortgage note payable outstanding totaling $255,000 at December 31, 2003, compared to $266,000 at December 31, 2002, issued in connection with the Bank's purchase in 2002 of property that is located across from its Court Street branch office in Florida. The note matures in February of 2017 and requires monthly payments of principal and interest at 7% per annum.

All  Other  Liabilities
-----------------------

The table below sets forth the composition of the caption "All other liabilities" in the table on page 19 as follows:

                                                       At December 31,
                                                      ----------------
               ($in thousands)                         2003     2002
               -------------------------------------------------------
               Mortgage escrow funds payable           10,540    5,894
               Official checks outstanding              6,122    4,373
               Accrued interest payable on deposits     1,080      895
               Income taxes payable                       807      526
               All other                                1,693    1,639
               -------------------------------------------------------
                                                      $20,242  $13,327
               -------------------------------------------------------

Mortgage escrow funds payable represent advance payments made by borrowers for taxes and insurance that are remitted to third parties. The increase reflected the growth in the loan portfolio as well as the timing of payments to taxing authorities. Official checks outstanding varies and fluctuates based on banking activity. Accrued interest payable on deposits fluctuates based on total deposits and timing of interest payments. Income taxes payable fluctuates based on the Company's earnings, effective tax rate and timing of tax payments. All other is comprised mainly of accrued expenses as well as fees received on loan commitments that have not yet been funded.

Stockholders'  Equity
---------------------

Stockholders' equity increased to $75,385,000 from $53,126,000 at year-end 2002 as follows:

          ($in thousands)                                                            Amount    Shares
          ---------------------------------------------------------------------------------------------
          Stockholders' equity at December 31, 2002                                  $53,126  4,703,087
          Net earnings for the year                                                    9,120          -
          Class A common stock warrants exercised                                      9,466    945,717
          Convertible debentures converted at election of debenture holders            3,014    309,573
          Class B common stock issued to purchase Intervest Securities Corporation       215     30,000
          Compensation expense on warrants held by employee and directors (1)            444          -
          ---------------------------------------------------------------------------------------------
          Stockholders' equity at December 31, 2003                                  $75,385  5,988,377
          ---------------------------------------------------------------------------------------------

          (1)  For  discussion  of  compensation  related  to  stock  warrants, see note 14 to the consolidated  financial  statements  in  this  report.

LIQUIDITY

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Bank's branch offices and through the mail; amortization, satisfactions and repayments of loans; the maturities and calls of securities; issuance of debentures; borrowings in the federal funds market and cash provided by operating activities. For additional information concerning the Company's cash flows, see the consolidated statements of cash flows included in this report. The Company believes that it can fund its contractual obligations from the aforementioned sources of funds. As a member of the FHLB and the FRB, the Bank can borrow from these institutions on a secured basis of up to $145,000,000 in aggregate at December 31, 2003 based on available collateral. The Bank also has agreements with correspondent banks whereby it can borrow on an overnight, unsecured basis of up to $16,000,000. On March 17, 2004, the Holding Company completed the issuance of an additional $15 million of trust preferred capital securities.

OFF-BALANCE  SHEET  AND  OTHER  FINANCING  ARRANGEMENTS

The Company currently does not have any non-consolidated special purpose arrangements. The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For a further discussion of these financial instruments, see note 19 to the consolidated financial statements in this report.

CONTRACTUAL  OBLIGATIONS

The table below summarizes the Company's contractual obligations as of December 31, 2003.

                                                                               Due In
                                                               ---------------------------------------
                                                                         2005 and  2007 and   2009 and
($in thousands)                                       Total      2004      2006      2008      Later
------------------------------------------------------------------------------------------------------
Subordinated debentures and mortgage note payable   $  94,945  $ 20,013  $ 39,385  $  21,387  $ 14,160
Subordinated debentures - capital securities           30,000         -         -          -    30,000
Accrued interest payable on all debentures             14,510     6,808     4,707      2,838       157
Deposits with no stated maturities                    208,354   208,354         -          -         -
Deposits with stated maturities                       467,159   182,693   121,030    152,667    10,769
Operating lease payments                                9,245     1,002     1,818      1,708     4,717
Unfunded loan commitments (1)                         123,791   122,109     1,682          -         -
Available lines of credit (1)                             825       825         -          -         -
Standby letters of credit (1)                             100         -       100          -         -
------------------------------------------------------------------------------------------------------
                                                    $ 948,929  $541,804  $168,722  $ 178,600  $ 59,803
------------------------------------------------------------------------------------------------------

(1)  Since  some  of  the  commitments are expected to expire without being drawn upon, the total commitment amount  does  not  necessarily  represent  future  cash  requirements.

REGULATORY  CAPITAL

The Bank is subject to various regulatory capital requirements. The FDIC and other bank regulatory agencies use five capital categories ranging from well capitalized to critically undercapitalized to determine various matters, including prompt corrective action and each institution's FDIC deposit insurance premiums. These categories involve quantitative measures of a bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.

The Bank is required to maintain regulatory defined minimum Tier 1 leverage and Tier 1and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At December 31, 2003 and 2002, management believes the Bank met its capital adequacy requirements and is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding which would change the Bank's designation as a well-capitalized institution.

Information regarding the Bank's regulatory capital and related ratios is summarized as follows:

                                                                              At December 31,
                                                                           --------------------
     ($in thousands)                                                         2003       2002
     ------------------------------------------------------------------------------------------
     Tier 1 Capital:   Stockholder's equity                                $ 73,907   $ 51,936
                       Disallowed portion of deferred tax asset              (2,508)    (1,623)
                                                                           --------------------
                                                                             71,399     50,313
     Tier 2 Capital:   Allowable portion of allowance for loan losses         6,310      4,464
     ------------------------------------------------------------------------------------------
     Total risk-based capital                                              $ 77,709   $ 54,777
     ------------------------------------------------------------------------------------------
     Net risk-weighted assets                                              $620,155   $450,599
     Average assets for regulatory purposes                                $739,234   $569,204
     ------------------------------------------------------------------------------------------
     Tier 1 capital to average assets                                          9.66%      8.84%
     Tier 1 capital to risk-weighted assets                                   11.51%     11.17%
     Total capital to risk-weighted assets                                    12.53%     12.16%
     ------------------------------------------------------------------------------------------

The Holding Company on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At December 31, 2003 and 2002, management believes that the Holding Company met its capital adequacy requirements.

Information regarding the Holding Company's regulatory capital and related ratios is summarized below:

                                                                             At December 31,
                                                                          --------------------
     ($in thousands)                                                        2003       2002
     -----------------------------------------------------------------------------------------
     Tier 1 Capital:  Stockholder's equity                                $ 75,385   $ 53,126
                      Capital Securities limited to 25% of core capital     25,122     15,000
                                                                          --------------------
     Total core capital elements                                           100,507     68,126
                      Disallowed portion of deferred tax asset              (2,936)    (1,973)
     -----------------------------------------------------------------------------------------
     Total Tier 1 Capital                                                   97,571     66,153
     -----------------------------------------------------------------------------------------
     Tier 2 Capital : Excess Capital Securities                              4,878          -
                      Allowable portion of allowance for loan losses         6,580      4,611
     -----------------------------------------------------------------------------------------
     Total Tier 2 Capital                                                   11,458      4,611
     -----------------------------------------------------------------------------------------
     Total risk-based capital                                             $109,029   $ 70,764
     -----------------------------------------------------------------------------------------
     Net risk-weighted assets                                             $734,839   $541,776
     Average assets for regulatory purposes                               $862,873   $669,693
     -----------------------------------------------------------------------------------------
     Tier 1 capital to average assets                                        11.31%      9.88%
     Tier 1 capital to risk-weighted assets                                  13.28%     12.21%
     Total capital to risk-weighted assets                                   14.84%     13.06%
     -----------------------------------------------------------------------------------------

Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At December 31, 2003 and 2002, Intervest Securities Corporation's net capital was $459,000 and $208,000, respectively.

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

In a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to increase net interest income. In a period of falling interest rates, a negative gap would tend to increase net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of the Company's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

The Company's one-year positive interest rate sensitivity gap remained relatively unchanged at $118,124,000, or 13.0% of total assets, at December 31, 2003, compared to $107,681,000, or 15.7% at December 31, 2002. For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, then the gap would change. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 29.6% at year-end 2003, compared to a positive 34.8% at year-end 2002.

Many of the Company's floating-rate loans have a "floor," or minimum rate, that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan's interest rate. This feature reduces the effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward. Notwithstanding all of the above, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The table below summarizes interest-earning assets and interest-bearing liabilities as of December 31, 2003, that are scheduled to mature or reprice within the periods shown.

                                               0-3       4-12      Over 1-4    Over 4
                                            ---------  ---------  ----------  ---------
($in thousands)                              Months     Months      Years       Years      Total
--------------------------------------------------------------------------------------------------
Loans (1)                                   $203,097   $217,979   $ 173,273   $ 84,507   $678,856
Securities held to maturity (2)               20,360     56,654      75,809          -    152,823
Short-term investments                        55,295          -           -          -     55,295
FRB and FHLB stock                             1,691          -           -      1,384      3,075
--------------------------------------------------------------------------------------------------
Total rate-sensitive assets                 $280,443   $274,633   $ 249,082   $ 85,891   $890,049
--------------------------------------------------------------------------------------------------
Deposit accounts (3):
  Interest checking deposits                $  9,146   $      -   $       -   $      -   $  9,146
  Savings deposits                            30,784          -           -          -     30,784
  Money market deposits                      162,214          -           -          -    162,214
  Certificates of deposit                     33,558    149,135     210,115     74,351    467,159
--------------------------------------------------------------------------------------------------
Total deposits                               235,702    149,135     210,115     74,351    669,303
--------------------------------------------------------------------------------------------------
Debentures and mortgage note payable (1)      41,500      2,000      20,850     30,595     94,945
Debentures payable- capital securities (1)         -          -           -     30,000     30,000
Accrued interest on all debentures             7,659        956       2,966      2,929     14,510
--------------------------------------------------------------------------------------------------
Total borrowed funds                          49,159      2,956      23,816     63,524    139,455
--------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities            $284,861   $152,091   $ 233,931   $137,875   $808,758
--------------------------------------------------------------------------------------------------
GAP (repricing differences)                 $ (4,418)  $122,542   $  15,151   $(51,984)  $ 81,291
--------------------------------------------------------------------------------------------------
Cumulative GAP                              $ (4,418)  $118,124   $ 133,275   $ 81,291   $ 81,291
--------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                  -0.5%      13.0%       14.6%       8.9%       8.9%
--------------------------------------------------------------------------------------------------

Significant  assumptions  used  in  preparing  the  gap  table  above:

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002.

General
-------

Consolidated net earnings for 2003 increased 32% to $9,120,000, or $1.53 per fully diluted share, from $6,906,000, or $1.37 per fully diluted share, for 2002. Net earnings for 2003 represent the highest level of earnings reported by the Company since its inception in 1993. The growth in earnings was due to a $4,746,000 increase in net interest and dividend income and a $1,103,000 increase in noninterest income, partially offset by a $2,160,000 increase in the provision for income taxes, a $780,000 increase in noninterest expenses, and a $695,000 increase in the provision for loan losses.

The diluted per share computation for 2003 included a higher number of common shares outstanding resulting from the exercise of common stock warrants, conversion of debentures and a higher stock price. Return on average assets and equity was 1.19% and 15.34%, respectively, for 2003, compared to 1.13% and 15.56% for 2002.

Selected information regarding results of operations by entity for 2003 follows:

                                    Intervest   Intervest   Intervest    Intervest               Inter-
                                    National     Mortgage   Statutory    Securities    Holding   Company
($in thousands)                       Bank         Corp       Trusts      Corp (2)     Company   Amts (3)   Combined
---------------------------------------------------------------------------------------------------------------------
Interest and dividend income       $   40,232   $    9,269  $    1,829  $         3   $  1,125   $ (1,994)  $  50,464
Interest expense                       18,620        7,140       1,774            -      3,024     (1,994)     28,564
                                   ----------------------------------------------------------------------------------
Net interest and dividend income       21,612        2,129          55            3     (1,899)         -      21,900
Provision for loan losses               1,846           91           -            -         32          -       1,969
Noninterest income                      2,687        2,799           -           38        346     (2,549)      3,321
Noninterest expenses                    7,372        1,582          55           51        748     (2,549)      7,259
                                   ----------------------------------------------------------------------------------
Earnings before taxes                  15,081        3,255           -          (10)    (2,333)         -      15,993
Provision for income taxes              6,414        1,496           -           (4)    (1,033)         -       6,873
---------------------------------------------------------------------------------------------------------------------
Net earnings                       $    8,667   $    1,759  $        -  $        (6)  $ (1,300)  $      -   $   9,120
---------------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)             (1,695)  $        -  $        -  $         -   $  1,695   $      -   $       -
Net earnings for 2002              $    6,459   $    1,567  $        -  $         -   $ (1,120)  $      -   $   6,906
---------------------------------------------------------------------------------------------------------------------

(1)  Dividends  to  the  Holding  Company  provide  funds  for the debt service on the Capital Securities which is included  in  interest  expense.
(2)  Results  are  from  date  of  acquisition,  June  2,  2003  through  December  31,  2003.
(3)  All  significant  intercompany  balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts, investments,  borrowed  funds  and  management  and  service  agreements.

Net  Interest  and  Dividend  Income
------------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest and dividend income increased $4,746,000 to $21,900,000 in 2003, from $17,154,000 in 2002. The increase was attributable to growth of $158,223,000 in average interest-earning assets and a slightly higher net interest margin. The growth in assets is reflected in new mortgage loans of $146,315,000 and new security and short-term investments aggregating
$11,908,000. The growth in assets was funded primarily by $118,602,000 of interest-bearing deposits, $18,832,000 of additional borrowed funds and a $15,067,000 increase in stockholders' equity.

The Company's net interest margin increased to 2.90% in 2003 from 2.88% in 2002. The increase was due to the Company's cost of funds decreasing at a faster pace than its yield on interest-earning assets in a declining interest rate environment. The yield on interest-earning assets decreased 60 basis points (bp) to 6.69% in 2003 primarily due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on security and other short-term investments (including the effect of early calls of securities with the resulting proceeds being invested in lower yielding securities). The cost of funds decreased 64 bp to 4.17% in 2003 largely due to lower rates paid on deposit accounts and $41,500,000 of floating-rate debentures. The debentures are indexed to the JPMorgan Chase Bank prime rate, which decreased by a total of 25 bp from year-end 2002.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2003 and 2002. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

                                                                    For the Year Ended December 31,
                                                                    -------------------------------
                                                                2003                              2002
                                                   --------------------------------  ------------------------------
                                                    Average    Interest     Yield/    Average    Interest   Yield/
($in thousands)                                     Balance    Inc./Exp.     Rate     Balance   Inc./Exp.    Rate
-------------------------------------------------------------------------------------------------------------------
                       Assets

Interest-earning assets:
  Loans (1)                                        $585,556   $   47,223      8.06%  $439,241   $   39,273    8.94%
  Securities                                        143,766        2,965      2.06    142,840        3,964    2.78
  Other interest-earning assets                      24,983          276      1.10     14,001          242    1.73
-------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       754,305   $   50,464      6.69%   596,082   $   43,479    7.29%
-------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                           13,686       14,586
-------------------------------------------------------------------------------------------------------------------
Total assets                                       $767,991   $  610,668
-------------------------------------------------------------------------------------------------------------------
      Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest checking deposits                       $ 11,120   $      182      1.64%  $  9,521   $      221    2.32%
  Savings deposits                                   31,782          601      1.89     29,221          762    2.61
  Money market deposits                             146,509        2,763      1.89    119,582        3,082    2.58
  Certificates of deposit                           370,235       14,891      4.02    282,720       13,304    4.71
-------------------------------------------------------------------------------------------------------------------
  Total deposit accounts                            559,646       18,437      3.29    441,044       17,369    3.94
-------------------------------------------------------------------------------------------------------------------
  Federal funds purchased                                 -            -         -        116            2    1.87
  Debentures and accrued interest payable           105,347        8,316      7.89     90,777        7,440    8.20
  Debentures - capital securities                    19,356        1,793      9.26     15,000        1,497    9.98
  Mortgage note payable                                 261           18      7.00        239           17    7.00
-------------------------------------------------------------------------------------------------------------------
  Total borrowed funds                              124,964       10,127      8.10    106,132        8,956    8.44
-------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  684,610   $   28,564      4.17%   547,176   $   26,325    4.81%
-------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                          5,666                             5,277
Noninterest-bearing liabilities                      18,264                            13,831
Stockholders' equity                                 59,451                            44,384
-------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $767,991                          $610,668
-------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $ 21,900      2.52%             $   17,154    2.48%
-------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $ 69,695                   2.90%  $  48,906                2.88%
-------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities               1.10x                             1.09x
-------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets                             1.19%                             1.13%
  Return on average equity                            15.34%                            15.56%
  Noninterest expense to average assets                0.95%                             1.06%
  Efficiency ratio (2)                                28.78%                            33.45%
  Average stockholders' equity to average assets       7.74%                             7.27%
-------------------------------------------------------------------------------------------------------------------

(1)  Includes  nonaccrual  loans.
(2)  Defined  as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend  income  plus  noninterest income.

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

                                         For the Year Ended December 31, 2003 vs. 2002
                                         ---------------------------------------------
                                         Increase (Decrease) Due To Change In:
                                         -------------------------------------
($in thousands)                               Rate    Volume    Rate/Volume    Total
--------------------------------------------------------------------------------------
Interest-earning assets:
  Loans                                      $(3,850)  $13,082  $     (1,282)  $7,950
  Securities                                  (1,018)       26            (7)    (999)
  Other interest-earning assets                  (87)      190           (69)      34
--------------------------------------------------------------------------------------
Total interest-earning assets                 (4,955)   13,298        (1,358)   6,985
--------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking deposits                     (65)       37           (11)     (39)
  Savings deposits                              (209)       67           (19)    (161)
  Money market deposits                         (827)      694          (186)    (319)
  Certificates of deposit                     (1,933)    4,118          (598)   1,587
--------------------------------------------------------------------------------------
Total deposit accounts                        (3,034)    4,916          (814)   1,068
--------------------------------------------------------------------------------------
Total borrowed funds                            (384)    1,629           (73)   1,172
--------------------------------------------------------------------------------------
Total interest-bearing liabilities            (3,418)    6,545          (887)   2,240
--------------------------------------------------------------------------------------
Net change in interest and dividend income   $(1,537)  $ 6,753  $       (471)  $4,745
--------------------------------------------------------------------------------------

Provision  for  Loan  Losses
----------------------------

The provision for loan losses increased to $1,969,000 in 2003 from $1,274,000 in 2002 and is based on management's ongoing assessment of the adequacy of the allowance for loan losses that takes into consideration a number of factors. See the caption "Allowance for Loan Losses" in the section entitled "Comparison of Financial Condition at December 31, 2003 and 2002" in this report for a discussion of these factors. The higher provision was a function of loan growth ($183,554,000 in 2003 versus $123,028,000 in 2002).

Noninterest  Income
-------------------

Noninterest income increased $1,103,000 to $3,321,000 in 2003 and is summarized as follows:

                                                      For the Year Ended December 31,
                                                      -------------------------------
($in thousands)                                            2003            2002
-------------------------------------------------------------------------------------
Customer service fees                                  $         187   $         171
Income from mortgage lending activities (1)                      824             485
Income from the early repayment of mortgage loans (2)          2,317           1,435
Gain from the sale of securities available for sale                -             120
Commissions and fees                                              38               -
(Loss) gain from early call of investment securities             (51)              7
All other noninterest income                                       6               -
-------------------------------------------------------------------------------------
                                                       $       3,321   $       2,218
-------------------------------------------------------------------------------------

(1) Consists mostly of fees from expired loan commitments and loan servicing, maintenance and inspections charges.
(2) Consists of the recognition of any unearned fees at the time of payoff and the receipt of prepayment penalties in certain cases.

The increase of $1,103,000 was due to higher income of $882,000 from the prepayment of mortgage loans and increases in fees earned on expired loan commitments and loan service charge income aggregating $339,000. These items were partially offset by a gain of $120,000 from the sale of securities in 2002.

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

Noninterest  Expenses
---------------------

Noninterest expenses increased $780,000 to $7,259,000 in 2003 and is summarized as follows:

                                                         For the Year Ended December 31,
                                                       ------------------------------------
($in thousands)                                               2003               2002
-------------------------------------------------------------------------------------------
Customer service fees                                  $             187   $            171
Income from mortgage lending activities (1)                          824                485
Income from the early repayment of mortgage loans (2)              2,317              1,435
Gain from the sale of securities available for sale                    -                120
Commissions and fees                                                  38                  -
(Loss) gain from early call of investment securities                 (51)                 7
-------------------------------------------------------------------------------------------
All other noninterest income                                           6                  -
-------------------------------------------------------------------------------------------
                                                                 $3,321              $2,218

(1)  Consists  mostly  of  fees  from  expired  loan  commitments  and  loan  servicing, maintenance  and  inspections  charges.
(2)  Consists  of  the  recognition  of  any unearned fees at the time of payoff and the receipt  of  prepayment  penalties  in  certain  cases.

Salaries and employee benefits expense increased due to the following: $613,000 from additional staff (61 employees at year-end 2003 versus 56 at year-end
2002), salary increases and a higher cost of employee benefits; and $309,000 from common stock warrants held by employees and directors. These items were partially offset by a $133,000 increase in SFAS No. 91 direct fee income (due to more loan originations as well as a higher amount recognized per loan) and bonus payments totaling $150,000 to the Chairman of the Company in 2002 that did not recur in 2003. See note 14 to the consolidated financial statements in this report for additional information on common stock warrants.

Occupancy and equipment expenses was lower due to an increase in sublease rental income ($40,000) from the Bank's Florida branches as well as depreciation expense ($50,000) recorded in 2002 in connection with the disposal of various equipment by the Bank that did not recur in 2003. These items were partially offset by rent expense incurred by Intervest Mortgage Corporation from leasing additional space in 2003.

Data processing expenses decreased slightly from 2002. In December 2003, the Bank renegotiated its data processing contract by extending the expiration date to 2010 and reducing the processing fee to a fixed amount until its assets reach $1.1 billion and thereafter the fee is calculated based on total assets. Previously, the data processing fee was variable and function of the Bank's total assets.

Advertising and promotion expenses decreased due to less advertising for loans and deposits. FDIC and general insurance expense increased due to higher FDIC premiums (due to deposit growth) and general insurance premiums (due to rate increases).

All other expenses were higher primarily due to increases in director expense of $134,000 (resulting from higher director and committee fees per meeting beginning June 2003) and operational losses of $23,000 (resulting from growth in transactional deposit accounts).

Provision  for  Income  Taxes
-----------------------------

The provision for income taxes increased $2,160,000 to $6,873,000 in 2003, from $4,713,000 in 2002, due to higher pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.0% in 2003, compared to 40.6% in 2002. The higher rate is due to a larger portion of consolidated taxable income being generated from New York operations, which has a higher income tax rate than Florida.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001.

General
-------

Consolidated net earnings for 2002 increased 83% to $6,906,000, or $1.37 per fully diluted share, from $3,778,000, or $0.97 per fully diluted share, for 2001. Net earnings for 2002 represented the highest level of earnings reported by the Company since its inception in 1993. The growth in earnings was due to a $6,406,000 increase in net interest and dividend income and a $563,000 increase in noninterest income, partially offset by a $2,003,000 increase in the provision for income taxes, a $1,176,000 increase in noninterest expenses, and a $662,000 increase in the provision for loan losses. The fully diluted earnings per share computation in 2002 included a higher number of common shares resulting from common stock warrants and convertible debentures outstanding that became dilutive during the year. Return on average assets and equity increased to 1.13% and 15.56%, respectively, for 2002, up from 0.85% and 9.94% for 2001.

Selected  information  regarding  results  of  operations  for  2002  follows:

                                            Intervest    Intervest    Intervest              Inter-
                                            National      Mortgage    Statutory    Holding   Company
($in thousands)                               Bank      Corporation    Trust I     Company   Amts (2)   Combined
-----------------------------------------------------------------------------------------------------------------
Interest and dividend income               $   34,197   $      8,420  $    1,527  $    988   $ (1,653)  $  43,479
Interest expense                               17,514          6,288       1,481     2,695     (1,653)     26,325
                                           ----------------------------------------------------------------------
Net interest and dividend income expense       16,683          2,132          46    (1,707)         -      17,154
Provision for loan losses                       1,193             83           -        (2)         -       1,274
Noninterest income                              1,723          2,057           -       205     (1,767)      2,218
Noninterest expenses                            6,324          1,332          46       544     (1,767)      6,479
                                           ----------------------------------------------------------------------
Earnings before taxes                          10,889          2,774           -    (2,044)         -      11,619
Provision for income taxes                      4,430          1,207           -      (924)         -       4,713
-----------------------------------------------------------------------------------------------------------------
Net earnings                               $    6,459   $      1,567  $        -  $ (1,120)  $      -   $   6,906
-----------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)                 $   (1,500)  $          -  $        -  $  1,500   $      -   $       -
-----------------------------------------------------------------------------------------------------------------
Net earnings for 2001                      $    3,404   $        577  $        -  $   (203)  $      -   $   3,778
-----------------------------------------------------------------------------------------------------------------

(1)  Dividends  to  the  Holding Company provide funds for the debt service on the Capital Securities which is included  in  interest  expense.
(2)  All  significant  intercompany  balances  and  transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts, investments, borrowed funds and management and service agreements.

Net  Interest  and  Dividend  Income
------------------------------------

Net interest and dividend income increased to $17,154,000 in 2002, from $10,748,000 in 2001. The increase was attributable to growth of $160,969,000 in average interest-earning assets and an increase in the net interest margin from 2.47% in 2001, to 2.88% in 2002. The growth in assets was due to $124,093,000 in new mortgage loans and a net increase in security and other short-term investments aggregating $36,876,000. These increases were funded by $125,002,000 of deposit growth, $27,875,000 of additional borrowed funds and a $6,395,000 increase in stockholders' equity.

The increase in the margin was due to the cost of funds decreasing at a faster pace than the yield earned on interest-earning assets in a declining interest rate environment. The yield on interest-earning assets decreased 86 basis points to 7.29% in 2002 due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on security and other short-term investments (including the effect of early calls of securities with the resulting proceeds being invested in lower yielding securities). The cost of funds decreased 146 basis points to 4.81% in 2002, primarily due to lower rates paid on deposit accounts and rate decreases on floating-rate debentures. The floating-rate debentures are indexed to the JPMorgan Chase Bank prime rate, which decreased by a total of 525 basis points from January 2001 to December 2002.

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

                                                                  For the Year Ended December 31,
                                                                  -------------------------------
                                                                2002                           2001
                                                   ------------------------------  ------------------------------
                                                    Average    Interest   Yield/    Average    Interest   Yield/
($in thousands)                                     Balance   Inc./Exp.    Rate     Balance   Inc./Exp.    Rate
-----------------------------------------------------------------------------------------------------------------
                      Assets

Interest-earning assets:
  Loans (1)                                        $439,241   $   39,273    8.94%  $315,148   $   30,187    9.58%
  Securities                                        142,840        3,964    2.78     75,117        3,423    4.56
  Other interest-earning assets                      14,001          242    1.73     44,848        1,852    4.13
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       596,082   $   43,479    7.29%   435,113   $   35,462    8.15%
-----------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                           14,586                          11,973
-----------------------------------------------------------------------------------------------------------------
Total assets                                       $610,668                        $447,086
-----------------------------------------------------------------------------------------------------------------
      Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest checking deposits                       $  9,521   $      221    2.32%  $  8,089   $      238    2.94%
  Savings deposits                                   29,221          762    2.61     19,629          778    3.96
  Money market deposits                             119,582        3,082    2.58     65,581        2,640    4.03
  Certificates of deposit                           282,720       13,304    4.71    222,743       13,423    6.03
-----------------------------------------------------------------------------------------------------------------
  Total deposit accounts                            441,044       17,369    3.94    316,042       17,079    5.40
-----------------------------------------------------------------------------------------------------------------
  Federal funds purchased                               116            2    1.87          -            -       -
  Debentures and accrued interest payable            90,777        7,440    8.20     77,671        7,577    9.76
  Debentures - capital securities                    15,000        1,497    9.98        586           58    9.90
  Mortgage note payable                                 239           17    7.00          -            -       -
-----------------------------------------------------------------------------------------------------------------
  Total borrowed funds                              106,132        8,956    8.44     78,257        7,635    9.76
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  547,176   $   26,325    4.81%   394,299   $   24,714    6.27%
-----------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                          5,277                           6,338
Noninterest-bearing liabilities                      13,831                           8,460
Stockholders' equity                                 44,384                          37,989
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $610,668                        $447,086
-----------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                       $   17,154    2.48%             $   10,748    1.88%
-----------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $ 48,906                 2.88%  $ 40,814                 2.47%
-----------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities               1.09x                           1.10x
-----------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets                             1.13%                           0.85%
  Return on average equity                            15.56%                           9.94%
  Noninterest expense to average assets                1.06%                           1.19%
  Efficiency ratio (2)                                33.45%                          42.76%
  Average stockholders' equity to average assets       7.27%                           8.50%
-----------------------------------------------------------------------------------------------------------------

(1)  Includes  nonaccrual  loans.
(2)  Defined as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend  income  plus  noninterest income.


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

                                           For the Year Ended December 31, 2002 vs. 2001
                                           ---------------------------------------------
                                           Increase (Decrease) Due To Change In:
                                           -------------------------------------
($in thousands)                                Rate     Volume    Rate/Volume    Total
----------------------------------------------------------------------------------------
Interest-earning assets:
  Loans                                      $(2,017)  $11,886   $       (783)  $ 9,086
  Securities                                  (1,337)    3,086         (1,208)      541
  Other interest-earning assets               (1,076)   (1,274)           740    (1,610)
----------------------------------------------------------------------------------------
Total interest-earning assets                 (4,430)   13,698         (1,251)    8,017
----------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking deposits                     (50)       42             (9)      (17)
  Savings deposits                              (267)      380           (129)      (16)
  Money market deposits                         (951)    2,174           (781)      442
  Certificates of deposit                     (2,940)    3,614           (793)     (119)
----------------------------------------------------------------------------------------
  Total deposit accounts                      (4,208)    6,210         (1,712)      290
----------------------------------------------------------------------------------------
  Total borrowed funds                        (1,212)    2,706           (173)    1,321
----------------------------------------------------------------------------------------
Total interest-bearing liabilities            (5,420)    8,916         (1,885)    1,611
----------------------------------------------------------------------------------------
Net change in interest and dividend income   $   990   $ 4,782   $        634   $ 6,406
----------------------------------------------------------------------------------------

Provision  for  Loan  Losses
----------------------------

The provision for loan losses increased to $1,274,000 in 2002 from $612,000 in 2001 due largely to loan growth (of $123,028,000 in 2002 versus $103,969,000 in 2001), as well as an increase in the Bank's internal reserve percentages used in calculating the allowance.

Noninterest  Income
-------------------

Noninterest income increased $563,000 to $2,218,000 in 2002 and is summarized as follows:

                                                   For the Year Ended December 31,
                                                   -------------------------------
     ($in thousands)                                                   2002    2001
     -------------------------------------------------------------------------------
     Customer service fees                                            $  171  $  159
     Income from mortgage lending activities (1)                         485     341
     Income from the early repayment of mortgage loans (2)             1,435   1,149
     Gain form the sale of securities available for sale                 120       -
     Gain from early call of investment securities                         7       6
     -------------------------------------------------------------------------------
                                                                      $2,218  $1,655
     -------------------------------------------------------------------------------

(1) Consists mostly of fees from expired loan commitments and loan servicing, maintenance and inspections charges.
(2) Consists of the recognition of any unearned fees at the time of payoff and the receipt of prepayment penalties in certain cases.

The increase of $563,000 was due to higher income of $286,000 from the prepayment of mortgage loans and increases in fees earned on expired loan commitments and loan service charge income aggregating $144,000. In 2002, the Bank sold securities available for sale totaling $3,500,000 and recognized a gain of $120,000.

Noninterest  Expenses
---------------------

Noninterest expenses increased $1,176,000 to $6,479,000 in 2002 and is summarized as follows:

                                     For the Year Ended December 31,
                                     -------------------------------
          ($in thousands)                                2002    2001
          ------------------------------------------------------------
          Salaries and employee benefits                $3,016  $2,451
          Occupancy and equipment, net                   1,318   1,177
          Data processing                                  564     329
          Advertising and promotion                         69      25
          Professional fees and services                   350     341
          Stationery, printing and supplies                141     137
          FDIC and general insurance                       179     177
          Postage and delivery                              93      91
          All other                                        749     575
          ------------------------------------------------------------
                                                        $6,479  $5,303
          ------------------------------------------------------------

Salaries and employee benefits expense increased due to the following: $306,000 from additional staff, salary increases and a higher cost of employee benefits; bonus payments aggregating $150,000 to the Chairman of the Company; and $109,000 of compensation expense from common stock warrants held by employees and directors. See note 14 to the consolidated financial statements in this report for information on common stock warrants.

Occupancy and equipment expenses increased primarily due to increased depreciation expense and higher real estate taxes and maintenance charges, including insurance and security protection expenses.

Data processing expenses increased due to growth in the Bank's assets. The Bank engages a third-party servicer for its data processing and the fee is a function of the Bank's total assets, which increased to $581,435,000 at December 31, 2002, from $421,152,000 at December 31, 2001. Advertising expenses increased due to additional advertising to support loan and deposit growth.

All other expenses was higher primarily due to the following: an increase in operational losses of $100,000 (which was a direct function of growth in the Bank's transactional deposit accounts); the addition of $114,000 of net expenses associated with foreclosed real estate (which consist, net of any rental income, mostly of real estate taxes, insurance, utilities, maintenance, professional fees and other charges required to protect the Company's interest in the property acquired through foreclosure); and increases in telephone expense ($22,000); franchise taxes ($36,000); and registrar fees ($20,000). These increases were partially offset by approximately $150,000 of expenses in 2001 associated with the merger of Intervest Bank into Intervest National Bank that did not recur in 2002.

Provision  for  Income  Taxes
-----------------------------

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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities, and the issuance of its debentures. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2003 and 2002, which reflect changes in market prices and rates, can be found in note 20 to the consolidated financial statements.

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

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

FINANCIAL  STATEMENTS

The following consolidated financial statements of the Company are included herein:

- Independent Auditors' Report - Hacker, Johnson & Smith, P.A., P.C. (PAGE 39)
- Independent Auditors' Report - Eisner LLP (PAGE 40)
- Consolidated Balance Sheets at December 31, 2003 and 2002 (PAGE 41)
- Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001 (PAGE 42)
- Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001 (PAGE 43)
- Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001 (PAGE 44)
- Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001 (PAGE 45)
- Notes to the Consolidated Financial Statements (PAGES 46 TO 67)

SUPPLEMENTARY  DATA

Securities  Available  for  Sale
--------------------------------

The following table sets forth information regarding securities available for sale:

                                              After One Year to  After Five Years to
                                              -----------------  -------------------
                           One Year or Less      Five Years          Ten Years            Total
                           -----------------  -----------------  -----------------  -----------------
                           Carrying    Avg.   Carrying    Avg.   Carrying    Avg.   Carrying    Avg.
($in thousands)              Value    Yield     Value    Yield     Value    Yield     Value    Yield
-----------------------------------------------------------------------------------------------------
At December 31, 2001:
---------------------
U.S. government agencies   $   2,571   5.78%  $   3,621   5.46%  $       -    -  %  $   6,192   5.59%
-----------------------------------------------------------------------------------------------------

There  were  no  securities  available  for  sale at December 31, 2003 and 2002.

Securities  Held  to  Maturity
------------------------------

The following table sets forth information regarding securities held to maturity:

                                              After One Year to  After Five Years to
                                              -----------------  -------------------
                           One Year or Less      Five Years          Ten Years           Total
                           -----------------  -----------------  -----------------  -----------------
                           Carrying    Avg.   Carrying    Avg.   Carrying    Avg.   Carrying    Avg.
($in thousands)              Value    Yield     Value    Yield     Value    Yield     Value    Yield
-----------------------------------------------------------------------------------------------------
At December 31, 2003:
---------------------
U.S. government agencies   $  70,026   1.68%  $  82,797   1.81%  $       -    -  %  $ 152,823   1.75%
At December 31, 2002:
---------------------
U.S. government agencies   $  75,566   2.52%  $  70,128   2.25%  $       -    -  %  $ 145,694   2.39%
At December 31, 2001:
---------------------
U.S. government agencies   $  79,411   2.85%  $  19,746   3.02%  $       -    -  %  $  99,157   2.89%
-----------------------------------------------------------------------------------------------------

Loans  and  Allowance  for  Loan  Losses
----------------------------------------

The following table sets forth information regarding loans receivable at December 31:

                                                  2003        2002        2001        2000        1999
                                               ----------  ----------  ----------  ----------  ----------
                                                Carrying    Carrying    Carrying    Carrying    Carrying
($in thousands)                                  value       value       value       value       value
---------------------------------------------------------------------------------------------------------
Commercial real estate and multifamily loans   $ 654,721   $ 489,611   $ 365,736   $ 260,753   $ 207,521
Land development and other land loans             20,526       1,890       2,485       2,531       2,501
Residential 1-4 family loans                       1,628       1,953       2,404       3,034       2,311
Commercial business loans                          1,662       1,608       1,363       1,781       2,107
Consumer loans                                       319         240         286         206         242
                                               ----------------------------------------------------------
Loans receivable                                 678,856     495,302     372,274     268,305     214,682
Deferred loan fees                                (7,731)     (5,390)     (3,748)     (1,979)     (1,745)
                                               ----------------------------------------------------------
Loans receivable, net of deferred fees           671,125     489,912     368,526     266,326     212,937
Allowance for loan losses                         (6,580)     (4,611)     (3,380)     (2,768)     (2,493)
---------------------------------------------------------------------------------------------------------
Loans receivable, net                          $ 664,545   $ 485,301   $ 365,146   $ 263,558   $ 210,444
---------------------------------------------------------------------------------------------------------
Loans included above that were
   on a nonaccrual status at year end          $   8,474   $       -   $   1,243   $       -   $       -
---------------------------------------------------------------------------------------------------------

The following table sets forth information regarding the allowance for loan losses at December 31:

($in thousands)                                2003       2002       2001       2000       1999
--------------------------------------------------------------------------------------------------
Allowance at beginning of year               $  4,611   $  3,380   $  2,768   $  2,493   $  1,662
Provision charged to operations                 1,969      1,274        612        275        830
Chargeoffs                                          -       (150)         -          -          -
Recoveries                                          -        107          -          -          1
--------------------------------------------------------------------------------------------------
Allowance at end of year                     $  6,580   $  4,611   $  3,380   $  2,768   $  2,493
--------------------------------------------------------------------------------------------------
Total loans, net of deferred fees            $671,125   $489,912   $368,526   $266,326   $212,937
Average loans outstanding during the year    $585,556   $439,241   $315,148   $250,941   $175,980
Ratio of allowance to net loans receivable       0.98%      0.94%      0.92%      1.04%      1.17%
--------------------------------------------------------------------------------------------------

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

                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors  and  Stockholders
Intervest  Bancshares  Corporation
New  York,  New  York:

          We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We did not audit the consolidated financial statements of Intervest Mortgage Corporation whose total assets as of December 31, 2003 and 2002, constituted 11.1% and 13.6% of the related consolidated totals, respectively, and whose net interest income, noninterest income and net earnings, constituted 9.7%, 14.8% and 19.3%, respectively in 2003, 12.4%, 21.9% and 22.7%, respectively in 2002 and 10.4%, 42.5% and 15.3%, respectively in 2001, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the consolidated totals, are based solely on the report of the other auditors.

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

          In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/  Hacker,  Johnson  &  Smith,  P.A.,  P.C.
---------------------------------------------
Hacker,  Johnson  &  Smith,  P.A.,  P.C.
Tampa,  Florida
February  6,  2004

                             INDEPENDENT AUDITORS' REPORT


Board  of  Directors  and  Stockholder
Intervest  Mortgage  Corporation
New  York,  New  York:

          We have audited the consolidated balance sheets of Intervest Mortgage Corporation and Subsidiaries (the "Company") at December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2003 (all of which are not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above fairly present, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/  Eisner  LLP
----------------
Eisner  LLP
New  York,  New  York
February  3,  2004

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            AT DECEMBER 31,
                                                                                            ---------------
($ in thousands, except par value)                                                          2003       2002
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                 $  8,833  $  10,351
Federal funds sold                                                                        36,816      9,114
Commercial paper                                                                           5,580      7,950
Other short-term investments                                                              12,899      3,434
                                                                                        --------  ---------
    Total cash and cash equivalents                                                       64,128     30,849
Time deposits with banks                                                                       -      2,000
Securities held to maturity, net                                                         152,823    145,694
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                             3,075      1,108
Loans receivable (net of allowance for loan losses of $6,580 and $4,611, respectively)   664,545    485,301
Accrued interest receivable                                                                4,995      4,263
Loan fees receivable                                                                       5,622      3,706
Premises and equipment, net                                                                5,752      6,098
Foreclosed real estate                                                                         -      1,081
Deferred income tax asset                                                                  2,960      1,997
Deferred debenture offering costs, net                                                     4,023      3,498
Other assets                                                                               2,672        384
===========================================================================================================
TOTAL ASSETS                                                                            $910,595  $ 685,979
===========================================================================================================
LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts                                             $  6,210  $   5,924
Interest-bearing deposit accounts:
   Checking (NOW) accounts                                                                 9,146     10,584
   Savings accounts                                                                       30,784     30,174
   Money market accounts                                                                 162,214    134,293
   Certificate of deposit accounts                                                       467,159    324,983
                                                                                        --------  ---------
Total deposit accounts                                                                   675,513    505,958
Subordinated debentures                                                                   94,690     84,430
Subordinated debentures - capital securities                                              30,000     15,000
Accrued interest payable on all debentures                                                14,510     13,872
Mortgage note payable                                                                        255        266
Accrued interest payable on deposits                                                       1,080        895
Mortgage escrow funds payable                                                             10,540      5,894
Official checks outstanding                                                                6,122      4,373
Other liabilities                                                                          2,500      2,165
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                        835,210    632,853
-----------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 5, 17 and 19)

STOCKHOLDERS' EQUITY
Preferred stock  (300,000 shares authorized, none issued)                                      -          -
Class A common stock  ($1.00 par value, 9,500,000 shares authorized,
      5,603,377 and 4,348,087 shares issued and outstanding, respectively)                 5,603      4,348
Class B common stock  ($1.00 par value, 700,000 shares authorized,
      385,000 and  355,000 shares issued and outstanding, respectively)                      385        355
Additional paid-in-capital, common                                                        35,988     24,134
Retained earnings                                                                         33,409     24,289
-----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                75,385     53,126
===========================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $910,595  $ 685,979
===========================================================================================================

      See accompanying notes to consolidated financial statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                         YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
($ in thousands, except per share data)                                2003        2002       2001
--------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                   $ 47,223   $  39,273  $  30,187
Securities                                                            2,965       3,964      3,423
Other interest-earning assets                                           276         242      1,852
--------------------------------------------------------------------------------------------------
TOTAL INTEREST AND DIVIDEND INCOME                                   50,464      43,479     35,462
--------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                             18,437      17,369     17,079
Subordinated debentures                                               8,316       7,440      7,577
Subordinated debentures - capital securities                          1,793       1,497         58
Mortgage note payable                                                    18          17          -
Federal funds purchased                                                   -           2          -
--------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                               28,564      26,325     24,714
--------------------------------------------------------------------------------------------------
NET INTEREST AND DIVIDEND INCOME                                     21,900      17,154     10,748
Provision for loan losses                                             1,969       1,274        612
--------------------------------------------------------------------------------------------------
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES     19,931      15,880     10,136
--------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Customer service fees                                                   187         171        159
Income from mortgage lending activities                                 824         485        341
Income from the early repayment of mortgage loans                     2,317       1,435      1,149
Commissions and fees                                                     38           -          -
Gain from the sales of securities available for sale                      -         120          -
(Loss) gain from early call of investment securities                    (51)          7          4
All other                                                                 6           -          2
--------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                              3,321       2,218      1,655
--------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
Salaries and employee benefits                                        3,655       3,016      2,451
Occupancy and equipment, net                                          1,270       1,318      1,177
Data processing                                                         533         564        329
Advertising and promotion                                                35          69         25
Professional fees and services                                          364         350        341
Stationery, printing and supplies                                       152         141        137
Postage and delivery                                                    101          93         91
FDIC and general insurance                                              225         179        177
All other                                                               924         749        575
--------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES                                            7,259       6,479      5,303
--------------------------------------------------------------------------------------------------
Earnings before income taxes                                         15,993      11,619      6,488
Provision for income taxes                                            6,873       4,713      2,710
==================================================================================================
NET EARNINGS                                                       $  9,120   $   6,906  $   3,778
==================================================================================================
BASIC EARNINGS PER SHARE                                           $   1.85   $    1.71  $    0.97
DILUTED EARNINGS PER SHARE                                         $   1.53   $    1.37  $    0.97
DIVIDENDS PER SHARE                                                $      -   $       -  $       -
--------------------------------------------------------------------------------------------------

See  accompanying  notes  to  consolidated  financial  statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             --------------------------------
($ in thousands)                                                                 2003       2002        2001
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                 $  9,120  $   6,906   $   3,778
-------------------------------------------------------------------------------------------------------------
  Net unrealized holding (losses) gains on available-for-sale securities            -        (72)        596
  Reclassification adjustment for gains realized in earnings                        -       (120)          -
                                                                             --------------------------------
  Net unrealized (losses) gains on available-for-sale securities                    -       (192)        596
  Credit (provision) for income taxes related to unrealized (losses) gains
        on available-for-sale securities                                            -         81        (233)
-------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax                                       -       (111)        363
=============================================================================================================
TOTAL COMPREHENSIVE INCOME, NET OF TAX                                       $  9,120  $   6,795   $   4,141
=============================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                               YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
($ in thousands)                                                             2003       2002        2001
---------------------------------------------------------------------------------------------------------
CLASS A COMMON STOCK
Balance at beginning of year                                             $  4,348  $   3,545   $   3,545
Issuance of 945,717 and 803,458 shares in 2003 and 2002, respectively,
     upon the exercise of warrants                                            946        803           -
Issuance of 309,573 shares upon the conversion of debentures                  309          -           -
---------------------------------------------------------------------------------------------------------
Balance at end of year                                                      5,603      4,348       3,545
---------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of year                                                  355        355         355
Issuance of 30,000 shares to acquire Intervest Securities Corporation          30          -           -
---------------------------------------------------------------------------------------------------------
Balance at end of year                                                        385        355         355
---------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of year                                               24,134     19,001      18,975
Compensation related to vesting of certain Class B stock warrants              26         26          26
Compensation related to certain Class A stock warrants modified               418        109           -
Issuance of 30,000 shares of Class B stock to acquire
     Intervest Securities Corporation                                         185          -           -
Issuance of 945,717 and 803,458 shares in 2003 and 2002, respectively,
    upon the exercise of stock warrants, inclusive of tax benefits          8,520      4,998           -
Issuance of 309,573 shares of Class A stock upon the
     conversion of debentures                                               2,705          -           -
---------------------------------------------------------------------------------------------------------
Balance at end of year                                                     35,988     24,134      19,001
---------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of year                                               24,289     17,383      13,605
Net earnings for the year                                                   9,120      6,906       3,778
---------------------------------------------------------------------------------------------------------
Balance at end of year                                                     33,409     24,289      17,383
---------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of year                                                    -        111        (252)
Net change in accumulated other comprehensive income, net                       -       (111)        363
---------------------------------------------------------------------------------------------------------
Balance at end of year                                                          -          -         111
---------------------------------------------------------------------------------------------------------

=========================================================================================================
TOTAL STOCKHOLDERS' EQUITY AT END OF YEAR                                $ 75,385  $  53,126   $  40,395
=========================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------------
($ in thousands)                                                                           2003        2002        2001
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                          $   9,120   $   6,906   $   3,778
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                               568         606         505
Provision for loan losses                                                                 1,969       1,274         612
Deferred income tax benefit                                                                (963)       (681)       (364)
Amortization of deferred debenture offering costs                                         1,084         919         753
Compensation expense related to common warrants                                             444         135          26
Amortization of premiums, fees and discounts, net                                        (1,610)       (588)     (1,823)
Gain from sales of securities available for sale                                              -        (120)          -
Net loss from sale of foreclosed real estate                                                 51           -           -
Net increase in accrued interest payable on debentures                                    1,648       2,392       2,747
Net increase in official checks outstanding                                               1,749       1,154         938
Net change in all other assets and liabilities                                            4,403       2,802       2,118
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                18,463      14,799       9,290
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net decrease (increase) in interest-earning time deposits with banks                      2,000      (1,750)       (250)
Maturities and calls of securities available for sale                                         -       2,500      69,194
Sales of securities available for sale                                                        -       3,620           -
Maturities and calls of securities held to maturity                                     117,755     104,785      35,996
Purchases of securities held to maturity                                               (127,221)   (153,335)   (114,013)
Net increase in loans receivable                                                       (182,674)   (124,271)   (103,969)
Sale of foreclosed real estate                                                              150           -           -
Cash acquired through acquisition of Intervest Securities Corporation                       218           -           -
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock, net                  (1,967)       (454)        (49)
Purchases of premises and equipment, net                                                   (222)       (387)       (816)
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (191,961)   (169,292)   (113,907)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in deposits                                                                169,555     143,521      62,196
Net increase in mortgage escrow funds payable                                             4,646       1,641         856
Principal repayments of debentures and mortgage note payable                             (3,661)     (2,509)     (1,400)
Gross proceeds from issuance of debentures                                               31,000      13,500      25,750
Debentures issuance costs                                                                (1,694)     (1,021)     (1,314)
Proceeds from issuance of common stock                                                    6,931       5,801           -
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               206,777     160,933      86,088
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                     33,279       6,440     (18,529)
Cash and cash equivalents at beginning of year                                           30,849      24,409      42,938
========================================================================================================================
CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $  64,128   $  30,849   $  24,409
========================================================================================================================
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for interest                                              $  25,647   $  22,936   $  21,253
  Cash paid during the year for income taxes                                              7,557       5,301       2,704
  Transfer of loan to foreclosed real estate, net of chargeoff                                -       1,081           -
  Loan to finance sale of foreclosed real estate                                            880           -
  Purchase of premises with mortgage note payable                                             -         275           -
  Conversion of debentures and accrued interest into Class A common stock                 3,015           -           -
  Issue Class B common stock to purchase Intervest Securities Corporation                   215
  Accumulated other comprehensive income - change in unrealized
      (loss) gain on securities available for sale, net of tax                                -        (111)        363
------------------------------------------------------------------------------------------------------------------------

See  accompanying  notes  to  consolidated  financial  statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

1.   DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION  OF  BUSINESS

     Intervest Bancshares Corporation is a registered financial holding company referred to by itself as the "Holding Company." Its subsidiaries are:
     Intervest National Bank (the "Bank"); Intervest Mortgage Corporation; Intervest Securities Corporation; Intervest Statutory Trust I and Intervest Statutory Trust II. The entities are referred to collectively as the "Company" on a consolidated basis.

     The Holding Company is located at 10 Rockefeller Plaza in New York City and its primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. From time to time, the Holding Company also issues debt securities to raise funds for working capital purposes. The Company's business segment is banking.

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

     Intervest Mortgage Corporation is a mortgage investment company also located at 10 Rockefeller Plaza in New York City. It is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. Its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation provide administrative services to Intervest Mortgage Corporation. Intervest Mortgage Corporation issues debentures to provide funding for its business.

     Intervest Securities Corporation is a broker/dealer and a NASD and SIPC member firm located at 10 Rockefeller Plaza in New York City. It participates as a selected dealer from time to time in offerings of debt securities of the Company, primarily those of Intervest Mortgage Corporation. On June 2, 2003, the Holding Company acquired all of the outstanding capital stock of Intervest Securities Corporation in exchange for 30,000 shares of its Class B common stock that was newly issued for this transaction. Intervest Securities Corporation's total assets consisted of approximately $218,000 of cash at the time of acquisition. Prior to the acquisition, Intervest Securities Corporation was an affiliated entity in that it was wholly owned by the spouse of the Chairman of the Holding
     Company. The acquisition was accounted for at historical cost and accordingly, the recorded assets, liabilities and shareholders' equity of both companies were combined and recorded at their historical cost amounts. No restatements of the Company's prior period consolidated financial statements in this report have been made because the financial results of Intervest Securities Corporation were diminimus.

     Intervest  Statutory  Trust  I  was  formed  in December 2001 and Intervest
     Statutory Trust II was formed in September 2003. Each was formed for the sole purpose of issuing and administering $15,000,000 of capital securities for a total of $30,000,000 as more fully described in note 9. The Trusts do not conduct any trade or business.

     The Company expects to be moving from its present New York locations to the entire fourth floor of One Rockefeller Plaza in New York City in the second quarter of 2004.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, as of the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the need for a valuation allowance for deferred tax assets and real estate acquired through foreclosure.

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

     LOANS  RECEIVABLE

     Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or satisfaction are carried at their outstanding principal net of chargeoffs, the allowance for loan losses, unamortized discounts and deferred loan fees or costs. Loan origination and commitment fees, net of certain costs, are deferred and amortized to interest income as an adjustment to the yield of the related loans over the contractual life of the loans using the interest method. When a loan is paid off or sold, or if a commitment expires unexercised, any unamortized net deferred amount is credited or charged to earnings accordingly.

     Loans are placed on nonaccrual status when principal or interest becomes 90 days or more past due unless the loan is well secured and in the process of collection. Accrued interest receivable previously recognized is reversed when a loan is placed on nonaccrual status. Amortization of net deferred fee income is discontinued for loans placed on nonaccrual status. Interest payments received on loans in nonaccrual status are recognized as income on a cash basis unless future collections of principal are doubtful, in which case the payments received are applied as a reduction of principal. Loans remain on nonaccrual status until principal and interest payments are current.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     ALLOWANCE  FOR  LOAN  LOSSES

     The allowance for loan losses is netted against loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to: the nature and volume of the loan portfolio; overall portfolio quality; loan concentrations; specific problem loans and commitments and estimates of fair value thereof; historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's perception of the current and anticipated economic conditions in the Company's lending areas. In addition, Statement of Financial Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance for loan losses is computed related to certain loans that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired loans normally consist of loans on nonaccrual status. Interest income on impaired loans is recognized on a cash basis. Impairment for commercial real estate and residential loans is measured based on: the present value of expected future cash flows, discounted at the loan's effective interest rate; or the observable market price of the loan; or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance within the overall allowance for loan losses and a charge through the provision for loan losses. The Company charges off any portion of the recorded investment in the loan that exceeds the fair value of the collateral. The net carrying amount of an impaired loan does not at any time exceed the recorded investment in the loan.

     Lastly, the Company's regulators, as an integral part of their examination process, periodically review the allowance for loan losses. Accordingly, the Company may be required to take certain chargeoffs and/or recognize additions to the allowance based on the regulators' judgment concerning information available to them during their examination.

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

     DEFERRED  DEBENTURE  OFFERING  COSTS

     Costs relating to offerings of debentures are amortized over the terms of the debentures. The costs consist primarily of underwriters' commissions. Accumulated amortization amounted to $4,794,000 at December 31, 2003 and $3,793,000 at December 31, 2002.

     FORECLOSED  REAL  ESTATE

     Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan's carrying value at the date of transfer, or estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, management periodically performs market valuations and the real estate is carried at the lower of cost or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in the consolidated statements of earnings.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     STOCK-BASED  COMPENSATION

     The Company follows APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation, which has been in the form of stock warrants. SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No.148 "Accounting for Stock-Based Compensation Transition and Disclosure," collectively "SFAS No.123," requires pro forma disclosures of net earnings and earnings per share determined as if the Company accounted for its stock warrants under the fair value method. Had compensation expense been determined based on the estimated fair value of the warrants at the grant or modification date in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have not have been materially different than those reported.

     ADVERTISING  COSTS

     Advertising  costs  are  expensed  as  incurred.

     INCOME  TAXES

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

     COMPREHENSIVE  INCOME

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. However, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders' equity section of the consolidated balance sheet, such items along with net earnings, are components of comprehensive income.

     OFF-BALANCE  SHEET  FINANCIAL  INSTRUMENTS

     In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, unused lines of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     RECENT  ACCOUNTING  DEVELOPMENTS

     ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The new statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined therein was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement had no impact on the Company's consolidated financial statements.

     ACCOUNTING FOR GUARANTEES. On January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability are to applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company's consolidated financial statements.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES. In January 2003, the FASB released Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46, as revised in December 2003, changes the method of determining whether certain entities should be included in the Company's financial statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

     FIN 46 requires bank holding companies that have used controlled business trusts to raise financing by issuing trust preferred securities (Capital Securities), to deconsolidate their investments in those trusts. The Company will be required to adopt FIN 46 in the first quarter of 2004. Deconsolidation would increase the Company's total assets and borrowed funds each by $968,000 upon adoption reflecting the investments in the Trusts, which will no longer be eliminated in consolidation.

     In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities (Capital Securities) in Tier I capital for regulatory capital purposes until further notice. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary, provide further appropriate guidance. However, there can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of December 31, 2003, assuming the Company was not allowed to include the Capital Securities issued by Intervest Statutory Trust I and Intervest Statutory Trust II, the Company would still exceed the regulatory threshold for capital adequacy.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     RECENT  ACCOUNTING  DEVELOPMENTS,  CONTINUED

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 had no impact on the Company's consolidated financial statements.

     ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. However, the effective date of the statement's provisions related to the classification and measurement of certain mandatorily redeemable noncontrolling interests has been deferred indefinitely by the FASB, pending further Board action. The adoption of SFAS 150 had no impact on the Company's consolidated financial statements.

2.   SECURITIES

     The Company did not have any securities classified as available for sale at December 31, 2003 or 2002. In 2002, there were sales of $3,500,000 of securities available for sale and gross realized gains amounted to $120,000. There were no sales of securities in 2003 or 2001.

     The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

                                                       Gross        Gross   Estimated
                                                 -----------  -----------  ----------
                                      Amortized   Unrealized   Unrealized        Fair
                                     ----------  -----------  -----------  ----------
($ in thousands)                           Cost        Gains       Losses       Value
-------------------------------------------------------------------------------------
U.S. government agency securities:
  At December 31, 2003               $  152,823  $       278  $       106  $  152,995
  At December 31, 2002               $  145,694  $       881  $        15  $  146,560
-------------------------------------------------------------------------------------

     Securities held to maturity consist of debt obligations of the Federal Home Loan Bank, Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Farm Credit Bank and Student Loan Marketing Association. At December 31, 2003 and 2002, the weighted-average yield and remaining maturity of the portfolio was 1.75% and 1.7 years, and 2.39% and
     1.6 years, respectively. The securities have fixed rates or have predetermined scheduled rate increases, and some have call features that allow the issuer to call the security before its stated maturity without penalty.

     The amortized cost and estimated fair value of securities held to maturity at December 31, 2003, by remaining term to contractual maturity is as follows:

                                                             Estimated
                                                            ----------
                                                 Amortized        Fair   Average
                                                ----------  ----------  --------
($ in thousands)                                      Cost       Value     Yield
--------------------------------------------------------------------------------
Due in one year or less                         $   70,026  $   70,171     1.68%
Due after one year through five years               82,797      82,824     1.81%
--------------------------------------------------------------------------------
                                                $  152,823  $  152,995     1.75%
--------------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

3.   LOANS  RECEIVABLE

     Loans  receivable  is  as  follows:

                                           At December 31, 2003      At December 31, 2002
                                         -----------------------  --------------------------
($ in thousands)                         # of Loans      Amount    # of Loans       Amount
--------------------------------------------------------------------------------------------
Commercial real estate loans                   184  $    344,071          162  $    275,096
Residential multifamily loans                  210       310,650          168       214,515
Land development and other land loans            6        20,526            3         1,890
Residential 1-4 family loans                    26         1,628           28         1,953
Commercial business loans                       28         1,662           27         1,608
Consumer loans                                  16           319           16           240
--------------------------------------------------------------------------------------------
Loans receivable                               470       678,856          404       495,302
--------------------------------------------------------------------------------------------
Deferred loan fees                                        (7,731)                    (5,390)
Allowance for loan losses                                 (6,580)                    (4,611)
--------------------------------------------------------------------------------------------
Loans receivable, net                               $    664,545               $    485,301
--------------------------------------------------------------------------------------------

     At December 31, 2003, two real estate loans with an aggregate principal balance of $8,474,000 were on nonaccrual status. These loans were considered impaired under the criteria of SFAS No.114. The Company's recorded investment in these loans totaled $8,499,000. The Company believes the estimated fair value of each of the underlying properties (which are located in New York City) is greater than its recorded investment. As a result, there was no specific valuation allowance maintained. During March 2004, the aforementioned loans were brought current and returned to an accrual status. At December 31, 2003 and 2002, there were no other loans classified as nonaccrual, impaired or ninety days past due and still accruing interest. Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $339,000 in 2003, 29,000 in 2002 and $51,000 in 2001. The average balance of nonaccrual (impaired) loans for 2003, 2002 and 2001 was $4,568,000, $310,000 and $204,000,
     respectively.

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

     The  geographic  distribution  of  the  loan  portfolio  is  as  follows:

                                At December 31, 2003      At December 31, 2002
                             ------------------------  -------------------------
($ in thousands)                 Amount    % of Total    Amount      % of Total
--------------------------------------------------------------------------------
New York                     $  435,790         64.2%  $  278,280         56.2%
Florida                         189,802         28.0      184,257         37.2
Connecticut and New Jersey       39,681          5.8       21,991          4.4
All other                        13,583          2.0       10,774          2.2
--------------------------------------------------------------------------------
                             $  678,856        100.0%  $  495,302        100.0%
--------------------------------------------------------------------------------

4.   ALLOWANCE  FOR  LOAN  LOSSES

     Activity  in  the  allowance  for  loan  losses  is  as  follows:

                                              For the Year Ended December 31,
                                         ---------------------------------------
($ in thousands)                              2003         2002          2001
--------------------------------------------------------------------------------
Allowance at beginning of year           $      4,611  $     3,380   $     2,768
Provision charged to operations                 1,969        1,274           612
Chargeoffs (1)                                      -         (150)            -
Recoveries (2)                                      -          107             -
--------------------------------------------------------------------------------
Allowance at end of year                 $      6,580  $     4,611   $     3,380
--------------------------------------------------------------------------------

     (1) Represents a chargeoff taken in connection with the transfer of a nonperforming loan to foreclosed real estate.
     (2) Represents proceeds received from the sale of collateral from a loan that was charged off prior to 1997.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

5.   PREMISES  AND  EQUIPMENT,  LEASE  COMMITMENTS  AND  RENTAL  EXPENSE
     Premises  and  equipment  is  as  follows:

                                                    At December 31,
                                                ---------------------
($ in thousands)                                  2003        2002
---------------------------------------------------------------------
Land                                            $  1,516   $   1,516
Buildings                                          4,913       4,810
Leasehold improvements                               346         335
Furniture, fixtures and equipment                  2,137       2,435
---------------------------------------------------------------------
Total cost                                         8,912       9,096
---------------------------------------------------------------------
Less accumulated deprecation and amortization     (3,160)     (2,998)
---------------------------------------------------------------------
Net book value                                  $  5,752   $   6,098
---------------------------------------------------------------------

     The office of the Holding Company, Intervest Mortgage Corporation and Intervest Securities Corporation is located in leased premises on the tenth floor of 10 Rockefeller Plaza in New York City. The Bank's headquarters and branch office is located in leased premises on the third floor of One
     Rockefeller Plaza in New York City. In addition, the Bank leases its Belcher Road office in Clearwater, Florida. The leases expire in September 2004, May 2008 and June 2007, respectively. The Bank owns all of its remaining offices in Florida. In October 2003, the Holding Company leased the entire fourth floor of One Rockefeller Plaza through March 2014. The Holding Company, the Bank's headquarters and branch office, Intervest Mortgage Corporation and Intervest Securities Corporation will be moving from their present locations to the fourth floor upon completion of renovations, with the Bank expected to occupy one-half of this space. Upon relocation, the Bank's current lease of the third floor will be canceled, while the current lease for the tenth floor of 10 Rockefeller plaza will continue to run until it expires in September 2004, or earlier if such space is rented by the landlord prior thereto. All the leases contain operating escalation clauses related to taxes and operating costs based upon various criteria and are accounted for as operating leases.

     Future minimum annual lease rental payments due under noncancellable operating leases as of December 31, 2003 are as follows: $1,002,000 in 2004; $907,000 in 2005; $911,000 in 2006; $852,000 in 2007; $856,000 in
     2008; and $4,717,000 thereafter for an aggregate amount of $9,245,000. Rent expense aggregated $654,000 in 2003, $618,000 in 2002 and $554,000 in 2001.
     The Bank leases certain of the space in its office buildings in Florida that is not used for banking operations to other companies under leases that expire at various times through July 2008. Future lease rental income due under such leases as of December 31, 2003 are as follows: $477,000 in 2004; $435,000 in 2005; $358,000 in 2006; $188,000 in 2007; and $17,000 in
     2008 for an aggregate amount of $1,475,000. Lease rental income aggregated $462,000 in 2003, $421,000 in 2002 and $388,000 in 2001.

6.   DEPOSITS

     Scheduled  maturities  of  certificates of deposit accounts are as follows:

                              At December 31, 2003       At December 31, 2002
                           -------------------------  --------------------------
                                           Wtd-Avg                   Wtd-Avg
($ in thousands)               Amount    Stated Rate     Amount    Stated Rate
--------------------------------------------------------------------------------
Within one year            $  182,693         2.75%  $  122,890         3.51%
Over one to two years          90,936         3.64       57,895         4.18
Over two to three years        30,094         4.43       31,281         5.53
Over three to four years       89,085         4.83       17,730         5.32
Over four years                74,351         4.20       95,187         4.92
--------------------------------------------------------------------------------
                           $  467,159         3.66%  $  324,983         4.33%
--------------------------------------------------------------------------------

     Certificate of deposit accounts of $100,000 or more totaled $123,063,000 and $72,872,000 at December 31, 2003 and 2002, respectively. At December 31, 2003, certificate of deposit accounts of $100,000 or more by remaining maturity were as follows: due within one year $46,419,000; over one to two years $25,252,000, over two to three years $7,516,000; over three to four years $23,721,000; and over four years $20,155,000.

                   INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
6.   DEPOSITS,  CONTINUED
     Interest  expense  on  deposits  is  as  follows:

                                       For the Year Ended December 31,
                                   --------------------------------------
($ in thousands)                       2003         2002          2001
-------------------------------------------------------------------------
Interest checking accounts         $       182  $       221  $        238
Savings accounts                           601          762           778
Money market accounts                    2,763        3,082         2,640
Certificates of deposit accounts        14,891       13,304        13,423
-------------------------------------------------------------------------
                                   $    18,437  $    17,369  $     17,079
-------------------------------------------------------------------------

7.   SUBORDINATED  DEBENTURES  AND  MORTGAGE  NOTE  PAYABLE

     Subordinated debentures and mortgage note payable are summarized as follows:

                                                                             At December 31,
                                                                           -------------------
($ in thousands)                                                             2003      2002
----------------------------------------------------------------------------------------------
INTERVEST MORTGAGE CORPORATION (1) :
Series 05/12/95 - interest at 2% above prime - due April 1, 2004           $  9,000  $   9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004            9,000      9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005             10,000     10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005            5,500      5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005            8,000      8,000
Series 11/10/98 - interest at 8  % fixed         - due January 1, 2003            -      1,400
Series 11/10/98 - interest at 9% fixed             - due January 1, 2005      2,600      2,600
Series 06/28/99 - interest at 8  % fixed         - due July 1, 2004           2,000      2,000
Series 06/28/99 - interest at 9% fixed             - due July 1, 2006         2,000      2,000
Series 09/18/00 - interest at 8% fixed             - due January 1, 2004          -      1,250
Series 09/18/00 - interest at 8  % fixed         - due January 1, 2006        1,250      1,250
Series 09/18/00 - interest at 9% fixed             - due January 1, 2008      1,250      1,250
Series 08/01/01 - interest at 7  % fixed         - due April 1, 2005          1,750      1,750
Series 08/01/01 - interest at 8% fixed             - due April 1, 2007        2,750      2,750
Series 08/01/01 - interest at 8  % fixed         - due April 1, 2009          2,750      2,750
Series 01/17/02 - interest at 7  % fixed         - due October 1, 2005        1,250      1,250
Series 01/17/02 - interest at 7  % fixed         - due October 1, 2007        2,250      2,250
Series 01/17/02 - interest at 7  % fixed         - due October 1, 2009        2,250      2,250
Series 08/05/02 - interest at 7  % fixed         - due January 1, 2006        1,750      1,750
Series 08/05/02 - interest at 7  % fixed         - due January 1, 2008        3,000      3,000
Series 08/05/02 - interest at 7  % fixed         - due January 1, 2010        3,000      3,000
Series 01/21/03 - interest at 6  % fixed         - due July 1, 2006           1,500          -
Series 01/21/03 - interest at 7 % fixed            - due July 1, 2008         3,000          -
Series 01/21/03 - interest at 7  % fixed         - due July 1, 2010           3,000          -
Series 07/25/03 - interest at 6  % fixed         - due October 1, 2006        2,500          -
Series 07/25/03 - interest at 6  % fixed         - due October 1, 2008        3,000          -
Series 07/25/03 - interest at 7 % fixed            - due October 1, 2010      3,000          -
                                                                           -------------------
                                                                             87,350     74,000

INTERVEST BANCSHARES CORPORATION:
Series 05/14/98 - interest at 8% fixed             - due July 1, 2008         4,840      6,930
Series 12/15/00 - interest at 8% fixed             - due April 1, 2004            -      1,000
Series 12/15/00 - interest at 8  % fixed         - due April 1, 2006          1,250      1,250
Series 12/15/00 - interest at 9% fixed             - due April 1, 2008        1,250      1,250
                                                                           -------------------
                                                                              7,340     10,430

INTERVEST NATIONAL BANK:
Mortgage note payable - interest at 7% fixed  - due February 1, 2017            255        266
----------------------------------------------------------------------------------------------
                                                                           $ 94,945  $  84,696
----------------------------------------------------------------------------------------------

(1) Prime represents prime rate of JPMorganChase Bank, which was 4.00% on December 31, 2003 and 4.25% on December 31, 2002.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
7.   SUBORDINATED  DEBENTURES  AND  MORTGAGE  NOTE  PAYABLE,  CONTINUED

     In January 2004, Intervest Mortgage Corporation issued Series 11/28/03 debentures totaling $10,000,000 in principal amount, of which $1,750,000 accrue and pay interest quarterly and $8,250,000 accrue and compound interest quarterly until maturity.

     In 2003, Intervest Mortgage Corporation issued Series 1/21/03 and 7/25/03 debentures totaling $16,000,000 in principal amount. The sales, after underwriter's commissions and other issuance costs, resulted in net proceeds of $14,826,000. In 2003, Intervest Mortgage Corporation's Series 11/10/98 debentures maturing on January 1, 2003 were redeemed for principal of $1,400,000 and accrued interest of $570,000, and Series 9/18/00 debentures maturing on January 1, 2004 were redeemed on November 1, 2003 for principal of $1,250,000 and accrued interest of $335,000.

     Intervest Mortgage Corporation's floating-rate Series 5/12/95 through 4/30/97 debentures have a maximum interest rate of 12%. Interest on an aggregate of $6,330,000 of these debentures at December 31, 2003 is accrued and compounded quarterly, and is due and payable at maturity. The payment of interest on the remaining debentures in this Series is made quarterly. Additionally, any debenture holder whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

     Intervest Mortgage Corporation's Series 11/10/98, 6/28/99, 9/18/00, $770,000 of Series 8/01/01, $270,000 of Series 1/17/02 and $1,520,000 of
     Series 8/05/02 debentures accrue and compound interest quarterly, with such interest due and payable at maturity. Interest is paid quarterly on the remaining debentures in Series 8/01/01, 1/17/02, 8/5/02 and all debentures in Series 1/21/03 and 7/25/03. The holders of Series 11/10/98, 6/28/99,
     9/18/00,  01/17/02,  08/05/02, 1/21/03, 7/25/03 and 11/28/03 debentures can require Intervest Mortgage Corporation to repurchase the debentures for face amount plus accrued interest each year (beginning October 1, 2005 for Series 01/17/02, January 1, 2006 for Series 08/05/02, July 1, 2006 for
     Series 1/21/03, October 1, 2006 for Series 7/25/03 and April 1, 2007 for Series 11/28/03) provided, however, in no calendar year will Intervest Mortgage Corporation be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

     At any time, all of Intervest Mortgage Corporation's debentures may be redeemed at its option, in whole or in part, for face value, except for Series 1/21/03, 7/25/03 and 11/28/03. Redemptions would be a premium of 1% if the redemption is prior to April 1, 2004 for Series 01/21/03, prior to July 1, 2004 for Series 07/25/03 and prior to January 1, 2005 for Series 11/28/03. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

     The Holding Company's Series 5/14/98 subordinated debentures are due July 1, 2008 and are convertible at the option of the holders at any time prior to April 1, 2008, unless previously redeemed by the Holding Company, into shares of its Class A common stock at the following conversion prices per share: $12.00 in 2004; $14.00 in 2005; $16.00 in 2006; $18.00 in 2007 and
     $20.00 from January 1, 2008 through April 1, 2008. The Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. In 2003, $3,100,000 of debentures ($2,090,000 of principal and $1,010,000 of accrued interest) were converted into shares of Class A common stock at $10.01 per share.

     Interest accrues and compounds each calendar quarter on $4,170,000 of the convertible debentures at the rate of 8% per annum, while $670,000 of the debentures pay interest each calendar quarter at the rate of 8% per annum. All accrued interest is due and payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year elect to be paid all accrued interest and to thereafter receive payments of interest quarterly. All of the Holding Company's debentures may be redeemed, in whole or in part, at any time at the option of the Holding Company for face value.

     The mortgage note payable cannot be prepaid except during the last year of its term.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
7.   SUBORDINATED  DEBENTURES  AND  MORTGAGE  NOTE  PAYABLE,  CONTINUED

     Scheduled  contractual  maturities  as of December 31, 2003 are as follows:

($ in thousands)                            Principal   Accrued Interest
-------------------------------------------------------------------------
For the year ended December 31, 2004   $       20,013    $        6,711
For the year ended December 31, 2005           29,116             3,325
For the year ended December 31, 2006           10,269             1,382
For the year ended December 31, 2007            5,022                66
For the year ended December 31, 2008           16,365             2,772
Thereafter                                     14,160               157
-------------------------------------------------------------------------
                                       $       94,945    $       14,413
-------------------------------------------------------------------------

8.   FEDERAL  FUNDS  PURCHASED  AND  LINES  OF  CREDIT

     From time to time, the Bank may borrow funds on an overnight or short-term basis to manage its liquidity needs. The Bank has agreements with correspondent banks whereby it may borrow up to $16,000,000 on an unsecured basis. As a member of the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York, the Bank also has the ability to borrow from these institutions on a secured basis that amounted to approximately $145,000,000 at December 31, 2003 based on available collateral. At December 31, 2003 and 2002, there were no outstanding borrowings under any of these lines.

9.   SUBORDINATED  DEBENTURES  -  CAPITAL  SECURITIES

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

     The sole assets of the Trusts, the obligors on the Capital Securities, are the Junior Subordinated Debentures. In addition, for each Trust, the Holding Company has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Cash distributions are payable semi-annually in arrears at the fixed rate of 9.875% per annum on December 18 and June 18 of each year for the Capital Securities I and the 9.875% Junior Subordinated Debentures. For the Capital Securities II and the 6.75% Junior Subordinated Debentures, cash distributions are payable quarterly in arrears on March 17, June 17, September 17 and December 17 of each year based on a fixed rate of 6.75% per annum for the first five years, and thereafter at the rate of 2.95% over 3 month libor until maturity. Issuance costs of $469,000 associated with Capital Securities I and $444,000 for Capital Securities II have been capitalized by the Holding Company and are being amortized over the life of the securities.

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
9.   SUBORDINATED  DEBENTURES  -  CAPITAL  SECURITIES,  CONTINUED

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

10.  STOCKHOLDERS'  EQUITY

     The Holding Company's Board of Directors is authorized to issue up to 300,000 shares of preferred stock of the Holding Company without stockholder approval. The powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued is determined by the Board of Directors. At December 31, 2003 and 2002, there was no preferred stock issued and outstanding.

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

11.  ASSET  AND  DIVIDEND  RESTRICTIONS

     The Bank is required under Federal Reserve Board regulations to maintain reserves, generally consisting of cash or noninterest-earning accounts, against its transaction accounts. At December 31, 2003 and 2002, balances maintained as reserves were approximately $691,000 and $470,000, respectively.

     As a member of the Federal Reserve Banking system, the Bank must maintain an investment in the capital stock of the Federal Reserve Bank. At December 31, 2003 and 2002, such investment, which earns a dividend, aggregated $1,384,000 and $1,108,000, respectively. As a member of the Federal Home Loan Banking system, the Bank must maintain an investment in the capital stock of the Federal Home Loan Bank. At December 31, 2003, such investment, which currently earns a dividend, aggregated $1,691,000. The Bank became a member of the Federal Home Loan Bank of New York in 2003.

     At December 31, 2003 and 2002, U.S. government agency securities with a carrying value of $5,835,000 and $7,081,000, respectively, were pledged against various deposit accounts and lines of credit.

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

12.  PROFIT  SHARING  PLANS

     The Company sponsors tax-qualified, profit sharing plans in accordance with the provisions of Section 401(k) of the Internal Revenue Code, whereby eligible employees meeting certain length-of-service requirements may make tax-deferred contributions up to certain limits. The Company makes discretionary matching contributions up to 3% of employee compensation, which vest to the employees over a period of time. Total cash contributions to the plans included in the consolidated statements of earnings aggregated $55,000, $47,000 and $37,000 in 2003, 2002 and 2001, respectively.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
13.  RELATED  PARTY  TRANSACTIONS

     The Bank has deposit accounts from affiliated companies, directors, executive officers and members of their immediate families and related business interests of approximately $35,000,000 at December 31, 2003 and $19,000,000 at December 31, 2002. There are no loans to any directors or executive officers of the Holding Company or its subsidiaries.

     The Company paid fees of approximately $262,000 in 2003, $157,000 in 2002 and $219,000 in 2001 for legal services rendered by a law firm, a principal of which is a director of the Company. The Company paid commissions and fees in connection with the placement of debentures of approximately $531,000 in 2003, $515,000 in 2002 and $301,000 in 2001 to a broker/dealer, a  principal  of  which  is  a  director  of  the  Company.

14.  COMMON  STOCK  WARRANTS

     The Holding Company's common stock warrants outstanding entitle the registered holders thereof to purchase one share of common stock for each warrant. All warrants are exercisable when issued, except for certain Class B common stock warrants. In 2001, the Holding Company modified the terms of its Class A and Class B warrants as follows: the expiration date of all warrants exercisable at $6.67 per share were extended one year beyond their original expiration dates effective October 4, 2001, and the exercise price of certain Class A warrants (exercisable at $12.50 and $16.00 per share as of December 31, 2001) were reduced to $10.01 per share commencing January 1, 2002 until their original expiration date of December 31, 2002. In 2002, the $10.01 per share warrants were further modified by extending their expiration date to December 31, 2003.

     Data  concerning  common  stock  warrants  is  as  follows:

                                                            Exercise Price Per Warrant
                                                          -------------------------------      Total           Wtd-Avg
CLASS A COMMON STOCK WARRANTS:                            $       6.67   $      10.01 (1)   Warrants    Exercise Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000 and 2001                    1,370,815         1,084,403   2,455,218   $          9.42
  Exercised in 2002                                           (772,600)          (30,858)   (803,458)  $          9.88
  Expired in 2002                                              (96,750)                -     (96,750)  $          6.67
-----------------------------------------------------------------------------------------------------
Outstanding at December 31, 2002                               501,465         1,053,545   1,555,010   $          8.93
-----------------------------------------------------------------------------------------------------
  Exercised in 2003                                                  -           945,717     945,717   $         10.01
  Expired in 2003                                                    -            65,318      65,318   $         10.01
-----------------------------------------------------------------------------------------------------
Outstanding at December 31, 2003                               501,465            42,510     543,975   $          6.93
-----------------------------------------------------------------------------------------------------
Remaining contractual life in years at December 31, 2003           3.1                 -         2.8
----------------------------------------------------------------------------------------------------------------------

(1)  The  holders  of  the  42,510  warrants  outstanding  at  December 31, 2003 presented  these  warrants  to  the Company for exercise prior to the expiration date of December 31, 2003. The resulting shares were issued in January 2004. For puposes  of  this  schedule, they are shown as outstanding at December 31, 2003.

                                                             Exercise Price Per Warrant
                                                          -------------------------------         Total          Wtd-Avg
CLASS B COMMON STOCK WARRANTS:                            $         6.67  $     10.00 (1)      Warrants   Exercise Price
------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2001, 2002 and 2003                  145,000          50,000        195,000  $          7.52
-------------------------------------------------------------------------------------------------------
Remaining contractual life in years at December 31, 2003             4.1             4.1            4.1
------------------------------------------------------------------------------------------------------------------------

(1) At December 31, 2003, 42,600 of these warrants were immediately exercisable.
    An  additional 7,400 warrants vest and become exercisable on April 27th of 2004.
    These  warrants,  which  expire on January 31, 2008, become fully vested earlier upon  certain  conditions.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
14.  COMMON  STOCK  WARRANTS,  CONTINUED

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

     For warrants granted to employees whose exercise price was reduced to $10.01 effective January 1, 2002 and whose expiration date was extended in 2002, compensation expense was recorded under variable rate accounting as prescribed by APB 25 and related interpretations. For these warrants, which originally totaled 138,500, compensation expense was recorded in salaries and employee benefits expense with a corresponding credit to paid in capital in the consolidated financial statements.

     Compensation expense recorded in connection with warrants is summarized as follows:

                                                                  For the Year Ended December 31,
                                                              --------------------------------------
($ in thousands)                                                    2003         2002         2001
----------------------------------------------------------------------------------------------------
Compensation expense recorded in connection with vesting
     of Class B warrants during the period                    $         26  $        26  $        25
Compensation expense recorded in connection with
    Class A common stock warrants whose terms were modified            418          109            -
----------------------------------------------------------------------------------------------------
                                                              $        444  $       135  $        25
----------------------------------------------------------------------------------------------------

15.  INCOME  TAXES

     The Company and its subsidiaries file a consolidated federal income tax return and combined state and city income tax returns in New York. The Company also files a franchise tax return in Delaware. The Bank files a state income tax return in Florida. All returns are filed on a calendar year basis.

     At December 31, 2003 and 2002, the Company had a net deferred tax asset of $2,960,000 and $1,997,000, respectively. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future tax deductions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on available evidence. Management believes that it is more likely than not that the Company's deferred tax asset will be realized and accordingly, a valuation allowance for deferred tax assets was not maintained at any time during 2003, 2002 or 2001.

     Allocation of federal, state and local income taxes between current and deferred portions is as follows:

($ in thousands)                Current    Deferred   Total
------------------------------------------------------------
Year Ended December 31, 2003:
------------------------------
   Federal                      $  5,576  $    (782)  $4,794
   State and Local                 2,260       (181)   2,079
------------------------------------------------------------
                                $  7,836  $    (963)  $6,873
------------------------------------------------------------
Year Ended December 31, 2002:
------------------------------
   Federal                      $  4,004  $    (547)  $3,457
   State and Local                 1,390       (134)   1,256
------------------------------------------------------------
                                $  5,394  $    (681)  $4,713
------------------------------------------------------------
Year Ended December 31, 2001:
------------------------------
   Federal                      $  2,265  $    (284)  $1,981
   State and Local                   809        (80)     729
------------------------------------------------------------
                                $  3,074  $    (364)  $2,710
------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

15.  INCOME  TAXES,  CONTINUED

     The  components  of  the  deferred  tax  benefit  are  as  follows:

                                      For the Year Ended December 31,
                                 -----------------------------------------
($ in thousands)                     2003           2002          2001
--------------------------------------------------------------------------
Allowance for loan losses        $      (896)  $       (623)  $      (220)
Organization and startup costs            29             28            41
Stock-based compensation                  45            (62)          (12)
Depreciation                             (65)           (41)          (18)
Deferred income                          (75)            13          (157)
All other                                 (1)             4             2
--------------------------------------------------------------------------
                                 $      (963)  $       (681)  $      (364)
--------------------------------------------------------------------------

     The tax effects of the temporary differences that give rise to the deferred tax asset are as follows:

                                    At December 31,
                                 -------------------
($ in thousands)                     2003       2002
----------------------------------------------------
Allowance for loan losses        $  2,468  $   1,572
Organization and startup costs         11         40
Stock-based compensation               73        118
Depreciation                          179        114
Deferred income                       219        144
All other                              10          9
----------------------------------------------------
Total deferred tax asset         $  2,960  $   1,997
----------------------------------------------------

     The reconciliation between the statutory federal income tax rate and the Company's effective tax rate (including state and local taxes) is as follows:

                                                            For the Year Ended December 31,
                                                          ----------------------------------
                                                             2003         2002         2001
--------------------------------------------------------------------------------------------
Tax provision at statutory rate                              35.0%        34.0%        34.0%
Increase in taxes resulting from:
   State and local income taxes, net of federal benefit       8.2          6.6          7.6
   Other                                                     (0.2)           -          0.2
--------------------------------------------------------------------------------------------
                                                             43.0%        40.6%        41.8%
--------------------------------------------------------------------------------------------

16.  EARNINGS  PER  SHARE

     Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are as follows:

                                                                               For the Year Ended December 31,
                                                                          --------------------------------------
($ in thousands, except share and per share amounts)                           2003         2002         2001
----------------------------------------------------------------------------------------------------------------
Basic earnings per share:
  Net earnings applicable to common stockholders                          $      9,120  $     6,906  $     3,778
  Average number of common shares outstanding                                4,938,995    4,043,619    3,899,629
----------------------------------------------------------------------------------------------------------------
Basic earnings per share amount                                           $       1.85  $      1.71  $      0.97
----------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
  Net earnings applicable to common stockholders                          $      9,120  $     6,906  $     3,778
  Adjustment to net earnings from assumed conversion of debentures                 452          436            -
                                                                          --------------------------------------
  Adjusted net earnings for diluted earnings per share computation        $      9,572  $     7,342  $     3,778
                                                                          --------------------------------------
  Average number of common shares outstanding:
      Common shares outstanding                                              4,938,995    4,043,619    3,899,629
      Potential dilutive shares resulting from exercise of warrants            356,339      313,519            -
      Potential dilutive shares resulting from conversion of debentures        962,386      990,983            -
                                                                          --------------------------------------
  Total average number of common shares outstanding used for dilution        6,257,720    5,348,121    3,899,629
----------------------------------------------------------------------------------------------------------------
Diluted earnings per share amount                                         $       1.53  $      1.37  $      0.97
----------------------------------------------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

16.  EARNINGS  PER  SHARE,  CONTINUED

     In 2003 and 2002, all warrants and convertible debentures outstanding were considered in the computation of diluted EPS because they were dilutive. In 2001, 2,650,218 warrants with exercise prices ranging from $6.67 to $16.00 were not considered in the computations of diluted EPS for 2001 because the warrants' exercise price per share exceeded the average market price of Class A common stock during 2001 and as a result, they were not dilutive. Convertible debentures with principal and accrued interest totaling $9,164,000 at December 31, 2001 and convertible at $14.00 per share into Class A common stock were not considered in the diluted EPS computations for 2001 because they were not dilutive.

17.  CONTINGENCIES

     The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material effect on the business, results of operations, financial position or liquidity of the Company.

18.  REGULATORY  CAPITAL

     The Holding Company is subject to regulation, examination and supervision by the Federal Reserve Bank (FRB). The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation
     (FDIC) and the Office of the Comptroller of the Currency of the United States of America (OCC). Intervest Securities Corporation is subject to regulation, examination and supervision by the U.S. Securities and Exchange Commission (SEC) and the National Association of Securities Dealers (NASD).

     The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet them can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These capital amounts are also subject to qualitative judgement by the regulators about components, risk weighting and other factors.

     Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined by the regulations.

     Management believes, as of December 31, 2003 and 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2003, the most recent notification from the regulators categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding that would change the designation from well capitalized.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

18.  REGULATORY  CAPITAL,  CONTINUED

     The table that follows presents information regarding the Company's and the Bank's capital adequacy.

                                                                                         Minimum to Be Well
                                                                                         ------------------
                                                                                          Capitalized Under
                                                                                          -----------------
                                                                  Minimum Capital         Prompt Corrective
                                                                  ---------------         -----------------
                                             Actual                 Requirements          Action Provisions
                                             ------                 ------------          -----------------
($in thousands)                              Amount     Ratio    Amount        Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------
Consolidated as of December 31, 2003:
------------------------------------------
   Total capital to risk-weighted assets    $109,029    14.84%  $ 58,787        8.00%           NA        NA
   Tier 1 capital to risk-weighted assets   $ 97,571    13.28%  $ 29,394        4.00%           NA        NA
   Tier 1 capital to average assets         $ 97,571    11.31%  $ 34,515        4.00%           NA        NA
Consolidated as of December 31, 2002:
------------------------------------------
   Total capital to risk-weighted assets    $ 70,764    13.06%  $ 43,342        8.00%           NA        NA
   Tier 1 capital to risk-weighted assets   $ 66,153    12.21%  $ 21,671        4.00%           NA        NA
   Tier 1 capital to average assets         $ 66,153     9.88%  $ 26,788        4.00%           NA        NA
Intervest National Bank at December 31,2003:
------------------------------------------
   Total capital to risk-weighted assets    $ 77,709    12.53%  $ 49,612        8.00%  $    62,016     10.00%
   Tier 1 capital to risk-weighted assets   $ 71,399    11.51%  $ 24,806        4.00%  $    37,209      6.00%
   Tier 1 capital to average assets         $ 71,399     9.66%  $ 29,569        4.00%  $    36,962      5.00%
Intervest National Bank at December 31,2002:
------------------------------------------
   Total capital to risk-weighted assets    $ 54,777    12.16%  $ 36,048        8.00%  $    45,060     10.00%
   Tier 1 capital to risk-weighted assets   $ 50,313    11.17%  $ 18,024        4.00%  $    27,036      6.00%
   Tier 1 capital to average assets         $ 50,313     8.84%  $ 22,768        4.00%  $    28,460      5.00%
-------------------------------------------------------------------------------------------------------------

     Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At December 31, 2003 and 2002, Intervest Securities Corporation's net capital was $459,000 and $208,000, respectively.

19.  OFF-BALANCE  SHEET  FINANCIAL  INSTRUMENTS

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments are in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company's maximum exposure to credit risk is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees.

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

19.  OFF-BALANCE  SHEET  FINANCIAL  INSTRUMENTS,  CONTINUED

     The notional amounts of the Company's off-balance sheet financial instruments is as follows:

                                At December 31,
                            -------------------
($ in thousands)                2003       2002
------------------------------------------------
Unfunded loan commitments   $123,791  $  68,244
Available lines of credit        825        533
Standby letters of credit        100      1,267
------------------------------------------------
                            $124,716  $  70,044
------------------------------------------------

20.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The carrying and estimated fair values of the Company's financial instruments are as follows:

                                               At December 31, 2003       At December 31, 2002
                                             ------------------------  ------------------------
                                                Carrying         Fair     Carrying         Fair
($in thousands)                                    Value        Value        Value        Value
-----------------------------------------------------------------------------------------------
Financial Assets:
  Cash and cash equivalents                  $    64,128  $    64,128  $    30,849  $    30,849
  Time deposits with banks                             -            -        2,000        2,000
  Securities held to maturity, net               152,823      152,995      145,694      146,560
  FRB and FHLB stock                               3,075        3,075        1,108        1,108
  Loans receivable, net                          664,545      700,855      485,301      497,664
  Accrued interest receivable                      4,995        4,995        4,263        4,263
Financial Liabilities:
  Deposit liabilities                            675,513      687,135      505,958      515,018
  Debentures payable plus accrued interest       139,200      143,667      113,302      115,992
  Mortgage note payable                              255          272          266          278
  Accrued interest payable on deposits             1,080        1,080          895          895
Off -Balance Sheet Instruments:
   Commitments to lend                               868          868          415          415
-----------------------------------------------------------------------------------------------

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

20.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS,  CONTINUED

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

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     SECURITIES. The estimated fair value of securities held to maturity is based on quoted market prices. The estimated fair value of the Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value since the securities do not present credit concerns and are redeemable at cost.

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

     DEBENTURES, MORTGAGE NOTE PAYABLE AND ACCRUED INTEREST PAYABLE. The estimated fair value of debentures and related accrued interest payable as well as the mortgage note payable is based on a discounted cash flow analysis. The discount rate used in the present value computation was estimated by comparison to what management believes to be the Company's incremental borrowing rate for similar arrangements.

     ALL OTHER FINANCIAL ASSETS AND LIABILITIES. The estimated fair value of cash and cash equivalents, time deposits with banks, accrued interest receivable and accrued interest payable on deposits approximates their carrying values since these instruments are payable on demand or have short-term maturities.

     OFF-BALANCE SHEET INSTRUMENTS. The carrying amounts of commitments to lend approximated estimated fair value. The fair value of commitments to lend is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter party's credit standing.

21.  ACQUISITION  OF  INTERVEST  SECURITIES  CORPORATION

     On June 2, 2003, the Holding Company acquired all of the outstanding capital stock of Intervest Securities Corporation in exchange for 30,000 shares of its Class B common stock that was newly issued for this transaction. Intervest Securities Corporation's total assets consisted of approximately $218,000 of cash at the time of acquisition. Prior to the acquisition, Intervest Securities Corporation was an affiliated entity in that it was wholly owned by the spouse of the Chairman of the Holding Company. Intervest Securities Corporation is a broker/dealer and a NASD and SIPC member firm located at 10 Rockefeller Plaza in New York City and it participates as a selected dealer from time to time in offerings of debt securities of the Company, primarily those of Intervest Mortgage Corporation.

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

22.  HOLDING  COMPANY  FINANCIAL  INFORMATION

                            CONDENSED BALANCE SHEETS

                                                              At December 31,
                                                           -------------------
($ in thousands)                                               2003      2002
-------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                    $    286  $     229
Short-term investments                                        2,682      7,258
                                                          --------------------
   Total cash and cash equivalents                            2,968      7,487
Loans receivable, net  (net of allowance for loan losses
     of  $78 and $47 at December 31, 2003 and 2002)          15,514      9,239
Investment in subsidiaries                                   93,467     63,813
Deferred debenture offering costs, net of amortization        1,172        942
Stock proceeds receivable from warrant conversions            2,535          -
All other assets                                                528        809
--------------------------------------------------------------------------------
TOTAL ASSETS                                               $116,184  $  82,290
--------------------------------------------------------------------------------

LIABILITIES
Debentures payable                                         $ 38,268  $  25,894
Accrued interest payable on debentures                        2,461      3,123
All other liabilities                                            70        147
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                            40,799     29,164
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common equity                                                75,385     53,126
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                   75,385     53,126
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $116,184  $  82,290
--------------------------------------------------------------------------------


                        CONDENSED STATEMENTS OF EARNINGS

                                                               For the Year Ended December 31,
                                                        ------------------------------------------
($ in thousands)                                              2003          2002           2001
--------------------------------------------------------------------------------------------------
Interest income                                          $     1,125   $        988   $       818
Interest expense                                               3,024          2,695         1,124
                                                        ------------------------------------------
Net interest expense                                          (1,899)        (1,707)         (306)
Provision (credit) for loan losses                                32             (2)           19
Noninterest income                                               346            205           176
Noninterest expenses                                             748            544           226
                                                        ------------------------------------------
Loss before income taxes                                      (2,333)        (2,044)         (375)
Credit for income taxes                                       (1,033)          (924)         (172)
                                                        ------------------------------------------
Net loss before earnings of subsidiaries                      (1,300)        (1,120)         (203)
Equity in earnings of Intervest National Bank                  8,667          6,459         3,404
Equity in earnings of Intervest Mortgage Corporation           1,759          1,567           577
Equity in net loss of Intervest Securities Corporation            (6)             -             -
--------------------------------------------------------------------------------------------------
NET EARNINGS                                             $     9,120   $      6,906   $     3,778
--------------------------------------------------------------------------------------------------

Cash dividends received from subsidiaries                $     1,695   $      1,500   $       125

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

22.  HOLDING  COMPANY  FINANCIAL  INFORMATION,  CONTINUED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                             For the Year Ended December 31,
                                                                        -----------------------------------------
($ in thousands)                                                            2003           2002          2001
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                            $      9,120   $      6,906   $    3,778
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
Equity in earnings of subsidiaries                                           (10,420)        (8,026)      (3,981)
Cash dividends received from subsidiaries                                      1,695          1,500          125
Provision (credit) for loan losses                                                32             (2)          19
Deferred income tax benefit (expense)                                             38            (55)         (16)
Compensation expense from awards/modifications of stock warrants                 444            135           26
Increase in accrued interest payable on debentures                               347            756          831
Change in all other assets and liabilities, net                                  175           (365)          81
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      1,431            849          863
-----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Investment in subsidiaries, net                                              (20,715)          (338)     (15,500)
Cash acquired through acquisition of Intervest Securities Corporation            218              -            -
Purchase of equipment and leasehold improvements                                 (11)            (2)           -
Loan originations and principal repayments, net                               (6,316)           389       (3,738)
-----------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                          (26,824)            49      (19,238)
-----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net decrease in mortgage escrow funds payable                                    (75)           (64)         (11)
Gross proceeds from sale of debentures                                        15,464              -       18,500
Debenture offering costs                                                        (446)            (9)        (700)
Principal repayments of debentures                                            (1,000)             -            -
Proceeds from issuance of common stock upon the exercise
    of stock warrants, inclusive of income tax benefits                        6,931          5,801            -
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     20,874          5,728       17,789
-----------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                          (4,519)         6,626         (586)
Cash and cash equivalents at beginning of year                                 7,487            861        1,447
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $      2,968   $      7,487   $      861
-----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the year for:
   Interest                                                             $      2,545   $      1,825   $      202
   Income taxes                                                               (1,136)          (617)        (139)
Noncash transactions:
  Conversion of debentures into Class A common stock:
      Principal converted                                                      2,090              -            -
      Accrued interest converted                                               1,009              -            -
      Unamortized debenture offering costs converted                             (84)             -            -
  Class B stock issued to acquire Intervest Securities Corporation               215              -            -
  Accumulated other comprehensive income, change in
      subsidiary's unrealized (loss) gain on securities available for
      sale, net of tax                                                             -           (111)         363
-----------------------------------------------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

23.  SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     The  following  information  is  as  of  or  for  the  period  ended:

                                                                                     2003
                                                                                     -----
                                                                     First     Second      Third     Fourth
($ in thousands, except per share amounts)                          Quarter    Quarter    Quarter    Quarter
-------------------------------------------------------------------------------------------------------------
Interest and dividend income                                       $ 11,625   $ 12,470   $ 12,845   $ 13,524
Interest expense                                                      6,788      6,964      7,079      7,733
                                                                   ------------------------------------------
Net interest and dividend income                                      4,837      5,506      5,766      5,791
Provision for loan losses                                               344        430        602        593
                                                                   ------------------------------------------
Net interest and dividend income after provision for loan losses      4,493      5,076      5,164      5,198
Noninterest income                                                      329      1,176      1,038        778
Noninterest expenses                                                  1,784      1,879      1,812      1,784
                                                                   ------------------------------------------
Earnings before income taxes                                          3,038      4,373      4,390      4,192
Provision for income taxes                                            1,237      1,807      1,859      1,970
-------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                       $  1,801   $  2,566   $  2,531   $  2,222
-------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:                                          $    .38   $    .55   $    .52   $    .41
DILUTED EARNINGS PER SHARE:                                        $    .32   $    .45   $    .42   $    .35
-------------------------------------------------------------------------------------------------------------

Return on average assets                                               1.03%      1.40%      1.32%      1.03%
Return on average equity                                              13.40%     18.33%     16.76%     13.17%
Total assets                                                       $727,945   $749,777   $822,900   $910,595
Total cash and investment securities                               $178,087   $158,043   $174,664   $220,026
Total loans, net of unearned fees                                  $532,592   $575,975   $631,361   $671,125
Total deposits                                                     $538,098   $553,388   $594,832   $675,513
Total borrowed funds and related interest payable                  $120,138   $120,524   $144,363   $139,455
Total stockholders' equity                                         $ 55,000   $ 58,009   $ 63,745   $ 75,385
-------------------------------------------------------------------------------------------------------------

                                                                                     2002
                                                                                     -----
                                                                     First     Second      Third     Fourth
($ in thousands, except per share amounts)                          Quarter    Quarter    Quarter    Quarter
-------------------------------------------------------------------------------------------------------------
Interest and dividend income                                       $  9,711   $ 11,008   $ 11,396   $ 11,364
Interest expense                                                      6,073      6,530      6,857      6,865
                                                                   ------------------------------------------
Net interest and dividend income                                      3,638      4,478      4,539      4,499
Provision for loan losses                                               346        426        192        310
                                                                   ------------------------------------------
Net interest and dividend income after provision for loan losses      3,292      4,052      4,347      4,189
Noninterest income                                                      274        378        736        830
Noninterest expenses                                                  1,462      1,680      1,594      1,743
                                                                   ------------------------------------------
Earnings before income taxes                                          2,104      2,750      3,489      3,276
Provision for income taxes                                              856      1,106      1,385      1,366
-------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                       $  1,248   $  1,644   $  2,104   $  1,910
-------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:                                          $    .32   $    .42   $    .52   $    .45
DILUTED EARNINGS PER SHARE:                                        $    .30   $    .33   $    .41   $    .37
-------------------------------------------------------------------------------------------------------------

Return on average assets                                               0.95%      1.10%      1.30%      1.14%
Return on average equity                                              12.23%     15.42%     18.57%     15.71%
Total assets                                                       $563,970   $628,157   $661,721   $685,979
Total cash and investment securities                               $144,193   $161,935   $190,799   $179,651
Total loans, net of unearned fees                                  $405,055   $449,771   $454,391   $489,912
Total deposits                                                     $404,019   $465,753   $486,623   $505,958
Total borrowed funds and related interest payable                  $106,929   $104,246   $113,082   $113,568
Total stockholders' equity                                         $ 41,699   $ 44,155   $ 47,118   $ 53,126
-------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM  9A.  CONTROLS  AND  PROCEDURES

               a)  Evaluation of disclosure controls and procedures. The Company
                   -------------------------------------------------
maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

               b)  Changes in internal controls. The Company made no significant
                   -----------------------------
changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS

a. DIRECTORS. The information required by this item is contained under the section entitled "Election of Directors" in the Company's Proxy Statement for its 2004 Annual Meeting (the "Proxy Statement") and is incorporated herein by reference.

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

ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES.

The information contained in the section entitled "Independent Public Accountants" of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a)  DOCUMENTS  FILED  AS  PART  OF  THIS  REPORT

     (1) FINANCIAL STATEMENTS: See Item 8 "Financial Statements and Supplementary Data"

     (2) FINANCIAL STATEMENT SCHEDULES: See Item 8 "Financial Statements and Supplementary Data"

     (3) EXHIBITS: The following exhibits are filed herein as part of this Form 10-K:

EXHIBIT  NO.     DESCRIPTION  OF  EXHIBIT
-----------      ------------------------

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

4.8 Form of Indenture between the Company, as Issuer, and State Street Bank and Trust Company, as Trustee, dated as of December 18, 2001, incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 2001, wherein such document is identified as Exhibit 4.8.

4.9 Form of Indenture between the Company, as Issuer, and U.S Bank National Association, as Trustee, dated as of September 17, 2003.

12   Computation  of  ratios  of  earnings  to  fixed  charges.

21   Subsidiaries


31   Certification  of the principal executive and financial officer pursuant to
     Section  302  of  The  Sarbanes-Oxley  Act  of  2002.

32   Certification  of the principal executive and financial officer pursuant to
     Section  906  of  The  Sarbanes-Oxley  Act  of  2002.

(b) A current report on Form 8-K dated January 20, 2004 was filed by the registrant to provide, under Item 12, its quarterly earnings release for the period ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

INTERVEST  BANCSHARES  CORPORATION
(Registrant)

By:  /s/  Lowell  S.  Dansker                          Date: February  26,  2004
     -------------------------                              --------------------
          Lowell  S.  Dansker,  Vice  Chairman  and  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

CHAIRMAN  AND  EXECUTIVE  VICE  PRESIDENT:

By:  /s/  Jerome  Dansker                              Date: February  26,  2004
     -------------------------                              --------------------
          Jerome  Dansker

VICE  CHAIRMAN,  PRESIDENT  AND  TREASURER
(PRINCIPAL  EXECUTIVE,  FINANCIAL  AND  ACCOUNTING  OFFICER):

By:  /s/  Lowell  S.  Dansker                          Date: February  26,  2004
     -------------------------                              --------------------
          Lowell  S.  Dansker

VICE  PRESIDENT,  SECRETARY  AND  DIRECTOR:

By:  /s/  Lawrence  G.  Bergman                        Date: February  26,  2004
     --------------------------                             --------------------
          Lawrence  G.  Bergman

DIRECTORS:

By:  /s/  Michael  A. Callen                           Date: February  26,  2004

     -------------------------                              --------------------
          Michael  A.  Callen

By:  /s/  Paul  Derosa                                 Date: February  26,  2004
     -------------------------                              --------------------
          Paul  Derosa

By:  /s/  Stephen  A. Helman                           Date: February  26,  2004
     -------------------------                              --------------------
          Stephen  A.  Helman

By:  /s/  Wayne F. Holly                               Date: February  26,  2004
     -------------------------                              --------------------
          Wayne  F.  Holly

By:  /s/  Lawton  Swan,  III                           Date: February  26,  2004
     -------------------------                              --------------------
          Lawton  Swan,  III

By:  /s/  Thomas  E. Willett                           Date: February  26,  2004
     -------------------------                              --------------------
          Thomas  E.  Willett

By:  /s/  David  J. Willmott                           Date: February  26,  2004
     -------------------------                              --------------------
          David  J.  Willmott

By:  /s/  Wesley T. Wood                               Date: February  26,  2004
     -------------------------                              --------------------
          Wesley  T.  Wood