Form 10-K/A
period 2003-12-31
INTERVEST BANCSHARES CORP
filed 2004-03-22
CIK 927807

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                Amendment No. 1

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


The Bank pays a monthly dividend to the Holding Company in order to provide funds for the debt service on the Capital Securities, the proceeds of which were contributed to the Bank as capital. Such dividends paid in 2003, 2002 and 2001 to the Holding Company amounted to $1,695,000, $1,500,000 and $125,000, respectively.


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


JOHN J. ARVONIO, age 41, serves as Senior Vice President, Chief Financial Officer and Secretary of Intervest National Bank and has served in such capacities since September 2000. Prior to that, Mr. Arvonio served as Vice President, Controller and Secretary of Intervest National Bank since April 1999 and as an employee of Intervest Bancshares Corporation from April 1998 to March 1999. Mr. Arvonio also is a registered representative of Intervest Securities Corporation since December 2003. Mr. Arvonio received a B.B.A. degree from Iona College and is a Certified Public Accountant. Mr. Arvonio has over 15 years of banking experience. Prior to joining the Company, Mr. Arvonio served as Second Vice President, Technical Advisor and Assistant Controller for The Greater New York Savings Bank from 1992 to 1997. Prior to that, Mr. Arvonio was a Manager of Financial Reporting for the Leasing and Investment Banking Divisions of Citibank from 1989 to 1992, and a Senior Auditor for Ernst & Young from 1985 to 1989.


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


                                                                    For the Year Ended December 31,
                                                                    -------------------------------
                                                                2003                              2002
                                                   --------------------------------  ------------------------------
                                                    Average    Interest     Yield/    Average    Interest   Yield/
($in thousands)                                     Balance    Inc./Exp.     Rate     Balance   Inc./Exp.    Rate
-------------------------------------------------------------------------------------------------------------------
                       Assets

Interest-earning assets:
  Loans (1)                                        $585,556   $   47,223      8.06%  $439,241   $   39,273    8.94%
  Securities                                        143,766        2,965      2.06    142,840        3,964    2.78
  Other interest-earning assets                      24,983          276      1.10     14,001          242    1.73
-------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       754,305   $   50,464      6.69%   596,082   $   43,479    7.29%
-------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                           13,686                            14,586
-------------------------------------------------------------------------------------------------------------------
Total assets                                       $767,991                          $610,668
-------------------------------------------------------------------------------------------------------------------
      Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest checking deposits                       $ 11,120   $      182      1.64%  $  9,521   $      221    2.32%
  Savings deposits                                   31,782          601      1.89     29,221          762    2.61
  Money market deposits                             146,509        2,763      1.89    119,582        3,082    2.58
  Certificates of deposit                           370,235       14,891      4.02    282,720       13,304    4.71
-------------------------------------------------------------------------------------------------------------------
  Total deposit accounts                            559,646       18,437      3.29    441,044       17,369    3.94
-------------------------------------------------------------------------------------------------------------------
  Federal funds purchased                                 -            -         -        116            2    1.87
  Debentures and accrued interest payable           105,347        8,316      7.89     90,777        7,440    8.20
  Debentures - capital securities                    19,356        1,793      9.26     15,000        1,497    9.98
  Mortgage note payable                                 261           18      7.00        239           17    7.00
-------------------------------------------------------------------------------------------------------------------
  Total borrowed funds                              124,964       10,127      8.10    106,132        8,956    8.44
-------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  684,610   $   28,564      4.17%   547,176   $   26,325    4.81%
-------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                          5,666                             5,277
Noninterest-bearing liabilities                      18,264                            13,831
Stockholders' equity                                 59,451                            44,384
-------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $767,991                          $610,668
-------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $ 21,900      2.52%             $   17,154    2.48%
-------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $ 69,695                   2.90%  $ 48,906                 2.88%
-------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities               1.10x                              1.09x
-------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets                             1.19%                             1.13%
  Return on average equity                            15.34%                            15.56%
  Noninterest expense to average assets                0.95%                             1.06%
  Efficiency ratio (2)                                28.78%                            33.45%
  Average stockholders' equity to average assets       7.74%                             7.27%
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

Noninterest  Expenses
---------------------

Noninterest expenses increased $780,000 to $7,259,000 in 2003 and is summarized as follows:


                                      For the Year Ended December 31,
                                    -----------------------------------
($in thousands)                           2003              2002
-----------------------------------------------------------------------
Salaries and employee benefits      $          3,655  $           3,016
Occupancy and equipment, net                   1,270              1,318
Data processing                                  533                564
Advertising and promotion                         35                 69
Professional fees and services                   364                350
Stationery, printing and supplies                152                141
Postage and delivery                             101                 93
FDIC and general insurance                       225                179
All other                                        924                749
-----------------------------------------------------------------------
                                    $          7,259  $           6,479
-----------------------------------------------------------------------


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

Selected  information  regarding  results  of  operations  for  2002  follows:


                                            Intervest    Intervest    Intervest              Inter-
                                            National      Mortgage    Statutory    Holding   Company
($in thousands)                               Bank      Corporation    Trust I     Company   Amts (2)   Combined
-----------------------------------------------------------------------------------------------------------------
Interest and dividend income               $   34,197   $      8,420  $    1,527  $    988   $ (1,653)  $  43,479
Interest expense                               17,514          6,288       1,481     2,695     (1,653)     26,325
                                           ----------------------------------------------------------------------
Net interest and dividend income               16,683          2,132          46    (1,707)         -      17,154
Provision for loan losses                       1,193             83           -        (2)         -       1,274
Noninterest income                              1,723          2,057           -       205     (1,767)      2,218
Noninterest expenses                            6,324          1,332          46       544     (1,767)      6,479
                                           ----------------------------------------------------------------------
Earnings before taxes                          10,889          2,774           -    (2,044)         -      11,619
Provision for income taxes                      4,430          1,207           -      (924)         -       4,713
-----------------------------------------------------------------------------------------------------------------
Net earnings                               $    6,459   $      1,567  $        -  $ (1,120)  $      -   $   6,906
-----------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)                 $   (1,500)  $          -  $        -  $  1,500   $      -   $       -
Net earnings for 2001                      $    3,404   $        577  $        -  $   (203)  $      -   $   3,778
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


/s/ Hacker, Johnson & Smith, P.A., P.C.
---------------------------------------
Hacker, Johnson & Smith, P.A., P.C.
Tampa, Florida
February 6, 2004


With respect to Note 3
March 16, 2004

                             INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

          We have audited the consolidated balance sheets of Intervest Mortgage Corporation and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2003 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above fairly present, in all material respects, the consolidated financial position of Intervest Mortgage Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/  Eisner  LLP
----------------
Eisner  LLP
New  York,  New  York
February  3,  2004

With respect to Note 3
March 16, 2004

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
-------------------------------------------------------------------------

7.   SUBORDINATED  DEBENTURES  AND  MORTGAGE  NOTE  PAYABLE

     Subordinated debentures and mortgage note payable are summarized as follows:


                                                                             At December 31,
                                                                           -------------------
($ in thousands)                                                             2003      2002
----------------------------------------------------------------------------------------------
INTERVEST MORTGAGE CORPORATION (1) :
Series 05/12/95 - interest at 2% above prime - due April 1, 2004           $  9,000  $   9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004            9,000      9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005             10,000     10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005            5,500      5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005            8,000      8,000
Series 11/10/98 - interest at 8 1/2% fixed   - due January 1, 2003                -      1,400
Series 11/10/98 - interest at 9% fixed       - due January 1, 2005            2,600      2,600
Series 06/28/99 - interest at 8 1/2% fixed   - due July 1, 2004               2,000      2,000
Series 06/28/99 - interest at 9% fixed       - due July 1, 2006               2,000      2,000
Series 09/18/00 - interest at 8% fixed       - due January 1, 2004                -      1,250
Series 09/18/00 - interest at 8 1/2% fixed   - due January 1, 2006            1,250      1,250
Series 09/18/00 - interest at 9% fixed       - due January 1, 2008            1,250      1,250
Series 08/01/01 - interest at 7 1/2% fixed   - due April 1, 2005              1,750      1,750
Series 08/01/01 - interest at 8% fixed       - due April 1, 2007              2,750      2,750
Series 08/01/01 - interest at 8 1/2% fixed   - due April 1, 2009              2,750      2,750
Series 01/17/02 - interest at 7 1/4% fixed   - due October 1, 2005            1,250      1,250
Series 01/17/02 - interest at 7 1/2% fixed   - due October 1, 2007            2,250      2,250
Series 01/17/02 - interest at 7 3/4% fixed   - due October 1, 2009            2,250      2,250
Series 08/05/02 - interest at 7 1/4% fixed   - due January 1, 2006            1,750      1,750
Series 08/05/02 - interest at 7 1/2% fixed   - due January 1, 2008            3,000      3,000
Series 08/05/02 - interest at 7 3/4% fixed   - due January 1, 2010            3,000      3,000
Series 01/21/03 - interest at 6 3/4% fixed   - due July 1, 2006               1,500          -
Series 01/21/03 - interest at 7 % fixed      - due July 1, 2008               3,000          -
Series 01/21/03 - interest at 7 1/4% fixed   - due July 1, 2010               3,000          -
Series 07/25/03 - interest at 6 1/2% fixed   - due October 1, 2006            2,500          -
Series 07/25/03 - interest at 6 3/4% fixed   - due October 1, 2008            3,000          -
Series 07/25/03 - interest at 7 % fixed      - due October 1, 2010            3,000          -
                                                                           -------------------
                                                                             87,350     74,000

INTERVEST BANCSHARES CORPORATION:
Series 05/14/98 - interest at 8% fixed       - due July 1, 2008               4,840      6,930
Series 12/15/00 - interest at 8% fixed       - due April 1, 2004                  -      1,000
Series 12/15/00 - interest at 8 1/2% fixed   - due April 1, 2006              1,250      1,250
Series 12/15/00 - interest at 9% fixed       - due April 1, 2008              1,250      1,250
                                                                           -------------------
                                                                              7,340     10,430

INTERVEST NATIONAL BANK:
Mortgage note payable - interest at 7% fixed - due February 1, 2017             255        266
----------------------------------------------------------------------------------------------
                                                                           $ 94,945  $  84,696
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
----------------------------------------------------------------------------------------------------------------------

(1)  The  holders  of  the  42,510  warrants  outstanding  at  December 31, 2003 presented  these  warrants  to  the Company for exercise prior to the expiration date of December 31, 2003. The resulting shares were issued in January 2004. For purposes  of  this  schedule, they are shown as outstanding at December 31, 2003.

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

22.  HOLDING  COMPANY  FINANCIAL  INFORMATION,  CONTINUED

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                             For the Year Ended December 31,
                                                                        -----------------------------------------
($ in thousands)                                                            2003           2002          2001
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                            $      9,120   $      6,906   $    3,778
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
Equity in earnings of subsidiaries                                           (10,420)        (8,026)      (3,981)
Cash dividends received from subsidiaries                                      1,695          1,500          125
Provision (credit) for loan losses                                                32             (2)          19
Deferred income tax expense (benefit)                                             38            (55)         (16)
Compensation expense from awards/modifications of stock warrants                 444            135           26
Increase in accrued interest payable on debentures                               347            756          831
Change in all other assets and liabilities, net                                  175           (365)          81
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      1,431            849          863
-----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Investment in subsidiaries, net                                              (20,715)          (338)     (15,500)
Cash acquired through acquisition of Intervest Securities Corporation            218              -            -
Purchase of equipment and leasehold improvements                                 (11)            (2)           -
Loan originations and principal repayments, net                               (6,316)           389       (3,738)
-----------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                          (26,824)            49      (19,238)
-----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net decrease in mortgage escrow funds payable                                    (75)           (64)         (11)
Gross proceeds from issuance of debentures                                    15,464              -       18,500
Debenture offering costs                                                        (446)            (9)        (700)
Principal repayments of debentures                                            (1,000)             -            -
Proceeds from issuance of common stock upon the exercise
    of stock warrants                                                          6,931          5,801            -
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     20,874          5,728       17,789
-----------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                          (4,519)         6,626         (586)
Cash and cash equivalents at beginning of year                                 7,487            861        1,447
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $      2,968   $      7,487   $      861
-----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the year for:
   Interest                                                             $      2,545   $      1,825   $      202
   Income taxes                                                               (1,136)          (617)        (139)
Noncash transactions:
  Conversion of debentures into Class A common stock:
      Principal converted                                                      2,090              -            -
      Accrued interest converted                                               1,009              -            -
      Unamortized debenture offering costs converted                             (84)             -            -
  Class B stock issued to acquire Intervest Securities Corporation               215              -            -
  Accumulated other comprehensive income, change in
      subsidiary's unrealized (loss) gain on securities available for
      sale, net of tax                                                             -           (111)         363
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