Form 10-Q
period 2004-03-31
INTERVEST BANCSHARES CORP
filed 2004-05-13
CIK 927807

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                                 --------------


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
YES  XX  NO   .
     --     --

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
YES       NO  XX.
     --       --

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                             Shares Outstanding:
--------------------                             -------------------

Class A Common Stock, $1.00 par value per share  5,663,075 Outstanding at April 30, 2004
-----------------------------------------------  ---------------------------------------

Class B Common Stock, $1.00 par value per share  385,000 Outstanding at April 30, 2004
-----------------------------------------------  ---------------------------------------

================================================================================

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2004
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

  ITEM 1.     FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
       as of March 31, 2004 (Unaudited) and December 31, 2003 . . . . . . . .  2

     Condensed Consolidated Statements of Earnings (Unaudited)
       for the Quarters Ended March 31, 2004 and 2003 . . . . . . . . . . . .  3

     Condensed Consolidated Statements of Changes in Stockholders'
       Equity (Unaudited) for the Quarters Ended March 31, 2004 and 2003  . .  4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the Quarters Ended March 31, 2004 and 2003 . . . . . . . . . . . .  5

     Notes to Condensed Consolidated Financial Statements (Unaudited) . . . .  6

     Review by Independent Certified Public Accountants . . . . . . . . . . . 13

     Report on Reviews by Independent Certified Public Accountants  . . . . . 14

  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . 16

  ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  . . 23

  ITEM 4.     CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . 23

PART II.  OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . 24

  ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
                OF EQUITY SECURITIES  . . . . . . . . . . . . . . . . . . . . 24

  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . 24

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . 24

  ITEM 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 24

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . 24

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25


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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                  MARCH 31,    DECEMBER 31,
($in thousands, except par value)                                                                    2004          2003
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                            (Unaudited)
Cash and due from banks                                                                          $     11,075  $       8,833
Federal funds sold                                                                                     41,783         36,816
Commercial paper                                                                                            -          5,580
Other short-term investments                                                                           12,518         12,899
                                                                                                 ---------------------------
    Total cash and cash equivalents                                                                    65,376         64,128
Securities held to maturity, net (estimated fair value of $142,584 and $152,995,  respectively)       142,116        152,823
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                                          3,255          3,075
Loans receivable (net of allowance for loan losses of $7,657 and $6,580, respectively)                755,451        664,545
Accrued interest receivable                                                                             4,916          4,995
Loan fees receivable                                                                                    6,050          5,622
Premises and equipment, net                                                                             5,665          5,752
Deferred income tax asset                                                                               3,447          2,960
Deferred debenture offering costs, net                                                                  4,808          4,023
Other assets                                                                                            1,926          3,600
============================================================================================================================
TOTAL ASSETS                                                                                     $    993,010  $     911,523
============================================================================================================================
LIABILITIES
Deposits:
  Noninterest-bearing demand deposit accounts                                                    $      6,162  $       6,210
  Interest-bearing deposit accounts:
    Checking (NOW) accounts                                                                             9,947          9,146
    Savings accounts                                                                                   31,234         30,784
    Money market accounts                                                                             177,822        162,214
    Certificate of deposit accounts                                                                   511,985        467,159
                                                                                                 ---------------------------
Total deposit accounts                                                                                737,150        675,513
Subordinated debentures                                                                                95,560         94,690
Subordinated debentures - capital securities                                                           46,392         30,928
Accrued interest payable on all debentures                                                             12,830         14,510
Mortgage note payable                                                                                     252            255
Accrued interest payable on deposits                                                                    1,153          1,080
Mortgage escrow funds payable                                                                          14,697         10,540
Official checks outstanding                                                                             1,900          6,122
Other liabilities                                                                                       4,325          2,500
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                     914,259        836,138
----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                    -              -
Class A common stock ($1.00 par value, 9,500,000 shares authorized,
   5,663,075 and 5,603,377 shares issued and outstanding, respectively)                                 5,663          5,603
Class B common stock ($1.00 par value, 700,000 shares authorized,
   385,000 shares issued and outstanding)                                                                 385            385
Additional paid-in-capital, common                                                                     36,559         35,988
Retained earnings                                                                                      36,144         33,409
----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                             78,751         75,385
============================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $    993,010  $     911,523
============================================================================================================================
See accompanying notes to condensed consolidated financial statements.

                    INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                       (Unaudited)


                                                                       QUARTER ENDED
                                                                          MARCH 31,
                                                                   ----------------------
($in thousands, except per share data)                                2004        2003
-----------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                   $   13,792   $ 10,670
Securities                                                                705        887
Other interest-earning assets                                              96         68
-----------------------------------------------------------------------------------------
TOTAL INTEREST AND DIVIDEND INCOME                                     14,593     11,625
-----------------------------------------------------------------------------------------


INTEREST EXPENSE
Deposits                                                                5,312      4,453
Subordinated debentures                                                 2,233      1,957
Subordinated debentures - capital securities                              666        374
Mortgage note payable                                                       4          4
-----------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                  8,215      6,788
-----------------------------------------------------------------------------------------

NET INTEREST AND DIVIDEND INCOME                                        6,378      4,837
Provision for loan losses                                               1,077        344
-----------------------------------------------------------------------------------------
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES        5,301      4,493
-----------------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                                                      59         38
Income from mortgage lending activities                                   190        153
Income from the early repayment of mortgage loans                       1,156        141
Commission and fees                                                        56          -
Loss from early call of investment securities                              (5)        (3)
-----------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                                1,456        329
-----------------------------------------------------------------------------------------


NONINTEREST EXPENSES
Salaries and employee benefits                                            961        867
Occupancy and equipment, net                                              344        320
Data processing                                                           129        148
Professional fees and services                                            103        107
Stationery, printing and supplies                                          44         42
Postage and delivery                                                       25         25
FDIC and general insurance                                                 64         57
Director and committee fees                                                88         25
Advertising and promotion                                                  13         15
All other                                                                 147        178
-----------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES                                              1,918      1,784
-----------------------------------------------------------------------------------------
Earnings before income taxes                                            4,839      3,038
Provision for income taxes                                              2,104      1,237
=========================================================================================
NET EARNINGS                                                       $    2,735   $  1,801
=========================================================================================

BASIC EARNINGS PER SHARE                                           $     0.45   $   0.38
DILUTED EARNINGS PER SHARE                                         $     0.41   $   0.32
DIVIDENDS PER SHARE                                                $        -   $      -
-----------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                               INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 (Unaudited)

                                                                            QUARTER ENDED MARCH 31,
                                                                    ---------------------------------------
                                                                           2004        |        2003
                                                                    ---------------------------------------
($ in thousands)                                                     SHARES    AMOUNT  |  SHARES    AMOUNT
---------------------------------------------------------------------------------------|-------------------
                                                                                       |
CLASS A COMMON STOCK                                                                   |
Balance at beginning of period                                      5,603,377  $ 5,603 | 4,348,087  $ 4,348
Issuance of shares upon the exercise of warrants                       42,510       43 |         -        -
Issuance of shares upon the conversion of debentures                   17,188       17 |         -        -
---------------------------------------------------------------------------------------|-------------------
Balance at end of period                                            5,663,075    5,663 | 4,348,087    4,348
---------------------------------------------------------------------------------------|-------------------
                                                                                       |
CLASS B COMMON STOCK                                                                   |
---------------------------------------------------------------------------------------|-------------------
Balance at beginning and end of period                                385,000      385 |   355,000      355
---------------------------------------------------------------------------------------|-------------------
                                                                                       |
ADDITIONAL PAID-IN-CAPITAL, COMMON                                                     |
Balance at beginning of period                                                  35,988 |             24,134
Compensation related to vesting of certain Class B stock warrants                    7 |                  6
Compensation related to certain Class A stock warrants modified                      - |                 67
Issuance of shares upon the exercise of warrants                                   383 |                  -
Issuance of shares upon the conversion of debentures                               181 |                  -
---------------------------------------------------------------------------------------|-------------------
Balance at end of period                                                        36,559 |             24,207
---------------------------------------------------------------------------------------|-------------------
                                                                                       |
RETAINED EARNINGS                                                                      |
Balance at beginning of period                                                  33,409 |             24,289
Net earnings for the period                                                      2,735 |              1,801
---------------------------------------------------------------------------------------|-------------------
Balance at end of period                                                        36,144 |             26,090
---------------------------------------------------------------------------------------|-------------------
                                                                                       |
=======================================================================================|===================
TOTAL STOCKHOLDERS' EQUITY AT END OF PERIOD                         6,048,075  $78,751 | 4,703,087  $55,000
=======================================================================================|===================
See accompanying notes to condensed consolidated financial statements.

                             INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                                         QUARTER ENDED
                                                                                           MARCH 31,
                                                                                      --------------------
($in thousands)                                                                         2004       2003
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                          $  2,735   $  1,801
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                              176        131
Provision for loan losses                                                                1,077        344
Deferred income tax benefit                                                               (487)      (248)
Amortization of deferred debenture offering costs                                          315        245
Compensation expense related to common stock warrants                                        7         73
Amortization of premiums, fees and discounts, net                                         (575)      (197)
Net (decrease) increase in accrued interest payable on debentures                       (1,607)       473
Net decrease in official checks outstanding                                             (4,222)    (2,256)
Net change in all other assets and liabilities                                           5,780      1,097
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                3,199      1,463
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Maturities and calls of securities held to maturity                                     24,315     27,665
Purchases of securities held to maturity                                               (14,220)   (19,815)
Net increase in loans receivable                                                       (92,889)   (43,112)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock, net                   (180)        (6)
Purchases of premises and equipment, net                                                   (89)       (62)
Investment in unconsolidated subsidiaries                                                 (464)         -
----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (83,527)   (35,330)
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in deposits                                                                61,637     32,140
Net increase in mortgage escrow funds payable                                            4,157      3,065
Principal repayments of debentures and mortgage note payable                            (9,003)    (1,403)
Gross proceeds from issuance of debentures                                              25,464      7,500
Debenture issuance costs                                                                (1,105)      (554)
Proceeds from issuance of common stock                                                     426          -
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               81,576     40,748
----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                1,248      6,881
Cash and cash equivalents at beginning of period                                        64,128     30,849
==========================================================================================================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 65,376   $ 37,730
==========================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                                            $  9,434   $  6,036
  Income taxes                                                                           1,508        963
Noncash activities:
  Conversion of debentures and accrued interest into Class A common stock                  203          -
----------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION AND USE OF ESTIMATES

The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiaries in this report have not been audited except for information derived from the 2003 audited consolidated financial statements and notes thereto. The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The financial statements include the accounts of Intervest Bancshares Corporation (a financial holding company referred to by itself as the "Holding Company") and its subsidiaries, Intervest National Bank (the "Bank"), Intervest Mortgage Corporation and Intervest Securities Corporation. The entities are referred to collectively as the "Company" on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Intervest Statutory Trust I, II and II are wholly owned subsidiaries of the Holding Company that are unconsolidated entities as required by FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" as revised in December 2003. FIN 46 requires bank holding companies that have used controlled business trusts to raise financing by issuing trust preferred securities (capital securities) to deconsolidate their investments in those trusts. The Company adopted FIN 46 in the first quarter of 2004 and the deconsolidation of Intervest Statutory Trust I and II, which were formed prior to FIN 46, increased both the Company's total assets and borrowed funds previously reported at December 31, 2003 by $968,000.

Management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the need for a valuation allowance for deferred tax assets. In the opinion of management, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period.

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

Intervest Mortgage Corporation is a mortgage investment company located at 10 Rockefeller Plaza in New York City. It is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage and junior mortgage loans. Intervest Mortgage Corporation issues debentures to provide funding for its business.

Intervest Securities Corporation is a broker/dealer and a NASD and SIPC member firm located at 10 Rockefeller Plaza in New York City. It participates as a selected dealer from time to time in offerings of debt securities of the Company, primarily those of Intervest Mortgage Corporation. On June 2, 2003, the Holding Company acquired all of

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - DESCRIPTION OF BUSINESS - CONTINUED the outstanding capital stock of Intervest Securities Corporation in exchange for 30,000 shares of its Class B common stock that was newly issued for this transaction. Intervest Securities Corporation's total assets consisted of approximately $218,000 of cash at the time of acquisition. Prior to the acquisition, Intervest Securities Corporation was an affiliated entity in that it was wholly owned by the spouse of the Chairman of the Holding Company. The acquisition was accounted for at historical cost. No restatements of the Company's prior period consolidated financial statements were made because the financial results of Intervest Securities Corporation were diminimus.

Intervest Statutory Trust I, Intervest Statutory Trust II and Intervest Statutory Trust III were formed in December 2001, September 2003 and March 2004, respectively. Each was formed for the sole purpose of issuing and administering capital securities as discussed in note 5 below. The Trusts do not conduct any trade or business.

The Company expects to be moving from its present New York locations to the entire fourth floor of One Rockefeller Plaza in New York City in May 2004.

NOTE 3 - LOANS RECEIVABLE

Loans receivable is summarized as follows:
                                          At March 31, 2004     At December 31, 2003
                                         ---------------------  ---------------------
($in thousands)                          # of Loans   Amount    # of Loans   Amount
-------------------------------------------------------------------------------------

Commercial real estate loans                    199  $407,064          184  $344,071
Residential multifamily loans                   225   342,527          210   310,650
Land development and other land loans             6    20,484            6    20,526
Residential 1-4 family loans                      3       130           26     1,628
Commercial business loans                        24     1,339           28     1,662
Consumer loans                                   13       201           16       319
------------------------------------------------------------------------------------
Loans receivable                                470   771,745          470   678,856
------------------------------------------------------------------------------------
Deferred loan fees                                     (8,637)                (7,731)
------------------------------------------------------------------------------------
Loans receivable, net of deferred fees                763,108                671,125
------------------------------------------------------------------------------------
Allowance for loan losses                              (7,657)                (6,580)
------------------------------------------------------------------------------------
Loans receivable, net                                $755,451               $664,545
------------------------------------------------------------------------------------

At March 31, 2004, one real estate loan with a princpal balance of $1,036,000 was on nonaccrual status, compared to two real estate loans (aggregate principal balance of $8,474,000) at December 31, 2003. The loans were considered impaired but no valuation allowance was maintained since the estimated fair value of the underlying properties exceeded the Company's recorded investment. Interest income that was not recorded on nonaccrual loans under their contractual terms was $28,000 for the first quarter of 2004 and none for the first quarter of 2003. At March 31, 2004 and December 31, 2003, there were no other impaired loans or loans ninety days past due and still accruing interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity  in  the  allowance  for  loan  losses  is  summarized  as  follows:

                                                         Quarter Ended March 31,
                                                         -----------------------
($in thousands)                                            2004           2003
--------------------------------------------------------------------------------
Balance at beginning of period                          $  6,580        $  4,611
Provision charged to operations                            1,077             344
--------------------------------------------------------------------------------
Balance at end of period                                $  7,657        $  4,955
--------------------------------------------------------------------------------

NOTE 5 - DEPOSITS

Scheduled  maturities  of  certificates  of  deposit  accounts  are  as follows:

                             At March 31, 2004       At December 31, 2003
                             -----------------       --------------------
                                       Wtd-Avg                 Wtd-Avg
($in thousands)             Amount   Stated Rate    Amount   Stated Rate
-------------------------------------------------------------------------

Within one year            $208,062         2.72%  $182,693         2.75%
Over one to two years        97,576         3.49     90,936         3.64
Over two to three years      32,465         4.54     30,094         4.43
Over three to four years     94,168         4.67     89,085         4.83
Over four years              79,714         4.19     74,351         4.20
-------------------------------------------------------------------------
                           $511,985         3.57%  $467,159         3.66%
-------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

NOTE 6 - SUBORDINATED DEBENTURES AND MORTGAGE NOTE PAYABLE

Subordinated  debentures  and  mortgage  note  payable  are  summarized  as  follows:

                                                                           At March 31,   At December 31,
                                                                           -------------  ----------------
($in thousands)                                                                2004             2003
----------------------------------------------------------------------------------------------------------
INTERVEST MORTGAGE CORPORATION:
Series 05/12/95 - interest at 2% above prime (1) - due April 1, 2004       $           -  $          9,000
Series 10/19/95 - interest at 2% above prime (1) - due October 1, 2004             9,000             9,000
Series 05/10/96 - interest at 2% above prime (1) - due April 1, 2005              10,000            10,000
Series 10/15/96 - interest at 2% above prime (1) - due October 1, 2005             5,500             5,500
Series 04/30/97 - interest at 1% above prime (1) - due October 1, 2005             8,000             8,000
Series 11/10/98 - interest at 9% fixed           - due January 1, 2005             2,600             2,600
Series 06/28/99 - interest at 8 1/2% fixed       - due July 1, 2004                2,000             2,000
Series 06/28/99 - interest at 9% fixed           - due July 1, 2006                2,000             2,000
Series 09/18/00 - interest at 8 1/2% fixed       - due January 1, 2006             1,250             1,250
Series 09/18/00 - interest at 9% fixed           - due January 1, 2008             1,250             1,250
Series 08/01/01 - interest at 7 1/2% fixed       - due April 1, 2005               1,750             1,750
Series 08/01/01 - interest at 8% fixed           - due April 1, 2007               2,750             2,750
Series 08/01/01 - interest at 8 1/2% fixed       - due April 1, 2009               2,750             2,750
Series 01/17/02 - interest at 7 1/4% fixed       - due October 1, 2005             1,250             1,250
Series 01/17/02 - interest at 7 1/2% fixed       - due October 1, 2007             2,250             2,250
Series 01/17/02 - interest at 7 3/4% fixed       - due October 1, 2009             2,250             2,250
Series 08/05/02 - interest at 7 1/4% fixed       - due January 1, 2006             1,750             1,750
Series 08/05/02 - interest at 7 1/2% fixed       - due January 1, 2008             3,000             3,000
Series 08/05/02 - interest at 7 3/4% fixed       - due January 1, 2010             3,000             3,000
Series 01/21/03 - interest at 6 3/4% fixed       - due July 1, 2006                1,500             1,500
Series 01/21/03 - interest at 7% fixed           - due July 1, 2008                3,000             3,000
Series 01/21/03 - interest at 7 1/4% fixed       - due July 1, 2010                3,000             3,000
Series 07/25/03 - interest at 6 1/2% fixed       - due October 1, 2006             2,500             2,500
Series 07/25/03 - interest at 6 3/4% fixed       - due October 1, 2008             3,000             3,000
Series 07/25/03 - interest at 7% fixed           - due October 1, 2010             3,000             3,000
Series 11/28/03 - interest at 6 1/4% fixed       - due April 1, 2007               2,000                 -
Series 11/28/03 - interest at 6 1/2% fixed       - due April 1, 2009               3,500                 -
Series 11/28/03 - interest at 6 3/4% fixed       - due April 1, 2011               4,500                 -
                                                                           -------------------------------
                                                                                  88,350            87,350
INTERVEST BANCSHARES CORPORATION:
Series 05/14/98 - interest at 8% fixed           - due July 1, 2008                4,710             4,840
Series 12/15/00 - interest at 8 1/2% fixed       - due April 1, 2006               1,250             1,250
Series 12/15/00 - interest at 9% fixed           - due April 1, 2008               1,250             1,250
                                                                           -------------------------------
                                                                                   7,210             7,340
INTERVEST NATIONAL BANK:
Mortgage note payable - interest at 7% fixed     - due February 1, 2017              252               255
----------------------------------------------------------------------------------------------------------
                                                                           $      95,812  $         94,945
----------------------------------------------------------------------------------------------------------

(1) Prime represents prime rate of JPMorganChase Bank, which was 4.00% on March 31, 2004 and December 31,
    2003. The debentures have a maximum interest rate of 12%.

In January 2004, Intervest Mortgage Corporation issued $10,000,000 of its Series 11/28/03 debentures for net proceeds, after offering costs, of $9,252,000.

On March 1, 2004, Intervest Mortgage Corporation's Series 5/12/95 debentures due April 1, 2004 were redeemed for $9,000,000 of principal and $2,749,00 of accrued interest.

Intervest Mortgage Corporation intends to redeem on May 1, 2004 its Series 6/28/99 debentures due July 1, 2004 for $2,000,000 of principal and $980,000 of accrued interest through the redemption date. Intervest Mortgage Corporation has filed an offering to issue additional debentures of up to $11,500,000 in the second quarter of 2004.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 6 - SUBORDINATED DEBENTURES AND MORTGAGE NOTE PAYABLE, CONTINUED

Interest is paid quarterly on Intervest Mortgage Corporation's debentures except for the following debentures: $1,950,000 of Series 10/19/95; $1,980,000 of Series 5/10/96; all of 11/10/98, 6/28/99, 9/18/00; $770,000 of Series 8/01/01;
$270,000  of  Series  1/17/02;  $1,520,000  of Series 8/05/02; and $1,750,000 of
Series 11/28/03, which accrue and compound interest quarterly, with such interest due and payable at maturity. Any holder of Series 10/19/95 and 5/10/96 debentures whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

The holders of Intervest Mortgage Corporation's Series 11/10/98 through 9/18/00 and 1/17/02 through 11/28/03 debentures can require Intervest Mortgage Corporation to repurchase the debentures for face amount plus accrued interest each year (beginning October 1, 2005 for Series 01/17/02, January 1, 2006 for Series 08/05/02, July 1, 2006 for Series 1/21/03, October 1, 2006 for Series 7/25/03 and January 1, 2007 for Series 11/28/03) provided, however, in no calendar year will Intervest Mortgage Corporation be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

Intervest Mortgage Corporation's debentures may be redeemed at its option at any time, in whole or in part, for face value, except for Series 7/25/03 and 11/28/03. Redemptions would be at a premium of 1% if they occurred prior to July 1, 2004 for Series 7/25/03 and January 1, 2005 for Series 11/28/03. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

The Holding Company's Series 5/14/98 subordinated debentures are convertible at the option of the holders at any time prior to April 1, 2008, unless previously redeemed by the Holding Company, into shares of its Class A common stock at the following conversion prices per share: $12.00 in 2004; $14.00 in 2005; $16.00 in 2006; $18.00 in 2007 and $20.00 from January 1, 2008 through April 1, 2008. The
Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. In the first quarter of 2004, $203,000 of debentures ($130,000 of principal and $73,000 of accrued interest) were converted into shares of Class A common stock.

At March 31, 2004, interest accrues and compounds quarterly on $4,040,000 of the convertible debentures at the rate of 8% per annum, while $670,000 of the debentures pay interest quarterly at the rate of 8% per annum. All accrued interest is due and payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year elect to be paid all accrued interest and to thereafter receive payments of interest quarterly. All of the Holding Company's debentures may be redeemed, in whole or in part, at any time at the option of the Holding Company for face value.

The mortgage note payable cannot be prepaid except during the last year of its term.

Scheduled  contractual  maturities  as  of  March  31,  2004  are  as  follows:

($in thousands)                               Principal   Accrued Interest
---------------------------------------------------------------------------
For the nine months ended December 31, 2004   $   11,010  $           4,213
For the year ended December 31, 2005              29,116              3,469
For the year ended December 31, 2006              10,269              1,491
For the year ended December 31, 2007               7,022                 80
For the year ended December 31, 2008              16,235              2,860
Thereafter                                        22,160                200
---------------------------------------------------------------------------
                                              $   95,812  $          12,313
---------------------------------------------------------------------------

NOTE 7 - SUBORDINATED DEBENTURES - CAPITAL SECURITIES

Capital Securities (commonly referred to as Trust Preferred Securities) are summarized as follows:

                                                              At March 31, 2004    At December 31, 2003
                                                            ---------------------  ---------------------
                                                                         Accrued                Accrued
($in thousands)                                             Principal   Interest   Principal   Interest
--------------------------------------------------------------------------------------------------------

Capital Securities I -  debentures due December 18, 2031    $   15,464  $     441  $   15,464  $      58
Capital Securities II - debentures due September 17, 2033       15,464         41      15,464         39
Capital Securities III - debentures due March 17, 2034          15,464         35           -          -
--------------------------------------------------------------------------------------------------------
                                                            $   46,392  $     517  $   30,928  $      97
--------------------------------------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 7 - SUBORDINATED DEBENTURES - CAPITAL SECURITIES, CONTINUED

The Capital Securities are obligations of the Holding Company's wholly owned statutory business trusts, Intervest Statutory Trust I, II and III. Each Trust was formed with a capital contribution of $464,000 from the Holding Company and for the sole purpose of issuing and administering Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire the Holding Company's Junior Subordinated Debentures that are due concurrently with the Capital Securities.
The  Capital  Securities  currently qualify as regulatory capital (see note 10).

The sole assets of the Trusts, the obligors on the Capital Securities, are the Junior Subordinated Debentures. In addition, for each Trust, the Holding Company has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs of $469,000, $444,000 and $440,000 associated with Capital Securities I, II and III, respectively, have been capitalized by the Holding Company and are being amortized over the life of the securities using the straight-line method.

Cash distributions are payable in arrears as follows: Capital Securities I - semi-annually at the fixed rate of 9.875% per annum on December 18 and June 18 of each year; Capital Securities II - quarterly on March 17, June 17, September 17 and December 17 of each year based on a fixed rate of 6.75% per annum for the first five years and thereafter at the rate of 2.95% over 3 month libor until maturity; Capital Securities III - quarterly on March 17, June 17, September 17 and December 17 of each year based on a fixed rate of 5.88% per annum for the first five years and thereafter at the rate of 2.79% over 3 month libor until maturity.

All  of  the  Capital Securities are subject to mandatory redemption as follows:
(i) in whole, but not in part, upon repayment of the Junior Subordinated Debentures at stated maturity or earlier, at the option of the Holding Company, within 90 days following the occurrence and continuation of certain changes in the tax or capital treatment of the Capital Securities, or a change in law such that the Trust would be considered an investment company, contemporaneously with the redemption by the Holding Company of the Junior Subordinated Debentures; and
(ii) in whole or in part at any time on or after December 18, 2006 for Capital Securities I, September 17, 2008 for Capital Securities II and March 17, 2009 for Capital Securities III, contemporaneously with the optional redemption by the Holding Company of the Junior Subordinated Debentures in whole or in part. Any redemption would need prior regulatory approvals.

NOTE 8 - COMMON STOCK WARRANTS

At March 31, 2004, the Holding Company has 696,465 common stock warrants outstanding that entitle its holder, the Chairman of the Holding Company, to purchase one share of common stock for each warrant. All warrants are currently exercisable, except for certain Class B common stock warrants.


Data concerning common stock warrants is as follows:

                                                       Exercise Price Per Warrant
                                                       ------------------------------     Total          Wtd-Avg
Class A Common Stock Warrants:                         $          6.67  $      10.01   Warrants   Exercise Price
-----------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2003                               501,465        42,510    543,975   $          6.93
Exercised during the first three months of 2004                      -       (42,510)   (42,510)  $         10.01
------------------------------------------------------------------------------------------------
Outstanding at March 31, 2004                                  501,465             -    501,465   $          6.67
------------------------------------------------------------------------------------------------
Remaining contractual life in years at March 31, 2004              2.8             -        2.8
------------------------------------------------------------------------------------------------

(1) The holders of the 42,510 warrants outstanding at December 31, 2003 presented these warrants to the Company for exercise prior to the expiration date of December 31, 2003. The resulting shares were issued in January 2004.

                                                           Exercise Price Per Warrant
                                                       ------------------------------     Total         Wtd-Avg
Class B Common Stock Warrants:                         $          6.67  $   10.00 (1)  Warrants  Exercise Price
----------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2003 and March 31, 2004            145,000        50,000    195,000  $          7.52
-----------------------------------------------------------------------------------------------
Remaining contractual life in years at March 31, 2004              3.8           3.8        3.8
----------------------------------------------------------------------------------------------------------------

(1) At December 31, 2003 and March 31, 2004, 42,600 of these warrants were immediately exercisable. An additional 7,100 warrants vested and became exercisable on April 27th of 2004.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 8 - COMMON STOCK WARRANTS, CONTINUED

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

Compensation expense recorded in connection with warrants is summarized as follows:

                                                                 Quarter Ended
                                                                    March 31,
                                                              --------------------
($ in thousands)                                                 2004       2003
----------------------------------------------------------------------------------
Compensation expense recorded in connection with vesting
     of Class B warrants during the period                    $        7  $      6
Compensation expense recorded in connection with
    Class A common stock warrants whose terms were modified            -        67
----------------------------------------------------------------------------------
                                                              $        7  $     73
----------------------------------------------------------------------------------

NOTE 9 - EARNINGS PER SHARE (EPS)

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

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                             Quarter Ended
                                                                                March 31,
                                                                         ----------------------
($ in thousands, except share and per share amounts)                        2004        2003
-----------------------------------------------------------------------------------------------

Basic earnings per share:
  Net earnings applicable to common stockholders                         $    2,735  $    1,801
  Average number of common shares outstanding                             6,042,847   4,703,087
-----------------------------------------------------------------------------------------------
Basic net earnings per share amount                                      $     0.45  $     0.38
-----------------------------------------------------------------------------------------------
Diluted earnings per share:
  Net earnings applicable to common stockholders                         $    2,735  $    1,801
  Adjustment to net earnings from assumed conversion of debentures (1)           82         114
                                                                         ----------------------
  Adjusted net earnings for diluted earnings per share computation       $    2,817  $    1,915
                                                                         ----------------------
Average number of common shares outstanding:
  Common shares outstanding                                               6,042,847   4,703,087
  Potential dilutive shares resulting from exercise of warrants (2)         253,362     230,516
  Potential dilutive shares resulting from conversion of debentures (3)     592,279   1,010,803
                                                                         ----------------------
Total average number of common shares outstanding used for dilution       6,888,488   5,944,406
-----------------------------------------------------------------------------------------------
Diluted net earnings per share amount                                    $     0.41  $     0.32
-----------------------------------------------------------------------------------------------

(1)  Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.
(2)  All outstanding warrants were considered for the EPS computations.
(3)  Convertible debentures (principal and accrued interest) outstanding at March 31, 2004 and 2003 totaling $7,069,000 and $10,118,000, respectively, were convertible into common stock at a price of $12.00 per share in 2004 and $10.01 per share in 2003 and resulted in additional common shares (based on average balances outstanding) .

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 10 - REGULATORY CAPITAL

The Bank and the Holding Company are required to maintain regulatory defined minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios.
Management believes that the Bank and the Holding Company meet their capital adequacy requirements.

Management believes that there are no current conditions or events outstanding which would change the Bank's designation as a well-capitalized institution.

At March 31, 2004, the actual capital of the Bank on a percentage basis was as follows:

                                                              Actual     Minimum    To  Be  Considered
                                                              Ratios   Requirement   Well Capitalized
                                                              -------  ------------  -----------------

     Total capital to risk-weighted assets                     13.41%         8.00%             10.00%
     Tier 1 capital to risk-weighted assets                    12.37%         4.00%              6.00%
     Tier 1 capital to total average assets - leverage ratio   10.87%         4.00%              5.00%

At March 31, 2004, the actual capital of the Holding Company on a percentage basis was as follows:

                                                              Actual     Minimum    To  Be  Considered
                                                              Ratios   Requirement   Well Capitalized
                                                              -------  ------------  ----------------

     Total capital to risk-weighted assets                     15.47%         8.00%               NA
     Tier 1 capital to risk-weighted assets                    12.28%         4.00%               NA
     Tier 1 capital to total average assets - leverage ratio   10.75%         4.00%               NA

On January 1, 2004, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") as revised in December 2003. FIN 46 requires bank holding companies that have used controlled business trusts to raise financing by issuing trust preferred securities (capital securities) to deconsolidate their investments in those trusts. At March 31, 2004, the Company has $45,000,000 of qualifying capital securities outstanding that are included in regulatory capital computations.

The Federal Reserve continues to require bank holding companies to include eligible trust preferred securities in Tier I capital for regulatory capital purposes until further notice. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes brought about by FIN 46 and, if necessary, it will provide further regulatory guidance. However, there can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of March 31, 2004, assuming the Company was not allowed to treat any of the trust preferred securities as Tier 1 Capital, it would still exceed the regulatory threshold for capital adequacy as follows: total capital to risk-weighted assets ratio - 15.47%; Tier 1 capital to risk-weighted assets ratio - 9.11%; and Tier 1 capital to total average assets (leverage ratio) - 7.97%.

Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At March 31, 2004, Intervest Securities Corporation's net capital was $469,000.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     Hacker, Johnson & Smith, P.A., P.C. the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants. As part of Hacker, Johnson & Smith, P.A., P.C.'s review, Eisner, LLP was relied upon for their limited review of Intervest Mortgage Corporation, a wholly owned subsidiary of the Company.

     Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholder
Intervest Bancshares Corporation
New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of March 31, 2004 and the related condensed consolidated statements of earnings, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We were furnished with the report of other accountants on their reviews of the interim financial information of Intervest Mortgage Corporation, whose total assets as of March 31, 2004 constituted 10.1% of the related consolidated total, and whose net interest income, noninterest income and net earnings for the three-month period then ended, constituted 5.0%, 20.5%, and 18.8%, respectively, and whose net interest income, noninterest income and net earnings for the three-month period ended March 31, 2003, constituted 9.0%, 18.5% and 15.8%, respectively, of the related consolidated totals.

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

Based on our reviews and the reports of other accountants, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2004, with respect to note 3 dated March 16, 2004, we, based on our audits and the report of other auditors, expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Hacker, Johnson & Smith, P.A., P.C.
---------------------------------------------
HACKER, JOHNSON & SMITH, P.A.,P.C.
Tampa, Florida
May 10, 2004

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

We have reviewed the condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of March 31, 2004, and the related condensed consolidated statements of operations, changes in stockholder's equity and cash flows for the three-month periods ended March 31, 2004 and 2003 (all of which are not presented separately herein). These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended (not presented separately herein), and in our report dated February 3, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 2003 (not presented separately herein) is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ Eisner, LLP
-----------------
EISNER,LLP
New York, New York
April 19, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL
                                     -------

At March 31, 2004, Intervest Bancshares Corporation has three wholly owned consolidated subsidiaries - Intervest National Bank, Intervest Mortgage Corporation and Intervest Securities Corporation (hereafter referred to collectively as the "Company" on a consolidated basis). Intervest Bancshares Corporation and Intervest National Bank may be referred to individually as the "Holding Company" and the "Bank," respectively. Intervest Bancshares Corporation also has three wholly owned unconsolidated subsidiaries, Intervest Statutory Trust I, Intervest Statutory Trust II and Intervest Statutory Trust III. For a discussion of the Company's business, see note 2 to the condensed consolidated financial statements in this report.

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

The Company's profitability is also affected by the level of its noninterest income and expenses, provision for loan losses and provision for income tax expense. Noninterest income consists mostly of loan and other banking fees as well as income from loan prepayments. The amount and timing of, as well as income from, loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Many of the Company's mortgage loans include prepayment provisions, and others prohibit prepayment of indebtedness entirely. Noninterest expense consists of compensation and benefits expense, occupancy and equipment expenses, data processing expenses, advertising expense, professional fees, insurance expense and other operating expenses.

The Company's profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. The Company's loan portfolio has historically been concentrated in commercial real estate and multifamily mortgage loans. The properties underlying the Company's mortgages are also concentrated in New York State and the State of Florida. Many of the New York properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents. Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas the properties are located, as well as the Company's underwriting standards. Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of income-producing properties. Additionally, terrorist acts, such as those that occurred on September 11, 2001, and armed conflicts, such as the recent Gulf War, may have an adverse impact on economic conditions.

    COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND DECEMBER 31, 2003
    -------------------------------------------------------------------------

OVERVIEW
--------

Total assets at March 31, 2004 increased to $993,010,000, from $911,523,000 at December 31, 2003. Total liabilities at March 31, 2004 increased to $914,259,000, from $836,138,000 at December 31, 2003, and stockholders' equity increased to $78,751,000 at March 31, 2004, from $75,385,000 at year-end 2003.
Book value per common share increased to $13.02 per share at March 31, 2004, from $12.59 at December 31, 2003.

On January 1, 2004, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") as revised in December 2003. FIN 46 requires bank holding companies that have used controlled business trusts to raise financing by issuing trust preferred securities to deconsolidate their investments in those trusts. The adoption of FIN 46 resulted in the deconsolidation of the Company's common stock investment in Intervest Statutory I and Intervest Statutory II, which increased both the Company's total assets and borrowed funds previously reported at December 31, 2003 by $968,000.

Selected  balance  sheet  information  as  of  March  31,  2004  follows:

                                                          Intervest    Intervest    Intervest      Inter-
                                               Holding    National     Mortgage    Securities     Company
($ in thousands)                               Company      Bank         Corp.        Corp.     Amounts (1)    Combined
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                     $  4,961   $   60,640   $   23,449   $       475  $   (24,149)  $  65,376
Security investments                                 -      145,371            -             -            -     145,371
Loans receivable, net of deferred fees          15,939      654,823       92,346             -            -     763,108
Allowance for loan losses                          (85)      (7,340)        (232)            -            -      (7,657)
Investment in consolidated subsidiaries        110,969            -            -             -     (110,969)          -
All other assets                                 3,582       18,320        5,097             -         (187)     26,812
------------------------------------------------------------------------------------------------------------------------
Total assets                                  $135,366   $  871,814   $  120,660   $       475  $  (135,305)  $ 993,010
------------------------------------------------------------------------------------------------------------------------
Deposits                                      $      -   $  761,555   $        -   $         -  $   (24,405)  $ 737,150
Borrowed funds and related interest payable     56,533          252       98,249             -            -     155,034
All other liabilities                               82       19,193        2,725             6           69      22,075
------------------------------------------------------------------------------------------------------------------------
Total liabilities                               56,615      781,000      100,974             6      (24,336)    914,259
------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                            78,751       90,814       19,686           469     (110,969)     78,751
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity    $135,366   $  871,814   $  120,660   $       475  $  (135,305)  $ 993,010
------------------------------------------------------------------------------------------------------------------------

(1)  All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany  deposit  accounts  and  investments.

A comparison of selected balance sheet information as of March 31, 2004 and December 31, 2003 follows:

                                                                    At March 31, 2004       At December 31, 2003
                                                                 ------------------------  -----------------------
                                                                 Carrying       % of       Carrying       % of
($ in thousands)                                                   Value    Total Assets     Value    Total Assets
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                        $  65,376           6.6%  $  64,128           7.0%
Security investments                                               145,371          14.6     155,898          17.1
Loans receivable, net of deferred fees and loan loss allowance     755,451          76.1     664,545          72.9
All other assets                                                    26,812           2.7      26,952           3.0
-------------------------------------------------------------------------------------------------------------------
Total assets                                                     $ 993,010         100.0%  $ 911,523         100.0%
-------------------------------------------------------------------------------------------------------------------
Deposits                                                         $ 737,150          74.2%  $ 675,513          74.1%
Borrowed funds and related interest payable                        155,034          15.6     140,383          15.4
All other liabilities                                               22,075           2.3      20,242           2.2
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                  914,259          92.1     836,138          91.7
-------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                78,751           7.9      75,385           8.3
-------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $ 993,010         100.0%  $ 911,523         100.0%
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------

Cash and cash equivalents amounted to $65,376,000 at March 31, 2004, relatively unchanged from $64,128,000 at December 31, 2003.

SECURITY INVESTMENTS
--------------------

Securities held to maturity decreased to $142,116,000 at March 31, 2004, from $152,823,000 at December 31, 2003. The decrease was due to maturities and early calls exceeding new purchases during the period. The composition of the portfolio was relatively unchanged from December 31, 2003.

The Bank's total investment in the Federal Reserve Bank and the Federal Home Loan Bank of New York stock increased to $3,255,000 at March 31, 2004, from
$3,075,000  at  December  31,  2003,  due  to  an  additional purchase of stock.

LOANS RECEIVABLE, NET OF DEFERRED FEES AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan losses, increased to $755,451,000 at March 31, 2004, from $664,545,000 at December 31,
2003. The growth reflected new originations of commercial real estate and multifamily mortgage loans, partially offset by principal repayments. New loan originations amounted to $162,690,000 in the first quarter of 2004, compared to $71,389,000 in the first quarter of 2003.

In March 2004, two real estate loans with an aggregate principal balance of $8,474,000 that were on nonaccrual status and considered impaired at December 31, 2003 were brought current and returned to an accrual status. During the quarter, a real estate loan with a principal balance of $1,036,000 was placed on nonaccrual status and is considered impaired. For additional information on loans, see note 3 to the condensed consolidated financial statements in this report.

At March 31, 2004, the allowance for loan losses amounted to $7,657,000, compared to $6,580,000 at December 31, 2003. The allowance represented 1.00% of total loans (net of deferred fees) outstanding at March 31, 2004 and 0.98% at December 31, 2003. The increase in the allowance was due to provisions aggregating $1,077,000 during the period resulting from loan growth. For a further discussion of the criteria the Company uses to determine the adequacy of the allowance, see pages 21 and 22 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ALL OTHER ASSETS
----------------

All other assets in the table on page 17 amounted to $26,812,000 at March 31, 2004, relatively unchanged from $26,952,000 at December 31, 2003.

DEPOSITS
--------

Deposits increased to $737,150,000 at March 31, 2004, from $675,513,000 at December 31, 2003, primarily reflecting increases in money market and certificate of deposit accounts of $15,608,000 and $44,826,000, respectively. At March 31, 2004, certificate of deposit accounts totaled $511,985,000 and checking, savings and money market accounts aggregated $225,165,000. The same categories of deposit accounts totaled $467,159,000 and $208,354,000, respectively, at December 31, 2003. Certificate of deposit accounts represented 69% of total deposits at March 31, 2004 and December 31, 2003.

BORROWED FUNDS AND RELATED INTEREST PAYABLE
-------------------------------------------

At March 31, 2004, borrowed funds and related interest payable increased to $155,034,000, from $140,383,000 at year-end 2003. The increase was primarily due to the issuance of Series 11/28/03 debentures by Intervest Mortgage Corporation totaling $10,000,000 and the issuance of $15,464,000 of debentures by the Holding company to its wholly owned unconsolidated subsidiary, Intervest
Statutory Trust III. These increases were partially offset by the repayment ($9,000,000 of principal and $2,749,000 of accrued interest) on March 1, 2004 of Intervest Mortgage Corporation's Series 5/12/95 debentures due April 1, 2004. For further information on borrowed funds and related interest payable, see notes 6 and 7 to the condensed consolidated financial statements included in this report.

ALL OTHER LIABILITIES
---------------------

All other liabilities in the table on page 17 increased to $22,075,000 at March 31, 2004, from $20,242,000 at December 31, 2003, primarily due to increases in mortgage escrow funds payable ($4,157,000) and income taxes payable ($1,083,000), partially offset by a decease in official checks outstanding ($4,222,000).

STOCKHOLDERS' EQUITY
--------------------

Stockholders' equity increased to $78,751,000 at March 31, 2004, from $75,385,000 at year-end 2003 as follows:

     ($ in thousands)                                                    Amount    Shares
     --------------------------------------------------------------------------------------
     Stockholders' equity at December 31, 2003                           $75,385  5,988,377
     Net earnings for the period                                           2,735          -
     Class A common stock warrants exercised                                 426     42,510
     Convertible debentures converted at election of debenture holders       198     17,188
     Compensation expense on warrants held by employee and directors           7          -
     --------------------------------------------------------------------------------------
     Stockholders' equity at March 31, 2004                              $78,751  6,048,075
     --------------------------------------------------------------------------------------

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

The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. For a further discussion of the assumptions used in preparing the gap analysis, see pages 27 and 28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company's one-year positive interest rate sensitivity gap remained relatively unchanged at $116,233,000, or 11.7% of total assets, at March 31, 2004, compared to $118,124,000, or 13.0% at December 31, 2003. For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, then the gap would change. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 28.3% at March 31, 2004, compared to a positive 29.6% at year-end 2003.

The table below summarizes interest-earning assets and interest-bearing liabilities as of March 31, 2004, that are scheduled to mature or reprice within the periods shown.

                                                0-3       4-12      Over 1-4    Over 4
                                             ---------  ---------  ----------  ---------
($ in thousands)                              Months     Months      Years       Years      Total
---------------------------------------------------------------------------------------------------

Loans (1)                                    $233,167   $220,346   $ 211,655   $106,577   $771,745
Securities held to maturity (2)                17,387     61,661      63,068          -    142,116
Short-term investments                         54,301          -           -          -     54,301
FRB and FHLB stock                              1,691          -           -      1,564      3,255
---------------------------------------------------------------------------------------------------
Total rate-sensitive assets                  $306,546   $282,007   $ 274,723   $108,141   $971,417
---------------------------------------------------------------------------------------------------
Deposit accounts (3):
  Interest checking deposits                 $  9,947   $      -   $       -   $      -   $  9,947
  Savings deposits                             31,234          -           -          -     31,234
  Money market deposits                       177,822          -           -          -    177,822
  Certificates of deposit                      33,428    174,634     224,209     79,714    511,985
                                             ------------------------------------------------------
  Total deposits                              252,431    174,634     224,209     79,714    730,988
Debentures and mortgage note payable (1)       34,500      2,600      24,500     34,212     95,812
Debentures payable - capital securities (1)         -          -           -     46,392     46,392
Accrued interest on all debentures (1)          6,584      1,571       2,129      2,546     12,830
---------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities             $293,515   $178,805   $ 250,838   $162,864   $886,022
---------------------------------------------------------------------------------------------------
GAP (repricing differences)                  $ 13,031   $103,202   $  23,885   $(54,723)  $ 85,395
---------------------------------------------------------------------------------------------------
Cumulative GAP                               $ 13,031   $116,233   $ 140,118   $ 85,395   $ 85,395
---------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                    1.3%      11.7%       14.1%       8.6%       8.6%
---------------------------------------------------------------------------------------------------

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

                                    LIQUIDITY
                                    ---------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Bank's branch offices and through the mail; amortization, satisfactions and repayments of loans; the maturities and calls of securities; issuance of debentures; borrowings in the federal funds market and cash provided by operating activities. For additional information concerning the Company's cash flows, see the consolidated statements of cash flows included in this report. The Company believes that it can fund its contractual obligations from the aforementioned sources of funds. As a member of the FHLB and the FRB, the Bank can borrow from these institutions on a secured basis of up to $135,000,000 in aggregate at March 31 2004 based on available collateral. The Bank also has agreements with correspondent banks whereby it can borrow on an overnight, unsecured basis of up to $16,000,000.


                     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
                     ---------------------------------------

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments are in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the condensed consolidated balance sheets. The Company's maximum exposure to credit risk is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees.

Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The contractual amounts of the Company's off-balance sheet financial instruments is as follows:

                                     At           At
                                 ----------  -------------
                                 March 31,   December 31,
                                 ----------  -------------
     ($ in thousands)               2004         2003
     -----------------------------------------------------
     Unfunded loan commitments   $  235,163  $     123,791
     Available lines of credit          892            825
     Standby letters of credit          100            100
     -----------------------------------------------------
                                 $  236,155  $     124,716
     -----------------------------------------------------

Management is not aware of any trends, known demand, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

   COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2004 AND
   -----------------------------------------------------------------------------
                                      2003
                                      ----
OVERVIEW
--------

Consolidated net earnings for the first quarter of 2004 increased 52% to $2,735,000, from $1,801,000 for the same quarter of 2003. Diluted earnings per share increased to $0.41 in the first quarter of 2004, from $0.32 in the 2003 first quarter. The diluted per share computation for 2004 included a higher number of common shares outstanding resulting from the exercise of common stock warrants and conversion of debentures that occurred in the later part of 2003.

The $934,000 improvement in quarterly earnings was attributable to increases in both net interest and dividend income and noninterest income. Net interest and dividend income was higher by $1,541,000 while noninterest income increased by $1,127,000. The increase in income was partially offset primarily by a $733,000 increase in the provision for loan losses and a $867,000 increase in the provision for income taxes.

Selected information regarding results of operations for the first quarter of 2004 follows:

                                                                Intervest   Intervest    Intervest      Inter-
                                                                National     Mortgage   Securities     Company
($in thousands)                              Holding Company      Bank        Corp.        Corp.     Amounts (1)   Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                $            295   $   12,019   $    2,336  $         1  $       (58)  $      14,593
Interest expense                                         879        5,374        2,020            -          (58)          8,215
                                            ------------------------------------------------------------------------------------
Net interest and dividend income                        (584)       6,645          316            1            -           6,378
Provision for loan losses                                  7        1,030           40            -            -           1,077
Noninterest income                                        75        1,102        1,140           56         (917)          1,456
Noninterest expenses                                      88        2,248          461           38         (917)          1,918
                                            ------------------------------------------------------------------------------------
Earnings before income taxes                            (604)       4,469          955           19            -           4,839
Provision for income taxes                              (279)       1,932          442            9            -           2,104
--------------------------------------------------------------------------------------------------------------------------------
Net earnings                                $           (325)  $    2,537   $      513  $        10  $         -   $       2,735
--------------------------------------------------------------------------------------------------------------------------------
Intercompany dividends (2)                               630         (630)           -            -            -               -
--------------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $            305   $    1,907   $      513  $        10  $         -   $       2,735
--------------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends
        for the same period of 2003         $             78   $    1,438   $      285  $         -  $         -   $       1,801
--------------------------------------------------------------------------------------------------------------------------------

(1)  All  significant  intercompany  balances  and  transactions  are  eliminated  in  consolidation. Such amounts arise from intercompany  deposit  accounts  and  management  and  service  agreements.
(2)  Dividends  to the Holding Company from the Bank provide funds for the debt service on $45,000,000 of Capital Securities.
     The debt service is included in the Holding Company's interest expense. The proceeds from the Capital Securities are invested in  the  capital  of  the  Bank.

NET  INTEREST  AND  DIVIDEND  INCOME
------------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest and dividend income increased to $6,378,000 in the first quarter of 2004, from $4,837,000 in the same period of 2003. The increase was attributable to a $244,466,000 increase in average interest-earning assets. The increase in average interest-earning assets was due to continued growth in loans of $216,596,000 and a higher level of security and short-term investments aggregating $27,870,000. The growth in average assets was funded primarily by $183,355,000 of new deposits, $32,983,000 of additional borrowed funds and a $22,673,000 increase in stockholders' equity (resulting from earnings and issuance of shares upon the exercise of common stock warrants and conversion of convertible debentures).

The Company's net interest margin decreased to 2.75% in the first quarter of 2004, from 2.85% in the same period of 2003. The decrease was due to the Company's yield on interest-earning assets decreasing at a faster pace than its cost of funds.

In a low interest rate environment, the yield on interest-earning assets decreased 56 basis points (bp) to 6.30% in the 2004 quarter, primarily due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on security and other short-term investments. The cost of funds decreased 46 bp to 3.91% in the 2004 quarter due to lower rates paid on deposit accounts and floating-rate debentures as well as the addition of new debentures with lower rates than existing ones. The floating-rate debentures are indexed to the JPMorgan Chase Bank prime rate, which decreased by a total of 25 bp from April 1, 2003 to March 31, 2004.

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

                                                   -------------------------------------------------------------
                                                                           Quarter Ended
                                                   -------------------------------------------------------------
                                                           March 31, 2004                   March 31, 2003
                                                   ------------------------------  -----------------------------
                                                    Average    Interest   Yield/    Average    Interest   Yield/
($ in thousands)                                    Balance   Inc./Exp.    Rate     Balance   Inc./Exp.    Rate
----------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans (1)                                        $725,785   $   13,792    7.64%  $509,189   $   10,670    8.50%
  Securities                                        165,475          705    1.71    158,120          887    2.28
  Other interest-earning assets                      40,555           96    0.95     20,040           68    1.38
----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       931,815   $   14,593    6.30%   687,349   $   11,625    6.86%
----------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                           16,436                          15,084
----------------------------------------------------------------------------------------------------------------
Total assets                                       $948,251                        $702,433
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest checking deposits                       $ 10,366   $       40    1.55%  $ 11,831   $       56    1.92%
  Savings deposits                                   30,993          137    1.78     31,174          162    2.11
  Money market deposits                             167,766          742    1.78    138,880          722    2.11
  Certificates of deposit                           488,813        4,393    3.61    333,768        3,513    4.27
----------------------------------------------------------------------------------------------------------------
Total deposit accounts                              697,938        5,312    3.06    515,653        4,453    3.50
----------------------------------------------------------------------------------------------------------------
  Debentures and related interest payable           113,159        2,233    7.94     98,641        1,957    8.05
  Debentures - capital securities                    33,477          666    8.00     15,000          374   10.10
  Mortgage note payable                                 253            4    7.04        265            4    6.87
----------------------------------------------------------------------------------------------------------------
Total borrowed funds                                146,889        2,903    7.95    113,906        2,335    8.31
----------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  844,827   $    8,215    3.91%   629,559   $    6,788    4.37%
----------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                          6,179                           5,109
Noninterest-bearing liabilities                      20,822                          14,015
Stockholders' equity                                 76,423                          53,750
----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $948,251                        $702,433
----------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                       $    6,378    2.39%             $    4,837    2.49%
----------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $ 86,988                 2.75%  $ 57,790                 2.85%
----------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities                1.10                            1.09
----------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (2)                         1.15%                           1.03%
  Return on average equity  (2)                       14.32%                          13.40%
  Noninterest expense to average assets (2)            0.81%                           1.02%
  Efficiency ratio (3)                                   24%                             35%
  Average stockholders' equity to average assets       8.06%                           7.65%
----------------------------------------------------------------------------------------------------------------

(1) Includes nonaccrual loans.
(2) Annualized.
(3) Defined as noninterest expenses as a percentage of net interest income before the provision for loan losses plus noninterest income.

PROVISION  FOR  LOAN  LOSSES
----------------------------

The provision for loan losses increased to $1,077,000 in the first quarter of 2004, from $344,000 in the same quarter of 2003. The provision is based on management's ongoing assessment of the adequacy of the allowance for loan losses that takes into consideration a number of factors as discussed on pages 21 and 22 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The higher provision for the 2004 quarter was a function of loan growth, which amounted to $92,889,000 in the 2004 quarter, versus $43,112,000 in the 2003 quarter.

NONINTEREST  INCOME
-------------------

Noninterest income increased $1,127,000 to $1,456,000 in the first quarter of 2004, from $329,000 in the first quarter of 2003. The increase was nearly all due to higher income from the prepayment of mortgage loans. The amount and timing of, as well as income from, loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Many of the Company's mortgage loans include prepayment provisions, and others prohibit prepayment of indebtedness entirely.

NONINTEREST  EXPENSES
---------------------

Noninterest expenses increased $134,000 to $1,918,000 in the first quarter 2004, from $1,784,000 in the first quarter of 2003. The increase was primarily due to an increase in salary and employee benefits expense of $94,000 and an increase in director expense of $63,000.

Salaries and employee benefits expense increased primarily due to the following:
$64,000 from normal salary increases, a higher cost of employee benefits and additional staff (62 employees at March 31, 2004 versus 60 at March 31, 2003); and bonus payments aggregating $55,000 to certain executives of the Company in connection with the sale of capital securities and leasing of new space in 2004.

Director expense increased due to higher fees paid to directors for each board and committee meeting attended beginning in June 2003.

PROVISION  FOR  INCOME  TAXES
-----------------------------

The provision for income taxes increased $867,000 to $2,104,000 in the first quarter of 2004, from $1,237,000 in the first quarter of 2003, due to higher pre-tax income and a higher effective income tax rate. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.5% in the 2004 period, compared to 40.7% in the 2003 period. The higher rate is due to a larger portion of consolidated taxable income being generated from New York operations, which is taxed at higher income tax rate than Florida.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities, and the issuance of its debentures. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2003, which reflect changes in market prices and rates, can be found in note 20 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within its established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield versus cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 2003.

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

PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     Not  Applicable

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)     Not  Applicable
(b)     Not  Applicable
(c)     Not  Applicable
(d)     Not  Applicable
(e)     Not  Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
(a)     Not  Applicable
(b)     Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a)     Not  Applicable
(b)     Not  Applicable
(c)     Not  Applicable
(d)     Not  Applicable

ITEM  5.  OTHER  INFORMATION

(a)     Not  Applicable
(c)     Not  Applicable

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  The  following  exhibits  are  filed  as  part  of  this  report.
          31 - Certification of the principal executive and financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

          32 - Certification of the principal executive and financial officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b) A current report on Form 8-K dated March 17, 2004 was filed by the registrant to report, under Item 9, the completion of the sale of Trust Preferred Securities.

     A current report on Form 8-K dated April 13, 2004 was filed by the registrant to furnish, under Item 12, its quarterly earnings release for the period ended March 31, 2004.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




INTERVEST  BANCSHARES  CORPORATION  AND  SUBSIDIARIES

Date:  May 12, 2004                 By:  /s/ Lowell S. Dansker
                                    -------------------------------
                                    Lowell S. Dansker, Vice Chairman, President
                                    and Treasurer
                                     (Principal Executive and Financial Officer)



Date:  May 12, 2004                 By:  /s/ Lawrence G. Bergman
                                    ------------------------------
                                    Lawrence G. Bergman, Vice President and
                                    Secretary