Form 10-Q
period 2004-06-30
INTERVEST BANCSHARES CORP
filed 2004-08-12
CIK 927807

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                                 -------------


                          Commission File No. 000-23377
                                              ---------

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   13-3699013
----------------------------------        --------------------------------------
 (State or other jurisdiction of           (I.R.S. employer identification no.)
           incorporation)

                         1 ROCKEFELLER PLAZA, SUITE 400
                          NEW YORK, NEW YORK 10020-2002
                    ----------------------------------------
                    (Address of principal executive offices)

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
YES  XX  NO   .
     --     --

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
YES      NO  XX.
     --      --

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                             Shares Outstanding:
--------------------                             -------------------
Class A Common Stock, $1.00 par value per share  5,663,075 Outstanding at July 30, 2004
-----------------------------------------------  --------------------------------------

Class B Common Stock, $1.00 par value per share    385,000 Outstanding at July 30, 2004
-----------------------------------------------  --------------------------------------

================================================================================

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                                  JUNE 30, 2004
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

     ITEM 1.     FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
            as of June 30, 2004 (Unaudited) and December 31, 2003 . . . . . . .2

          Condensed Consolidated Statements of Earnings
            (Unaudited) for the Quarters and Six-Months Ended
            June 30, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of Changes in
            Stockholders' Equity (Unaudited)for the Six-Months
            Ended June 30, 2004 and 2003 . . . . . . . . . . . . . . . . . . . 4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Six-Months Ended June 30, 2004 and 2003 . . . . . . . . . .5

          Notes to Condensed Consolidated Financial Statements
            (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

          Review by Independent Registered Public Accounting Firm . . . . . . 13

          Report of Independent Registered Public Accounting Firm . . . . . . 14

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND  RESULTS OF OPERATIONS . . . . . . . . . . . 16

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . .27

     ITEM 4.     CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . .28

PART II. OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .29

     ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
                   PURCHASES OF EQUITY SECURITIES . . . . . . . . . . . . . . 29

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . .29

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .29

     ITEM 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .29

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . 29

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30


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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                     INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                  JUNE 30,    DECEMBER 31,
($in thousands, except par value)                                                                   2004          2003
----------------------------------------------------------------------------------------------  ------------  -------------
ASSETS                                                                                           (Unaudited)
Cash and due from banks                                                                         $      3,656  $       8,833
Federal funds sold                                                                                    13,570         36,816
Commercial paper and other short-term investments                                                      2,653         18,479
                                                                                                ------------  -------------
   Total cash and cash equivalents                                                                    19,879         64,128
Securities held to maturity, net (estimated fair value of $194,871 and $152,995, respectively)       196,132        152,823
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                                         4,642          3,075
Loans receivable (net of allowance for loan losses of $8,941 and $6,580, respectively)               868,355        664,545
Accrued interest receivable                                                                            5,598          4,995
Loan fees receivable                                                                                   6,946          5,622
Premises and equipment, net                                                                            7,084          5,752
Deferred income tax asset                                                                              4,083          2,960
Deferred debenture offering costs, net                                                                 4,579          4,023
Other assets                                                                                           1,968          3,600
----------------------------------------------------------------------------------------------  ------------  -------------
TOTAL ASSETS                                                                                    $  1,119,266  $     911,523
----------------------------------------------------------------------------------------------  ------------  -------------
LIABILITIES
Deposits:
   Noninterest-bearing demand deposit accounts                                                  $      7,062  $       6,210
   Interest-bearing deposit accounts:
      Checking (NOW) accounts                                                                         10,909          9,146
      Savings accounts                                                                                31,915         30,784
      Money market accounts                                                                          205,924        162,214
      Certificate of deposit accounts                                                                597,042        467,159
                                                                                                ------------  -------------
Total deposit accounts                                                                               852,852        675,513
Borrowed Funds:
      Federal funds purchased                                                                          3,384              -
      Subordinated debentures                                                                         93,560         94,690
      Subordinated debentures - capital securities                                                    46,392         30,928
      Accrued interest payable on all debentures                                                      12,055         14,510
      Mortgage note payable                                                                              249            255
                                                                                                ------------  -------------
Total borrowed funds                                                                                 155,640        140,383
Accrued interest payable on deposits                                                                   1,237          1,080
Mortgage escrow funds payable                                                                         15,354         10,540
Official checks outstanding                                                                           10,226          6,122
Other liabilities                                                                                      2,698          2,500
----------------------------------------------------------------------------------------------  ------------  -------------
TOTAL LIABILITIES                                                                                  1,038,007        836,138
----------------------------------------------------------------------------------------------  ------------  -------------
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                   -              -
Class A common stock ($1.00 par value, 9,500,000 shares authorized,
   5,663,075 and 5,603,377 shares issued and outstanding, respectively)                                5,663          5,603
Class B common stock ($1.00 par value, 700,000 shares authorized,
   385,000 shares issued and outstanding)                                                                385            385
Additional paid-in-capital, common                                                                    36,562         35,988
Retained earnings                                                                                     38,649         33,409
----------------------------------------------------------------------------------------------  ------------  -------------
TOTAL STOCKHOLDERS' EQUITY                                                                            81,259         75,385
==============================================================================================  ============  =============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $  1,119,266  $     911,523
==============================================================================================  ============  =============

See accompanying notes to condensed consolidated financial statements.

                              INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                 (Unaudited)

                                                                     QUARTER ENDED        SIX-MONTHS ENDED
                                                                        JUNE 30,               JUNE 30,
                                                                   ------------------  ----------------------
($in thousands, except per share data)                               2004      2003       2004        2003
-----------------------------------------------------------------  --------  --------  ----------  ----------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                   $ 14,457  $11,613   $  28,249   $  22,283
Securities                                                              859      770       1,564       1,657
Other interest-earning assets                                            75       87         171         155
-----------------------------------------------------------------  --------  --------  ----------  ----------
TOTAL INTEREST AND DIVIDEND INCOME                                   15,391   12,470      29,984      24,095
-----------------------------------------------------------------  --------  --------  ----------  ----------

INTEREST EXPENSE
Deposits                                                              5,906    4,518      11,218       8,971
Subordinated debentures                                               2,098    2,067       4,331       4,024
Subordinated debentures - capital securities                            856      374       1,522         748
Federal funds purchased and mortgage note payable                         6        5          10           9
-----------------------------------------------------------------  --------  --------  ----------  ----------
TOTAL INTEREST EXPENSE                                                8,866    6,964      17,081      13,752
-----------------------------------------------------------------  --------  --------  ----------  ----------

NET INTEREST AND DIVIDEND INCOME                                      6,525    5,506      12,903      10,343
Provision for loan losses                                             1,284      430       2,361         774
-----------------------------------------------------------------  --------  --------  ----------  ----------
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES      5,241    5,076      10,542       9,569
-----------------------------------------------------------------  --------  --------  ----------  ----------

NONINTEREST INCOME
Customer service fees                                                    75       50         134          88
Income from mortgage lending activities                                 414      261         604         414
Income from the early repayment of mortgage loans                       734      896       1,890       1,037
Commissions and fees                                                      -        -          56           -
Gain (loss) from early call of investment securities                      2      (37)         (3)        (40)
All other                                                                 -        6           -           6
-----------------------------------------------------------------  --------  --------  ----------  ----------
TOTAL NONINTEREST INCOME                                              1,225    1,176       2,681       1,505
-----------------------------------------------------------------  --------  --------  ----------  ----------

NONINTEREST EXPENSES
Salaries and employee benefits                                          941      897       1,902       1,764
Occupancy and equipment, net                                            481      318         825         638
Data processing                                                         127      190         256         338
Professional fees and services                                           95       80         198         187
Stationery, printing and supplies                                        46       37          90          79
Postage and delivery                                                     29       25          54          50
FDIC and general insurance                                               63       54         127         111
Director and committee fees                                              84       42         172          67
Advertising and promotion                                                22        7          35          22
All other                                                               157      229         304         407
-----------------------------------------------------------------  --------  --------  ----------  ----------
TOTAL NONINTEREST EXPENSES                                            2,045    1,879       3,963       3,663
-----------------------------------------------------------------  --------  --------  ----------  ----------
Earnings before income taxes                                          4,421    4,373       9,260       7,411
Provision for income taxes                                            1,916    1,807       4,020       3,044
-----------------------------------------------------------------  --------  --------  ----------  ----------
NET EARNINGS                                                       $  2,505  $ 2,566   $   5,240   $   4,367
-----------------------------------------------------------------  --------  --------  ----------  ----------

BASIC EARNINGS PER SHARE                                           $   0.42  $  0.55   $    0.87   $    0.93
DILUTED EARNINGS PER SHARE                                         $   0.37  $  0.45   $    0.78   $    0.77
DIVIDENDS PER SHARE                                                $      -  $     -   $       -   $       -
-----------------------------------------------------------------  --------  --------  ----------  ----------

See accompanying notes to condensed consolidated financial statements.

                               INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (Unaudited)


                                                                                   SIX-MONTHS ENDED
                                                                                        JUNE 30,
                                                                         --------------------------------------
                                                                                2004                2003
                                                                         ------------------  ------------------
($in thousands)                                                           SHARES    AMOUNT    SHARES    AMOUNT
-----------------------------------------------------------------------  ---------  -------  ---------  -------

CLASS A COMMON STOCK
Balance at beginning of period                                           5,603,377  $ 5,603  4,348,087  $ 4,348
Issuance of shares upon the exercise of warrants                            42,510       43      5,200        5
Issuance of shares upon the conversion of debentures                        17,188       17      5,948        6
-----------------------------------------------------------------------  ---------  -------  ---------  -------
Balance at end of period                                                 5,663,075    5,663  4,359,235    4,359
-----------------------------------------------------------------------  ---------  -------  ---------  -------

CLASS B COMMON STOCK
Balance at beginning of period                                             385,000      385    355,000      355
Issuance of shares for acquisition of Intervest Securities Corporation           -        -     30,000       30
-----------------------------------------------------------------------  ---------  -------  ---------  -------
Balance at end of period                                                   385,000      385    385,000      385
-----------------------------------------------------------------------  ---------  -------  ---------  -------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                       35,988              24,134
Compensation related to vesting of certain Class B stock warrants                        10                  13
Compensation related to certain Class A stock warrants modified                           -                 194
Issuance of shares upon the exercise of warrants                                        383                  47
Issuance of shares upon the conversion of debentures                                    181                  36
Issuance of shares for acquisition of Intervest Securities Corporation                    -                 185
-----------------------------------------------------------------------  ---------  -------  ---------  -------
Balance at end of period                                                             36,562              24,609
-----------------------------------------------------------------------  ---------  -------  ---------  -------

RETAINED EARNINGS
Balance at beginning of period                                                       33,409              24,289
Net earnings for the period                                                           5,240               4,367
-----------------------------------------------------------------------  ---------  -------  ---------  -------
Balance at end of period                                                             38,649              28,656
-----------------------------------------------------------------------  ---------  -------  ---------  -------

-----------------------------------------------------------------------  ---------  -------  ---------  -------
TOTAL STOCKHOLDERS' EQUITY AT END OF PERIOD                              6,048,075  $81,259  4,744,235  $58,009
-----------------------------------------------------------------------  ---------  -------  ---------  -------

See accompanying notes to condensed consolidated financial statements.

                              INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                         SIX-MONTHS ENDED
                                                                                              JUNE 30,
                                                                                      ----------------------
($in thousands)                                                                          2004        2003
------------------------------------------------------------------------------------  -----------  ---------
OPERATING ACTIVITIES
Net earnings                                                                          $    5,240   $  4,367
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                                307        261
Provision for loan losses                                                                  2,361        774
Deferred income tax benefit                                                               (1,123)      (507)
Amortization of deferred debenture offering costs                                            617        508
Compensation expense related to common stock warrants                                         10        207
Net amortization of premiums and (accretion) of discounts and deferred loan fees          (1,243)      (590)
Net loss from sale of foreclosed real estate                                                   -         51
Net (decrease) increase in accrued interest payable on debentures                         (2,382)       902
Net increase in official checks outstanding                                                4,104      1,165
Net change in all other assets and liabilities                                             5,564      2,544
------------------------------------------------------------------------------------  -----------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 13,455      9,682
------------------------------------------------------------------------------------  -----------  ---------
INVESTING ACTIVITIES
Net decrease in interest-earning time deposits with banks                                      -      2,000
Maturities and calls of securities held to maturity                                       44,665     61,890
Purchases of securities held to maturity                                                 (89,128)   (39,185)
Net increase in loans receivable                                                        (208,814)   (86,416)
Sale of foreclosed real estate                                                                 -        150
Cash acquired through acquisition of Intervest Securities Corporation                          -        218
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock                        (1,567)    (1,697)
Purchases of premises and equipment, net                                                  (1,639)       (87)
Investment in unconsolidated subsidiaries                                                   (464)         -
------------------------------------------------------------------------------------  -----------  ---------
NET CASH USED IN INVESTING ACTIVITIES                                                   (256,947)   (63,127)
------------------------------------------------------------------------------------  -----------  ---------
FINANCING ACTIVITIES
Net increase in deposits                                                                 177,339     47,430
Net increase in mortgage escrow funds payable                                              4,814      3,032
Net increase in federal funds purchased                                                    3,384          -
Principal repayments of debentures and mortgage note payable                             (11,006)    (1,406)
Gross proceeds from issuance of debentures                                                25,464      7,500
Debenture issuance costs                                                                  (1,178)      (607)
Proceeds from issuance of common stock                                                       426         52
------------------------------------------------------------------------------------  -----------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                199,243     56,001
------------------------------------------------------------------------------------  -----------  ---------
Net (decrease) increase in cash and cash equivalents                                     (44,249)     2,556
Cash and cash equivalents at beginning of period                                          64,128     30,849
====================================================================================  ===========  =========
Cash and cash equivalents at end of period                                            $   19,879   $ 33,405
====================================================================================  ===========  =========

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest                                                                              $   18,689   $ 12,331
Income taxes                                                                               6,227      3,618
Noncash activities:
Loan to finance sale of foreclosed real estate                                                 -        880
Conversion of debentures and accrued interest into Class A common stock                      203         42
------------------------------------------------------------------------------------  -----------  ---------

See accompanying notes to condensed consolidated financial statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION AND USE OF ESTIMATES

The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiaries in this report have not been audited except for information derived from the 2003 audited consolidated financial statements and notes thereto. The condensed consolidated financial statements in this report should be read in conjunction with the 2003 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Intervest Statutory Trust I, II and III are wholly owned subsidiaries of the Holding Company that are unconsolidated entities as required by FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" as revised in December 2003. FIN 46 requires bank holding companies that have used controlled business trusts to raise financing by issuing trust preferred securities (capital securities) to deconsolidate their investments in those trusts. The Company adopted FIN 46 in the first quarter of 2004 and the deconsolidation of Intervest Statutory Trust I and II, which were formed prior to FIN 46, increased both the Company's total assets and borrowed funds previously reported at December 31, 2003 by $968,000.

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

NOTE  2  -  DESCRIPTION  OF  BUSINESS

The offices of the Holding Company, Intervest Mortgage Corporation, Intervest Securities Corporation and the Bank's headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002.

The Holding Company's primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. From time to time, the Holding Company also issues debt securities to raise funds for working capital purposes. The Company's business segment is banking.

The Bank is a nationally chartered, full-service commercial bank that has its headquarters and full-service banking office in Rockefeller Plaza in New York City, and a total of five full-service banking offices in Pinellas County, Florida - four in Clearwater and one in South Pasadena. The Bank conducts a personalized commercial and consumer banking business and attracts deposits from the areas served by its banking offices. It also provides internet banking services through its web site: www.intervestnatbank.com, which can attract deposit customers from outside its primary market areas. The deposits, together with funds derived from other sources, are used to originate real estate, commercial and consumer loans and to purchase investment securities. The Bank emphasizes multifamily and commercial real estate lending.

Intervest Mortgage Corporation is a mortgage investment company engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage and junior mortgage loans. Intervest Mortgage Corporation issues debentures to provide funding for its business.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - DESCRIPTION OF BUSINESS - CONTINUED

Intervest Securities Corporation is a broker/dealer and a NASD and SIPC member firm that participates as a selected dealer from time to time in offerings of debt securities of the Company, primarily those of Intervest Mortgage Corporation. On June 2, 2003, the Holding Company acquired all of the outstanding capital stock of Intervest Securities Corporation in exchange for 30,000 shares of its Class B common stock that was newly issued for this transaction. Intervest Securities Corporation's total assets consisted of approximately $218,000 of cash at the time of acquisition. Prior to the acquisition, Intervest Securities Corporation was an affiliated entity in that it was wholly owned by the spouse of the Chairman of the Holding Company. The acquisition was accounted for at historical cost. No restatements of the Company's prior period consolidated financial statements were made because the financial results of Intervest Securities Corporation were diminimus.

Intervest Statutory Trust I, Intervest Statutory Trust II and Intervest Statutory Trust III were formed in December 2001, September 2003 and March 2004, respectively. Each was formed for the sole purpose of issuing and administering capital securities as discussed in note 7 herein. The Trusts do not conduct any trade or business.

NOTE 3 - LOANS RECEIVABLE
Loans receivable is summarized as follows:

                                            At June 30, 2004       At December 31, 2003
                                         ----------------------  -------------------------
($in thousands)                          # of Loans    Amount    # of Loans     Amount
---------------------------------------  ----------  ----------  ----------  -------------
Commercial real estate loans                    218  $ 497,773          184  $    344,071
Residential multifamily loans                   236    371,689          210       310,650
Land development and other land loans             7     16,783            6        20,526
Residential 1-4 family loans                      3        130           26         1,628
Commercial business loans                        24      1,123           28         1,662
Consumer loans                                   11        172           16           319
---------------------------------------  ----------  ----------  ----------  -------------
Loans receivable                                499    887,670          470       678,856
---------------------------------------  ----------  ----------  ----------  -------------
Deferred loan fees                                     (10,374)                    (7,731)
---------------------------------------  ----------  ----------  ----------  -------------
Loans receivable, net of deferred fees                 877,296                    671,125
---------------------------------------  ----------  ----------  ----------  -------------
Allowance for loan losses                               (8,941)                    (6,580)
---------------------------------------  ----------  ----------  ----------  -------------
Loans receivable, net                                $ 868,355               $    664,545
---------------------------------------  ----------  ----------  ----------  -------------

At June 30, 2004, there were no loans on nonaccrual status, compared to two real estate loans (aggregate principal balance of $8,474,000) on nonaccrual status at December 31, 2003. The loans were considered impaired but no valuation allowance was maintained at December 31, 2003 since the estimated fair value of the underlying properties exceeded the Company's recorded investment. At June 30, 2004 and December 31, 2003, there were no other impaired loans or loans ninety days past due and still accruing interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses is summarized as follows:

                                    Quarter Ended June 30,      Six-Months Ended June 30,
                                  --------------------------  -----------------------------
($in thousands)                       2004          2003          2004            2003
--------------------------------  ------------  ------------  -------------  --------------
Balance at beginning of period    $      7,657  $      4,955  $       6,580  $        4,611
Provision charged to operations          1,284           430          2,361             774
--------------------------------  ------------  ------------  -------------  --------------
Balance at end of period          $      8,941  $      5,385  $       8,941  $        5,385
--------------------------------  ------------  ------------  -------------  --------------

NOTE 5 - DEPOSITS
Scheduled maturities of certificates of deposit accounts are as follows:

                               At June 30, 2004       At December 31, 2003
                           ----------------------  ------------------------
                                       Wtd-Avg                   Wtd-Avg
($in thousands)             Amount   Stated Rate     Amount    Stated Rate
-------------------------  --------  ------------  ----------  ------------
Within one year            $254,086         2.68%  $  182,693         2.75%
Over one to two years       108,624         3.36       90,936         3.64
Over two to three years      58,524         4.93       30,094         4.43
Over three to four years     71,269         4.40       89,085         4.83
Over four years             104,539         4.24       74,351         4.20
-------------------------  --------  ------------  ----------  ------------
                           $597,042         3.50%  $  467,159         3.66%
-------------------------  --------  ------------  ----------  ------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - SUBORDINATED DEBENTURES AND MORTGAGE NOTE PAYABLE

Subordinated debentures and mortgage note payable are summarized as follows:

                                                                            At June 30,   At December 31,
                                                                           ------------  ----------------
($in thousands)                                                                2004            2003
-------------------------------------------------------------------------  ------------  ----------------
INTERVEST MORTGAGE CORPORATION:
Series 05/12/95 - interest at 2% above prime (1) - due April 1, 2004       $          -  $          9,000
Series 10/19/95 - interest at 2% above prime (1) - due October 1, 2004            9,000             9,000
Series 05/10/96 - interest at 2% above prime (1) - due April 1, 2005             10,000            10,000
Series 10/15/96 - interest at 2% above prime (1) - due October 1, 2005            5,500             5,500
Series 04/30/97 - interest at 1% above prime (1) - due October 1, 2005            8,000             8,000
Series 11/10/98 - interest at 9% fixed           - due January 1, 2005            2,600             2,600
Series 06/28/99 - interest at 8 1/2% fixed       - due July 1, 2004                   -             2,000
Series 06/28/99 - interest at 9% fixed           - due July 1, 2006               2,000             2,000
Series 09/18/00 - interest at 8 1/2% fixed       - due January 1, 2006            1,250             1,250
Series 09/18/00 - interest at 9% fixed           - due January 1, 2008            1,250             1,250
Series 08/01/01 - interest at 7 1/2% fixed       - due April 1, 2005              1,750             1,750
Series 08/01/01 - interest at 8% fixed           - due April 1, 2007              2,750             2,750
Series 08/01/01 - interest at 8 1/2% fixed       - due April 1, 2009              2,750             2,750
Series 01/17/02 - interest at 7 1/4% fixed       - due October 1, 2005            1,250             1,250
Series 01/17/02 - interest at 7 1/2% fixed       - due October 1, 2007            2,250             2,250
Series 01/17/02 - interest at 7 3/4% fixed       - due October 1, 2009            2,250             2,250
Series 08/05/02 - interest at 7 1/4% fixed       - due January 1, 2006            1,750             1,750
Series 08/05/02 - interest at 7 1/2% fixed       - due January 1, 2008            3,000             3,000
Series 08/05/02 - interest at 7 3/4% fixed       - due January 1, 2010            3,000             3,000
Series 01/21/03 - interest at 6 3/4% fixed       - due July 1, 2006               1,500             1,500
Series 01/21/03 - interest at 7 % fixed          - due July 1, 2008               3,000             3,000
Series 01/21/03 - interest at 7 1/4% fixed       - due July 1, 2010               3,000             3,000
Series 07/25/03 - interest at 6 1/2% fixed       - due October 1, 2006            2,500             2,500
Series 07/25/03 - interest at 6 3/4% fixed       - due October 1, 2008            3,000             3,000
Series 07/25/03 - interest at 7 % fixed          - due October 1, 2010            3,000             3,000
Series 11/28/03 - interest at 6 1/4% fixed       - due April 1, 2007              2,000                 -
Series 11/28/03 - interest at 6 1/2% fixed       - due April 1, 2009              3,500                 -
Series 11/28/03 - interest at 6 3/4% fixed       - due April 1, 2011              4,500                 -
                                                                           ------------  ----------------
                                                                                 86,350            87,350
INTERVEST BANCSHARES CORPORATION:
Series 05/14/98 - interest at 8% fixed           - due July 1, 2008               4,710             4,840
Series 12/15/00 - interest at 8 1/2% fixed       - due April 1, 2006              1,250             1,250
Series 12/15/00 - interest at 9% fixed           - due April 1, 2008              1,250             1,250
                                                                           ------------  ----------------
                                                                                  7,210             7,340
INTERVEST NATIONAL BANK:
Mortgage note payable - interest at 7% fixed  - due February 1, 2017                249               255
-------------------------------------------------------------------------  ------------  ----------------
                                                                           $     93,809  $         94,945
-------------------------------------------------------------------------  ------------  ----------------

(1) Prime represents prime rate of JPMorganChase Bank, which was 4.25% on June 30, 2004 and 4.00% at December 31, 2003. The floating -rate debentures have a maximum interest rate of 12%.

In January 2004, Intervest Mortgage Corporation issued $10,000,000 of its Series 11/28/03 debentures for net proceeds, after offering costs, of $9,252,000. In July 2004, Intervest Mortgage Corporation issued Series 6/7/04 debentures totaling $11,500,000 as follows: $2,500,000 at 6.25% maturing January 1, 2008; $4,000,000 at 6.5% maturing January 1, 2010; and $5,000,000 at 6.75% maturing
January 1, 2012. Net proceeds after offering costs amounted to approximately $10,730,000.

On March 1, 2004, Intervest Mortgage Corporation's Series 5/12/95 debentures due April 1, 2004 were redeemed for $9,000,000 of principal and $2,749,000 of accrued interest. On May 1, 2004, Intervest Mortgage Corporation's Series 6/28/99 debentures due July 1, 2004 were redeemed for $2,000,000 of principal and $980,000 of accrued interest.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - SUBORDINATED DEBENTURES AND MORTGAGE NOTE PAYABLE, CONTINUED

Interest is paid quarterly on Intervest Mortgage Corporation's debentures except for the following debentures: $1,950,000 of Series 10/19/95; $1,980,000 of Series 5/10/96; all of Series 11/10/98, 6/28/99, 9/18/00; $770,000 of Series
8/01/01; $270,000 of Series 1/17/02; $1,520,000 of Series 8/05/02; $1,750,000 of
Series 11/28/03 and approximately $1,900,000 of Series 6/7/04, which accrue and compound interest quarterly, with such interest due and payable at maturity. Any holder of Series 10/19/95 and 5/10/96 debentures whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and regular interest payments thereafter.

The holders of Intervest Mortgage Corporation's Series 11/10/98 through 9/18/00 and Series 1/17/02 through 6/7/04 debentures can require Intervest Mortgage Corporation to repurchase the debentures for face amount plus accrued interest each year (beginning October 1, 2005 for Series 1/17/02, January 1, 2006 for Series 8/05/02, July 1, 2006 for Series 1/21/03, October 1, 2006 for Series 7/25/03, January 1, 2007 for Series 11/28/03 and January 1, 2008 for Series 6/7/04). However, in no calendar year can the required purchases be more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

Intervest Mortgage Corporation's debentures may be redeemed at its option at any time, in whole or in part, for face value, except for Series 11/28/03 and 6/7/04. Redemptions would be at a premium of 1% if they occurred prior to January 1, 2005 for Series 11/28/03 and July 1, 2005 for Series 6/7/04. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

The Holding Company's Series 5/14/98 subordinated debentures are convertible at the option of the holders at any time prior to April 1, 2008 into shares of its Class A common stock at the following conversion prices per share: $12.00 in 2004; $14.00 in 2005; $16.00 in 2006; $18.00 in 2007 and $20.00 from January 1,
2008 through April 1, 2008. The Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. In the first quarter of 2004, $203,000 of debentures ($130,000 of principal and $73,000 of accrued interest) were converted into shares of Class A common stock.

At June 30, 2004, interest accrues and compounds quarterly on $4,040,000 of the convertible debentures at the rate of 8% per annum, while $670,000 of the debentures pay interest quarterly at the rate of 8% per annum. All accrued interest is due and payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year elect to be paid all accrued interest and to thereafter receive payments of interest quarterly. All of the Holding Company's debentures may be redeemed, in whole or in part, at any time at the option of the Holding Company for face value.

The mortgage note payable cannot be prepaid except during the last year of its term.

Scheduled contractual maturities as of June 30, 2004 are as follows:

($in thousands)                              Principal   Accrued Interest
-------------------------------------------  ----------  -----------------
For the six-months ended December 31, 2004   $    9,007  $           3,320
For the year ended December 31, 2005             29,116              3,616
For the year ended December 31, 2006             10,269              1,603
For the year ended December 31, 2007              7,022                 96
For the year ended December 31, 2008             16,235              3,039
Thereafter                                       22,160                246
-------------------------------------------  ----------  -----------------
                                             $   93,809  $          11,920
-------------------------------------------  ----------  -----------------

NOTE 7 - SUBORDINATED DEBENTURES - CAPITAL SECURITIES

Capital Securities (commonly referred to as Trust Preferred Securities) are summarized as follows:

                                                               At June 30, 2004      At December 31, 2003
                                                            ---------------------  ------------------------
                                                                         Accrued                 Accrued
($in thousands)                                             Principal   Interest   Principal     Interest
----------------------------------------------------------  ----------  ---------  ----------  ------------
Capital Securities I -  debentures due December 18, 2031    $   15,464  $      59  $   15,464  $         58
Capital Securities II - debentures due September 17, 2033       15,464         41      15,464            39
Capital Securities III - debentures due March 17, 2034          15,464         35           -             -
----------------------------------------------------------  ----------  ---------  ----------  ------------
                                                            $   46,392  $     135  $   30,928  $         97
----------------------------------------------------------  ----------  ---------  ----------  ------------

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

The sole assets of the Trusts, the obligors on the Capital Securities, are the Junior Subordinated Debentures. In addition, for each Trust, the Holding Company has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs of $469,000, $444,000 and $444,000 associated with Capital Securities I, II and III, respectively, have been capitalized by the Holding Company and are being amortized over the life of the securities using the straight-line method.

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

NOTE  8  -  COMMON  STOCK  WARRANTS

At June 30, 2004, the Holding Company had 696,465 common stock warrants outstanding that entitle its holder, the Chairman of the Holding Company, to purchase one share of common stock for each warrant. All warrants are currently exercisable.

Data concerning common stock warrants is as follows:

                                                        Exercise Price Per Warrant
                                                      ------------------------------    Total        Wtd-Avg
Class A Common Stock Warrants:                        $          6.67  $      10.01   Warrants   Exercise Price
----------------------------------------------------  ---------------  -------------  ---------  ---------------
Outstanding at December 31, 2003                              501,465        42,510    543,975   $          6.93
Exercised during 2004                                               -       (42,510)   (42,510)  $         10.01
----------------------------------------------------  ---------------  -------------  ---------
Outstanding at June 30, 2004                                  501,465             -    501,465   $          6.67
----------------------------------------------------  ---------------  -------------  ---------
Remaining contractual life in years at June 30, 2004              2.6             -        2.6
----------------------------------------------------  ---------------  -------------  ---------

(1) The holders of the 42,510 warrants outstanding at December 31, 2003 presented these warrants to the Company for exercise prior to the expiration date of December 31, 2003. The resulting shares were issued in January 2004.

                                                        Exercise Price Per Warrant
                                                      -----------------------------   Total        Wtd-Avg
Class B Common Stock Warrants:                        $          6.67  $      10.00  Warrants  Exercise Price
----------------------------------------------------  ---------------  ------------  --------  ---------------
Outstanding at December 31, 2003 and June 30, 2004            145,000        50,000   195,000  $          7.52
----------------------------------------------------  ---------------  ------------  --------
Remaining contractual life in years at June 30, 2004              3.6           3.6       3.6
----------------------------------------------------  ---------------  ------------  --------  ---------------

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

Compensation expense recorded in connection with common stock warrants is summarized as follows:

                                                                Quarter Ended     Six-Months Ended
                                                                   June 30,            June 30,
                                                              ----------------  --------------------
($in thousands)                                                 2004     2003      2004       2003
------------------------------------------------------------  --------  ------  ----------  --------
Compensation expense recorded in connection with vesting
    of Class B common stock warrants during the period        $      3  $    6  $       10  $     13
Compensation expense recorded in connection with
    Class A common stock warrants whose terms were modified          -     127           -       194
------------------------------------------------------------  --------  ------  ----------  --------
                                                              $      3  $  133  $       10  $    207
------------------------------------------------------------  --------  ------  ----------  --------

NOTE 9 - EARNINGS PER SHARE (EPS)

Basic EPS is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding. Diluted EPS is calculated by dividing adjusted net earnings by the weighted-average number of shares of common stock and dilutive potential common stock shares that may be outstanding in the future. Potential common stock shares consist of outstanding dilutive common stock warrants (which are computed using the "treasury stock method") and convertible debentures (computed using the "if converted method"). Diluted EPS considers the potential dilution that could occur if the Company's outstanding stock warrants and convertible debentures were converted into common stock that then shared in the Company's earnings (as adjusted for interest expense, net of taxes, that would no longer occur if the debentures were converted).

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                             Quarter Ended          Six-Months Ended
                                                                                June 30,                June 30,
                                                                         ----------------------  ----------------------
($in thousands, except share and per share amounts)                         2004        2003        2004        2003
-----------------------------------------------------------------------  ----------  ----------  ----------  ----------
Basic earnings per share:
  Net earnings applicable to common stockholders                         $    2,505  $    2,566  $    5,240  $    4,367
  Average number of common shares outstanding                             6,048,075   4,714,344   6,045,461   4,708,747
-----------------------------------------------------------------------  ----------  ----------  ----------  ----------
Basic net earnings per share amount                                      $     0.42  $     0.55  $     0.87  $     0.93
-----------------------------------------------------------------------  ----------  ----------  ----------  ----------
Diluted earnings per share:
  Net earnings applicable to common stockholders                         $    2,505  $    2,566  $    5,240  $    4,367
  Adjustment to net earnings from assumed conversion of debentures (1)           82         117         164         231
                                                                         ----------  ----------  ----------  ----------
  Adjusted net earnings for diluted earnings per share computation       $    2,587  $    2,683  $    5,404  $    4,598
                                                                         ----------  ----------  ----------  ----------
Average number of common shares outstanding:
  Common shares outstanding                                               6,048,075   4,714,344   6,045,461   4,708,747
  Potential dilutive shares resulting from exercise of warrants (2)         254,567     292,458     253,956     266,197
  Potential dilutive shares resulting from conversion of debentures (3)     609,425     983,656     612,642     983,656
                                                                         ----------  ----------  ----------  ----------
Total average number of common shares outstanding used for dilution       6,912,067   5,990,458   6,912,059   5,958,600
-----------------------------------------------------------------------  ----------  ----------  ----------  ----------
Diluted net earnings per share amount                                    $     0.37  $     0.45  $     0.78  $     0.77
-----------------------------------------------------------------------  ----------  ----------  ----------  ----------

(1) Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.
(2)  All outstanding warrants were considered for the EPS computations.
(3) Convertible debentures (principal and accrued interest) outstanding at June 30, 2004 and 2003 totaling $7,557,000 and $9,846,000, respectively, were convertible into common stock at a price of $12.00 per share in 2004 and $10.01 per share in 2003 and resulted in additional common shares (based on average balances outstanding) .

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

At June 30, 2004, the actual capital of the Bank on a percentage basis was as follows:

                                                         Actual     Minimum     To Be Considered
                                                         Ratios   Requirement   Well Capitalized
                                                         -------  ------------  -----------------
Total capital to risk-weighted assets                     11.98%         8.00%             10.00%
Tier 1 capital to risk-weighted assets                    10.93%         4.00%              6.00%
Tier 1 capital to total average assets - leverage ratio    9.67%         4.00%              5.00%

At June 30, 2004, the actual capital of the Company (consolidated) on a percentage basis was as follows:

                                                         Actual     Minimum     To Be Considered
                                                         Ratios   Requirement   Well Capitalized
                                                         -------  ------------  ----------------
Total capital to risk-weighted assets                     13.86%         8.00%                NA
Tier 1 capital to risk-weighted assets                    11.02%         4.00%                NA
Tier 1 capital to total average assets - leverage ratio    9.94%         4.00%                NA

On January 1, 2004, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") as revised in December 2003. FIN 46 requires bank holding companies that have used controlled business trusts to raise financing by issuing trust preferred securities (capital securities) to deconsolidate their investments in those trusts. At June 30, 2004, the Company has $45,000,000 of qualifying capital securities outstanding (which represents total debentures of $46,392,000 issued to the Trusts by the Holding Company less the Holding Company's investments in those Trusts aggregating $1,392,000) that are included in regulatory capital computations.

The Federal Reserve continues to require bank holding companies to include eligible trust preferred securities in Tier I capital (up to 25 percent of total Tier I Capital and the remainder as Tier II Capital) for regulatory capital purposes until further notice. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes brought about by FIN 46 and, if necessary, it will provide further regulatory guidance. However, there can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I Capital for regulatory capital purposes. As of June 30, 2004, assuming the Company was not allowed to treat any of the trust preferred securities as Tier 1 Capital, it would still exceed the regulatory threshold for capital adequacy as follows: total capital to risk-weighted assets ratio - 13.86%; Tier 1 capital to risk-weighted assets ratio - 8.16%; and Tier 1 capital to total average assets (leverage ratio) - 7.36%.

Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At June 30, 2004, Intervest Securities Corporation's net capital was $468,000.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     Hacker, Johnson & Smith, P.A., P.C., the Company's independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2004 and for the three- and six-month periods ended June 30, 2004 and 2003 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board. As part of Hacker, Johnson & Smith, P.A., P.C.'s review, Eisner, LLP was relied upon for their limited review of Intervest Mortgage Corporation, a wholly owned subsidiary of the Company.

     Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of June 30, 2004 and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2004 and 2003, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We were furnished the reports of the other auditor on their reviews of the interim financial information of Intervest Mortgage Corporation, whose total assets as of June 30, 2004 constituted 10.3% of the related consolidated total, and whose net interest income, noninterest income and net earnings for the three- and six-month periods then ended, constituted 7.2%, 11.8%, and 20.0%; and 6.1%, 16.5% and 19.4%, respectively, and whose net interest income, noninterest income and net earnings for the three- and six-month periods ended June 30, 2003, constituted 11.3%, 15.5%, and 18.9%; and 10.2%, 16.1% and 17.6%,
respectively, of the related consolidated totals.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews and the reports of the other auditor, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S.
generally  accepted  accounting  principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2004, with respect to note 3 dated March 16, 2004, we, based on our audit and the report of other auditors, expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/  Hacker, Johnson & Smith, P.A., P.C.
----------------------------------------
HACKER, JOHNSON & SMITH, P.A.,P.C.
Tampa, Florida
August 2, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

We have reviewed the condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of June 30, 2004 and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2004 and 2003, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the six-months ended June 30, 2004 and 2003 (all of which not presented separately herein). These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended (not presented herein), and in our report dated February 3, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 2003 (not presented separately herein) is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/  Eisner, LLP
----------------
EISNER,LLP
New York, New York
July 28, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL
                                     -------

At June 30, 2004, Intervest Bancshares Corporation has three wholly owned consolidated subsidiaries - Intervest National Bank, Intervest Mortgage Corporation and Intervest Securities Corporation (hereafter referred to collectively as the "Company" on a consolidated basis). Intervest Bancshares Corporation and Intervest National Bank may be referred to individually as the "Holding Company" and the "Bank," respectively. Intervest Bancshares Corporation also has three wholly owned unconsolidated subsidiaries, Intervest Statutory Trust I, Intervest Statutory Trust II and Intervest Statutory Trust III. For a discussion of the Company's business, see note 2 to the condensed consolidated financial statements in this report.

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

    COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND DECEMBER 31, 2003
    ------------------------------------------------------------------------

OVERVIEW
--------

Total assets at June 30, 2004 increased to $1,119,266,000, from $911,523,000 at December 31, 2003. Total liabilities at June 30, 2004 increased to $1,038,007,000, from $836,138,000 at December 31, 2003, and stockholders' equity increased  to  $81,259,000  at June 30, 2004, from $75,385,000 at year-end 2003.
Book value per common share increased to $13.44 per share at June 30, 2004, from $12.59 at December 31, 2003.

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

Selected balance sheet information as of June 30, 2004 follows:

                                                          Intervest    Intervest    Intervest      Inter-
                                               Holding    National     Mortgage    Securities     Company
($in thousands)                                Company      Bank         Corp.        Corp.     Amounts (1)    Combined
--------------------------------------------  ---------  -----------  -----------  -----------  ------------  -----------
Cash and cash equivalents                     $  3,343   $   15,866   $    7,237   $       456  $    (7,023)  $   19,879
Security investments                                 -      200,774            -             -            -      200,774
Loans receivable, net of deferred fees          15,853      753,953      107,490             -            -      877,296
Allowance for loan losses                          (85)      (8,530)        (326)            -            -       (8,941)
Investment in consolidated subsidiaries        114,059            -            -             -     (114,059)           -
All other assets                                 4,866       20,130        5,108            15          139       30,258
--------------------------------------------  ---------  -----------  -----------  -----------  ------------  -----------
Total assets                                  $138,036   $  982,193   $  119,509   $       471  $  (120,943)  $1,119,266
--------------------------------------------  ---------  -----------  -----------  -----------  ------------  -----------
Deposits                                      $      -   $  860,503   $        -   $         -  $    (7,651)  $  852,852
Borrowed funds and related interest payable     56,279        3,633       95,728             -            -      155,640
All other liabilities                              498       25,654        2,593             3          767       29,515
--------------------------------------------  ---------  -----------  -----------  -----------  ------------  -----------
Total liabilities                               56,777      889,790       98,321             3       (6,884)   1,038,007
--------------------------------------------  ---------  -----------  -----------  -----------  ------------  -----------
Stockholders' equity                            81,259       92,403       21,188           468     (114,059)      81,259
--------------------------------------------  ---------  -----------  -----------  -----------  ------------  -----------
Total liabilities and stockholders' equity    $138,036   $  982,193   $  119,509   $       471  $  (120,943)  $1,119,266
--------------------------------------------  ---------  -----------  -----------  -----------  ------------  -----------

(1) All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments.

A comparison of selected balance sheet information as of June 30, 2004 and December 31, 2003 follows:

                                                                     At June 30, 2004         At December 31, 2003
                                                                 -------------------------  -------------------------
                                                                  Carrying       % of        Carrying       % of
($in thousands)                                                    Value     Total Assets     Value     Total Assets
---------------------------------------------------------------  ----------  -------------  ----------  -------------
Cash and cash equivalents                                        $   19,879           1.8%  $   64,128           7.0%
Security investments                                                200,774          17.9      155,898          17.1
Loans receivable, net of deferred fees and loan loss allowance      868,355          77.6      664,545          72.9
All other assets                                                     30,258           2.7       26,952           3.0
---------------------------------------------------------------  ----------  -------------  ----------  -------------
Total assets                                                     $1,119,266         100.0%  $  911,523         100.0%
---------------------------------------------------------------  ----------  -------------  ----------  -------------
Deposits                                                         $  852,852          76.2%  $  675,513          74.1%
Borrowed funds and related interest payable                         155,640          13.9      140,383          15.4
All other liabilities                                                29,515           2.6       20,242           2.2
---------------------------------------------------------------  ----------  -------------  ----------  -------------
Total liabilities                                                 1,038,007          92.7      836,138          91.7
---------------------------------------------------------------  ----------  -------------  ----------  -------------
Stockholders' equity                                                 81,259           7.3       75,385           8.3
---------------------------------------------------------------  ----------  -------------  ----------  -------------
Total liabilities and stockholders' equity                       $1,119,266         100.0%  $  911,523         100.0%
---------------------------------------------------------------  ----------  -------------  ----------  -------------

CASH  AND  CASH  EQUIVALENTS
----------------------------

Cash and cash equivalents decreased to $19,879,000 at June 30, 2004, from $64,128,000 at December 31, 2003, due to the deployment of those funds into loans and securities.

SECURITY  INVESTMENTS
---------------------

Securities held to maturity increased to $196,132,000 at June 30, 2004, from $152,823,000 at December 31, 2003. The increase was due to new purchases exceeding maturities and early calls during the period. The Company continues to invest in short-term (1-5 year) U.S government agency debt obligations to emphasize liquidity. The portfolio at June 30, 2004 had a weighted-average remaining maturity of two years and yield of 2.03%.

The Bank's total investment in the Federal Reserve Bank and the Federal Home Loan Bank of New York stock increased to $4,642,000 at June 30, 2004, from $3,075,000 at December 31, 2003, due to additional purchases of stock.

LOANS RECEIVABLE, NET OF DEFERRED FEES AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan losses, increased to $868,355,000 at June 30, 2004, from $664,545,000 at December 31,
2003. The growth reflected new originations of commercial real estate and multifamily mortgage loans, partially offset by principal repayments.

New loan originations totaled $175,901,000 in the second quarter of 2004 and $338,591,000 in the first half of 2004, compared to $93,906,000 and $165,295,000, respectively, for the same periods of 2003.

At June 30, 2004, there were no loans on nonaccrual status, compared to two real estate loans (aggregate principal balance of $8,474,000) on nonaccrual status at December 31, 2003. The loans were considered impaired but no valuation allowance was maintained since the estimated fair value of the underlying properties exceeded the Company's recorded investment. In March 2004, the loans were brought current and returned to an accrual status. At June 30, 2004 and December 31, 2003, there were no other impaired loans or loans ninety days past due and still accruing interest.

At June 30, 2004, the allowance for loan losses amounted to $8,941,000, compared to $6,580,000 at December 31, 2003. The allowance represented 1.02% of total loans (net of deferred fees) outstanding at June 30, 2004 and 0.98% at December 31, 2003. The increase in the allowance was due to provisions aggregating $2,361,000 during the period resulting from significant loan growth. For a further discussion of all the criteria the Company uses to determine the adequacy of the allowance, see pages 21 and 22 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ALL  OTHER  ASSETS
------------------

The following table sets forth the composition of the caption "All other assets" in the table on page 17:

                                         At  June 30,   At December 31,
                                         -------------  ----------------
($in thousands)                              2004             2003
---------------------------------------  -------------  ----------------
Accrued interest receivable              $       5,598  $          4,995
Loans fee receivable                             6,946             5,622
Premises and equipment, net                      7,084             5,752
Deferred income tax asset                        4,083             2,960
Deferred debenture offering costs, net           4,579             4,023
All other                                        1,968             3,600
---------------------------------------  -------------  ----------------
                                         $      30,258  $         26,952
---------------------------------------  -------------  ----------------

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

Premises and equipment increased due to net additions of $1,639,000 (almost all of which was leasehold improvements associated with new office space), partially offset by depreciation and amortization.

Deferred income tax asset relates primarily to the unrealized tax benefit on the Company's allowance for loan losses. The allowance has been expensed for financial statement purposes but it is currently not deductible for income tax purposes. Management believes that it is more likely than not that the Company's deferred tax asset will be realized and accordingly, a valuation allowance for deferred tax assets is not maintained.

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The increase was due to a total of $1,178,000 of new costs associated with Intervest Mortgage Corporation's issuance of debentures and costs incurred by the Holding Company in connection with the issuance of Capital Securities. The new cost was partially offset by normal amortization.

DEPOSITS
--------

Deposits  increased  to  $852,852,000  at  June  30,  2004, from $675,513,000 at
December 31, 2003, primarily reflecting increases in money market and certificate of deposit accounts of $43,710,000 and $129,883,000, respectively. At June 30, 2004, certificate of deposit accounts totaled $597,042,000 and checking, savings and money market accounts aggregated $255,810,000. The same categories of deposit accounts totaled $467,159,000 and $208,354,000, respectively, at December 31, 2003. Certificate of deposit accounts represented 70% of total deposits at June 30, 2004 and 69% at December 31, 2003.

BORROWED  FUNDS  AND  RELATED  INTEREST  PAYABLE
------------------------------------------------

At June 30, 2004, borrowed funds and related interest payable increased to $155,640,000, from $140,383,000 at year-end 2003. The increase was primarily due to the issuance of Series 11/28/03 debentures by Intervest Mortgage Corporation totaling $10,000,000 and the issuance of $15,464,000 of debentures by the Holding company to its wholly owned unconsolidated subsidiary, Intervest Statutory Trust III. The new debentures were partially offset by the early repayments of Intervest Mortgage Corporation's Series 5/12/95 debentures due April 1, 2004 ($9,000,000 of principal and $2,749,000 of accrued interest) and Series 6/28/99 debentures due July 1, 2004 ($2,000,000 of principal and $980,000 of accrued interest). For further information on borrowed funds and related interest payable, see notes 6 and 7 to the condensed consolidated financial statements included in this report.

ALL  OTHER  LIABILITIES
-----------------------

The table below sets forth the composition of the caption "All other liabilities" in the table on page 17 as follows:

                                       At June 30,   At December 31,
                                       ------------  ----------------
($in thousands)                            2004            2003
-------------------------------------  ------------  ----------------
Mortgage escrow funds payable          $     15,354  $         10,540
Official checks outstanding                  10,226             6,122
Accrued interest payable on deposits          1,237             1,080
All other                                     2,698             2,500
-------------------------------------  ------------  ----------------
                                       $     29,515  $         20,242
-------------------------------------  ------------  ----------------

Mortgage escrow funds payable represent advance payments made by borrowers for taxes and insurance that are remitted to third parties. The increase reflected the growth in the loan portfolio. Official checks outstanding varies and fluctuates based on banking activity. Accrued interest payable on deposits fluctuates based on total deposits and timing of interest payments. All other is comprised mainly of accrued expenses, income taxes payable (which fluctuates based on the Company's earnings, effective tax rate and timing of tax payments) and fees received on loan commitments that have not yet been funded.

STOCKHOLDERS'  EQUITY
---------------------

Stockholders' equity increased to $81,259,000 at June 30, 2004, from $75,385,000 at year-end 2003 as follows:

($in thousands)                                                     Amount    Shares
------------------------------------------------------------------  -------  ---------
Stockholders' equity at December 31, 2003                           $75,385  5,988,377
Net earnings for the period                                           5,240          -
Class A common stock warrants exercised                                 426     42,510
Convertible debentures converted at election of debenture holders       198     17,188
Compensation expense on warrants held by the Chairman                    10          -
------------------------------------------------------------------  -------  ---------
Stockholders' equity at June 30, 2004                               $81,259  6,048,075
------------------------------------------------------------------  -------  ---------

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

The Company's one-year positive interest rate sensitivity gap decreased to $35,130,000, or 3.1% of total assets, at June 30, 2004, compared to $118,124,000, or 13.0% at December 31, 2003. The decrease in the positive gap is due to an increase in money market accounts and time deposits with a remaining term of 1 year or less.

For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, the one-year gap would then change. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 19.8% at June 30, 2004, compared to a positive 29.6% at year-end 2003.

The table below summarizes interest-earning assets and interest-bearing liabilities as of June 30, 2004, that are scheduled to mature or reprice within the periods shown.

                                             0-3       4-12      Over 1-4    Over 4
                                          ---------  ---------  ----------  ---------
($in thousands)                            Months     Months      Years       Years       Total
----------------------------------------  ---------  ---------  ----------  ---------  -----------
Loans (1)                                 $225,375   $243,863   $ 286,256   $132,176   $  887,670
Securities held to maturity (2)             21,032     76,124      98,976          -      196,132
Short-term investments                      16,223          -           -          -       16,223
FRB and FHLB stock                           2,628          -           -      2,014        4,642
----------------------------------------  ---------  ---------  ----------  ---------  -----------
Total rate-sensitive assets               $265,258   $319,987   $ 385,232   $134,190   $1,104,667
----------------------------------------  ---------  ---------  ----------  ---------  -----------
Deposit accounts (3):
  Interest checking deposits              $ 10,909   $      -   $       -   $      -   $   10,909
  Savings deposits                          31,915          -           -          -       31,915
  Money market deposits                    205,924          -           -          -      205,924
  Certificates of deposit                   67,770    186,316     238,417    104,539      597,042
                                          ---------  ---------  ----------  ---------  -----------
  Total deposits                           316,518    186,316     238,417    104,539      845,790
Federal funds purchased                      3,384          -           -          -        3,384
Debentures and mortgage note payable (1)    32,500      4,350      24,000     79,351      140,201
Accrued interest on debentures (1)           5,281      1,766       2,272      2,736       12,055
----------------------------------------  ---------  ---------  ----------  ---------  -----------
Total rate-sensitive liabilities          $357,683   $192,432   $ 264,689   $186,626   $1,001,430
----------------------------------------  ---------  ---------  ----------  ---------  -----------
GAP (repricing differences)               $(92,425)  $127,555   $ 120,543   $(52,436)  $  103,237
----------------------------------------  ---------  ---------  ----------  ---------  -----------
Cumulative GAP                            $(92,425)  $ 35,130   $ 155,673   $103,237   $  103,237
----------------------------------------  ---------  ---------  ----------  ---------  -----------
Cumulative GAP to total assets               (8.3)%       3.1%       13.9%       9.2%         9.2%
----------------------------------------  ---------  ---------  ----------  ---------  -----------

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

                                    LIQUIDITY
                                    ---------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of: retail deposits obtained through the Bank's branch offices and through the mail; amortization, satisfactions and repayments of loans; the maturities and calls of securities; issuance of debentures; borrowings from the federal funds market, FHLB advances and cash provided by operating activities. For additional information concerning the Company's cash flows, see the condensed consolidated statements of cash flows included in this report. The Company believes that it can fund its contractual obligations from the aforementioned sources of funds.

As a member of the FHLB and the FRB, the Bank can borrow from these institutions on a secured basis of up to $188,000,000 in aggregate at June 30, 2004 based on available collateral. The Bank has federal funds line of credit agreements with correspondent banks whereby it can borrow on an overnight, unsecured basis of up to $16,000,000, of which $3,384,000 was outstanding at June 30, 2004.

                     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
                     ---------------------------------------

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments are in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. The Company's maximum exposure to credit risk is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees.

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

The contractual amounts of the Company's off-balance sheet financial instruments is as follows:

                               At          At
                            --------  -------------
                            June 30   December 31,
                            --------  -------------
($in thousands)               2004        2003
--------------------------  --------  -------------
Unfunded loan commitments   $171,525  $     123,791
Available lines of credit        882            825
Standby letters of credit        750            100
--------------------------  --------  -------------
                            $173,157  $     124,716
--------------------------  --------  -------------

Management is not aware of any trends, known demand, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

           COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED
           ----------------------------------------------------------
                             JUNE 30, 2004 AND 2003
                            -----------------------
OVERVIEW
--------

Consolidated net earnings for the second quarter of 2004 amounted to $2,505,000, compared to $2,566,000 for the second quarter of 2003. Diluted earnings per share for the 2004 quarter was $0.37, compared to $0.45 in the 2003 quarter. The per share computation for 2004 included a higher number of common shares outstanding resulting from the exercise of common stock warrants and conversion of debentures that occurred in the later part of 2003.

Consolidated earnings were relatively unchanged as an increase of $1,019,000 in net interest and dividend income was offset by an $854,000 increase in the provision for loan losses and a $166,000 increase in noninterest expenses.

Selected information regarding results of operations for the second quarter of 2004 follows:

                                                        Intervest   Intervest    Intervest       Inter-
                                             Holding    National     Mortgage    Securities     Company
($in thousands)                              Company      Bank        Corp.        Corp.      Amounts (1)   Consolidated
------------------------------------------  ---------  -----------  ----------  ------------  ------------  -------------
Interest and dividend income                $    276   $   12,804   $    2,358  $         1   $       (48)  $      15,391
Interest expense                               1,069        5,960        1,885            -           (48)          8.866
                                            ---------  -----------  ----------  ------------  ------------  -------------
Net interest and dividend income                (793)       6,844          473            1             -           6,525
Provision for loan losses                          -        1,190           94            -             -           1,284
Noninterest income                                75        1,080        1,138            -        (1,068)          1,225
Noninterest expenses                              98        2,427          583            5        (1,068)          2,045
                                            ---------  -----------  ----------  ------------  ------------  -------------
Earnings before income taxes                    (816)       4,307          934           (4)            -           4,421
Provision for income taxes                      (377)       1,863          432           (2)            -           1,916
------------------------------------------  ---------  -----------  ----------  ------------  ------------  -------------
Net earnings                                $   (439)  $    2,444   $      502  $        (2)  $         -   $       2,505
------------------------------------------  ---------  -----------  ----------  ------------  ------------  -------------
Intercompany dividends (2)                       855         (855)           -            -             -               -
------------------------------------------  ---------  -----------  ----------  ------------  ------------  -------------
Net earnings after intercompany dividends   $    416   $    1,589   $      502  $        (2)  $         -   $       2,505
------------------------------------------  ---------  -----------  ----------  ------------  ------------  -------------

Net earnings after intercompany dividends
      for the same period of 2003           $     65   $    2,018   $      484  $        (1)  $         -   $       2,566
------------------------------------------  ---------  -----------  ----------  ------------  ------------  -------------

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

Net interest and dividend income increased to $6,525,000 in the second quarter of 2004, from $5,506,000 in the second quarter of 2003. The improvement was attributable to a $316,785,000 increase in average interest-earning assets resulting from continued growth in loans of $266,117,000 and a higher level of security and short-term investments aggregating $50,668,000. The growth in average assets was funded by $252,786,000 of new deposits, $32,968,000 of additional borrowed funds and a $23,644,000 increase in stockholders' equity (resulting from earnings and issuance of shares upon the exercise of common stock warrants and conversion of convertible debentures).

The Company's net interest margin decreased to 2.53% in the second quarter of 2004, from 3.06% in the second quarter of 2003. The decrease was due to the Company's yield on interest-earning assets decreasing at a faster pace than its cost of funds.

In a low interest rate environment, the yield on interest-earning assets decreased 97 basis points to 5.96% in the 2004 quarter due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on security and other short-term investments. The cost of funds decreased 46 basis points to 3.79% in the 2004 quarter due to lower rates paid on deposit accounts and the addition of new debentures with lower rates than existing ones.

The following table provides information on: average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each period divided by average interest-earning assets/interest-bearing liabilities during each period. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each period.

                                                  -----------------------------------------------------------------
                                                                             Quarter Ended
                                                  -----------------------------------------------------------------
                                                             June 30, 2004                   June 30, 2003
                                                  ---------------------------------  ------------------------------
                                                     Average     Interest   Yield/    Average    Interest   Yield/
($in thousands)                                      Balance    Inc./Exp.    Rate     Balance   Inc./Exp.    Rate
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
ASSETS
Interest-earning assets:
   Loans (1)                                       $  824,379   $   14,457    7.05%  $558,262   $   11,613    8.34%
   Securities                                         181,091          859    1.91    135,071          770    2.29
   Other interest-earning assets                       32,997           75    0.91     28,349           87    1.23
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Total interest-earning assets                       1,038,467   $   15,391    5.96%   721,682   $   12,470    6.93%
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Noninterest-earning assets                             15,453                          14,082
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Total assets                                       $1,053,920                        $735,764
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest checking deposits                      $   10,022   $       38    1.52%  $ 11,156   $       44    1.58%
   Savings deposits                                    31,834          141    1.78     31,745          151    1.91
   Money market deposits                              189,053          837    1.78    141,443          670    1.90
   Certificates of deposit                            557,952        4,890    3.52    353,556        3,653    4.14
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Total deposit accounts                                788,861        5,906    3.01    537,900        4,518    3.37
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
   Federal funds purchased                                386            1    1.56          -            -       -
   Debentures and related interest payable            105,264        2,098    8.02    104,063        2,067    7.97
   Debentures - capital securities                     46,392          856    7.42     15,000          374   10.00
   Mortgage note payable                                  251            5    7.00        262            5    7.00
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Total borrowed funds                                  152,293        2,960    7.82    119,325        2,446    8.22
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Total interest-bearing liabilities                    941,154   $    8,866    3.79%   657,225   $    6,964    4.25%
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Noninterest-bearing deposits                            6,838                           5,013
Noninterest-bearing liabilities                        26,302                          17,544
Stockholders' equity                                   79,626                          55,982
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Total liabilities and stockholders' equity         $1,053,920                        $735,764
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Net interest and dividend income/spread                         $    6,525    2.17%             $    5,506    2.68%
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Net interest-earning assets/margin                 $   97,313                 2.53%  $ 64,457                 3.06%
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                 1.10                            1.10
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
OTHER RATIOS:
  Return on average assets (2)                           0.95%                           1.40%
  Return on average equity  (2)                         12.58%                          18.33%
  Noninterest expense to average assets (2)              0.78%                           1.02%
  Efficiency ratio (3)                                     26%                             28%
  Average stockholders' equity to average assets         7.56%                           7.61%
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------

(1)  Includes  nonaccrual  loans,  if  any.
(2)  Annualized.
(3)  Defined  as  noninterest  expenses as a percentage of net interest income before the provision for loan losses plus noninterest income.

PROVISION  FOR  LOAN  LOSSES
----------------------------

The provision for loan losses increased to $1,284,000 in the second quarter of 2004, from $430,000 in the second quarter of 2003. The provision is based on management's ongoing assessment of the adequacy of the allowance for loan losses that takes into consideration a number of factors as discussed on pages 21 and 22 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The higher provision was a function of significant loan growth, which amounted to $115,925,000 in the 2004 quarter versus $44,184,000 in the 2003 quarter.

NONINTEREST  INCOME
-------------------

Noninterest income remained relatively unchanged at $1,225,000 in the second quarter of 2004 compared to $1,176,000 in the second quarter of 2003, as a decrease of $162,000 in income from the prepayment of mortgage loans was offset by increased loan service charges of $167,000. The amount and timing of, as well as income from, loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Many of the Company's mortgage loans include prepayment provisions, and others prohibit prepayment of indebtedness entirely.

NONINTEREST  EXPENSES
---------------------

Noninterest expenses increased $166,000 to $2,045,000 in the second quarter of 2004, from $1,879,000 in the second quarter of 2003. The increase was due to increases in salary and employee benefits expense of $44,000, occupancy expenses of $163,000 and director expense of $42,000, partially offset by decreases in data processing expenses of $63,000 and all other expenses of $72,000.

Salaries and employee benefits expense increased due to the following: $128,000 from normal salary increases, a higher cost of employee benefits and additional staff, and $90,000 from bonus payments to certain executives of the Company in connection with the sale of capital securities and leasing of new space in 2004. These items were partially offset by a $127,000 decrease in compensation from common stock warrants held by employees and directors, and a $47,000 increase in SFAS No. 91 direct fee income (due to more loan originations).

Occupancy expense increased due to the leasing of larger office space. In May, Intervest Bancshares Corporation and its wholly owned subsidiaries, Intervest National Bank (New York office), Intervest Mortgage Corporation and Intervest Securities Corporation, completed their move to newly constructed offices on the entire fourth floor at One Rockefeller Plaza in New York City. Intervest Mortgage Corporation's lease obligation of approximately $22,000 per month on its former space at 10 Rockefeller Plaza will expire in September 2004.

Director expense increased due to higher fees paid to directors for each board and committee meeting attended beginning in June 2003.

Data processing expenses decreased due to lower fees incurred by the Bank. The Bank renegotiated its data processing contract during late 2003 by extending the expiration date to 2010 and reducing the processing fee to a fixed amount until its assets reach $1.1 billion and thereafter the fee becomes variable and is calculated based on total assets. Previously, the data processing fee was entirely variable and a function of the Bank's total assets.

All other expenses were lower due to a decrease of $49,000 in losses from transactional accounts and a decrease in foreclosed real estate expenses of $57,000.

PROVISION  FOR  INCOME  TAXES
-----------------------------

The provision for income taxes increased $109,000 to $1,916,000 in the second quarter of 2004, from $1,807,000 in the second quarter of 2003, primarily due to a higher effective income tax rate. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.3% in the 2004 period, compared to 41.3% in the 2003 period. The higher rate is due to a larger portion of consolidated taxable income being generated from the Company's New York operations, which is taxed at higher income tax rate than its Florida operations.

          COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED
          ------------------------------------------------------------
                             JUNE 30, 2004 AND 2003
                             ----------------------
OVERVIEW
--------

For the first half of 2004, consolidated net earnings amounted to $5,240,000, or $0.78 per diluted share, an increase of $873,000 from $4,367,000, or $0.77 per diluted share, reported in the first half of 2003. The per share computation for 2004 included a higher number of common shares outstanding resulting from the exercise of common stock warrants and conversion of debentures that occurred in the later part of 2003. The increase in net earnings was due to growth in net interest and dividend income of $2,560,000 and an increase of $1,176,000 in noninterest income, partially offset by a $1,587,000 increase in the provision for loan losses, a $976,000 increase in income tax expense and a $300,000 increase in noninterest expenses.

Selected information regarding results of operations for the six-months ended June 30, 2004 follows:

                                                        Intervest   Intervest    Intervest       Inter-
                                             Holding    National     Mortgage    Securities     Company
($in thousands)                              Company      Bank        Corp.        Corp.      Amounts (1)   Consolidated
------------------------------------------  ---------  -----------  ----------  ------------  ------------  -------------
Interest and dividend income                $    572   $   24,822   $    4,694  $         2   $      (106)  $      29,984
Interest expense                               1,948       11,334        3,905            -          (106)         17,081
                                            ---------  -----------  ----------  ------------  ------------  -------------
Net interest and dividend income              (1,376)      13,488          789            2             -          12,903
Provision for loan losses                          7        2,220          134            -             -           2,361
Noninterest income                               150        2,183        2,277           56        (1,985)          2,681
Noninterest expenses                             186        4,675        1,044           43        (1,985)          3,963
                                            ---------  -----------  ----------  ------------  ------------  -------------
Earnings before income taxes                  (1,419)       8,776        1,888           15             -           9,260
Provision for income taxes                      (655)       3,795          873            7             -           4,020
------------------------------------------  ---------  -----------  ----------  ------------  ------------  -------------
Net earnings                                $   (764)  $    4,981   $    1,015  $         8   $         -   $       5,240
------------------------------------------  ---------  -----------  ----------  ------------  ------------  -------------
Intercompany dividends (2)                     1,485       (1,485)           -            -             -               -
------------------------------------------  ---------  -----------  ----------  ------------  ------------  -------------
Net earnings after intercompany dividends   $    721   $    3,496   $    1,015  $         8   $         -   $       5,240
------------------------------------------  ---------  -----------  ----------  ------------  ------------  -------------

Net earnings after intercompany dividends
     for the same period of 2003            $    143   $    3,456   $      769  $        (1)  $         -   $       4,367
------------------------------------------  ---------  -----------  ----------  ------------  ------------  -------------

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

Net interest and dividend income increased to $12,903,000 in the first half of 2004, from $10,343,000 in the same period of 2003. The improvement was attributable to a $280,547,000 increase in average interest-earning assets resulting from continued growth in loans of $241,237,000 and a higher level of security and short-term investments aggregating $39,310,000. The growth in average assets was funded by $218,028,000 of new deposits, $32,962,000 of additional borrowed funds and a $23,164,000 increase in stockholders' equity (resulting from earnings and issuance of shares upon the exercise of common stock warrants and conversion of convertible debentures).

The Company's net interest margin decreased to 2.63% in the first half of 2004, from 2.96% in the same period of 2003. The decrease was due to the Company's yield on interest-earning assets decreasing at a faster pace than its cost of funds.

In a low interest rate environment, the yield on interest-earning assets decreased 78 basis points to 6.12% in the 2004 period due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on security and other short-term investments. The cost of funds decreased 46 basis points to 3.85% in the 2004 period due to lower rates paid on deposit accounts and the addition of new debentures with lower rates than existing ones.

The following table provides information on: average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each period divided by average interest-earning assets/interest-bearing liabilities during each period. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each period.

                                                   ----------------------------------------------------------------
                                                                          Six-Months Ended
                                                   ----------------------------------------------------------------
                                                             June 30, 2004                   June 30, 2003
                                                   --------------------------------  ------------------------------
                                                     Average     Interest   Yield/    Average    Interest   Yield/
($in thousands)                                      Balance    Inc./Exp.    Rate     Balance   Inc./Exp.    Rate
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
ASSETS
Interest-earning assets:
   Loans (1)                                       $  775,082   $   28,249    7.33%  $533,845   $   22,283    8.42%
   Securities                                         173,283        1,564    1.82    146,532        1,657    2.28
   Other interest-earning assets                       36,776          171    0.94     24,217          155    1.29
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Total interest-earning assets                         985,141   $   29,984    6.12%   704,594   $   24,095    6.90%
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Noninterest-earning assets                             15,945                          14,564
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Total assets                                       $1,001,086                        $719,158
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest checking deposits                      $   10,194   $       78    1.54%  $ 11,492   $      100    1.75%
   Savings deposits                                    31,414          279    1.79     31,443          313    2.01
   Money market deposits                              178,409        1,579    1.78    140,169        1,392    2.00
   Certificates of deposit                            523,382        9,282    3.57    343,716        7,166    4.20
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Total deposit accounts                                743,399       11,218    3.03    526,820        8,971    3.43
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
   Federal funds purchased                                193            1    1.56          -            -       -
   Debentures and related interest payable            109,212        4,331    7.97    101,366        4,024    8.01
   Debentures - capital securities                     39,935        1,522    7.66     15,000          748   10.06
   Mortgage note payable                                  252            9    6.98        264            9    6.98
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Total borrowed funds                                  149,592        5,863    7.88    116,630        4,781    8.27
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Total interest-bearing liabilities                    892,991   $   17,081    3.85%   643,450   $   13,752    4.31%
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Noninterest-bearing deposits                            6,509                           5,060
Noninterest-bearing liabilities                        23,562                          15,788
Stockholders' equity                                   78,024                          54,860
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Total liabilities and stockholders' equity         $1,001,086                        $719,158
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Net interest and dividend income/spread                         $   12,903    2.27%             $   10,343    2.59%
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Net interest-earning assets/margin                 $   92,150                 2.63%  $ 61,144                 2.96%
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
Ratio of total interest-earning assets
   to total interest-bearing liabilities                 1.10                            1.10
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------
OTHER RATIOS:
  Return on average assets (2)                           1.05%                           1.21%
  Return on average equity  (2)                         13.43%                          15.92%
  Noninterest expense to average assets (2)              0.79%                           1.02%
  Efficiency ratio (3)                                     25%                             31%
  Average stockholders' equity to average assets         7.79%                           7.63%
-------------------------------------------------  -----------  ----------  -------  ---------  ----------  -------

(1)  Includes  nonaccrual  loans,  if  any.
(2)  Annualized.
(3)  Defined  as  noninterest  expenses as a percentage of net interest income before the provision for loan losses plus  noninterest  income.

PROVISION  FOR  LOAN  LOSSES
----------------------------

The provision for loan losses increased to $2,361,000 in the first half of 2004, from $774,000 in the same period of 2003. The provision is based on management's ongoing assessment of the adequacy of the allowance for loan losses that takes into consideration a number of factors as discussed on pages 21 and 22 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The higher provision for the 2004 period was a function of significant loan growth, which amounted to $208,814,000 in the 2004 period, versus $87,296,000 in the 2003 period.

NONINTEREST  INCOME
-------------------

Noninterest income increased $1,176,000 to $2,681,000 in the first half of 2004, from $1,505,000 in the same period of 2003. The increase was primarily due to higher income from the prepayment of mortgage loans of $853,000 and an increase in loan service charges of $212,000. The amount and timing of, as well as income from, loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Many of the Company's mortgage loans include prepayment provisions, and others prohibit prepayment of indebtedness entirely.

NONINTEREST  EXPENSES
---------------------

Noninterest expenses increased $300,000 to $3,963,000 in the first half of 2004, from $3,663,000 in the same period of 2003. The increase was due to increases in salary and employee benefits expense of $138,000, occupancy expenses of $187,000 and director expense of $105,000, partially offset by decreases in data processing expenses of $82,000 and all other expenses of $103,000.

Salaries and employee benefits expense increased due to the following: $259,000 from normal salary increases, a higher cost of employee benefits and additional staff, $146,000 from bonus payments to certain executives of the Company in connection with the sale of capital securities and leasing of new space in 2004, and $27,000 of commission expense. These items were partially offset by a $194,000 decrease in compensation from common stock warrants held by employees and directors, and a $100,000 increase in SFAS No. 91 direct fee income (due to more loan originations).

Occupancy expense increased due to the leasing of larger office space. In May, Intervest Bancshares Corporation and its wholly owned subsidiaries, Intervest National Bank (New York office), Intervest Mortgage Corporation and Intervest Securities Corporation, completed their move to newly constructed offices on the entire fourth floor at One Rockefeller Plaza in New York City. Intervest Mortgage Corporation's lease obligation of approximately $22,000 per month on its former space at 10 Rockefeller Plaza will expire in September 2004.

Director expense increased due to higher fees paid to directors for each board and committee meeting attended beginning in June 2003.

Data processing expenses decreased due to lower fees incurred by the Bank. The Bank renegotiated its data processing contract during late 2003 by extending the expiration date to 2010 and reducing the processing fee to a fixed amount until its assets reach $1.1 billion and thereafter the fee becomes variable and is calculated based on total assets. Previously, the data processing fee was entirely variable and a function of the Bank's total assets.

All other expenses were lower due to a decrease of $49,000 in losses from transactional accounts and a decrease in foreclosed real estate expenses of $57,000.

PROVISION  FOR  INCOME  TAXES
-----------------------------

The provision for income taxes increased $976,000 to $4,020,000 in the first half of 2004, from $3,044,000 in the first half of 2003, due to higher pre-tax income and a higher effective income tax rate. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.4% in the 2004 period, compared to 41.1% in the 2003 period. The higher rate is due to a larger portion of consolidated taxable income being generated from the Company's New York operations, which is taxed at higher income tax rate than its Florida operations.

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

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within its established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. For a further discussion, see the section "Asset and Liability Management"

ITEM 4. CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS
     Not Applicable
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)  Not Applicable
(b)  Not Applicable
(c)  Not Applicable
(d)  Not Applicable
(e)  Not Applicable
ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES
(a)  Not Applicable
(b)  Not Applicable
ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
(a)  An Annual Meeting of Stockholders was held on May 27, 2004.
(b) Pursuant to the Company's charter and bylaws, one-third of the directors are elected by the holders of Class A common stock and two-thirds are elected by holders of Class B common stock. On all other matters, Class A and Class B common stockholders vote together as a single class. Each of the persons named in the Proxy Statement dated April 22, 2004 as a nominee for Director was elected for a one-year term expiring on the date of the next annual meeting (see Item 4-c).
(c) The table below summarizes voting results on the matter submitted to the Company's common stockholders:

                                     FOR     AGAINST OR WITHHELD  ABSTAINED
--------------------------------  ---------  -------------------  ---------
ELECTION OF DIRECTORS - CLASS A
-------------------------------
Michael A. Callen                 5,399,580               22,171          -
Wayne F. Holly                    4,914,396              507,355          -
Lawton Swan, III                  5,395,896               25,855          -
ELECTION OF DIRECTORS  - CLASS B
--------------------------------
Lawrence G. Bergman                 385,000                    -          -
Jerome Dansker                      385,000                    -          -
Lowell S. Dansker                   385,000                    -          -
Paul DeRosa                         385,000                    -          -
Stephen A. Helman                   385,000                    -          -
Thomas E. Willett                   385,000                    -          -
David J. Willmott                   385,000                    -          -
Wesley T. Wood                      385,000                    -          -
--------------------------------  ---------  -------------------  ---------

(d)  Not Applicable
ITEM 5.  OTHER INFORMATION
(a)  Not Applicable
(b)  Not Applicable
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  The following exhibits are filed as part of this report.
          31   - Certification of the principal executive and financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
          32   - Certification of the principal executive and financial officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
(b) A current report on Form 8-K dated July 19, 2004 was filed by the registrant to furnish, under Item 12, its quarterly earnings release for the period ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

Date: August 12, 2004          By:    /s/  Lowell  S.  Dansker
                               -------------------------------
                               Lowell S. Dansker, Vice Chairman, President and
                                 Treasurer
                                     (Principal Executive and Financial Officer)


Date: August 12, 2004          By:    /s/ Lawrence G. Bergman
                               ------------------------------
                               Lawrence G. Bergman, Vice President and Secretary