Form 10-Q
period 2004-09-30
INTERVEST BANCSHARES CORP
filed 2004-11-12
CIK 927807

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (X)  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                               ------------------


                          Commission File No. 000-23377
                                              ---------

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      13-3699013
   ----------------------------------  ----------------------------------------
(State or other jurisdiction                (I.R.S. employer identification no.)
     of incorporation)

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
YES  XX  NO.
     --      --

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
YES       NO  XX  .
     --       --

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                                        Shares Outstanding:
-----------------------------------------------  -----------------------------------------
Class A Common Stock, $1.00 par value per share  5,663,075 Outstanding at October 29, 2004
-----------------------------------------------  -----------------------------------------
Class B Common Stock, $1.00 par value per share  385,000 Outstanding at October 29, 2004
-----------------------------------------------  -----------------------------------------

================================================================================

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                               SEPTEMBER 30, 2004
                                TABLE OF CONTENTS


     PART I.  FINANCIAL  INFORMATION                                        Page
                                                                            ----

          ITEM 1.  FINANCIAL  STATEMENTS

               Condensed  Consolidated  Balance  Sheets as   of
                September 30, 2004 (Unaudited) and December 31, 2003. . . . .  2

               Condensed Consolidated Statements of Earnings (Unaudited)
                for the Quarters and Nine-Months Ended
                September 30, 2004 and 2003 . . . . . . . . . . . . . . . . .  3

               Condensed Consolidated Statements of Changes in
                Stockholders' Equity (Unaudited) for the Nine-Months
                Ended September 30, 2004 and 2003 . . . . . . . . . . . . . .  4

               Condensed Consolidated Statements of Cash Flows (Unaudited)
                for the Nine-Months Ended September 30, 2004 and 2003 . . . .  5

               Notes to Condensed Consolidated Financial
..               Statements (Unaudited). . . . . . . . . . . . . . . . . . . .  6

               Review by Independent Registered Public Accounting Firm. . . . 14

               Report of Independent Registered Public Accounting Firm. . . . 15


          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . 17

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . 28

          ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . 29

     PART II. OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . 29

          ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND
                   USE OF PROCEEDS. . . . . . . . . . . . . . . . . . . . . . 29

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . 29

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . 29

          ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . 29

          ITEM 6.  EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . 29

        SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30


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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                       INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                 SEPTEMBER 30,   DECEMBER 31,
($in thousands, except par value)                                                                    2004            2003
------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                              (Unaudited)
Cash and due from banks                                                                         $        18,167  $       8,833
Federal funds sold                                                                                       15,037         36,816
Commercial paper and other short-term investments                                                        13,934         18,479
                                                                                                ------------------------------
    Total cash and cash equivalents                                                                      47,138         64,128
Securities held to maturity, net (estimated fair value of $254,525 and $152,995, respectively)          255,340        152,823
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                                            4,642          3,075
Loans receivable (net of allowance for loan losses of $10,008 and $6,580, respectively)                 928,993        664,545
Accrued interest receivable                                                                               6,601          4,995
Loan fees receivable                                                                                      7,556          5,622
Premises and equipment, net                                                                               6,964          5,752
Deferred income tax asset                                                                                 4,564          2,960
Deferred debenture offering costs, net                                                                    5,280          4,023
Other assets                                                                                              2,178          3,600
==============================================================================================================================
TOTAL ASSETS                                                                                    $     1,269,256  $     911,523
==============================================================================================================================
LIABILITIES
Deposits:
  Noninterest-bearing demand deposit accounts                                                   $         6,350  $       6,210
  Interest-bearing deposit accounts:
    Checking (NOW) accounts                                                                              14,072          9,146
    Savings accounts                                                                                     30,723         30,784
    Money market accounts                                                                               210,433        162,214
    Certificate of deposit accounts                                                                     714,814        467,159
                                                                                                ------------------------------
Total deposit accounts                                                                                  976,392        675,513
Borrowed Funds:
    Subordinated debentures                                                                             105,060         94,690
    Subordinated debentures - capital securities                                                         61,856         30,928
    Accrued interest payable on all debentures                                                           13,206         14,510
    Mortgage note payable                                                                                   246            255
                                                                                                ---------------  -------------
Total borrowed funds                                                                                    180,368        140,383
Accrued interest payable on deposits                                                                      1,502          1,080
Mortgage escrow funds payable                                                                            20,170         10,540
Official checks outstanding                                                                               4,246          6,122
Other liabilities                                                                                         2,168          2,500
==============================================================================================================================
TOTAL LIABILITIES                                                                                     1,184,846        836,138
==============================================================================================================================
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                      -              -
Class A common stock ($1.00 par value, 9,500,000 shares authorized,
  5,663,075 and 5,603,377 shares issued and outstanding, respectively)                                    5,663          5,603
Class B common stock ($1.00 par value, 700,000 shares authorized,
  385,000 shares issued and outstanding)                                                                    385            385
Additional paid-in-capital, common                                                                       36,561         35,988
Retained earnings                                                                                        41,801         33,409
------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                               84,410         75,385
==============================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $     1,269,256  $     911,523
==============================================================================================================================

See accompanying notes to condensed consolidated financial statements.



                            INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                               (Unaudited)

                                                                      QUARTER ENDED    NINE-MONTHS ENDED
                                                                      SEPTEMBER 30,      SEPTEMBER 30,
                                                                      -------------------------------
($in thousands, except per share data)                              2004      2003      2004      2003
--------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                   $16,428  $12,172   $44,677   $34,455
Securities                                                           1,137      609     2,701     2,266
Other interest-earning assets                                           90       64       261       219
--------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND DIVIDEND INCOME                                  17,655   12,845    47,639    36,940
--------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                             7,158    4,550    18,376    13,521
Subordinated debentures                                              2,291    2,110     6,622     6,134
Subordinated debentures - capital securities                           883      414     2,405     1,162
Other borrowed funds                                                    16        5        26        14
--------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                              10,348    7,079    27,429    20,831
--------------------------------------------------------------------------------------------------------

NET INTEREST AND DIVIDEND INCOME                                     7,307    5,766    20,210    16,109
Provision for loan losses                                            1,067      602     3,428     1,376
--------------------------------------------------------------------------------------------------------
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES     6,240    5,164    16,782    14,733
--------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                                                   44       58       178       146
Income from mortgage lending activities                                430      206     1,034       620
Income from the early repayment of mortgage loans                      940      747     2,830     1,784
Commissions and fees                                                    63       38       119        38
Loss from early call of investment securities                            -      (11)       (3)      (51)
All other                                                                -        -         -         6
--------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                             1,477    1,038     4,158     2,543
--------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                                       1,004      892     2,906     2,656
Occupancy and equipment, net                                           463      310     1,288       948
Data processing                                                        131      192       387       530
Professional fees and services                                         100       89       298       276
Stationery, printing and supplies                                       47       33       137       112
Postage and delivery                                                    32       23        86        73
FDIC and general insurance                                              64       57       191       168
Director and committee fees                                             88       84       260       151
Advertising and promotion                                               46        4        81        26
All other                                                              166      128       470       535
--------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES                                           2,141    1,812     6,104     5,475
--------------------------------------------------------------------------------------------------------
Earnings before income taxes                                         5,576    4,390    14,836    11,801
Provision for income taxes                                           2,424    1,859     6,444     4,903
========================================================================================================
NET EARNINGS                                                       $ 3,152  $ 2,531   $ 8,392   $ 6,898
========================================================================================================

BASIC EARNINGS PER SHARE                                           $  0.52  $  0.52   $  1.39   $  1.45
DILUTED EARNINGS PER SHARE                                         $  0.47  $  0.42   $  1.25   $  1.19
DIVIDENDS PER SHARE                                                $     -  $     -   $     -   $     -
--------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    (Unaudited)


                                                                                     NINE-MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                         ------------------------------------------
                                                                               2004                   2003
                                                                         ------------------------------------------
($in thousands)                                                          SHARES     AMOUNT       SHARES     AMOUNT
-------------------------------------------------------------------------------------------------------------------

CLASS A COMMON STOCK
Balance at beginning of period                                           5,603,377  $     5,603  4,348,087  $ 4,348
Issuance of shares upon the exercise of warrants                            42,510           43    279,900      280
Issuance of shares upon the conversion of debentures                        17,188           17     40,699       41
-------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                 5,663,075        5,663  4,668,686    4,669
-------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of period                                             385,000          385    355,000      355
Issuance of shares for acquisition of Intervest Securities Corporation           -            -     30,000       30
-------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                   385,000          385    385,000      385
-------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                           35,988              24,134
Compensation related to vesting of certain Class B stock warrants                             9                  19
Compensation related to certain Class A stock warrants modified                               -                 290
Issuance of shares upon the exercise of warrants                                            383               2,522
Issuance of shares upon the conversion of debentures                                        181                 354
Issuance of shares for acquisition of Intervest Securities Corporation                        -                 185
-------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                 36,561              27,504
-------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                                           33,409              24,289
Net earnings for the period                                                               8,392               6,898
-------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                 41,801              31,187
-------------------------------------------------------------------------------------------------------------------

===================================================================================================================
TOTAL STOCKHOLDERS' EQUITY AT END OF PERIOD                              6,048,075  $    84,410  5,053,686  $63,745
===================================================================================================================


 See accompanying notes to condensed consolidated financial statements.



                               INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)



                                                                                          NINE-MONTHS ENDED
                                                                                      ------------------------
                                                                                            SEPTEMBER 30,
                                                                                      ------------------------
($in thousands)                                                                          2004         2003
--------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net earnings                                                                          $   8,392   $     6,898
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                               459           391
Provision for loan losses                                                                 3,428         1,376
Deferred income tax benefit                                                              (1,604)         (903)
Amortization of deferred debenture offering costs                                           941           784
Compensation expense related to common stock warrants                                         9           309
Amortization of premiums (accretion) of discounts and deferred loan fees, net            (1,566)       (1,130)
Net loss from sale of foreclosed real estate                                                  -            51
Net (decrease) increase in accrued interest payable on debentures                        (1,231)        1,610
Net decrease in official checks outstanding                                              (1,876)       (1,933)
Net change in all other assets and liabilities                                            5,314         4,639
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                12,266        12,092
--------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net decrease in interest-earning time deposits with banks                                     -         2,000
Maturities and calls of securities held to maturity                                      66,650        92,490
Purchases of securities held to maturity                                               (170,849)      (82,625)
Net increase in loans receivable                                                       (271,042)     (142,622)
Sale of foreclosed real estate                                                                -           150
Cash acquired through acquisition of Intervest Securities Corporation                         -           218
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock                       (1,567)       (1,697)
Purchases of premises and equipment, net                                                 (1,671)         (155)
Investment in unconsolidated subsidiaries                                                  (928)         (464)
--------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (379,407)     (132,705)
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in deposits                                                                300,879        88,874
Net increase in mortgage escrow funds payable                                             9,630         7,800
Principal repayments of debentures and mortgage note payable                            (11,009)       (1,408)
Gross proceeds from issuance of debentures                                               52,428        31,000
Debenture issuance costs                                                                 (2,203)       (1,609)
Proceeds from issuance of common stock                                                      426         2,802
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               350,151       127,459
--------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                    (16,990)        6,846
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                         64,128        30,849
==============================================================================================================
Cash and cash equivalents at end of period                                            $  47,138   $    37,695
==============================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest                                                                              $  27,927   $    18,418
Income taxes                                                                              8,628         5,589
Noncash activities:
Loan to finance sale of foreclosed real estate                                                -           880
Conversion of debentures and accrued interest into Class A common stock                     203           395
--------------------------------------------------------------------------------------------------------------



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

Intervest Statutory Trust I, II, III and IV are wholly owned subsidiaries of the Holding Company that are unconsolidated entities as required by FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" as revised in December 2003. FIN 46 requires bank holding companies that have used controlled business trusts to raise financing by issuing trust preferred securities (capital securities) to deconsolidate their investments in those trusts. On January 1, 2004,the Company adopted FIN 46 and the deconsolidation of Intervest Statutory Trust I and II, which were formed prior to FIN 46, increased both the Company's total assets and borrowed funds previously reported at December 31, 2003 by $968,000, but had no effect on net income, stockholders' equity and regulatory capital.

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

Intervest Mortgage Corporation is a mortgage investment company engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage and junior mortgage loans. Intervest Mortgage Corporation issues debentures to provide funding for its business. Intervest Mortgage Corporation also provides loan origination services to the Bank.

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

Intervest Statutory Trust I, II, III and IV were formed in December 2001, September 2003, March 2004 and September 2004, respectively. Each was formed for the sole purpose of issuing and administering capital securities as discussed in note  7  herein.  The  Trusts  do  not  conduct  any  trade  or  business.

NOTE 3  - LOANS RECEIVABLE
Loans  receivable  is  summarized  as  follows:

                                           At September 30, 2004        At December 31, 2003
                                         -----------------------------------------------------
($in thousands)                          # of Loans      Amount      # of Loans     Amount
----------------------------------------------------------------------------------------------

Commercial real estate loans                    231  $     523,924          184  $    344,071
Residential multifamily loans                   246        400,630          210       310,650
Land development and other land loans            11         22,932            6        20,526
Residential 1-4 family loans                      4            984           26         1,628
Commercial business loans                        23          1,134           28         1,662
Consumer loans                                   15            294           16           319
----------------------------------------------------------------------------------------------
Loans receivable                                530        949,898          470       678,856
----------------------------------------------------------------------------------------------
Deferred loan fees                                         (10,897)                    (7,731)
----------------------------------------------------------------------------------------------
Loans receivable, net of deferred fees                     939,001                    671,125
----------------------------------------------------------------------------------------------
Allowance for loan losses                                  (10,008)                    (6,580)
----------------------------------------------------------------------------------------------
Loans receivable, net                                $     928,993               $    664,545
----------------------------------------------------------------------------------------------

At September 30, 2004, $5,226,000 of loans were on a nonaccrual status, compared to $8,474,000 at December 31, 2003. These loans were considered impaired under the criteria of SFAS No.114. but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded the Company's recorded investment. At September 30, 2004 and December 31, 2003, there were no other impaired loans or loans ninety days past due and still accruing interest.

Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $140,000 for the quarter and nine-month period ended September 30, 2004, compared to $180,000 for the same periods of 2003. The average balance of nonaccrual (impaired) loans for the quarter and nine-month period ended September 30, 2004 was $2,199,000 and $2,611,000, respectively. The average balance of impaired loans for the quarter and nine-months ended
September  30,  2003  was  $8,474,000  and  $2,432,000,  respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:


                                  Quarter Ended   September 30,     Nine-Months Ended September 30,
                                  -------------------------------------------------------------------
($in thousands)                        2004            2003             2004              2003
-----------------------------------------------------------------------------------------------------
Balance at beginning of period    $        8,941  $        5,385  $          6,580  $           4,611
Provision charged to operations            1,067             602             3,428              1,376
-----------------------------------------------------------------------------------------------------
Balance at end of period          $       10,008  $        5,987  $         10,008  $           5,987
-----------------------------------------------------------------------------------------------------

NOTE 5 - DEPOSITS

Scheduled maturities of certificates of deposit accounts are as follows:

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------
NOTE 5 - DEPOSITS, CONTINUED

                             At September 30, 2004   At December 31, 2003
                           ---------------------------------------------------

                                       Wtd-Avg                   Wtd-Avg
($in thousands)            Amount      Stated Rate    Amount     Stated Rate
------------------------------------------------------------------------------
Within one year            $  259,683          2.75%  $ 182,693          2.75%
Over one to two years         134,280          3.35      90,936          3.64
Over two to three years       102,701          4.64      30,094          4.43
Over three to four years       63,110          4.16      89,085          4.83
Over four years               155,040          4.42      74,351          4.20
------------------------------------------------------------------------------
                           $  714,814          3.62%  $ 467,159          3.66%
------------------------------------------------------------------------------

NOTE 6 - SUBORDINATED DEBENTURES AND MORTGAGE NOTE PAYABLE
Subordinated  debentures  and  mortgage  note payable are summarized as follows:

($in thousands)                                                                At Sep 30, 2004   At Dec 31, 2003
-----------------------------------------------------------------------------------------------------------------

INTERVEST MORTGAGE CORPORATION:
Series 05/12/95 - interest at 2% above prime (1) - due April 1, 2004           $              -  $          9,000
Series 10/19/95 - interest at 2% above prime (1) - due October 1, 2004                    9,000             9,000
Series 05/10/96 - interest at 2% above prime (1) - due April 1, 2005                     10,000            10,000
Series 10/15/96 - interest at 2% above prime (1) - due October 1, 2005                    5,500             5,500
Series 04/30/97 - interest at 1% above prime (1) - due October 1, 2005                    8,000             8,000
Series 11/10/98 - interest at 9% fixed           - due January 1, 2005                    2,600             2,600
Series 06/28/99 - interest at 8 1/2 % fixed      - due July 1, 2004                           -             2,000
Series 06/28/99 - interest at 9% fixed           - due July 1, 2006                       2,000             2,000
Series 09/18/00 - interest at 8 1/2 % fixed      - due January 1, 2006                    1,250             1,250
Series 09/18/00 - interest at 9% fixed           - due January 1, 2008                    1,250             1,250
Series 08/01/01 - interest at 7 1/2 % fixed      - due April 1, 2005                      1,750             1,750
Series 08/01/01 - interest at 8% fixed           - due April 1, 2007                      2,750             2,750
Series 08/01/01 - interest at 8 1/2 % fixed      - due April 1, 2009                      2,750             2,750
Series 01/17/02 - interest at 7 1/4 % fixed      - due October 1, 2005                    1,250             1,250
Series 01/17/02 - interest at 7 1/2 % fixed      - due October 1, 2007                    2,250             2,250
Series 01/17/02 - interest at 7 3/4 % fixed      - due October 1, 2009                    2,250             2,250
Series 08/05/02 - interest at 7 1/4 % fixed      - due January 1, 2006                    1,750             1,750
Series 08/05/02 - interest at 7 1/2 % fixed      - due January 1, 2008                    3,000             3,000
Series 08/05/02 - interest at 7 3/4 % fixed      - due January 1, 2010                    3,000             3,000
Series 01/21/03 - interest at 6 3/4 % fixed      - due July 1, 2006                       1,500             1,500
Series 01/21/03 - interest at 7 % fixed          - due July 1, 2008                       3,000             3,000
Series 01/21/03 - interest at 7 1/4 % fixed      - due July 1, 2010                       3,000             3,000
Series 07/25/03 - interest at 6 1/2 % fixed      - due October 1, 2006                    2,500             2,500
Series 07/25/03 - interest at 6 3/4 % fixed      - due October 1, 2008                    3,000             3,000
Series 07/25/03 - interest at 7 % fixed          - due October 1, 2010                    3,000             3,000
Series 11/28/03 - interest at 6 1/4 % fixed      - due April 1, 2007                      2,000                 -
Series 11/28/03 - interest at 6 1/2 % fixed      - due April 1, 2009                      3,500                 -
Series 11/28/03 - interest at 6 3/4 % fixed      - due April 1, 2011                      4,500                 -
Series 06/07/04 - interest at 6 1/4 % fixed      - due January 1, 2008                    2,500                 -
Series 06/07/04 - interest at 6 1/2 % fixed      - due January 1, 2010                    4,000                 -
Series 06/07/04 - interest at 6 3/4 % fixed      - due January 1, 2012                    5,000                 -
                                                                               ----------------------------------
                                                                                         97,850            87,350
INTERVEST BANCSHARES CORPORATION:
Series 05/14/98 - interest at 8% fixed           - due July 1, 2008                       4,710             4,840
Series 12/15/00 - interest at 8 1/2 % fixed      - due April 1, 2006                      1,250             1,250
Series 12/15/00 - interest at 9% fixed           - due April 1, 2008                      1,250             1,250
                                                                               ----------------------------------
                                                                                          7,210             7,340
INTERVEST NATIONAL BANK:
Mortgage note payable (2) - interest at 7% fixed  - due February 1, 2017                    246               255
-----------------------------------------------------------------------------------------------------------------
                                                                               $        105,306  $         94,945
-----------------------------------------------------------------------------------------------------------------

(1)  Prime  represents  prime  rate  of  JPMorganChase  Bank,  which was 4.75% on September 30, 2004 and 4.00% at
December  31,  2003.  The  floating  -rate debentures have a maximum interest rate of 12%. (2) The note cannot be prepaid  except  during  the  last  year  of  its  term.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

NOTE 6  - SUBORDINATED DEBENTURES AND MORTGAGE NOTE PAYABLE, CONTINUED

In January 2004, Intervest Mortgage Corporation issued $10,000,000 of its Series 11/28/03 debentures for net proceeds, after offering costs, of $9,252,000. In July 2004, Intervest Mortgage Corporation issued $11,500,000 of its Series 6/7/04 debentures for net proceeds, after offering costs, of $10,672,000.

On March 1, 2004, Intervest Mortgage Corporation's Series 5/12/95 debentures due April 1, 2004 were redeemed for $9,000,000 of principal and $2,749,000 of accrued interest. On May 1, 2004, Intervest Mortgage Corporation's Series 6/28/99 debentures due July 1, 2004 were redeemed for $2,000,000 of principal and $980,000 of accrued interest.

Interest is paid quarterly on Intervest Mortgage Corporation's debentures except for the following debentures: $1,950,000 of Series 10/19/95; $1,980,000 of Series 5/10/96; all of Series 11/10/98, 6/28/99, 9/18/00; $770,000 of Series
8/01/01; $270,000 of Series 1/17/02; $1,520,000 of Series 8/05/02; $1,750,000 of
Series 11/28/03; and $1,910,000 of Series 6/7/04, which accrue and compound interest quarterly, with such interest due and payable at maturity. Any holder of Series 10/19/95 and 5/10/96 debentures whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and thereafter receive regular interest payments quarterly.

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

Intervest Mortgage Corporation has filed a registration statement related to an offering of additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $14,000,000 will be issued.

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

At September 30, 2004, interest accrues and compounds quarterly on $4,040,000 of the convertible debentures at the rate of 8% per annum, while $670,000 of the debentures pay interest quarterly at the rate of 8% per annum. All accrued interest is due and payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year elect to be paid all accrued interest and to thereafter receive regular payments of interest quarterly. All of the Holding Company's debentures may be redeemed, in whole or in part, at any time at the option of the Holding Company for face value.

Scheduled contractual maturities as of September 30, 2004 are as follows:

($in thousands)                                Principal   Accrued Interest
----------------------------------------------------------------------------
For the three-months ended December 31, 2004   $    9,004  $           3,523
For the year ended December 31, 2005               29,116              3,768
For the year ended December 31, 2006               10,269              1,716
For the year ended December 31, 2007                7,022                111
For the year ended December 31, 2008               18,735              3,227
Thereafter                                         31,160                315
----------------------------------------------------------------------------
                                               $  105,306  $          12,660
----------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

NOTE 7 - SUBORDINATED DEBENTURES - CAPITAL SECURITIES

Capital Securities (commonly referred to as Trust Preferred Securities) are summarized as follows:

                                                              At September  30, 2004        At December 31, 2003
                                                            --------------------------  --------------------------------
                                                                            Accrued                             Accrued
($in thousands)                                              Principal     Interest           Principal        Interest
------------------------------------------------------------------------------------------------------------------------
Capital Securities I -  debentures due December 18, 2031    $    15,464  $         441  $              15,464  $      58
Capital Securities II - debentures due September 17, 2033        15,464             41                 15,464         39
Capital Securities III - debentures due March 17, 2034           15,464             35                      -          -
Capital Securities IV - debentures due Sepetmber 20, 2034        15,464             29                      -          -
------------------------------------------------------------------------------------------------------------------------
                                                            $    61,856  $         546  $              30,928  $      97
------------------------------------------------------------------------------------------------------------------------

The Capital Securities are obligations of the Holding Company's wholly owned statutory business trusts, Intervest Statutory Trust I, II, III and IV. Each Trust was formed with a capital contribution of $464,000 from the Holding Company and for the sole purpose of issuing and administering Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire the Holding Company's Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities qualify as regulatory capital (see note 10).

The sole assets of the Trusts, the obligors on the Capital Securities, are the Junior Subordinated Debentures. In addition, for each Trust, the Holding Company has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities.
Issuance  costs  of  $469,000,  $444,000,  $444,000 and $216,000 associated with
Capital Securities I, II, III and IV, respectively, have been capitalized and are being amortized over the life of the securities using the straight-line method.

Interest payments on the Junior Subordinated Debentures (and the corresponding distributions on the Capital Securities) are payable in arrears as follows:
Capital  Securities  I  -  semi-annually  at the fixed rate of 9.875% per annum;
Capital Securities II - quarterly at the fixed rate of 6.75% per annum for the first five years and thereafter at the rate of 2.95% over 3 month libor; Capital Securities III - quarterly at the fixed rate of 5.88% per annum for the first five years and thereafter at the rate of 2.79% over 3 month libor; and Capital Securities IV - quarterly at the fixed rate of 6.20% per annum for the first five years and thereafter at the rate of 2.40% over 3 month libor. Interest payments may be deferred at any time and from time to time during the term of the Junior Subordinated Debentures at the election of the Company for up to 20 consecutive quarterly periods (5 years). There is no limitation on the number of extension periods the Company may elect; provided, however, no deferral period may extend beyond the maturity date of the Junior Subordinated Debentures. During an interest deferral period, interest will continue to accrue on the Junior Subordinated Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, the Company will be obligated to pay all interest then accrued and unpaid on the Junior Subordinated Debentures.

All  of  the  Capital Securities are subject to mandatory redemption as follows:
(i) in whole, but not in part, upon repayment of the Junior Subordinated Debentures at stated maturity or earlier, at the option of the Holding Company, within 90 days following the occurrence and continuation of certain changes in the tax or capital treatment of the Capital Securities, or a change in law such that the Trust would be considered an investment company, contemporaneously with the redemption by the Holding Company of the Junior Subordinated Debentures; and
(ii) in whole or in part at any time on or after December 18, 2006 for Capital Securities I, September 17, 2008 for Capital Securities II, March 17, 2009 for Capital Securities III, and September 20, 2009 for Capital Securities IV contemporaneously with the optional redemption by the Holding Company of the Junior Subordinated Debentures in whole or in part. Any redemption would be subject to the receipt of regulatory approvals.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

NOTE 8 - COMMON STOCK WARRANTS

At September 30, 2004, the Holding Company had 696,465 common stock warrants outstanding that entitle its holder, the Chairman of the Holding Company, to purchase one share of common stock for each warrant. All warrants are currently exercisable.

Data concerning common stock warrants is as follows:

                                                              Exercise Price Per Warrant      Total        Wtd-Avg
                                                           -------------------------------

Class A Common Stock Warrants:                             $       6.67  $          10.01   Warrants   Exercise Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2003                                501,465            42,510    543,975   $          6.93
Exercised during 2004                                                 -           (42,510)   (42,510)  $         10.01
-----------------------------------------------------------------------------------------------------
Outstanding at September 30, 2004                               501,465                 -    501,465   $          6.67
-----------------------------------------------------------------------------------------------------
Remaining contractual life in years at September 30, 2004           2.3                 -        2.3
-----------------------------------------------------------------------------------------------------

(1)  The  holders  of the 42,510 warrants outstanding at December 31, 2003 presented these warrants to the Company for exercise  prior  to  the  expiration  date  of  December  31,  2003. The resulting shares were issued in January 2004.

                                                              Exercise Price Per Warrant    Total        Wtd-Avg
                                                           ------------------------------

Class B Common Stock Warrants:                             $        6.67  $         10.00  Warrants  Exercise Price
--------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2003 and September 30, 2004          145,000           50,000   195,000  $          7.52
---------------------------------------------------------------------------------------------------
Remaining contractual life in years at September 30, 2004            3.3              3.3       3.3
--------------------------------------------------------------------------------------------------------------------

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

Compensation expense recorded in connection with common stock warrants is summarized as follows:

                                                                   Quarter Ended    Nine-Months Ended
                                                                   September 30,       September 30,
                                                              ------------------------------------------
($in thousands)                                                   2004       2003      2004         2003
--------------------------------------------------------------------------------------------------------
Compensation expense recorded in connection with vesting
     of Class B common stock warrants during the period       $      -  $       6  $      9  $        19
Compensation expense recorded in connection with
    Class A common stock warrants whose terms were modified          -         96         -          290
--------------------------------------------------------------------------------------------------------
                                                              $      -  $     102  $      9  $       309
--------------------------------------------------------------------------------------------------------

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

NOTE 9 - EARNINGS PER SHARE (EPS) , CONTINUED

Net  earnings  applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per  share  computations  are  summarized  in  the  table  that  follows:

                                                                             Quarter Ended        Nine-Months Ended
                                                                              September 30,          September 30,
                                                                         ----------------------------------------------
($in thousands, except share and per share amounts)                         2004        2003        2004        2003
-----------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
  Net earnings applicable to common stockholders                         $    3,152  $    2,531  $    8,392  $    6,898
  Average number of common shares outstanding                             6,048,075   4,894,436   6,046,339   4,771,323
-----------------------------------------------------------------------------------------------------------------------
Basic net earnings per share amount                                      $     0.52  $     0.52  $     1.39  $     1.45
-----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
  Net earnings applicable to common stockholders                         $    3,152  $    2,531  $    8,392  $    6,898
  Adjustment to net earnings from assumed conversion of debentures (1)           83         115         247         346
                                                                         ----------------------------------------------
  Adjusted net earnings for diluted earnings per share computation       $    3,235  $    2,646  $    8,639  $    7,244
                                                                         ----------------------------------------------
Average number of common shares outstanding:
  Common shares outstanding                                               6,048,075   4,894,436   6,046,339   4,771,323
  Potential dilutive shares resulting from exercise of warrants (2)         243,435     411,446     247,974     335,353
  Potential dilutive shares resulting from conversion of debentures (3)     605,217     966,281     603,071     966,281
                                                                         ----------------------------------------------
Total average number of common shares outstanding used for dilution       6,896,727   6,272,163   6,897,384   6,072,957
-----------------------------------------------------------------------------------------------------------------------
Diluted net earnings per share amount                                    $     0.47  $     0.42  $     1.25  $     1.19
-----------------------------------------------------------------------------------------------------------------------

(1)  Represents  interest  expense  on dilutive convertible debentures, net of taxes, that would not occur if they were assumed  converted.
(2)  All outstanding warrants were considered for the EPS computations.
(3)  Convertible  debentures  (principal  and  accrued  interest)  outstanding  at September 30, 2004 and 2003 totaling
     $7,328,000 and $9,672,000, respectively, were convertible into common stock at a price of $12.00 per share in 2004 and $10.01 per share in 2003 and resulted in additional common shares (based on average balances outstanding)

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

At September 30, 2004, the actual capital of the Bank on a percentage basis was as follows:

                                                               Actual     Minimum     To Be Considered
                                                               Ratios   Requirement   Well Capitalized
                                                               -------  ------------  -----------------
     Total capital to risk-weighted assets                     12.95%         8.00%             10.00%
     Tier 1 capital to risk-weighted assets                    11.87%         4.00%              6.00%
     Tier 1 capital to total average assets - leverage ratio   10.03%         4.00%              5.00%

At September 30, 2004, the actual capital of the Company (consolidated) on a percentage basis was as follows:

                                                              Actual     Minimum     To Be Considered
                                                              Ratios   Requirement   Well Capitalized
                                                              -------  ------------  ----------------
     Total capital to risk-weighted assets                     14.61%         8.00%  NA
     Tier 1 capital to risk-weighted assets                    10.53%         4.00%  NA
     Tier 1 capital to total average assets - leverage ratio    9.04%         4.00%  NA

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

NOTE 10 - REGULATORY CAPITAL, CONTINUED

At September 30, 2004, the Company has $60,000,000 of qualifying capital securities outstanding (which represents total debentures of $61,856,000 issued to the Trusts by the Holding Company net of the Holding Company's investments in those Trusts aggregating $1,856,000) that are includable for regulatory capital computations.

The Federal Reserve has reviewed the regulatory implications of the accounting treatment changes brought about by FIN 46 and in May 2004, the Board of Governors of the Federal Reserve System issued a proposed rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies
(BHC), but with stricter quantitative limits and clearer qualitative standards. The proposal would provide a three-year transition period for BHCs to meet the new, stricter limitations within regulatory capital by proposing that the limits on restricted core capital elements become fully effective as of March 31, 2007. During the interim, BHCs with restricted core capital elements in excess of these limits must consult with the Federal Reserve on a plan for ensuring that the banking organization is not unduly relying upon these elements in its capital base and, where appropriate, for reducing such reliance.

Until March 31, 2007, BHCs generally must comply with the current Tier 1 capital limits. That is, BHCs generally should calculate their Tier 1 capital on a basis that limits the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities to 25 percent of the sum of qualifying common stockholder's equity, qualifying noncumulative and cumulative perpetual preferred stock (including related surplus), qualifying minority interest in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities. Amounts of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities in excess of this limit may be included in Tier 2 capital.

Beginning March 31, 2007, qualifying cumulative perpetual preferred stock and trust preferred securities, as well as certain types of minority interest, are limited to 25 percent of the sum of core capital elements net of goodwill. Since the Holding Company currently does not have any goodwill, this proposed rule would have no effect on its current calculation of Tier 1 regulatory capital.

Beginning March 31, 2007, the excess amounts of restricted core capital elements in the form of qualifying trust preferred securities included in Tier 2 capital are limited to 50 percent of Tier 1 capital (net of goodwill). Amounts of these instruments in excess of this limit, although not included in Tier 2 capital, will be taken into account in the overall assessment of an organization's funding and financial condition.

The proposed rule also provides that in the last five years before the underlying subordinated note matures, the associated trust preferred securities must be treated as limited-life preferred stock. Thus, in the last five years of the life of the note, the outstanding amount of trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital, subject, together with subordinated debt and other limited-life preferred stock, to a limit of 50 percent of Tier 1 capital. During this period, the trust preferred securities will be amortized out of Tier 2 capital by one-fifth of the original amount (less redemptions) each year and excluded totally from Tier 2 capital during the last year of life of the underlying note.

As of September 30, 2004, assuming the Company no longer included the Capital Securities issued by Intervest Statutory Trust I, II, II and IV in Tier 1 Capital, the Company would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action.

Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At September 30, 2004, Intervest Securities Corporation's net capital was $483,000.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" (SAB 105). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. Currently, loan commitments that the Company enters into would not be required to be accounted for as derivative instruments under SAB 105.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

In March 2004, the Emerging Issues Task Force of the FASB reached consensus opinions regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. The consensus opinions are detailed in Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. For the quarter ended September 30, 2004, the Company has determined that it has the ability and intent to hold its investments classified as held to maturity for a period of time sufficient for the fair value of the securities to recover.



                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     Hacker, Johnson & Smith, P.A., P.C., the Company's independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2004 and for the three- and nine-month periods ended September 30, 2004 and 2003 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board. As part of Hacker, Johnson & Smith, P.A., P.C.'s review, Eisner, LLP was relied upon for their limited review of Intervest Mortgage Corporation, a wholly owned subsidiary of the Company.

     Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of September 30, 2004 and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2004 and 2003, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We were furnished the reports of the other auditor on their reviews of the interim financial information of Intervest Mortgage Corporation, whose total assets as of September 30, 2004 constituted 10.2% of the related consolidated total, and whose net interest income, noninterest income and net earnings for the three- and nine-month periods then ended, constituted 6.9%, 10.4%, and 20.4%; and 6.4%, 14.3% and 19.8%, respectively, and whose net interest income, noninterest income and net earnings for the three- and nine-month periods ended September 30, 2003, constituted 10.9%, 9.9%, and 20.1%; and 10.5%, 13.6% and
18.5%,  respectively,  of  the  related  consolidated  totals.

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


/s/ Hacker, Johnson & Smith, P.A., P.C.
---------------------------------------------
HACKER, JOHNSON & SMITH, P.A.,P.C.
Tampa, Florida
November 8, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

We have reviewed the condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of September 30, 2004 and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2004 and 2003, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the nine-months ended September 30, 2004 and 2003 (all of which are not presented separately herein). These interim financial statements are the responsibility of the Company's management.

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



/s/ Eisner, LLP
-----------------
EISNER,LLP
New York, New York
October 20, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL
                                     -------

At September 30, 2004, Intervest Bancshares Corporation has three wholly owned consolidated subsidiaries - Intervest National Bank, Intervest Mortgage Corporation and Intervest Securities Corporation (hereafter referred to collectively as the "Company" on a consolidated basis). Intervest Bancshares Corporation and Intervest National Bank may be referred to individually as the "Holding Company" and the "Bank," respectively. Intervest Bancshares Corporation also has four wholly owned unconsolidated subsidiaries, Intervest Statutory Trust I, II, III and IV. For a discussion of the Company's business, see note 2 to the condensed consolidated financial statements in this report.

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

The Company's profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. The Company's loan portfolio has historically been concentrated in commercial real estate and multifamily mortgage loans. The properties underlying the Company's mortgages are also concentrated in New York State and the State of Florida. Many of the New York properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents. Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas the properties are located, as well as the Company's underwriting standards. Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of income-producing properties. Additionally, terrorist acts, such as those that occurred on September 11, 2001, armed conflicts, such as the recent Gulf War, and natural disasters, such as hurricanes, may have an adverse impact on economic conditions.

  COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
  -----------------------------------------------------------------------------

OVERVIEW
--------

Total assets at September 30, 2004 increased to $1,269,256,000, from $911,523,000 at December 31, 2003. Total liabilities at September 30, 2004 increased to $1,184,846,000, from $836,138,000 at December 31, 2003, and stockholders' equity increased to $84,410,000 at September 30, 2004, from $75,385,000 at year-end 2003. Book value per common share increased to $13.96 per share at September 30, 2004, from $12.59 at December 31, 2003.

On January 1, 2004, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") as revised in December 2003. FIN 46 requires bank holding companies that have used controlled business trusts to raise financing by issuing trust preferred securities to deconsolidate their investments in those trusts. The adoption of FIN 46 resulted in the deconsolidation of the Company's common stock investment in Intervest Statutory I and Intervest Statutory II, which increased both the Company's total assets and borrowed funds previously reported at December 31, 2003 by $968,000 , but had no effect on net income, stockholders' equity and regulatory capital.

Selected balance sheet information as of September 30, 2004 follows:



                                                          Intervest    Intervest    Intervest      Inter-
                                               Holding    National     Mortgage    Securities     Company
($in thousands)                                Company      Bank         Corp.        Corp.     Amounts (1)    Combined
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                     $  3,085   $   30,476   $   18,706   $       490  $    (5,619)  $   47,138
Security investments                                 -      259,982            -             -            -      259,982
Loans receivable, net of deferred fees          15,792      814,291      108,918             -            -      939,001
Allowance for loan losses                          (85)      (9,591)        (332)            -            -      (10,008)
Investment in consolidated subsidiaries        132,790            -            -             -     (132,790)           -
All other assets                                 5,414       22,066        5,724             -          (61)      33,143
-------------------------------------------------------------------------------------------------------------------------
Total assets                                  $156,996   $1,117,224   $  133,016   $       490  $  (138,470)  $1,269,256
-------------------------------------------------------------------------------------------------------------------------
Deposits                                      $      -   $  982,267   $        -   $         -  $    (5,875)  $  976,392
Borrowed funds and related interest payable     72,285          246      107,837             -            -      180,368
All other liabilities                              301       25,236        2,347             7          195       28,086
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                               72,586    1,007,749      110,184             7       (5,680)   1,184,846
-------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                            84,410      109,475       22,832           483     (132,790)      84,410
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity    $156,996   $1,117,224   $  133,016   $       490  $  (138,470)  $1,269,256
-------------------------------------------------------------------------------------------------------------------------


(1)   All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit  accounts  and  investments.


A comparison of selected balance sheet information as of September 30, 2004 and December 31, 2003 follows:

                                                                     At September 30, 2004      At December 31, 2003
                                                                 ---------------------------  ------------------------
                                                                   Carrying        % of       Carrying       % of
($in thousands)                                                     Value      Total Assets     Value    Total Assets
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                        $     47,138           3.7%  $  64,128           7.0%
Security investments                                                  259,982          20.5     155,898          17.1
Loans receivable, net of deferred fees and loan loss allowance        928,993          73.2     664,545          72.9
All other assets                                                       33,143           2.6      26,952           3.0
----------------------------------------------------------------------------------------------------------------------
Total assets                                                     $  1,269,256         100.0%  $ 911,523         100.0%
----------------------------------------------------------------------------------------------------------------------
Deposits                                                         $    976,392          76.9%  $ 675,513          74.1%
Borrowed funds and related interest payable                           180,368          14.2     140,383          15.4
All other liabilities                                                  28,086           2.2      20,242           2.2
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                   1,184,846          93.3     836,138          91.7
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                   84,410           6.7      75,385           8.3
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $  1,269,256         100.0%  $ 911,523         100.0%
----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------

Cash and cash equivalents decreased to $47,138,000 at September 30, 2004, from $64,128,000 at December 31, 2003, due to the partial deployment of those funds into loans and securities.

SECURITY INVESTMENTS
--------------------

Securities held to maturity increased to $255,340,000 at September 30, 2004, from $152,823,000 at December 31, 2003. The increase was due to new purchases exceeding maturities and early calls during the period. The Company continues to invest in short-term (1-5 year) U.S government agency debt obligations to emphasize liquidity and to target Intervest National Bank's loan-to-deposit ratio at approximately 80%. The investment portfolio at September 30, 2004 had a weighted-average remaining maturity of 2.1 years and a yield of 2.24%, compared to 1.75 years and a yield of 1.75% at December 31, 2003.

The Bank's total investment in the Federal Reserve Bank and the Federal Home Loan Bank of New York stock increased to $4,642,000 at September 30, 2004, from $3,075,000 at December 31, 2003, due to additional purchases of stock.

LOANS RECEIVABLE, NET OF DEFERRED FEES AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan losses, increased to $928,993,000 at September 30, 2004, from $664,545,000 at December 31, 2003. The growth reflected new originations of commercial real estate and multifamily mortgage loans, partially offset by principal repayments.

New loan originations totaled $139,019,000 in the third quarter of 2004 and $477,610,000 in the first nine months of 2004, compared to $123,937,000 and $289,232,000, respectively, for the same periods of 2003.

At September 30, 2004, $5,226,000 of loans were on a nonaccrual status, compared to $8,474,000 at December 31, 2003. These loans were considered impaired under the criteria of SFAS No.114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded the Company's recorded investment. At September 30, 2004 and December 31, 2003, there were no other impaired loans or loans ninety days past due and still accruing interest.

At September 30, 2004, the allowance for loan losses amounted to $10,008,000, compared to $6,580,000 at December 31, 2003. The allowance represented 1.07% of total loans (net of deferred fees) outstanding at September 30, 2004 and 0.98% at December 31, 2003. The increase in the allowance was due to provisions aggregating $3,428,000 during the period resulting largely from loan growth, which amounted to $271,042,000, as well as a decrease in the credit grade of two loans during the third quarter of 2004. For a further discussion of all the criteria the Company uses to determine the adequacy of the allowance, see pages 21 and 22 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ALL OTHER ASSETS
----------------

The following table sets forth the composition of the caption "All other assets" in the table on page 18:

                                            At September 30,   At December 31,
                                            -----------------  ----------------
($in thousands)                                   2004               2003
-------------------------------------------------------------------------------
Accrued interest receivable                 $           6,601  $          4,995
Loans fee receivable                                    7,556             5,622
Premises and equipment, net                             6,964             5,752
Deferred income tax asset                               4,564             2,960
Deferred debenture offering costs, net                  5,280             4,023
Investment in unconsolidated subsidiaries               1,856               928
All other                                                 322             2,672
-------------------------------------------------------------------------------
                                            $          33,143  $         26,952
-------------------------------------------------------------------------------

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

Premises and equipment increased due to net additions of $1,671,000 (almost all of which was leasehold improvements associated with new office space), partially offset by depreciation and amortization.

Deferred income tax asset relates primarily to the unrealized tax benefit on the Company's allowance for loan losses. The allowance has been expensed for financial statement purposes but it is currently not deductible for income tax purposes. Management believes that it is more likely than not that the Company's deferred tax asset will be realized and accordingly, a valuation allowance for deferred tax assets is not maintained. The increase in the deferred tax asset is a function of the increase in the allowance for loan losses during the period.

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The increase was due to a total of $2,203,000 of new costs associated with the issuance of both Intervest Mortgage Corporation's debentures and the Holding Company's Capital Securities. The additional costs was partially offset by normal amortization during the period.

The investment in unconsolidated subsidiaries consists of the Holding Company's $464,000 individual common stock investment in each of its unconsolidated subsidiary Intervest Statutory Trust I, II, II and IV.

DEPOSITS
--------

Deposits increased to $976,392,000 at September 30, 2004, from $675,513,000 at December 31, 2003, primarily reflecting increases in money market and certificate of deposit accounts of $48,219,000 and $247,655,000, respectively. At September 30, 2004, certificate of deposit accounts totaled
$714,814,000 and checking, savings and money market accounts aggregated $261,578,000. The same categories of deposit accounts totaled $467,159,000 and $208,354,000, respectively, at December 31, 2003. Certificate of deposit accounts represented 73% of total deposits at September 30, 2004 and 69% at December 31, 2003.

BORROWED FUNDS AND RELATED INTEREST PAYABLE
-------------------------------------------

At September 30, 2004, borrowed funds and related interest payable increased to $180,368,000, from $140,383,000 at year-end 2003. The increase was primarily due to the issuance of Series 11/28/03 and 6/7/04 debentures by Intervest Mortgage Corporation totaling $10,000,000 and $11,500,000, respectively, and the issuance of a total of $30,928,000 of debentures by the Holding company to its wholly owned unconsolidated subsidiaries, Intervest Statutory Trust III and IV. The new debentures were partially offset by the early repayments of Intervest Mortgage Corporation's Series 5/12/95 debentures due April 1, 2004 ($9,000,000 of principal and $2,749,000 of accrued interest) and Series 6/28/99 debentures due July 1, 2004 ($2,000,000 of principal and $980,000 of accrued interest). For further information on borrowed funds and related interest payable, see notes 6 and 7 to the condensed consolidated financial statements included in this report.

ALL OTHER LIABILITIES
---------------------

The table below sets forth the composition of the caption "All other liabilities" in the table on page 18 as follows:

                                       At September 30,   At December 31,
                                       -----------------  ----------------
($in thousands)                              2004               2003
--------------------------------------------------------------------------

Mortgage escrow funds payable          $          20,170  $         10,540
Official checks outstanding                        4,246             6,122
Accrued interest payable on deposits               1,502             1,080
All other                                          2,168             2,500
--------------------------------------------------------------------------
                                       $          28,086  $         20,242
--------------------------------------------------------------------------

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

STOCKHOLDERS' EQUITY
--------------------

Stockholders' equity increased to $84,410,000 at September 30, 2004, from $75,385,000 at year-end 2003 as follows:

($in thousands)                                                     Amount    Shares
--------------------------------------------------------------------------------------

Stockholders' equity at December 31, 2003                           $75,385  5,988,377
Net earnings for the period                                           8,392          -
Class A common stock warrants exercised                                 426     42,510
Convertible debentures converted at election of debenture holders       198     17,188
Compensation expense on warrants held by the Chairman                     9          -
--------------------------------------------------------------------------------------
Stockholders' equity at September 30, 2004                          $84,410  6,048,075
--------------------------------------------------------------------------------------

                         ASSET AND LIABILITY MANAGEMENT
                         ------------------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The Company does note engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps. The primary objective of the Company's asset/liability management strategy is to limit, within established guidelines, the adverse impact of changes in interest rates on its net interest income and capital.

The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. For a further discussion of the assumptions used in preparing the gap analysis, see pages 27 and 28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company's one-year positive interest rate sensitivity gap amounted to $108,803, or 8.6% of total assets, at September 30, 2004, compared to $118,124,000, or 13.0% at December 31, 2003

For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, the one-year gap would then change. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 23.7% at September 30, 2004, compared to a positive 29.6% at year-end 2003.

The table below summarizes interest-earning assets and interest-bearing liabilities as of September 30, 2004, that are scheduled to mature or reprice within the periods shown.

                                             0-3       4-12      Over 1-4    Over 4
                                             ---       ----      --------    ------
($in thousands)                            Months     Months      Years       Years       Total
--------------------------------------------------------------------------------------------------

Loans (1)                                 $258,701   $270,316   $ 265,729   $155,152   $  949,898
Securities held to maturity (2)             23,263     84,517     146,437      1,123      255,340
Short-term investments                      28,971          -           -          -       28,971
FRB and FHLB stock                           2,628          -           -      2,014        4,642
--------------------------------------------------------------------------------------------------
Total rate-sensitive assets               $313,563   $354,833   $ 412,166   $158,289   $1,238,851
--------------------------------------------------------------------------------------------------
Deposit accounts (3):
  Interest checking deposits              $ 14,072   $      -   $       -   $      -   $   14,072
  Savings deposits                          30,723          -           -          -       30,723
  Money market deposits                    210,433          -           -          -      210,433
  Certificates of deposit                   61,004    198,679     300,091    155,040      714,814
                                          --------------------------------------------------------
  Total deposits                           316,232    198,679     300,091    155,040      970,042
Debentures and mortgage note payable (1)    32,500      4,350      49,674     80,638      167,162
Accrued interest on debentures (1)           6,024      1,808       5,059        315       13,206
--------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities          $354,756   $204,837   $ 354,824   $235,993   $1,150,410
--------------------------------------------------------------------------------------------------
GAP (repricing differences)               $(41,193)  $149,996   $  57,342   $(77,704)  $   88,441
--------------------------------------------------------------------------------------------------
Cumulative GAP                            $(41,193)  $108,803   $ 166,145   $ 88,441   $   88,441
--------------------------------------------------------------------------------------------------
Cumulative GAP to total assets               (3.2)%       8.6%       13.1%       7.0%         7.0%
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

As a member of the FHLB and the FRB, the Bank can borrow from these institutions on a secured basis of up to $245,000,000 in aggregate at September 30, 2004 based on available collateral. The Bank has federal funds line of credit agreements with correspondent banks whereby it can borrow on an overnight, unsecured basis of up to $16,000,000 at September 30, 2004. No borrowing from these sources were outstanding at September 30, 2004.

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

The contractual amounts of the Company's off-balance sheet financial instruments is as follows:

                                  At             At
                                  --             --
                            September 30,   December 31,
                            --------------  -------------
($in thousands)                  2004           2003
---------------------------------------------------------

Unfunded loan commitments   $      115,388  $     123,791
Available lines of credit              858            825
Standby letters of credit              750            100
---------------------------------------------------------
                            $      116,996  $     124,716
---------------------------------------------------------

Management is not aware of any trends, known demand, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

   COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2004
   -----------------------------------------------------------------------------
                                    AND 2003
                                    --------
OVERVIEW
--------

Consolidated net earnings for the third quarter of 2004 increased $621,000, or 25%, to $3,152,000, from $2,531,000 for the same quarter of 2003, representing the highest quarterly earnings ever reported by the Company. Diluted earnings per share for the 2004 quarter was $0.47, compared to $0.42 in the 2003 quarter. The per share computation for 2004 includes a higher number of common shares outstanding resulting from the exercise of common stock warrants and conversion of debentures that occurred in the later part of 2003.

The increase in consolidated earnings for the third quarter of 2004 was primarily due to the continued growth in the Company's lending activities. Net interest and dividend income increased 27% or $1,541,000 from the prior year quarter while noninterest income also increased $439,000 in the current quarter. These revenue increases were partially offset by a $465,000 increase in the provision for loan losses, a $565,000 increase in income tax expense and a $329,000 increase in noninterest expenses.

Selected information regarding results of operations for the third quarter of 2004 follows:

                                                        Intervest   Intervest    Intervest      Inter-
                                             Holding    National     Mortgage   Securities     Company
($in thousands)                              Company      Bank        Corp.        Corp.     Amounts (1)   Consolidated
------------------------------------------------------------------------------------------------------------------------

Interest and dividend income                $    285   $   14,839   $    2,576  $         2  $       (47)  $      17,655
Interest expense                               1,099        7,221        2,075            -          (47)         10,348
                                            ----------------------------------------------------------------------------
Net interest and dividend income                (814)       7,618          501            2            -           7,307
Provision for loan losses                          -        1,061            6            -            -           1,067
Noninterest income                               125        1,248        1,322           63       (1,281)          1,477
Noninterest expenses                             120        2,648          619           35       (1,281)          2,141
                                            ----------------------------------------------------------------------------
Earnings before income taxes                    (809)       5,157        1,198           30            -           5,576
Provision for income taxes                      (374)       2,230          554           14            -           2,424
------------------------------------------------------------------------------------------------------------------------
Net earnings                                $   (435)  $    2,927   $      644  $        16  $         -   $       3,152
------------------------------------------------------------------------------------------------------------------------
Intercompany dividends (2)                       855         (855)           -            -            -               -
------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $    420   $    2,072   $      644  $        16  $         -   $       3,152
------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends
        for the same period of 2003         $     75   $    1,939   $      509  $         8  $         -   $       2,531
------------------------------------------------------------------------------------------------------------------------


(1)  All  significant  intercompany  balances  and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.
(2)  Dividends to the Holding Company from the Bank provide funds for the debt service on $60,000,000 of Capital
     Securities. The debt service is included in the Holding Company's interest expense. The proceeds from the Capital
     Securities are invested in the capital of the Bank.

NET INTEREST AND DIVIDEND INCOME
--------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest and dividend income increased to $7,307,000 in the third quarter of 2004, from $5,766,000 in the third quarter of 2003. The improvement was attributable to a $429,515,000 increase in average interest-earning assets resulting from continued growth in loans of $336,968,000 and a higher level of security and short-term investments aggregating $92,547,000. The growth in average assets was funded by $360,328,000 of new deposits, $41,124,000 of additional borrowed funds and a $21,889,000 increase in stockholders' equity (resulting from earnings and issuance of shares upon the exercise of common stock warrants and conversion of convertible debentures).

The Company's net interest margin decreased to 2.46% in the third quarter of 2004, from 3.03% in the third quarter of 2003. The decrease was due to the Company's yield on interest-earning assets decreasing at a faster pace than its cost of funds.

In a low interest rate environment, the yield on interest-earning assets decreased 82 basis points to 5.94% in the 2004 quarter due to lower rates on new mortgage loans originated as well as prepayments of higher-yielding loans, partially offset by higher yields earned on security and other short-term investments. The cost of funds decreased

32 basis points to 3.80% in the 2004 quarter due to lower rates paid on deposit accounts and the addition of new debentures with lower rates than existing ones.

Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $140,000 for the third quarter of 2004, compared to $180,000 for the same period of 2003. The average balance of nonaccrual loans for the third quarter of 2004 amounted to $2,199,000, compared to $8,474,000 in the 2003 quarter.

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


                                                   ---------------------------------------------------------------
                                                                             Quarter Ended
                                                   ---------------------------------------------------------------
                                                           September 30, 2004             September 30, 2003
                                                   --------------------------------  -----------------------------
                                                     Average     Interest   Yield/    Average    Interest   Yield/
($in thousands)                                    Balance      Inc./Exp.   Rate     Balance    Inc./Exp.   Rate
------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Loans (1)                                      $  942,342   $   16,428    6.94%  $605,374   $   12,172    7.98%
    Securities                                        216,463        1,137    2.09    121,674          609    1.99
    Other interest-earning assets                      24,566           90    1.46     26,808           64    0.95
------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       1,183,371   $   17,655    5.94%   753,856   $   12,845    6.76%
------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             15,204                          12,329
------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,198,575                        $766,185
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest checking deposits                     $   12,271   $       48    1.56%  $ 10,713   $       39    1.44%
    Savings deposits                                   31,572          142    1.79     32,108          145    1.79
    Money market deposits                             204,139          982    1.91    145,134          651    1.78
    Certificates of deposit                           667,933        5,986    3.57    368,707        3,715    4.00
------------------------------------------------------------------------------------------------------------------
Total deposit accounts                                915,915        7,158    3.11    556,662        4,550    3.24
------------------------------------------------------------------------------------------------------------------
  Fed funds purchased and FHLB Advances                 3,089           12    1.55          -            -       -
  Debentures and related interest payable             114,654        2,291    7.95    107,565        2,110    7.78
  Debentures - capital securities                      48,241          883    7.28     17,283          414    9.50
  Mortgage note payable                                   247            4    7.01        259            5    7.00
------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                  166,231        3,190    7.64    125,107        2,529    8.02
------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  1,082,146   $   10,348    3.80%   681,769   $    7,079    4.12%
------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            6,868                           5,793
Noninterest-bearing liabilities                        27,256                          18,207
Stockholders' equity                                   82,305                          60,416
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,198,575                        $766,185
------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $    7,307    2.14%             $    5,766    2.64%
------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $  101,225                 2.46%  $ 72,087                 3.03%
------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
    to total interest-bearing liabilities                1.09                            1.11
------------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (2)                           1.05%                           1.32%
  Return on average equity  (2)                         15.32%                          16.76%
  Noninterest expense to average assets (2)              0.71%                           0.95%
  Efficiency ratio (3)                                     24%                             27%
  Average stockholders' equity to average assets         6.87%                           7.89%
------------------------------------------------------------------------------------------------------------------

(1)  Includes nonaccrual loans, if any.
(2)  Annualized.
(3)  Defined  as  noninterest  expenses as a percentage of net interest income before the provision for loan losses plus  noninterest  income.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses increased $465,000 to $1,067,000 in the third quarter of 2004, from $602,000 in the third quarter of 2003. The higher provision was a function of loan growth, which amounted to $62,228,000 in the 2004 quarter versus $56,206,000 in the 2003 quarter, and a decrease in the credit grade of two loans during the third quarter of 2004.

NONINTEREST INCOME
------------------

Noninterest income increased $439,000 to $1,477,000 in the third quarter of 2004, from $1,038,000 in the third quarter of 2003. The higher income was primarily due to a $193,000 increase in income from the prepayment of mortgage loans and $170,000 of additional fee income from loan commitments that expired and were not funded. Income from the prepayment of mortgage loans consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases.

NONINTEREST EXPENSES
--------------------

Noninterest expenses increased $329,000 to $2,141,000 in the third quarter of 2004, from $1,812,000 in the third quarter of 2003. The increase was primarily due to increases in salary and employee benefits expense of $112,000, occupancy and equipment expenses of $153,000 and advertising expense of $42,000. These increases were partially offset by a decrease in data processing expenses of $61,000.

The Company's efficiency ratio, which is a measure of its ability to control expenses, was 24% for the third quarter of 2004 and represented the third best ratio as of March 31, 2004 among the 500 largest bank holding companies as reported by American Banker in their September 2, 2004 issue.

Salaries and employee benefits expense increased due to the following: $125,000 from normal salary increases, a higher cost of employee benefits and additional staff, and $103,000 from bonus payments to certain executives of the Company in connection with the sale of capital securities and leasing of new space in 2004, and $12,000 of additional commission expense. These items were partially offset by a $102,000 decrease in compensation from common stock warrants held by employees and directors, and a $26,000 decrease in compensation resulting from a higher level of SFAS No. 91 direct fee income (due to more loan originations). The Company had 66 fulltime employees at September 30, 2004 versus 60 at September 30, 2003.

Occupancy and equipment expense increased due to the leasing of larger office space. In May, Intervest Bancshares Corporation and its wholly owned subsidiaries, Intervest National Bank (New York office), Intervest Mortgage Corporation and Intervest Securities Corporation, completed their move to newly constructed offices on the entire fourth floor at One Rockefeller Plaza in New York City. Intervest Mortgage Corporation's lease obligation of approximately $22,000 per month on its former space at 10 Rockefeller Plaza expired in September 2004.

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

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes increased $565,000 to $2,424,000 in the third quarter of 2004, from $1,859,000 in the third quarter of 2003, primarily due to an increase in pre-tax income and a higher effective income tax rate. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.5% in the 2004 period, compared to 42.3% in the 2003 period. The higher rate is due to a larger portion of consolidated taxable income being generated from the Company's New York operations, which is taxed at higher income tax rate than its Florida operations.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004
--------------------------------------------------------------------------------
                                    AND 2003
                                    --------
OVERVIEW
--------

For the first nine months of 2004, consolidated net earnings amounted to $8,392,000, or $1.25 per diluted share, an increase of $1,494,000 from $6,898,000, or $1.19 per diluted share, reported in the first nine months of 2003. The per share computation for 2004 includes a higher number of common shares outstanding resulting from the exercise of common stock warrants and conversion of debentures that occurred in the later part of 2003.

The increase was due to growth in net interest and dividend income of $4,101,000 and an increase of $1,615,000 in noninterest income. These revenue increases were partially offset by a $2,052,000 increase in the provision for loan losses, a $1,541,000 increase in income tax expense and a $629,000 increase in noninterest expenses.

Selected information regarding results of operations for the nine-months ended September 30, 2004 follows:

                                                        Intervest   Intervest    Intervest      Inter-
                                             Holding    National     Mortgage   Securities     Company
($in thousands)                              Company      Bank        Corp.        Corp.     Amounts (1)   Consolidated
------------------------------------------------------------------------------------------------------------------------

Interest and dividend income                $    856   $   39,662   $    7,270  $         4  $      (153)  $      47,639
Interest expense                               3,046       18,555        5,981            -         (153)         27,429
                                            ----------------------------------------------------------------------------
Net interest and dividend income              (2,190)      21,107        1,289            4            -          20,210
Provision for loan losses                          7        3,281          140            -            -           3,428
Noninterest income                               276        3,431        3,599          119       (3,267)          4,158
Noninterest expenses                             307        7,324        1,662           78       (3,267)          6,104
                                            ----------------------------------------------------------------------------
Earnings before income taxes                  (2,228)      13,933        3,086           45            -          14,836
Provision for income taxes                    (1,029)       6,025        1,427           21            -           6,444
------------------------------------------------------------------------------------------------------------------------
Net earnings                                $ (1,199)  $    7,908   $    1,659  $        24  $         -   $       8,392
------------------------------------------------------------------------------------------------------------------------
Intercompany dividends (2)                     2,340       (2,340)           -            -            -               -
------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $  1,141   $    5,568   $    1,659  $        24  $         -   $       8,392
------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends
        for the same period of 2003         $    217   $    5,396   $    1,278  $         7  $         -   $       6,898
------------------------------------------------------------------------------------------------------------------------

(1)  All  significant  intercompany  balances  and transactions are eliminated in consolidation. Such amounts arise from intercompany  deposit  accounts  and  management  and  service  agreements.
(2)  Dividends  to  the  Holding  Company  from  the  Bank  provide funds for the debt service on $60,000,000 of Capital
     Securities.  The debt service is included in  the Holding Company's interest expense. The proceeds from the Capital
     Securities  are  invested  in  the  capital  of  the  Bank.

NET INTEREST AND DIVIDEND INCOME
--------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest and dividend income increased to $20,210,000 in the first nine months of 2004, from $16,109,000 in the same period of 2003. The improvement was attributable to a $330,480,000 increase in average interest-earning assets resulting from continued growth in loans of $273,320,000 and a higher level of security and short-term investments aggregating $57,160,000. The growth in average assets was funded by $265,768,000 of new deposits, $35,695,000 of additional borrowed funds and a $22,721,000 increase in stockholders' equity (resulting from earnings and issuance of shares upon the exercise of common stock warrants and conversion of convertible debentures).

The Company's net interest margin decreased to 2.57% in the first nine months of 2004, from 2.99% in the same period of 2003. The decrease was due to the Company's yield on interest-earning assets decreasing at a faster pace than its cost of funds.

In a low interest rate environment, the yield on interest-earning assets decreased 80 basis points to 6.05% in the 2004 period due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on security and other short-term investments. The cost of funds decreased 41 basis points to 3.83% in the 2004 period due to lower rates paid on deposit accounts and the addition of new debentures with lower rates than existing ones.

Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $140,000 for the first nine months of 2004, compared to $180,000 for the same period of 2003. The average balance of nonaccrual loans for the nine-month period of 2004 was $2,611,000, compared to $2,432,000 for the 2003 period.

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

                                                   ---------------------------------------------------------------
                                                                             Nine-Months Ended
                                                   ---------------------------------------------------------------
                                                            September 30, 2004             September 30, 2003
                                                   ---------------------------------  ----------------------------
                                                     Average     Interest   Yield/    Average    Interest   Yield/
($in thousands)                                      Balance    Inc./Exp.    Rate     Balance   Inc./Exp.    Rate
------------------------------------------------------------------------------------------------------------------

ASSETS
Interest-earning assets:
  Loans (1)                                        $  831,281   $   44,677    7.18%  $557,961   $   34,455    8.26%
  Securities                                          187,761        2,701    1.92    138,155        2,266    2.19
  Other interest-earning assets                        32,672          261    1.07     25,118          219    1.17
------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       1,051,714   $   47,639    6.05%   721,234   $   36,940    6.85%
------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             15,684                          13,793
------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,067,398                        $735,027
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest checking deposits                    $   10,891   $      126    1.55%  $ 11,229   $      140    1.67%
    Savings deposits                                  31,467          421    1.79     31,679          457    1.93
    Money market deposits                            187,058        2,561    1.83    141,842        2,043    1.93
    Certificates of deposit                          571,917       15,268    3.57    352,139       10,881    4.13
------------------------------------------------------------------------------------------------------------------
Total deposit accounts                               801,333       18,376    3.06    536,889       13,521    3.37
------------------------------------------------------------------------------------------------------------------
    Fed funds purchased and FHLB advances              1,165           13    1.49          -            -       -
    Debentures and related interest payable          111,043        6,622    7.97    103,456        6,134    7.93
    Debentures - capital securities                   42,723        2,405    7.52     15,769        1,162    9.85
    Mortgage note payable                                251           13    7.00        262           14    7.00
------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                 155,182        9,053    7.79    119,487        7,310    8.18
------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                   956,515   $   27,429    3.83%   656,376   $   20,831    4.24%
------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            6,630                           5,306
Noninterest-bearing liabilities                        24,791                          16,604
Stockholders' equity                                   79,462                          56,741
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,067,398                        $735,027
------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                        $   20,210    2.22%             $   16,109    2.61%
------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $   95,199                2.57%   $ 64,858                2.99%
------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
    to total interest-bearing liabilities               1.10                             1.10
------------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (2)                           1.05%                           1.25%
  Return on average equity  (2)                         14.08%                          16.21%
  Noninterest expense to average assets (2)              0.76%                           0.99%
  Efficiency ratio (3)                                     25%                             29%
  Average stockholders' equity to average assets         7.44%                           7.72%
------------------------------------------------------------------------------------------------------------------

(1) Includes nonaccrual loans, if any.
(2)  Annualized.
(3)  Defined  as  noninterest  expenses as a percentage of net interest income before the provision for loan losses plus  noninterest  income.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses increased $2,052,000 to $3,428,000 in the first nine months of 2004, from $1,376,000 in the same period of 2003. The higher provision was a function of loan growth, which amounted to $271,042,000 in the 2004 period, versus $143,502,000 in the 2003 period, as well as a decrease in the credit grade of two loans during the third quarter of 2004.

NONINTEREST INCOME
------------------

Noninterest income increased $1,615,000 to $4,158,000 in the first nine months of 2004, from $2,543,000 in the same period of 2003. The increase was primarily due to higher income of $1,046,000 from the prepayment of mortgage loans, a $266,000 increase in loan service charges and $148,000 of additional fee income from loan commitments that expired and were not funded.

NONINTEREST EXPENSES
--------------------

Noninterest expenses increased $629,000 to $6,104,000 in the first nine months of 2004, from $5,475,000 in the same period of 2003. The increase was due to increases in salary and employee benefits expense of $250,000, occupancy and equipment expenses of $340,000, director expenses of $109,000 and advertising expenses of $55,000. These increases were partially offset by decreases in data processing expenses of $143,000 and all other expenses of $65,000.

Salaries and employee benefits expense increased due to the following: $387,000 from normal salary increases, a higher cost of employee benefits and additional staff, $249,000 from bonus payments to certain executives of the Company in connection with the sale of capital securities and leasing of new space in 2004, and $40,000 of additional commission expense. These items were partially offset by a $300,000 decrease in compensation from common stock warrants held by employees and directors, and a $126,000 decrease in compensation resulting from a higher level of SFAS No. 91 direct fee income (due to more loan originations). The Company had 66 fulltime employees at September 30, 2004 versus 60 at September 30, 2003.

Occupancy and equipment expenses increased due to the leasing of larger office space. In May, Intervest Bancshares Corporation and its wholly owned subsidiaries, Intervest National Bank (New York office), Intervest Mortgage Corporation and Intervest Securities Corporation, completed their move to newly constructed offices on the entire fourth floor at One Rockefeller Plaza in New York City. Intervest Mortgage Corporation's lease obligation of approximately $22,000 per month on its former space at 10 Rockefeller Plaza expired in September 2004.

Director expenses increased due to higher fees paid to directors for each board and committee meeting attended beginning in September 2003.

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

All other expenses were lower due to a decrease of $49,000 in losses from transactional accounts and a decrease in foreclosed real estate expenses of $92,000, partial offset by increased travel expenses of $15,000.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes increased $1,541,000 to $6,444,000 in the first nine months of 2004, from $4,903,000 in the same period of 2003, due to higher pre-tax income and a higher effective income tax rate. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.4% in the 2004 period, compared to 41.5% in the 2003 period. The higher rate is due to a larger portion of consolidated taxable income being generated from the Company's New York operations, which is taxed at higher income tax rate than its Florida operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, foreign exchange, hedging activities, interest rate derivatives or interest rate swaps. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities, and the issuance of its debentures. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2003, which reflect changes in market prices and rates, can be found in note 20 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 2003.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)  Not Applicable
(b)  Not Applicable
(c)  Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
(a)  Not Applicable
(b)  Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)  Not Applicable
(b)  Not Applicable
(c)  Not Applicable
(d)  Not Applicable

ITEM 5. OTHER INFORMATION
(a) In November 2004, Intervest National Bank, the Company's subsidiary, entered into employment agreements with Mr. Keith A. Olsen, Mr. Raymond C. Sullivan and Mr. John J. Arvonio. Those agreements are filed herein as Exhibits 10.3, 10.4 and 10.5, respectively.
(b)  Not Applicable

ITEM 6. EXHIBITS
     The following exhibits are filed as part of this report.

     4.10 -  Form  of  Indenture  between  the  Company, as Issuer, and U.S Bank
          National  Association,  as  Trustee,  dated  as  of  March  17,  2004.

     4.11 - Form of Indenture between the Company, as Issuer, and Wilmington Trust Company, as Trustee, dated as of September 20, 2004.

     10.0 - Employment and Supplemental Benefits Agreement between the Company and Jerome Dansker dated as of July 1, 2004.

     10.1 - Employment and Supplemental Benefits Agreement between the Company and Lowell S. Dansker dated as of July 1, 2004.

     10.2 - Employment and Supplemental Benefits Agreement between the Company and Lawrence G. Bergman dated as of July 1, 2004.

     10.3 - Employment Agreement between Intervest National Bank, the Company's subsidiary and Keith A. Olsen dated as of November 9, 2004.

     10.4 - Employment Agreement between Intervest National Bank, the Company's subsidiary and Raymond C. Sullivan dated as of November 10, 2004.

     10.5 - Employment Agreement between Intervest National Bank, the Company's subsidiary and John J. Arvonio dated as of November 10, 2004.

     31.0 - Certification of the principal executive and financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

     32.0 - Certification of the principal executive and financial officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

Date: November 10, 2004          By: /s/ Lowell S. Dansker
                                     -------------------------------
                                     Lowell S. Dansker, Vice Chairman,
                                     President and Treasurer
                                     (Principal Executive and Financial Officer)



Date: November 10, 2004          By: /s/ Lawrence G. Bergman
                                     ------------------------------
                                     Lawrence G. Bergman, Vice President
                                     and Secretary