Form 10-K
period 2004-12-31
INTERVEST BANCSHARES CORP
filed 2005-03-28
CIK 927807

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                             -----------------

                        Commission File Number 000-23377
                                               ---------

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-3699013
--------------------------------------  ----------------------------------------
(State or other jurisdiction             (I.R.S. employer identification no.)
        of incorporation)

                        ONE ROCKEFELLER PLAZA, SUITE 400
                          NEW YORK, NEW YORK 10020-2002
                    ----------------------------------------
                    (Address of principal executive offices)

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

                 Class A Common Stock, par value $1.00 per share
                 -------------------------------------------------
                                 (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes _  No X.
          -

On the close of business on June 30, 2004, there were 5,663,075 shares of the Registrant's Class A common stock and 385,000 shares of its Class B common stock issued and outstanding.

The aggregate market value of 3,066,178 shares of the Registrant's Class A common stock on the close of business June 30, 2004, which excludes 2,596,897 shares held by affiliates as a group, was $51,971,717. This value is based on the average bid and asked price of $16.95 per share on June 30, 2004 of the Class A common stock on the NASDAQ Small Cap Market. All of the Class B stock is held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                         2004 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


PART I
                                                                         PAGE
                                                                         ----
ITEM 1 Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

ITEM 2 Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

ITEM 3 Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .    14

ITEM 4 Submission of Matters to a Vote of Security Holders. . . . . . .    15

ITEM 4A Executive Officers and Other Key Employees. . . . . . . . . . .    15

PART II

ITEM 5 Market for Common Equity, Related Stockholder Matters and Issuer
       Purchases of Equity Securities . . . . . . . . . . . . . . . . .    16

ITEM 6 Selected Consolidated Financial and Other Data . . . . . . . . .    18

ITEM 7 Management's Discussion and Analysis of Financial Condition
       and Results of Operations. . . . . . . . . . . . . . . . . . . .    19

ITEM7A Quantitative and Qualitative Disclosures About Market Risk . . .    38

ITEM 8 Financial Statements and Supplementary Data. . . . . . . . . . .    38

ITEM 9 Changes In and Disagreements with Accountants on
       Accounting and Financial Disclosure. . . . . . . . . . . . . . .    70

ITEM 9A Controls and Procedures . . . . . . . . . . . . . . . . . . . .    70

ITEM 9B Other Information . . . . . . . . . . . . . . . . . . . . . . .    70

PART III

ITEM 10  Directors and Executive Officers . . . . . . . . . . . . . . .    70

ITEM 11  Executive Compensation . . . . . . . . . . . . . . . . . . . .    70

ITEM 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Transactions . . . . . . . . . . . . .    70

ITEM 13  Certain Relationships and Related Transactions . . . . . . . .    70

ITEM 14  Principal Accountant Fees and Services . . . . . . . . . . . .    70

PART IV

ITEM 15  Exhibits and Financial Statements Schedules. . . . . . . . . .    71

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    74

                                     PART I
ITEM 1. BUSINESS

GENERAL

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

The Company is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-K that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The factors below are among those that could cause actual results to differ materially from the forward-looking statements.

Risk Factors
------------

The Company's business is affected by a number of factors, including but not limited to the impact of: interest rates; loan demand; loan concentrations, loan prepayments, ability to raise funds for investment; competition; general or local economic conditions; credit risk and the related adequacy of the allowance for loan losses; terrorist acts; natural disasters; armed conflicts; regulatory supervision and regulation; dependence on key personnel; and voting control. These factors together with other matters are described in this Form 10-K.

Intervest Bancshares Corporation
--------------------------------

Intervest Bancshares Corporation is a registered financial holding company (the "Holding Company") incorporated in 1993 under the laws of the State of Delaware and its Class A common stock is listed on the NASDAQ SmallCap Market (Symbol:
IBCA).

At December 31, 2004, the Holding Company owned 100% of the outstanding capital stock of Intervest National Bank (the "Bank"), Intervest Mortgage Corporation and Intervest Securities Corporation, hereafter referred to collectively as the "Company," on a consolidated basis. The offices of the Holding Company, Intervest Mortgage Corporation, Intervest Securities Corporation and the Bank's headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002 and its main telephone number is 212-218-2800 At December 31, 2004, the Holding Company also owned 100% of the outstanding capital stock of Intervest Statutory Trust I, II, III and IV, all of which are unconsolidated entities as required by SFAS Interpretation No. 46-R, "Consolidation of Variable Interest Entities," (FIN 46-R).

At December 31, 2004, the Company had total assets of $1,316,751,000, cash and security investments of $278,579,000, net loans of $1,015,396,000, deposits of $993,872,000, borrowed funds and related interest payable of $202,682,000, and stockholders' equity of $90,094,000, compared to total assets of $911,523,000, cash and security investments of $220,026,000, net loans of $671,125,000, deposits of $675,513,000, borrowed funds and related interest payable of $140,383,000, and stockholders' equity of $75,385,000 at December 31, 2003.

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

Intervest National Bank
-----------------------

Intervest National Bank is a nationally chartered bank that has its headquarters and full-service banking office at One Rockefeller Plaza, Suite 400, in New York City, and a total of five full-service banking offices in Pinellas County, Florida - four in Clearwater and one in South Pasadena.

At December 31, 2004, the Bank had total assets of $1,183,509,000, cash and security investments of $269,816,000, net loans of $900,798,000, deposits of $1,007,862,000, borrowed funds and related interest payable of $36,263,000, and stockholder's equity of $111,343,000, compared to total assets of $789,567,000, cash and security investments of $212,293,000, net loans of $566,226,000, deposits of $697,279,000 and stockholder's equity of $73,907,000, at December 31, 2003.

The Bank's primary business consists of multifamily residential and commercial real estate lending. It also provides a variety of personalized commercial and consumer banking services to small and middle-market businesses and individuals. The Bank attracts deposits from the areas served by its banking offices. The Bank also provides internet banking through its web site: www.intervestnatbank.com, which attracts deposit customers from within as well as outside its primary market areas. The deposits, together with funds derived from other sources, are used to originate loans and to purchase investment securities.

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

Intervest Mortgage Corporation
------------------------------

Intervest Mortgage Corporation is in the business of investing in mortgage loans on commercial and multifamily residential properties. Intervest Mortgage Corporation also makes loans on other types of properties, may resell mortgages and provides mortgage loan origination services to the Bank. Intervest Mortgage Corporation issues debentures to provide funding for its mortgage investing. Intervest Mortgage Corporation has two wholly owned subsidiaries, Intervest Distribution Corporation (which performs record-keeping functions for Intervest Mortgage Corporation) and Intervest Realty Servicing Corporation (which performs certain mortgage servicing activities).

At December 31, 2004, Intervest Mortgage Corporation had total assets of $122,451,000, cash and short-term investments of $17,151,000, net loans of $100,520,000, debentures and related interest payable of $97,069,000, and stockholder's equity of $23,527,000, compared to total assets of $119,578,000, cash and short-term investments of $25,801,000, net loans of $89,307,000, debentures and related interest payable of $99,402,000, and stockholder's equity of $18,173,000, at December 31, 2003.

Intervest Mortgage Corporation's business is significantly influenced by the movement of interest rates, general economic conditions, particularly those in the New York City metropolitan area where most of the properties that secure its mortgage loans are concentrated, and by the volume of origination services it provides to the Bank, whose business is also affected by similar factors. Intervest Mortgage Corporation receives a fee from the Bank for the origination services, the amount of which is eliminated in the Company's consolidated financial statements.

Intervest Securities Corporation
--------------------------------

Intervest Securities Corporation is a broker/dealer and a NASD and SIPC member firm who's business activities to date have been insignificant and its revenues have been derived from participating as a selected dealer from time to time in offerings of debt securities of the Company, primarily those of Intervest Mortgage Corporation.

In June 2003, the Holding Company acquired all of the outstanding capital stock of Intervest Securities Corporation in exchange for 30,000 shares of its Class B common stock that was newly issued for this transaction.

Intervest Securities Corporation's total assets consisted of approximately $218,000 of cash at the time of acquisition. Prior to the acquisition, Intervest Securities Corporation was an affiliated entity in that it was wholly owned by the spouse of the Chairman of the Holding Company. At December 31, 2004, Intervest Securities Corporation had total assets of $484,000 (consisting mostly of cash) and its stockholder's equity amounted to $481,000, compared to $455,000 of cash and stockholder's equity of $459,000 at December 31, 2003.

Intervest Statutory Trusts
--------------------------

Intervest Statutory Trust I, II, III and IV were formed in December 2001, September 2003, March 2004 and September 2004, respectively. Each was formed for the sole purpose of issuing and administering $15,000,000 of Trust Preferred Securities for a total of $60,000,000. The trusts do not conduct any trade or business. See note 9 to the consolidated financial statements in this report for a further discussion of the trusts.

MARKET AREA

The Bank's primary market area for its New York office is considered to be the New York City metropolitan region, and Manhattan in particular. The primary market area of the Bank's Florida offices is considered to be Pinellas County, which is the most populous county in the Tampa Bay area of Florida. The area has many more seasonal residents. The Tampa Bay area is located on the West Coast of Florida, midway up the Florida peninsula. The major cities in the area are Tampa (Hillsborough County) and St. Petersburg and Clearwater (Pinellas County).

The Bank's primary deposit gathering and lending markets are concentrated in the communities surrounding its offices. Management believes that all of the Bank's offices are located in areas serving small and mid-sized businesses and serving middle and upper income communities. The Bank's deposit-gathering market also includes its web site on the internet: www.intervestnatbank.com, which attracts deposit customers from both within and outside the Bank's primary market areas.

Intervest Mortgage Corporation's lending activities have also been concentrated in the New York City metropolitan region. Both the Bank and Intervest Mortgage Corporation originate loans on properties in other states, including Alabama, Connecticut, Florida, Georgia, Indiana, Kentucky, Massachusetts, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, Virginia and Washington D.C.

COMPETITION

In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with large financial holding companies, have substantially greater financial and marketing resources and lending limits, and may offer services that the Bank does not currently provide. In addition, many of the Bank's non-bank competitors are not subject to the same extensive federal regulations that govern financial holding companies and federally insured banks. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. An increase in the general availability of funds may increase competition in the origination of mortgage loans and may reduce the yields available therefrom.

In making its mortgage investments, Intervest Mortgage Corporation also experiences significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, limited partnerships and other lenders and investors. Most of these competitors also have significantly greater financial and marketing resources.

In addition, certain entities owned or controlled by the principals of the Company are engaged in limited real estate lending activities involving properties that are similar to those underlying the Company's mortgage loans and in that regard, are also competing with the Company.

LENDING ACTIVITIES

The volume of the Company's loan originations is dependent on the interest rates it charges on loans, customer demand for loans, the supply of money available for lending purposes, the rates offered by its competitors and the terms and credit risks associated with the loans. The Company's lending activities emphasize the origination of loans on commercial and multifamily real estate properties. The Bank also offers single-family residential mortgage loans, commercial loans and consumer loans, none of which have been emphasized. At December 31, 2004, the Company's loan portfolio, net of deferred fees, amounted to $1,015,396,000, compared to $671,125,000 at December 31, 2003.

The Bank's lending activities are conducted pursuant to written policies and defined lending limits. In originating loans, the Bank places emphasis on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. Generally, all loans must be reviewed and approved by the Bank's Loan Committee comprised of certain members of the Board of Directors prior to being originated. As part of its written policies for real estate loans, loan-to-value ratios (the ratio that the original principal amount of the loan bears to the lower of the purchase price or appraised value of the property securing the loan at the time of origination) on new loans originated by the Bank typically do not exceed 80%. Debt service coverage ratios (the ratio of the net operating income generated by the property securing the loan to the required debt service) on new loans typically are not less than 1.2 times. As a national bank, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral.

Intervest Mortgage Corporation does not have formal policies regarding the percentage of its assets that may be invested in any single or type of mortgage loan, the geographic location of properties collateralizing those mortgages or limits to amounts to any one borrower, loan-to-value ratios and debt service coverage ratios. It also does not have a Loan Committee or a formal loan approval process. Its real estate mortgage loans consist of first mortgage loans and junior mortgage loans. Junior mortgages normally have greater risks than first mortgages. The Company also considers the borrower's experience in owning or managing similar properties and its lending experience with the borrower when originating loans.

Real Estate Mortgage Lending
----------------------------

At December 31, 2004, nearly all of the Company's loan portfolio is comprised of 504 loans, or $1,024,323,000, that are secured by commercial and multifamily real estate (including rental and cooperative apartment buildings, office buildings, mix-used properties, shopping centers, hotels, industrial properties and vacant land) with an average principal size of $2,032,000. The portfolio has 40 loans of $5,000,000 or more that aggregate $302,291,000, with the largest loan amounting to $14,895,000.

Commercial and multifamily mortgage lending generally involves greater risk than 1-4 family residential lending. Such lending typically involves larger loan balances to single borrowers and repayment of loans secured by income producing properties is typically dependent upon the successful operation of the underlying real estate. From time to time, the Company may originate loans on vacant land which typically do not have income streams.

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

Commercial Lending
------------------

The Bank offers commercial loan services including term loans, lines of credit and equipment financing. Short-to-medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital needs (including those secured by inventory, receivables and other assets), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. Commercial loans are typically underwritten on the basis that repayment will come from the cash flow of the business and are generally collateralized as discussed above. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying these loans may depreciate over time, cannot be appraised with as much precision as real estate, and may fluctuate in value based on the success of the business.

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

Loan Solicitation and Processing
--------------------------------

The Company's loan originations are derived from the following: advertising in newspapers and trade journals; referrals from mortgage brokers; existing customers and borrowers; walk-in customers; and through direct solicitation by the Company's officers.

The Company's underwriting procedures normally require the following: physical inspections by management of the properties being considered for mortgage loans; mortgage title insurance; hazard insurance; environmental surveys; and an appraisal of the property securing the loan to determine the property's adequacy as collateral performed by an appraiser approved by the Company. In addition, the Company analyzes relevant real property and financial factors, which in certain cases may include: the condition and use of the subject property; the property's income-producing capacity; and the quality, experience and creditworthiness of the property's owner. For commercial and consumer loans, upon receipt of a loan application from a prospective borrower, a credit report and other verifications are obtained to substantiate specific information relating to the applicant's employment income and credit standing.

The Bank has a servicing agreement with Intervest Mortgage Corporation to provide the Bank with mortgage loan origination services. The services include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Bank's underwriting standards; preparing commitment letters; and coordinating the loan closing process. The services are performed by Intervest Mortgage Corporation's personnel and the expenses associated with the services are borne by Intervest Mortgage Corporation. The agreement renews each January 1 unless terminated by either party. The Bank paid $4,262,000, $2,343,000 and $1,597,000 in 2004, 2003 and 2002, respectively, to Intervest Mortgage Corporation in connection with this servicing agreement, all of which is eliminated in the Company's consolidated financial statements.

Loan Origination, Loan Fees and Prepayment Income From the Early Repayment of
-----------------------------------------------------------------------------
Loans.
------

The Company normally charges loan origination fees on nearly all of the mortgage loans it originates based on a percentage of the principal amount. These fees are normally comprised of a fee that is received from the borrower at the time the loan is originated and another similar fee that is contractually due when the loan is repaid. The total fee, net of related direct loan origination costs, is deferred and amortized over the contractual life of the loan as an adjustment to the loan's yield. At December 31, 2004, the Company had $11,347,000 of net deferred loan fees and $8,208,000 of loan fees receivable. The Company also earns fees from the servicing of its loans.

Many of the Company's mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and interest in certain cases. The amount and timing of, as well as income from loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. The Company earned prepayment income from the early repayment of loans of $3,546,000 in 2004, $2,317,000 in 2003 and $1,435,000 in 2002.

ASSET QUALITY

After a loan is originated, the Company makes ongoing reviews of loans in order to monitor documentation and valuations of collateral with the objective of quickly identifying, evaluating and initiating corrective actions if necessary.

All loans are subject to the risk of default, otherwise known as credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers. A borrower's ability to make payments due under a mortgage loan is related to the Company's underwriting standards and is dependent upon the risks associated with real estate investments in general, including: general or local economic conditions in the areas the properties are located, neighborhood values, interest rates, real estate tax rates, operating expenses of the mortgaged properties, supply of and demand for rental units, supply of and demand for properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental rules, regulations and fiscal policies. Additionally, terrorist acts, such as those that occurred on September 11, 2001, armed conflicts, such as the war on terrorism, and natural disasters, such as hurricanes, may have an adverse impact on economic conditions. Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of income-producing properties.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities. The Company's loan portfolio has historically been concentrated in commercial real estate and multifamily mortgage loans (including land loans), which represented 99.8% of the total loan portfolio at December 31, 2004. The properties underlying the Company's mortgages are also concentrated in New York State (71%) and the State of Florida (19%). Many of the New York properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents.

Loans are placed on nonaccrual status when principal or interest becomes 90 days or more past due unless the loan is well secured and in the process of collection. At December 31, 2004, $4,607,000 of loans were on a nonaccrual status, compared to $8,474,000 at December 31, 2003. These loans were considered impaired under the criteria of SFAS No.114 but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded its recorded investment. At December 31, 2004 and 2003, there were no other loans classified as nonaccrual, impaired or ninety days past due and still accruing interest. At December 31, 2004, the allowance for loan losses amounted to $11,106,000, compared to $6,580,000 at December 31, 2003.

In the last five years, the Company experienced only one loss from its lending activities amounting to $201,000 (which was related to one commercial real estate property located in the State of Florida that was acquired by the Bank through foreclosure in 2002). The loss was comprised of a $150,000 loan chargeoff and a $51,000 loss from the subsequent sale of that property. There can be no assurance however, that a downturn in real estate values or local economic conditions, as well as other factors, would not have an adverse impact on the Company's asset quality and future level of nonperforming assets, chargeoffs and profitability.

REAL ESTATE INVESTING ACTIVITIES

The Company may periodically purchase equity interests in real property or it may acquire such an equity interest pursuant to a foreclosure of a mortgage in the normal course of business. As a result, the Company may acquire and retain title to properties either directly or through a subsidiary. While no such transactions are presently pending, the Company would consider the expansion of its business through investments in or acquisitions of other companies engaged in real estate or mortgage business activities. While the Company has not previously made acquisitions of real property (other than purchases in connection with the operation of its offices or properties acquired through foreclosure), its management has had substantial experience in the acquisition and management of properties.

INVESTMENT ACTIVITIES

The Company's investment policy is designed to provide and maintain liquidity, without incurring undue interest and credit risk. The Company has historically purchased securities that are issued directly by the U.S. government or one of its agencies. These securities have a significantly lower credit risk than the Company's loan portfolio as well as lower yields. To manage interest rate risk, the Company normally purchases securities that have adjustable rates or securities with fixed rates that have short- to intermediate-maturity terms. From time to time, a securities available-for-sale portfolio may be maintained to provide additional flexibility for implementing asset and liability management strategies. The Company does not engage in trading activities. Securities held to maturity totaled $248,888,000 at December 31, 2004, compared to $152,823,000 at December 31, 2003. There were no securities classified as available for sale at December 31, 2004 or 2003.

The Company also invests in various money market instruments (including overnight and term federal funds, short-term bank commercial paper and certificate of deposits) to temporarily invest funds resulting from deposit-gathering activities, normal cash flow from operations and sales of debentures. Cash and short-term investments at December 31, 2004 amounted to $24,599,000, compared to $64,128,000 at December 31, 2003.

SOURCES OF FUNDS

The Bank's primary sources of funds consist of the following: retail deposits obtained through its branch offices and through the mail; amortization, satisfactions and repayments of loans; maturities and calls of securities; and cash generated by operating activities. In addition, the Bank has from time to time borrowed funds on a short-term basis from FHLB and the federal funds market to manage its liquidity needs. The Bank has also received capital contributions from the Holding Company.

The Bank's deposit accounts are solicited from individuals, small businesses and professional firms located throughout the Bank's primary market areas through the offering of a variety of deposit services. The Bank also uses its web site on the internet: www.intervestnatbank.com to attract deposit customers from both within and outside its primary market areas. The Bank believes it does not have a concentration of deposits from any one source and that a large portion of its depositors are residents in the Bank's primary market areas. The Bank also does not currently accept brokered deposits. At December 31, 2004, consolidated deposit liabilities totaled $993,872,000, compared to $675,513,000 at December 31, 2003.

The Bank's deposit services include the following: certificates of deposit (including denominations of $100,000 or more); individual retirement accounts
(IRAs); checking and other demand deposit accounts; negotiable order of withdrawal (NOW) accounts; savings accounts; and money market accounts. Interest rates offered by the Bank on deposit accounts are normally competitive with those in the principal market areas of the Bank. In addition, the determination of rates and terms on deposit accounts takes into account the Bank's liquidity requirements, loan demand, growth goals, capital levels and federal regulations. Maturity terms, service fees and withdrawal penalties on deposit products are reviewed and established by the Bank on a periodic basis.

The Bank offers internet banking services, ATM services with access to local, state and national networks, wire transfers, direct deposit of payroll and social security checks and automated drafts for various accounts. In addition, the Bank offers safe deposit boxes to its customers in Florida. The Bank periodically reviews the scope of the banking products and services it offers consistent with market opportunities and its available resources.

At December 31, 2004, the Bank had agreements with correspondent banks whereby it may borrow on an overnight, unsecured basis up to $16,000,000. As a member of the FHLB and the FRB, the Bank can borrow from these institutions on a secured basis up to approximately $203,000,000 at December 31, 2004. There were $36,000,000 of FHLB short-term borrowings outstanding at December 31, 2004.

Intervest Mortgage Corporation's principal sources of funds for investing consist of borrowings (through the issuance of its debentures), mortgage repayments and cash flow generated from operations. From time to time, it has also received capital contributions from the Holding Company. At December 31, 2004, Intervest Mortgage Corporation had debentures outstanding of $88,850,000, compared to $87,350,000 at December 31, 2003.

The Holding Company's principal sources of funds consist of dividends from the Bank to service Trust Preferred Securities, interest income from investments, management fees from its subsidiaries and principal and interest repayments from its limited portfolio of mortgage loans. The Holding Company has also issued debentures for working capital purposes. The Holding Company's debentures outstanding totaled $5,580,000 at December 31, 2004, compared to $7,340,000 at December 31, 2003. In addition, the Holding Company, through its wholly owned subsidiaries (Intervest Statutory Trust I, II, III and IV) has issued Trust Preferred Securities totaling $60,000,000.

EMPLOYEES

At December 31, 2004, the Company employed 64 full-time equivalent employees, compared to 61 at year-end 2003. The Company provides various benefit plans, including group life, health and a 401(k) Plan. The employees are not covered by a collective bargaining agreement and the Company believes employee relations are good.

FEDERAL AND STATE TAXATION

The Company and its subsidiaries file a consolidated federal income tax return and combined state and city income tax returns in New York. The Company also files a franchise tax return in Delaware. The Bank files a state income tax return in Florida. All the returns are filed on a calendar year basis.

Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. In accordance with an income tax sharing agreement, income tax charges or credits are for financial reporting purposes allocated among the Holding Company and its subsidiaries on the basis of their respective taxable income or taxable loss that is included in the consolidated income tax return.

Banks and bank holding companies are subject to federal and state income taxes in the same manner as other corporations. Florida taxes banks under the same provisions as other corporations, while New York State and New York City taxable income is calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the "Code"), with some modifications required by state law.

Although the Bank's federal income tax liability is determined under provisions of the Code, which is applicable to all taxpayers, Sections 581 through 597 of the Code apply specifically to financial institutions. The two primary areas in which the treatment of financial institutions differs from the treatment of other corporations under the Code are in the areas of bond gains and losses and bad debt deductions. Bond gains and losses generated from the sale or exchange of portfolio instruments are generally treated for financial institutions as ordinary gains and losses as opposed to capital gains and losses for other corporations, as the Code considers bond portfolios held by banks to be inventory in a trade or business rather than capital assets. Banks are allowed a statutory method for calculating a reserve for bad debt deductions. Based on its asset size, a bank is permitted to maintain a bad debt reserve calculated on an experience method, based on chargeoffs and recoveries for the current and preceding five years, or a "grandfathered" base year reserve, if larger. Commencing in 2002, due to its asset size, the Bank no longer qualified for this method and began using the direct write-off method in computing its bad debt deduction for tax purposes.

As a Delaware corporation not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company and is reported in other expenses on the Company's consolidated statement of earnings.

INVESTMENT IN SUBSIDIARIES

The following table provides information regarding the Holding Company's subsidiaries:


                                             At December 31, 2004         Subsidiaries
                                   -------------------------------------
($ in thousands)                                   % of        Equity in  Earnings (loss) for the
                                      Voting       Total      Underlying  Year Ended December 31,
Subsidiary                            Stock     Investment    Net Assets     2004           2003         2002
-----------------------            -----------  -----------  -----------  -----------  ------------  -----------

Intervest National Bank                   100%  $   111,343  $   111,343  $    10,865  $     8,667   $     6,459
Intervest Mortgage Corporation            100%  $    23,527  $    23,527  $     2,354  $     1,759   $     1,567
Intervest Securities Corporation          100%  $       481  $       481  $        22  $        (6)  $         -
Intervest Statutory Trust I to IV         100%  $     1,856  $     1,856  $         -  $         -   $         -

SUPERVISION  AND  REGULATION

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

The FRB monitors the capital adequacy of bank holding companies and uses risk-based capital adequacy guidelines to evaluate bank holding companies on a consolidated basis. The guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. At December 31, 2004, the Company's consolidated ratio of total capital to risk-weighted assets was 14.23% and its risk-based Tier 1 capital ratio was 10.49%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. The Company's consolidated leverage ratio at December 31, 2004 was 9.03%.

The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the FRB provide that concentration of interest rate risk, credit risk and certain risk arising from nontraditional activities, as well as an institution's ability to effectively measure and manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization's overall capital adequacy.

The Company is also under the jurisdiction of the Securities and Exchange Commission (SEC) and various state securities commissions for matters related to the offering and sale of its securities, and is subject to the SEC rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

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

The operations of the Bank are subject to numerous statutes and regulations regarding required reserves against deposits, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of the Bank's operations. Various consumer laws and regulations also affect the operations of the Bank, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, and fair credit reporting.

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

Applicable law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under federal regulations, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank is considered (a) "undercapitalized " if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capitalized ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (b) "significantly undercapitalized" if a bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%, and (c) "critically undercapitalized" if a bank has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2004 and 2003, the Bank met the definition of a well-capitalized institution.

The deposits of the Bank are insured by the FDIC through the Bank Insurance Fund (the "BIF") to the extent provided by law. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and $0.27 per $100 of eligible deposits, depending upon the institution's capital position and other supervisory factors. Legislation also provides for assessments against BIF- insured institutions that will be used to pay certain financing corporation ("FICO") obligations. In addition to any BIF insurance assessments, BIF-insured banks are expected to make payments for the FICO obligations currently equal to an estimated $0.0146 per $100 of eligible deposits each year. The assessment is determined quarterly.

Regulations  promulgated  by  the FDIC pursuant to the Federal Deposit Insurance
Corporation Improvement Act of 1991 ("1991 Banking Law") place limitations on the ability of certain insured depository institutions to accept, renew or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, well-capitalized institutions may accept, renew or rollover such deposits without restriction, while adequately capitalized institutions may accept, renew or rollover such deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates). Undercapitalized institutions may not accept, renew or rollover such deposits.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of Default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. The Federal Community Reinvestment Act of 1977 ("CRA"), among other things, allows regulators to withhold approval of an acquisition or the establishment of a branch unless the applicant has performed satisfactorily under the CRA. Satisfactory performance means adequately meeting the credit needs of the communities the institution serves, including low and moderate income areas. The applicable federal regulators now regularly conduct CRA examinations to assess the performance of financial institutions. The Bank received an "outstanding" rating in its most recent CRA examination.

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

The FRB, OCC and other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could potentially subject the Holding Company or its banking subsidiary, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and civil monetary penalties.

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

The Sarbanes-Oxley Act of 2002 implements legislative reforms intended to address corporate and accounting fraud. In addition to establishing a new accounting oversight board to enforce auditing, quality control and independence standards, the bill restricts auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by a company's audit committee. In addition, audit partners must be rotated. The Act requires chief executive and chief financial officers, or their equivalent, to certify to the accuracy of reports filed with the SEC, subject to civil and criminal penalties. In addition, under the Act, legal counsel will be required to report evidence of material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer and, if such officer does not appropriately respond, to report such evidence to the audit committee of the board or the board itself. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to executives are restricted. The Act accelerates the time frame for disclosures by public companies, and directors and executive officers must also provide information for most changes in ownership of company securities within two business days of the change. The Act also prohibits any officer or director or any other person under their direction from taking any action to fraudulently induce, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of a company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also required the SEC to prescribe rules requiring the inclusion of an internal report and assessment by management in the annual report to shareholders.

Additional legislative and regulatory proposals have been made and others can be expected. These include proposals designed to improve the overall financial stability of the United States banking system, and to provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company.

Monetary Policy and Economic Control
------------------------------------

Commercial banking is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks' deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB, which have a significant effect on the operating results of commercial banks, are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company cannot be predicted.

Non-Bank Subsidiaries
---------------------

Intervest Mortgage Corporation is subject to regulation by the FRB. Intervest Securities Corporation is regulated by the SEC, the National Association of Securities Dealers, Inc., or "NASD," and state securities regulators.

DEPENDENCE ON KEY PERSONNEL

The Company and its subsidiaries are dependent upon the services of their principal officers. If the services of any of these persons were to become unavailable for any reason, the operation of the Company and its subsidiaries might be adversely affected in a material manner. The Company and/or its subsidiaries have written employment agreements with its principal executive officers. Neither the Company nor any of its subsidiaries, however, maintains key man life insurance policies on executives and they do not have any immediate plans to obtain such policies. The Company's business is impacted by its ability to attract and retain qualified officers and employees.

VOTING CONTROL

The three original shareholders of the Company and two related parties own a significant percentage of the issued and outstanding shares of Class A Common Stock, and all of the issued and outstanding shares of Class B Common Stock of the Company. The shares of Class B Common Stock, as a separate class, are entitled to elect two-thirds of the directors of the Company. As a result, voting control continues to rest with these persons.

ITEM  2.   PROPERTIES

The offices of the Holding Company, Intervest Mortgage Corporation, Intervest Securities Corporation and the Bank's headquarters and full-service banking office are located in leased premises (of approximately 21,500 sq. ft.) on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020. The Bank occupies approximately one-half of this space. The lease expires in March 2014. The Bank's principal office in Florida is located at 625 Court Street, Clearwater, Florida, 33756. In addition, the Bank operates four other branch offices; three of which are in Clearwater, Florida, at 1875 Belcher Road North, 2175 Nursery Road and 2575 Ulmerton Road, and one is at 6750 Gulfport Blvd, South Pasadena, Florida. With the exception of the Belcher Road office, which is leased through June 2007, the Bank owns all its offices in Florida. All of these leases contain operating escalation clauses related to taxes and operating costs based upon various criteria and are accounted for as operating leases.

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

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2004, to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM  4A.  EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

JEROME DANSKER, age 86, serves as Chairman of the Board of Directors and Chief Executive Officer of Intervest Bancshares Corporation and has served in such capacities since 1996 and 2004, respectively. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a Law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker also serves as Chairman of the Board of Directors and Loan Committee of Intervest National Bank, Chairman of the Board of Directors and Executive Vice President of Intervest Mortgage Corporation, and Chairman of the Board of Directors of Intervest Securities Corporation.

LOWELL S. DANSKER, age 54, serves as Vice Chairman of the Board of Directors, and as President and Treasurer of Intervest Bancshares Corporation and has served in such capacities since October 2003 and 1993, respectively. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a Law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker also serves as Vice Chairman of the Board of Directors, Chief Executive Officer and a member of the Loan Committee of Intervest National Bank, Vice Chairman of the Board of Directors, President and Treasurer of Intervest Mortgage Corporation, and Vice Chairman of the Board of Directors and Chief
Executive  Officer  of  Intervest  Securities  Corporation.

LAWRENCE G. BERGMAN, age 60, serves as a Director, Vice President and Secretary of Intervest Bancshares Corporation and has served in such capacities since 1993. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University and a Master of Science in Engineering and a Ph.D. degree from The Johns Hopkins University. Mr. Bergman also serves as a Director and a member of the Loan Committee of Intervest National Bank, Director, Vice-President and Secretary of Intervest Mortgage Corporation, and Director, Vice-President and Secretary of Intervest Securities Corporation.

KEITH A. OLSEN, age 51, serves as President of the Florida Division and as a Director of Intervest National Bank and has served in such capacities since July 2001. Prior to that, Mr. Olsen was the President of Intervest Bank from 1994 until it merged into Intervest National Bank in July 2001. Prior to that, he was Senior Vice President of Intervest Bank since 1991. Mr. Olsen received an Associates degree from St. Petersburg Junior College and a Bachelors degree in Business Administration and Finance from the University of Florida, Gainesville. He is also a graduate of the Florida School of Banking of the University of Florida, Gainesville, the National School of Real Estate Finance of Ohio State University and the Graduate School of Banking of the South of Louisiana State University. Mr. Olsen has been in banking for more than 30 years and has served as a senior bank officer for more than 20 years.

RAYMOND C. SULLIVAN, age 58, serves as President and as a Director of Intervest National Bank and has served in such capacities since April 1999. Prior to that, Mr. Sullivan was an employee of Intervest Bancshares Corporation from March 1998 to March 1999. Mr. Sullivan received an MBA degree from Fordham University, an M.S. degree from City College of New York and a B.A. degree from St. Francis College. Mr. Sullivan also has a Certificate in Advanced Graduate Study in Accounting from Pace University and is a graduate of the National School of Finance and Management. Mr. Sullivan has over 27 years of banking experience. Prior to joining the Company, Mr. Sullivan was the Operations Manager of the New York Agency Office of Banco Mercantile, C.A. from 1994 to 1997, a Senior Associate at LoBue Associates, Inc. from 1992 to 1993, and an Executive Vice President, Chief Operations Officer and Director of Central Federal Savings Bank from 1985 to 1992.

JOHN J. ARVONIO, age 42, serves as Senior Vice President, Chief Financial Officer and Secretary of Intervest National Bank and has served in such capacities since September 2000. Prior to that, Mr. Arvonio served as Vice President, Controller and Secretary of Intervest National Bank from April 1999 to August 2000 and as an employee of Intervest Bancshares Corporation from April 1998 to March 1999. Mr. Arvonio also has been a registered representative of Intervest Securities Corporation since December 2003. Mr. Arvonio received a B.B.A. degree from Iona College and is a Certified Public Accountant. Mr. Arvonio has over 15 years of banking experience. Prior to joining the Company, Mr. Arvonio served as Second Vice President Accounting Policy, and Technical Advisor to the Controller for The Greater New York Savings Bank from 1992 to 1997. Prior to that, Mr. Arvonio was a Manager of Financial Reporting for the Leasing and Investment Banking Divisions of Citibank from 1989 to 1992, and a Senior Auditor for Ernst & Young from 1985 to 1989.

JOHN H. HOFFMANN, age 53, serves as Vice President and Controller of Intervest Mortgage Corporation and has served in such capacities since August 2002 and October 2000, respectively. Mr. Hoffmann received a B.B.A. degree from Susquehanna University and is a Certified Public Accountant. Mr. Hoffmann has over 20 years of banking experience. Prior to joining the Company, Mr. Hoffmann served as Accounting Manager for Smart World Technologies from 1998 to 2000 and as Vice President of Mortgage Accounting for The Greater New York Savings Bank from 1987 to 1997.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

The Holding Company's Class A common stock is quoted on the NASDAQ SmallCap Market under the symbol: IBCA. There is no public-trading market for the Holding Company's Class B common stock. At December 31, 2004, there were 5,886,433 and 385,000 shares of Class A and Class B common stock outstanding, respectively. At December 31, 2004, there were approximately 1,200 holders of record of the Class A common stock, which includes persons or entities that hold their stock in nominee form or in street name through various brokerage firms. At December 31, 2004, there were five holders of record of Class B common stock.

The high and low sales prices, which represent actual sales transactions as reported by the NASDAQ, for the Class A common stock by calendar quarter for 2004 and 2003 are as follows:

                               2004            2003
                               ----            ----
                           High    Low     High    Low
                          --------------  --------------

          First quarter   $18.48  $14.42  $11.48  $10.05
          Second quarter  $17.76  $14.75  $12.77  $10.38
          Third quarter   $17.15  $14.45  $13.75  $12.05
          Fourth quarter  $19.74  $16.50  $15.48  $12.86

DIVIDENDS

Class A and Class B common stockholders are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available for such purposes. The Holding Company has not paid any dividends on its capital stock and currently is not contemplating the payment of a dividend.

The Holding Company's ability to pay dividends is generally limited to earnings from the prior year, although retained earnings and dividends from its subsidiaries may also be used to pay dividends under certain circumstances. The primary source of funds for dividends payable by the Holding Company to its shareholders is the dividends received from its subsidiaries. The payment of dividends by a subsidiary to the Holding Company is determined by the subsidiary's Board of Directors and is dependent upon a number of factors, including the subsidiary's capital requirements, regulatory limitations, results of operations, financial condition and any restrictions arising from outstanding indentures.

The Bank pays a monthly dividend to the Holding Company in order to provide funds for the debt service on the Trust Preferred Securities, the proceeds of which were contributed to the Bank as capital. Dividends paid in 2004, 2003 and 2002 amounted to $3,429,000, $1,695,000 and $1,500,000, respectively.

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

ITEM  6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

------------------------------------------------------------------------------------------------------------------------
                                                                      At or For The Year Ended December 31,
($ in thousands, except per share data)                      2004         2003        2002          2001        2000
------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION DATA:
Total assets (1). . . . . . . . . . . . . . . . . . . .  $1,316,751   $  911,523   $  686,443   $  513,086   $  416,927
Cash and cash equivalents . . . . . . . . . . . . . . .  $   24,599   $   64,128   $   30,849   $   24,409   $   42,938
Securities available for sale . . . . . . . . . . . . .  $        -   $        -   $        -   $    6,192   $   74,789
Securities held to maturity, net. . . . . . . . . . . .  $  248,888   $  152,823   $  145,694   $   99,157   $   20,970
Loans receivable, net of deferred fees. . . . . . . . .  $1,015,396   $  671,125   $  489,912   $  368,526   $  266,326
Deposits. . . . . . . . . . . . . . . . . . . . . . . .  $  993,872   $  675,513   $  505,958   $  362,437   $  300,241
Borrowed funds and related accrued interest payable (1)  $  202,682   $  140,383   $  114,032   $  100,374   $   72,813
Stockholders' equity. . . . . . . . . . . . . . . . . .  $   90,094   $   75,385   $   53,126   $   40,395   $   36,228
Nonaccrual loans. . . . . . . . . . . . . . . . . . . .  $    4,607   $    8,474   $        -   $    1,243   $        -
Foreclosed real estate                . . . . . . . . .  $        -   $        -   $    1,081   $        -   $        -
Allowance for loan losses . . . . . . . . . . . . . . .  $   11,106   $    6,580   $    4,611   $    3,380   $    2,768
Loan chargeoffs                  .. . . . . . . . . . .  $        -   $        -   $      150   $        -   $        -
Loan recoveries . . . . . . . . . . . . . . . . . . . .  $        -   $        -   $      107   $        -   $        -
------------------------------------------------------------------------------------------------------------------------
OPERATIONS DATA:
Interest and dividend income             .. . . . . . .  $   66,549   $   50,464   $   43,479   $   35,462   $   31,908
Interest expense (2). . . . . . . . . . . . . . . . . .      38,683       28,564       26,325       24,714       23,707
                                                         ---------------------------------------------------------------
Net interest and dividend income. . . . . . . . . . . .      27,866       21,900       17,154       10,748        8,201
Provision for loan losses . . . . . . . . . . . . . . .       4,526        1,969        1,274          612          275
                                                         ---------------------------------------------------------------
Net interest and dividend income after
  provision for loan losses . . . . . . . . . . . . . .      23,340       19,931       15,880       10,136        7,926
Noninterest income. . . . . . . . . . . . . . . . . . .       5,140        3,321        2,218        1,655          983
Noninterest expenses                . . . . . . . . . .       8,251        7,259        6,479        5,303        4,568
                                                         ---------------------------------------------------------------
Earnings before income taxes. . . . . . . . . . . . . .      20,229       15,993       11,619        6,488        4,341
Provision for income taxes (2). . . . . . . . . . . . .       8,776        6,873        4,713        2,710        1,733
                                                         ---------------------------------------------------------------
Net earnings. . . . . . . . . . . . . . . . . . . . . .  $   11,453   $    9,120   $    6,906   $    3,778   $    2,608
------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA (3):
Basic earnings per share. . . . . . . . . . . . . . . .  $     1.89   $     1.85   $     1.71   $     0.97   $     0.67
Diluted earnings per share              . . . . . . . .  $     1.71   $     1.53   $     1.37   $     0.97   $     0.67
Book value per share                . . . . . . . . . .  $    14.37   $    12.59   $    11.30   $    10.36   $     9.29
Market price per share. . . . . . . . . . . . . . . . .  $    19.74   $    14.65   $    10.80   $     7.40   $     3.75
------------------------------------------------------------------------------------------------------------------------
OTHER DATA AND RATIOS:
Common shares outstanding . . . . . . . . . . . . . . .   6,271,433    5,988,377    4,703,087    3,899,629    3,899,629
Common stock warrants outstanding          .. . . . . .     696,465      738,975    1,750,010    2,650,218    2,650,218
Average common shares used to calculate:
  Basic earnings per share. . . . . . . . . . . . . . .   6,068,755    4,938,995    4,043,619    3,899,629    3,884,560
  Diluted earnings per share. . . . . . . . . . . . . .   6,828,176    6,257,720    5,348,121    3,899,629    3,884,560
Adjusted net earnings for diluted earnings per share. .  $   11,707   $    9,572   $    7,342   $    3,778   $    2,608
Net interest margin . . . . . . . . . . . . . . . . . .        2.52%        2.90%        2.88%        2.47%        2.34%
Return on average assets. . . . . . . . . . . . . . . .        1.02%        1.19%        1.13%        0.85%        0.69%
Return on average equity. . . . . . . . . . . . . . . .       14.14%       15.34%       15.56%        9.94%        7.48%
Loans, net of unearned income to deposits . . . . . . .         102%          99%          97%         102%          89%
Loans, net of unearned income to deposits (Bank Only) .          86%          79%          76%          79%          67%
Efficiency ratio. . . . . . . . . . . . . . . . . . . .          25%          29%          33%          43%          50%
Allowance for loan losses to total net loans. . . . . .        1.09%        0.98%        0.94%        0.92%        1.04%
Average stockholders' equity to average total assets. .        7.23%        7.74%        7.27%        8.50%        9.18%
Stockholders' equity to total assets. . . . . . . . . .        6.84%        8.28%        7.74%        7.88%        8.69%
------------------------------------------------------------------------------------------------------------------------

(1)  Amounts  at  December  31,  2003  and  prior have been adjusted where applicable from those previously reported for the effect of adopting FASB Interpretation No. 46-R, "Consolidation of Variable Interest Entities".

(2)  A charge of $206,000, net of taxes, from the early retirement of debentures that was previously reported in 2000 as an extraordinary item has been reclassified (a $382,000 increase to interest expense and a $176,000 decrease to the provision  for  income  taxes)  to give  effect  to SFAS No. 145," Rescission of SFAS Statements No. 4, 44, and 64,
     Amendment of SFAS Statement No. 13, and Technical Corrections."

(3)  The Company has never paid common dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management's discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-K.

Intervest Bancshares Corporation has three wholly owned subsidiaries - Intervest National Bank, Intervest Mortgage Corporation and Intervest Securities Corporation (hereafter referred to collectively as the "Company" on a consolidated basis). Intervest Bancshares Corporation and Intervest National Bank may be referred to individually as the "Holding Company" and the "Bank," respectively. Intervest Bancshares Corporation also has four wholly owned unconsolidated subsidiaries, Intervest Statutory Trust I, II, III and IV. For a discussion of the Company's business, see Item 1 "Business" in Part I of this report.

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

The Company's profitability is also affected by the level of its noninterest income and expenses, provision for loan losses and income tax expense. Noninterest income consists mostly of loan and other banking fees as well as income from loan prepayments. The amount and timing of, as well as income from, loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Many of the Company's mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely. Noninterest expense consists of compensation and benefits expense, occupancy and equipment expenses, data processing expenses, advertising expense, professional fees, insurance expense and other operating expenses.

The Company's profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. The Company's loan portfolio has historically been concentrated in commercial real estate and multifamily mortgage loans, which represented 99.8% of the total loan portfolio at December 31, 2004. The properties underlying the Company's mortgages are also concentrated in New York State (71%) and the State of Florida (19%). Many of the New York properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents. Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly impacted by local economic conditions in the areas the properties are located, as well as the Company's underwriting standards. Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of income-producing properties. Additionally, terrorist acts, such as those that occurred on September 11, 2001, armed conflicts, such as the war on terrorism, and natural disasters, such as hurricanes, may have an adverse impact on economic conditions.

CRITICAL ACCOUNTING POLICIES

An accounting policy is deemed to be "critical" if it is important to a company's results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and related disclosures. Actual results could differ from these estimates and assumptions. The Company believes that the estimates and assumptions used in connection with the amounts reported in its financial statements and related disclosures are reasonable and made in good faith. The Company believes that currently its most critical accounting policy relates to the determination of its allowance for loan losses, which is discussed in more detail in the section entitled "Allowance for Loan Losses." For a summary of all of the Company's significant accounting policies, see note 1 to the consolidated financial statements.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND DECEMBER 31, 2003.

Overview
--------

Total assets at December 31, 2004 increased to $1,316,751,000, from $911,523,000 at December 31, 2003. Total liabilities at December 31, 2004 increased to $1,226,657,000, from $836,138,000 at December 31, 2003, and stockholders' equity increased to $90,094,000 at December 31, 2004, from $75,385,000 at year-end 2003. Book value per common share increased to $14.37 per share at December 31, 2004, from $12.59 at December 31, 2003.

Selected balance sheet information as of December 31, 2004 follows:

                                                                  Intervest    Intervest    Intervest     Inter-
                                                                  National     Mortgage    Securities    Company
($in thousands)                                Holding Company      Bank         Corp.        Corp.      Amts (1)    Combined
-------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                     $          4,862   $   15,836   $   17,151   $       476  $ (13,726)  $   24,599
Security investments                                         -      253,980            -             -          -      253,980
Loans receivable, net of deferred fees                  14,078      900,798      100,520             -          -    1,015,396
Allowance for loan losses                                  (85)     (10,689)        (332)            -          -      (11,106)
Investment in consolidated subsidiaries                135,351            -            -             -   (135,351)           -
All other assets                                         5,316       23,584        5,112             8       (138)      33,882
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                  $        159,522   $1,183,509   $  122,451   $       484  $(149,215)  $1,316,751
-------------------------------------------------------------------------------------------------------------------------------
Deposits                                      $              -   $1,007,862   $        -   $         -  $ (13,990)  $  993,872
Borrowed funds and related interest payable             69,350       36,263       97,069             -          -      202,682
All other liabilities                                       78       28,041        1,855             3        126       30,103
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                       69,428    1,072,166       98,924             3    (13,864)   1,226,657
-------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                    90,094      111,343       23,527           481   (135,351)      90,094
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity    $        159,522   $1,183,509   $  122,451   $       484  $(149,215)  $1,316,751
-------------------------------------------------------------------------------------------------------------------------------

(1)  All  significant  intercompany  balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments in subsidiaries.

A comparison of the Company's consolidated balance sheet as of December 31, 2004 and 2003 follows:

                                                                     At December 31, 2004          At December 31, 2003
                                                                 ----------------------------  ----------------------------
                                                                   Carrying         % of         Carrying         % of
($in thousands)                                                      Value      Total Assets       Value      Total Assets
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                        $      24,599           1.9%  $      64,128           7.0%
Security investments                                                   253,980          19.3         155,898          17.1
Loans receivable, net of deferred fees and loan loss allowance       1,004,290          76.3         664,545          72.9
All other assets                                                        33,882           2.5          26,952           3.0
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                     $   1,316,751         100.0%  $     911,523         100.0%
---------------------------------------------------------------------------------------------------------------------------
Deposits                                                         $     993,872          75.5%  $     675,513          74.1%
Borrowed funds and related interest payable                            202,682          15.4         140,383          15.4
All other liabilities                                                   30,103           2.2          20,242           2.2
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                    1,226,657          93.1         836,138          91.7
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                    90,094           6.9          75,385           8.3
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $   1,316,751         100.0%  $     911,523         100.0%
---------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents decreased to $24,599,000 at December 31, 2004, from $64,128,000 at December 31, 2003, primarily due to a lower level of overnight federal fund investments. The decrease reflected the deployment of a portion of those funds into loans and securities. Cash and cash equivalents include federal funds sold and interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. The short-term investments are normally comprised of commercial paper issued by large commercial banks, certificates of deposit and U.S. government securities. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Security Investments
--------------------

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

Securities that are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates or other factors, are classified as available for sale and are carried at estimated fair value. There were no securities classified as available for sale at December 31, 2004 or 2003.

Securities for which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Such securities totaled $248,888,000 at December 31, 2004, compared to $152,823,000 at December 31, 2003. The increase was due to new purchases exceeding maturities and calls of securities during the year. At December 31, 2004, the portfolio consisted of short-term debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with a weighted-average yield of 2.33% and a weighted-average remaining maturity of 1.4 years, compared to 1.75% and 1.1 years, respectively, at December 31, 2003. The securities are fixed rate or have predetermined scheduled rate increases, and some have call features that allow the issuer to call the security before its stated maturity without penalty. At December 31, 2004 and 2003, the portfolio's estimated fair value was $247,211,000 and $152,995,000, respectively.

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), the Bank maintains an investment in their capital stock of $2,464,000 and $2,628,000, respectively, at December 31, 2004. The FRB stock currently pays a dividend of 6%, while the FHLB stock dividend fluctuates and most recently was 3%. The total investment, which amounted to $5,092,000 at December 31, 2004, compared to $3,075,000 at December 31, 2003, fluctuates based on the Bank's capital level for the FRB and the Bank's loans and borrowings for the FHLB.

Loans Receivable, Net of Deferred Fees and Allowance for Loan Losses
--------------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan losses, increased to $1,004,290,000 at December 31, 2004, from $664,545,000 at December 31, 2003. The growth reflected new originations of commercial real estate and multifamily mortgage loans, partially offset by principal repayments.

The following table sets forth information concerning the loan portfolio:

                                              At December 31, 2004                  At December 31, 2003
                                              --------------------                  --------------------
                                         # of                     % of       # of                    % of
($ in thousands)                         Loans      Amount        Total      Loans      Amount       Total
-------------------------------------------------------------------------------------------------------------
Commercial real estate loans                 244  $  601,512        58.6%        184  $  344,071        50.7%
Residential multifamily loans                249     403,613        39.3         210     310,650        45.8
Land development and other land loans         11      19,198         1.9           6      20,526         3.0
Residential 1-4 family loans                   4         984         0.1          26       1,628         0.2
Commercial loans                              23       1,215         0.1          28       1,662         0.2
Consumer loans                                12         221           -          16         319         0.1
-------------------------------------------------------------------------------------------------------------
Total gross loans receivable                 543   1,026,743       100.0%        470     678,856       100.0%
Deferred loan fees                                   (11,347)                             (7,731)
-------------------------------------------------------------------------------------------------------------
Loans, net of deferred fees                        1,015,396                             671,125
Allowance for loan losses                            (11,106)                             (6,580)
-------------------------------------------------------------------------------------------------------------
Loans receivable, net                             $1,004,290                          $  664,545
-------------------------------------------------------------------------------------------------------------

Nearly all of the Company's loan portfolio is comprised of 504 loans, or $1,024,323,000, that are secured by commercial and multifamily real estate, including rental and cooperative apartment buildings, office buildings, mix-used properties, shopping centers, industrial properties and vacant land. These loans have an average principal size of $2,032,000. The portfolio has 40 loans of $5,000,000 or more that aggregate $302,291,000, with the largest loan amounting to $14,895,000.

The following table sets forth the scheduled contractual principal repayments of the loan portfolio:

                                            At December 31,
                                            ---------------
               ($ in thousands)              2004     2003
               ------------------------------------------------
               Within one year             $  227,889  $133,137
               Over one to five years (1)     645,050   430,783
               Over five years (1)            153,804   114,936
               ------------------------------------------------
                                           $1,026,743  $678,856
               ------------------------------------------------

(1) At December 31, 2004, $485,706,000 of loans with adjustable rates and $313,148,000 of loans with fixed rates were due after one year.


The following table sets forth the activity in the loan portfolio:

                                                   For the Year Ended December 31,
                                                  ---------------------------------
     ($ in thousands)                                 2004         2003        2002
     --------------------------------------------------------------------------------
     Loans receivable, net, at beginning of year  $  664,545   $ 485,301   $ 365,146
       Loans originated                              626,252     378,630     233,689
       Principal repayments                         (278,365)   (195,076)   (110,661)
       Recoveries                                          -           -        (107)
       Chargeoffs                                          -           -         150
       Increase in deferred loan fees                 (3,616)     (2,341)     (1,642)
       Provision for loan losses                      (4,526)     (1,969)     (1,274)
     --------------------------------------------------------------------------------
     Loans receivable, net, at end of year        $ 1,004,290  $ 664,545   $ 485,301
     --------------------------------------------------------------------------------

At December 31, 2004, $4,607,000 of loans were on a nonaccrual status, compared to $8,474,000 at December 31, 2003. These loans were considered impaired under the criteria of SFAS No.114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded the Company's recorded investment. At December 31, 2004 and 2003, there were no other impaired loans or loans ninety days past due and still accruing interest.

Allowance for Loan Losses
-------------------------

The allowance for loan losses increased to $11,106,000 at December 31, 2004, from $6,580,000 at December 31, 2003 and represented 1.09% of total loans (net of deferred fees) outstanding at December 31, 2004, compared to 0.98% at December 31, 2003. The increase in the allowance was due to provisions totaling $4,526,000 resulting from loan growth and a decrease in the credit grade of two loans during the year. At December 31, 2004 and 2003, the allowance was almost all allocated to commercial real estate loans, multifamily loans and land loans.

The following table sets forth information with respect to the allowance for loan losses:

                                                              For the Year Ended December 31,
                                                              -------------------------------
     ($ in thousands)                                              2004       2003       2002
     ------------------------------------------------------------------------------------------
     Allowance at beginning of year                             $  6,580     $4,611   $  3,380
     Provision charged to operations                               4,526      1,969      1,274
     Chargeoffs                                                        -          -       (150)
     Recoveries                                                        -          -        107
     ------------------------------------------------------------------------------------------
     Allowance at end of year                                 $   11,106   $  6,580   $  4,611
     ------------------------------------------------------------------------------------------
     Ratio of allowance to total loans, net of deferred fees        1.09%      0.98%      0.94%
     Total loans, net of deferred fees at year end            $1,015,396   $671,125   $489,912
     Average loans outstanding during the year                $  867,724   $585,556   $439,241
     ------------------------------------------------------------------------------------------

The allowance for loan losses is established through a provision charged to operations. Loans are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The adequacy of the allowance is evaluated monthly or more frequently when necessary with consideration given to: the nature and size of the loan portfolio; overall portfolio quality; loan concentrations; specific problem loans and commitments and estimates of fair value thereof; historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay; and management's perception of the current and anticipated economic conditions in the Company's lending areas. For calculation purposes, the allowance for loan losses is comprised of an unallocated portion (which is derived from an estimated loss factor ranging from 0.30% to 1.35% multiplied by the principal amount of loans rated acceptable and higher percentages for loans that are assigned a credit grade of special mention or lower) and, from time to time, an allocated (or specific) portion on certain loans (particularly for loans that have been identified as being impaired as discussed below). Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions, or other factors, differ from those previously assumed in the determination of the level of the allowance.

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

All Other Assets
----------------

The following table sets forth the composition of the caption "All other assets" in the table on page 20:

                                                      At  December 31,
                                                     -----------------
          ($ in thousands)                             2004       2003
          ---------------------------------------------------------------
          Accrued interest receivable                $   6,699  $   4,995
          Loan fees receivable                           8,208      5,622
          Premises and equipment, net                    6,636      5,752
          Deferred income tax asset                      5,095      2,960
          Deferred debenture offering costs, net         4,929      4,023
          Investment in unconsolidated subsidiaries      1,856        928
          All other assets                                 459      2,672
          ---------------------------------------------------------------
                                                     $  33,882  $  26,952
          ---------------------------------------------------------------

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

Premises and equipment, which is detailed in note 5 to the consolidated financial statements, increased due to net additions of $1,477,000 (almost all of which were leasehold improvements associated with new office space), partially offset by depreciation and amortization.

The deferred income tax asset relates primarily to the unrealized tax benefit on the Company's allowance for loan losses. The allowance has been expensed for financial statement purposes but it is currently not deductible for income tax purposes until actual losses are incurred. The increase in the deferred tax asset is a function of the increase in the allowance for loan losses during the period.

The deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The increase was due to a total of $2,217,000 of costs associated with issuing new debentures, partially offset by normal amortization during the period.

 The investment in unconsolidated subsidiaries consists of the Holding Company's $464,000 common stock investment in each of its unconsolidated subsidiaries, Intervest Statutory Trust I, II, II and IV.

The decrease in all other assets was due to the receipt of $2,535,000 in January 2004 from the exercise of common stock warrants at year-end 2003, the amount of which was recorded as a receivable at December 31, 2003.

Deposits
--------

Deposits increased to $993,872,000 at December 31, 2004, from $675,513,000 at December 31, 2003, reflecting increases in money market and certificate of deposit accounts of $38,335,000 and $277,612,000, respectively.

The following table sets forth the distribution of deposit accounts by type:

                                          At December 31, 2004        At December 31, 2003
                                          --------------------        --------------------
          ($ in thousands)                 Amount    %  of Total     Amount     %  of Total
          -----------------------------------------------------------------------------------
          Demand deposits              $      6,142          0.6%  $      6,210          1.0%
          Interest checking deposits         15,051          1.5          9,146          1.4
          Savings deposits                   27,359          2.8         30,784          4.5
          Money market deposits             200,549         20.2        162,214         24.0
          Certificates of deposit           744,771         74.9        467,159         69.1
          -----------------------------------------------------------------------------------
          Total deposit accounts (1)   $    993,872        100.0%  $    675,513        100.0%
          -----------------------------------------------------------------------------------

(1)  Includes  individual  retirement  accounts  totaling  $113,266,000  and  $74,170,000  at
     December 31, 2004 and 2003, respectively, nearly all of which are certificates of deposit.

The following table sets forth certificate of deposits by maturity for the periods indicated:



                                        At December 31, 2004          December 31, 2003
                                        --------------------          -----------------
                                                      Wtd-Avg                     Wtd-Avg
          ($ in thousands)             Amount     Stated Rate      Amount     Stated Rate
          -------------------------------------------------------------------------------

          Within one year           $    269,553         2.84%  $    182,693         2.75%
          Over one to two years          119,780         3.43         90,936         3.64
          Over two to three years        134,409         4.48         30,094         4.43
          Over three to four years        75,317         4.06         89,085         4.83
          Over four years                145,712         4.48         74,351         4.20
          --------------------------------------------------------------------------------
                                    $    744,771         3.68%  $    467,159         3.66%
          --------------------------------------------------------------------------------

The following table sets forth the maturities of certificates of deposit in denominations of $100,000 or more:

                                                  At December 31,
                                                  ---------------
          ($ in thousands)                        2004      2003
          ---------------------------------------------------------
          Due within three months or less      $ 15,761   $  7,514
          Due over three months to six months    24,450      7,446
          Due over six months to one year        40,351     31,459
          Due over one year                     135,314     76,644
          ---------------------------------------------------------
                                               $215,876   $123,063
          ---------------------------------------------------------
          As a percentage of total deposits        21.7%      18.2%
          ---------------------------------------------------------

The following table sets forth net deposit flows:

                                                     For the Year Ended December 31,
                                                     -------------------------------
          ($ in thousands)                            2004         2003        2002
          -------------------------------------------------------------------------------
          Net increase before interest credited  $    292,667  $    151,138  $    126,230
          Net interest credited                        25,692        18,417        17,291
          -------------------------------------------------------------------------------
          Net deposit increase                   $    318,359  $    169,555  $    143,521
          -------------------------------------------------------------------------------

Borrowed Funds and Related Interest Payable
-------------------------------------------

The following table summarizes borrowed funds and related interest payable:

                                                        At December 31, 2004  At December 31, 2003
                                                        --------------------  --------------------
                                                                    Accrued               Accrued
     ($ in thousands)                                   Principal   Interest  Principal   Interest
     ---------------------------------------------------------------------------------------------
     Debentures - Intervest Mortgage Corporation        $  88,850  $   8,219  $  87,350  $  12,052
     Debentures - Holding Company                           5,580      1,749      7,340      2,361
     Debentures - Capital Securities - Holding Company     61,856        165     30,928         97
     FHLB advances - Intervest National Bank               36,000         21          -          -
     Mortgage note payable - Intervest National Bank          242          -        255          -
     ---------------------------------------------------------------------------------------------
                                                        $ 192,528  $  10,154  $ 125,873  $  14,510
     ---------------------------------------------------------------------------------------------

Intervest Mortgage Corporation had $88,850,000 of debentures outstanding at December 31, 2004, compared to $87,350,000 at December 31, 2003. The slight increase was due to the issuance of Series 11/28/03 and 6/7/04 debentures totaling $21,500,000 (with fixed rates ranging from 6.25% to 6.75% and maturing at various times through January 1, 2012), largely offset by the repayments of Series 5/12/95 6.00% (prime based) debentures due April 1, 2004 ($9,000,000 of principal and $2,749,000 of accrued interest), Series 6/28/99 8.50% debentures due July 1, 2004 ($2,000,000 of principal and $980,000), and Series 10/19/95
6.25% (prime based) debentures due October 1, 2004 ($9,000,000 of principal and $2,244,000 of accrued interest). Proceeds from the issuance of debentures, after underwriter's commissions and other issuance costs, amounted to $19,924,000.

Intervest Mortgage Corporation has filed a registration statement related to an offering of additional debentures. It is anticipated that debentures in an aggregate principal amount of up to $14,000,000 will be issued in the first quarter of 2005.

The Holding Company had a total of $67,436,000 of debentures outstanding at December 31, 2004, compared to $38,268,000 at December 31, 2003. The increase was due to the issuance of a total of $30,928,000 of its debentures to its wholly owned unconsolidated subsidiaries, Intervest Statutory III and IV, partially offset by the conversion of its convertible debentures. In 2004, $2,883,000 of convertible debentures ($1,760,000 of principal and $1,123,000 of accrued related interest) were converted into shares of Class A common stock at the election of the debenture holders.

The Bank from time to time may borrow funds on an overnight or short-term basis to manage its liquidity needs. At December 31, 2004, the Bank had $36,000,000 of FHLB borrowings outstanding, of which $19,000,000 were due in January 2005 and $17,000,000 in February 2005. These borrowings were repaid through deposit inflows. The Bank also has a mortgage note payable outstanding amounting to $242,000 at December 31, 2004, compared to $255,000 at December 31, 2003. The note was issued in connection with the Bank's purchase in 2002 of property that is located across from its Court Street branch office in Florida.

Accrued interest payable on borrowed funds amounted to $10,154,000 at year-end 2004, compared to $14,510,000 at year-end 2003. The decrease was due to repayments of interest as well as the decrease resulting from the conversion of debentures, partially offset by new accruals. A large portion of the accrued interest payable is due and payable at the maturity of various debentures. For a further discussion of borrowed funds, see notes 7 and 9 to the consolidated financial statements in this report.

All Other Liabilities
---------------------

The table below sets forth the composition of the caption "All other liabilities" in the table on page 20 as follows:

                                                     At December 31,
                                                     ---------------
               ($ in thousands)                       2004       2003
               --------------------------------------------------------
               Mortgage escrow funds payable         $ 14,533  $ 10,540
               Official checks outstanding             12,061     6,122
               Accrued interest payable on deposits     1,718     1,080
               Income taxes payable                        81       807
               All other liabilities                    1,710     1,693
               --------------------------------------------------------
                                                     $ 30,103  $ 20,242
               --------------------------------------------------------

Mortgage escrow funds payable represent advance payments made by borrowers for taxes and insurance that are remitted to third parties. The increase reflected the growth in the loan portfolio. Official checks outstanding varies and fluctuates based on banking activity. Accrued interest payable on deposits fluctuates based on total deposits and timing of interest payments. Income taxes payable fluctuates based on the Company's earnings, effective tax rate and timing of tax payments. All other is comprised mainly of accrued expenses, as well as fees received on loan commitments that have not yet been funded.

Stockholders' Equity
--------------------

Stockholders' equity increased to $90,094,000 from $75,385,000 at year-end 2003 as follows:

          ($in thousands)                                                     Amount    Shares    Per Share
          --------------------------------------------------------------------------------------------------
          Stockholders' equity at December 31, 2003                           $75,385  5,988,377  $    12.59
          Net earnings for the year                                            11,453          -           -
          Class A common stock warrants exercised                                 426     42,510       10.01
          Convertible debentures converted at election of debenture holders     2,821    240,546       11.73
          Compensation expense on warrants held by the Chairman (1)                 9          -           -
          --------------------------------------------------------------------------------------------------
          Stockholders' equity at December 31, 2004                           $90,094  6,271,433  $    14.37
          --------------------------------------------------------------------------------------------------

         (1)  For  discussion  of  compensation  related  to stock warrants, see note 14 to the consolidated financial statements in this report.

OFF-BALANCE SHEET AND OTHER FINANCING ARRANGEMENTS

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

The Company believes that it can fund its contractual obligations (a detail of which follows) from the aforementioned sources of funds. At December 31, 2004, the Bank has agreements with correspondent banks whereby it may borrow up to an additional $16,000,000 of federal funds on an unsecured basis. In addition, as a member of the FHLB and the FRB, the Bank can also borrow from these institutions on a secured basis that aggregated approximately $203,000,000 based on available collateral at December 31, 2004.

CONTRACTUAL OBLIGATIONS

The table below summarizes the Company's contractual obligations as of December 31, 2004.

                                                                                Due In
                                                                --------------------------------------
                                                                          2006 and  2008 and  2010 and
($ in thousands)                                       Total      2005      2007      2009      Later
------------------------------------------------------------------------------------------------------
Subordinated debentures and mortgage note payable   $   94,672  $ 29,116  $ 17,291  $ 25,635  $ 22,630
Subordinated debentures - capital securities            61,856         -         -         -    61,856
FHLB advances                                           36,000    36,000         -         -         -
Accrued interest payable on all borrowed funds          10,154     5,445     1,960     2,538       211
Deposits with no stated maturities                     249,101   249,101         -         -         -
Deposits with stated maturities                        744,771   269,553   254,189   204,100    16,929
Operating lease payments                                 8,243       907     1,763     1,734     3,839
Unfunded loan commitments (1)                          159,697   154,085     5,612         -         -
Available lines of credit (1)                              789       789         -         -         -
Standby letters of credit (1)                              750       750         -         -         -
------------------------------------------------------------------------------------------------------
                                                    $1,366,033  $745,746  $280,815  $234,007  $105,465
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

The Bank is required to maintain regulatory defined minimum Tier 1 leverage and Tier 1and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At December 31, 2004 and 2003, management believes the Bank met its capital adequacy requirements and is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events that would change the Bank's designation as a well-capitalized institution.

Information regarding the Bank's regulatory capital and related ratios is summarized as follows:

                                                                              At December 31,
                                                                              ---------------
     ($ in thousands)                                                         2004        2003
     -------------------------------------------------------------------------------------------
     Tier 1 Capital:   Stockholder's equity                               $  111,343   $ 73,907
                       Disallowed portion of deferred tax asset               (4,619)    (2,508)
                                                                          ----------------------
                                                                             106,724     71,399
     Tier 2 Capital:   Allowable portion of allowance for loan losses         10,689      6,310
     -------------------------------------------------------------------------------------------
     Total risk-based capital                                             $  117,413   $ 77,709
     -------------------------------------------------------------------------------------------
     Net risk-weighted assets                                             $  971,823   $620,155
     Average assets for regulatory purposes                               $1,140,624   $739,234
     -------------------------------------------------------------------------------------------
     Tier 1 capital to average assets                                           9.36%      9.66%
     Tier 1 capital to risk-weighted assets                                    10.98%     11.51%
     Total capital to risk-weighted assets                                     12.08%     12.53%
     -------------------------------------------------------------------------------------------

The Holding Company on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At December 31, 2004 and 2003, management believes that the Holding Company met its capital adequacy requirements.

Information regarding the Holding Company's regulatory capital and related ratios is summarized below:

                                                                                       At December 31,
                                                                                       ---------------
     ($ in thousands)                                                                   2004       2003
     ----------------------------------------------------------------------------------------------------
     Tier 1 Capital:   Stockholder's equity                                        $   90,094   $ 75,385
                       Capital Securities limited to 25% of core capital               30,032     25,122
                                                                                   ----------------------
     Total core capital elements                                                      120,126    100,507
                       Disallowed portion of deferred tax asset                        (5,095)    (2,936)
     ----------------------------------------------------------------------------------------------------
     Total Tier 1 Capital                                                             115,031     97,571
     ----------------------------------------------------------------------------------------------------
     Tier 2 Capital :  Excess Capital Securities                                       29,968      4,878
                       Allowable portion of allowance for loan losses                  11,106      6,580
     ----------------------------------------------------------------------------------------------------
     Total Tier 2 Capital                                                              41,074     11,458
     ----------------------------------------------------------------------------------------------------
     Total risk-based capital                                                      $  156,105   $109,029
     ----------------------------------------------------------------------------------------------------
     Net risk-weighted assets                                                      $1,096,711   $734,839
     Average assets for regulatory purposes                                        $1,273,770   $862,873
     ----------------------------------------------------------------------------------------------------
     Tier 1 capital to average assets                                                    9.03%     11.31%
     Tier 1 capital to risk-weighted assets                                             10.49%     13.28%
     Total capital to risk-weighted assets                                              14.23%     14.84%
     ----------------------------------------------------------------------------------------------------

On January 1 2004, the Company adopted FIN 46-R, "Consolidation of Variable Interest Entities," which requires bank holding companies that have used controlled business trusts to raise financing by issuing trust preferred securities to deconsolidate their investments in those trusts. For a further discussion of FIN 46-R and the regulatory implications, see the section entitled "Recent Accounting and Regulatory Developments" in note 1 to the consolidated financial statements.

Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At December 31, 2004 and 2003, Intervest Securities Corporation's net capital was $481,000 and $459,000, respectively.

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

The Company's one-year positive interest rate sensitivity gap remained relatively unchanged at $114,022,000, or 8.7% of total assets, at December 31, 2004, compared to $118,124,000, or 13.0% at December 31, 2003. For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, the one-year gap would then change. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 22.5% at year-end 2004, compared to a positive 29.6% at year-end 2003.

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

The table below summarizes interest-earning assets and interest-bearing liabilities as of December 31, 2004, that are scheduled to mature or reprice within the periods shown.

                                                    0-3       4-12      Over 1-4    Over 4
                                                 ---------  ---------  ----------  ---------
     ($in thousands)                              Months     Months      Years       Years       Total
     ----------------------------------------------------------------------------------------------------
     Loans (1)                                   $281,578   $283,239   $ 305,890   $156,036   $1,026,743
     Securities held to maturity (2)               34,343     82,716     130,712      1,117      248,888
     Short-term investments                        12,573          -           -          -       12,573
     FRB and FHLB stock                             2,628          -           -      2,464        5,092
     ----------------------------------------------------------------------------------------------------
     Total rate-sensitive assets                 $331,122   $365,955   $ 436,602   $159,617   $1,293,296
     ----------------------------------------------------------------------------------------------------
     Deposit accounts (3):
       Interest checking deposits                $ 15,051   $      -   $       -   $      -   $   15,051
       Savings deposits                            27,359          -           -          -       27,359
       Money market deposits                      200,549          -           -          -      200,549
       Certificates of deposit                     57,327    212,225     329,506    145,713      744,771
     ----------------------------------------------------------------------------------------------------
     Total deposits                               300,286    212,225     329,506    145,713      987,730
     ----------------------------------------------------------------------------------------------------
     FHLB advances                                 36,000          -           -          -       36,000
     Debentures and mortgage note payable (1)      26,100      3,000      49,794     77,634      156,528
     Accrued interest on all borrowed funds (1)     5,327        117       4,322        388       10,154
     ----------------------------------------------------------------------------------------------------
     Total borrowed funds                          67,427      3,117      54,116     78,022      202,682
     ----------------------------------------------------------------------------------------------------
     Total rate-sensitive liabilities            $367,713   $215,342   $ 383,622   $223,735   $1,190,412
     ----------------------------------------------------------------------------------------------------
     GAP (repricing differences)                 $(36,591)  $150,613   $  52,980   $(64,118)  $  102,884
     ----------------------------------------------------------------------------------------------------
     Cumulative GAP                              $(36,591)  $114,022   $ 167,002   $102,884   $  102,884
     ----------------------------------------------------------------------------------------------------
     Cumulative GAP to total assets                  -2.8%       8.7%       12.7%       7.8%         7.8%
     ----------------------------------------------------------------------------------------------------

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003.

General
-------

Consolidated net earnings for 2004 increased by $2,333,000, or 26%, to $11,453,000, or $1.71 per diluted share, from $9,120,000, or $1.53 per diluted share, reported in 2003. The $2,333,000 increase in earnings was due to growth in net interest and dividend income of $5,966,000 and an increase of $1,819,000 in noninterest income. These revenue increases were partially offset by a $2,557,000 increase in the provision for loan losses, a $1,903,000 increase in income tax expense and a $992,000 increase in noninterest expenses. The Company's return on average assets and equity was 1.02% and 14.14%, respectively, in 2004, compared to 1.19% and 15.34% in 2003, and its efficiency ratio (which is a measure of its ability to control expenses as a percentage of its revenues) stood at 25% for 2004.

Selected information regarding results of operations by entity for 2004 follows:

                                             Intervest   Intervest    Intervest                Inter-
                                             National     Mortgage    Securities    Holding    Company
($in thousands)                                Bank        Corp.        Corp.       Company   Amts (2)   Combined
------------------------------------------------------------------------------------------------------------------
Interest and dividend income                $   55,770   $    9,896  $         6   $  1,087   $   (210)  $  66,549
Interest expense                                26,597        7,945            -      4,351       (210)     38,683
                                            ----------------------------------------------------------------------
Net interest and dividend income                29,173        1,951            6     (3,264)         -      27,866
Provision for loan losses                        4,379          140            -          7          -       4,526
Noninterest income                               4,272        4,915          119        389     (4,555)      5,140
Noninterest expenses                             9,935        2,347           84        440     (4,555)      8,251
                                            ----------------------------------------------------------------------
Earnings before taxes                           19,131        4,379           41     (3,322)         -      20,229
Provision for income taxes                       8,266        2,025           19     (1,534)         -       8,776
------------------------------------------------------------------------------------------------------------------
Net earnings                                $   10,865   $    2,354  $        22   $ (1,788)  $      -   $  11,453
------------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)                      (3,429)           -            -      3,429   $      -           -
------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $    7,436   $    2,354  $        22   $  1,641              $  11,453
------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany
    dividends for 2003                      $    6,972   $    1,759  $        (6)  $    395   $      -   $   9,120
------------------------------------------------------------------------------------------------------------------

(1)  Dividends  to  the  Holding  Company  provide  funds for the debt service on the Capital Securities, which is included in the Holding Company's interest expense.
(2)  All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.

Net Interest and Dividend Income
--------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest and dividend income increased by $5,966,000 to $27,866,000 in 2004, from $21,900,000 in 2003. The improvement was attributable to a $350,742,000 increase in average interest-earning assets resulting from continued growth in loans of $282,168,000 and a higher level of security and short-term investments aggregating $68,574,000. The growth in average assets was funded by $287,439,000 of new deposits, $34,429,000 of additional borrowed funds and a $21,553,000 increase in stockholders' equity (resulting from earnings and the issuance of shares upon the exercise of common stock warrants and conversion of convertible debentures).

The Company's net interest margin decreased to 2.52% in 2004 from 2.90% in 2003. The decrease was due to the Company's yield on interest-earning assets decreasing at a faster pace than its cost of funds. In a low interest rate environment, the yield on interest-earning assets decreased 67 basis points to 6.02% in 2004 due to lower rates on new mortgage loans originated and prepayments of higher-yielding loans. The cost of funds decreased 33 basis points to 3.84% in 2004 due to lower rates paid on deposit accounts and the addition of new debentures with lower rates than existing ones, partially offset by rate increases on floating-rate debentures. These floating-rate debentures are indexed to the JPMorgan Chase Bank prime rate, which increased by a total of 125 basis points from year-end 2003.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2004 and 2003. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

                                                                     For the Year Ended December 31,
                                                                     -------------------------------
                                                                   2004                           2003
                                                   --------------------------------  ------------------------------
                                                     Average     Interest   Yield/    Average    Interest   Yield/
($in thousands)                                      Balance    Inc./Exp.    Rate     Balance   Inc./Exp.    Rate
-------------------------------------------------------------------------------------------------------------------
                      Assets
Interest-earning assets:
  Loans (1)                                        $  867,724   $   61,928    7.14%  $585,556   $   47,223    8.06%
  Securities                                          207,557        4,259    2.05    143,766        2,965    2.06
  Other interest-earning assets                        29,766          362    1.22     24,983          276    1.10
-------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       1,105,047   $   66,549    6.02%   754,305   $   50,464    6.69%
-------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             15,505                          13,686
-------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,120,552                        $767,991
-------------------------------------------------------------------------------------------------------------------
       Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest checking deposits                       $   12,052   $      187    1.55%  $ 11,120   $      182    1.64%
  Savings deposits                                     30,803          550    1.79     31,782          601    1.89
  Money market deposits                               191,495        3,583    1.87    146,509        2,763    1.89
  Certificates of deposit                             612,735       22,010    3.59    370,235       14,891    4.02
-------------------------------------------------------------------------------------------------------------------
  Total deposit accounts                              847,085       26,330    3.11    559,646       18,437    3.29
-------------------------------------------------------------------------------------------------------------------
  Federal funds purchased and FHLB advances             1,914           40    2.09          -            -       -
  Debentures and accrued interest payable             109,697        8,801    8.02    105,347        8,316    7.89
  Debentures - capital securities                      47,533        3,495    7.35     19,356        1,793    9.26
  Mortgage note payable                                   249           17    7.00        261           18    7.00
-------------------------------------------------------------------------------------------------------------------
  Total borrowed funds                                159,393       12,353    7.75    124,964       10,127    8.10
-------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  1,006,478   $   38,683    3.84%   684,610   $   28,564    4.17%
-------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            6,599                           5,666
Noninterest-bearing liabilities                        26,471                          18,264
Stockholders' equity                                   81,004                          59,451
-------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,120,552                        $767,991
-------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $   27,866    2.18%             $   21,900    2.52%
-------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $   98,569                 2.52%  $ 69,695                 2.90%
-------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities                 1.10x                           1.10x
-------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets                               1.02%                           1.19%
  Return on average equity                              14.14%                          15.34%
  Noninterest expense to average assets                  0.74%                           0.95%
  Efficiency ratio (2)                                  25.00%                          28.78%
  Average stockholders' equity to average assets         7.23%                           7.74%
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

                                                For the Year Ended December 31, 2004 vs. 2003
                                                ---------------------------------------------
                                                Increase (Decrease) Due To Change In:
                                                -------------------------------------
     ($ in thousands)                                  Rate          Volume     Rate/Volum e     Total
     ------------------------------------------------------------------------------------------------------
     Interest-earning assets:
       Loans                                     $     (5,387)  $     22,743   $     (2,651)  $     14,705
       Securities                                         (14)         1,314             (6)         1,294
       Other interest-earning assets                       30             53              3             86
     ------------------------------------------------------------------------------------------------------
     Total interest-earning assets                     (5,371)        24,110         (2,654)        16,085
     ------------------------------------------------------------------------------------------------------
     Interest-bearing liabilities:
       Interest checking deposits                         (10)            15              -              5
       Savings deposits                                   (32)           (19)             -            (51)
       Money market deposits                              (29)           850             (1)           820
       Certificates of deposit                         (1,592)         9,749         (1,038)         7,119
     ------------------------------------------------------------------------------------------------------
     Total deposit accounts                            (1,663)        10,595         (1,039)         7,893
     ------------------------------------------------------------------------------------------------------
     Total borrowed funds                                (233)         2,951           (492)         2,226
     ------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                (1,896)        13,546         (1,531)        10,119
     ------------------------------------------------------------------------------------------------------
     Net change in interest and dividend income  $     (3,475)  $     10,564   $     (1,123)  $      5,966
     ------------------------------------------------------------------------------------------------------

Provision for Loan Losses
-------------------------

The provision for loan losses increased to $4,526,000 in 2004 from $1,969,000 in 2003. The higher provision was a function of loan growth, which amounted to $347,887,000 in 2004 versus $183,554,000 in 2003, as well as a decrease in the credit  grade  of  two  loans  during  the  third  quarter  of  2004.

Noninterest Income
------------------

Noninterest income increased by $1,819,000 to $5,140,000 in 2004 and is summarized as follows:

                                                               For the Year Ended December 31,
                                                               -------------------------------
     ($ in thousands)                                              2004            2003
     -----------------------------------------------------------------------------------------
     Customer service fees                                     $          252  $          187
     Income from mortgage lending activities (1)                        1,221             824
     Income from the early repayment of mortgage loans (2)              3,546           2,317
     Commissions and fees                                                 119              38
     Gain (loss) from early call of investment securities (3)               2             (51)
     All other noninterest income                                           -               6
     -----------------------------------------------------------------------------------------
                                                               $        5,140  $        3,321
     -----------------------------------------------------------------------------------------

(1) Consists mostly of fees from expired loan commitments and loan servicing, maintenance and inspections charges.
(2) Consists of the recognition of any unearned fees at the time of payoff and the receipt of prepayment income in certain cases.
(3) Consists of the recognition of any unamortized premium or discount at time of call.

The increase of $1,819,000 was primarily due to higher income of $1,229,000 from the prepayment of mortgage loans, a $321,000 increase in loan service charges and $76,000 of additional fee income from loan commitments that expired and were not funded.

Noninterest Expenses
--------------------

Noninterest expenses increased by $992,000 to $8,251,000 in 2004 and is summarized as follows:

                                            For the Year Ended December 31,
                                            -------------------------------
          ($ in thousands)                        2004          2003
     ----------------------------------------------------------------------
          Salaries and employee benefits     $       4,046  $       3,655
          Occupancy and equipment, net               1,659          1,270
          Data processing                              428            533
          Professional fees and services               411            364
          Stationery, printing and supplies            180            152
          Postage and delivery                         111            101
          FDIC and general insurance                   264            225
          Director and committee fees                  397            229
          Advertising and promotion                    110             35
          All other expenses                           645            695
     ----------------------------------------------------------------------
                                             $       8,251  $       7,259
     ----------------------------------------------------------------------

Salaries and employee benefits expense increased due to the following: $589,000 from salary increases, a higher cost of employee benefits and additional staff; $350,000 from bonus payments to certain executives of the Company in connection with the sale of capital securities and leasing of new space; and $41,000 of additional commission expense. The increases were partially offset by a $435,000 decrease in compensation from common stock warrants and a $154,000 decrease in compensation resulting from a higher level of SFAS No. 91 direct fee income (due to more loan originations). The Company had 64 fulltime employees at December 31, 2004 versus 61 at December 31, 2003. See note 14 to the consolidated financial statements in this report for additional information on common stock warrants.

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

Professional fees and services, stationery, printing and supplies, postage and delivery, and FDIC and general insurance expenses increased largely due to the Company's growth.

Data processing expense decreased due to lower fees incurred by the Bank despite an increase in its assets. The Bank renegotiated its data processing contract during late 2003 by extending the expiration date to 2010 and reducing the processing fee to a fixed amount until its assets reach $1.1 billion. Thereafter the fee becomes variable and is calculated based on total assets. Previously, the data processing fee was entirely variable and a function of the Bank's total assets.

Director and committee fees increased due to higher fees paid to directors for each board and committee meeting attended. The fees were increased in June 2003 and October 2004.

Advertising expense increased due to additional advertising to support loan and deposit growth.

All other expenses were lower due to a decrease of $49,000 in losses from transactional accounts and a decrease in foreclosed real estate expenses of $64,000, partial offset by increased travel, telephone and franchise tax expense.

Provision for Income Taxes
--------------------------

The provision for income taxes increased by $1,903,000 to $8,776,000 in 2004, from $6,873,000 in 2003, due to higher pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.4% in 2004, compared to 43.0% in 2003.

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

Selected information regarding results of operations by entity for 2003 follows:

                                                                  Intervest    Intervest                Inter-
                                             Intervest National    Mortgage    Securities    Holding    Company
($in thousands)                                     Bank             Corp       Corp (2)     Company   Amts (3)   Combined
---------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                $            40,232   $    9,269  $         3   $  1,125   $   (165)  $  50,464
Interest expense                                         18,620        7,140            -      3,024       (220)     28,564
                                            -------------------------------------------------------------------------------
Net interest and dividend income                         21,612        2,129            3     (1,899)        55      21,900
Provision for loan losses                                 1,846           91            -         32          -       1,969
Noninterest income                                        2,687        2,799           38        346     (2,549)      3,321
Noninterest expenses                                      7,372        1,582           51        748     (2,494)      7,259
                                            -------------------------------------------------------------------------------
Earnings before taxes                                    15,081        3,255          (10)    (2,333)         -      15,993
Provision for income taxes                                6,414        1,496           (4)    (1,033)         -       6,873
---------------------------------------------------------------------------------------------------------------------------
Net earnings                                $             8,667   $    1,759  $        (6)  $ (1,300)  $      -   $   9,120
---------------------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)                               (1,695)           -            -      1,695          -           -
---------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $             6,972   $    1,759  $        (6)  $    395   $      -   $   9,120
---------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany
   dividends for 2002                       $             4,959   $    1,567  $         -   $    380   $      -   $   6,906
---------------------------------------------------------------------------------------------------------------------------

(1) Dividends to the Holding Company provide funds for the debt service on the Capital Securities, which is included in the Holding Company's interest expense.
(2)     Results  are from date of acquisition, June 2, 2003 through December 31,
2003.
(3) All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.

Net Interest and Dividend Income
--------------------------------

Net interest and dividend income is the Company's primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest and dividend income increased by $4,746,000 to $21,900,000 in 2003, from $17,154,000 in 2002. The increase was attributable to growth of $158,223,000 in average interest-earning assets and a slightly higher net interest margin. The growth in assets is reflected in new mortgage loans of $146,315,000 and new security and short-term investments aggregating
$11,908,000. The growth in assets was funded primarily by $118,602,000 of interest-bearing deposits, $18,832,000 of additional borrowed funds and a $15,067,000 increase in stockholders' equity (resulting from earnings and the issuance of shares upon the exercise of common stock warrants and conversion of convertible debentures).

The Company's net interest margin increased to 2.90% in 2003 from 2.88% in 2002. The increase was due to the Company's cost of funds decreasing at a faster pace than its yield on interest-earning assets in a declining interest rate environment. The yield on interest-earning assets decreased 60 basis points to 6.69% in 2003 primarily due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on security and other short-term investments (including the effect of early calls of securities with the resulting proceeds being invested in lower yielding securities). The cost of funds decreased 64 basis points to 4.17% in 2003 largely due to lower rates paid on deposit accounts and $41,500,000 of floating-rate debentures. The debentures are indexed to the JPMorgan Chase Bank prime rate, which decreased by a total of 25 basis points from year-end 2002.

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

                                                                       For the Year Ended December 31,
                                                                       -------------------------------
                                                                   2003                                2002
                                                    ----------------------------------  -----------------------------------
                                                    Average      Interest     Yield/      Average     Interest     Yield/
($ in thousands)                                    Balance      Inc./Exp.     Rate       Balance     Inc./Exp.     Rate
---------------------------------------------------------------------------------------------------------------------------
                  Assets
Interest-earning assets:
  Loans (1)                                        $  585,556   $   47,223       8.06%  $  439,241   $   39,273       8.94%
  Securities                                          143,766        2,965       2.06      142,840        3,964       2.78
  Other interest-earning assets                        24,983          276       1.10       14,001          242       1.73
---------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                         754,305   $   50,464       6.69%     596,082   $   43,479       7.29%
---------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             13,686                               14,586
---------------------------------------------------------------------------------------------------------------------------
Total assets                                       $  767,991                           $  610,668
---------------------------------------------------------------------------------------------------------------------------
       Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest checking deposits                       $   11,120   $      182       1.64%  $    9,521   $      221       2.32%
  Savings deposits                                     31,782          601       1.89       29,221          762       2.61
  Money market deposits                               146,509        2,763       1.89      119,582        3,082       2.58
  Certificates of deposit                             370,235       14,891       4.02      282,720       13,304       4.71
---------------------------------------------------------------------------------------------------------------------------
  Total deposit accounts                              559,646       18,437       3.29      441,044       17,369       3.94
---------------------------------------------------------------------------------------------------------------------------
  Federal funds purchased                                   -            -          -          116            2       1.87
  Debentures and accrued interest payable             105,347        8,316       7.89       90,777        7,440       8.20
  Debentures - capital securities                      19,356        1,793       9.26       15,000        1,497       9.98
  Mortgage note payable                                   261           18       7.00          239           17       7.00
---------------------------------------------------------------------------------------------------------------------------
  Total borrowed funds                                124,964       10,127       8.10      106,132        8,956       8.44
---------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                    684,610   $   28,564       4.17%     547,176   $   26,325       4.81%
---------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            5,666                                5,277
Noninterest-bearing liabilities                        18,264                               13,831
Stockholders' equity                                   59,451                               44,384
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $  767,991                           $  610,668
---------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $   21,900       2.52%               $   17,154       2.48%
---------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $   69,695                    2.90%  $   48,906                    2.88%
---------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
to total interest-bearing liabilities                   1.10x                                1.09x
---------------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets                               1.19%                                1.13%
  Return on average equity                              15.34%                               15.56%
  Noninterest expense to average assets                  0.95%                                1.06%
  Efficiency ratio (2)                                  28.78%                               33.45%
  Average stockholders' equity to average assets         7.74%                                7.27%
---------------------------------------------------------------------------------------------------------------------------

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

                                                 For the Year Ended December 31, 2003 vs. 2002
                                                 ---------------------------------------------
                                                 Increase (Decrease) Due To Change In:
                                                 -------------------------------------
     ($ in thousands)                                Rate          Volume      Rate/Volume      Total
     -----------------------------------------------------------------------------------------------------
     Interest-earning assets:
       Loans                                     $     (3,850)  $     13,082  $     (1,282)  $      7,950
       Securities                                      (1,018)            26            (7)          (999)
       Other interest-earning assets                      (87)           190           (69)            34
     -----------------------------------------------------------------------------------------------------
     Total interest-earning assets                     (4,955)        13,298        (1,358)         6,985
     -----------------------------------------------------------------------------------------------------
     Interest-bearing liabilities:
       Interest checking deposits                         (65)            37           (11)           (39)
       Savings deposits                                  (209)            67           (19)          (161)
       Money market deposits                             (827)           694          (186)          (319)
       Certificates of deposit                         (1,933)         4,118          (598)         1,587
     -----------------------------------------------------------------------------------------------------
     Total deposit accounts                            (3,034)         4,916          (814)         1,068
     -----------------------------------------------------------------------------------------------------
     Total borrowed funds                                (384)         1,629           (73)         1,172
     -----------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                (3,418)         6,545          (887)         2,240
     -----------------------------------------------------------------------------------------------------
     Net change in interest and dividend income  $     (1,537)  $      6,753  $       (471)  $      4,745
     -----------------------------------------------------------------------------------------------------

Provision for Loan Losses
-------------------------

The provision for loan losses increased to $1,969,000 in 2003 from $1,274,000 in 2002. The higher provision was a function of loan growth ($183,554,000 in 2003 versus $123,028,000 in 2002).

Noninterest Income
------------------

Noninterest income increased by $1,103,000 to $3,321,000 in 2003 and is summarized as follows:

                                                              For the Year Ended December 31,
                                                              -------------------------------
     ($ in thousands)                                             2003         2002
     ----------------------------------------------------------------------------------------
     Customer service fees                                     $         187   $          171
     Income from mortgage lending activities (1)                         824              485
     Income from the early repayment of mortgage loans (2)             2,317            1,435
     Gain from the sale of securities available for sale                   -              120
     Commissions and fees                                                 38                -
     (Loss) gain from early call of investment securities (3)            (51)               7
     All other noninterest income                                          6                -
     ----------------------------------------------------------------------------------------
                                                               $       3,321   $        2,218
     ----------------------------------------------------------------------------------------

(1) Consists mostly of fees from expired loan commitments and loan servicing, maintenance and inspections charges.
(2) Consists of the recognition of any unearned fees at the time of payoff and the receipt of prepayment income in certain cases.
(3) Consists of the recognition of any unamortized premium or discount at time of call.

The increase of $1,103,000 was due to higher income of $882,000 from the prepayment of mortgage loans and increases in fees earned on expired loan commitments and loan service charge income aggregating $339,000. These items were partially offset by a gain of $120,000 from the sale of securities in 2002.

Noninterest Expenses
--------------------

Noninterest expenses increased by $780,000 to $7,259,000 in 2003 and is summarized as follows:

                                             For the Year Ended December 31,
                                             -------------------------------
          ($ in thousands)                        2003          2002
          ------------------------------------------------------------------
          Salaries and employee benefits     $         3,655  $        3,016
          Occupancy and equipment, net                 1,270           1,318
          Data processing                                533             564
          Professional fees and services                 364             350
          Stationery, printing and supplies              152             141
          Postage and delivery                           101              93
          FDIC and general insurance                     225             179
          Director and committee fees                    229              95
          Advertising and promotion                       35              69
          All other expenses                             695             654
          ------------------------------------------------------------------
                                             $         7,259  $        6,479
          ------------------------------------------------------------------

Salaries and employee benefits expense increased due to the following: $613,000 from additional staff (61 employees at year-end 2003 versus 56 at year-end
2002), salary increases and a higher cost of employee benefits; and $309,000 from common stock warrants. These items were partially offset by a $133,000 increase in SFAS No. 91 direct fee income (due to more loan originations as well as a higher amount recognized per loan) and bonus payments totaling $150,000 to the Chairman of the Company in 2002 that did not recur in 2003. See note 14 to the consolidated financial statements in this report for additional information on common stock warrants.

Occupancy and equipment expense was lower due to an increase in sublease rental income ($40,000) from the Bank's Florida branches as well as depreciation expense ($50,000) recorded in 2002 in connection with the disposal of various equipment by the Bank that did not recur in 2003. These items were partially offset by rent expense incurred by Intervest Mortgage Corporation from leasing additional space in 2003.

Data processing expense decreased slightly to lower fees incurred by the Bank despite an increase in its assets. The Bank renegotiated its data processing contract during late 2003 by extending the expiration date to 2010 and reducing the processing fee to a fixed amount until its assets reach $1.1 billion.
Thereafter the fee becomes variable and is calculated based on total assets. Previously, the data processing fee was entirely variable and a function of the Bank's total assets.

Professional fees and services, stationery, printing and supplies, and postage and delivery expenses increased largely due to the Company's growth.

FDIC and general insurance expense increased due to higher FDIC premiums (due to deposit growth) and general insurance premiums (due to rate increases).

Director and committee fees increased due to higher fees paid to directors for each board and committee meeting attended. The fees were increased in June 2003.

Advertising and promotion expense decreased due to less advertising for loans and deposits.

All other expenses were higher primarily due to an increase in operational losses of $23,000 (resulting from growth in transactional deposit accounts).

Provision for Income Taxes
--------------------------

The provision for income taxes increased by $2,160,000 to $6,873,000 in 2003, from $4,713,000 in 2002, due to higher pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.0% in 2003, compared to 40.6% in 2002. The higher rate is due to a larger portion of consolidated taxable income being generated from New York operations, which has a higher income tax rate than Florida.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities, and the issuance of its debentures. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2004 and 2003, which reflect changes in market prices and rates, can be found in note  20  to  the  consolidated  financial  statements.

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. For a further discussion, see the section entitled "Asset and Liability Management" in Item 7 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are included herein:

- Report of Independent Registered Public Accounting Firm - Hacker, Johnson & Smith, P.A., P.C. (PAGE 40)
-  Report of Independent Registered Public Accounting Firm - Eisner LLP
   (PAGE 41)
-  Consolidated  Balance  Sheets  at  December  31,  2004  and  2003  (PAGE  42)
- Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002 (PAGE 43)
- Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002 (PAGE 44)
- Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002 (PAGE 45)
- Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002 (PAGE 46)
-  Notes  to  the  Consolidated  Financial  Statements  (PAGES  47  TO  69)

SUPPLEMENTARY DATA

Securities Held to Maturity
---------------------------

The following table sets forth information regarding securities held to maturity:

                                               After One Year to     After Five Years to
                                               -----------------     -------------------
                             One Year or Less      Five Years           Ten Years               Total
                             ----------------      ----------           ---------                -----
                          Carrying     Avg.     Carrying    Avg.     Carrying    Avg.    Carrying     Avg.
($ in thousands)            Value     Yield     Value      Yield      Value     Yield      Value     Yield
------------------------------------------------------------------------------------------------------------
At December 31, 2004:
---------------------
U.S. government agencies  $ 84,586      1.81%  $164,302      2.59%  $      -       -  %  $248,888      2.33%
At December 31, 2003:
---------------------
U.S. government agencies  $ 70,026      1.68%  $ 82,797      1.81%  $      -       -  %  $152,823      1.75%
At December 31, 2002:
---------------------
U.S. government agencies  $ 75,566      2.52%  $ 70,128      2.25%  $      -       -  %  $145,694      2.39%
------------------------------------------------------------------------------------------------------------

Loans and Allowance for Loan Losses
-----------------------------------

The following table sets forth information regarding loans receivable at December 31:

                                                  2004         2003        2002        2001        2000
                                               -----------  ----------  ----------  ----------  ----------
                                                Carrying     Carrying    Carrying    Carrying    Carrying
($in thousands)                                   value       value       value       value       value
----------------------------------------------------------------------------------------------------------

Commercial real estate and multifamily loans   $1,005,125   $ 654,721   $ 489,611   $ 365,736   $ 260,753
Land development and other land loans              19,198      20,526       1,890       2,485       2,531
Residential 1-4 family loans                          984       1,628       1,953       2,404       3,034
Commercial business loans                           1,215       1,662       1,608       1,363       1,781
Consumer loans                                        221         319         240         286         206
                                               -----------------------------------------------------------
Loans receivable                                1,026,743     678,856     495,302     372,274     268,305
Deferred loan fees                                (11,347)     (7,731)     (5,390)     (3,748)     (1,979)
                                               -----------------------------------------------------------
Loans receivable, net of deferred fees          1,015,396     671,125     489,912     368,526     266,326
Allowance for loan losses                         (11,106)     (6,580)     (4,611)     (3,380)     (2,768)
----------------------------------------------------------------------------------------------------------
Loans receivable, net                          $1,004,290   $ 664,545   $ 485,301   $ 365,146   $ 263,558
----------------------------------------------------------------------------------------------------------
Loans included above that were
   on a nonaccrual status at year end          $    4,607   $   8,474   $       -   $   1,243   $       -
----------------------------------------------------------------------------------------------------------

The following table sets forth information regarding the allowance for loan losses at December 31:

($in thousands)                                 2004        2003       2002       2001       2000
----------------------------------------------------------------------------------------------------

Allowance at beginning of year               $    6,580   $  4,611   $  3,380   $  2,768   $  2,493
Provision charged to operations                   4,526      1,969      1,274        612        275
Chargeoffs                                            -          -       (150)         -          -
Recoveries                                            -          -        107          -          -
----------------------------------------------------------------------------------------------------
Allowance at end of year                     $   11,106   $  6,580   $  4,611   $  3,380   $  2,768
----------------------------------------------------------------------------------------------------
Total loans, net of deferred fees            $1,015,396   $671,125   $489,912   $368,526   $266,326
Average loans outstanding during the year    $  867,724   $585,556   $439,241   $315,148   $250,941
Ratio of allowance to net loans receivable         1.09%      0.98%      0.94%      0.92%      1.04%
----------------------------------------------------------------------------------------------------

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board  of  Directors  and  Stockholders
Intervest  Bancshares  Corporation
New  York,  New  York:

We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We were furnished the reports of the other auditor on their audits of the consolidated financial statements of Intervest Mortgage Corporation, whose total assets as of December 31, 2004 and 2003, constituted 8.6% and 11.1% of the related consolidated totals, respectively, and whose net interest income, noninterest income and net earnings, constituted 7.0%, 14.3% and 20.6%, respectively in 2004, 9.7%, 14.8% and 19.3%, respectively in 2003 and 12.4%, 21.9% and 22.7%, respectively in 2002, of the related consolidated totals. Our opinion, insofar as it relates to the amounts included in the consolidated totals, are based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of another independent registered public accounting firm, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the accompanying consolidated financial statements, in 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities" as revised in December 2003. In accordance with this Interpretation, Intervest Statutory Trusts I, II, III and IV are not consolidated in the financial statements of the Company. The Company has also elected to adopt this Interpretation on a retroactive basis.


/s/  Hacker,  Johnson  &  Smith,  P.A.,  P.C.
---------------------------------------------
Hacker,  Johnson  &  Smith,  P.A.,  P.C.
Tampa,  Florida
March  11,  2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board  of  Directors  and  Stockholder
Intervest  Mortgage  Corporation
New  York,  New  York:

We have audited the consolidated balance sheets of Intervest Mortgage Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2004 (all of which are not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above fairly present, in all material respects, the consolidated financial position of Intervest Mortgage Corporation and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/  Eisner  LLP
----------------
Eisner  LLP
New  York,  New  York
February  10,  2005

                               INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                                                                            AT DECEMBER 31,
                                                                                         ---------------------
($in thousands, except par value)                                                           2004       2003
--------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                  $   12,026  $   8,833
Federal funds sold                                                                            9,948     36,816
Commercial paper and other short-term investments                                             2,625     18,479
                                                                                         ---------------------
  Total cash and cash equivalents                                                            24,599     64,128
Securities held to maturity, net                                                            248,888    152,823
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                                5,092      3,075
Loans receivable (net of allowance for loan losses of $11,106 and $6,580, respectively)   1,004,290    664,545
Accrued interest receivable                                                                   6,699      4,995
Loan fees receivable                                                                          8,208      5,622
Premises and equipment, net                                                                   6,636      5,752
Deferred income tax asset                                                                     5,095      2,960
Deferred debenture offering costs, net                                                        4,929      4,023
Other assets                                                                                  2,315      3,600
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                             $1,316,751  $ 911,523
--------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing demand deposit accounts                                            $    6,142  $   6,210
  Interest-bearing deposit accounts:
   Checking (NOW) accounts                                                                   15,051      9,146
    Savings accounts                                                                         27,359     30,784
    Money market accounts                                                                   200,549    162,214
    Certificate of deposit accounts                                                         744,771    467,159
                                                                                         ---------------------
Total deposit accounts                                                                      993,872    675,513
Borrowed funds:
    Federal Home Loan Bank advances                                                          36,000          -
    Subordinated debentures                                                                  94,430     94,690
    Subordinated debentures - capital securities                                             61,856     30,928
    Accrued interest payable on all borrowed funds                                           10,154     14,510
    Mortgage note payable                                                                       242        255
                                                                                         ---------------------
Total borrowed funds                                                                        202,682    140,383
Accrued interest payable on deposits                                                          1,718      1,080
Mortgage escrow funds payable                                                                14,533     10,540
Official checks outstanding                                                                  12,061      6,122
Other liabilities                                                                             1,791      2,500
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                         1,226,657    836,138
--------------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 5, 17 and 19)

STOCKHOLDERS' EQUITY
Preferred stock  (300,000 shares authorized, none issued)                                         -          -
Class A common stock  ($1.00 par value, 9,500,000 shares authorized,
    5,886,433 and 5,603,377shares issued and outstanding, respectively)                       5,886      5,603
Class B common stock  ($1.00 par value, 700,000 shares authorized,
    and 385,000 shares issued and outstanding)                                                  385        385
Additional paid-in-capital, common                                                           38,961     35,988
Retained earnings                                                                            44,862     33,409
--------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                   90,094     75,385
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $1,316,751  $ 911,523
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF EARNINGS

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
($in thousands, except per share data)                               2004       2003       2002
--------------------------------------------------------------------------------------------------

INTEREST AND DIVIDEND INCOME
Loans receivable                                                   $  61,928  $ 47,223   $  39,273
Securities                                                             4,259     2,965       3,964
Other interest-earning assets                                            362       276         242
--------------------------------------------------------------------------------------------------
TOTAL INTEREST AND DIVIDEND INCOME                                    66,549    50,464      43,479
--------------------------------------------------------------------------------------------------
INTEREST EXPENSE

Deposits                                                              26,330    18,437      17,369
Subordinated debentures                                                8,801     8,316       7,440
Subordinated debentures - capital securities                           3,495     1,793       1,497
Other borrowed funds                                                      57        18          19
--------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                38,683    28,564      26,325
--------------------------------------------------------------------------------------------------
NET INTEREST AND DIVIDEND INCOME                                      27,866    21,900      17,154
Provision for loan losses                                              4,526     1,969       1,274
--------------------------------------------------------------------------------------------------
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES      23,340    19,931      15,880
--------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Customer service fees                                                    252       187         171
Income from mortgage lending activities                                1,221       824         485
Income from the early repayment of mortgage loans                      3,546     2,317       1,435
Commissions and fees                                                     119        38           -
Gain from the sales of securities available for sale                       -         -         120
Gain (loss) from early call of investment securities                       2       (51)          7
All other                                                                  -         6           -
--------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                               5,140     3,321       2,218
--------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
Salaries and employee benefits                                         4,046     3,655       3,016
Occupancy and equipment, net                                           1,659     1,270       1,318
Data processing                                                          428       533         564
Professional fees and services                                           411       364         350
Stationery, printing and supplies                                        180       152         141
Postage and delivery                                                     111       101          93
FDIC and general insurance                                               264       225         179
Director and committee fees                                              397       229          95
Advertising and promotion                                                110        35          69
All other                                                                645       695         654
--------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES                                             8,251     7,259       6,479
--------------------------------------------------------------------------------------------------
Earnings before income taxes                                          20,229    15,993      11,619
Provision for income taxes                                             8,776     6,873       4,713
--------------------------------------------------------------------------------------------------
NET EARNINGS                                                       $  11,453  $  9,120   $   6,906
--------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE                                           $    1.89  $   1.85   $    1.71
DILUTED EARNINGS PER SHARE                                         $    1.71  $   1.53   $    1.37
DIVIDENDS PER SHARE                                                $       -  $      -   $       -
--------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                      YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
($in thousands)                                                      2004      2003       2002
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
NET EARNINGS                                                       $ 11,453  $  9,120  $    6,906
--------------------------------------------------------------------------------------------------
  Net unrealized holding losses on available-for-sale securities          -         -         (72)
  Reclassification adjustment for gains realized in earnings              -         -        (120)
                                                                   -------------------------------
  Net unrealized losses on available-for-sale securities                  -         -        (192)
  Credit for income taxes related to unrealized losses
    on available-for-sale securities                                      -         -          81
                                                                   -------------------------------
Other comprehensive loss, net of tax                                      -         -        (111)
--------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME, NET OF TAX                             $ 11,453  $  9,120  $    6,795
--------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                               INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                   YEAR ENDED DECEMBER 31,
                                                                               -------------------------------
($in thousands)                                                                  2004      2003        2002
--------------------------------------------------------------------------------------------------------------

CLASS A COMMON STOCK
Balance at beginning of year                                                   $  5,603  $   4,348  $   3,545
Issuance of 42,510, 945,717 and 803,458 shares upon the exercise of warrants         43        946        803
Issuance of 240,546 and 309,573 shares upon the conversion of debentures            240        309          -
--------------------------------------------------------------------------------------------------------------
Balance at end of year                                                            5,886      5,603      4,348
--------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of year                                                        385        355        355
Issuance of 30,000 shares to acquire Intervest Securities Corporation                 -         30          -
--------------------------------------------------------------------------------------------------------------
Balance at end of year                                                              385        385        355
--------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of year                                                     35,988     24,134     19,001
Compensation related to vesting of certain Class B stock warrants                     9         26         26
Compensation related to the modification of certain Class A stock warrants            -        418        109
Issuance of 30,000 shares of Class B stock to acquire
  Intervest Securities Corporation                                                    -        185          -
Issuance of 42,510, 945,717 and 803,458 shares of Class A stock upon the
  exercise of Class A stock warrants, inclusive of tax benefits                     383      8,520      4,998
Issuance of 240,546 and 309,573 shares of Class A stock
  upon the conversion of debentures                                               2,581      2,705          -
--------------------------------------------------------------------------------------------------------------
Balance at end of year                                                           38,961     35,988     24,134
--------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of year                                                     33,409     24,289     17,383
Net earnings for the year                                                        11,453      9,120      6,906
--------------------------------------------------------------------------------------------------------------
Balance at end of year                                                           44,862     33,409     24,289
--------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of year                                                          -          -        111
Net change in accumulated other comprehensive income, net                             -          -       (111)
--------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                -          -          -
--------------------------------------------------------------------------------------------------------------

==============================================================================================================
TOTAL STOCKHOLDERS' EQUITY AT END OF YEAR                                      $ 90,094  $  75,385  $  53,126
==============================================================================================================

See accompanying notes to consolidated financial statements.

                                    INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------------
($in thousands)                                                                          2004        2003        2002
------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net earnings                                                                          $  11,453   $   9,120   $   6,906
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                               593         568         606
Provision for loan losses                                                                 4,526       1,969       1,274
Deferred income tax benefit                                                              (2,135)       (963)       (681)
Amortization of deferred debenture offering costs                                         1,249       1,084         919
Compensation expense related to common stock warrants                                         9         444         135
Amortization of premiums (accretion) of discounts and deferred loan fees, net            (3,539)     (1,610)       (588)
Gain from sales of securities available for sale                                              -           -        (120)
Net loss from sale of foreclosed real estate                                                  -          51           -
Net (decrease) increase in accrued interest payable on debentures                        (3,254)      1,648       2,392
Net increase in official checks outstanding                                               5,939       1,749       1,154
Net increase in loan fees receivable                                                      2,586       1,916       1,027
Net change in all other assets and liabilities                                            2,051       2,951       1,775
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                19,478      18,927      14,799
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net decrease (increase) in interest-earning time deposits with banks                          -       2,000      (1,750)
Maturities and calls of securities available for sale                                         -           -       2,500
Sales of securities available for sale                                                        -           -       3,620
Maturities and calls of securities held to maturity                                      88,880     117,755     104,785
Purchases of securities held to maturity                                               (187,089)   (127,221)   (153,335)
Net increase in loans receivable                                                       (347,887)   (182,674)   (124,271)
Sale of foreclosed real estate                                                                -         150           -
Cash acquired through acquisition of Intervest Securities Corporation                         -         218           -
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock                       (2,017)     (1,967)       (454)
Purchases of premises and equipment, net                                                 (1,477)       (222)       (387)
Investment in unconsolidated subsidiaries                                                  (928)       (464)          -
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (450,518)   (192,425)   (169,292)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in deposits                                                                318,359     169,555     143,521
Net increase in mortgage escrow funds payable                                             3,993       4,646       1,641
Net increase in FHLB advances                                                            36,000           -           -
Principal repayments of debentures and mortgage note payable                            (20,013)     (3,661)     (2,509)
Gross proceeds from issuance of debentures                                               52,428      31,000      13,500
Debentures issuance costs                                                                (2,217)     (1,694)     (1,021)
Proceeds from issuance of common stock                                                    2,961       6,931       5,801
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               391,511     206,777     160,933
------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                    (39,529)     33,279       6,440
Cash and cash equivalents at beginning of year                                           64,128      30,849      24,409
========================================================================================================================
CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $  24,599   $  64,128   $  30,849
========================================================================================================================
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for interest                                              $  40,050   $  25,647   $  22,936
  Cash paid during the year for income taxes                                             11,637       7,557       5,301
  Transfer of loan to foreclosed real estate, net of chargeoff                                -           -       1,081
  Loan to finance sale of foreclosed real estate                                              -         880           -
  Purchase of premises with mortgage note payable                                             -           -         275
  Conversion of debentures and accrued interest into Class A common stock                 2,821       3,015           -
  Issue Class B common stock to purchase Intervest Securities Corporation                     -         215           -
  Accumulated other comprehensive income - change in unrealized
    loss on securities available for sale, net of tax                                         -           -        (111)
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

1.   DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
     POLICIES

     DESCRIPTION OF BUSINESS

     Intervest Bancshares Corporation is a registered financial holding company referred to by itself as the "Holding Company." Its subsidiaries are: Intervest National Bank (the "Bank"); Intervest Mortgage Corporation; and Intervest Securities Corporation. The entities are referred to collectively as the "Company" on a consolidated basis. The Holding Company's primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. From time to time, the Holding Company also issues debt securities to raise funds for working capital purposes. The Company's primary business segment is banking and real estate lending.

     Intervest Statutory Trust I, II, III and IV are wholly owned subsidiaries of the Holding Company that are unconsolidated entities as required by FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003. FIN 46-R requires bank holding companies that have used controlled business trusts to raise financing by issuing trust preferred securities to deconsolidate their investments in those trusts. On January 1, 2004, the Company adopted FIN 46-R and deconsolidated Intervest Statutory Trust I and II, which were formed prior to FIN 46-R. The deconsolidation increased both the Company's total assets and borrowed funds previously reported at December 31, 2003 by $928,000, but had no effect on net income, stockholders' equity and regulatory capital.

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

     Intervest Mortgage Corporation is a mortgage investment company engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage and junior mortgage loans. Intervest Mortgage Corporation also provides loan origination services to the Bank. Intervest Mortgage Corporation has two wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation that provide administrative services to Intervest Mortgage Corporation. Intervest Mortgage Corporation issues debentures to provide funding for its lending business. Intervest Mortgage Corporation's mortgage loans are comprised of multifamily and commercial real estate loans.

     Intervest Securities Corporation is a broker/dealer and a NASD and SIPC member firm whose business activities to date have been insignificant and its only revenues have been derived from participating as a selected dealer from time to time in offerings of debt securities of the Company, primarily those of Intervest Mortgage Corporation. Intervest Securities Corporation was acquired by the Holding Company in June 2003 as discussed in note 22 herein.

     Intervest Statutory Trust I, II, III and IV were formed in December 2001, September 2003, March 2004 and September 2004, respectively. Each was formed for the sole purpose of issuing and administering capital securities as discussed in note 9 herein. The Trusts do not conduct any trade or business.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     PRINCIPLES  OF  CONSOLIDATION,  BASIS  OF PRESENTATION AND USE OF ESTIMATES

     The consolidated financial statements include the accounts of the Holding Company and its subsidiaries - the Bank, Intervest Mortgage Corporation and Intervest Securities Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to prior year amounts to conform to the current year's presentation. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, as of the date of the consolidated financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and real estate acquired through foreclosure and the estimated fair values of the Company's financial instruments.

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

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

     DEFERRED DEBENTURE OFFERING COSTS

     Costs relating to offerings of debentures are amortized over the terms of the debentures. The costs consist primarily of underwriters' commissions. Accumulated amortization amounted to $4,360,000 at December 31, 2004 and $4,794,000 at December 31, 2003.

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     STOCK-BASED  COMPENSATION

     The Company follows APB No.25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for compensation related to its stock warrants. Under APB No. 25, if the exercise price of the Company's stock warrants issued to employees or directors equals the market price of the underlying stock on the date of the grant or modification, no compensation expense is recognized. SFAS No.123, "Accounting for Stock-Based Compensation," as amended by SFAS No.148
     "Accounting for Stock-Based Compensation Transition and Disclosure," collectively "SFAS No.123," requires pro forma disclosures of net earnings and earnings per share determined as if the Company accounted for its stock warrants under the fair value method. Had compensation expense been determined based on estimated fair value, the Company's net earnings and earnings per share would have not have been materially different than those reported.

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     RECENT  ACCOUNTING  AND  REGULATORY  DEVELOPMENTS

     ACCOUNTING FOR LOAN COMMITMENTS. In March 2004, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" (SAB 105). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. Currently, loan commitments that the Company enters into would not be required to be accounted for as derivative instruments under SAB 105.

     IMPAIRMENT. Emerging Issues Task Force Issue No. 3-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 3-1") was issued and became effective March 31, 2004. This EITF provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 3-1 was not delayed.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES. On January 1 2004, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003 ("FIN 46-R"). FIN 46-R changes the method of determining whether certain entities should be included in the Company's financial statements. An entity is subject to FIN 46-R and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. FIN 46-R requires bank holding companies that have used controlled business trusts to raise financing by issuing trust preferred securities to deconsolidate their investments in those trusts.

     The adoption of FIN 46-R resulted in the deconsolidation of Intervest Statutory Trust I and II (both formed prior to FIN 46-R), which increased both the Company's total assets and borrowed funds previously reported at December 31, 2003 by $928,000, but had no effect on its net income, stockholders' equity and regulatory capital.

     In response to FIN 46-R, the Federal Reserve on March 1, 2005 issued a final rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies (BHC), but with stricter quantitative limits and clearer qualitative standards. The new rule provides a transition period for BHCs to meet the new, stricter limitations within regulatory capital by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     RECENT ACCOUNTING AND REGULATORY DEVELOPMENTS, CONTINUED

     Until March 31, 2009, BHCs generally must comply with the current Tier 1 capital limits. That is, BHCs generally should calculate their Tier 1 capital on a basis that limits the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities to 25 percent of the sum of qualifying common stockholder's equity, qualifying noncumulative and cumulative perpetual preferred stock (including related surplus), qualifying minority interest in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities. Amounts of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities in excess of this limit may be included in Tier 2 capital.

     Beginning March 31, 2009, qualifying cumulative perpetual preferred stock and trust preferred securities, as well as certain types of minority interest, are limited to 25 percent of the sum of core capital elements net of goodwill. The Holding Company currently does not have any goodwill.

     Beginning March 31, 2009, the excess amounts of restricted core capital elements in the form of qualifying trust preferred securities included in Tier 2 capital are limited to 50 percent of Tier 1 capital (net of goodwill). Amounts in excess of this limit will still be taken into account in the overall assessment of an organization's funding and financial condition. The final rule also provides that in the last five years before the underlying subordinated note matures, the associated trust preferred securities must be treated as limited-life preferred stock. Thus, in the last five years of the life of the note, the outstanding amount of trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital, subject, together with subordinated debt and other limited-life preferred stock, to a limit of 50 percent of Tier 1 capital. During this period, the trust preferred securities will be amortized out of Tier 2 capital by one-fifth of the original amount (less redemptions) each year and excluded totally from Tier 2 capital during the last year of life of the underlying note.

     As of December 31, 2004, assuming the Company no longer included its trust preferred securities in Tier 1 Capital, the Company would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action.

     SHARE-BASED COMPENSATION. In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," SFAS No. 123-R. SFAS No. 123-R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS No. 123-R eliminates the intrinsic value-based method prescribed by APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations, that the Company currently uses. The Company is required to adopt the new statement in the third quarter of 2005 and the new statement will impact its financial statements if and when any new stock warrants and/or options are issued in the future.

     CERTAIN LOANS AND DEBT SECURITIES ACQUIRED IN A TRANSFER. In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans and Debt Securities Acquired in a Transfer" (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its financial condition or result of operations.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     RECENT ACCOUNTING AND REGULATORY DEVELOPMENTS, CONTINUED

     NONMONETARY ASSETS. In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an Amendment to APB opinion No. 29." This Statement addresses the measurement of exchanges of nonmonetary assets. The statement is effective for fiscal periods beginning after June 15, 2005. Management believes this Statement will not have a material effect on the Company's financial statements.

2.   SECURITIES

     The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

                                      Gross        Gross     Estimated              Wtd-Avg
                                   -----------  -----------  ----------            ---------
                       Amortized   Unrealized   Unrealized      Fair     Wtd-Avg   Remaining
                       ----------  -----------  -----------  ----------  --------
($in thousands)           Cost        Gains       Losses       Value      Yield    Maturity
--------------------------------------------------------------------------------------------
At December 31, 2004   $  248,888  $        12  $     1,689  $  247,211     2.33%  1.4 Years
At December 31, 2003   $  152,823  $       278  $       106  $  152,995     1.75%  1.1 Years
--------------------------------------------------------------------------------------------

     All the securities at December 31, 2004 and 2003 were debt obligations of either the FHLB, FNMA, FHLMC, SLMA or FFCB. The securities have fixed rates or have predetermined scheduled rate increases, and some have call features that allow the issuer to call the security before its stated maturity without penalty.

     At December 31, 2004, the portfolio consisted of 177 securities of which 173 had an unrealized loss. Substantially all of the unrealized losses were for a continuous period of less than 12 months. Management believes that the cause of the unrealized losses is directly related to changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, their fair value will increase.

     The Company views the unrealized losses noted above to be temporary based on the impact of interest rates, the very short life of the investments and their high credit quality. In addition, the Company has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

     The amortized cost and estimated fair value of securities held to maturity at December 31, 2004, by remaining term to contractual maturity is as follows:

($in thousands)                         Amortized Cost   Estimated Fair Value   Average Yield
----------------------------------------------------------------------------------------------
Due in one year or less                 $        84,586  $              84,235           1.81%
Due after one year through five years           164,302                162,976           2.59%
----------------------------------------------------------------------------------------------
                                        $       248,888  $             247,211           2.33%
----------------------------------------------------------------------------------------------

     The Company did not have any securities classified as available for sale during 2004 and 2003. In 2002, there were sales of $3,500,000 of securities available for sale and gross realized gains amounted to $120,000. There were no sales of securities in 2004 or 2003.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

3.   LOANS RECEIVABLE

     Loans  receivable  is  as  follows:

                                             At Decem ber 31, 2004       At December 31, 2003
                                         --------------------------  --------------------------
($in thousands)                          # of Loans      Amount      # of Loans      Amount
-----------------------------------------------------------------------------------------------
Commercial real estate loans                    244  $     601,512          184  $     344,071
Residential multifamily loans                   249        403,613          210        310,650
Land development and other land loans            11         19,198            6         20,526
Residential 1-4 family loans                      4            984           26          1,628
Commercial business loans                        23          1,215           28          1,662
Consumer loans                                   12            221           16            319
-----------------------------------------------------------------------------------------------
Loans receivable                                543      1,026,743          470        678,856
-----------------------------------------------------------------------------------------------
Deferred loan fees                                         (11,347)                     (7,731)
-----------------------------------------------------------------------------------------------
Loans receivable, net of deferred fees                   1,015,396                     671,125
-----------------------------------------------------------------------------------------------
Allowance for loan losses                                  (11,106)                     (6,580)
-----------------------------------------------------------------------------------------------
Loans receivable, net                                $   1,004,290               $     664,545
-----------------------------------------------------------------------------------------------

     At December 31, 2004, $4,607,000 of loans were on a nonaccrual status, compared to $8,474,000 at December 31, 2003. These loans were considered impaired under the criteria of SFAS No.114. but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded the Company's recorded investment.

     At December 31, 2004 and 2003, there were no other loans classified as nonaccrual, impaired or ninety days past due and still accruing interest. Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $236,000 in 2004, $339,000 in 2003 and $29,000 in 2002. The average balance of nonaccrual (impaired) loans for 2004, 2003 and 2002 was $3,162,000, $4,568,000 and $310,000, respectively.

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

     The geographic distribution of the loan portfolio is as follows:

                                At December 31, 2004      At December 31, 2003
                             ------------------------  ------------------------
($in thousands)               Amount     % of Total     Amount     % of Total
-------------------------------------------------------------------------------
New York                     $   729,301        71.0%  $  435,790         64.2%
Florida                          198,823        19.4      189,802         28.0
Connecticut and New Jersey        51,186         5.0       39,681          5.8
All other                         47,433         4.6       13,583          2.0
-------------------------------------------------------------------------------
                             $ 1,026,743       100.0%  $  678,856        100.0%
-------------------------------------------------------------------------------

4.   ALLOWANCE FOR LOAN LOSSES

     Activity  in  the  allowance  for  loan  losses  is  as  follows:

                                       For the Year Ended December 31,
                                  ---------------------------------------
($in thousands)                      2004          2003          2002
-------------------------------------------------------------------------
Allowance at beginning of year    $     6,580  $      4,611  $     3,380
Provision charged to operations         4,526         1,969        1,274
Chargeoffs (1)                              -             -         (150)
Recoveries (2)                              -             -          107
-------------------------------------------------------------------------
Allowance at end of year          $    11,106  $      6,580  $     4,611
-------------------------------------------------------------------------------

(1) Represents a chargeoff taken in connection with the transfer of a nonperforming loan to foreclosed real estate.
(2) Represents proceeds received from the sale of collateral from a loan that was charged off prior to 1997.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

5.   PREMISES AND EQUIPMENT, LEASE COMMITMENTS AND RENTAL EXPENSE
     Premises and equipment is as follows:

                                                   At December 31,
                                                ---------------------
($in thousands)                                   2004        2003
---------------------------------------------------------------------
Land                                            $  1,516   $   1,516
Buildings                                          4,979       4,913
Leasehold improvements                             1,355         346
Furniture, fixtures and equipment                  2,276       2,137
---------------------------------------------------------------------
Total cost                                        10,126       8,912
---------------------------------------------------------------------
Less accumulated deprecation and amortization     (3,490)     (3,160)
---------------------------------------------------------------------
Net book value                                  $  6,636   $   5,752
---------------------------------------------------------------------

     The offices of the Holding Company, Intervest Mortgage Corporation, Intervest Securities Corporation and the Bank's headquarters and full-service banking office are located in leased premises on the entire fourth floor of One Rockefeller Plaza in New York City. In addition, the Bank leases its Belcher Road office in Clearwater, Florida. The leases expire in March 2014 and June 2007, respectively. The Bank owns all of its remaining offices in Florida. Both leases contain operating escalation clauses related to taxes and operating costs based upon various criteria and are accounted for as operating leases. Total future minimum annual lease payments due under these non-cancelable leases as of December 31, 2004 are as follows: $907,000 in 2005; $911,000 in 2006; $852,000 in 2007;
     $856,000  in  2008;  $878,000  in  2009;  and  $3,839,000 thereafter for an aggregate amount of $8,243,000. Rent expense aggregated $986,000 in 2004, $654,000 in 2003 and $618,000 in 2002.

     The Bank leases certain of the space in its office buildings in Florida that is not used for banking operations to other companies under leases that expire at various times through October 2009. Future lease rental income due under these non-cancelable subleases as of December 31, 2004 are as follows: $489,000 in 2005; $380,000 in 2006; $213,000 in 2007;
     $45,000 in 2008; and $24,000 in 2009 for an aggregate amount of $1,151,000.
     Lease rental income aggregated $498,000 in 2004, $462,000 in 2003 and $421,000 in 2002.

6.   DEPOSITS

     Scheduled  maturities  of  certificates of deposit accounts are as follows:

                             At December 31, 2004      At December 31, 2003
                           ------------------------  ------------------------
                                         Wtd-Avg                   Wtd-Avg
($in thousands)             Amount     Stated Rate    Amount     Stated Rate
-----------------------------------------------------------------------------
Within one year            $ 269,553          2.84%  $ 182,693          2.75%
Over one to two years        119,780          3.43      90,936          3.64
Over two to three years      134,409          4.48      30,094          4.43
Over three to four years      75,317          4.06      89,085          4.83
Over four years              145,712          4.48      74,351          4.20
-----------------------------------------------------------------------------
                           $ 744,771          3.68%  $ 467,159          3.66%
-----------------------------------------------------------------------------

     Certificate of deposit accounts of $100,000 or more totaled $215,876,000 and $123,063,000 at December 31, 2004 and 2003, respectively.
     At December 31, 2004, certificate of deposit accounts of $100,000 or more by remaining maturity were as follows: due within one year $80,561,000; over one to two years $28,555,000; over two to three years $40,084,000; over three to four years $19,840,000; and over four years $46,836,000.

     Interest  expense  on  deposits  is  as  follows:

                                      For the Year Ended December 31,
                                   -------------------------------------
($in thousands)                          2004        2003           2002
------------------------------------------------------------------------
Interest checking accounts         $      187  $      182  $         221
Savings accounts                          550         601            762
Money market accounts                   3,583       2,763          3,082
Certificates of deposit accounts       22,010      14,891         13,304
------------------------------------------------------------------------
                                   $   26,330  $   18,437  $      17,369
------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

7.   SUBORDINATED DEBENTURES AND MORTGAGE NOTE PAYABLE

     Subordinated debentures and mortgage note payable are summarized as follows:

                                                                             At December 31,
                                                                           -------------------
($in thousands)                                                              2004       2003
----------------------------------------------------------------------------------------------
INTERVEST MORTGAGE CORPORATION (1) :
Series 05/12/95 - interest at 2% above prime     - due April 1, 2004       $       -  $  9,000
Series 10/19/95 - interest at 2% above prime     - due October 1, 2004             -     9,000
Series 05/10/96 - interest at 2% above prime     - due April 1, 2005          10,000    10,000
Series 10/15/96 - interest at 2% above prime     - due October 1, 2005         5,500     5,500
Series 04/30/97 - interest at 1% above prime     - due October 1, 2005         8,000     8,000
Series 11/10/98 - interest at 9% fixed           - due January 1, 2005         2,600     2,600
Series 06/28/99 - interest at 8 1/2% fixed       - due July 1, 2004                -     2,000
Series 06/28/99 - interest at 9% fixed           - due July 1, 2006            2,000     2,000
Series 09/18/00 - interest at 8 1/2% fixed       - due January 1, 2006         1,250     1,250
Series 09/18/00 - interest at 9% fixed           - due January 1, 2008         1,250     1,250
Series 08/01/01 - interest at 7 1/2% fixed       - due April 1, 2005           1,750     1,750
Series 08/01/01 - interest at 8% fixed           - due April 1, 2007           2,750     2,750
Series 08/01/01 - interest at 8 1/2% fixed       - due April 1, 2009           2,750     2,750
Series 01/17/02 - interest at 7 1/4% fixed       - due October 1, 2005         1,250     1,250
Series 01/17/02 - interest at 7 1/2% fixed       - due October 1, 2007         2,250     2,250
Series 01/17/02 - interest at 7 3/4% fixed       - due October 1, 2009         2,250     2,250
Series 08/05/02 - interest at 7 1/4 % fixed      - due January 1, 2006         1,750     1,750
Series 08/05/02 - interest at 7 1/2 % fixed      - due January 1, 2008         3,000     3,000
Series 08/05/02 - interest at 7 3/4 % fixed      - due January 1, 2010         3,000     3,000
Series 01/21/03 - interest at 6 3/4 % fixed      - due July 1, 2006            1,500     1,500
Series 01/21/03 - interest at 7% fixed           - due July 1, 2008            3,000     3,000
Series 01/21/03 - interest at 7 1/4 % fixed      - due July 1, 2010            3,000     3,000
Series 07/25/03 - interest at 6 1/2 % fixed      - due October 1, 2006         2,500     2,500
Series 07/25/03 - interest at 6 3/4 % fixed      - due October 1, 2008         3,000     3,000
Series 07/25/03 - interest at 7% fixed           - due October 1, 2010         3,000     3,000
Series 11/28/03 - interest at 6 1/4 % fixed      - due April 1, 2007           2,000         -
Series 11/28/03 - interest at 6 1/2 % fixed      - due April 1, 2009           3,500         -
Series 11/28/03 - interest at 6 3/4 % fixed      - due April 1, 2011           4,500         -
Series 06/07/04 - interest at 6 1/4 % fixed      - due January 1, 2008         2,500         -
Series 06/07/04 - interest at 6 1/2 % fixed      - due January 1, 2010         4,000         -
Series 06/07/04 - interest at 6 3/4 % fixed      - due January 1, 2012         5,000         -
                                                                           -------------------
                                                                              88,850    87,350

INTERVEST BANCSHARES CORPORATION:
Series 05/14/98 - interest at 8% fixed           - due July 1, 2008            3,080     4,840
Series 12/15/00 - interest at 8 1/2% fixed       - due April 1, 2006           1,250     1,250
Series 12/15/00 - interest at 9% fixed           - due April 1, 2008           1,250     1,250
                                                                           -------------------
                                                                               5,580     7,340

INTERVEST NATIONAL BANK:
Mortgage note payable (2) - interest at 7% fixed  - due February 1, 2017         242       255
----------------------------------------------------------------------------------------------
                                                                           $  94,672  $ 94,945
----------------------------------------------------------------------------------------------

     (1) Prime represents prime rate of JPMorganChase Bank, which was 5.25% at December 31, 2004 and 4.00% at December 31, 2003. The floating-rate debentures have a maximum interest rate of 12%.
     (2) The note cannot be prepaid except during the last year of its term.

     In January 2004, Intervest Mortgage Corporation issued $10,000,000 of its Series 11/28/03 debentures for net proceeds, after offering costs, of $9,252,000. In July 2004, Intervest Mortgage Corporation issued $11,500,000 of its Series 6/7/04 debentures for net proceeds, after offering costs, of $10,672,000.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------
7.   SUBORDINATED DEBENTURES AND MORTGAGE NOTE PAYABLE, CONTINUED

     In 2004, Intervest Mortgage Corporation redeemed the following debentures: Series 5/12/95 due April 1, 2004 for $9,000,000 of principal and $2,749,000 of accrued interest; Series 6/28/99 debentures due July 1, 2004 for $2,000,000 of principal and $980,000 of accrued interest; and Series 10/19/95 debentures due October 1, 2004 for $9,000,000 of principal and $2,244,000 of accrued interest.

     Interest is paid quarterly on Intervest Mortgage Corporation's debentures except for: $1,980,000 of Series 5/10/96; all of Series 11/10/98, 6/28/99, 9/18/00; $770,000 of Series 8/01/01; $270,000 of Series
     1/17/02;  $1,520,000  of Series 8/05/02; $1,750,000 of Series 11/28/03; and
     $1,910,000 of Series 6/7/04, all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

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

     Intervest Mortgage Corporation's debentures may be redeemed at its option at any time, in whole or in part, for face value, except for Series 6/7/04, which would be at a premium of 1% if it were redeemed prior to July 1, 2005. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

     Intervest Mortgage Corporation has filed a registration statement related to an offering of additional debentures. It is anticipated that debentures in an aggregate principal amount of up to $14,000,000 will be issued in the first quarter of 2005.

     The Holding Company's Series 5/14/98 subordinated debentures are convertible along with accrued interest at the option of the holders at any time prior to April 1, 2008 into shares of its Class A common stock at the following conversion prices per share: $14.00 in 2005; $16.00 in 2006; $18.00 in 2007 and $20.00 from January 1, 2008 through April 1, 2008. The Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. In 2004, $2,883,000 of debentures ($1,760,000 of principal and $1,123,000 of accrued interest) were converted into shares of Class A common stock at $12.00 per share. In 2003, $3,100,000 of debentures ($2,090,000 of principal and $1,010,000 of accrued interest) were converted into shares of Class A common stock at $10.01 per share.

     At December 31, 2004, interest accrues and compounds quarterly on $2,480,000 of the convertible debentures at the rate of 8% per annum, while $600,000 of the debentures pay interest quarterly at the rate of 8% per annum. All accrued interest of $1,694,000 is due and payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year, elect to be paid all accrued interest and to thereafter receive regular payments of interest quarterly. The Holding Company may redeem any of its debentures, in whole or in part, at any time for face value.

     Scheduled contractual maturities of as of December 31, 2004 are as follows:

($in thousands)                        Principal   Accrued Interest
--------------------------------------------------------------------
For the year ended December 31, 2005   $   29,116  $           5,259
For the year ended December 31, 2006       10,269              1,833
For the year ended December 31, 2007        7,022                127
For the year ended December 31, 2008       17,105              2,362
For the year ended December 31, 2009        8,530                176
Thereafter                                 22,630                211
--------------------------------------------------------------------
                                       $   94,672  $           9,968
--------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

8.   FEDERAL  FUNDS PURCHASED, FEDERAL HOME LOAN BANK ADVANCES AND LINES OF
     CREDIT

     From time to time, the Bank may borrow funds on an overnight or short-term basis to manage its liquidity needs. At December 31, 2004, the Bank has agreements with correspondent banks whereby it may borrow up to $16,000,000 of federal funds on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), the Bank can also borrow from these institutions on a secured basis that aggregated approximately $203,000,000 based on available collateral at December 31, 2004.

     The following is a summary of certain information regarding short-term borrowings in the aggregate:

($in thousands)                                         2004     2003    2002
-------------------------------------------------------------------------------
   Balance at year end (1)                            $36,000   $    -  $    -
   Maximum amount outstanding at any month end        $36,000   $    -  $    -
   Average outstanding balance for the year           $ 1,914   $    -  $  116
   Weighted-average interest rate paid for the year      2.08%       -%   1.87%
   Weighted-average interest rate at year end            2.56%       -%      -%
-------------------------------------------------------------------------------

(1) The balance at year-end 2004 represents FHLB advances of $19,000,000 due in January 2005 and $17,000,000 in February 2005.

9.   SUBORDINATED DEBENTURES - CAPITAL SECURITIES

     Capital Securities (commonly referred to as Trust Preferred Securities) are summarized as follows:

                                                               At December 31, 2004     At December 31, 2003
                                                            -------------------------  ------------------------
                                                                           Accrued                   Accrued
($in thousands)                                             Principal     Interest     Principal     Interest
---------------------------------------------------------------------------------------------------------------
Capital Securities I -  debentures due December 18, 2031    $   15,464  $          59  $   15,464  $         58
Capital Securities II - debentures due September 17, 2033       15,464             41      15,464            39
Capital Securities III - debentures due March 17, 2034          15,464             36           -             -
Capital Securities IV - debentures due September 20, 2034       15,464             29           -             -
---------------------------------------------------------------------------------------------------------------
                                                            $   61,856  $         165  $   30,928  $         97
---------------------------------------------------------------------------------------------------------------

     The Capital Securities are obligations of the Holding Company's wholly owned statutory business trusts, Intervest Statutory Trust I, II, III and
     IV. Each Trust was formed with a capital contribution of $464,000 from the Holding Company and for the sole purpose of issuing and administering the Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire the Holding Company's Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities qualify as regulatory capital (see note 1 herein).

     The sole assets of the Trusts, the obligors on the Capital Securities, are the Junior Subordinated Debentures. In addition, for each Trust, the Holding Company has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs of $469,000, $444,000, $444,000 and $220,000 associated with Capital Securities I, II, III and IV, respectively, have been capitalized by the Holding Company and are being amortized over the life of the securities using the straight-line method.

     Interest payments on the Junior Subordinated Debentures (and the corresponding distributions on the Capital Securities) are payable in arrears as follows: Capital Securities I - semi-annually at the fixed rate of 9.875% per annum; Capital Securities II - quarterly at the fixed rate of 6.75% per annum until September 17, 2008 and thereafter at the rate of 2.95% over 3 month libor; Capital Securities III - quarterly at the fixed rate of 5.88% per annum until March 17, 2009 and thereafter at the rate of 2.79% over 3 month libor; and Capital Securities IV - quarterly at the fixed rate of 6.20% per annum until September 20, 2009 and thereafter at the rate of 2.40% over 3 month libor.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

9.   SUBORDINATED DEBENTURES - CAPITAL SECURITIES, CONTINUED

     Interest payments may be deferred at any time and from time to time during the term of the Junior Subordinated Debentures at the election of the Company for up to 20 consecutive quarterly periods (5 years). There is no limitation on the number of extension periods the Company may elect; provided, however, no deferral period may extend beyond the maturity date of the Junior Subordinated Debentures. During an interest deferral period, interest will continue to accrue on the Junior Subordinated Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, the Company will be obligated to pay all interest then accrued and unpaid.

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

10.  STOCKHOLDERS'  EQUITY

     The Holding Company's Board of Directors is authorized to issue up to 300,000 shares of preferred stock of the Holding Company without stockholder approval. The powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued is determined by the Board of Directors. There is no preferred stock issued and outstanding.

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

11.  ASSET  AND  DIVIDEND  RESTRICTIONS

     The Bank is required under Federal Reserve Board regulations to maintain reserves, generally consisting of cash or noninterest-earning accounts, against its transaction accounts. At December 31, 2004 and 2003, balances maintained as reserves were approximately $1,190,000 and $691,000, respectively.

     As a member of the Federal Reserve Banking and Federal Home Loan Banking systems, the Bank must maintain an investment in the capital stock of the FRB and FHLB. At December 31, 2004 and 2003, the total investment, which earns a dividend, aggregated $5,092,000 and $3,075,000. At December 31, 2004 and 2003, U.S. government agency securities with a carrying value of $82,218,000 and $5,835,000, respectively, were pledged against various lines of credit.

     The payment of dividends by the Holding Company to its shareholders and the payment of dividends by the Holding Company's subsidiaries to the Holding Company itself are subject to various regulatory restrictions, as well as restrictions that may arise from outstanding indentures. These restrictions take into consideration various factors such as whether there are sufficient net earnings, as defined, liquidity, asset quality, capital adequacy and economic conditions. The holders of Class A common stock and Class B common stock share ratably in any dividend. The Holding Company has not paid any dividends on its capital stock and currently is not contemplating the payment of a dividend.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

12.  PROFIT  SHARING  PLANS

     The Company sponsors tax-qualified, profit sharing plans in accordance with the provisions of Section 401(k) of the Internal Revenue Code, whereby eligible employees meeting certain length-of-service requirements may make tax-deferred contributions up to certain limits. The Company makes discretionary matching contributions up to 3% of employee compensation, which vest to the employees over a period of time. Total cash contributions to the plans included in the consolidated statements of earnings aggregated $68,000, $55,000 and $47,000 in 2004, 2003 and 2002, respectively.

13.  RELATED  PARTY  TRANSACTIONS

     The Bank has deposit accounts from affiliated companies, directors, executive officers and members of their immediate families and related business interests of approximately $32,000,000 at December 31, 2004 and $35,000,000 at December 31, 2003. There are no loans to any directors or executive officers of the Holding Company or its subsidiaries.

     The Company paid fees of approximately $177,000 in 2004, $262,000 in 2003 and $157,000 in 2002 for legal services rendered by a law firm, a principal of which is a director of the Company. The Company paid commissions and fees in connection with the placement of debentures of approximately $680,000 in 2004, $531,000 in 2003 and $515,000 in 2002 to a
     broker/dealer, a principal of which is a director of the Company.

14.  COMMON STOCK WARRANTS

     At December 31, 2004, the Holding Company had 696,465 common stock warrants outstanding that entitle its holder, the Chairman of the Holding Company, to purchase one share of common stock for each warrant. All warrants are currently exercisable.

     Data concerning common stock warrants is as follows:

                                                              Exercise Price Per Warrant       Total         Wtd-Avg
                                                          -------------------------------
CLASS A COMMON STOCK WARRANTS:                                  $6.67           $10.01       Warrants    Exercise Price
------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2001                                 1,370,815      1,084,403    2,455,218   $          9.42
  Exercised in 2002                                               (772,600)       (30,858)    (803,458)  $          9.88
  Expired in 2002                                                  (96,750)             -      (96,750)  $          6.67
-------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2002                                   501,465      1,053,545    1,555,010   $          8.93
-------------------------------------------------------------------------------------------------------
  Exercised in 2003                                                      -       (945,717)    (945,717)  $         10.01
  Expired in 2003                                                        -        (65,318)     (65,318)  $         10.01
-------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2003 (1)                               501,465         42,510      543,975   $          6.93
-------------------------------------------------------------------------------------------------------
  Exercised in 2004                                                      -        (42,510)      (42,510) $         10.01
-------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2004                                   501,465              -       501,465  $         6.67
-------------------------------------------------------------------------------------------------------
Remaining contractual life in years at December 31, 2004               2.1              -           2.1
------------------------------------------------------------------------------------------------------------------------

(1) The holders of the 42,510 warrants outstanding at December 31, 2003 presented these warrants to the Company for exercise prior to the expiration date of December 31, 2003. The resulting shares were issued in January 2004.

                                                            Exercise Price Per Warrant    Total        Wtd-Avg
                                                            --------------------------
CLASS B COMMON STOCK WARRANTS:                            $          6.67  $      10.00  Warrants  Exercise Price
------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2002, 2003 and 2004                   145,000        50,000   195,000  $          7.52
-------------------------------------------------------------------------------------------------
Remaining contractual life in years at December 31, 2004              3.1           3.1       3.1
------------------------------------------------------------------------------------------------------------------

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

14.  COMMON STOCK WARRANTS, CONTINUED

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

     Compensation expense recorded in connection with common stock warrants is summarized as follows:

                                                                 For the Year Ended December 31,
                                                              -------------------------------------
($in thousands)                                                  2004        2003         2002
---------------------------------------------------------------------------------------------------
Compensation expense recorded in connection with vesting
     of Class B common stock warrants during the period       $        9  $       26  $          26
Compensation expense recorded in connection with
    Class A common stock warrants whose terms were modified            -         418            109
---------------------------------------------------------------------------------------------------
                                                              $        9  $      444  $         135
---------------------------------------------------------------------------------------------------

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," SFAS No. 123-R). SFAS No. 123-R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, but expresses no preference for a type of valuation model. SFAS No. 123-R eliminates the intrinsic value-based method that the Company currently uses. The Company is required to adopt the new statement in the third quarter of 2005 and the new statement will impact its financial statements if and when any new stock warrants and/or options are issued in the future.

15.  INCOME  TAXES

     The Company and its subsidiaries file a consolidated federal income tax return and combined state and city income tax returns in New York. The Company also files a franchise tax return in Delaware. The Bank files a state income tax return in Florida. All returns are filed on a calendar year basis.

     At December 31, 2004 and 2003, the Company had a net deferred tax asset of $5,095,000 and $2,960,000, respectively. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future tax deductions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on available evidence. Management believes that it is more likely than not that the Company's deferred tax asset will be realized and accordingly, a valuation allowance for deferred tax assets was not maintained at any time .

     Allocation of federal, state and local income taxes between current and deferred portions is as follows:

($in thousands)                 Current    Deferred   Total
------------------------------------------------------------
Year Ended December 31, 2004:
------------------------------
   Federal                      $  7,707  $  (1,742)  $5,965
   State and Local                 3,204       (393)   2,811
------------------------------------------------------------
                                $ 10,911  $  (2,135)  $8,776
------------------------------------------------------------
Year Ended December 31, 2003:
------------------------------
   Federal                      $  5,576  $    (782)  $4,794
   State and Local                 2,260       (181)   2,079
------------------------------------------------------------
                                $  7,836  $    (963)  $6,873
------------------------------------------------------------
Year Ended December 31, 2002:
------------------------------
   Federal                      $  4,004  $    (547)  $3,457
   State and Local                 1,390       (134)   1,256
------------------------------------------------------------
                                $  5,394  $    (681)  $4,713
------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

15.  INCOME TAXES, CONTINUED

     The  components  of  the  deferred  tax  benefit  are  as  follows:

                                      For the Year Ended December 31,
                                 ----------------------------------------
($in thousands)                     2004         2003           2002
-------------------------------------------------------------------------
Allowance for loan losses        $   (2,073)  $     (896)  $        (623)
Organization and startup costs           11           29              28
Stock-based compensation                 (4)          45             (62)
Depreciation                            (88)         (65)            (41)
Deferred income                          19          (75)             13
All other                                 -           (1)              4
-------------------------------------------------------------------------
                                 $   (2,135)  $     (963)  $        (681)
-------------------------------------------------------------------------

     The tax effects of the temporary differences that give rise to the deferred tax asset are as follows:

                                    At December 31,
                                 -------------------
($in thousands)                    2004      2003
----------------------------------------------------
Allowance for loan losses        $  4,541  $   2,468
Organization and startup costs          -         11
Stock-based compensation               77         73
Depreciation                          267        179
Deferred income                       200        219
All other                              10         10
----------------------------------------------------
Total deferred tax asset         $  5,095  $   2,960
----------------------------------------------------

     The reconciliation between the statutory federal income tax rate and the Company's effective tax rate (including state and local taxes) is as follows:

                                                          For the Year Ended December 31,
                                                      -------------------------------------
                                                         2004        2003         2002
-------------------------------------------------------------------------------------------

Tax provision at statutory rate                            35.0%       35.0%          34.0%
Increase in taxes resulting from:
State and local income taxes, net of federal benefit        8.4         8.2            6.6
   Other                                                      -        (0.2)             -
-------------------------------------------------------------------------------------------
                                                           43.4%       43.0%          40.6%
-------------------------------------------------------------------------------------------

16.  EARNINGS  PER  SHARE

     Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are as follows:

                                                                            For the Year Ended December 31,
                                                                        -------------------------------------
($in thousands, except share and per share amounts)                        2004        2003         2002
-------------------------------------------------------------------------------------------------------------
Basic earnings per share:
  Net earnings applicable to common stockholders                        $   11,453  $    9,120  $       6,906
  Average number of common shares outstanding                            6,068,755   4,938,995      4,043,619
-------------------------------------------------------------------------------------------------------------
Basic earnings per share amount                                         $     1.89  $     1.85  $        1.71
-------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
  Net earnings applicable to common stockholders                        $   11,453  $    9,120  $       6,906
  Adjustment to net earnings from assumed conversion of debentures             254         452            436
                                                                        -------------------------------------
  Adjusted net earnings for diluted earnings per share computation      $   11,707  $    9,572  $       7,342
                                                                        -------------------------------------
  Average number of common shares outstanding:
    Common shares outstanding                                            6,068,755   4,938,995      4,043,619
    Potential dilutive shares resulting from exercise of warrants          255,171     356,339        313,519
    Potential dilutive shares resulting from conversion of debentures      504,250     962,386        990,983
                                                                        -------------------------------------
  Total average number of common shares outstanding used for dilution    6,828,176   6,257,720      5,348,121
-------------------------------------------------------------------------------------------------------------
Diluted earnings per share amount                                       $     1.71  $     1.53  $        1.37
-------------------------------------------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

16.  EARNINGS  PER  SHARE,  CONTINUED

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

18.  REGULATORY  CAPITAL

     The Holding Company is subject to regulation, examination and supervision by the FRB. The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency of the United States of America
     (OCC). Intervest Securities Corporation is subject to regulation, examination and supervision by the U.S. Securities and Exchange Commission
     (SEC) and the National Association of Securities Dealers (NASD).

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

     Management believes, as of December 31, 2004 and 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2004, the most recent notification from the regulators categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management believes that there are no current conditions or events outstanding that would change the designation from well capitalized.

     Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At December 31, 2004 and 2003, Intervest Securities Corporation's net capital was $481,000 and $459,000, respectively.

     On January 1 2004, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46-R"), as revised in December 2003. FIN 46-R changes the method of determining whether certain entities should be included in the Company's financial statements. It requires bank holding companies that have used controlled business trusts to raise financing by issuing trust preferred securities to deconsolidate their investments in those trusts. For a further discussion of FIN 46-R and its regulatory implications, see the section entitled "Recent Accounting and Regulatory Developments" in note 1 herein.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

18.  REGULATORY  CAPITAL,  CONTINUED

     The table that follows presents information regarding the Company's and the Bank's capital adequacy.

                                                                                        Minimum to Be Well
                                                                                        ------------------
                                                                                         Capitalized Under
                                                                                        ------------------
                                                                    Minimum Capital      Prompt Corrective
                                                                    ---------------     ------------------
                                                     Actual          Requirements        Action Provisions
                                                                     ------------       ------------------
($in thousands)                                  Amount   Ratio   Amount     Ratio       Amount      Ratio
-------------------------------------------------------------------------------------------------------------
Consolidated as of December 31, 2004:
----------------------------------------------
  Total capital to risk-weighted assets         $156,105  14.23%  $87,737       8.00%  NA          NA
  Tier 1 capital to risk-weighted assets        $115,031  10.49%  $43,868       4.00%  NA          NA
  Tier 1 capital to average assets              $115,031   9.03%  $50,951       4.00%  NA          NA

Consolidated as of December 31, 2003:
----------------------------------------------
  Total capital to risk-weighted assets         $109,029  14.84%  $58,787       8.00%  NA          NA
  Tier 1 capital to risk-weighted assets        $ 97,571  13.28%  $29,394       4.00%  NA          NA
  Tier 1 capital to average assets              $ 97,571  11.31%  $34,515       4.00%  NA          NA

Intervest National Bank at December 31, 2004:
----------------------------------------------
  Total capital to risk-weighted assets         $117,413  12.08%  $77,746       8.00%  $   97,182      10.00%
  Tier 1 capital to risk-weighted assets        $106,724  10.98%  $38,873       4.00%  $   58,309       6.00%
  Tier 1 capital to average assets              $106,724   9.36%  $45,625       4.00%  $   57,031       5.00%

Intervest National Bank at December 31, 2003:
----------------------------------------------
  Total capital to risk-weighted assets         $ 77,709  12.53%  $49,612       8.00%  $   62,016      10.00%
  Tier 1 capital to risk-weighted assets        $ 71,399  11.51%  $24,806       4.00%  $   37,209       6.00%
  Tier 1 capital to average assets              $ 71,399   9.66%  $29,569       4.00%  $   36,962       5.00%
-------------------------------------------------------------------------------------------------------------

19.  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments are in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. The Company's maximum exposure to credit risk is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Management is not aware of any trends, known demand, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

     The contractual amounts of the Company's off-balance sheet financial instruments is as follows:

                              At December 31,
                            -------------------
($in thousands)               2004      2003
-----------------------------------------------
Unfunded loan commitments   $159,697  $ 123,791
Available lines of credit        789        825
Standby letters of credit        750        100
-----------------------------------------------
                            $161,236  $ 124,716
-----------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

20.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The carrying and estimated fair values of the Company's financial instruments are as follows:

                                                     At December 31, 2004      At December 31, 2003
                                                 -------------------------  ------------------------
                                                  Carrying       Fair       Carrying       Fair
($in thousands)                                    Value         Value        Value        Value
----------------------------------------------------------------------------------------------------
Financial Assets:
  Cash and cash equivalents                      $   24,599  $      24,599  $  64,128  $      64,128
  Securities held to maturity, net                  248,888        247,211    152,823        152,995
  FRB and FHLB stock                                  5,092          5,092      3,075          3,075
  Loans receivable, net                           1,004,290      1,011,559    664,545        700,855
  Accrued interest receivable                         6,699          6,699      4,995          4,995
Financial Liabilities:
  Deposit liabilities                               993,872        997,939    675,513        687,135
  Borrowed funds plus accrued interest payable      202,682        204,578    139,455        143,939
  Accrued interest payable on deposits                1,718          1,718      1,080          1,080
Off -Balance Sheet Instruments:
    Commitments to lend                                 920            920        868            868
----------------------------------------------------------------------------------------------------

     Fair value estimates are made at a specific point in time based on available information. Where available, quoted market prices are used. However, a significant portion of the Company's financial instruments, such as mortgage loans, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by management that include the instrument's credit risk characteristics and future estimated cash flows and prevailing interest rates. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of management's assumptions could cause the fair value estimates to deviate substantially. The fair value estimates also do not reflect any additional premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument, nor estimated transaction costs.

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

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     SECURITIES. The estimated fair value of securities held to maturity is based on quoted market prices. The estimated fair value of the FRB and FHLB stock approximates carrying value since the securities do not present credit concerns and are redeemable at cost.

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

20.   FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS,  CONTINUED

     BORROWED FUNDS AND ACCRUED INTEREST PAYABLE. The estimated fair value of borrowed funds and related accrued interest payable is based on a discounted cash flow analysis. The discount rate used in the present value computation was estimated by comparison to what management believes to be the Company's incremental borrowing rate for similar arrangements.

     ALL OTHER FINANCIAL ASSETS AND LIABILITIES. The estimated fair value of cash and cash equivalents, accrued interest receivable and accrued interest payable on deposits approximates their carrying values since these instruments are payable on demand or have short-term maturities.

     OFF-BALANCE SHEET INSTRUMENTS. The carrying amounts of commitments to lend approximated estimated fair value. The fair value of commitments to lend is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter party's credit standing.

21.  BUSINESS  SEGMENT  INFORMATION

     The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company's chief operating decision makers to perform resource allocations and performance assessments.

     The Company is a registered financial holding company whose primary business is banking and real estate lending as described in note 1 herein. The Company's day-to-day operating decisions are normally made by the members of its Executive Committee of the Board of Directors, which is comprised of the Chairman, Vice Chairman and Vice President of the Company. The Executive Committee generally uses revenue and earnings performance of each segment to determine operating, strategic and resource allocation decisions.

     The following table presents certain information regarding the Company's operations by business segment:

                         Revenues, Net of Interest Expense            Net Earnings (Loss)            Total Assets
                     -------------------------------------------  ---------------------------  -----------------------
($in thousands)          2004           2003           2002        2004     2003      2002        2004         2003
----------------------------------------------------------------------------------------------------------------------

Banking (1)          $     30,016   $    22,604   $      16,906   $ 7,436  $6,972   $   4,959  $1,183,509   $ 789,567
Non-Bank Mortgage
  Investments               6,866         4,928           4,189     2,354   1,759       1,567     122,451     119,578
Broker/dealer                 125            41               -        22      (6)          -         484         455
Holding Company (1)           554           142              (2)    1,641     395         380     159,522     116,184
Intersegment (2)           (4,555)       (2,494)         (1,721)        -       -           -    (149,215)   (114,261)
----------------------------------------------------------------------------------------------------------------------
Consolidated         $     33,006   $    25,221   $      19,372   $11,453  $9,120   $   6,906  $1,316,751   $ 911,523
----------------------------------------------------------------------------------------------------------------------

(1) For purposes of this table, revenues, net of interest expense and net earnings (loss) amounts are shown after intercompany dividends of $3,429,000 in 2004, $1,695,000 in 2003 and $1,500,000 in 2002 that were paid by the Bank to the Holding Company for debt service on trust preferred securities, the proceeds of which are invested in the capital of the Bank.
(2) Intersegment revenues, net of interest expense, arise from intercompany management and loan origination service agreements. All significant intercompany balances and transactions are eliminated in consolidation.

22.  ACQUISITION  OF  INTERVEST  SECURITIES  CORPORATION

     In June 2003, the Holding Company acquired all of the outstanding capital stock of Intervest Securities Corporation (ISC) in exchange for 30,000 shares of its Class B common stock that was newly issued for this transaction. ISC's total assets consisted of approximately $218,000 of cash at the time of acquisition. Prior to the acquisition, ISC was an affiliated entity in that it was wholly owned by the spouse of the Chairman of the Holding Company. The acquisition was accounted for at historical cost and accordingly, the recorded assets, liabilities and shareholders' equity of both companies were combined and recorded at their historical cost amounts. No restatements of the Company's prior period-consolidated financial statements in this report have been made because the financial results of ISC were diminimus.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------
23.  HOLDING  COMPANY  FINANCIAL  INFORMATION

                           CONDENSED BALANCE SHEETS
                                                                 At December 31,
                                                               -------------------
($in thousands)                                                  2004      2003
----------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                        $     74  $     286
Short-term investments                                            4,788      2,682
                                                               -------------------
  Total cash and cash equivalents                                 4,862      2,968
Loans receivable, net  (net of allowance for loan losses
  of $85 and $78 at December 31, 2004 and 2003)                  13,993     15,514
Investment in consolidated subsidiaries                         135,351     92,539
Investment in unconsolidated subsidiaries - Statutory Trusts      1,856        928
Deferred debenture offering costs, net of amortization            1,658      1,172
Stock proceeds receivable from warrant conversions                    -      2,535
Premises and equipment, net                                       1,132         12
All other assets                                                    670        516
----------------------------------------------------------------------------------
TOTAL ASSETS                                                   $159,522  $ 116,184
----------------------------------------------------------------------------------

LIABILITIES
Debentures payable                                             $  5,580  $   7,340
Debentures payable - capital securities                          61,856     30,928
Accrued interest payable on all debentures                        1,914      2,461
All other liabilities                                                78         70
----------------------------------------------------------------------------------
TOTAL LIABILITIES                                                69,428     40,799
----------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common equity                                                    90,094     75,385
----------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       90,094     75,385
----------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $159,522  $ 116,184
----------------------------------------------------------------------------------

                        CONDENSED STATEMENTS OF EARNINGS

                                                                                    For the Year Ended December 31,
                                                                              ----------------------------------------
($in thousands)                                                                   2004         2003          2002
----------------------------------------------------------------------------------------------------------------------
Interest income                                                               $     1,087   $   1,125   $         988
Dividend income from subsidiary (1)                                                 3,429       1,695           1,500
Interest expense                                                                    4,351       3,024           2,695
                                                                              ----------------------------------------
Net interest and dividend income (expense)                                            165        (204)           (207)
Provision (credit) for loan losses                                                      7          32              (2)
Noninterest income                                                                    389         346             205
Noninterest expenses                                                                  440         748             544
                                                                              ----------------------------------------
Income (loss) before income taxes                                                     107        (638)           (544)
Credit for income taxes (2)                                                        (1,534)     (1,033)           (924)
                                                                              ----------------------------------------
Net earnings before earnings of subsidiaries                                        1,641         395             380
Equity in undistributed earnings of Intervest National Bank                         7,436       6,972           4,959
Equity in undistributed earnings of Intervest Mortgage Corporation                  2,354       1,759           1,567
Equity in undistributed earnings (loss) of Intervest Securities Corporation            22          (6)              -
----------------------------------------------------------------------------------------------------------------------
NET CONSOLIDATED EARNINGS                                                     $    11,453   $   9,120   $       6,906
----------------------------------------------------------------------------------------------------------------------

(1) Represent dividends to the Holding Company from the Bank to provide funds for the debt service on the debentures payable - capital securities. This debt service is included in the Holding Company's interest expense. The proceeds from the capital securities are invested in the capital of the Bank.
(2) Dividends from subsidiaries are eliminated in consolidation and are not included in the Holding Company's pre -tax income for purposes of computing income taxes.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

23.  HOLDING  COMPANY  FINANCIAL  INFORMATION,  CONTINUED

                                  CONDENSED STATEMENTS OF CASH FLOWS

                                                                       For the Year Ended December 31,
                                                                       -------------------------------
($in thousands)                                                           2004       2003       2002
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                            $ 11,453   $  9,120   $ 6,906
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
Equity in earnings of subsidiaries                                       (13,241)   (10,420)   (8,026)
Cash dividends received from subsidiary                                    3,429      1,695     1,500
Provision (credit) for loan losses                                             7         32        (2)
Depreciation and amortization                                                 86          1         1
Amortization of deferred debenture costs                                     115        131       114
Amortization of deferred loan fees, net                                      (35)       (50)      (69)
Deferred income tax (benefit) expense                                         (3)        38       (55)
Compensation expense from awards/modifications of stock warrants               9        444       135
Increase in accrued interest payable on debentures                           576        347       756
Change in all other assets and liabilities, net                              (97)        93      (411)
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  2,299      1,431       849
------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Investment in subsidiaries, net                                          (33,928)   (20,715)     (338)
Cash acquired through acquisition of Intervest Securities Corporation          -        218         -
Purchase of equipment and leasehold improvements                          (1,206)       (11)       (2)
Loan principal repayments and (originations), net                          1,519     (6,316)      389
------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                      (33,615)   (26,824)       49
------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net decrease in mortgage escrow funds payable                                (16)       (75)      (64)
Gross proceeds from issuance of debentures                                30,928     15,464         -
Debenture offering costs                                                    (663)      (446)       (9)
Principal repayments of debentures                                             -     (1,000)        -
Proceeds from issuance of common stock upon the exercise
  of stock warrants                                                        2,961      6,931     5,801
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 33,210     20,874     5,728
------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       1,894     (4,519)    6,626
Cash and cash equivalents at beginning of year                             2,968      7,487       861
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $  4,862   $  2,968   $ 7,487
------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the year for:
  Interest                                                              $  3,658   $  2,545   $ 1,825
  Income taxes                                                            (1,621)    (1,136)     (617)
Noncash transactions:
  Conversion of debentures into Class A common stock:
    Principal converted                                                    1,760      2,090         -
    Accrued interest converted                                             1,123      1,009         -
    Unamortized debenture offering costs converted                           (62)       (84)        -
  Class B stock issued to acquire Intervest Securities Corporation             -        215         -
  Accumulated other comprehensive income, change in  subsidiary's
    unrealized loss on securities available for sale, net of tax               -          -      (111)
------------------------------------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

24.  SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     The  following  information  is  as  of  or  for  the  period  ended:

                                                                                       2004
                                                                                       ----
                                                                     First      Second        Third       Fourth
($in thousands, except per share amounts)                           Quarter     Quarter      Quarter      Quarter
-------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                       $ 14,593   $   15,391   $   17,655   $   18,910
Interest expense                                                      8,215        8,866       10,348       11,254
                                                                   ------------------------------------------------
Net interest and dividend income                                      6,378        6,525        7,307        7,656
Provision for loan losses                                             1,077        1,284        1,067        1,098
                                                                   ------------------------------------------------
Net interest and dividend income after provision for loan losses      5,301        5,241        6,240        6,558
Noninterest income                                                    1,456        1,225        1,477          982
Noninterest expenses                                                  1,918        2,045        2,141        2,147
                                                                   ------------------------------------------------
Earnings before income taxes                                          4,839        4,421        5,576        5,393
Provision for income taxes                                            2,104        1,916        2,424        2,332
-------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                       $  2,735   $    2,505   $    3,152   $    3,061
-------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:                                          $    .45   $      .42   $      .52   $      .50
DILUTED EARNINGS PER SHARE:                                        $    .41   $      .37   $      .47   $      .46
-------------------------------------------------------------------------------------------------------------------

Return on average assets                                               1.15%        0.95%        1.05%        0.96%
Return on average equity                                              14.32%       12.58%       15.32%       14.30%
Total assets                                                       $993,010   $1,119,266   $1,269,256   $1,316,751
Total cash and investment securities                               $210,747   $  220,653   $  307,120   $  278,579
Total loans, net of unearned fees                                  $763,108   $  877,296   $  939,001   $1,015,396
Total deposits                                                     $737,150   $  852,852   $  976,392   $  993,872
Total borrowed funds and related interest payable                  $155,034   $  155,640   $  180,368   $  202,682
Total stockholders' equity                                         $ 78,751   $   81,259   $   84,410   $   90,094
-------------------------------------------------------------------------------------------------------------------


                                                                                      2003
                                                                                      ----
                                                                     First     Second      Third     Fourth
($in thousands, except per share amounts)                           Quarter    Quarter    Quarter    Quarter
-------------------------------------------------------------------------------------------------------------
Interest and dividend income                                       $ 11,625   $ 12,470   $ 12,845   $ 13,524
Interest expense                                                      6,788      6,964      7,079      7,733
                                                                   ------------------------------------------
Net interest and dividend income                                      4,837      5,506      5,766      5,791
Provision for loan losses                                               344        430        602        593
                                                                   ------------------------------------------
Net interest and dividend income after provision for loan losses      4,493      5,076      5,164      5,198
Noninterest income                                                      329      1,176      1,038        778
Noninterest expenses                                                  1,784      1,879      1,812      1,784
                                                                   ------------------------------------------
Earnings before income taxes                                          3,038      4,373      4,390      4,192
Provision for income taxes                                            1,237      1,807      1,859      1,970
-------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                       $  1,801   $  2,566   $  2,531   $  2,222
-------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:                                          $    .38   $    .55   $    .52   $    .41
DILUTED EARNINGS PER SHARE:                                        $    .32   $    .45   $    .42   $    .35
-------------------------------------------------------------------------------------------------------------

Return on average assets                                               1.03%      1.40%      1.32%      1.03%
Return on average equity                                              13.40%     18.33%     16.76%     13.17%
Total assets                                                       $728,409   $750,241   $823,828   $911,523
Total cash and investment securities                               $178,087   $158,043   $174,664   $220,026
Total loans, net of unearned fees                                  $532,592   $575,975   $631,361   $671,125
Total deposits                                                     $538,098   $553,388   $594,832   $675,513
Total borrowed funds and related interest payable                  $120,602   $120,988   $145,291   $140,383
Total stockholders' equity                                         $ 55,000   $ 58,009   $ 63,745   $ 75,385
-------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM  9A.  CONTROLS  AND  PROCEDURES

The Company's management evaluated, with the participation of its Principal Executive and Financial Officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004.

ITEM  9B.  OTHER  INFORMATION

Not  Applicable

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS

     DIRECTORS. The information required by this item is contained under the section entitled "Proposal One: Election of Directors" in the Company's Proxy Statement for its 2005 Annual Meeting (the "Proxy Statement") and is incorporated herein by reference.

     EXECUTIVE  OFFICERS.  The information required by this item is set forth in
Item 4A of Part I of this report under the caption "Executive Officers and Other Key Employees."

     COMPLIANCE WITH SECTION 16(A). The information required by this item is contained under the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement and is incorporated herein by reference.

     AUDIT COMMITTEE FINANCIAL EXPERT. Information regarding the audit committee of the Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee is contained in the section of the Proxy Statement entitled "Corporate Governance Principles and Board Matters" and is incorporated herein by reference.

     CODE OF BUSINESS CONDUCT AND ETHICS. The Company has adopted a written code of business conduct and ethics that applies to its directors, officers and employees. In addition, the Company's Audit Committee has also adopted procedures for the submission of complaints or concerns regarding financial statement disclosures and other matters. A copy of these documents are attached as Exhibits to this annual report on Form 10-K. Additionally, a copy of any of these documents will be furnished upon request and without charge to beneficial holders of the Class A Common Stock of the Company. Written requests should be directed to: Intervest Bancshares Corporation, Attention: Secretary, One Rockefeller Plaza, Suite 400, New York, New York 10020.

ITEM  11.  EXECUTIVE  COMPENSATION

The information contained in the section entitled "Executive Compensation" of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER TRANSACTIONS

The information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information contained in the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

The information contained in the section entitled "Independent Public Accountants" of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM  15.  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES

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

4.1          Form of Certificate for Shares of Class A common stock, incorporated by reference to the Company's Pre-
             Effective Amendment No.1 to the Registration Statement on Form SB-2 (No. 33-82246), filed with the
             Commission on September 15, 1994.

4.2          Form of Certificate for Shares of Class B common stock, incorporated by reference to the Company's Pre-
             Effective Amendment No.1 to the Registration Statement on Form SB-2 (No. 33-82246), filed with the
             Commission on September 15, 1994.

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

4.9          Form of Indenture between the Company, as Issuer, and U.S Bank National Association, as Trustee, dated as of September 17, 2003, incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 2003, wherein such document is identified as Exhibit 4.9.

4.10         Form of Indenture between the Company, as Issuer, and U.S Bank National Association, as Trustee,
             dated as of March 17, 2004, incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 4.10.


EXHIBIT NO.  DESCRIPTION OF EXHIBIT
-----------  ----------------------

4.11         Form of Indenture between the Company, as Issuer, and Wilmington Trust Company, as Trustee,
             dated as of September 20, 2004, incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 4.11.

4.12         Form of Indenture between the Company's subsidiary, Intervest Mortgage Corporation, and The Bank of
             New York dated as of June 1, 2004, incorporated by reference to Intervest Mortgage Corporation's quarterly report on Form 10-Q filed for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 4.23.

10.0         Employment and Supplemental Benefits Agreement between the Company and Jerome Dansker dated as of July 1, 2004, incorporated by reference to the Company's Report on Form 10-Q for the quarter ended
             September 30, 2004, wherein such document is identified as Exhibit 10.0.

10.1         Employment and Supplemental Benefits Agreement between the Company and Lowell S. Dansker  dated as of July 1, 2004, incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.1.

10.2         Employment and Supplemental Benefits Agreement between the Company and Lawrence G. Bergman dated as of July 1, 2004, incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.2.

10.3         Employment Agreement between Intervest National Bank, the Company's subsidiary and Keith A. Olsen dated as of November 9, 2004, incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.3.

10.4         Employment Agreement between Intervest National Bank, the Company's subsidiary and Raymond C.
             Sullivan dated as of November 10, 2004, incorporated by reference to the Company's Report on Form
             10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.4.

10.5         Employment Agreement between Intervest National Bank, the Company's subsidiary and John J.
             Arvonio dated as of November 10, 2004, incorporated by reference to the Company's Report on Form
             10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.5.

10.6         Mortgage Servicing Agreement dated as of April 1, 2002, as supplemented on October 21, 2004 for the purpose of clarification of the intent of the original agreement between the Company's subsidiaries,
             Intervest Mortgage Corporation and Intervest National Bank, incorporated by reference to Intervest
             Mortgage Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.1.

10.7         Employment Agreement between the Company's subsidiary, Intervest Mortgage Corporation and
             John H. Hoffmann dated as of November 10, 2004, incorporated by reference to Intervest Mortgage
             Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.2.

10.8         Amendment to Employment Agreement between the Company's subsidiary, Intervest Mortgage
             Corporation and Jerome Dansker dated as of July 1, 2004, incorporated by reference to Intervest
             Mortgage Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.0.

12.0         Computation of ratios of earnings to fixed charges.

14.1         Code of Business Conduct

14.2         Code of Ethics


EXHIBIT NO.  DESCRIPTION OF EXHIBIT
-----------  ----------------------

14.3         Procedures for Submissions Regarding Questionable Accounting, Internal Accounting Controls and
             Auditing Matters

21.0         Subsidiaries

31.0         Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.1         Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.0         Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-
                                                                                                     -Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

INTERVEST  BANCSHARES  CORPORATION
(Registrant)

By: /s/ Lowell S. Dansker                      Date: March 11, 2005
---------------------------------------------  --------------------
    Lowell S. Dansker, Vice Chairman,
    President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

CHAIRMAN  AND  CHIEF  EXECUTIVE  OFFICER:
(PRINCIPAL  EXECUTIVE  OFFICER):

By: /s/ Jerome Dansker                         Date: March 11, 2005
---------------------------------------------  --------------------
    Jerome Dansker

VICE CHAIRMAN, PRESIDENT AND TREASURER:
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER):

By: /s/ Lowell S. Dansker                      Date: March 11, 2005
---------------------------------------------  --------------------
    Lowell S. Dansker

VICE PRESIDENT, SECRETARY AND DIRECTOR:

By: /s/ Lawrence G. Bergman                    Date: March 11, 2005
---------------------------------------------  --------------------
    Lawrence G. Bergman

DIRECTORS:

By: /s/ Michael A. Callen                      Date: March 11, 2005
---------------------------------------------  --------------------
    Michael A. Callen

By: /s/ Paul R. DeRosa                         Date: March 11, 2005
---------------------------------------------  --------------------
    Paul R. DeRosa

By: /s/ Stephen A. Helman                      Date: March 11, 2005
---------------------------------------------  --------------------
    Stephen A. Helman

By: /s/ Wayne F. Holly                         Date: March 11, 2005
---------------------------------------------  --------------------
    Wayne F. Holly

By: /s/ Lawton Swan, III                       Date: March 11, 2005
---------------------------------------------  --------------------
    Lawton Swan, III

By: /s/ Thomas E. Willett                      Date: March 11, 2005
---------------------------------------------  --------------------
    Thomas E. Willett

By: /s/ David J. Willmott                      Date: March 11, 2005
---------------------------------------------  --------------------
    David J. Willmott

By: /s/ Wesley T. Wood                         Date: March 11, 2005
---------------------------------------------  --------------------
    Wesley T. Wood