Form 10-Q
period 2005-03-31
INTERVEST BANCSHARES CORP
filed 2005-05-13
CIK 927807

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                                                 --------------


                          Commission File No. 000-23377
                                              ---------

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   13-3699013
---------------------------------------  --------------------------------------
  (State or other jurisdiction                       (I.R.S. employer
        of incorporation)                           identification no.)


                        ONE ROCKEFELLER PLAZA, SUITE 400
                          NEW YORK, NEW YORK 10020-2002
              ----------------------------------------------------
                    (Address of principal executive offices)

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
YES XX  NO   .
    --     --

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
YES     NO XX.
    --     --

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Title of Each Class:                Shares Outstanding:
     --------------------                -------------------

     Class A Common Stock, $1.00         5,890,073 Outstanding at April 30, 2005
     ---------------------------         ---------------------------------------
     par value per share
     -------------------

     Class B Common Stock, $1.00           385,000 Outstanding at April 30, 2005
     ---------------------------         ---------------------------------------
     par value per share
     -------------------

================================================================================

                     INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                         FORM 10-Q
                                      MARCH 31, 2005
                                     TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                         Page
                                                                                      ----
  ITEM 1.   FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets
      as of March 31, 2005 (Unaudited) and December 31, 2004 . . . . . . . . . . . . .   2

    Condensed Consolidated Statements of Earnings (Unaudited)
      for the Quarters Ended March 31, 2005 and 2004 . . . . . . . . . . . . . . . . .   3

    Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
      for the Quarters Ended March 31, 2005 and 2004 . . . . . . . . . . . . . . . . .   4

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Quarters Ended March 31, 2005 and 2004 . . . . . . . . . . . . . . . . .   5

    Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . . .   6

    Review by Independent Registered Public Accounting Firm. . . . . . . . . . . . . .  13

    Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . . .  14

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . .  16

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . . . .  23

  ITEM 4.   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . . .  24

PART II. OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

  ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS . . . . . . . .  24

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . . . .  24

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . .  24

  ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

  ITEM 6.   EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

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

RISK  FACTORS

The Company's business is affected by a number of factors, including but not limited to the impact of: interest rates; loan demand; loan concentrations; loan prepayments; ability to raise funds for investment; competition; general or local economic conditions; credit risk and the related adequacy of the allowance for loan losses; terrorist acts; natural disasters; armed conflicts; regulatory supervision and regulation; dependence on key personnel; and voting control.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                     INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 MARCH 31,    DECEMBER 31,
($in thousands, except par value)                                                                   2005          2004
---------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                           (Unaudited)
Cash and due from banks                                                                         $     21,874  $      12,026
Federal funds sold                                                                                    22,372          9,948
Commercial paper and other short-term investments                                                      5,101          2,625
                                                                                                ---------------------------
  Total cash and cash equivalents                                                                     49,347         24,599
Securities held to maturity, net (estimated fair value of $251,777 and $247,211, respectively)       254,754        248,888
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                                         5,092          5,092
Loans receivable (net of allowance for loan losses of $12,139 and $11,106, respectively)           1,083,022      1,004,290
Accrued interest receivable                                                                            7,098          6,699
Loan fees receivable                                                                                   8,732          8,208
Premises and equipment, net                                                                            6,610          6,636
Deferred income tax asset                                                                              5,547          5,095
Deferred debenture offering costs, net                                                                 4,664          4,929
Other assets                                                                                           2,573          2,315
===========================================================================================================================
TOTAL ASSETS                                                                                    $  1,427,439  $   1,316,751
===========================================================================================================================
LIABILITIES
Deposits:
  Noninterest-bearing demand deposit accounts                                                   $      7,919  $       6,142
  Interest-bearing deposit accounts:
    Checking (NOW) accounts                                                                           10,963         15,051
    Savings accounts                                                                                  23,313         27,359
    Money market accounts                                                                            193,118        200,549
    Certificate of deposit accounts                                                                  888,344        744,771
                                                                                                ---------------------------
Total deposit accounts                                                                             1,123,657        993,872
Borrowed Funds:
    Federal Home Loan Bank advances                                                                   15,000         36,000
    Subordinated debentures                                                                           91,810         94,430
    Subordinated debentures - capital securities                                                      61,856         61,856
    Accrued interest payable on all borrowed funds                                                     9,090         10,154
    Mortgage note payable                                                                                239            242
                                                                                                ---------------------------
Total borrowed funds                                                                                 177,995        202,682
Accrued interest payable on deposits                                                                   2,131          1,718
Mortgage escrow funds payable                                                                         19,914         14,533
Official checks outstanding                                                                            6,578         12,061
Other liabilities                                                                                      3,788          1,791
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                  1,334,063      1,226,657
---------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                   -              -
Class A common stock ($1.00 par value, 9,500,000 shares authorized,
  5,888,843 and 5,886,433 shares issued and outstanding, respectively)                                 5,889          5,886
Class B common stock ($1.00 par value, 700,000 shares authorized,
  385,000 shares issued and outstanding)                                                                 385            385
Additional paid-in-capital, common                                                                    38,992         38,961
Retained earnings                                                                                     48,110         44,862
---------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                            93,376         90,094
===========================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $  1,427,439  $   1,316,751
===========================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                         (Unaudited)

                                                                            QUARTER ENDED
                                                                               MARCH 31,
                                                                         -------------------
($in thousands, except per share data)                                     2005       2004
--------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                         $ 18,811   $13,792
Securities                                                                  1,563       705
Other interest-earning assets                                                 194        96
--------------------------------------------------------------------------------------------
TOTAL INTEREST AND DIVIDEND INCOME                                         20,568    14,593
--------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                    9,039     5,312
Subordinated debentures                                                     2,060     2,233
Subordinated debentures - capital securities                                1,090       666
Other borrowed funds                                                           94         4
--------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                     12,283     8,215
--------------------------------------------------------------------------------------------

NET INTEREST AND DIVIDEND INCOME                                            8,285     6,378
Provision for loan losses                                                   1,033     1,077
--------------------------------------------------------------------------------------------
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES            7,252     5,301
--------------------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                                                          76        59
Income from mortgage lending activities                                       149       190
Income from the early repayment of mortgage loans                             654     1,156
Commissions and fees                                                            -        56
Loss from early call of investment securities                                  (1)       (5)
--------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                                      878     1,456
--------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                                              1,285       961
Occupancy and equipment, net                                                  357       344
Data processing                                                               136       129
Professional fees and services                                                139       103
Stationery, printing and supplies                                              54        44
Postage and delivery                                                           33        25
FDIC and general insurance                                                     79        64
Director and committee fees                                                   122        88
Advertising and promotion                                                      47        13
All other                                                                     122       147
--------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES                                                  2,374     1,918
--------------------------------------------------------------------------------------------
Earnings before income taxes                                                5,756     4,839
Provision for income taxes                                                  2,508     2,104
============================================================================================
NET EARNINGS                                                             $  3,248   $ 2,735
============================================================================================

BASIC EARNINGS PER SHARE                                                 $  0 .52   $  0.45
DILUTED EARNINGS PER SHARE                                               $  0 .48   $  0.41
DIVIDENDS PER SHARE                                                      $      -   $     -
--------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                             INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (Unaudited)

                                                                                QUARTER ENDED
                                                                                  MARCH 31,
                                                                    --------------------------------------
                                                                           2005                 2004
                                                                    --------------------------------------
($in thousands)                                                      SHARES    AMOUNT    SHARES    AMOUNT
----------------------------------------------------------------------------------------------------------

CLASS A COMMON STOCK
Balance at beginning of period                                      5,886,433  $ 5,886  5,603,377  $ 5,603
Issuance of shares upon the exercise of warrants                            -        -     42,510       43
Issuance of shares upon the conversion of debentures                    2,410        3     17,188       17
----------------------------------------------------------------------------------------------------------
Balance at end of period                                            5,888,843    5,889  5,663,075    5,663
----------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
----------------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                385,000      385    385,000      385
----------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                  38,961              35,988
Compensation related to vesting of certain Class B stock warrants                    -                   7
Issuance of shares upon the exercise of warrants                                     -                 383
Issuance of shares upon the conversion of debentures                                31                 181
----------------------------------------------------------------------------------------------------------
Balance at end of period                                                        38,992              36,559
----------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                                  44,862              33,409
Net earnings for the period                                                      3,248               2,735
----------------------------------------------------------------------------------------------------------
Balance at end of period                                                        48,110              36,144
----------------------------------------------------------------------------------------------------------

==========================================================================================================
TOTAL STOCKHOLDERS' EQUITY AT END OF PERIOD                         6,273,843  $93,376  6,048,075  $78,751
==========================================================================================================

See accompanying notes to condensed consolidated financial statements.

                          INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                                    QUARTER ENDED
                                                                                      MARCH 31,
                                                                                --------------------
($in thousands)                                                                   2005       2004
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                    $  3,248   $  2,735
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization                                                        129        176
Provision for loan losses                                                          1,033      1,077
Deferred income tax benefit                                                         (452)      (487)
Amortization of deferred debenture offering costs                                    296        315
Compensation expense related to common stock warrants                                  -          7
Amortization of premiums (accretion) of discounts and deferred loan fees, net     (1,499)      (575)
Net decrease in accrued interest payable on debentures                            (1,032)    (1,607)
Net decrease in official checks outstanding                                       (5,483)    (4,222)
Net increase in loan fees receivable                                                (524)      (428)
Net change in all other assets and liabilities                                     3,718      3,673
----------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                 (566)       664
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Maturities and calls of securities held to maturity                               19,305     24,315
Purchases of securities held to maturity                                         (25,523)   (14,220)
Net increase in loans receivable                                                 (79,896)   (92,889)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock                     -       (180)
Purchases of premises and equipment, net                                            (103)       (89)
Investment in unconsolidated subsidiaries                                              -       (464)
----------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                            (86,217)   (83,527)
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in deposits                                                         129,785     61,637
Net increase in mortgage escrow funds payable                                      5,381      4,157
Net decrease in FHLB advances                                                    (21,000)         -
Principal repayments of debentures and mortgage note payable                      (2,603)    (9,003)
Gross proceeds from issuance of debentures                                             -     25,464
Debenture issuance costs                                                             (32)    (1,105)
Proceeds from issuance of common stock                                                 -      2,961
----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        111,531     84,111
----------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                         24,748      1,248
Cash and cash equivalents at beginning of period                                  24,599     64,128
====================================================================================================
Cash and cash equivalents at end of period                                      $ 49,347   $ 65,376
====================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                                      $ 12,606   $  9,434
  Income taxes                                                                       871      1,508
Noncash activities:
Conversion of debentures and accrued interest into Class A common stock               34        203
----------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION AND USE OF ESTIMATES

The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiaries in this report have not been audited except for information derived from the 2004 audited consolidated financial statements and notes thereto. The condensed consolidated financial statements in this report should be read in conjunction with the 2004 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Intervest Statutory Trust I, II, III and IV are wholly owned subsidiaries of the Holding Company that are unconsolidated entities as required by FASB Interpretation No. 46-R, "Consolidation of Variable Interest Entities."

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

Intervest Mortgage Corporation is a mortgage investment company engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage and junior mortgage loans. Intervest Mortgage Corporation also provides loan origination services to the Bank. Intervest Mortgage Corporation has two wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation, which provide administrative services to Intervest Mortgage Corporation. Intervest Mortgage Corporation issues debentures to provide funding for its lending business. Intervest Mortgage Corporation's mortgage loans are comprised of multifamily and commercial real estate loans.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  2  -  DESCRIPTION  OF  BUSINESS  -  CONTINUED

Intervest Securities Corporation is a broker/dealer and a NASD and SIPC member firm whose business activities to date have not been material. Its only revenues have been derived from participating as a selected dealer from time to time in offerings of debt securities of the Company, primarily those of Intervest Mortgage Corporation.

Intervest Statutory Trust I, II, III and IV were formed in December 2001, September 2003, March 2004 and September 2004, respectively. Each was formed for the sole purpose of issuing and administering $15,000,000 of Trust Preferred Securities for a total of $60,000,000. The trusts do not conduct any trade or business.

NOTE  3  -  LOANS  RECEIVABLE

Loans  receivable  is  summarized  as  follows:

                                             At March 31, 2005     At December 31, 2004
                                          ----------------------  -----------------------
($in thousands)                           # of Loans    Amount     # of Loans    Amount
-----------------------------------------------------------------------------------------
Commercial real estate loans                    258  $  641,749          244  $  601,512
Residential multifamily loans                   248     424,837          249     403,613
Land development and other land loans            17      37,787           11      19,198
Residential 1-4 family loans                      4         983            4         984
Commercial business loans                        22       1,042           23       1,215
Consumer loans                                   12         241           12         221
-----------------------------------------------------------------------------------------
Loans receivable                                561   1,106,639          543   1,026,743
-----------------------------------------------------------------------------------------
Deferred loan fees                                      (11,478)                 (11,347)
-----------------------------------------------------------------------------------------
Loans receivable, net of deferred fees                1,095,161                1,015,396
-----------------------------------------------------------------------------------------
Allowance for loan losses                               (12,139)                 (11,106)
-----------------------------------------------------------------------------------------
Loans receivable, net                                $1,083,022               $1,004,290
-----------------------------------------------------------------------------------------

At March 31, 2005 and December 31, 2004, $4,607,000 of loans were on nonaccrual status. These loans were considered impaired under the criteria of SFAS No.114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded the Company's recorded investment. At March 31, 2005 and December 31, 2004, there were no other impaired loans or loans ninety days past due and still accruing interest. Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $104,000 for the quarter ended March 31, 2005, compared to $28,000 for the same period of 2004. The average balance of nonaccrual loans for the quarter ended March 31, 2005 and 2004 was $4,607,000 and $5,290,000, respectively. In April 2005, the property collateralizing a nonaccrual loan with a principal balance of $3,857,000 was sold at foreclosure to a third party. The loan was paid in full and the Bank recovered all amounts due thereunder.

NOTE  4  -  ALLOWANCE  FOR  LOAN  LOSSES

Activity  in  the  allowance  for  loan  losses  is  summarized  as  follows:

                                                       Quarter Ended March 31,
                                                      -------------------------
($in thousands)                                           2005          2004
-------------------------------------------------------------------------------
Balance at beginning of period                        $      11,106  $    6,580
Provision charged to operations                               1,033       1,077
-------------------------------------------------------------------------------
Balance at end of period                              $      12,139  $    7,657
-------------------------------------------------------------------------------

NOTE  5  -  DEPOSITS

Scheduled maturities of certificates of deposit accounts are as follows:

                              At March 31, 2005     At December 31, 2004
                           ----------------------  ----------------------
                                       Wtd-Avg                 Wtd-Avg
($in thousands)             Amount   Stated Rate    Amount   Stated Rate
-------------------------------------------------------------------------
Within one year            $311,192         2.98%  $269,553         2.84%
Over one to two years       120,298         3.67    119,780         3.43
Over two to three years     171,894         4.34    134,409         4.48
Over three to four years     98,335         4.10     75,317         4.06
Over four years             186,625         4.54    145,712         4.48
-------------------------------------------------------------------------
                           $888,344         3.79%  $744,771         3.68%
-------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  5  -  DEPOSITS,  CONTINUED

Certificate of deposit accounts of $100,000 or more totaled $267,262,000 and $215,876,000 at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, certificate of deposit accounts of $100,000 or more by remaining maturity were as follows: due within one year $96,951,000; over one to two years
$27,070,000;  over  two  to  three  years  $51,584,000; over three to four years
$27,941,000;  and  over  four  years  $63,716,000.

NOTE  6  -  SUBORDINATED  DEBENTURES  AND  MORTGAGE  NOTE  PAYABLE

Subordinated  debentures  and  mortgage  note payable are summarized as follows:

                                                                               At March 31,   At December 31,
($in thousands)                                                                    2005             2004
--------------------------------------------------------------------------------------------------------------
INTERVEST MORTGAGE CORPORATION:
Series 05/10/96 - interest at 2% above prime (1) - due April 1, 2005           $      10,000  $        10,000
Series 10/15/96 - interest at 2% above prime (1) - due October 1, 2005                 5,500            5,500
Series 04/30/97 - interest at 1% above prime (1) - due October 1, 2005                 8,000            8,000
Series 11/10/98 - interest at 9% fixed           - due January 1, 2005                     -            2,600
Series 06/28/99 - interest at 9% fixed           - due July 1, 2006                    2,000            2,000
Series 09/18/00 - interest at 8 1/2% fixed       - due January 1, 2006                 1,250            1,250
Series 09/18/00 - interest at 9% fixed           - due January 1, 2008                 1,250            1,250
Series 08/01/01 - interest at 7 1/2% fixed       - due April 1, 2005                   1,750            1,750
Series 08/01/01 - interest at 8% fixed           - due April 1, 2007                   2,750            2,750
Series 08/01/01 - interest at 8 1/2% fixed       - due April 1, 2009                   2,750            2,750
Series 01/17/02 - interest at 7 1/4% fixed       - due October 1, 2005                 1,250            1,250
Series 01/17/02 - interest at 7 1/2% fixed       - due October 1, 2007                 2,250            2,250
Series 01/17/02 - interest at 7 3/4% fixed       - due October 1, 2009                 2,250            2,250
Series 08/05/02 - interest at 7 1/4% fixed       - due January 1, 2006                 1,750            1,750
Series 08/05/02 - interest at 7 1/2% fixed       - due January 1, 2008                 3,000            3,000
Series 08/05/02 - interest at 7 3/4% fixed       - due January 1, 2010                 3,000            3,000
Series 01/21/03 - interest at 6 3/4% fixed       - due July 1, 2006                    1,500            1,500
Series 01/21/03 - interest at 7 % fixed          - due July 1, 2008                    3,000            3,000
Series 01/21/03 - interest at 7 1/4% fixed       - due July 1, 2010                    3,000            3,000
Series 07/25/03 - interest at 6 1/2% fixed       - due October 1, 2006                 2,500            2,500
Series 07/25/03 - interest at 6 3/4% fixed       - due October 1, 2008                 3,000            3,000
Series 07/25/03 - interest at 7 % fixed          - due October 1, 2010                 3,000            3,000
Series 11/28/03 - interest at 6 1/4% fixed       - due April 1, 2007                   2,000            2,000
Series 11/28/03 - interest at 6 1/2% fixed       - due April 1, 2009                   3,500            3,500
Series 11/28/03 - interest at 6 3/4% fixed       - due April 1, 2011                   4,500            4,500
Series 06/07/04 - interest at 6 1/4% fixed       - due January 1, 2008                 2,500            2,500
Series 06/07/04 - interest at 6 1/2% fixed       - due January 1, 2010                 4,000            4,000
Series 06/07/04 - interest at 6 3/4% fixed       - due January 1, 2012                 5,000            5,000
                                                                               ------------------------------
                                                                                      86,250           88,850
INTERVEST BANCSHARES CORPORATION:
Series 05/14/98 - interest at 8% fixed           - due July 1, 2008                    3,060            3,080
Series 12/15/00 - interest at 8 1/2% fixed       - due April 1, 2006                   1,250            1,250
Series 12/15/00 - interest at 9% fixed           - due April 1, 2008                   1,250            1,250
                                                                               ------------------------------
                                                                                       5,560            5,580
INTERVEST NATIONAL BANK:
Mortgage note payable (2) - interest at 7% fixed - due February 1, 2017                  239              242
-------------------------------------------------------------------------------------------------------------
                                                                               $      92,049  $        94,672
-------------------------------------------------------------------------------------------------------------

(1) Prime represents prime rate of JPMorganChase Bank, which was 5.75% on March 31, 2005 and 5.25% at December 31, 2004. The floating-rate debentures have a maximum interest rate of 12%. (2) The note cannot be prepaid except during the last year of its term.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  6  -  SUBORDINATED  DEBENTURES  AND  MORTGAGE  NOTE  PAYABLE,  CONTINUED

On January 1, 2005, Intervest Mortgage Corporation's Series 11/10/98 debentures matured and were repaid for a total of $4,459,000 ($2,600,000 of principal and $1,859,000 of accrued interest). On April 1, 2005, Intervest Mortgage Corporation's Series 5/10/96 and 8/01/01 debentures matured and were repaid for a total of $14,052,000 ($11,750,000 of principal and $2,302,000 of accrued interest).

In April 2005, Intervest Mortgage Corporation issued $14,000,000 of its Series 3/21/05 debentures for net proceeds, after offering costs, of approximately $12,975,000. The terms of the debentures are as follows: $3,000,000 maturing April 1, 2009 with an annual interest rate of 6.25%; $4,500,000 maturing April 1, 2011 with an annual interest rate of 6.50%; and $6,500,000 maturing April 1, 2013 with an annual interest rate of 7.00%

Interest is paid quarterly on Intervest Mortgage Corporation's debentures except for: $1,980,000 of Series 5/10/96; all of Series 6/28/99, 9/18/00; $770,000 of
Series  8/01/01;  $270,000  of  Series  1/17/02;  $1,520,000  of Series 8/05/02;
$1,750,000  of  Series  11/28/03; $1,910,000 of Series 6/7/04; and $1,920,000 of
Series 3/21/05, all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

The holders of Intervest Mortgage Corporation's Series 6/28/99, 9/18/00 and Series 1/17/02 through 3/21/05 debentures can require Intervest Mortgage Corporation to repurchase the debentures for face amount plus accrued interest each year (beginning October 1, 2005 for Series 1/17/02, January 1, 2006 for Series 8/05/02, July 1, 2006 for Series 1/21/03, October 1, 2006 for Series 7/25/03, January 1, 2007 for Series 11/28/03, January 1, 2008 for Series 6/7/04
and April 1, 2009 for Series 3/21/05). However, in no calendar year can the required purchases be more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

Intervest Mortgage Corporation's debentures may be redeemed at its option at any time, in whole or in part, for face value, except for Series 6/7/04 and 3/21/05, which would be at a premium of 1% if it were redeemed prior to July 1, 2005 for Series 6/7/04 and prior to October 1, 2006 for Series 03/21/05. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

The Holding Company's Series 5/14/98 subordinated debentures are convertible along with accrued interest at the option of the holders at any time prior to April 1, 2008 into shares of its Class A common stock at the following conversion prices per share: $14.00 in 2005; $16.00 in 2006; $18.00 in 2007 and $20.00 from January 1, 2008 through April 1, 2008. The Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. In the first quarter of 2005, $34,000 of debentures ($20,000 of principal and $14,000 of accrued interest) were converted into shares of Class A common stock at $14.00 per share.

At March 31, 2005, interest accrues and compounds quarterly on $2,460,000 of the convertible debentures at the rate of 8% per annum, while $600,000 of the convertible debentures pay interest quarterly at the rate of 8% per annum. All accrued interest of $1,762,000 is due and payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year, elect to be paid all accrued interest and to thereafter receive regular payments of interest quarterly. The Holding Company may redeem any of its debentures, in whole or in part, at any time for face value.

Scheduled  contractual  maturities  as  of  March  31,  2005  are  as  follows:

($in thousands)                               Principal   Accrued Interest
--------------------------------------------------------------------------
For the nine-months ended December 31, 2005   $   26,510  $          3,492
For the year ended December 31, 2006              10,264             1,952
For the year ended December 31, 2007               7,015               143
For the year ended December 31, 2008              17,076             2,492
For the year ended December 31, 2009               8,517               198
Thereafter                                        22,667               264
--------------------------------------------------------------------------
                                              $   92,049  $          8,541
--------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - FEDERAL FUNDS PURCHASED, FEDERAL HOME LOAN BANK ADVANCES AND LINES OF CREDIT

From time to time, the Bank may borrow funds on an overnight or short-term basis to manage its liquidity needs. At March 31, 2005, the Bank has agreements with correspondent banks whereby it may borrow up to $16,000,000 of federal funds on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), the Bank can also borrow from these institutions on a secured basis up to an aggregate of approximately $230,000,000 based on available collateral at March 31, 2005.

The following is a summary of certain information regarding short-term borrowings in the aggregate:

                                                     Quarter Ended     Quarter Ended
($in thousands)                                      March 31, 2005    March 31, 2004
-------------------------------------------------------------------------------------
Balance at period end (1)                            $        15,000   $           -
Maximum amount outstanding at any month end          $        17,000   $           -
Average outstanding balance for the period           $        13,911   $           -
Weighted-average interest rate paid for the period              2.62%              -%
Weighted-average interest rate at period end                    2.96%              -%
-------------------------------------------------------------------------------------

(1) The balance at March 31, 2005 represents FHLB advances of $15,000,000 due in April 2005. The amounts were repaid. The balance at year-end 2004 represents FHLB advances of $19,000,000 due in January 2005 and $17,000,000 in February 2005. The amounts were repaid.

NOTE  8  -  COMMON  STOCK  WARRANTS

The Holding Company has 696,465 common stock warrants outstanding that entitle its holder, the Chairman of the Board of the Holding Company, to purchase one share of common stock for each warrant. All warrants are currently exercisable.

Data  concerning  common  stock  warrants  is  as  follows:

                                                        Exercise Price Per Warrant
                                                        --------------------------         Wtd-Avg
Class A Common Stock Warrants:                                               $6.67  Exercise Price
--------------------------------------------------------------------------------------------------
Outstanding at December 31, 2004 and March 31, 2005                        501,465           $6.67
----------------------------------------------------------------------------------
Remaining contractual life in years at March 31, 2005                          1.8
--------------------------------------------------------------------------------------------------

                                             Exercise Price Per Warrant
                                             --------------------------      Total         Wtd-Avg
Class B Common Stock Warrants:                           $6.67   $10.00   Warrants  Exercise Price
--------------------------------------------------------------------------------------------------
Outstanding at December 31, 2004 and March 31, 2005    145,000   50,000   195,000            $7.52
---------------------------------------------------------------------------------
Remaining contractual life in years at March 31, 2005      2.8      2.8       2.8
--------------------------------------------------------------------------------------------------

The Company elects to use the intrinsic value-based method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock warrants. Under this method, compensation expense related to stock warrants granted to employees is the excess, if any, of the market price of the stock as of the grant or modification date over the exercise price of the warrant. Compensation expense recorded in connection with common stock warrants amounted to $7,000 for the quarter ended March 31, 2004. There was no such compensation for the quarter ended March 31, 2005.

NOTE  9  -  EARNINGS  PER  SHARE  (EPS)

Basic EPS is calculated by dividing net earnings the weighted-average number of shares of common stock outstanding. Diluted EPS is calculated by dividing adjusted net earnings by the weighted-average number of shares of common stock and dilutive potential common stock shares that may be outstanding in the future.

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants (the number of which is computed using the "treasury stock method") and from outstanding convertible debentures (the number of which is computed using the "if converted method"). Diluted EPS considers the potential dilution that could occur if the Company's outstanding common stock warrants and convertible debentures were converted into common stock that then shared in the Company's earnings (as adjusted for interest expense, net of taxes, that would no longer occur if the debentures were converted).

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  9  -  EARNINGS  PER  SHARE  (EPS),  CONTINUED

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                              Quarter Ended
                                                                                March 31,
                                                                         ----------------------
($in thousands, except share and per share amounts)                         2005        2004
-----------------------------------------------------------------------------------------------
Basic earnings per share:
  Net earnings applicable to common stockholders                         $    3,248  $    2,735
  Average number of common shares outstanding                             6,273,843   6,042,847
-----------------------------------------------------------------------------------------------
Basic net earnings per share amount                                      $     0.52  $     0.45
-----------------------------------------------------------------------------------------------
Diluted earnings per share:
  Net earnings applicable to common stockholders                         $    3,248  $    2,735
  Adjustment to net earnings from assumed conversion of debentures (1)           55          82
                                                                         ----------------------
  Adjusted net earnings for diluted earnings per share computation       $    3,303  $    2,817
                                                                         ----------------------
Average number of common shares outstanding:
  Common shares outstanding                                               6,273,843   6,042,847
  Potential dilutive shares resulting from exercise of warrants (2)         255,207     253,362
  Potential dilutive shares resulting from conversion of debentures (3)     342,719     592,279
                                                                         ----------------------
Total average number of common shares outstanding used for dilution       6,871,769   6,888,488
-----------------------------------------------------------------------------------------------
Diluted net earnings per share amount                                    $     0.48  $     0.41
-----------------------------------------------------------------------------------------------

(1) Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.

(2)  All  outstanding  warrants  were  considered  for  the  EPS  computations.

(3) Convertible debentures (principal and accrued interest) outstanding at March 31, 2005 and 2004 totaling $4,798,000 and $7,069,000, respectively, were convertible into common stock at a price of $14.00 per share in 2005 and $12.00 per share in 2004 and resulted in additional common shares (based on average balances outstanding).

NOTE  10  -  OFF-BALANCE  SHEET  FINANCIAL  INSTRUMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments are in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The Company's maximum exposure to credit risk is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Management is not aware of any trends, known demand, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

The contractual amounts of the Company's off-balance sheet financial instruments is as follows:

                                       At March 31,   At December 31,
                                      -------------  ----------------
($in thousands)                                2005              2004
---------------------------------------------------------------------
Unfunded loan commitments             $     136,956  $        159,697
Available lines of credit                       937               789
Standby letters of credit                       750               750
---------------------------------------------------------------------
                                      $     138,643  $        161,236
---------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  11  -  REGULATORY  CAPITAL

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

At March 31, 2005, the actual capital of the Bank on a percentage basis was as follows:

                                                         Actual     Minimum    To Be Considered
                                                         Ratios   Requirement  Well Capitalized
                                                         -------  -----------  -----------------
Total capital to risk-weighted assets                     11.23%      8.00%         10.00%
Tier 1 capital to risk-weighted assets                    10.13%      4.00%          6.00%
Tier 1 capital to total average assets - leverage ratio    8.66%      4.00%          5.00%

At March 31, 2005, the actual capital of the Company (consolidated) on a percentage basis was as follows:

                                                         Actual     Minimum    To Be Considered
                                                         Ratios   Requirement  Well Capitalized
                                                         -------  -----------  ----------------
Total capital to risk-weighted assets                     13.51%      8.00%           NA
Tier 1 capital to risk-weighted assets                    10.05%      4.00%           NA
Tier 1 capital to total average assets - leverage ratiO    8.67%      4.00%           NA

The Federal Reserve on March 1, 2005 issued a final rule that allows trust preferred securities to continue to be included in the Tier 1 capital of bank holding companies (BHC), but with stricter quantitative limits and clearer qualitative standards. The new rule provides a transition period for BHCs to meet the new, stricter limitations within regulatory capital by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009. For a further discussion of these regulatory implications, see the section entitled "Recent Accounting and Regulatory Developments" in note 1 to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At March 31, 2005, Intervest Securities Corporation's net capital was $479,000.

NOTE  12  -  RECENT  ACCOUNTING  PRONOUNCEMENTS

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

On April 14, 2005 the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123-R for calendar year companies until the beginning of 2006. The Company's financial statements will be prepared in accordance with this new standard if and when the Company issues any new stock warrants and/or options to employees or directors in the future. The amount of any impact cannot be determined at this juncture.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     Hacker, Johnson & Smith, P.A., P.C., the Company's independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board. As part of Hacker, Johnson & Smith, P.A., P.C.'s review, Eisner, LLP was relied upon for their limited review of Intervest Mortgage Corporation, a wholly owned subsidiary of the Company.

     The reports of Hacker, Johnson & Smith, P.A., P.C. and Eisner, LLP furnished pursuant to Article 10 of Regulation S-X are included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of March 31, 2005 and the related condensed consolidated statements of earnings, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

We were furnished the reports of the other independent registered public accounting firm on their reviews of the interim financial information of Intervest Mortgage Corporation, whose total assets as of March 31, 2005 constituted 7.9% of the related consolidated total, and whose net interest income, noninterest income and net earnings for the three-month period then ended, constituted 6.0%, 12.4%, and 19.2%; and whose net interest income, noninterest income and net earnings for the three-month period ended March 31, 2004, constituted 5.0%, 20.5%, and 18.8%, respectively, of the related consolidated totals.

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

Based on our reviews and the reports of the other independent registered public accounting firm, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2005, we, based on our audit and the report of the other independent registered public accounting firm, expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Hacker, Johnson & Smith, P.A., P.C.
---------------------------------------
HACKER, JOHNSON & SMITH, P.A.,P.C.
Tampa, Florida
April 29, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

We have reviewed the condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of March 31, 2005 and the related condensed consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three-month periods ended March 31, 2005 and 2004 (all of which are not presented separately herein). These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended (not presented herein), and in our report dated February 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 2004 (not presented separately herein) is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ Eisner, LLP
---------------
EISNER,LLP
New York, New York
April 22, 2005

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

The Company's profitability is also affected by the level of its noninterest income and expenses, provision for loan losses and income tax expense. Noninterest income consists mostly of loan and other banking fees as well as income from loan prepayments. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and interest in certain cases. The amount of income from loan prepayments can fluctuate significantly and cannot be predicted. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Many of the Company's mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely. Noninterest expense consists of compensation and benefits expense, occupancy and equipment expenses, data processing expenses, advertising expense, professional fees, insurance expense and other operating expenses. The Company's profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities

The Company's loan portfolio has historically been and continues to be concentrated in commercial real estate and multifamily mortgage loans (including land loans), which represented nearly all of the Company's loan portfolio. The properties underlying the Company's mortgages are also concentrated in New York State and the State of Florida. Many of the New York properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents.

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

    COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND DECEMBER 31, 2004
    -------------------------------------------------------------------------

OVERVIEW
--------

Total  assets at March 31, 2005 increased to $1,427,439,000, from $1,316,751,000 at December 31, 2004. Total liabilities at March 31, 2005 increased to $1,334,063,000, from $1,226,657,000 at December 31, 2004, and stockholders'
equity increased to $93,376,000 at March 31, 2005, from $90,094,000 at year-end 2004. Book value per common share increased to $14.88 per share at March 31, 2005, from $14.37 at December 31, 2004.

Selected  balance  sheet  information  as  of  March  31,  2005  follows:

                                                Holding     Intervest    Intervest    Intervest      Inter-
                                                Company      National     Mortgage    Securities     Company
($in thousands)                                                Bank         Corp.        Corp.     Amounts (1)    Combined
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                     $    5,657   $   28,804   $   26,500   $       468  $   (12,082)  $   49,347
Security investments                                   -      259,846            -             -            -      259,846
Loans receivable, net of deferred fees            13,975      992,770       88,416             -            -    1,095,161
Allowance for loan losses                            (85)     (11,722)        (332)            -            -      (12,139)
Investment in consolidated subsidiaries          138,067            -            -             -     (138,067)           -
All other assets                                   5,601       25,205        4,871            14         (467)      35,224
---------------------------------------------------------------------------------------------------------------------------
Total assets                                  $  163,215   $1,294,903   $  119,455   $       482  $  (150,616)  $1,427,439
---------------------------------------------------------------------------------------------------------------------------
Deposits                                      $        -   $1,135,770   $        -   $         -  $   (12,113)  $1,123,657
Borrowed funds and related interest payable       69,779       15,242       92,974             -            -      177,995
All other liabilities                                 60       30,456        2,328             3         (436)      32,411
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                 69,839    1,181,468       95,302             3      (12,549)   1,334,063
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                              93,376      113,435       24,153           479     (138,067)      93,376
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity    $  163,215   $1,294,903   $  119,455   $       482  $  (150,616)  $1,427,439
---------------------------------------------------------------------------------------------------------------------------

(1) All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments.

A comparison of selected balance sheet information as of March 31, 2005 and December 31, 2004 follows:

                                                                     At March 31, 2005       At December 31, 2004
                                                                 ------------------------  --------------------------
                                                                  Carrying       % of        Carrying       % of
($in thousands)                                                    Value     Total Assets     Value     Total Assets
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                        $   49,347          3.4%   $   24,599           1.9%
Security investments                                                259,846         18.2       253,980          19.3
Loans receivable, net of deferred fees and loan loss allowance    1,083,022         75.9     1,004,290          76.3
All other assets                                                     35,224          2.5        33,882           2.5
---------------------------------------------------------------------------------------------------------------------
Total assets                                                     $1,427,439        100.0%   $1,316,751         100.0%
---------------------------------------------------------------------------------------------------------------------
Deposits                                                         $1,123,657         78.7%   $  993,872          75.5%
Borrowed funds and related interest payable                         177,995         12.5       202,682          15.4
All other liabilities                                                32,411          2.3        30,103           2.2
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                 1,334,063         93.5     1,226,657          93.1
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                 93,376          6.5        90,094           6.9
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $1,427,439        100.0%   $1,316,751         100.0%
---------------------------------------------------------------------------------------------------------------------

CASH  AND  CASH  EQUIVALENTS
----------------------------

Cash and cash equivalents increased to $49,347,000 at March 31, 2005, from $24,599,000 at December 31, 2004. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities. On April 1, 2005, $14,052,000 was used for the payment of principal and interest due on Intervest Mortgage Corporation's debentures that matured on April 1, 2005 and $1,100,000 was used for normal quarterly interest payments due on Intervest Mortgage Corporation's remaining outstanding debentures.

SECURITY  INVESTMENTS
---------------------

Securities for which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Such securities increased to $254,754,000 at March 31, 2005, from $248,888,000 at December 31, 2004. The increase was due to new purchases exceeding maturities and early calls during the period. The Company continues to invest in short-term (up to 5 years) U.S. government agency debt obligations to emphasize liquidity and to target Intervest National Bank's loan-to-deposit ratio at approximately 80%. The investment portfolio at March 31, 2005 had a weighted-average remaining maturity of 1.3 years and a weighted-average yield of 2.53%, compared to 1.4 years and 2.33%, respectively, at December 31, 2004. At March 31, 2005 and December 31 2004, the portfolio's estimated fair value was $251,777,000 and $247,211,000, respectively.

The Bank's total investment in the Federal Reserve Bank and the Federal Home Loan Bank of New York stock was unchanged and amounted to $5,092,000 at March 31, 2005 and December 31, 2004.

LOANS  RECEIVABLE,  NET  OF  DEFERRED  FEES  AND  ALLOWANCE  FOR  LOAN  LOSSES
------------------------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan losses, increased to $1,083,022,000 at March 31, 2005 from $1,004,290,000 at December
31, 2004. The growth reflected new originations of commercial real estate mortgage loans, multifamily mortgage loans and land loans, partially offset by principal repayments. New loan originations totaled $151,447,000 in the first quarter of 2005 compared to $162,690,000 in the first quarter of 2004.

At March 31, 2005 and December 31, 2004, $4,607,000 of loans were on a nonaccrual status. These loans were considered impaired under the criteria of SFAS No.114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded the Company's recorded investment. At March 31, 2005 and December 31, 2004, there were no other impaired loans or loans ninety days past due and still accruing interest. In April 2005, a nonaccrual loan with a principal balance of $3,857,000 was paid in full and the Bank recovered all amounts due thereunder.

At March 31, 2005, the allowance for loan losses amounted to $12,139,000, compared to $11,106,000 at December 31, 2004. The allowance represented 1.11% of total loans (net of deferred fees) outstanding at March 31, 2005 and 1.09% at December 31, 2004. The increase in the allowance was due to provisions aggregating $1,033,000 during the period resulting largely from loan growth, which amounted to $79,896,000 during the period. For a further discussion of all the criteria the Company uses to determine the adequacy of the allowance, see pages 22 and 23 in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

ALL  OTHER  ASSETS
------------------

The following table sets forth the composition of the caption "All other assets" in the table on page 17:

                                             At March 31,   At December 31,
                                            -------------  ----------------
($in thousands)                                 2005             2004
---------------------------------------------------------------------------
Accrued interest receivable                 $       7,098  $          6,699
Loans fee receivable                                8,732             8,208
Premises and equipment, net                         6,610             6,636
Deferred income tax asset                           5,547             5,095
Deferred debenture offering costs, net              4,664             4,929
Investment in unconsolidated subsidiaries           1,856             1,856
All other                                             717               459
---------------------------------------------------------------------------
                                            $      35,224  $         33,882
---------------------------------------------------------------------------

Accrued interest receivable fluctuates based on the amount of loans, investments and other interest-earning assets outstanding and the timing of interest payments received. The increase was due to the growth in all of these assets.

Loan fees receivable are fees due to the Company in accordance with the terms of mortgage loans. Such amounts are generally due upon the full repayment of the loan. This fee is recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan as a yield adjustment. The increase was due to an increase in mortgage loan originations.

Premises and equipment remained relatively unchanged as net additions of $103,000 during the quarter were offset by normal depreciation and amortization.

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

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The decrease was due to normal amortization during the period.

The investment in unconsolidated subsidiaries consists of the Holding Company's $464,000 common stock investment in each of its unconsolidated subsidiaries, Intervest Statutory Trust I, II, II and IV.

DEPOSITS
--------

Deposits  increased  to  $1,123,657,000  at March 31, 2005, from $993,872,000 at
December 31, 2004. The increase reflected an increase in certificate of deposit accounts of $143,573,000, partially offset by a decrease in checking, savings and money market accounts aggregating $13,788,000. At March 31, 2005, certificate of deposit accounts totaled $888,344,000 and checking, savings and money market accounts aggregated $235,313,000. The same categories of deposit accounts totaled $744,771,000 and $249,101,000, respectively, at December 31, 2004. Certificate of deposit accounts represented 79% of total deposits at March 31, 2005 and 75% at December 31, 2004.

BORROWED  FUNDS  AND  RELATED  INTEREST  PAYABLE
------------------------------------------------

At March 31, 2005, borrowed funds and related interest payable decreased to $177,995,000, from $202,682,000 at year-end 2004. The decrease primarily reflected a $21,000,000 reduction in short-term FHLBNY borrowings by Intervest National Bank and the payment of principal and interest totaling $4,500,000 of Intervest Mortgage Corporation's debentures that matured on January 1, 2005.

ALL  OTHER  LIABILITIES
-----------------------

The table below sets forth the composition of the caption "All other liabilities" in the table on page 17 as follows:

                                        At March 31,   At December 31,
                                       -------------  ----------------
($in thousands)                                 2005              2004
----------------------------------------------------------------------
Mortgage escrow funds payable          $      19,914  $         14,533
Official checks outstanding                    6,578            12,061
Accrued interest payable on deposits           2,131             1,718
All other                                      3,788             1,791
----------------------------------------------------------------------
                                       $      32,411  $         30,103
----------------------------------------------------------------------

Mortgage escrow funds payable represent advance payments made by borrowers for taxes and insurance that are remitted to third parties. The increase reflected the growth in the loan portfolio. Official checks outstanding varies and fluctuates based on banking activity. Accrued interest payable on deposits fluctuates based on total deposits and timing of interest payments. The increase reflected the growth in deposits. All other is comprised mainly of accrued expenses, income taxes payable (which fluctuates based on the Company's earnings, effective tax rate and timing of tax payments) and fees received on loan commitments that have not yet been funded. The increase reflected a higher level of income taxes payable.

STOCKHOLDERS'  EQUITY
---------------------

Stockholders' equity increased to $93,376,000 at March 31, 2005 from $90,094,000 at year-end 2004 as follows:

($in thousands)                                                     Amount   Shares
--------------------------------------------------------------------------------------
Stockholders' equity at December 31, 2004                           $90,094  6,271,433
Net earnings for the period                                           3,248          -
Convertible debentures converted at election of debenture holders        34      2,410
--------------------------------------------------------------------------------------
Stockholders' equity at March 31, 2005                              $93,376  6,273,843
--------------------------------------------------------------------------------------

                         ASSET AND LIABILITY MANAGEMENT
                         ------------------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The Company does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps. The primary objective of the Company's asset/liability management strategy is to limit, within established guidelines, the adverse impact of changes in interest rates on its net interest income and capital. The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. For a further discussion of "gap analysis" and the assumptions used in preparing the gap analysis that follows, see pages 28 and 29 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The Company's one-year positive interest rate sensitivity gap amounted to $242,363,000, or 17.0% of total assets, at March 31, 2005, compared to $114,022,000, or 8.7% at December 31, 2004. The increase in the positive gap primarily reflects an increase in loans that reprice or mature within one year funded by time deposits with terms of more than 1 year. For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, the one-year gap would then change. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 28.9% at March 31, 2005, compared to a positive 22.5% at year-end 2004.

The table below summarizes interest-earning assets and interest-bearing liabilities as of March 31, 2005, that are scheduled to mature or reprice within the periods shown.

                                                0-3       4-12     Over 1-4     Over 4
                                            ---------  ---------  ----------  ---------
($in thousands)                              Months     Months        Years      Years      Total
----------------------------------------------------------------------------------------------------
Loans (1)                                   $331,027   $335,238   $ 291,007   $149,367   $1,106,639
Securities held to maturity (2)               39,620     94,147     119,876      1,111      254,754
Short-term investments                        27,473          -           -          -       27,473
FRB and FHLB stock                             2,628          -           -      2,464        5,092
----------------------------------------------------------------------------------------------------
Total rate-sensitive assets                 $400,748   $429,385   $ 410,883   $152,942   $1,393,958
----------------------------------------------------------------------------------------------------
Deposit accounts (3):
  Interest checking deposits                $ 10,963   $      -   $       -   $      -   $   10,963
  Savings deposits                            23,313          -           -          -       23,313
  Money market deposits                      193,118          -           -          -      193,118
  Certificates of deposit                     77,391    233,801     390,526    186,626      888,344
----------------------------------------------------------------------------------------------------
  Total deposits                             304,785    233,801     390,526    186,626    1,115,738
----------------------------------------------------------------------------------------------------
FHLB advances                                 15,000          -           -          -       15,000
Debentures and mortgage note payable (1)      25,250      4,250      62,238     62,167      153,905
Accrued interest on all borrowed funds (1)     4,034        650       3,944        462        9,090
----------------------------------------------------------------------------------------------------
Total borrowed funds                          44,284      4,900      66,182     62,629      177,995
----------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities            $349,069   $238,701   $ 456,708   $249,255   $1,293,733
----------------------------------------------------------------------------------------------------
GAP (repricing differences)                 $ 51,679   $190,684   $ (45,825)  $(96,313)  $  100,225
----------------------------------------------------------------------------------------------------
Cumulative GAP                              $ 51,679   $242,363   $ 196,538   $100,225   $  100,225
----------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                   3.6%      17.0%       13.8%       7.0%         7.0%
----------------------------------------------------------------------------------------------------

Significant assumptions used in preparing the preceding gap table follow:

(1) Floating-rate loans and debentures payable are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and debentures payable are scheduled, including repayments, according to their contractual maturities. Deferred loan fees are excluded from this analysis; (2) securities are scheduled according to the earlier of their contractual maturity or the date in which the interest rate is scheduled to increase. The effects of possible prepayments that may result from the issuer's right to call a security before its contractual maturity date are not considered; (3) interest checking, savings and money market deposits are regarded as readily accessible withdrawable accounts; and certificates of deposit are scheduled through their maturity dates.

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

As a member of the FHLB and the FRB, the Bank can also borrow from these institutions on a secured basis up to an aggregate of approximately $230,000,000 based on available collateral at March 31, 2005. The Bank also has federal funds line of credit agreements with correspondent banks whereby it can borrow on an overnight, unsecured basis of up to $16,000,000 at March 31, 2005.

OFF-BALANCE SHEET AND OTHER FINANCING ARRANGEMENTS

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For a further discussion of these financial instruments, see note 10 to the condensed consolidated financial statements in this report.

   COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2005 AND
   -----------------------------------------------------------------------------
                                      2004
                                      ----
OVERVIEW
--------

Consolidated net earnings for the first quarter of 2005 increased by 19% to $3,248,000 or $0.48 per diluted share, from $2,735,000 or $0.41 per diluted share reported in the first quarter of 2004. The 2005 first quarter results represent the highest quarterly earnings ever reported by the Company. The improvement in quarterly earnings was due to the continued growth in the Company's lending activities.

The increase in consolidated earnings of $513,000 was due a $1,907,000 increase in net interest and dividend income and a $44,000 decrease in the provision for loan losses, partially offset by a $578,000 decrease in noninterest income, a $456,000 increase in noninterest expenses and a $404,000 increase in income tax expense.

The Company's efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, continues to be favorable at 26% for the first quarter of 2005. The Company's return on average assets and equity was 0.94% and 14.25%, respectively, in the 2005 quarter, compared to 1.15% and 14.32% in the 2004 quarter.

Selected information regarding results of operations for the first quarter of 2005 follows:

                                             Intervest   Intervest    Intervest                  Inter-
                                             National     Mortgage    Securities    Holding     Company
($in thousands)                                Bank        Corp.        Corp.       Company   Amounts (2)   Combined
---------------------------------------------------------------------------------------------------------------------
Interest and dividend income                $   18,048   $    2,392  $         2   $    229   $      (103)  $  20,568
Interest expense                                 9,236        1,897            -      1,253          (103)     12,283
                                            -------------------------------------------------------------------------
Net interest and dividend income                 8,812          495            2     (1,024)            -       8,285
Provision for loan losses                        1,033            -            -          -             -       1,033
Noninterest income                                 769        1,402            -        113        (1,406)        878
Noninterest expenses                             2,920          732            6        122        (1,406)      2,374
                                            -------------------------------------------------------------------------
Earnings before taxes                            5,628        1,165           (4)    (1,033)            -       5,756
Provision for income taxes                       2,447          540           (2)      (477)            -       2,508
---------------------------------------------------------------------------------------------------------------------
Net earnings                                $    3,181   $      625  $        (2)  $   (556)  $         -   $   3,248
---------------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)                      (1,089)           -            -      1,089             -           -
---------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $    2,092   $      625  $        (2)  $    533   $         -   $   3,248
---------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends
  for the same period of 2004               $    1,907   $      513  $        10   $    305   $         -   $   2,735
---------------------------------------------------------------------------------------------------------------------

(1) Dividends to the Holding Company from the Bank provide funds for the debt service on the subordinated debentures-capital securities, which is included in the Holding Company's interest expense.

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

Net interest and dividend income increased to $8,285,000 in the first quarter of 2005, from $6,378,000 in the first quarter of 2004. The improvement was attributable to a $430,517,000 increase in average interest-earning assets resulting from continued growth in loans of $346,077,000 and a higher level of security and short-term investments aggregating $84,440,000. The growth in average assets was funded by $379,177,000 of additional interest-bearing deposits, $28,316,000 of additional borrowed funds and a $14,736,000 increase in stockholders' equity (resulting from earnings and issuance of shares upon the exercise of common stock warrants and conversion of convertible debentures).

The Company's net interest margin decreased to 2.47% in the first quarter of 2005, from 2.75% in the first quarter of 2004. The lower margin was due to a decrease in the Company's yield on interest-earning assets and a slight increase in its cost of funds.

The yield on interest-earning assets decreased 18 basis points to 6.12% in the 2005 quarter due to lower rates on new mortgage loans originated and the effect of loan prepayments during 2004, partially offset by higher yields earned on security and other short-term investments. The cost of funds increased by 7 basis points to 3.98% in the 2005 quarter due to higher rates paid on deposit accounts, largely offset by a decrease in the cost of borrowed funds resulting primarily from the addition of debentures with lower rates than existing ones.

Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $104,000 for the quarter ended March 31, 2005, compared to $28,000 for the same period of 2004. The average balance of nonaccrual loans for the quarter ended March 31, 2005 and 2004 was $4,607,000 and $5,290,000, respectively.

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

                                                   ------------------------------------------------------------------
                                                                             Quarter Ended
                                                   ------------------------------------------------------------------
                                                              March 31, 2005                   March 31, 2004
                                                   ---------------------------------  -------------------------------
                                                     Average     Interest    Yield/    Average    Interest    Yield/
($in thousands)                                      Balance    Inc./Exp.   Rate (2)   Balance   Inc./Exp.   Rate (2)
---------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans (1)                                        $1,071,862   $   18,811     7.12%  $725,785   $   13,792     7.64%
  Securities                                          258,037        1,563     2.46    165,475          705     1.71
  Other interest-earning assets                        32,433          194     2.43     40,555           96     0.95
---------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       1,362,332   $   20,568     6.12%   931,815   $   14,593     6.30%
---------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             15,153                           16,436
---------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,377,485                         $948,251
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest checking deposits                       $   13,441   $       52     1.57%  $ 10,366   $       40     1.55%
  Savings deposits                                     25,268          113     1.81     30,993          137     1.78
  Money market deposits                               194,375        1,059     2.21    167,766          742     1.78
  Certificates of deposit                             844,031        7,815     3.76    488,813        4,393     3.61
---------------------------------------------------------------------------------------------------------------------
Total deposit accounts                              1,077,115        9,039     3.40    697,938        5,312     3.06
---------------------------------------------------------------------------------------------------------------------
  Fed funds purchased and FHLB Advances                13,911           90     2.62          -            -        -
  Debentures and related interest payable              99,197        2,060     8.42    113,159        2,233     7.94
  Debentures - capital securities                      61,856        1,090     7.15     33,477          666     8.00
  Mortgage note payable                                   241            4     7.00        253            4     7.04
---------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                  175,205        3,244     7.51    146,889        2,903     7.95
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  1,252,320   $   12,283     3.98%   844,827   $    8,215     3.91%
---------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            6,186                            6,179
Noninterest-bearing liabilities                        27,820                           20,822
Stockholders' equity                                   91,159                           76,423
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,377,485                         $948,251
---------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $    8,285     2.14%             $    6,378     2.39%
---------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $  110,012                  2.47%  $ 86,988                  2.75%
---------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities                  1.09                             1.10
---------------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (2)                           0.94%                            1.15%
  Return on average equity  (2)                         14.25%                           14.32%
  Noninterest expense to average assets (2)              0.69%                            0.81%
  Efficiency ratio (3)                                     26%                              24%
  Average stockholders' equity to average assets         6.62%                            8.06%
---------------------------------------------------------------------------------------------------------------------

(1)  Includes  nonaccrual  loans.
(2)  Annualized.
(3) Defined as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend income plus noninterest income.

PROVISION  FOR  LOAN  LOSSES
----------------------------

The provision for loan losses decreased by $44,000 to $1,033,000 in the first quarter of 2005, from $1,077,000 in the first quarter of 2004. The lower provision was a function of a decrease in the amount of loan growth, which amounted to $79,896,000 in the 2005 quarter versus $92,889,000 in the 2004 quarter.

NONINTEREST  INCOME
-------------------

Noninterest income decreased by $578,000 to $878,000 in the first quarter of 2005, from $1,456,000 in the first quarter of 2004. The lower income was primarily due to a $502,000 decrease in income from the prepayment of mortgage loans. Income from the prepayment of mortgage loans consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases. The Company's income from loan prepayments, which fluctuates and cannot be predicted, tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates.

NONINTEREST  EXPENSES
---------------------

Noninterest expenses increased by $456,000 to $2,374,000 in the first quarter of 2005, from $1,918,000 in the first quarter of 2004. The increase was primarily due to increases in the following: salary and employee benefits expense of $324,000; professional fees expense of $36,000; advertising expense of $34,000; and director and committee fees expense of $34,000.

Salaries and employee benefits expense increased primarily due to $210,000 from salary increases, a higher cost of employee benefits and additional staff, and a $136,000 increase in bonus payments to certain executives of the Company. These items were partially offset by a $28,000 decrease in commission expense. The Company had 67 fulltime employees at March 31, 2005 versus 62 at March 31, 2004.

Professional fees expense increased $18,000 due to the growth in assets as well as additional accruals of $18,000 for consulting expense associated with the ongoing compliance efforts associated with the Sarbanes-Oxley Act of 2002.

Advertising expense increased due to additional advertising to support loan growth.

Director and committee fees increased due to higher fees paid to directors for each board and committee meeting attended. The fees were increased in October 2004.

PROVISION  FOR  INCOME  TAXES
-----------------------------

The provision for income taxes increased by $404,000 to $2,508,000 in the first quarter of 2005, from $2,104,000 in the first quarter of 2004, due to an increase in pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.6% in the 2005 period, compared to 43.5% in the 2004 period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, foreign exchange, hedging activities, interest rate derivatives or interest rate swaps. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities, and the issuance of its debentures. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2004, which reflect changes in market prices and rates, can be found in note 20 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 2004.

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within its established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. For a further discussion, see the section "Asset and Liability Management" under Item 2 of this report.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of its Principal Executive and Financial Officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to March 31, 2005.

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

4.0 Form of Indenture between the Company's subsidiary, Intervest Mortgage Corporation, and The Bank of New York dated as of April 1, 2005, incorporated by reference to Intervest Mortgage Corporation's quarterly report on Form 10-Q filed for the quarter ended March 31, 2005, wherein such document is identified as Exhibit 4.0.

31.0 Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.1 Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.0 Certification of the principal executive and financial officers pursuant to
     Section  906  of  The  Sarbanes-Oxley  Act  of  2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION



Date: May 2, 2005                     By: /s/ Jerome Dansker
                                      ---------------------------------
                                      Jerome Dansker, Chairman and
                                      Executive Vice President
                                      (Principal  Executive  Officer)




Date: May 2, 2005                     By: /s/ Lowell S. Dansker
                                      ---------------------------------
                                      Lowell S. Dansker, Vice Chairman,
                                      President and Treasurer
                                      (Principal Financial Officer)