Form 10-Q
period 2005-06-30
INTERVEST BANCSHARES CORP
filed 2005-08-15
CIK 927807

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
                                                 -------------

                                       or

           ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For The Transition Period From ______ to ______

                        Commission file number 000-23377
                                               ---------

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                13-3699013
--------------------------------------    --------------------------------------
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)                or organization)

                        ONE ROCKEFELLER PLAZA, SUITE 400
                          NEW YORK, NEW YORK 10020-2002
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 218-2800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES  XX    NO
     --       --.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
YES         NO  XX
     ---        --.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Title of Each Class:                             Shares Outstanding:
     --------------------                             -------------------

     Class A Common Stock, $1.00 par value per share  5,894,501 Outstanding as of July 29, 2005
     -----------------------------------------------  -----------------------------------------

     Class B Common Stock, $1.00 par value per share  385,000 Outstanding as of July 29, 2005
     -----------------------------------------------  -----------------------------------------

================================================================================

                             INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                                 FORM 10-Q
                                               JUNE 30, 2005
                                             TABLE OF CONTENTS


     PART I. FINANCIAL INFORMATION                                                          Page
                                                                                            ----
       ITEM 1.    FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets
           as of June 30, 2005 (Unaudited) and December 31, 2004 . . . . . . . . . . . . .    2

         Condensed Consolidated Statements of Earnings (Unaudited)
           for the Quarters and Six-Months Ended June 30, 2005 and 2004. . . . . . . . . .    3

         Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
           for the Six-Months Ended June 30, 2005 and 2004 . . . . . . . . . . . . . . . .    4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the Six-Months Ended June 30, 2005 and 2004 . . . . . . . . . . . . . . . .    5

         Notes to Condensed Consolidated Financial Statements (Unaudited). . . . . . . . .    6

         Review by Independent Registered Public Accounting Firm . . . . . . . . . . . . .   17

         Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . .   18

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . .   20

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . . .   37

       ITEM 4.    CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . .   37

     PART II. OTHER INFORMATION

       ITEM 1.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . .   37

       ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. . . . . . .   37

       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . . .   37

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . .   37

       ITEM 5.    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . .   38

       ITEM 6.    EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38

       SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
Intervest Bancshares Corporation and subsidiaries (the "Company") is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The factors below are among those that could cause actual results to differ materially from the forward-looking statements.

RISK FACTORS
The Company's business is affected by a number of factors, including but not limited to the impact of: interest rates; loan demand; loan concentrations; loan prepayments; dependence on brokers and other sources for new loan referrals, ability to raise funds for investment; competition; general or local economic conditions; credit risk and the related adequacy of the allowance for loan losses; terrorist acts; natural disasters; armed conflicts; environmental liabilities, regulatory supervision and regulation and costs thereof; dependence on a limited number of key personnel; and voting control held by a limited number of stockholders who are also management.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                      INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                  JUNE 30,     DECEMBER 31,
($ in thousands, except par value)                                                                  2005           2004
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                           (Unaudited)       (Audited)
Cash and due from banks                                                                         $      7,066  $       12,026
Federal funds sold                                                                                    56,101           9,948
Commercial paper and other short-term investments                                                     12,030           2,625
                                                                                                ----------------------------
  Total cash and cash equivalents                                                                     75,197          24,599
Securities held to maturity, net (estimated fair value of $229,673 and $247,211, respectively)       231,630         248,888
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                                         5,983           5,092
Loans receivable (net of allowance for loan losses of $12,591 and $11,106, respectively)           1,161,516       1,004,290
Accrued interest receivable                                                                            7,234           6,699
Loan fees receivable                                                                                   9,401           8,208
Premises and equipment, net                                                                            6,568           6,636
Deferred income tax asset                                                                              5,800           5,095
Deferred debenture offering costs, net                                                                 5,304           4,929
Other assets                                                                                           2,971           2,315
============================================================================================================================
TOTAL ASSETS                                                                                    $  1,511,604  $    1,316,751
============================================================================================================================
LIABILITIES
Deposits:
  Noninterest-bearing demand deposit accounts                                                   $      5,747  $        6,142
  Interest-bearing deposit accounts:
    Checking (NOW) accounts                                                                            9,167          15,051
    Savings accounts                                                                                  22,214          27,359
    Money market accounts                                                                            195,033         200,549
    Certificate of deposit accounts                                                                  985,345         744,771
                                                                                                ----------------------------
Total deposit accounts                                                                             1,217,506         993,872
Borrowed Funds:
    Federal Home Loan Bank advances                                                                        -          36,000
    Subordinated debentures                                                                           94,010          94,430
    Subordinated debentures - capital securities                                                      61,856          61,856
    Accrued interest payable on all borrowed funds                                                     6,919          10,154
    Mortgage note payable                                                                                236             242
                                                                                                ----------------------------
Total borrowed funds                                                                                 163,021         202,682
Accrued interest payable on deposits                                                                   2,388           1,718
Mortgage escrow funds payable                                                                         17,826          14,533
Official checks outstanding                                                                            9,693          12,061
Other liabilities                                                                                      3,195           1,791
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                  1,413,629       1,226,657
----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                   -               -
Class A common stock ($1.00 par value, 9,500,000 shares authorized,                                    5,894           5,886
  5,894,501 and 5,886,433 shares issued and outstanding, respectively)
Class B common stock ($1.00 par value, 700,000 shares authorized,                                        385             385
  385,000 shares issued and outstanding)
Additional paid-in-capital, common                                                                    39,063          38,961
Retained earnings                                                                                     52,633          44,862
----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                            97,975          90,094
============================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $  1,511,604  $    1,316,751
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

                            INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                               (Unaudited)

                                                                       QUARTER ENDED    SIX-MONTHS ENDED
                                                                         JUNE 30,            JUNE 30,
                                                                  ---------------------------------------
($ in thousands, except per share data)                               2005      2004      2005     2004
---------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                  $ 20,800  $ 14,457  $ 39,611  $ 28,249
Securities                                                           1,723       859     3,286     1,564
Other interest-earning assets                                          173        75       367       171
---------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND DIVIDEND INCOME                                  22,696    15,391    43,264    29,984
---------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                            10,375     5,906    19,414    11,218
Subordinated debentures                                              2,003     2,098     4,063     4,331
Subordinated debentures - capital securities                         1,089       856     2,179     1,522
Other borrowed funds                                                    33         6       127        10
---------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                              13,500     8,866    25,783    17,081
---------------------------------------------------------------------------------------------------------

NET INTEREST AND DIVIDEND INCOME                                     9,196     6,525    17,481    12,903
Provision for loan losses                                              452     1,284     1,485     2,361
---------------------------------------------------------------------------------------------------------
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES     8,744     5,241    15,996    10,542
---------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                                                   79        75       155       134
Income from mortgage lending activities                                301       414       450       604
Income from the early repayment of mortgage loans                    1,568       734     2,222     1,890
Commissions and fees                                                    59         -        59        56
Gain (loss) from early call of investment securities                     2         2         1        (3)
---------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                             2,009     1,225     2,887     2,681
---------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                                       1,382       941     2,667     1,902
Occupancy and equipment, net                                           357       481       714       825
Data processing                                                        146       127       282       256
Professional fees and services                                         267        95       406       198
Stationery, printing and supplies                                       55        46       109        90
Postage and delivery                                                    32        29        65        54
FDIC and general insurance                                              77        63       156       127
Director and committee fees                                            131        84       253       172
Advertising and promotion                                               50        22        97        35
All other                                                              252       157       374       304
---------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES                                           2,749     2,045     5,123     3,963
---------------------------------------------------------------------------------------------------------
Earnings before income taxes                                         8,004     4,421    13,760     9,260
Provision for income taxes                                           3,481     1,916     5,989     4,020
=========================================================================================================
NET EARNINGS                                                      $  4,523  $  2,505  $  7,771  $  5,240
=========================================================================================================

BASIC EARNINGS PER SHARE                                          $   0.72  $   0.42  $   1.24  $   0.87
DILUTED EARNINGS PER SHARE                                        $   0.67  $   0.37  $   1.15  $   0.78
CASH DIVIDENDS PER SHARE                                          $      -  $      -  $      -  $      -
---------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    (Unaudited)

                                                                                     SIX-MONTHS ENDED
                                                                                        JUNE 30,
                                                                   ------------------------------------------------
                                                                              2005                     2004
                                                                   ------------------------------------------------
($ thousands)                                                          SHARES       AMOUNT      SHARES      AMOUNT
-------------------------------------------------------------------------------------------------------------------

CLASS A COMMON STOCK
Balance at beginning of period                                      5,886,433  $     5,886   5,603,377  $     5,603
Issuance of shares upon the exercise of warrants                            -            -      42,510           43
Issuance of shares upon the conversion of debentures                    8,068            8      17,188           17
-------------------------------------------------------------------------------------------------------------------
Balance at end of period                                            5,894,501        5,894   5,663,075        5,663
-------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
-------------------------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                385,000          385     385,000          385
-------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                      38,961                   35,988
Compensation related to vesting of certain Class B stock warrants                        -                       10
Issuance of shares upon the exercise of warrants                                         -                      383
Issuance of shares upon the conversion of debentures                                   102                      181
-------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                            39,063                   36,562
-------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                                      44,862                   33,409
Net earnings for the period                                                          7,771                    5,240
-------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                            52,633                   38,649
-------------------------------------------------------------------------------------------------------------------

===================================================================================================================
TOTAL STOCKHOLDERS' EQUITY AT END OF PERIOD                         6,279,501  $    97,975   6,048,075  $    81,259
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

                          INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)


                                                                                  SIX-MONTHS ENDED
                                                                                      JUNE 30,
                                                                               ----------------------
($ in thousands)                                                                   2005       2004
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                   $   7,771   $   5,240
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
Depreciation and amortization                                                        257         307
Provision for loan losses                                                          1,485       2,361
Deferred income tax benefit                                                         (705)     (1,123)
Amortization of deferred debenture offering costs                                    586         617
Compensation expense related to common stock warrants                                  -          10
Amortization of premiums (accretion) of discounts and deferred loan fees, net     (3,227)     (1,243)
Net decrease in accrued interest payable on debentures                            (3,172)     (2,382)
Net (decrease) increase in official checks outstanding                            (2,368)      4,104
Net increase in loan fees receivable                                              (1,193)     (1,324)
Net change in all other assets and liabilities                                     5,297       4,353
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          4,731      10,920
-----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Maturities and calls of securities held to maturity                               42,195      44,665
Purchases of securities held to maturity                                         (25,523)    (89,128)
Net increase in loans receivable                                                (159,333)   (208,814)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock                  (891)     (1,567)
Purchases of premises and equipment, net                                            (189)     (1,639)
Investment in unconsolidated subsidiaries                                              -        (464)
-----------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                           (143,741)   (256,947)
-----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in deposits                                                         223,634     177,339
Net increase in mortgage escrow funds payable                                      3,293       4,814
Net increase in federal funds purchased                                                -       3,384
Net decrease in FHLB advances                                                    (36,000)          -
Principal repayments of debentures and mortgage note payable                     (14,356)    (11,006)
Gross proceeds from issuance of debentures                                        14,000      25,464
Debenture issuance costs                                                            (963)     (1,178)
Proceeds from issuance of common stock                                                 -       2,961
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        189,608     201,778
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              50,598     (44,249)
Cash and cash equivalents at beginning of period                                  24,599      64,128
=====================================================================================================
Cash and cash equivalents at end of period                                     $  75,197   $  19,879
=====================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                                     $  27,699   $  18,689
  Income taxes                                                                     6,095       6,227
Noncash activities:
  Conversion of debentures and accrued interest into Class A common stock            110         203
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

The financial statements include the accounts of Intervest Bancshares Corporation (a financial holding company referred to by itself as the "Holding Company") and its three subsidiaries, Intervest National Bank (referred to as the "Bank"), Intervest Mortgage Corporation and Intervest Securities Corporation. All the entities are referred to collectively as the "Company" on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. Intervest Statutory Trust I, II, III and IV are wholly owned subsidiaries of the Holding Company that are unconsolidated entities as required by Financial Accounting Standards Board (FASB) Interpretation No. 46-R, "Consolidation of Variable Interest Entities."

Certain reclassifications have been made to prior period amounts to conform to the current period's presentation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In the opinion of management, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period.

NOTE  2  -  DESCRIPTION OF BUSINESS

The offices of the Holding Company, Intervest Mortgage Corporation, Intervest Securities Corporation and the Bank's headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002, and the main telephone number is 212-218-2800.

The Holding Company's primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending. From time to time, the Holding Company also issues debt and equity securities to raise funds for working capital purposes. The Company's primary business segment is banking and real estate lending.

The Bank is a nationally chartered, full-service commercial bank that has its headquarters and full-service banking office in Rockefeller Plaza in New York City, and a total of five full-service banking offices in Pinellas County, Florida - four in Clearwater and one in South Pasadena. The Bank conducts a personalized commercial and consumer banking business and attracts deposits from the areas served by its banking offices. The Bank also provides internet banking services through its web site: www.intervestnatbank.com, which can attract deposit customers from outside its primary market areas. The deposits, together with funds derived from other sources are used to originate primarily commercial and multifamily real estate loans and to purchase investment securities. The information on the aforementioned web site is not and should not be considered part of this report and is not incorporated by reference.

Intervest Mortgage Corporation's business focuses on the origination of multifamily and commercial real estate mortgage loans, consisting of first mortgage and junior mortgage loans. It also provides loan origination services to the Bank. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. Intervest Mortgage Corporation has two wholly owned subsidiaries, Intervest Distribution Corporation, which is currently inactive, and Intervest Realty Servicing
Corporation,  which  is  engaged  in  certain  mortgage  servicing  activities.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  2  -  DESCRIPTION OF BUSINESS - CONTINUED

Intervest Securities Corporation is a broker/dealer and a member of the National Association of Securities Dealers (NASD) whose business activities to date have not been material. Its only revenues have been derived from participating as a selected dealer from time to time in offerings of debt securities of the Company, primarily those of Intervest Mortgage Corporation.

Intervest Statutory Trust I, II, III and IV issued in December 2001, September 2003, March 2004 and September 2004, respectively, $15.0 million of trust preferred securities for a total of $60.0 million. Each trust was formed for the sole purpose of issuing and administering the trust preferred securities. The trusts do not conduct any trade or business. For a further discussion, see note 8.

NOTE  3  -  SECURITIES

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

                                         Gross        Gross   Estimated               Wtd-Avg
                                         -----        -----   ---------               -------
                        Amortized   Unrealized   Unrealized        Fair    Wtd-Avg  Remaining
                        ---------   ----------   ----------        ----    -------  ---------
($ in thousands)             Cost        Gains       Losses       Value      Yield   Maturity
---------------------------------------------------------------------------------------------
At June 30, 2005       $  231,630  $        87  $     2,044  $  229,673     2.66%  1.2  Years
At December 31, 2004   $  248,888  $        12  $     1,689  $  247,211     2.33%  1.4  Years
--------------------------------------------------------------------------------------------

All the securities at June 30, 2005 and December 31, 2004 were debt obligations of U.S. government corporations or sponsored agencies (FHLB, FNMA, FHLMC, SLMA or FFCB). The securities have fixed rates or have predetermined scheduled rate increases, and some have call features that allow the issuer to call the security at par before its stated maturity without penalty.

At June 30, 2005, the portfolio consisted of 155 securities of which 152 had an unrealized loss. Substantially all of the unrealized losses were for a continuous period of more than 12 months. Management believes that the cause of these unrealized losses is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, their fair value will increase.

The Company views the unrealized losses noted above to be temporary based on the impact of interest rates, the very short maturities of the investments and their high credit quality. In addition, the Company has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity is as follows:

          ($ in thousands)                         Amortized Cost   Estimated Fair Value   Average Yield
          ----------------------------------------------------------------------------------------------
          At June 30, 2005:
          Due in one year or less                 $       110,793  $             110,060           2.35%
          Due after one year through five years           120,837                119,613           2.94%
          ----------------------------------------------------------------------------------------------
                                                  $       231,630  $             229,673           2.66%
          ----------------------------------------------------------------------------------------------

         ($ in thousands)                          Amortized Cost   Estimated Fair Value   Average Yield
          ----------------------------------------------------------------------------------------------
          At December 31, 2004:
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
          ----------------------------------------------------------------------------------------------

The Company did not have any securities classified as available for sale or any sales of securities during the reporting periods.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  4  -  LOANS RECEIVABLE
Loans receivable are summarized as follows:

                                                     At June 30, 2005       At December 31, 2004
                                                  -----------------------  -----------------------
          ($ in thousands)                        # of Loans     Amount    # of Loans    Amount
          ----------------------------------------------------------------------------------------
          Commercial real estate loans                   257  $  645,134          244  $  601,512
          Residential multifamily loans                  243     450,467          249     403,613
          Land development and other land loans           29      88,051           11      19,198
          Residential 1-4 family loans                     4         980            4         984
          Commercial business loans                       21       1,051           23       1,215
          Consumer loans                                  15         393           12         221
          ----------------------------------------------------------------------------------------
          Loans receivable                               569   1,186,076          543   1,026,743
          ----------------------------------------------------------------------------------------
          Deferred loan fees                                     (11,969)                 (11,347)
          Loans receivable, net of deferred fees               1,174,107                1,015,396
          Allowance for loan losses                              (12,591)                 (11,106)
          ----------------------------------------------------------------------------------------
          Loans receivable, net                               $1,161,516               $1,004,290
          ----------------------------------------------------------------------------------------

At June 30, 2005, $0.7 million of loans were on nonaccrual status, compared to $4.6 million at December 31, 2004. Such loans were considered impaired under the criteria of Statement of Financial Accounting Standards (SFAS) No. 114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded the Company's recorded investment. In April 2005, the property collateralizing a nonaccrual loan with a principal balance of $3.9 million was sold at foreclosure to a third party. The loan was repaid in full and the Bank recovered all amounts due thereunder. At June 30, 2005 and December 31, 2004, there were no other impaired loans. At June 30, 2005, there were $2.7 million of loans ninety days past due and still accruing interest since they were deemed by management to be well secured and in the process of collection. There were no such loans at December 31, 2004.

Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $36,000 for the six-months ended June 30, 2005, compared to none for the six-months ended June 30, 2004. There was no unrecorded interest for the quarterly periods in this report. The average balance of nonaccrual loans for the quarter and six-months ended June 30, 2005 and 2004 was $0.8 million and $2.7 million for the 2005 periods, and $0.3 million and $2.8 million for the 2004 periods, respectively.

NOTE  5  -  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                             Quarter Ended June 30,     Six-Months Ended June 30,
                                           --------------------------  --------------------------
          ($ in thousands)                    2005           2004          2005          2004
          ---------------------------------------------------------------------------------------
          Balance at beginning of period   $     12,139  $      7,657  $     11,106  $      6,580
          Provision charged to operations           452         1,284         1,485         2,361
          ---------------------------------------------------------------------------------------
          Balance at end of period         $     12,591  $      8,941  $     12,591  $      8,941
          ---------------------------------------------------------------------------------------

NOTE  6  -  DEPOSITS

Scheduled maturities of certificates of deposit accounts are as follows:

                                             At June 30, 2005        At December 31, 2004
                                         ------------------------  ------------------------
                                                        Wtd-Avg                   Wtd-Avg
               ($ in thousands)             Amount    Stated Rate     Amount    Stated Rate
               ----------------------------------------------------------------------------
               Within one year           $   313,025        3.20%  $   269,553        2.84%
               Over one to two years         178,982        4.09       119,780        3.43
               Over two to three years       150,059        4.18       134,409        4.48
               Over three to four years      126,927        4.17        75,317        4.06
               Over four years               216,352        4.64       145,712        4.48
               ----------------------------------------------------------------------------
                                         $   985,345        3.95%  $   744,771        3.68%
               ----------------------------------------------------------------------------

Certificate of deposit accounts of $100,000 or more totaled $312.8 million and $215.9 million at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, certificate of deposit accounts of $100,000 or more by remaining maturity were as follows: due within one year $93.7 million; over one to two years $60.8 million; over two to three years $45.5 million; over three to four years $37.9 million; and over four years $74.9 million.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  7  -  SUBORDINATED DEBENTURES AND MORTGAGE NOTE PAYABLE

Subordinated debentures by series and mortgage note payable are summarized as follows:

                                                                                   At June 30,   At December 31,
          ($in thousands)                                                             2005            2004
          ------------------------------------------------------------------------------------------------------
          INTERVEST MORTGAGE CORPORATION:
          Series 05/10/96 - interest at 2% above prime (1) - due April 1, 2005      $        -     $      10,000
          Series 10/15/96 - interest at 2% above prime (1) - due October 1, 2005         5,500             5,500
          Series 04/30/97 - interest at 1% above prime (1) - due October 1, 2005         8,000             8,000
          Series 11/10/98 - interest at 9% fixed           - due January 1, 2005             -             2,600
          Series 06/28/99 - interest at 9% fixed           - due July 1, 2006            2,000             2,000
          Series 09/18/00 - interest at 8 1/2% fixed       - due January 1, 2006         1,250             1,250
          Series 09/18/00 - interest at 9% fixed           - due January 1, 2008         1,250             1,250
          Series 08/01/01 - interest at 7 1/2% fixed       - due April 1, 2005               -             1,750
          Series 08/01/01 - interest at 8% fixed           - due April 1, 2007           2,750             2,750
          Series 08/01/01 - interest at 8 1/2% fixed       - due April 1, 2009           2,750             2,750
          Series 01/17/02 - interest at 7 1/4% fixed       - due October 1, 2005         1,250             1,250
          Series 01/17/02 - interest at 7 1/2% fixed       - due October 1, 2007         2,250             2,250
          Series 01/17/02 - interest at 7 3/4% fixed       - due October 1, 2009         2,250             2,250
          Series 08/05/02 - interest at 7 1/4% fixed       - due January 1, 2006         1,750             1,750
          Series 08/05/02 - interest at 7 1/2% fixed       - due January 1, 2008         3,000             3,000
          Series 08/05/02 - interest at 7 3/4% fixed       - due January 1, 2010         3,000             3,000
          Series 01/21/03 - interest at 6 3/4% fixed       - due July 1, 2006            1,500             1,500
          Series 01/21/03 - interest at 7 % fixed          - due July 1, 2008            3,000             3,000
          Series 01/21/03 - interest at 7 1/4% fixed       - due July 1, 2010            3,000             3,000
          Series 07/25/03 - interest at 6 1/2% fixed       - due October 1, 2006         2,500             2,500
          Series 07/25/03 - interest at 6 3/4% fixed       - due October 1, 2008         3,000             3,000
          Series 07/25/03 - interest at 7 % fixed          - due October 1, 2010         3,000             3,000
          Series 11/28/03 - interest at 6 1/4% fixed       - due April 1, 2007           2,000             2,000
          Series 11/28/03 - interest at 6 1/2% fixed       - due April 1, 2009           3,500             3,500
          Series 11/28/03 - interest at 6 3/4% fixed       - due April 1, 2011           4,500             4,500
          Series 06/07/04 - interest at 6 1/4% fixed       - due January 1, 2008         2,500             2,500
          Series 06/07/04 - interest at 6 1/2% fixed       - due January 1, 2010         4,000             4,000
          Series 06/07/04 - interest at 6 3/4% fixed       - due January 1, 2012         5,000             5,000
          Series 03/21/05 - interest at 6 1/4% fixed       - due April 1, 2009           3,000                 -
          Series 03/21/05 - interest at 6 1/2% fixed       - due April 1, 2011           4,500                 -
          Series 03/21/05 - interest at 7% fixed           - due April 1, 2013           6.500                 -
                                                                                    ----------------------------
                                                                                        88,500            88,850
          INTERVEST BANCSHARES CORPORATION:
          Series 05/14/98 - interest at 8% fixed           - due July 1, 2008            3,010             3,080
          Series 12/15/00 - interest at 8 1/2 % fixed      - due April 1, 2006           1,250             1,250
          Series 12/15/00 - interest at 9% fixed           - due April 1, 2008           1,250             1,250
                                                                                    ----------------------------
                                                                                         5,510             5,580
          INTERVEST NATIONAL BANK:
          Mortgage note payable (2) - interest at 7% fixed - due February 1, 2017          236               242
          ------------------------------------------------------------------------------------------------------
                                                                                    $   94,246     $      94,672
          ------------------------------------------------------------------------------------------------------

(1) Prime represents prime rate of JPMorganChase Bank, which was 6.25% at June 30, 2005 and 5.25% at December 31, 2004. The floating-rate debentures have a maximum interest rate of 12%. (2) The note cannot be prepaid except during the last year of its term.

On January 1, 2005, Intervest Mortgage Corporation's Series 11/10/98 debentures matured and were repaid for a total of $4.5 million ($2.6 million of principal and $1.9 million of accrued interest). On April 1, 2005, Intervest Mortgage Corporation's Series 5/10/96 and 8/01/01 debentures matured and were repaid for a total of $14.1 million ($11.8 million of principal and $2.3 million of accrued interest). In April 2005, Intervest Mortgage Corporation issued $14.0 million of its Series 3/21/05 debentures for net proceeds, after offering costs, of $13.0 million. On August 1, 2005, Intervest Mortgage Corporation repaid early its Series 10/15/96 and Series 1/17/02 debentures scheduled to mature on October 1, 2005 for a total of $6.8 million in principal and accrued interest.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  7  -  SUBORDINATED DEBENTURES AND MORTGAGE NOTE PAYABLE, CONTINUED

Interest is paid quarterly on Intervest Mortgage Corporation's debentures except for the following: all of Series 6/28/99 and 9/18/00; $0.6 million of Series 8/01/01; $0.3 million of Series 1/17/02; $1.5 million of Series 8/05/02; $1.8 million of Series 11/28/03; $1.9 million of Series 6/7/04; and $1.9 million of Series 3/21/05, all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

The holders of Intervest Mortgage Corporation's Series 6/28/99, 9/18/00 and 1/17/02 through 3/21/05 debentures can require Intervest Mortgage Corporation, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning October 1, 2005 for Series 1/17/02, January 1, 2006 for Series 8/05/02, July 1, 2006 for Series 1/21/03, October 1, 2006 for Series 7/25/03, January 1, 2007 for Series 11/28/03, January 1, 2008 for Series 6/7/04 and April 1, 2009 for Series 3/21/05). However, in no calendar year can the required purchases be more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

Intervest Mortgage Corporation's debentures may be redeemed at its option at any time, in whole or in part, for face value, except for Series 3/21/05, which would be at a premium of 1% if they were redeemed prior to October 1, 2006. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

The Holding Company's Series 5/14/98 subordinated debentures are convertible along with accrued interest at the option of the holders at any time prior to April 1, 2008 into shares of its Class A common stock at the following conversion prices per share: $14.00 in 2005; $16.00 in 2006; $18.00 in 2007 and $20.00 from January 1, 2008 through April 1, 2008. The Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. For the six-months ended June 30, 2005, $112,000 of debentures ($70,000 of principal and $42,000 of accrued interest) were converted into shares of Class A common stock at $14.00 per share.

At June 30, 2005, interest accrued and compounded quarterly on $2.4 million of the Holding Company's convertible debentures at the rate of 8% per annum, while $0.6 million of the convertible debentures pay interest quarterly at the rate of 8% per annum. All accrued interest of $1.8 million is due and payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year, elect to be paid all accrued interest and to thereafter receive regular payments of interest quarterly. The Holding Company may redeem any of its debentures, in whole or in part, at any time for face value.

Scheduled contractual maturities as of June 30, 2005 were as follows:

               ($in thousands)                                      Principal   Accrued Interest
               ---------------------------------------------------------------------------------
               For the six-months ended December 31, 2005   $          14,757  $           1,353
               For the year ended December 31, 2006                    10,264              2,073
               For the year ended December 31, 2007                     7,015                159
               For the year ended December 31, 2008                    17,026              2,608
               For the year ended December 31, 2009                    11,517                225
               Thereafter                                              33,667                336
               ---------------------------------------------------------------------------------
                                                            $          94,246  $           6,754
               ---------------------------------------------------------------------------------

NOTE 8 -  SUBORDINATED DEBENTURES -  CAPITAL SECURITIES

Capital Securities (commonly referred to as trust preferred securities) are summarized as follows:

                                                                At June 30, 2005       At December  31, 2004
                                                            ------------------------  ------------------------
                                                                           Accrued                  Accrued
($ in thousands)                                             Principal     Interest    Principal    Interest
--------------------------------------------------------------------------------------------------------------
Capital Securities   I -  debentures due December 18, 2031  $    15,464  $        59  $    15,464  $        59
Capital Securities  II - debentures due September 17, 2033       15,464           41       15,464           41
Capital Securities III - debentures due March 17, 2034           15,464           36       15,464           36
Capital Securities  IV - debentures due September 20, 2034       15,464           29       15,464           29
--------------------------------------------------------------------------------------------------------------
                                                            $    61,856  $       165  $    61,856  $       165
--------------------------------------------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8 - SUBORDINATED DEBENTURES - CAPITAL SECURITIES, CONTINUED

The Capital Securities are obligations of the Holding Company's wholly owned statutory business trusts, Intervest Statutory Trust I, II, III and IV. Each Trust was formed with a capital contribution of $464,000 from the Holding Company and for the sole purpose of issuing and administering the Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire the Holding Company's Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of the Company's capital contributions totaling $1.8 million, qualify as regulatory capital.

The sole assets of the Trusts, the obligors on the Capital Securities, are the Junior Subordinated Debentures. In addition, for each Trust, the Holding Company has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities.
Issuance costs of $0.5 million, $0.4 million, $0.4 million and $0.2 million associated with Capital Securities I, II, III and IV, respectively, have been capitalized by the Holding Company and are being amortized over the life of the securities using the straight-line method.

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

Interest payments may be deferred at any time and from time to time during the term of the Junior Subordinated Debentures at the election of the Holding Company for up to 20 consecutive quarterly periods, or 5 years. There is no limitation on the number of extension periods the Holding Company may elect; provided, however, no deferral period may extend beyond the maturity date of the Junior Subordinated Debentures. During an interest deferral period, interest will continue to accrue on the Junior Subordinated Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, the Holding Company will be obligated to pay all interest then accrued and unpaid.

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

NOTE  9  -  SHORT-TERM BORROWINGS AND LINES OF CREDIT

From time to time, the Bank may borrow funds on an overnight or short-term basis to manage its liquidity needs. At June 30, 2005, the Bank had agreements with correspondent banks whereby it could borrow up to $16 million of federal funds on an unsecured basis.

In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), the Bank can also borrow from these institutions on a secured basis. At June 30, 2005, the Bank had available collateral consisting of investment securities to support total borrowings of $239 million from the FHLB and FRB. At June 30, 2005, there were no outstanding borrowings from any of the aforementioned sources.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  9  -  SHORT-TERM BORROWINGS AND LINES OF CREDIT, CONTINUED

The following is a summary of certain information regarding short-term borrowings in the aggregate:

                                                      Quarter Ended June 30,     Six-Months Ended June 30,
                                                    --------------------------  --------------------------
($ in thousands)                                        2005          2004          2005         2004
----------------------------------------------------------------------------------------------------------
Balance at period end                               $         -   $     3,384   $         -   $     3,384
Maximum amount outstanding at any month end         $     6,000   $     3,384   $    17,000   $     3,384
Average outstanding balance for the period          $     3,824   $       386   $     8,840   $       193
Weighted-average interest rate paid for the period         3.04%         1.56%         2.71%         1.56%
Weighted-average interest rate at period end                  -%         2.03%            -%         2.03%
----------------------------------------------------------------------------------------------------------

NOTE  10  -  COMMON STOCK WARRANTS

The Holding Company had 696,465 common stock warrants outstanding that entitle its holder, the Chairman of the Board of the Company, to purchase one share of Class A or Class B common stock as the case may be for each warrant. All warrants are currently exercisable.

Data concerning common stock warrants is as follows:

                                                      Exercise Price Per Warrant
                                                      --------------------------             Wtd-Avg
Class A Common Stock Warrants:                        $                     6.67      Exercise Price
----------------------------------------------------------------------------------------------------
Outstanding at December 31, 2004 and June 30, 2005                       501,465  $             6.67
Remaining contractual life in years at June 30, 2005                         1.6
----------------------------------------------------------------------------------------------------

                                                         Exercise Price Per Warrant
                                                      -----------------------------     Total          Wtd-Avg
Class B Common Stock Warrants:                        $          6.67  $      10.00  Warrants   Exercise Price
--------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2004 and June 30, 2005            145,000        50,000   195,000  $          7.52
Remaining contractual life in years at June 30, 2005              2.6           2.6       2.6
--------------------------------------------------------------------------------------------------------------

The Company elects to use the intrinsic value-based method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock warrants. Under this method, compensation expense related to stock warrants granted to employees is the excess, if any, of the market price of the stock as of the grant or modification date over the exercise price of the warrant. Compensation expense recorded in connection with common stock warrants amounted to $3,000 and $10,000 for the quarter and six-months ended June 30, 2004, respectively. There was no such compensation for the same periods of 2005.

NOTE  11  -  EARNINGS PER SHARE (EPS)

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED
--------------------------------------------------------------------------------

NOTE  11  -  EARNINGS PER SHARE (EPS), CONTINUED

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                              Quarter Ended          Six-Months Ended
                                                                                 June 30,               June 30,
                                                                         ----------------------------------------------
($ in thousands, except share and per share amounts)                        2005        2004         2005       2004
-----------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
  Net earnings applicable to common stockholders                         $    4,523  $    2,505  $    7,771  $    5,240
  Average number of common shares outstanding                             6,275,954   6,048,075   6,274,904   6,045,461
-----------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                                 $     0.72  $     0.42  $     1.24  $     0.87
-----------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Net earnings applicable to common stockholders                         $    4,523  $    2,505  $    7,771  $    5,240
  Adjustment to net earnings from assumed conversion of debentures (1)           55          82         110         164
                                                                         ----------------------------------------------
  Adjusted net earnings for diluted earnings per share computation       $    4,578  $    2,587  $    7,881  $    5,404
                                                                         ----------------------------------------------
Average number of common shares outstanding:
  Common shares outstanding                                               6,275,954   6,048,075   6,274,904   6,045,461
  Potential dilutive shares resulting from exercise of warrants (2)         249,763     254,567     252,509     253,956
  Potential dilutive shares resulting from conversion of debentures (3)     344,575     609,425     343,390     612,642
                                                                         ----------------------------------------------
Total average number of common shares outstanding used for dilution       6,870,292   6,912,067   6,870,803   6,912,059
-----------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share                                               $     0.67  $     0.37  $     1.15  $     0.78
-----------------------------------------------------------------------------------------------------------------------

(1) Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.
(2)  All  outstanding  warrants  were  considered  for  the  EPS  computations.
(3) Convertible debentures (principal and accrued interest) outstanding at June 30, 2005 and 2004 totaling $4.8 million and $7.6 million, respectively, were convertible into common stock at a price of $14.00 per share in 2005 and $12.00 per share in 2004 and resulted in additional common shares (based on average balances outstanding) .

NOTE  12  -  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

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

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

                                         At June 30,     At December 31,
                                      ----------------  ----------------
          ($ in thousands)                  2005              2004
          --------------------------------------------------------------
          Unfunded loan commitments   $        195,688  $        159,697
          Available lines of credit                742               789
          Standby letters of credit                138               750
          --------------------------------------------------------------
                                      $        196,568  $        161,236
          --------------------------------------------------------------

Management is not aware of any trends, known demand, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  13  -  REGULATORY CAPITAL

The Bank and the Holding Company are required to maintain regulatory defined minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios. Management believes that the Bank and the Holding Company are in compliance with their capital adequacy requirements. Management is not aware of any conditions or events outstanding which would change the Bank's designation as a well-capitalized institution.

At June 30, 2005, the actual capital of the Bank on a percentage basis was as follows:

                                                              Actual     Minimum     To Be Considered
                                                              Ratios   Requirement   Well Capitalized
                                                              -------  ------------  -----------------
     Total capital to risk-weighted assets                     11.19%     8.00%             10.00%
     Tier 1 capital to risk-weighted assets                    10.13%     4.00%              6.00%
     Tier 1 capital to total average assets - leverage ratio    8.86%     4.00%              5.00%

At June 30, 2005, the actual capital of the Company (consolidated) on a percentage basis was as follows:

                                                              Actual     Minimum     To Be Considered
                                                              Ratios   Requirement   Well Capitalized
                                                              -------  ------------  ----------------
     Total capital to risk-weighted assets                     13.03%      8.00%            NA
     Tier 1 capital to risk-weighted assets                     9.87%      4.00%            NA
     Tier 1 capital to total average assets - leverage ratio    8.71%      4.00%            NA

The Federal Reserve on March 1, 2005 issued a final rule that allows trust preferred securities to continue to be included in the Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. The new rule provides a transition period for bank holding companies to meet the new, stricter limitations within regulatory capital by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009. For a further discussion of these regulatory implications, see the section entitled "Recent Accounting and Regulatory Developments" in note 1 to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At June 30, 2005, Intervest Securities Corporation's net capital was $492,000.

NOTE  14  -  RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2005, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 107 (SAB No.107) to provide guidance on SFAS No. 123-R. SAB No. 107 provides the staff's view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123 R, the modification of employee share options prior to the adoption of SFAS No. 123 R and disclosure in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123 R. SAB No. 107 is effective March 29, 2005.

In April 2005 the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123-R for calendar year companies until the beginning of 2006. The Company's financial statements will be prepared in accordance with this new standard if and when the Company issues any new stock warrants and/or options to employees or directors in the future. The amount of any impact cannot be determined at this juncture.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  14  -  RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

On May 30, 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections." This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle.

SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     Hacker, Johnson & Smith, P.A., P.C., the Company's independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2005 and for the three- and six-month periods ended June 30, 2005 and 2004 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board. As part of Hacker, Johnson & Smith, P.A., P.C.'s review, Eisner, LLP was relied upon for their limited review of Intervest Mortgage Corporation, a wholly owned subsidiary of the Company.

     The reports of Hacker, Johnson & Smith, P.A., P.C. and Eisner, LLP furnished pursuant to Article 10 of Regulation S-X are included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of June 30, 2005 and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2005 and 2004, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

We were furnished the reports of the other independent registered public accounting firm on their reviews of the interim financial information of Intervest Mortgage Corporation, whose total assets as of June 30, 2005 constituted 7.5% of the related consolidated total, and whose net interest income, noninterest income and net earnings for the three- and six-month periods then ended, constituted 7.1%, 12.2%, and 15.8%; and 6.6%, 12.3% and 17.2%,
respectively, and whose net interest income, noninterest income and net earnings for the three- and six-month periods ended June 30, 2004, constituted 7.2%, 11.8%, and 20.0%; and 6.1%, 16.5% and 19.4%, respectively, of the related consolidated totals.

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


/s/ Hacker, Johnson & Smith, P.A., P.C.
---------------------------------------
HACKER, JOHNSON & SMITH, P.A.,P.C.
Tampa, Florida
July 25, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

We have reviewed the condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of June 30, 2005 and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2005 and 2004, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the six-months ended June 30, 2005 and 2004 (all of which are not presented separately herein). These interim financial statements are the responsibility of the Company's management.

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


/s/ Eisner, LLP
---------------
EISNER,LLP
New York, New York
July 22, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW
                                    --------

Intervest Bancshares Corporation has three wholly owned consolidated subsidiaries - Intervest National Bank, Intervest Mortgage Corporation and Intervest Securities Corporation (hereafter referred to collectively as the "Company" on a consolidated basis). Intervest Bancshares Corporation and Intervest National Bank may be referred to individually as the "Holding Company" and the "Bank," respectively. Intervest Bancshares Corporation also has four wholly owned unconsolidated subsidiaries, Intervest Statutory Trust I, II, III and IV, which were formed in connection with the issuance of trust preferred securities. For a discussion of the Company's business, see note 2 to the condensed consolidated financial statements in this report.

The Company's principal revenues are derived from interest, dividends and fees earned on its interest-earning assets, which are comprised of mortgage loans, securities and other short-term investments. The Company's principal expenses consist of interest paid on its interest-bearing liabilities, which are comprised of deposits, debentures and other short-term borrowings, and its operating and general expenses.

The Company's profitability depends primarily on its net interest income, which is the difference between interest income generated from its interest--earning assets and the interest expense incurred on its interest-bearing liabilities. Net interest income is dependent upon the interest-rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand.

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

The Company's loan portfolio has historically been and continues to be concentrated in mortgage loans secured by commercial and multifamily real estate properties, which represented nearly all of the Company's loan portfolio. The properties underlying the Company's mortgage loans are also concentrated in New York State (70%) and the State of Florida (19%). A significant portion of the New York properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents.

All loans are subject to the risk of default, otherwise known as credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers. A borrower's ability to make payments due under a mortgage loan is dependent upon the risks associated with real estate investments in general, including the following: general or local economic conditions in the areas the properties are located, neighborhood values, interest rates, real estate tax rates, operating expenses of the mortgaged properties, supply of and demand for rental units, supply of and demand for properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental rules, regulations and fiscal policies. Additionally, terrorist acts, such as those that occurred on September 11, 2001, armed conflicts, such as the war on terrorism, and natural disasters, such as hurricanes, may have an adverse impact on economic conditions. Economic conditions affect the market value of the mortgaged properties underlying the Company's loans as well as the levels of occupancy of income-producing properties.

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

The preparation of the Company's consolidated financial statements and the information included in Management's Discussion and Analysis herein is governed by policies that are based on accounting principles generally accepted in the United States (GAAP) and general practices within the banking industry. The financial information contained in the Company's financial statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company's transactions would be the same, the timing of events that would impact its transactions could change. Among the more significant policies of the Company are those that govern accounting for loans and the allowance for loan losses. For a summary of all of the Company's significant accounting policies, see note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

An accounting policy is deemed to be "critical" if it is important to a company's results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and related disclosures. Actual results could differ from these estimates and assumptions. The Company believes that the estimates and assumptions used in connection with the amounts reported in its financial statements and related disclosures are reasonable and made in good faith.

The Company believes that currently its only significant critical accounting policy relates to the determination of the allowance for loan losses. The allowance for loan losses reflects management's judgment as to the estimated losses that may result from defaults in the loan portfolio. The allowance for loan losses is established through a provision charged to operations. Loans are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance.

The adequacy of the allowance for loan losses is evaluated monthly or more frequently when necessary with consideration given to the following factors: (i) the nature and size of the Company's loan portfolio which has experienced rapid growth and an increase in individual loan balances; (ii) the concentration of the Company's loans on commercial and multifamily real estate properties, including loans on vacant land, all of which are generally considered to have more credit risk because these loans tend to involve larger loan balances to single borrowers, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the underlying real estate and loans on vacant land typically do not have income streams for repayment; (iii) specific problem loans, such as loans on nonaccrual status, and loan commitments and estimates of fair value of the underlying properties; (iv) historical chargeoffs and recoveries; (v) adverse situations which may affect the borrowers' ability to repay; (vi) and management's perception of the current and anticipated economic conditions in the Company's lending areas, which are concentrated in New York and Florida. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions, or other factors, differ from those previously assumed in the determination of the level of the allowance.

For calculation purposes, the allowance for loan losses is comprised of an unallocated portion (which is derived from an estimated loss factor currently ranging from 0.30% to 1.35% multiplied by the principal amount of loans rated acceptable, and higher percentages for loans that are assigned a credit grade of special mention or lower) and, from time to time, an allocated (or specific) portion on certain loans, particularly for loans that have been identified as being impaired.

Statement of Financial Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance for loan losses related to impaired loans is computed. A loan is normally deemed impaired when, based upon current information and events, it is probable that we will be unable to collect both full principal and interest due according to the contractual terms of the loan agreement. Impairment for larger balance loans such as commercial real estate and multifamily loans are measured based on: the present value of expected future cash flows, discounted at the loan's effective interest rate; or the observable market price of the loan; or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral.

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

    COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND DECEMBER 31, 2004
    ------------------------------------------------------------------------

OVERVIEW
--------
Total assets at June 30, 2005 increased to $1.5 billion, from $1.3 billon at December 31, 2004. Total liabilities at June 30, 2005 increased to $1.4 billion, from $1.2 billion at December 31, 2004, and stockholders' equity increased to $98.0 million at June 30, 2005, from $90.1 million at December 31, 2004. Book value per common share increased to $15.60 per share at June 30, 2005, from $14.37 at December 31, 2004.

Selected balance sheet information as of June 30, 2005 follows:

                                                          Intervest    Intervest    Intervest      Inter-
                                               Holding    National     Mortgage    Securities     Company
($in thousands)                                Company      Bank         Corp.        Corp.     Amounts (1)    Consolidated
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                     $  1,775   $   61,583   $   19,792   $       503  $    (8,456)  $      75,197
Security investments                                 -      237,613            -             -            -         237,613
Loans receivable, net of deferred fees          13,870    1,065,293       94,944             -            -       1,174,107
Allowance for loan losses                          (85)     (12,219)        (287)            -            -         (12,591)
Investment in consolidated subsidiaries        146,609            -            -             -     (146,609)              -
All other assets                                 5,277       26,581        5,636             6         (222)         37,278
----------------------------------------------------------------------------------------------------------------------------
Total assets                                  $167,446   $1,378,851   $  120,085   $       509  $  (155,287)  $   1,511,604
----------------------------------------------------------------------------------------------------------------------------
Deposits                                      $      -   $1,226,045   $        -   $         -  $    (8,539)  $   1,217,506
Borrowed funds and related interest payable     69,402          236       93,383             -            -         163,021
All other liabilities                               69       31,319        1,836            17         (139)         33,102
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                               69,471    1,257,600       95,219            17       (8,678)      1,413,629
----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                            97,975      121,251       24,866           492     (146,609)         97,975
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity    $167,446   $1,378,851   $  120,085   $       509  $  (155,287)  $   1,511,604
----------------------------------------------------------------------------------------------------------------------------

(1) All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments.

A comparison of selected balance sheet information as of June 30, 2005 and December 31, 2004 follows:

                                                                      At June 30, 2005            At December 31, 2004
                                                                 ----------------------------  ----------------------------
                                                                   Carrying         % of         Carrying         % of
($in thousands)                                                      Value      Total Assets       Value      Total Assets
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                        $      75,197           5.0%  $      24,599           1.9%
Security investments                                                   237,613          15.7         253,980          19.3
Loans receivable, net of deferred fees and loan loss allowance       1,161,516          76.8       1,004,290          76.3
All other assets                                                        37,278           2.5          33,882           2.5
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                     $   1,511,604         100.0%  $   1,316,751         100.0%
---------------------------------------------------------------------------------------------------------------------------
Deposits                                                         $   1,217,506          80.5%  $     993,872          75.5%
Borrowed funds and related interest payable                            163,021          10.8         202,682          15.4
All other liabilities                                                   33,102           2.2          30,103           2.2
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                    1,413,629          93.5       1,226,657          93.1
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                    97,975           6.5          90,094           6.9
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $   1,511,604         100.0%  $   1,316,751         100.0%
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------
Cash and cash equivalents increased to $75.2 million at June 30, 2005, from $24.6 million at December 31, 2004. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities. The increase reflected the temporary investment into overnight federal funds of deposit inflows during June. A portion of these funds is expected to fund new loans.

SECURITY INVESTMENTS
--------------------
Securities for which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Such securities decreased to $231.6 million at June 30, 2005, from $248.9 million at December 31, 2004. The decrease reflected maturities exceeding new purchases during the period. The Company continues to invest in short-term (up to 5 year maturities) U.S. government agency debt obligations to emphasize liquidity and to currently target Intervest National Bank's loan-to-deposit ratio at approximately 85%. The investment portfolio at June 30, 2005 had a weighted-average remaining maturity of 1.2 years and a yield of 2.66%, compared to 1.4 years and a yield of 2.33% at December 31, 2004. At June 30, 2005 and December 31 2004, the portfolio's estimated fair value was $229.7 million and $247.2 million respectively.

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), the Bank maintains an investment in their capital stock. The Bank's total investment in the FRB and FHLB stock increased to $6.0 million at June 30, 2005, from 5.1 million December 31, 2004. The total investment fluctuates based on the Bank's capital level for the FRB stock and the Bank's loans and outstanding FHLB borrowings for the FHLB stock.

LOANS RECEIVABLE, NET OF DEFERRED FEES AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------
Loans receivable, net of deferred fees and the allowance for loan losses, increased to $1.2 billion at June 30, 2005 from $1.0 billion at December 31, 2004. The growth reflected new mortgage loan originations secured by commercial and multifamily real estate exceeding principal repayments. New loan originations totaled $173.1 million and $324.6 million in the second quarter and first half of 2005, respectively, compared to $175.9 million and $338.6 million in the second quarter and first half of 2004, respectively.

Nearly all (99.8%) of the Company's loan portfolio is secured by commercial and multifamily real estate, including rental and cooperative apartment buildings, office buildings, mix-used properties, shopping centers, industrial properties and vacant land. At June 30, 2005, such loans consist of 529 loans with an aggregate principal balance of $1.2 billion and an average principal size of $2.2 million. Loans with principal balances of $5.0 million or more aggregated to 53 loans or $437.9 million, with the largest loan amounting to $16.5 million.

At June 30, 2005, $0.7 million of loans were on nonaccrual status, compared to $4.6 million at December 31, 2004. In April 2005, the property collateralizing a nonaccrual loan with a principal balance of $3.9 million was sold at foreclosure to a third party. The loan was paid in full and the Bank recovered all amounts due thereunder. Nonaccrual loans are considered impaired under the criteria of SFAS No. 114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded its recorded investment. At June 30, 2005 and December 31, 2004, there were no other impaired loans.

At June 30, 2005, there were $2.7 million of loans ninety days past due and still accruing interest because they were deemed by management to be well secured and in the process of collection. Such amount represented three loans that are past their maturity date, but in each case the borrower continues to make monthly payments of interest and principal. Based upon discussions with these borrowers, it is anticipated that these loans will repaid in full or refinanced in the near term. There were no loans ninety days past due and still accruing interest at December 31, 2004.

At June 30, 2005, the allowance for loan losses amounted to $12.6 million, compared to $11.1 million at December 31, 2004. The allowance represented 1.07% of total loans (net of deferred fees) outstanding at June 30, 2005 and 1.09% at December 31, 2004. The increase in the allowance was due to provisions aggregating $1.5 million during the period resulting largely from loan growth (which amounted to $159.3 million from December 31, 2004), partially offset by the favorable impact from the satisfaction of the $3.9 million nonaccrual loan noted above.

For a further discussion of the criteria the Company uses to determine the adequacy of the allowance, see the section "Critical Accounting Policies" included in this report.

ALL OTHER ASSETS
----------------
The following table sets forth the composition of the caption "All other assets" as follows:

                                                               At June 30,    At December 31,
                                                           ----------------  ----------------
               ($in thousands)                                    2005            2004
               ------------------------------------------------------------------------------
               Accrued interest receivable                 $          7,234  $          6,699
               Loan fees receivable                                   9,401             8,208
               Premises and equipment, net                            6,568             6,636
               Deferred income tax asset                              5,800             5,095
               Deferred debenture offering costs, net                 5,304             4,929
               Investment in unconsolidated subsidiaries              1,856             1,856
               All other                                              1,115               459
               ------------------------------------------------------------------------------
                                                           $         37,278  $         33,882
               ------------------------------------------------------------------------------

Accrued interest receivable fluctuates based on the amount of loans, investments and other interest-earning assets outstanding and the timing of interest payments received. The increase of $0.5 million from December 31, 2004 was due to the growth in all of these assets.

Loan fees receivable are fees due to the Company in accordance with the terms of mortgage loans. Such amounts are generally due upon the full repayment of the loan. This fee is recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan as a yield adjustment. The increase of $1.2 million from December 31, 2004 was due the increase in the loan portfolio.

Premises and equipment remained relatively unchanged from December 31, 2004 as net purchases of $0.2 million during the period were offset by normal depreciation and amortization.

The deferred income tax asset relates primarily to the unrealized tax benefit on the Company's allowance for loan losses. The allowance has been expensed for financial statement purposes but it is currently not deductible for income tax purposes until actual loan chargeoffs are incurred. The increase in the deferred tax asset of $0.7 million from December 31, 2004 is a function of the increase in the allowance for loan losses during the period.

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The net increase of $0.4 million from December 31, 2004 was due to $1.0 million of additional costs incurred in connection with the issuance of new debentures, partially offset by normal amortization during the period.

The investment in unconsolidated subsidiaries consists of the Holding Company's total common stock investment in Intervest Statutory Trust I, II, III and IV.

All other assets increased by $0.6 million from December 31, 2004 primarily due to $0.4 million of miscellaneous receivables at June 30, 2005, which were collected in full in July 2005.

DEPOSITS
--------
Deposits increased to $1.2 billion at June 30, 2005, from $993.9 million at December 31, 2004. The increase reflected an increase in certificate of deposit accounts of $240.6 million, partially offset by a decrease in checking, savings and money market accounts aggregating $16.9 million.

At June 30, 2005, certificate of deposit accounts totaled $985.3 million, and checking, savings and money market accounts aggregated $232.2 million. The same categories of deposit accounts totaled $744.8 million and $249.1 million, respectively, at December 31, 2004. Certificate of deposit accounts represented 81% of total deposits at June 30, 2005 and 75% at December 31, 2004. In June 2005, the Bank began accepting brokered deposits as another source of funds. Such accounts totaled $22.3 million at June 30, 2005.

BORROWED FUNDS AND RELATED INTEREST PAYABLE
-------------------------------------------
At June 30, 2005, borrowed funds and related interest payable decreased to $163.0 million, from $202.7 million at December 31, 2004. The decrease was largely due to the repayment by the Bank of $36.0 million of short-term FHLB advances.

ALL OTHER LIABILITIES
---------------------
The table below sets forth the composition of the caption "All other liabilities" as follows:

                                                         At June 30,     At December 31,
                                                      ----------------  ----------------
               ($in thousands)                              2005              2004
               -------------------------------------------------------------------------
               Mortgage escrow funds payable          $         17,826  $         14,533
               Official checks outstanding                       9,693            12,061
               Accrued interest payable on deposits              2,388             1,718
               All other                                         3,195             1,791
               -------------------------------------------------------------------------
                                                      $         33,102  $         30,103
               -------------------------------------------------------------------------

Mortgage escrow funds payable represent advance payments made by borrowers for taxes and insurance that are remitted to third parties. The increase of $3.3 million from December 31, 2004 reflected the growth in the loan portfolio.

Official checks outstanding vary and fluctuate based on banking activity. Accrued interest payable on deposits fluctuates based on total deposits and timing of interest payments. The increase of $0.7 million from December 31, 2004 reflected the growth in deposits.

All other liabilities is comprised mainly of accrued expenses, income taxes payable (which fluctuates based on the Company's earnings, effective tax rate and timing of tax payments) and fees received on loan commitments that have not yet been funded. The increase of $1.4 million from December 31, 2004 reflected a higher level of income taxes payable and fees received on loan commitments that have not yet been funded.

STOCKHOLDERS' EQUITY
--------------------
Stockholders' equity increased to $98.0 million at June 30, 2005, from $90.1 million at December 31, 2004 as follows:

          ($in thousands)                                                     Amount    Shares
          --------------------------------------------------------------------------------------
          Stockholders' equity at December 31, 2004                           $90,094  6,271,433
          Net earnings for the period                                           7,771          -
          Convertible debentures converted at election of debenture holders       110      8,068
          --------------------------------------------------------------------------------------
          Stockholders' equity at June 30, 2005                               $97,975  6,279,501
          --------------------------------------------------------------------------------------

   COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2005 AND
   ----------------------------------------------------------------------------
                                      2004
                                      ----
OVERVIEW
--------
Consolidated net earnings for the second quarter of 2005 increased by 81% to $4.5 million or $0.67 per diluted share, from $2.5 million or $0.37 per diluted share reported in the second quarter of 2004. The increase was due to continued growth in the Company's lending activities and nonrecurring income from the full repayment of a $3.9 million nonaccrual loan during the quarter.

The $2.0 million increase in consolidated earnings reflected a $2.7 million increase in net interest and dividend income, a $0.8 million increase in noninterest income and a $0.8 million decrease in the provision for loan losses, partially offset by a $1.6 million increase in income tax expense and a $0.7 million increase in noninterest expenses.

The Company's return on average assets and equity increased to 1.26% and 19.01%, respectively, in the 2005 quarter, compared to 0.95% and 12.58% in the 2004 quarter. The Company's efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, continues to be favorable at 25% for the second quarter of 2005.

Selected information regarding results of operations for the second quarter of 2005 follows:

                                             Intervest    Intervest    Intervest                  Inter-
                                             National     Mortgage     Securities    Holding     Company
($ in thousands)                               Bank         Corp.        Corp.       Company   Amounts (2)   Consolidated
--------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                $   20,023   $    2,496   $         3   $    266   $       (92)  $      22,696
Interest expense                                10,500        1,839             -      1,253           (92)         13,500
                                            ------------------------------------------------------------------------------
Net interest and dividend income                 9,523          657             3       (987)            -           9,196
Provision for loan losses                          497          (45)            -          -             -             452
Noninterest income                               1,704        1,463            59        112        (1,329)          2,009
Noninterest expenses                             2,946          837            38        257        (1,329)          2,749
                                            ------------------------------------------------------------------------------
Earnings before taxes                            7,784        1,328            24     (1,132)            -           8,004
Provision for income taxes                       3,379          614            11       (523)            -           3,481
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                $    4,405   $      714   $        13   $   (609)  $         -   $       4,523
--------------------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)                      (1,089)           -             -      1,089             -               -
--------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $    3,316   $      714   $        13   $    480   $         -   $       4,523
--------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends
    for the same period of 2004             $    1,589   $      502   $        (2)  $    416   $         -   $       2,505
--------------------------------------------------------------------------------------------------------------------------

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

Net interest and dividend income increased to $9.2 million in the second quarter of 2005, from $6.5 in the second quarter of 2004. The improvement was attributable to a $385.9 million increase in average interest-earning assets resulting from continued growth in loans of $315.8 million and a higher level of security and short-term investments aggregating $70.1 million. The growth in average assets was funded by $352.9 million of additional interest-bearing deposits, $9.4 million of additional borrowed funds and a $15.5 million increase in stockholders' equity.

The Company's net interest margin increased to 2.59% in the second quarter of 2005, from 2.53% in the second quarter of 2004. The higher margin was due to the Company's yield on interest-earning assets increasing at a faster pace than its cost of funds.

The yield on interest-earning assets increased 43 basis points to 6.39% in the 2005 quarter due to higher rates on new mortgage loans originated, the receipt of $0.3 million of nonaccrual interest income during the quarter and higher yields earned on security and other short-term investments. The cost of funds increased by 36 basis points to 4.15% in the 2005 quarter due to higher rates paid on deposit accounts.

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

                                                   --------------------------------------------------------------------
                                                                                 Quarter Ended
                                                   --------------------------------------------------------------------
                                                              June 30, 2005                      June 30, 2004
                                                   ---------------------------------  ---------------------------------
                                                     Average     Interest    Yield/     Average     Interest    Yield/
($ in thousands)                                     Balance    Inc./Exp.   Rate (2)    Balance    Inc./Exp.   Rate (2)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Loans (1)                                      $1,140,156   $   20,800     7.32%  $  824,379   $   14,457     7.05%
    Securities                                        260,383        1,723     2.65      181,091          859     1.91
    Other interest-earning assets                      23,799          173     2.92       32,997           75     0.91
-----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       1,424,338   $   22,696     6.39%   1,038,467   $   15,391     5.96%
-----------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             14,900                             15,453
-----------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,439,238                         $1,053,920
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest checking deposits                     $   10,968   $       42     1.54%  $   10,022   $       38     1.52%
    Savings deposits                                   21,794          139     2.56       31,834          141     1.78
    Money market deposits                             191,078        1,308     2.75      189,053          837     1.78
    Certificates of deposit                           917,943        8,886     3.88      557,952        4,890     3.52
-----------------------------------------------------------------------------------------------------------------------
Total deposit accounts                              1,141,783       10,375     3.64      788,861        5,906     3.01
-----------------------------------------------------------------------------------------------------------------------
    Fed funds purchased and FHLB Advances               3,824           29     3.04          386            1     1.56
    Debentures and related interest payable            95,784        2,003     8.39      105,264        2,098     8.02
    Debentures - capital securities                    61,856        1,089     7.06       46,392          856     7.42
    Mortgage note payable                                 238            4     7.00          251            5     7.00
-----------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                  161,702        3,125     7.75      152,293        2,960     7.82
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  1,303,485   $   13,500     4.15%     941,154   $    8,866     3.79%
-----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            5,734                              6,838
Noninterest-bearing liabilities                        34,865                             26,302
Stockholders' equity                                   95,154                             79,626
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,439,238                         $1,053,920
-----------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $    9,196     2.24%               $    6,525     2.17%
-----------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $  120,853                  2.59%  $   97,313                  2.53%
-----------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
    to total interest-bearing liabilities                1.09                               1.10
-----------------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (2)                           1.26%                              0.95%
  Return on average equity  (2)                         19.01%                             12.58%
  Noninterest expense to average assets (2)              0.76%                              0.78%
  Efficiency ratio (3)                                     25%                                26%
  Average stockholders' equity to average assets         6.61%                              7.56%
-----------------------------------------------------------------------------------------------------------------------

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

                                                         For the Quarter Ended June 30, 2005 vs 2004
                                                    ----------------------------------------------------
                                                             Increase (Decrease) Due To Change In:
                                                    ----------------------------------------------------
     ($ in thousands)                                    Rate          Volume      Rate/Volume     Total
     ---------------------------------------------------------------------------------------------------
     Interest-earning assets:
         Loans                                      $        556   $      5,566   $        221   $6,343
         Securities                                          335            379            150      864
         Other interest-earning assets                       166            (21)           (47)      98
     ---------------------------------------------------------------------------------------------------
     Total interest-earning assets                         1,057          5,924            324    7,305
     ---------------------------------------------------------------------------------------------------
     Interest-bearing liabilities:
         Interest checking deposits                            1              4             (1)       4
         Savings deposits                                     62            (45)           (19)      (2)
         Money market deposits                               458              9              4      471
     Certificates of deposit                                 502          3,168            326    3,996
     ---------------------------------------------------------------------------------------------------
     Total deposit accounts                                1,023          3,136            310    4,469
     ---------------------------------------------------------------------------------------------------
         Federal funds purchased and FHLB advances             1             13             14       28
         Debentures and accrued interest payable              97           (190)            (2)     (95)
         Debentures - capital securities                     (42)           287            (12)     233
         Mortgage note payable                                 -              -             (1)      (1)
     ---------------------------------------------------------------------------------------------------
     Total borrowed funds                                     56            110             (1)     165
     ---------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                    1,079          3,246            309    4,634
     ---------------------------------------------------------------------------------------------------
     Net change in interest and dividend income     $        (22)  $      2,678   $         15   $2,671
     ---------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES
-------------------------
The provision for loan losses decreased by $0.8 million to $0.5 million in the second quarter of 2005, from $1.3 million in the second quarter of 2004. The lower provision was a function of the favorable impact from the satisfaction of a $3.9 million nonaccrual loan in April 2005 as well as a decrease in the amount of loan growth. Total loans grew by $79.4 million in the 2005 period, compared to $115.9 million in the 2004 period.

NONINTEREST INCOME
------------------
Noninterest income increased by $0.8 million to $2.0 million in the second quarter of 2005, from $1.2 million in the second quarter of 2004. The higher income was due to a $0.8 million increase in income from the prepayment of mortgage loans, of which $0.6 million was the result of the early satisfaction of the nonaccrual loan noted above. Income from the prepayment of mortgage loans consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases. The Company's income from loan prepayments, which fluctuates and cannot be predicted, tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates.

NONINTEREST EXPENSES
--------------------
Noninterest expenses increased by $0.7 million to $2.7 million in the second quarter of 2005, from $2.0 million in the second quarter of 2004. The increase was primarily due to increases in salary and employee benefits expense of $0.4 million, professional fees expense of $0.2 million and all other expenses of $0.1 million, partially offset by a $0.1 million decrease in occupancy and equipment expense.

Salaries and employee benefits expense increased due to salary increases, a higher cost of employee benefits and additional staff aggregating $0.2 million, and a $0.2 million increase in bonus payments to certain executives of the Company. The Company had 68 fulltime employees at June 30, 2005, compared to 62 at June 30, 2004.

Occupancy and equipment expense decreased primarily due to a lower level of depreciation expense as well as a decrease in rent expense resulting from the termination in September 2004 of Intervest Mortgage Corporation's lease on its former space at 10 Rockefeller Plaza.

Professional fees expense increased due to the growth in the Company's assets as well as additional accruals of $0.1 million for consulting expense associated with the ongoing compliance with the Sarbanes Oxley requirements for internal controls.

All other expense increased due to a $0.1 million Nasdaq National Market entry fee. The Company's Class A common stock began trading on the Nasdaq National Market on June 27, 2005. Previously, the stock had traded on the Nasdaq SmallCap Market.

PROVISION FOR INCOME TAXES
--------------------------
The provision for income taxes increased by $1.6 million to $3.5 million in the second quarter of 2005, from $1.9 million in the second quarter of 2004, due to an increase in pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.5% in the 2005 period, compared to 43.3% in the 2004 period.

  COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2005 AND
  ------------------------------------------------------------------------------
                                      2004
                                      ----

OVERVIEW
--------
Consolidated net earnings for the first half of 2005 increased by 48% to $7.8 million or $1.15 per diluted share, from $5.2 million or $0.78 per diluted share reported in the first half of 2004. The increase reflected a 35% or $4.6 million increase in net interest and dividend income, a $0.2 million increase in noninterest income and a $0.9 million decrease in the provision for loan losses. These improvements were partially offset by a $2.0 million increase in income tax expense and a $1.1 million increase in noninterest expenses. The increase in net earnings was due to continued growth in the Company's lending activities and nonrecurring income from the full repayment of a $3.9 million nonaccrual loan during the first half of 2005.

The Company's return on average assets and equity was 1.10% and 16.68%, respectively, in the first half of 2005, compared to 1.05% and 13.43% in the first half of 2004. The Company's efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, continues to be favorable at 25% for the first half of 2005.

Selected information regarding results of operations for the first half of 2005 follows:

                                             Intervest    Intervest    Intervest                 Inter-
                                             National     Mortgage    Securities    Holding     Company
($ in thousands)                               Bank         Corp.        Corp.      Company   Amounts (2)   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                $   38,071   $    4,888   $         6  $    494   $      (195)  $      43,264
Interest expense                                19,736        3,736             -     2,506          (195)         25,783
                                            -----------------------------------------------------------------------------
Net interest and dividend income                18,335        1,152             6    (2,012)            -          17,481
Provision for loan losses                        1,530          (45)            -         -             -           1,485
Noninterest income                               2,473        2,865            59       225        (2,735)          2,887
Noninterest expenses                             5,866        1,570            44       378        (2,735)          5,123
                                            -----------------------------------------------------------------------------
Earnings before taxes                           13,412        2,492            21    (2,165)            -          13,760
Provision for income taxes                       5,826        1,153            10    (1,000)            -           5,989
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                $    7,586   $    1,339   $        11  $ (1,165)  $         -   $       7,771
-------------------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)                      (2,178)           -             -     2,178             -               -
-------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $    5,408   $    1,339   $        11  $  1,013   $         -   $       7,771
-------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends
    for the same period of 2004             $    3,496   $    1,015   $         8  $    721   $         -   $       5,240
-------------------------------------------------------------------------------------------------------------------------

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

Net interest and dividend income increased to $17.5 million in the first half of 2005, from $12.9 million in the first half of 2004. The improvement was attributable to a $408.4 million increase in average interest-earning assets resulting from continued growth in loans of $331.1 million and a higher level of security and short-term investments aggregating $77.3 million. The growth in average assets was funded by $366.2 million of additional interest-bearing deposits, $18.8 million of additional borrowed funds and a $15.1 increase in stockholders' equity.

The Company's net interest margin decreased to 2.53% in the first half of 2005, from 2.63% in the first half of 2004. The lower margin was due to the Company's cost of funds increasing at a faster pace than its yield on interest-earning assets.

The yield on interest-earning assets increased 14 basis points to 6.26% in the 2005 first half due to higher yields earned on security and other short-term investments, partially offset by a slight decline in the yield earned on the loan portfolio. The cost of funds increased by 22 basis points to 4.07% in the 2005 first half due to higher rates paid on deposit accounts, partially offset by a decrease in the cost of borrowed funds resulting primarily from the addition of debentures with lower rates than existing ones.

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

                                                   --------------------------------------------------------------------
                                                                              Six-Months Ended
                                                   --------------------------------------------------------------------
                                                              June 30, 2005                      June 30, 2004
                                                   ---------------------------------  ---------------------------------
                                                     Average     Interest    Yield/     Average     Interest    Yield/
($in thousands)                                      Balance    Inc./Exp.   Rate (2)    Balance    Inc./Exp.   Rate (2)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Loans (1)                                      $1,106,197   $   39,611     7.22%  $  775,082   $   28,249     7.33%
    Securities                                        259,217        3,286     2.56      173,283        1,564     1.82
    Other interest-earning assets                      28,092          367     2.63       36,776          171     0.94
-----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       1,393,506   $   43,264     6.26%     985,141   $   29,984     6.12%
-----------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             15,026                             15,945
-----------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,408,532                         $1,001,086
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest checking deposits                     $   12,198   $       94     1.55%  $   10,194   $       78     1.54%
    Savings deposits                                   23,521          252     2.16       31,414          279     1.79
    Money market deposits                             192,718        2,367     2.48      178,409        1,579     1.78
    Certificates of deposit                           881,191       16,701     3.82      523,382        9,282     3.57
-----------------------------------------------------------------------------------------------------------------------
Total deposit accounts                              1,109,628       19,414     3.53      743,399       11,218     3.03
-----------------------------------------------------------------------------------------------------------------------
    Fed funds purchased and FHLB Advances               8,840          119     2.71          193            1     1.56
    Debentures and related interest payable            97,481        4,063     8.41      109,212        4,331     7.97
    Debentures - capital securities                    61,856        2,179     7.10       39,935        1,522     7.66
    Mortgage note payable                                 239            8     6.98          252            9     6.98
-----------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                  168,416        6,369     7.63      149,592        5,863     7.88
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  1,278,044   $   25,783     4.07%     892,991   $   17,081     3.85%
-----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            5,959                              6,509
Noninterest-bearing liabilities                        31,362                             23,562
Stockholders' equity                                   93,167                             78,024
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,408,532                         $1,001,086
-----------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $   17,481     2.19%               $   12,903     2.27%
-----------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $  115,462                  2.53%  $   92,150                  2.63%
-----------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
    to total interest-bearing liabilities                1.09                               1.10
-----------------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (2)                           1.10%                              1.05%
  Return on average equity  (2)                         16.68%                             13.43%
  Noninterest expense to average assets (2)              0.73%                              0.79%
  Efficiency ratio (3)                                     25%                                25%
  Average stockholders' equity to average assets         6.61%                              7.79%
-----------------------------------------------------------------------------------------------------------------------

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

                                                               For the Six-Months Ended June 30, 2005 vs 2004
                                                         ----------------------------------------------------------
                                                                    Increase (Decrease) Due To Change In:
                                                         ----------------------------------------------------------
          ($ in thousands)                                     Rate          Volume       Rate/Volume      Total
          ---------------------------------------------------------------------------------------------------------
          Interest-earning assets:
              Loans                                      $       (426)  $     12,135   $       (347)  $     11,362
              Securities                                          641            782            299          1,722
              Other interest-earning assets                       311            (41)           (74)           196
          ---------------------------------------------------------------------------------------------------------
          Total interest-earning assets                           526         12,876           (122)        13,280
          ---------------------------------------------------------------------------------------------------------
          Interest-bearing liabilities:
              Interest checking deposits                            1             15              -             16
              Savings deposits                                     58            (71)           (14)           (27)
              Money market deposits                               624            127             37            788
              Certificates of deposit                             654          6,387            378          7,419
          ---------------------------------------------------------------------------------------------------------
          Total deposit accounts                                1,337          6,458            401          8,196
          ---------------------------------------------------------------------------------------------------------
              Federal funds purchased and FHLB advances             1             67             50            118
              Debentures and accrued interest payable             240           (467)           (41)          (268)
              Debentures - capital securities                    (112)           827            (58)           657
              Mortgage note payable                                 -              -             (1)            (1)
          ---------------------------------------------------------------------------------------------------------
          Total borrowed funds                                    129            427            (50)           506
          ---------------------------------------------------------------------------------------------------------
          Total interest-bearing liabilities                    1,466          6,885            351          8,702
          ---------------------------------------------------------------------------------------------------------
          Net change in interest and dividend income     $       (940)  $      5,991   $       (473)  $      4,578
          ---------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES
-------------------------
The provision for loan losses decreased by $0.9 million to $1.5 million in the first half of 2005, from $2.4 million in the first half of 2004. The lower provision was a function of the favorable impact from the satisfaction of a $3.9 million nonaccrual loan as well as a decrease in the amount of loan growth. Total loans grew by $159.3 million in the 2005 period, compared to $208.8 million in the 2004 period.

NOINTEREST INCOME
-------------------
Noninterest income increased by $0.2 million to $2.9 million in the first half of 2005, from $2.7 million in the first half of 2004. The higher income was due to a $0.3 million increase in income from the prepayment of mortgage loans. The income for the 2005 period included $0.6 million from the early satisfaction of the nonaccrual loan noted above. See the section "Comparison of Results of Operations for the Quarters Ended June 30, 2005 and 2004" for a discussion of the effects of rising and falling interest rates on the Company's income from the prepayment of mortgage loans.

NONINTEREST EXPENSES
--------------------
Noninterest expenses increased by $1.1 million to $5.1 million in the first half of 2005, from $4.0 million in the first half of 2004. The increase was primarily due to increases in the following: salary and employee benefits expense of $0.8 million; professional fees expense of $0.2 million; director and committee fees expense of $0.1 million, advertising expense of $0.1 million and all other expenses of $0.1 million. These increase were partially offset by a $0.1 million decrease in occupancy and equipment expense.

Salaries and employee benefits expense increased primarily due to salary increases, a higher cost of employee benefits and additional staff aggregating $0.4 million, and a $0.3 million increase in bonus payments to certain executives of the Company. The Company had 68 fulltime employees at June 30, 2005, compared to 62 at June 30, 2004.

Director and committee fees expense increased due to higher fees paid to directors for each board and committee meeting attended. The fees were increased for board and committee meetings in October 2004 and an additional increase was made in June 2005 for audit committee meetings. Advertising expense increased due to additional advertising to support loan and deposit growth.

The reasons for the changes in professional fees expense, all other expense and occupancy and equipment expense are the same as those discussed in the Comparison of Results of Operations for the Quarters Ended June 30, 2005 and 2004.

PROVISION FOR INCOME TAXES
--------------------------
The provision for income taxes increased by $2.0 million to $6.0 million in the first half of 2005, from $4.0 million in the first half of 2004, due to an increase in pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.5% in the 2005 period, compared to 43.4% in the 2004 period.


               OFF-BALANCE SHEET AND OTHER FINANCING ARRANGEMENTS
               --------------------------------------------------

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For a further discussion of these financial instruments, see note 12 to the condensed consolidated financial statements in this report.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of the following: retail deposits obtained through the Bank's branch offices and through the mail; amortization, satisfactions and repayments of loans; the maturities and calls of securities; issuance of debentures; borrowings from the federal funds market and through FHLB advances; and cash flow provided by operating activities. For additional detail concerning the Company's cash flows, see the condensed consolidated statements of cash flows included in this report.

The Bank has and expects to continue to rely heavily on certificates of deposit (time deposits) as a source of funds. Total deposits amounted to $1.2 billion at June 30, 2005 and time deposits represented 81%, or $985.3 million, of those deposits. Additionally, time deposits of $100,000 or more at June 30, 2005 totaled $312.8 million and included $22.3 million of brokered deposits. The Bank began accepting brokered deposits as another source of funds beginning in June 2005. Time deposits are the only deposit accounts offered by the Bank that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. The Bank needs to pay competitive interest rates to attract and retain time deposits to fund its loan originations. In addition, the Bank has and expects to continue to rely on capital contributions from the Holding Company to increase its capital to support its rapid asset growth. At June 30, 2005, the Bank had $377.7 million of time deposits maturing by December 31, 2006. The Bank expects that a substantial portion of these deposits will be renewed and stay with the Bank.

From time to time, the Bank may borrow funds on an overnight or short-term basis to manage its liquidity needs. At June 30, 2005, the Bank had agreements with correspondent banks whereby it could borrow up to $16 million of federal funds on an unsecured basis. In addition, as a member of the FHLB and FRB, the Bank can also borrow from these institutions on a secured basis. At June 30, 2005, the Bank had available collateral consisting of investment securities to support total borrowings of $239 million from the FHLB and FRB. During the first half of 2005, the Bank repaid $36.0 million of short-term FHLB advances that were outstanding at December 31, 2004. At June 30, 2005, there were no outstanding borrowings from any of the aforementioned sources.

Intervest Mortgage Corporation has and expects to continue to rely on the issuance of its subordinated debentures in registered, best efforts offerings to the public as a source of funds to support its loan originations. In addition, as the Bank's mortgage loan portfolio has grown, service fee income received by Intervest Mortgage Corporation from the Bank has comprised an increasing percentage of Intervest Mortgage Corporation's cash flow. The Bank has a servicing agreement with Intervest Mortgage Corporation whereby Intervest Mortgage Corporation provides the Bank with mortgage loan origination services in exchange for a monthly fee that is based on loan origination volumes. The services include the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Bank's underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. The services are performed by Intervest Mortgage Corporation's personnel and the related expenses are borne by Intervest

Mortgage Corporation. In addition, From time to time, Intervest Mortgage Corporation has also received capital contributions from the Holding Company.

The future growth of Intervest Mortgage Corporation's lending business is dependent on its continuing ability to sell its debentures with interest rates that would result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures. The outstanding debentures of Intervest Mortgage Corporation have predominately fixed rates of interest and mature within three to eight years. At June 30, 2005, $88.5 million in aggregate principal amount of Intervest Mortgage Corporation's subordinated debentures were outstanding with interest rates that range from 6.25% to 9.00% per annum. On January 1, 2005, Intervest Mortgage Corporation's Series 11/10/98 debentures matured and were repaid for a total of $4.5 million ($2.6 million of principal and $1.9 million of accrued interest). On April 1, 2005, Intervest Mortgage Corporation's Series 5/10/96 and 8/01/01 debentures matured and were repaid for a total of $14.1 million ($11.8 million of principal and $2.3 million of accrued interest). These repayments were offset by the issuance in April 2005 of $14.0 million of Intervest Mortgage Corporation's Series 3/21/05 debentures. At June 30, 2005, Intervest Mortgage Corporation had $27.1 million of debentures and related accrued interest payable maturing by December 31, 2006, which are expected to be repaid from cash flow generated from maturities of existing mortgage loans, ongoing operations and cash on hand.

In June 2005, Intervest Mortgage Corporation filed a Registration Statement on Form S-11 with the Securities and Exchange Commission with respect to a proposed offering of up to $12.0 million in additional subordinated debentures. The expected terms of the debentures are as follows: $2.0 million maturing October 1, 2009 with an annual interest rate of 6.25%; $4.0 million maturing October 1, 2011 with an annual interest rate of 6.50%; and $6.0 million maturing October 1, 2013 with an annual interest rate of 7.00%. On August 1, 2005, Intervest Mortgage Corporation repaid early its Series 10/15/96 and Series 1/17/02 debentures that were scheduled to mature on October 1, 2005 for a total of $6.8 million in principal and accrued interest.

The Holding Company's working capital to date has been derived from the following: interest income from a limited portfolio of mortgage loans and short-term investments; monthly dividends from the Bank to service interest expense on trust preferred securities; monthly management fees from Intervest Mortgage Corporation and the Bank for providing these subsidiaries with certain administrative services; the issuance of its common stock through public offerings, exercise of outstanding common stock warrants and conversion of outstanding convertible debentures; the issuance of trust preferred securities through its wholly owned business trusts; and the direct issuance of other subordinated debentures to the public. These sources of funds are expected to continue to be available to the Holding Company. At June 30, 2005, the Holding Company had $1.3 million of debentures and related accrued interest payable maturing by December 31, 2006, which are expected to be repaid from cash on hand. On July 8, 2005, the Holding Company filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of an additional 1,250,000 shares of its Class A Common Stock, which is expected to have estimated net proceeds of $22.9 million.

The Holding Company, through its wholly owned business trusts Intervest Statutory Trust I, II, III and IV, has issued a total of $60 million of trust preferred securities at both fixed and variable rates of interest that mature in 2031 or later. The total proceeds from these securities have been invested in the Bank at various times through capital contributions. The Holding Company is required to make interest payments on the principal of those securities, which currently amount to $4.4 million annually. The Bank provides funds to Holding Company in the form of dividends for this purpose. At June 30, 2005, approximately $32.7 million of the trust preferred securities qualified as regulatory Tier 1 capital and the remainder qualified as Tier 2 capital in the Holding Company's computation of regulatory capital.

Additional information concerning outstanding time deposits, debentures and trust preferred securities, including interest rates and maturity dates can be found in notes 6, 7 and 8 of the notes to the condensed consolidated financial statements included in this report.

At June 30, 2005, total commitments to lend aggregated to $196.6 million. Although there is no certainty, management anticipates the majority of these loan commitments will fund over the next 12 months. If all these commitments were to close, they would be funded by the sources of funds described above. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities. Management is not aware of any trends, known demand, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements. The Federal Deposit Insurance Corporation (FDIC) and other bank regulatory agencies use five capital categories ranging from well capitalized to critically undercapitalized to determine various matters, including prompt corrective action and each institution's FDIC deposit insurance premiums. These categories involve quantitative measures of a bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.

The Bank is required to maintain regulatory defined minimum Tier 1 leverage and Tier 1and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At June 30, 2005 and December 31, 2004, management believes the Bank met its capital adequacy requirements and is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management is not aware of any conditions or events that would change the Bank's designation as a well-capitalized institution.

Information regarding the Bank's regulatory capital and related ratios is summarized as follows:

                                                                                At June 30,    At December 31,
                                                                                -----------    ---------------
          ($in thousands)                                                          2005             2004
          -----------------------------------------------------------------------------------------------------
          Tier 1 Capital:   Stockholder's equity                            $       121,251   $        111,343
                            Disallowed portion of deferred tax asset                 (5,382)            (4,619)
                                                                            -----------------------------------
                                                                                    115,869            106,724
          Tier 2 Capital:   Allowable portion of allowance for loan losses           12,219             10,689
          -----------------------------------------------------------------------------------------------------
          Total risk-based capital                                          $       128,088   $        117,413
          -----------------------------------------------------------------------------------------------------
          Net risk-weighted assets                                          $     1,144,214   $        971,823
          Average assets for regulatory purposes                            $     1,307,663   $      1,140,624
          -----------------------------------------------------------------------------------------------------
          Tier 1 capital to average assets                                             8.86%              9.36%
          Tier 1 capital to risk-weighted assets                                      10.13%             10.98%
          Total capital to risk-weighted assets                                       11.19%             12.08%
          -----------------------------------------------------------------------------------------------------

The Holding Company on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At June 30, 2005 and December 31, 2004, management believes that the Holding Company met its capital adequacy requirements.

Information regarding the Holding Company's regulatory capital and related ratios is summarized below:

                                                                                      At June 30,      At December 31,
                                                                                   -----------------  -----------------
          ($ in thousands)                                                                2005               2004
          -------------------------------------------------------------------------------------------------------------
          Tier 1 Capital:   Stockholder's equity                                   $         97,975   $         90,094
                            Capital Securities limited to 25% of core capital (1)            32,659             30,032
                                                                                   ------------------------------------
          Total core capital elements                                                       130,634            120,126
                            Disallowed portion of deferred tax asset                         (5,800)            (5,095)
          -------------------------------------------------------------------------------------------------------------
          Total Tier 1 Capital                                                              124,834            115,031
          -------------------------------------------------------------------------------------------------------------
          Tier 2 Capital :  Excess Capital Securities (1)                                    27,341             29,968
                            Allowable portion of allowance for loan losses                   12,591             11,106
          -------------------------------------------------------------------------------------------------------------
          Total Tier 2 Capital                                                               39,932             41,074
          -------------------------------------------------------------------------------------------------------------
          Total risk-based capital                                                 $        164,766   $        156,105
          -------------------------------------------------------------------------------------------------------------
          Net risk-weighted assets                                                 $      1,264,309   $      1,096,711
          Average assets for regulatory purposes                                   $      1,433,438   $      1,273,770
          -------------------------------------------------------------------------------------------------------------
          Tier 1 capital to average assets                                                     8.71%              9.03%
          Tier 1 capital to risk-weighted assets                                               9.87%             10.49%
          Total capital to risk-weighted assets                                               13.03%             14.23%
          -------------------------------------------------------------------------------------------------------------

(1) At June 30, 2005, the Company has $60.0 million of qualifying capital securities outstanding (total debentures of $61.9 million issued to Statutory Trust I, II, III and IV by the Holding Company less the Holding Company's investments in the trusts aggregating $1.9 million).

Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At June 30, 2005 and December 31, 2004, Intervest Securities Corporation's net capital was $0.5 million.

The Federal Reserve Bank on March 1, 2005 issued a final rule that allows trust preferred securities to continue to be included in the Tier 1 capital of bank holding companies (BHC), but with stricter quantitative limits and clearer qualitative standards. The new rule provides a transition period for BHCs to meet the new, stricter limitations within regulatory capital by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009. For a further discussion of these regulatory implications, see the section entitled "Recent Accounting and Regulatory Developments" in note 1 to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

A simple interest rate gap analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates for the following reasons. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in market interest rates. In addition, certain assets, such as adjustable-rate mortgage loans, may have features generally referred to as "interest rate caps or collars," which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, asset prepayment and early deposit withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest-rate increase, and the behavior of depositors may be different than those assumed in the gap analysis.

The Company's one-year positive interest rate sensitivity gap increased to $404.3 million , or 26.7% of total assets, at June 30, 2005, compared to $114.0 million, or 8.7% at December 31, 2004. The increase in the positive gap primarily reflects an increase in loans that reprice or mature within one year funded by time deposits with terms of more than 1 year. For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, the one-year gap would then change. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 38.0% at June 30, 2005, compared to a positive 22.5 % at December 31, 2004.

Many of the Company's floating-rate loans have a "floor," or minimum rate, that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan's interest rate. This feature reduces the effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward. However, the Company may nonetheless experience loan prepayments, the amount of which cannot be predicted, and reinvestment risk associated with the resulting proceeds.

Notwithstanding all of the above, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The table that follows summarizes interest-earning assets and interest-bearing liabilities as of June 30, 2005, that are scheduled to mature or reprice within the periods shown.

                                                      0-3       4-12    Over 1-4     Over 4
                                                      ---       ----    --------     -------
     ($in thousands)                               Months     Months       Years       Years        Total
     -----------------------------------------------------------------------------------------------------
     Loans (1)                                   $419,457   $335,438   $ 320,717   $ 110,464   $1,186,076
     Securities held to maturity (2)               35,801    102,618      92,106       1,105      231,630
     Short-term investments                        68,131          -           -           -       68,131
     FRB and FHLB stock                             3,519          -           -       2,464        5,983
     -----------------------------------------------------------------------------------------------------
     Total rate-sensitive assets                 $526,908   $438,056   $ 412,823   $ 114,033   $1,491,820
     -----------------------------------------------------------------------------------------------------
     Deposit accounts (3):
       Interest checking deposits                $  9,167   $      -   $       -   $       -   $    9,167
       Savings deposits                            22,214          -           -           -       22,214
       Money market deposits                      195,033          -           -           -      195,033
       Certificates of deposit                     73,839    239,186     455,968     216,352      985,345
     -----------------------------------------------------------------------------------------------------
       Total deposits                             300,253    239,186     455,968     216,352    1,211,759
     -----------------------------------------------------------------------------------------------------
     Debentures and mortgage note payable (1)      13,500      5,500      70,188      66,914      156,102
     Accrued interest on all borrowed funds (1)     1,450        757       4,353         359        6,919
     -----------------------------------------------------------------------------------------------------
     Total borrowed funds                          14,950      6,257      74,541      67,273      163,021
     -----------------------------------------------------------------------------------------------------
     Total rate-sensitive liabilities            $315,203   $245,443   $ 530,509   $ 283,625   $1,374,780
     -----------------------------------------------------------------------------------------------------
     GAP (repricing differences)                 $211,705   $192,613   $(117,686)  $(169,592)  $  117,040
     -----------------------------------------------------------------------------------------------------
     Cumulative GAP                              $211,705   $404,318   $ 286,632   $ 117,040   $  117,040
     -----------------------------------------------------------------------------------------------------
     Cumulative GAP to total assets                  14.0%      26.7%       19.0%        7.7%         7.7%
     -----------------------------------------------------------------------------------------------------

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

                           SARBANES OXLEY ACT OF 2002
                           --------------------------

The requirements of Section 404 of the Sarbanes Oxley Act and Securities and Exchange Commission rules and regulations require an annual management report on the Company's internal controls over financial reporting, including, among other matters, management's assessment of the effectiveness of the Company's internal control over financial reporting, and an attestation report by the Company's independent registered public accounting firm addressing these assessments.

Beginning with the Company's annual report for the year ending December 31, 2006, the Company will have to include in its annual report on Form 10-K filed with the Securities and Exchange Commission a report of management regarding the Company's internal controls over financial reporting in accordance with the above requirements.

In this regard, the Company has recently begun a process to document and evaluate its internal control over financial reporting in order to satisfy these requirements. The process includes dedicating internal resources toward the adoption of a detailed work plan, which will also involve the retention of outside consultants.

This process is designed to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) verify through testing that controls are functioning as documented. To date, the Company has identified certain deficiencies in the design and operating effectiveness of its internal control over financial reporting, and it believes that they have been corrected or are in the process of being corrected. Although this process has just begun, management is not aware of any "significant deficiencies" or "material weaknesses" in the Company's internals control over financial reporting, as defined in applicable Securities and Exchange Commission rules and regulations.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of its Principal Executive and Financial Officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to June 30, 2005.

PART II. OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS
      Not  Applicable
ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)   Not Applicable
(b)   Not Applicable
(c)   Not Applicable
ITEM  3.  DEFAULTS UPON SENIOR SECURITIES
(a)   Not Applicable
(b)   Not Applicable
ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)   An  Annual  Meeting  of  Stockholders  was  held  on  May  26, 2005.
(b) Pursuant to the Company's charter and bylaws, one-third of the directors are elected by the holders of Class A common stock and two-thirds are elected by holders of Class B common stock. On all other matters, Class A and Class B common stockholders vote together as a single class.

      Each of the persons named in the Proxy Statement dated April 21, 2005 as a nominee for Director was elected for a one-year term expiring on the date of the next annual meeting (see Item 4-c).

(c) The table that follows summarizes voting results on the matter submitted to the Company's common stockholders:

                                               FOR     AGAINST OR WITHHELD  ABSTAINED
          ---------------------------------------------------------------------------
          ELECTION OF DIRECTORS - CLASS A
          -------------------------------
          Michael A. Callen                 5,483,641               35,597          -
          Wayne F. Holly                    5,138,401              380,837          -
          Lawton Swan, III                  5,480,761               38,477          -
          ELECTION OF DIRECTORS - CLASS B
          -------------------------------
          Lawrence G. Bergman                 385,000                    -          -
          Jerome Dansker                      385,000                    -          -
          Lowell S. Dansker                   385,000                    -          -
          Paul DeRosa                         385,000                    -          -
          Stephen A. Helman                   385,000                    -          -
          Thomas E. Willett                   385,000                    -          -
          David J. Willmott                   385,000                    -          -
          Wesley T. Wood                      385,000                    -          -
          ---------------------------------------------------------------------------

(d)  Not Applicable
ITEM  5.  OTHER INFORMATION
(a)  Not Applicable
(b)  Not Applicable
ITEM  6.  EXHIBITS
     The following exhibits are filed as part of this report.

 3.0 Bylaws of the Company as amended, incorporated by reference to the Company's report on Form 8-K dated June 23, 2005, wherein such document is identified as Exhibit 3.1.

 4.0 Form of Indenture between the Company's subsidiary, Intervest Mortgage Corporation, and The Bank of New York incorporated by reference to Intervest Mortgage Corporation's Registration Statement on Form S-11 dated June 14, 2005, wherein such document is identified as Exhibit 4.1.

10.0 Underwriting Agreement between the Company and Ryan Beck & Co., Inc. and Sandler O'Neill & Partners, L.P. dated as of August 10, 2005 filed herewith.

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



                                               INTERVEST  BANCSHARES CORPORATION

Date: August 10, 2005               By:  /s/ Jerome Dansker
                                    -----------------------
                                    Jerome Dansker, Chairman and Executive
                                    Vice President (Principal Executive Officer)




Date: August 10, 2005               By:  /s/ Lowell S. Dansker
                                    --------------------------
                                    Lowell S. Dansker, Vice Chairman, President
                                    and Treasurer (Principal Financial Officer)