Form 10-Q
period 2005-09-30
INTERVEST BANCSHARES CORP
filed 2005-11-10
CIK 927807

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                                               ------------------

                                       or

           ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For The Transition Period From        to
                                                ------    ------

                        Commission file number 000-23377
                                               ---------

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                               13-3699013
     ---------------------------------     ------------------------------------
       (State or other jurisdiction        (I.R.S. Employer Identification No.)
     of incorporation or organization)

                        ONE ROCKEFELLER PLAZA, SUITE 400
                          NEW YORK, NEW YORK 10020-2002
        ---------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (212) 218-2800
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES  XX     NO    .
     --         --

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
YES       NO  XX.
     --       --

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES       NO  XX.
     --       --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Title of Each Class:                             Shares Outstanding:
     -----------------------------------------------  --------------------------------------------

     Class A Common Stock, $1.00 par value per share  7,362,577 outstanding as of October 31, 2005
     -----------------------------------------------  --------------------------------------------

     Class B Common Stock, $1.00 par value per share  385,000 outstanding as of October 31, 2005
     -----------------------------------------------  --------------------------------------------

================================================================================

===============================================================================================
                            INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                              FORM 10-Q
                                         SEPTEMBER 30, 2005
                                          TABLE OF CONTENTS

     PART I. FINANCIAL INFORMATION                                                         Page
                                                                                           ----
       ITEM 1.     FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
           as of September 30, 2005 (Unaudited) and December 31, 2004 . . . . . . . . . .     3

         Condensed Consolidated Statements of Earnings (Unaudited)
           for the Quarters and Nine-Months Ended September 30, 2005 and 2004 . . . . . .     4

         Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
           for the Nine-Months Ended September 30, 2005 and 2004. . . . . . . . . . . . .     5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the Nine-Months Ended September 30, 2005 and 2004. . . . . . . . . . . . .     6

         Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . .     7

         Review by Independent Registered Public Accounting Firm. . . . . . . . . . . . .    17

         Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . .    18

       ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . .    20

       ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . .    37

       ITEM 4.     CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . .    37

     PART II. OTHER INFORMATION

       ITEM 1.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . .    37

       ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. . . . . .    37

       ITEM 3.     DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . .    37

       ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . .    37

       ITEM 5.     OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . .    38

       ITEM 6.     EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    38

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    39

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

dependence on a limited number of key personnel; and voting control held by a limited number of stockholders who are also executive officers and directors.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 SEPTEMBER 30,    DECEMBER 31,
($ in thousands, except par value)                                                                   2005             2004
-------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                              (Unaudited)       (Audited)
Cash and due from banks                                                                         $        10,681  $       12,026
Federal funds sold                                                                                       21,057           9,948
Commercial paper and other short-term investments                                                        11,285           2,625
                                                                                                -------------------------------
  Total cash and cash equivalents                                                                        43,023          24,599
Securities held to maturity, net (estimated fair value of $235,155 and $247,211, respectively)          237,724         248,888
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                                            6,118           5,092
Loans receivable (net of allowance for loan losses of $14,394 and $11,106, respectively)              1,304,761       1,004,290
Accrued interest receivable                                                                               6,786           6,699
Loan fees receivable                                                                                     10,535           8,208
Premises and equipment, net                                                                               6,534           6,636
Deferred income tax asset                                                                                 6,596           5,095
Deferred debenture offering costs, net                                                                    5,852           4,929
Other assets                                                                                              2,916           2,315
===============================================================================================================================
TOTAL ASSETS                                                                                    $     1,630,845  $    1,316,751
===============================================================================================================================
LIABILITIES
Deposits:
  Noninterest-bearing demand deposit accounts                                                   $         5,596  $        6,142
  Interest-bearing deposit accounts:
    Checking (NOW) accounts                                                                               8,183          15,051
    Savings accounts                                                                                     23,497          27,359
    Money market accounts                                                                               214,536         200,549
    Certificate of deposit accounts                                                                   1,050,497         744,771
                                                                                                -------------------------------
Total deposit accounts                                                                                1,302,309         993,872
Borrowed Funds:
    Federal Home Loan Bank advances                                                                           -          36,000
    Subordinated debentures                                                                              91,070          94,430
    Subordinated debentures - capital securities                                                         61,856          61,856
    Accrued interest payable on all borrowed funds                                                        7,332          10,154
    Mortgage note payable                                                                                   233             242
                                                                                                -------------------------------
Total borrowed funds                                                                                    160,491         202,682
Accrued interest payable on deposits                                                                      2,783           1,718
Mortgage escrow funds payable                                                                            27,010          14,533
Official checks outstanding                                                                               5,463          12,061
Other liabilities                                                                                         3,582           1,791
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                     1,501,638       1,226,657
-------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                      -               -
Class A common stock ($1.00 par value, 9,500,000 shares authorized,
  7,354,903 and 5,886,433 shares issued and outstanding, respectively)                                    7,355           5,886
Class B common stock ($1.00 par value, 700,000 shares authorized,
  385,000 shares issued and outstanding)                                                                    385             385
Additional paid-in-capital, common                                                                       64,268          38,961
Retained earnings                                                                                        57,199          44,862
-------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                              129,207          90,094
===============================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $     1,630,845  $    1,316,751
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

                               INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                  (Unaudited)

                                                                       QUARTER ENDED      NINE-MONTHS ENDED
                                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                                   -------------------------------------------
($ in thousands, except per share data)                              2005       2004       2005        2004
--------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                   $  23,569  $  16,428  $  63,180  $  44,677
Securities                                                             1,895      1,137      5,181      2,701
Other interest-earning assets                                            297         90        664        261
--------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND DIVIDEND INCOME                                    25,761     17,655     69,025     47,639
--------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                              12,029      7,158     31,443     18,376
Subordinated debentures                                                1,973      2,291      6,036      6,622
Subordinated debentures - capital securities                           1,089        883      3,268      2,405
Other borrowed funds                                                      15         16        142         26
--------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                15,106     10,348     40,889     27,429
--------------------------------------------------------------------------------------------------------------

NET INTEREST AND DIVIDEND INCOME                                      10,655      7,307     28,136     20,210
Provision for loan losses                                              1,803      1,067      3,288      3,428
--------------------------------------------------------------------------------------------------------------
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES       8,852      6,240     24,848     16,782
--------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                                                    105         44        260        178
Income from mortgage lending activities                                  304        430        754      1,034
Income from the early repayment of mortgage loans                      1,348        940      3,570      2,830
Commissions and fees                                                      56         63        115        119
Gain (loss) from early call of investment securities                       -          -          1         (3)
--------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                               1,813      1,477      4,700      4,158
--------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                                         1,336      1,004      4,003      2,906
Occupancy and equipment, net                                             395        463      1,109      1,288
Data processing                                                          156        131        438        387
Professional fees and services                                           172        100        578        298
Stationery, printing and supplies                                         52         47        161        137
Postage and delivery                                                      31         32         96         86
FDIC and general insurance                                                82         64        238        191
Director and committee fees                                              141         88        394        260
Advertising and promotion                                                 52         46        149         81
All other                                                                149        166        523        470
--------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES                                             2,566      2,141      7,689      6,104
--------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                           8,099      5,576     21,859     14,836
Provision for income taxes                                             3,533      2,424      9,522      6,444
==============================================================================================================
NET EARNINGS                                                       $   4,566  $   3,152  $  12,337  $   8,392
==============================================================================================================


BASIC EARNINGS PER SHARE                                           $    0.66  $    0.52  $    1.90  $    1.39
DILUTED EARNINGS PER SHARE                                         $    0.61  $    0.47  $    1.76  $    1.25
CASH DIVIDENDS PER SHARE                                           $       -  $       -  $       -  $       -
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

                             INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (Unaudited)

                                                                              NINE-MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                    ---------------------------------------
                                                                           2005                 2004
                                                                    ---------------------------------------
($ thousands)                                                        SHARES     AMOUNT    SHARES    AMOUNT
-----------------------------------------------------------------------------------------------------------

CLASS A COMMON STOCK
Balance at beginning of period                                      5,886,433  $  5,886  5,603,377  $ 5,603
Issuance of shares upon the exercise of warrants                            -         -     42,510       43
Issuance of shares upon the conversion of debentures                   32,002        32     17,188       17
Issuance of shares in public offering                               1,436,468     1,437          -        -
-----------------------------------------------------------------------------------------------------------
Balance at end of period                                            7,354,903     7,355  5,663,075    5,663
-----------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
-----------------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                385,000       385    385,000      385
-----------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                                   38,961              35,988
Compensation related to vesting of certain Class B stock warrants                     -                   9
Issuance of shares upon the exercise of warrants                                      -                 383
Issuance of shares upon the conversion of debentures                                409                 181
Issuance of shares in public offering                                            24,898                   -
-----------------------------------------------------------------------------------------------------------
Balance at end of period                                                         64,268              36,561
-----------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                                   44,862              33,409
Net earnings for the period                                                      12,337               8,392
-----------------------------------------------------------------------------------------------------------
Balance at end of period                                                         57,199              41,801
-----------------------------------------------------------------------------------------------------------

===========================================================================================================
TOTAL STOCKHOLDERS' EQUITY AT END OF PERIOD                         7,739,903  $129,207  6,048,075  $84,410
===========================================================================================================

See accompanying notes to condensed consolidated financial statements.

                            INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                                    NINE-MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                ------------------------
($ in thousands)                                                                   2005         2004
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                    $   12,337   $    8,392
Adjustments to reconcile net earnings to net cash provided
    by operating activities:
Depreciation and amortization                                                          415          459
Provision for loan losses                                                            3,288        3,428
Deferred income tax benefit                                                         (1,501)      (1,604)
Amortization of deferred debenture offering costs                                      890          941
Compensation expense related to common stock warrants                                    -            9
Amortization of premiums (accretion) of discounts and deferred loan fees, net       (5,305)      (1,566)
Net decrease in accrued interest payable on debentures                              (2,613)      (1,231)
Net decrease in official checks outstanding                                         (6,598)      (1,876)
Net increase in loan fees receivable                                                (2,327)      (1,934)
Net change in all other assets and liabilities                                      10,256        4,713
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            8,842        9,731
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Maturities and calls of securities held to maturity                                 62,820       66,650
Purchases of securities held to maturity                                           (52,360)    (170,849)
Net increase in loans receivable                                                  (305,859)    (271,042)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock                  (1,026)      (1,567)
Purchases of premises and equipment, net                                              (313)      (1,671)
Investment in unconsolidated subsidiaries                                                -         (928)
--------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                             (296,738)    (379,407)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in deposits                                                           308,437      300,879
Net increase in mortgage escrow funds payable                                       12,477        9,630
Net decrease in FHLB advances                                                      (36,000)           -
Principal repayments of debentures and mortgage note payable                       (29,109)     (11,009)
Gross proceeds from issuance of debentures                                          26,000       52,428
Debenture issuance costs                                                            (1,820)      (2,203)
Proceeds from issuance of common stock                                              28,370        2,961
Common stock issuance costs                                                         (2,035)           -
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          306,320      352,686
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                18,424      (16,990)
Cash and cash equivalents at beginning of period                                    24,599       64,128
========================================================================================================
Cash and cash equivalents at end of period                                      $   43,023   $   47,138
========================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                                      $   41,547   $   27,927
  Income taxes                                                                       9,860        8,628
Noncash activities:
  Conversion of debentures and accrued interest into Class A common stock              441          203
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

The Holding Company's primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending, including the participation in loans originated by the Bank. From time to time, the Holding Company also issues debt and equity securities to raise funds for working capital purposes.

The Company's primary business segment is banking and real estate lending. The Company's lending activities is comprised almost entirely of mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mix-used properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). These loans have an average life of approximately three years. The Company tends to lend in areas that are in the process of being revitalized, with a concentration of loans on properties located in New York State and the State of Florida. A significant portion of the residential properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents.

The Bank is a nationally chartered, full-service commercial bank that has its headquarters and full-service banking office in Rockefeller Plaza in New York City, and a total of five full-service banking offices in Pinellas County, Florida - four in Clearwater and one in South Pasadena. The Bank conducts a personalized commercial and consumer banking business and attracts deposits from the areas served by its banking offices. The Bank also provides internet banking services through its web site: www.intervestnatbank.com, which can attract deposit customers from outside its primary market areas. The deposits, together with funds derived from other sources, are mainly used to originate mortgage loans secured by commercial and multifamily real estate properties and to purchase investment securities. The information on the aforementioned web site is not and should not be considered part of this report and is not incorporated by reference.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - DESCRIPTION OF BUSINESS - CONTINUED

Intervest Mortgage Corporation's business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate properties. It also provides loan origination services to the Bank. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. It currently has one active wholly owned subsidiary, Intervest Realty Servicing Corporation, which is engaged in certain mortgage servicing activities.

Intervest Securities Corporation is a broker/dealer and a member of the National Association of Securities Dealers (NASD) whose business activities to date have not been material. Its only revenues have been derived from participating as a selected dealer from time to time in offerings of debt securities of the Company, primarily those of Intervest Mortgage Corporation.

Intervest Statutory Trust I, II, III and IV issued in December 2001, September 2003, March 2004 and September 2004, $15.0 million, respectively, of trust preferred securities for a total of $60.0 million. Each trust was formed for the sole purpose of issuing and administering the trust preferred securities. The trusts do not conduct any trade or business. For a further discussion, see note 8.

NOTE 3 - SECURITIES

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

                                          Gross        Gross   Estimated                    Wtd-Avg
                                          -----        -----   ---------                    -------
                         Amortized   Unrealized   Unrealized        Fair         Wtd-Avg  Remaining
                         ---------   ----------   ----------        ----         -------  ---------
($ in thousands)              Cost        Gains       Losses       Value           Yield   Maturity
---------------------------------------------------------------------------------------------------
At September 30, 2005   $  237,724  $         -  $     2,569  $  235,155           2.91%  1.1 Years
At December 31, 2004    $  248,888  $        12  $     1,689  $  247,211           2.33%  1.4 Years
---------------------------------------------------------------------------------------------------

All the securities at September 30, 2005 and December 31, 2004 were debt obligations of U.S. government corporations or sponsored agencies (FHLB, FNMA, FHLMC, SLMA or FFCB) and were held by the Bank. The securities have fixed rates or have predetermined scheduled rate increases, and some have call features that allow the issuer to call the security at par before its stated maturity without penalty.

At September 30, 2005, the portfolio consisted of 155 securities all of which had an unrealized loss. Substantially all of the unrealized losses were for a continuous period of more than 12 months. Management believes that the cause of these unrealized losses is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, their fair value will increase.

Management views the unrealized losses noted above to be temporary based on the impact of interest rates, the very short maturities of the investments and their high credit quality. In addition, the Bank has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity is as follows:

     ($ in thousands)                         Amortized Cost   Estimated Fair Value   Average Yield
     ----------------------------------------------------------------------------------------------
     At September 30, 2005:
     Due in one year or less                 $       124,213  $             123,291           2.57%
     Due after one year through five years           113,511                111,864           3.27%
     ----------------------------------------------------------------------------------------------
                                             $       237,724  $             235,155           2.91%
     ----------------------------------------------------------------------------------------------
     ($ in thousands)                         Amortized Cost   Estimated Fair Value   Average Yield
     ----------------------------------------------------------------------------------------------
     At December 31, 2004:
     Due in one year or less                 $        84,586  $              84,235           1.81%
     Due after one year through five years           164,302                162,976           2.59%
     ----------------------------------------------------------------------------------------------
                                             $       248,888  $             247,211           2.33%
     ----------------------------------------------------------------------------------------------

There were no securities classified as available for sale or any sales of securities during the reporting periods.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                               At September 30, 2005    At December 31, 2004
                                               ---------------------    --------------------
     ($ in thousands)                         # of Loans    Amount     # of Loans    Amount
     -----------------------------------------------------------------------------------------
     Commercial real estate loans                 268     $  699,944       244     $  601,512
     Residential multifamily loans                247        532,816       249        403,613
     Land development and other land loans         28         97,764        11         19,198
     Residential 1-4 family loans                   3            484         4            984
     Commercial business loans                     21            986        23          1,215
     Consumer loans                                16            608        12            221
     -----------------------------------------------------------------------------------------
     Loans receivable                             583      1,332,602       543      1,026,743
     -----------------------------------------------------------------------------------------
     Deferred loan fees                                      (13,447)                 (11,347)
     -----------------------------------------------------------------------------------------
     Loans receivable, net of deferred fees                1,319,155                1,015,396
     -----------------------------------------------------------------------------------------
     Allowance for loan losses                               (14,394)                 (11,106)
     -----------------------------------------------------------------------------------------
     Loans receivable, net                                $1,304,761               $1,004,290
     -----------------------------------------------------------------------------------------

At September 30, 2005, $0.7 million of loans were on nonaccrual status, compared to $4.6 million at December 31, 2004. Such loans were considered impaired under the criteria of Statement of Financial Accounting Standards (SFAS) No. 114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded the Company's recorded investment. In April 2005, the property collateralizing a nonaccrual loan with a principal balance of $3.9 million was sold at foreclosure to a third party. The loan was repaid in full and the Bank recovered all amounts due thereunder. At September 30, 2005 and December 31, 2004, there were no other impaired loans. At September 30, 2005, there were $2.7 million of loans ninety days past due and still accruing interest since they were deemed by management to be well secured and in the process of collection. There were no such loans at December 31, 2004.

Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $19,000 for the quarter ended September 30, 2005 and $55,000 for the nine-months ended September 30, 2005, compared to $140,000 for the quarter and nine-months ended September 30, 2004. The average balance of nonaccrual loans for the quarter and nine-months ended September 30, 2005 and 2004 was $0.8 million and $2.1 million for the 2005 periods, and $2.2 million and $2.6 million for the 2004 periods, respectively.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                      Quarter Ended September 30,    Nine-Months Ended September 30,
                                  --------------------------------  --------------------------------
($ in thousands)                       2005             2004             2005             2004
----------------------------------------------------------------------------------------------------
Balance at beginning of period    $        12,591  $         8,941  $        11,106  $         6,580
Provision charged to operations             1,803            1,067            3,288            3,428
----------------------------------------------------------------------------------------------------
Balance at end of period          $        14,394  $        10,008  $        14,394  $        10,008
----------------------------------------------------------------------------------------------------

NOTE  6  -  DEPOSITS

Scheduled maturities of certificates of deposit accounts are as follows:

                                       At September 30, 2005    At December 31, 2004
                                     ------------------------  ----------------------
                                                   Wtd-Avg                 Wtd-Avg
          ($ in thousands)             Amount    Stated Rate    Amount   Stated Rate
          ---------------------------------------------------------------------------
          Within one year            $  338,774         3.44%  $269,553         2.84%
          Over one to two years         225,223         4.22    119,780         3.43
          Over two to three years       117,125         4.13    134,409         4.48
          Over three to four years      178,138         4.35     75,317         4.06
          Over four years               191,237         4.65    145,712         4.48
          ---------------------------------------------------------------------------
                                     $1,050,497         4.06%  $744,771         3.68%
          ---------------------------------------------------------------------------

Certificate of deposit accounts of $100,000 or more totaled $344.2 million and $215.9 million at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, certificate of deposit accounts of $100,000 or more by remaining maturity were as follows: due within one year $107.2 million; over one to two years $79.9 million; over two to three years $35.6 million; over three to four years $57.6 million; and over four years $63.9 million.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - SUBORDINATED DEBENTURES AND MORTGAGE NOTE PAYABLE

Subordinated debentures by series and mortgage note payable are summarized as follows:

                                                                          At September  30,   At December 31,
($ in thousands)                                                                 2005               2004
--------------------------------------------------------------------------------------------------------------
INTERVEST MORTGAGE CORPORATION:
Series 05/10/96 - interest at 2% above prime (1) - due April 1, 2005      $                -  $         10,000
Series 10/15/96 - interest at 2% above prime (1) - due October 1, 2005                     -             5,500
Series 04/30/97 - interest at 1% above prime (1) - due October 1, 2005                     -             8,000
Series 11/10/98 - interest at 9% fixed           - due January 1, 2005                     -             2,600
Series 06/28/99 - interest at 9% fixed           - due July 1, 2006                    2,000             2,000
Series 09/18/00 - interest at 8 1/2% fixed       - due January 1, 2006                 1,250             1,250
Series 09/18/00 - interest at 9% fixed           - due January 1, 2008                 1,250             1,250
Series 08/01/01 - interest at 7 1/2% fixed       - due April 1, 2005                       -             1,750
Series 08/01/01 - interest at 8% fixed           - due April 1, 2007                   2,750             2,750
Series 08/01/01 - interest at 8 1/2% fixed       - due April 1, 2009                   2,750             2,750
Series 01/17/02 - interest at 7 1/4% fixed       - due October 1, 2005                     -             1,250
Series 01/17/02 - interest at 7 1/2% fixed       - due October 1, 2007                 2,250             2,250
Series 01/17/02 - interest at 7 3/4% fixed       - due October 1, 2009                 2,250             2,250
Series 08/05/02 - interest at 7 1/4% fixed       - due January 1, 2006                 1,750             1,750
Series 08/05/02 - interest at 7 1/2% fixed       - due January 1, 2008                 3,000             3,000
Series 08/05/02 - interest at 7 3/4% fixed       - due January 1, 2010                 3,000             3,000
Series 01/21/03 - interest at 6 3/4% fixed       - due July 1, 2006                    1,500             1,500
Series 01/21/03 - interest at 7% fixed           - due July 1, 2008                    3,000             3,000
Series 01/21/03 - interest at 7 1/4% fixed       - due July 1, 2010                    3,000             3,000
Series 07/25/03 - interest at 6 1/2% fixed       - due October 1, 2006                 2,500             2,500
Series 07/25/03 - interest at 6 3/4% fixed       - due October 1, 2008                 3,000             3,000
Series 07/25/03 - interest at 7 % fixed          - due October 1, 2010                 3,000             3,000
Series 11/28/03 - interest at 6 1/4% fixed       - due April 1, 2007                   2,000             2,000
Series 11/28/03 - interest at 6 1/2% fixed       - due April 1, 2009                   3,500             3,500
Series 11/28/03 - interest at 6 3/4% fixed       - due April 1, 2011                   4,500             4,500
Series 06/07/04 - interest at 6 1/4% fixed       - due January 1, 2008                 2,500             2,500
Series 06/07/04 - interest at 6 1/2% fixed       - due January 1, 2010                 4,000             4,000
Series 06/07/04 - interest at 6 3/4% fixed       - due January 1, 2012                 5,000             5,000
Series 03/21/05 - interest at 6 1/4% fixed       - due April 1, 2009                   3,000                 -
Series 03/21/05 - interest at 6 1/2% fixed       - due April 1, 2011                   4,500                 -
Series 03/21/05 - interest at 7% fixed           - due April 1, 2013                   6.500                 -
Series 08/12/05 - interest at 6 1/4% fixed       - due October 1, 2009                 2,000                 -
Series 08/12/05 - interest at 6 1/2% fixed       - due October 1, 2011                 4,000                 -
Series 08/12/05 - interest at 7% fixed           - due October 1, 2013                 6,000                 -
                                                                          ------------------------------------
                                                                                      85,750            88,850

INTERVEST BANCSHARES CORPORATION:
Series 05/14/98 - interest at 8% fixed           - due July 1, 2008                    2,820             3,080
Series 12/15/00 - interest at 8 1/2% fixed       - due April 1, 2006                   1,250             1,250
Series 12/15/00 - interest at 9% fixed           - due April 1, 2008                   1,250             1,250
                                                                          ------------------------------------
                                                                                       5,320             5,580

INTERVEST NATIONAL BANK:
Mortgage note payable (2) - interest at 7% fixed  - due February 1, 2017                 233               242
--------------------------------------------------------------------------------------------------------------
                                                                          $           91,303  $         94,672
--------------------------------------------------------------------------------------------------------------

     (1) Prime represents prime rate of JPMorganChase Bank, which was 6.75% at September 30, 2005 and 5.25% at December 31, 2004.
     (2)  The note cannot be prepaid except during the last year of its term.

During 2005, Intervest Mortgage Corporation repaid the following debentures:

- Series 11/10/98 on January 1 were repaid for $2.6 million of principal and $1.9 million of accrued interest;
- Series 5/10/96 and 8/01/01 on April 1 were repaid for $11.75 million of principal and $2.3 million of accrued interest;
- Series 10/15/96 and Series 1/17/02 on August 1 were repaid early for $6.75 million of principal and $0.1 million of accrued interest; and
- Series 4/30/97 on September 1 were repaid early for $8.0 million of principal and $0.1 million of accrued interest.

During 2005, Intervest Mortgage Corporation issued the following debentures:

- Series 3/21/05 in April for $14.0 million of principal for net proceeds, after offering costs, of $13.0 million; and
- Series 8/12/05 in September for $12.0 million of principal for net proceeds, after offering costs, of $11.1 million.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - SUBORDINATED DEBENTURES AND MORTGAGE NOTE PAYABLE, CONTINUED

Interest is paid quarterly on Intervest Mortgage Corporation's debentures except for the following: all of Series 6/28/99 and 9/18/00; $0.6 million of Series 8/01/01; $0.3 million of Series 1/17/02; $1.5 million of Series 8/05/02; $1.8 million of Series 11/28/03; $1.9 million of Series 6/7/04; $1.9 million of Series 3/21/05; and $1.8 million of Series 8/12/05, all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

The holders of Intervest Mortgage Corporation's Series 6/28/99, 9/18/00 and 1/17/02 through 8/12/05 debentures can require Intervest Mortgage Corporation, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning January 1, 2006 for Series 8/05/02, July 1, 2006 for Series 1/21/03, October 1, 2006 for Series 7/25/03, January 1, 2007 for Series 11/28/03, January 1, 2008 for Series 6/7/04,
April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05). However, in no calendar year can the required purchases be more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

Intervest Mortgage Corporation's debentures may be redeemed at its option at any time, in whole or in part, for face value, except for Series 3/21/05 and Series 8/12/05, which would be at a premium of 1% if they were redeemed prior to October 1, 2006 and April 1, 2007, respectively. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

The Holding Company's Series 5/14/98 subordinated debentures are convertible along with accrued interest at the option of the holders at any time prior to April 1, 2008 into shares of its Class A common stock at the following conversion prices per share: $14.00 in 2005; $16.00 in 2006; $18.00 in 2007 and $20.00 from January 1, 2008 through April 1, 2008. The Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. For the nine-months ended September 30, 2005, $441,000 of debentures ($260,000 of principal and $188,000 of accrued interest less $7,000 of deferred debenture offering costs) were converted into shares of Class A common stock at $14.00 per share.

At September 30, 2005, interest accrued and compounded quarterly on $2.2 million of the Holding Company's convertible debentures at the rate of 8% per annum, while $0.6 million of the convertible debentures pay interest quarterly at the rate of 8% per annum. All accrued interest of $1.8 million is due and payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year, elect to be paid all accrued interest and to thereafter receive regular quarterly payments of interest. The Holding Company may redeem any of its debentures, in whole or in part, at any time for face value.

Scheduled contractual maturities as of September 30, 2005 were as follows:

          ($ in thousands)                                      Principal   Accrued Interest
          -----------------------------------------------------------------------------------
          For the period October 1, 2005 to December 31, 2005   $        4  $           1,137
          For the year ended December 31, 2006                      10,264              2,198
          For the year ended December 31, 2007                       7,015                175
          For the year ended December 31, 2008                      16,836              2,608
          For the year ended December 31, 2009                      13,517                256
          Thereafter                                                43,667                422
          -----------------------------------------------------------------------------------
                                                                $   91,303  $           6,796
          -----------------------------------------------------------------------------------

NOTE 8 - SUBORDINATED DEBENTURES - CAPITAL SECURITIES

Capital Securities (commonly referred to as trust preferred securities) are summarized as follows:

                                                             At September 30, 2005  At December  31, 2004
                                                             ---------------------  ---------------------
                                                                          Accrued                Accrued
($ in thousands)                                             Principal   Interest   Principal   Interest
---------------------------------------------------------------------------------------------------------
Capital Securities   I -  debentures due December 18, 2031   $   15,464  $     441  $   15,464  $      59
Capital Securities  II - debentures due September 17, 2033       15,464         35      15,464         41
Capital Securities III - debentures due March 17, 2034           15,464         31      15,464         36
Capital Securities  IV - debentures due September 20, 2034       15,464         29      15,464         29
---------------------------------------------------------------------------------------------------------
                                                             $   61,856  $     536  $   61,856  $     165
---------------------------------------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8 - SUBORDINATED DEBENTURES - CAPITAL SECURITIES, CONTINUED

The Capital Securities are obligations of the Holding Company's wholly owned statutory business trusts, Intervest Statutory Trust I, II, III and IV. Each Trust was formed with a capital contribution of $464,000 from the Holding Company and for the sole purpose of issuing and administering the Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire the Holding Company's Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of the Company's capital contributions totaling $1.9 million, qualify as regulatory capital.

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

NOTE 9 - SHORT-TERM BORROWINGS AND LINES OF CREDIT

From time to time, the Bank may borrow funds on an overnight or short-term basis to manage its liquidity needs. At September 30, 2005, the Bank had agreements with correspondent banks whereby it could borrow up to $16 million on an unsecured basis.

In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), the Bank can also borrow from these institutions on a secured basis. At September 30, 2005, the Bank had available collateral consisting of investment securities to support total borrowings of $229 million from the FHLB and FRB. At September 30, 2005, there were no outstanding borrowings from any of the aforementioned sources.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9 - SHORT-TERM BORROWINGS AND LINES OF CREDIT, CONTINUED

The following is a summary of certain information regarding short-term borrowings in the aggregate:

                                                          Quarter Ended           Nine-Months Ended
                                                          September  30,            September  30,
                                                     --------------------------------------------------
($ in thousands)                                        2005         2004         2005         2004
-------------------------------------------------------------------------------------------------------
Balance at period end                                $        -   $        -   $        -   $        -
Maximum amount outstanding at any month end          $    3,000   $   16,000   $   17,000   $   16,000
Average outstanding balance for the period           $    1,108   $    3,089   $    6,234   $    1,165
Weighted-average interest rate paid for the period         3.94%        1.55%        2.79%        1.49%
Weighted-average interest rate at period end                  -%           -%           -%           -%
-------------------------------------------------------------------------------------------------------

NOTE 10 - COMMON STOCK WARRANTS

The Holding Company had 696,465 common stock warrants outstanding that entitle its holder, the Chairman of the Board of the Company, to purchase one share of Class A or Class B common stock as the case may be for each warrant. All warrants are currently exercisable.

Data concerning common stock warrants is as follows:

                                                            Exercise Price Per Warrant
                                                            --------------------------          Wtd-Avg
Class A Common Stock Warrants:                             $                      6.67   Exercise Price
-------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2004 and September 30, 2005                        501,465  $          6.67
Remaining contractual life in years at September 30, 2005                          1.3
-------------------------------------------------------------------------------------------------------
                                                              Exercise Price Per Warrant
                                                              --------------------------     Total          Wtd-Avg
Class B Common Stock Warrants:                             $          6.67  $      10.00  Warrants   Exercise Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2004 and September 30, 2005            145,000        50,000   195,000  $          7.52
Remaining contractual life in years at September 30, 2005              2.3           2.3       2.3
-------------------------------------------------------------------------------------------------------------------

The Company elects to use the intrinsic value-based method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock warrants. Under this method, compensation expense related to stock warrants granted to employees is the excess, if any, of the market price of the stock as of the grant or modification date over the exercise price of the warrant. Compensation expense recorded in connection with common stock warrants amounted to $9,000 for the nine-months ended September 30, 2004. There was no such compensation for the quarterly period ended September 30, 2004 and for the quarterly and nine-month periods of 2005.

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED
--------------------------------------------------------------------------------

NOTE 11 - EARNINGS PER SHARE (EPS), CONTINUED

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                               Quarter Ended        Nine-Months Ended
                                                                               September 30,          September 30,
                                                                         ----------------------------------------------
($ in thousands, except share and per share amounts)                         2005        2004        2005        2004
-----------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
  Net earnings applicable to common stockholders                         $    4,566  $    3,152  $   12,337  $    8,392
  Average number of common shares outstanding                             6,967,473   6,048,075   6,508,297   6,046,339
-----------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                                 $     0.66  $     0.52  $     1.90  $     1.39
-----------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Net earnings applicable to common stockholders                         $    4,566  $    3,152  $   12,337  $    8,392
  Adjustment to net earnings from assumed conversion of debentures (1)           55          83         165         247
                                                                         ----------------------------------------------
  Adjusted net earnings for diluted earnings per share computation       $    4,621  $    3,235  $   12,502  $    8,639
                                                                         ----------------------------------------------
Average number of common shares outstanding:
  Common shares outstanding                                               6,967,473   6,048,075   6,508,297   6,046,339
  Potential dilutive shares resulting from exercise of warrants (2)         269,754     243,435     259,052     247,974
  Potential dilutive shares resulting from conversion of debentures (3)     335,664     605,217     339,191     603,071
                                                                         ----------------------------------------------
Total average number of common shares outstanding used for dilution       7,572,891   6,896,727   7,106,540   6,897,384
-----------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share                                               $     0.61  $     0.47  $     1.76  $     1.25
-----------------------------------------------------------------------------------------------------------------------

(1) Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.
(2)  All outstanding warrants were considered for the EPS computations.
(3) Convertible debentures (principal and accrued interest) outstanding at September 30, 2005 and 2004 totaling $4.6 million and $7.3 million, respectively, were convertible into common stock at a price of $14.00 per share in 2005 and $12.00 per share in 2004 and resulted in additional common shares (based on average balances outstanding).

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

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

                                  At September 30,   At December 31,
                                 -----------------  ----------------
     ($ in thousands)                   2005               2004
     ---------------------------------------------------------------
     Unfunded loan commitments   $         163,544  $        159,697
     Available lines of credit                 809               789
     Standby letters of credit                 138               750
     ---------------------------------------------------------------
                                 $         164,491  $        161,236
     ---------------------------------------------------------------

Management is not aware of any trends, known demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

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

At September 30, 2005, the actual capital of the Bank on a percentage basis was as follows:

                                                              Actual   Minimum       To Be Considered
                                                              Ratios   Requirement   Well Capitalized
                                                              -------  ------------  -----------------
     Total capital to risk-weighted assets                     12.72%         8.00%             10.00%
     Tier 1 capital to risk-weighted assets                    11.65%         4.00%              6.00%
     Tier 1 capital to total average assets - leverage ratio   10.61%         4.00%              5.00%

At September 30, 2005, the actual capital of the Company (consolidated) on a percentage basis was as follows:

                                                              Actual   Minimum       To Be Considered
                                                              Ratios   Requirement   Well Capitalized
                                                              -------  ------------  ----------------
     Total capital to risk-weighted assets                     14.42%         8.00%                NA
     Tier 1 capital to risk-weighted assets                    12.21%         4.00%                NA
     Tier 1 capital to total average assets - leverage ratio   11.07%         4.00%                NA

The Federal Reserve on March 1, 2005 issued a final rule that allows trust preferred securities to continue to be included in the Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. The new rule provides a transition period for bank holding companies to meet the new, stricter limitations by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009. For a further discussion of these regulatory implications, see the section entitled "Recent Accounting and Regulatory Developments" in note 1 to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At September 30, 2005, Intervest Securities Corporation's net capital was $505,000.

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     Hacker, Johnson & Smith, P.A., P.C., the Company's independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2005 and for the three- and nine-month periods ended September 30, 2005 and 2004 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board. As part of Hacker, Johnson & Smith, P.A., P.C.'s review, Eisner, LLP was relied upon for their limited review of Intervest Mortgage Corporation, a wholly owned subsidiary of the Company.

     The reports of Hacker, Johnson & Smith, P.A., P.C. and Eisner, LLP furnished pursuant to Article 10 of Regulation S-X are included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of September 30, 2005 and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

We were furnished the reports of the other independent registered public accounting firm on their reviews of the interim financial information of Intervest Mortgage Corporation, whose total assets as of September 30, 2005 constituted 5.9% of the related consolidated total, and whose net interest income, noninterest income and net earnings for the three-month and nine-month periods then ended, constituted 8.9%, 11.5%, and 19.6%; and 7.5%, 12.0% and 18.1%, respectively, and whose net interest income, noninterest income and net earnings for the three- and nine-month periods ended September 30, 2004, constituted 6.9%, 10.4%, and 20.4%; and 6.4%, 14.3% and 19.8%, respectively, of the related consolidated totals.

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


/s/  Hacker, Johnson & Smith, P.A., P.C.
----------------------------------------
HACKER, JOHNSON & SMITH, P.A.,P.C.
Tampa, Florida
October 26, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

We have reviewed the condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of September 30, 2005 and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2005 and 2004, and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the nine-months ended September 30, 2005 and 2004 (all of which are not presented separately herein). These interim financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements (not presented separately herein) referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended (all of which are not presented separately herein), and in our report dated February 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 2004 (not presented separately herein) is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/  Eisner, LLP
----------------
EISNER,LLP
New York, New York
October 26, 2005

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

The Company's profitability is also affected by the level of its noninterest income and expenses, provision for loan losses and income tax expense. Noninterest income consists mostly of loan and other banking fees as well as income from loan prepayments. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and interest in certain cases. The amount of income from loan prepayments can fluctuate significantly and cannot be predicted. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Many of the Company's mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely. Noninterest expense consists of compensation and benefits expense, occupancy and equipment expenses, data processing expenses, advertising expense, professional fees, insurance expense and other operating expenses. The Company's profitability is also significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

Nearly all (99.8%) of the Company's loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mix-used properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). These loans have an average life of approximately three years. The Company tends to lend in areas that are in the process of being revitalized, with a concentration of loans on properties located in New York State and the State of Florida. A significant portion of the residential properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents.

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

The adequacy of the Company's allowance for loan losses is evaluated monthly or more frequently when necessary with consideration given to the following factors: (i) the size of the loan portfolio, which continues to experience rapid growth and an increase in individual loan balances; (ii) the nature of the loan portfolio, which is concentrated on commercial and multifamily real estate properties, including loans on substantially vacant properties and vacant land, all of which are generally considered to have more credit risk than 1-4 family residential lending because these loans tend to involve larger loan balances to single borrowers and their repayment is typically dependent upon the successful operation of the underlying real estate for income-producing properties, while loans on vacant land typically do not have income streams and depend upon other sources of cash flow from the borrower for repayment; (iii) specific problem loans, such as loans on nonaccrual status, and loan commitments and estimates of fair value of the underlying properties; (iv) historical chargeoffs and recoveries; (v) adverse situations which may affect the borrowers' ability to repay; and (vi) management's perception of the current and anticipated economic conditions in the Company's lending areas, which are concentrated in New York and Florida. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions, or other factors, differ from those previously assumed in the determination of the level of the allowance.

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

  COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
  -----------------------------------------------------------------------------

OVERVIEW
--------

Total assets at September 30, 2005 increased to $1.6 billion, from $1.3 billon at December 31, 2004. Total liabilities at September 30, 2005 increased to $1.5 billion, from $1.2 billion at December 31, 2004, and stockholders' equity increased to $129.2 million at September 30, 2005, from $90.1 million at December 31, 2004. Book value per common share increased to $16.69 at September 30, 2005, from $14.37 at December 31, 2004.

Selected balance sheet information as of September 30, 2005 follows:

                                                          Intervest    Intervest    Intervest     Inter-
                                               Holding    National     Mortgage    Securities    Company
($ in thousands)                               Company      Bank         Corp.        Corp.     Amounts (1)    Consolidated
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                     $  3,073   $   30,173   $   33,341   $       543  $   (24,107)  $      43,023
Security investments                                 -      243,842            -             -            -         243,842
Loans receivable, net of deferred fees          12,427    1,227,509       79,219             -            -       1,319,155
Allowance for loan losses                          (85)     (14,069)        (240)            -            -         (14,394)
Investment in consolidated subsidiaries        178,632            -            -             -     (178,632)              -
All other assets                                 4,997       28,158        6,061             3            -          39,219
----------------------------------------------------------------------------------------------------------------------------
Total assets                                  $199,044   $1,515,613   $  118,381   $       546  $  (202,739)  $   1,630,845
----------------------------------------------------------------------------------------------------------------------------
Deposits                                      $      -   $1,326,513   $        -   $         -  $   (24,204)  $   1,302,309
Borrowed funds and related interest payable     69,519          233       90,739             -            -         160,491
All other liabilities                              318       36,501        1,881            41           97          38,838
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                               69,837    1,363,247       92,620            41      (24,107)      1,501,638
----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                           129,207      152,366       25,761           505     (178,632)        129,207
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity    $199,044   $1,515,613   $  118,381   $       546  $  (202,739)  $   1,630,845
----------------------------------------------------------------------------------------------------------------------------

(1) All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments.

A comparison of selected balance sheet information as of September 30, 2005 and December 31, 2004 follows:

                                                                     At September 30, 2005         At December 31, 2004
                                                                 ----------------------------  ----------------------------
                                                                   Carrying         % of         Carrying         % of
($ in thousands)                                                     Value      Total Assets       Value      Total Assets
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                        $      43,023           2.6%  $      24,599           1.9%
Security investments                                                   243,842          15.0         253,980          19.3
Loans receivable, net of deferred fees and loan loss allowance       1,304,761          80.0       1,004,290          76.3
All other assets                                                        39,219           2.4          33,882           2.5
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                     $   1,630,845         100.0%  $   1,316,751         100.0%
---------------------------------------------------------------------------------------------------------------------------
Deposits                                                         $   1,302,309          79.9%  $     993,872          75.5%
Borrowed funds and related interest payable                            160,491           9.8         202,682          15.4
All other liabilities                                                   38,838           2.4          30,103           2.2
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                    1,501,638          92.1       1,226,657          93.1
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                   129,207           7.9          90,094           6.9
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $   1,630,845         100.0%  $   1,316,751         100.0%
---------------------------------------------------------------------------------------------------------------------------

CASH  AND  CASH  EQUIVALENTS
----------------------------

Cash and cash equivalents increased to $43.0 million at September 30, 2005, from $24.6 million at December 31, 2004. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls and maturities of securities, repayments of borrowed funds and alternative investment opportunities. The increase reflected the temporary investment into overnight federal funds of deposit inflows as well as the proceeds from the issuance of stock during September. A portion of these funds is expected to fund new loans.

SECURITY  INVESTMENTS
---------------------

Securities for which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Currently, only the Bank holds such security investments, which decreased to $237.7 million at September 30, 2005, from $248.9 million at December 31, 2004. The decrease reflected maturities exceeding new purchases during the period. The Bank continues to invest in short-term (up to 5 year maturities) U.S. government agency debt obligations to emphasize liquidity and to currently target its loan-to-deposit ratio at approximately 85%. The investment portfolio at September 30, 2005 had a weighted-average remaining maturity of 1.1 years and a yield of 2.91%, compared to 1.4 years and a yield of 2.33% at December 31, 2004. At September 30, 2005 and December 31, 2004, the portfolio's estimated fair value was $235.2 million and $247.2 million, respectively.

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), the Bank maintains an investment in their capital stock. The Bank's total investment in the FRB and FHLB stock increased to $6.1 million at September 30, 2005, from 5.1 million December 31, 2004. The total investment fluctuates based on the Bank's capital level for the FRB stock and the Bank's loans and outstanding FHLB borrowings for the FHLB stock.

LOANS RECEIVABLE, NET OF DEFERRED FEES AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan losses, increased to $1.3 billion at September 30, 2005 from $1.0 billion at December 31, 2004. The growth reflected new mortgage loan originations secured by commercial and multifamily real estate exceeding principal repayments. New loan originations totaled $220.7 million and $545.3 million in the third quarter and first nine months of 2005, respectively, compared to $139.0 million and $477.6 million in the third quarter and first nine months of 2004, respectively.

Nearly all (99.8%) of the Company's loan portfolio is concentrated in mortgage loans (with an average life of approximately 3 years) secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mix-used properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). At September 30, 2005, such loans consist of 543 loans with an aggregate principal balance of $1.3 billion and an average principal size of $2.4 million. Loans with principal balances of $5.0 million or more aggregated to 62 loans or $551.2 million, with the largest loan amounting to $18.7 million.

At September 30, 2005, $0.7 million of loans were on nonaccrual status, compared to $4.6 million at December 31, 2004. In April 2005, the property collateralizing a nonaccrual loan with a principal balance of $3.9 million was sold at foreclosure to a third party. The loan was paid in full and the Bank recovered all amounts due thereunder. Nonaccrual loans are considered impaired under the criteria of SFAS No. 114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded its recorded investment. At September 30, 2005 and December 31, 2004, there were no other impaired loans.

At September 30, 2005, there were $2.7 million of loans ninety days past due and still accruing interest because they were deemed by management to be well secured and in the process of collection. Such amount represented three loans that are past their maturity date, but in each case the borrower continues to make monthly payments of interest and principal. Based upon discussions with these borrowers, it is anticipated that these loans will repaid in full or refinanced in the near term. There were no loans ninety days past due and still accruing interest at December 31, 2004.

At September 30, 2005, the allowance for loan losses amounted to $14.4 million, compared to $11.1 million at December 31, 2004. The allowance represented 1.09% of total loans (net of deferred fees) outstanding at September 30, 2005 and December 31, 2004. The increase in the allowance was due to provisions aggregating $3.3 million during the period resulting largely from loan growth (which amounted to $305.9 million from December 31, 2004), partially offset by the favorable impact from the satisfaction of the $3.9 million nonaccrual loan noted above. For a further discussion of the criteria the Company uses to determine the adequacy of the allowance, see the section entitled "Critical Accounting Policies" included in this report.

ALL  OTHER  ASSETS
------------------

The following table sets forth the composition of the caption "All other assets" as follows:

                                                       At September 30,  At December 31,
                                                      -----------------  ----------------
          ($ in thousands)                                   2005              2004
          -------------------------------------------------------------------------------
          Accrued interest receivable                 $           6,786  $          6,699
          Loan fees receivable                                   10,535             8,208
          Premises and equipment, net                             6,534             6,636
          Deferred income tax asset                               6,596             5,095
          Deferred debenture offering costs, net                  5,852             4,929
          Investment in unconsolidated subsidiaries               1,856             1,856
          All other                                               1,060               459
          -------------------------------------------------------------------------------
                                                      $          39,219  $         33,882
          -------------------------------------------------------------------------------

Accrued interest receivable fluctuates based on the amount of loans, investments and other interest-earning assets outstanding and the timing of interest payments received. The increase of $0.1 million from December 31, 2004 was due to the growth in all of these assets.

Loan fees receivable are fees due to the Company in accordance with the terms of mortgage loans. Such amounts are generally due upon the full repayment of the loan. This fee is recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan as a yield adjustment. The increase of $2.3 million from December 31, 2004 was due to the increase in the loan portfolio.

Premises and equipment decreased by $0.1 million from December 31, 2004 as net purchases of $0.3 million during the period were more than offset by depreciation and amortization.

The deferred income tax asset relates primarily to the unrealized tax benefit on the Company's allowance for loan losses. The allowance has been expensed for financial statement purposes but it is currently not deductible for income tax purposes until actual loan chargeoffs are incurred. The increase in the deferred tax asset of $1.5 million from December 31, 2004 is a function of the increase in the allowance for loan losses during the period.

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The net increase of $0.9 million from December 31, 2004 was due to $1.8 million of additional costs incurred in connection with the issuance of new debentures, partially offset by $0.9 million of amortization during the period.

The investment in unconsolidated subsidiaries consists of the Holding Company's total common stock investment in Intervest Statutory Trust I, II, III and IV.

All other assets increased by $0.6 million from December 31, 2004 primarily due to $0.3 million of debenture proceeds receivable at September 30, 2005, which was collected in full in October 2005.

DEPOSITS
--------

Deposits increased to $1.3 billion at September 30, 2005, from $993.9 million at December 31, 2004, reflecting increases in certificate of deposit accounts of $305.7 million and an increase in checking, savings and money market accounts totaling $2.7 million.

At September 30, 2005, certificate of deposit accounts totaled $1.0 billion, and checking, savings and money market accounts aggregated $251.8 million. The same categories of deposit accounts totaled $744.8 million and $249.1 million, respectively, at December 31, 2004. Certificate of deposit accounts represented 81% of total deposits at September 30, 2005 and 75% at December 31, 2004. In September 2005, the Bank began accepting brokered deposits as another source of funds. Such accounts totaled $36.6 million at September 30, 2005.

BORROWED FUNDS AND RELATED INTEREST PAYABLE
-------------------------------------------

At September 30, 2005, borrowed funds and related interest payable decreased to $160.5 million, from $202.7 million at December 31, 2004. The decrease was due to the full repayment of $36.0 million of short-term FHLB borrowings by the Bank, and a net decrease of $6.3 million of Intervest Mortgage Corporation's outstanding debentures and related accrued interest payable resulting from repayments exceeding new issues during the period.

ALL  OTHER  LIABILITIES
-----------------------

The table below sets forth the composition of the caption "All other liabilities" as follows:

                                                  At September 30,  At December 31,
                                                 -----------------  ----------------
          ($ in thousands)                              2005              2004
          --------------------------------------------------------------------------
          Mortgage escrow funds payable          $          27,010  $         14,533
          Official checks outstanding                        5,463            12,061
          Accrued interest payable on deposits               2,783             1,718
          Income taxes payable                               1,244                81
          All other                                          2,338             1,710
          --------------------------------------------------------------------------
                                                 $          38,838  $         30,103
          --------------------------------------------------------------------------

Mortgage escrow funds payable represent advance payments made to the Company by borrowers for taxes and insurance that are remitted by the Company to third parties. The increase of $12.5 million from December 31, 2004 reflected the growth in the loan portfolio as well as the timing of tax payments.

Official checks outstanding vary and fluctuate based on banking activity. Accrued interest payable on deposits fluctuates based on total deposits and timing of interest payments. The increase of $1.1 million in accrued interest payable from December 31, 2004 reflected the growth in deposits. Income taxes payable fluctuates based on the Company's earnings, effective tax rate and timing of tax payments.

All other liabilities are comprised mainly of accrued expenses and fees received on loan commitments that have not yet been funded. The increase of $0.6 million from December 31, 2004 reflected a higher level of accrued expenses and fees received on loan commitments that have not yet been funded.

STOCKHOLDERS'  EQUITY
---------------------

Stockholders' equity increased to $129.2 million at September 30, 2005, from $90.1 million at December 31, 2004 as follows:

     ($ in thousands)                                                         Amount    Shares
     -------------------------------------------------------------------------------------------
     Stockholders' equity at December 31, 2004                               $ 90,094  6,271,433
     Net earnings for the period                                               12,337          -
     Class A common stock issued in public offering, net of issuance costs     26,335  1,436,468
     Convertible debentures converted at election of debenture holders            441     32,002
     -------------------------------------------------------------------------------------------
     Stockholders' equity at September 30, 2005                              $129,207  7,739,903
     -------------------------------------------------------------------------------------------

The Holding Company completed in August a public offering of 1,250,000 shares of its Class A Common Stock for $19.75 per share and in September issued an additional 186,468 shares of Class A common stock for $19.75 per share in connection with the exercise by the underwriters of an option to purchase additional shares to cover over-allotments. The issuance of these shares, after underwriting commissions and expenses, resulted in $26.3 million of additional capital for the Company.

                      COMPARISON OF RESULTS OF OPERATIONS
                      -----------------------------------
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004
               --------------------------------------------------

OVERVIEW
--------

Consolidated net earnings for the third quarter of 2005 increased by 45% to $4.6 million or $0.61 per diluted share, from $3.2 million or $0.47 per diluted share reported in the third quarter of 2004. The increase was due to continued growth in the Company's lending activities.

The $1.4 million increase in consolidated earnings reflected a $3.3 million increase in net interest and dividend income and a $0.3 million increase in noninterest income, partially offset by a $1.1 million increase in income tax expense, a $0.7 million increase in the provision for loan losses and a $0.4 million increase in noninterest expenses.

The Company's return on average assets and equity increased to 1.17% and 16.32%, respectively, in the 2005 quarter, from 1.05% and 15.32% in the 2004 quarter. The Company's efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, continues to be favorable and improved to 21% for the third quarter of 2005, from 24% in the 2004 quarter.

Selected information regarding results of operations for the third quarter of 2005 follows:

                                             Intervest    Intervest    Intervest                Inter-
                                             National     Mortgage    Securities    Holding    Company
($ in thousands)                               Bank         Corp.        Corp.      Company   Amounts (2)   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                $   22,873   $    2,762   $         3  $    223   $      (100)  $      25,761
Interest expense                                12,144        1,810             -     1,252          (100)         15,106
                                            -----------------------------------------------------------------------------
Net interest and dividend income                10,729          952             3    (1,029)            -          10,655
Provision for loan losses                        1,850          (47)            -         -             -           1,803
Noninterest income                               1,495        1,411            56       166        (1,315)          1,813
Noninterest expenses                             2,949          746            35       151        (1,315)          2,566
                                            -----------------------------------------------------------------------------
Earnings before taxes                            7,425        1,664            24    (1,014)            -           8,099
Provision for income taxes                       3,222          769            11      (469)            -           3,533
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                $    4,203   $      895   $        13  $   (545)  $         -   $       4,566
-------------------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)                      (1,089)           -             -     1,089             -               -
-------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $    3,114   $      895   $        13  $    544   $         -   $       4,566
-------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends
    for the same period of 2004             $    2,072   $      644   $        16  $    420   $         -   $       3,152
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

Net interest and dividend income increased to $10.6 million in the third quarter of 2005, from $7.3 million in the third quarter of 2004. The improvement was attributable to a $358.7 million increase in average interest-earning assets resulting from continued growth in loans of $304.0 million and a higher level of security and short-term investments aggregating $54.7 million. The growth in average assets was funded by $333.6 million of additional interest-bearing deposits and a $29.6 million increase in stockholders' equity.

The Company's net interest margin increased to 2.74% in the third quarter of 2005, from 2.46% in the third quarter of 2004. The higher margin was due to the Company's yield on interest-earning assets increasing at a faster pace than its cost of funds.

In a rising rate environment, the yield on interest-earning assets increased 69 basis points to 6.63% in the 2005 quarter due to higher yields on new mortgage loans originated, an increase in yields earned on variable rate loans indexed to the prime rate, and higher yields earned on security and other short-term investments. The cost of funds also increased by 46 basis points to 4.26% in the 2005 quarter due to higher rates paid on deposit accounts.

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

                                                   --------------------------------------------------------------------
                                                                               Quarter Ended
                                                   --------------------------------------------------------------------
                                                            September 30, 2005                September 30, 2004
                                                   ---------------------------------  ---------------------------------
                                                     Average    Interest    Yield/      Average    Interest    Yield/
($ in thousands)                                     Balance    Inc./Exp.   Rate (2)    Balance    Inc./Exp.   Rate (2)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Loans (1)                                      $1,246,341   $   23,569     7.50%  $  942,342   $   16,428     6.94%
    Securities                                        260,272        1,895     2.89      216,463        1,137     2.09
    Other interest-earning assets                      35,441          297     3.32       24,566           90     1.46
-----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       1,542,054   $   25,761     6.63%   1,183,371   $   17,655     5.94%
-----------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             14,715                             15,204
-----------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,556,769                         $1,198,575
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest checking deposits                     $    9,855   $       36     1.45%  $   12,271   $       48     1.56%
    Savings deposits                                   23,597          153     2.57       31,572          142     1.79
    Money market deposits                             201,607        1,576     3.10      204,139          982     1.91
    Certificates of deposit                         1,014,414       10,264     4.01      667,933        5,986     3.57
-----------------------------------------------------------------------------------------------------------------------
Total deposit accounts                              1,249,473       12,029     3.82      915,915        7,158     3.11
-----------------------------------------------------------------------------------------------------------------------
    Fed funds purchased and FHLB Advances               1,108           11     3.94        3,089           12     1.55
    Debentures and related interest payable            93,283        1,973     8.39      114,654        2,291     7.95
    Debentures - capital securities                    61,856        1,089     6.98       48,241          883     7.28
    Mortgage note payable                                 235            4     7.01          247            4     7.01
-----------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                  156,482        3,077     7.80      166,231        3,190     7.64
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  1,405,955   $   15,106     4.26%   1,082,146   $   10,348     3.80%
-----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            5,910                              6,868
Noninterest-bearing liabilities                        32,971                             27,256
Stockholders' equity                                  111,933                             82,305
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,556,769                         $1,198,575
-----------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $   10,655     2.37%               $    7,307     2.14%
-----------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $  136,099                  2.74%  $  101,225                  2.46%
-----------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities                  1.10                               1.09
-----------------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (2)                           1.17%                              1.05%
  Return on average equity  (2)                         16.32%                             15.32%
  Noninterest expense to average assets (2)              0.66%                              0.71%
  Efficiency ratio (3)                                     21%                                24%
  Average stockholders' equity to average assets         7.19%                              6.87%
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

                                                         For the Quarter Ended September 30, 2005 vs 2004
                                                   ----------------------------------------------------------
                                                               Increase (Decrease) Due To Change In:
                                                   ----------------------------------------------------------
     ($ in thousands)                                  Rate          Volume       Rate/Volume       Total
     --------------------------------------------------------------------------------------------------------
     Interest-earning assets:
       Loans                                       $      1,319   $      5,274   $        548   $      7,141
       Securities                                           433            229             96            758
       Other interest-earning assets                        114             40             53            207
     --------------------------------------------------------------------------------------------------------
     Total interest-earning assets                        1,866          5,543            697          8,106
     --------------------------------------------------------------------------------------------------------
     Interest-bearing liabilities:
       Interest checking deposits                            (3)            (9)             -            (12)
       Savings deposits                                      62            (36)           (15)            11
       Money market deposits                                607            (12)            (1)           594
       Certificates of deposit                              735          3,092            451          4,278
     --------------------------------------------------------------------------------------------------------
     Total deposit accounts                               1,401          3,035            435          4,871
     --------------------------------------------------------------------------------------------------------
       Federal funds purchased and FHLB advances             18             (8)           (11)            (1)
       Debentures and accrued interest payable              126           (425)           (19)          (318)
       Debentures - capital securities                      (36)           248             (6)           206
       Mortgage note payable                                  -              -              -              -
     --------------------------------------------------------------------------------------------------------
     Total borrowed funds                                   108           (185)           (36)          (113)
     --------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                   1,509          2,850            399          4,758
     --------------------------------------------------------------------------------------------------------
     Net change in interest and dividend income    $        357   $      2,693   $        298   $      3,348
     --------------------------------------------------------------------------------------------------------

PROVISION  FOR  LOAN  LOSSES
----------------------------

The provision for loan losses increased by $0.7 million to $1.8 million in the third quarter of 2005, from $1.1 million in the third quarter of 2004. The higher provision was due to an increase in the amount of loan growth. Total loans grew by $146.5 million in the 2005 period, compared to $62.2 million in the 2004 period.

NONINTEREST  INCOME
-------------------

Noninterest income increased by $0.3 million to $1.8 million in the third quarter of 2005, from $1.5 million in the third quarter of 2004. The higher income was primarily due to a $0.4 million increase in income from the prepayment of mortgage loans. Income from the prepayment of mortgage loans consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases. The Company's income from loan prepayments, which fluctuates and cannot be predicted, tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates.

NONINTEREST  EXPENSES
---------------------

Noninterest expenses increased by $0.4 million to $2.5 million in the third quarter of 2005, from $2.1 million in the third quarter of 2004. The increase was primarily due to increases in salary and employee benefits expense of $0.3 million and professional fees expense of $0.1 million, partially offset by a $0.1 million decrease in occupancy and equipment expense.

Salaries and employee benefits expense increased due to salary increases, a higher cost of employee benefits and additional staff aggregating $0.3 million. The Company had 68 fulltime employees at September 30, 2005, compared to 66 at September 30, 2004.

Professional fees expense increased due to the growth in the Company's assets as well as additional accruals for consulting expense associated with the ongoing compliance with the Sarbanes Oxley requirements for internal controls.
Occupancy and equipment expense decreased due to a decrease in rent expense resulting from the termination in September 2004 of Intervest Mortgage Corporation's lease on its former space at 10 Rockefeller Plaza.

PROVISION  FOR  INCOME  TAXES
-----------------------------

The provision for income taxes increased by $1.1 million to $3.5 million in the third quarter of 2005, from $2.4 million in the third quarter of 2004, due to an increase in pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.6% in the 2005 period, compared to 43.5% in the 2004 period.

                      COMPARISON OF RESULTS OF OPERATIONS
                      -----------------------------------
              FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
              -----------------------------------------------------

OVERVIEW
--------

Consolidated net earnings for the first nine months of 2005 increased by $3.9 million, or 47%, to $12.3 million, or $1.76 per diluted share, from $8.4 million or $1.25 per diluted share reported in the same period of 2004. The increase was due to continued growth in the Company's lending activities. Net earnings increased by $3.9 million due to a $7.9 million increase in net interest and dividend income and a $0.5 million increase in noninterest income, partially offset primarily by a $3.1 million increase in income tax expense and a $1.6 million increase in noninterest expenses.

The Company's return on average assets and equity was 1.13% and 16.53%, respectively, in the first nine months of 2005, compared to 1.05% and 14.08% in the first nine months of 2004. The Company's efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, continues to be favorable and improved to 23% for the first nine months of 2005, from 25% in the first nine months of 2004.

Selected information regarding results of operations for the first nine months of 2005 follows:

                                             Intervest    Intervest    Intervest                Inter-
                                             National     Mortgage    Securities    Holding    Company
($ in thousands)                               Bank         Corp.        Corp.      Company   Amounts (2)   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                $   60,944   $    7,650   $         9  $    717   $      (295)  $      69,025
Interest expense                                31,880        5,546             -     3,758          (295)         40,889
                                            -----------------------------------------------------------------------------
Net interest and dividend income                29,064        2,104             9    (3,041)            -          28,136
Provision for loan losses                        3,380          (92)            -         -             -           3,288
Noninterest income                               3,969        4,275           115       391        (4,050)          4,700
Noninterest expenses                             8,815        2,315            79       530        (4,050)          7,689
                                            -----------------------------------------------------------------------------
Earnings before taxes                           20,838        4,156            45    (3,180)            -          21,859
Provision for income taxes                       9,048        1,922            21    (1,469)            -           9,522
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                $   11,790   $    2,234   $        24  $ (1,711)  $         -   $      12,337
-------------------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)                      (3,267)           -             -     3,267             -               -
-------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $    8,523   $    2,234   $        24  $  1,556   $         -   $      12,337
-------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends
    for the same period of 2004             $    5,568   $    1,659   $        24  $  1,141   $         -   $       8,392
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

Net interest and dividend income increased to $28.1 million in the first nine months of 2005, from $20.2 million in the first nine months of 2004. The improvement was attributable to a $391.9 million increase in average interest-earning assets resulting from continued growth in loans of $322.1 million and a higher level of security and short-term investments aggregating $69.7 million. The growth in average assets was funded by $355.4 million of additional interest-bearing deposits, $9.2 million of additional borrowed funds and a $20.0 increase in stockholders' equity.

The Company's net interest margin increased slightly to 2.61% in the first nine months of 2005, from 2.57% in the first nine months of 2004. The higher margin was due to the Company's yield on interest-earning assets increasing at a faster pace than its cost of funds.

In a rising rate environment, the yield on interest-earning assets increased 34 basis points to 6.39% in the first nine months of 2005 primarily due to higher yields on new mortgage loans originated, an increase in yields earned on variable rate loans indexed to the prime rate, and higher yields earned on security and other short-term investments. The cost of funds also increased by 31 basis points to 4.14% in the first nine months of 2005 primarily due to higher rates paid on deposit accounts.

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

                                                   --------------------------------------------------------------------
                                                                            Nine-Months Ended
                                                   --------------------------------------------------------------------
                                                            September 30, 2005                September 30, 2004
                                                   ---------------------------------  ---------------------------------
                                                     Average    Interest    Yield/      Average    Interest    Yield/
($ in thousands)                                     Balance    Inc./Exp.   Rate (2)    Balance    Inc./Exp.   Rate (2)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Loans (1)                                      $1,153,425   $   63,180     7.32%  $  831,281   $   44,677     7.18%
    Securities                                        259,572        5,181     2.67      187,761        2,701     1.92
    Other interest-earning assets                      30,569          664     2.90       32,672          261     1.07
-----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       1,443,566   $   69,025     6.39%   1,051,714   $   47,639     6.05%
-----------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             14,921                             15,684
-----------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,458,487                         $1,067,398
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest checking deposits                     $   11,408   $      130     1.52%  $   10,891   $      126     1.55%
    Savings deposits                                   23,547          405     2.30       31,467          421     1.79
    Money market deposits                             195,714        3,943     2.69      187,058        2,561     1.83
    Certificates of deposit                           926,087       26,965     3.89      571,917       15,268     3.57
-----------------------------------------------------------------------------------------------------------------------
Total deposit accounts                              1,156,756       31,443     3.63      801,333       18,376     3.06
-----------------------------------------------------------------------------------------------------------------------
  Fed funds purchased and FHLB Advances                 6,234          130     2.79        1,165           13     1.49
  Debentures and related interest payable              96,066        6,036     8.40      111,043        6,622     7.97
  Debentures - capital securities                      61,856        3,268     7.06       42,723        2,405     7.52
  Mortgage note payable                                   238           12     7.00          251           13     7.00
-----------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                  164,394        9,446     7.68      155,182        9,053     7.79
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  1,321,150   $   40,889     4.14%     956,515   $   27,429     3.83%
-----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            5,942                              6,630
Noninterest-bearing liabilities                        31,904                             24,791
Stockholders' equity                                   99,491                             79,462
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,458,487                         $1,067,398
-----------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $   28,136     2.25%               $   20,210     2.22%
-----------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $  122,416                  2.61%  $   95,199                  2.57%
-----------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities                  1.09                               1.10
-----------------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (2)                           1.13%                              1.05%
  Return on average equity  (2)                         16.53%                             14.08%
  Noninterest expense to average assets (2)              0.70%                              0.76%
  Efficiency ratio (3)                                     23%                                25%
  Average stockholders' equity to average assets         6.82%                              7.44%
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

                                                      For the Nine-Months Ended September 30, 2005 vs 2004
                                                      ----------------------------------------------------
                                                             Increase (Decrease) Due To Change In:
                                                             -------------------------------------
     ($ in thousands)                                  Rate          Volume       Rate/Volume       Total
     --------------------------------------------------------------------------------------------------------
     Interest-earning assets:
       Loans                                       $        873   $     17,347   $        283   $     18,503
       Securities                                         1,056          1,034            390          2,480
       Other interest-earning assets                        448            (17)           (28)           403
     --------------------------------------------------------------------------------------------------------
     Total interest-earning assets                        2,377         18,364            645         21,386
     --------------------------------------------------------------------------------------------------------
     Interest-bearing liabilities:
       Interest checking deposits                            (2)             6              -              4
       Savings deposits                                     120           (106)           (30)           (16)
       Money market deposits                              1,207            119             56          1,382
       Certificates of deposit                            1,373          9,483            841         11,697
     --------------------------------------------------------------------------------------------------------
     Total deposit accounts                               2,698          9,502            867         13,067
     --------------------------------------------------------------------------------------------------------
       Federal funds purchased and FHLB advances             11             57             49            117
       Debentures and accrued interest payable              358           (895)           (49)          (586)
       Debentures - capital securities                     (147)         1,066            (56)           863
       Mortgage note payable                                  -             (1)             -             (1)
     --------------------------------------------------------------------------------------------------------
     Total borrowed funds                                   222            227            (56)           393
     --------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                   2,920          9,729            811         13,460
     --------------------------------------------------------------------------------------------------------
     Net change in interest and dividend income    $       (543)  $      8,635   $       (166)  $      7,926
     --------------------------------------------------------------------------------------------------------

PROVISION  FOR  LOAN  LOSSES
----------------------------

The provision for loan losses decreased by $0.1 million to $3.3 million in the first nine months of 2005, from $3.4 million in the first nine months of 2004. The lower provision was a function of the favorable impact (of approximately $0.6 million) from the satisfaction of a $3.9 million nonaccrual loan in the second quarter of 2005, largely offset by an increase in the amount of loan growth. Total loans grew by $305.9 million in the 2005 period, compared to $271.0 million in the 2004 period.

NONINTEREST  INCOME
-------------------

Noninterest income increased by $0.5 million to $4.7 million in the first nine months of 2005, from $4.2 million in the first nine months of 2004. The higher income was due to a $0.7 million increase in income from the prepayment of mortgage loans and a $0.1 million increase in fees from early deposit withdrawals, partially offset by a $0.3 million decrease in fees earned from expired loan commitments that were not funded. The prepayment income for the 2005 period included $0.6 million from the early satisfaction of the nonaccrual loan noted above. See the section entitled "Comparison of Results of Operations for the Quarters Ended September 30, 2005 and 2004" for a discussion of the effects of rising and falling interest rates on prepayment income.

NONINTEREST  EXPENSES
---------------------

Noninterest expenses increased by $1.6 million to $7.7 million in the first nine months of 2005, from $6.1 million in the first nine months of 2004. The increase was primarily due to increases in the following: salary and employee benefits expense of $1.1 million; professional fees expense of $0.3 million; director and committee fees expense of $0.1 million, advertising expense of $0.1 million and all other expenses of $0.1 million. These increases were partially offset by a $0.2 million decrease in occupancy and equipment expense.

Salaries and employee benefits expense increased primarily due to salary increases, a higher cost of employee benefits and additional staff aggregating $0.6 million, and a $0.4 million increase in bonus payments to certain executives of the Company. The Company had 68 fulltime employees at September 30, 2005, compared to 66 at September 30, 2004.

Professional fees expense increased due to the growth in the Company's assets as well as additional accruals ($0.2 million) for consulting expense associated with the ongoing compliance with the Sarbanes Oxley requirements for internal controls.

Director and committee fees expense increased due to higher fees paid to directors for each board and committee meeting attended. The fees were increased for board and committee meetings in October 2004 and an additional increase was made in June 2005 for audit committee meetings.
Advertising expense increased due to additional advertising to support loan and deposit growth. All other expense increased due to the payment of a Nasdaq National Market entry fee. The Company's Class A common stock began trading on the Nasdaq National Market on June 27, 2005. Previously, the stock had traded on the Nasdaq SmallCap Market.

Occupancy and equipment expense decreased due to a decrease in rent expense resulting from the termination in September 2004 of Intervest Mortgage Corporation's lease on its former space at 10 Rockefeller Plaza, a lower level of depreciation expense, and an increase in sublease income from the Bank's Florida offices.

PROVISION  FOR  INCOME  TAXES
-----------------------------

The provision for income taxes increased by $3.1 million to $9.5 million in the first nine months of 2005, from $6.4 million in the first nine months of 2004, due to an increase in pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.6% in the 2005 period, compared to 43.4% in the 2004 period.

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

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of the following: retail deposits obtained through the Bank's branch offices and through the mail; satisfactions and principal repayments of loans; the maturities and calls of securities; issuance of debentures; borrowings from the federal funds market and through FHLB advances; and cash flow provided by operating activities. For additional detail concerning the Company's cash flows, see the condensed consolidated statements of cash flows included in this report.

The Bank has and expects to continue to rely heavily on certificates of deposit (time deposits) as a source of funds. Total deposits amounted to $1.3 billion at September 30, 2005 and time deposits represented 81%, or $1.1 billion, of those deposits. Additionally, time deposits of $100,000 or more at September 30, 2005 totaled $344.2 million and included $36.6 million of brokered deposits. The Bank began accepting brokered deposits as another source of funds beginning in June 2005. The Bank must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Time deposits are the only deposit accounts offered by the Bank that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. The Bank needs to pay competitive interest rates to attract and retain time deposits to fund its loan originations. In addition, the Bank has and expects to continue to rely on capital contributions from the Holding Company to increase its capital to support its rapid asset growth. The Holding Company made a total of $32.5 million of capital contributions to the Bank during the first nine months of 2005. At September 30, 2005, the Bank had $369.5 million of time deposits maturing by December 31, 2006. The Bank expects that a substantial portion of these deposits will be renewed and stay with the Bank.

The Bank, from time to time, may borrow funds on an overnight or short-term basis to manage its liquidity needs. At September 30, 2005, the Bank had agreements with correspondent banks whereby it could borrow up to $16 million on an unsecured basis. In addition, as a member of the FHLB and FRB, the Bank can also borrow from these institutions on a secured basis. During the first nine months of 2005, the Bank borrowed a total of $46.4 million of short-term FHLB advances and overnight federal funds purchases and repaid a total of $82.4 million for a net decrease of $36.0 million from short-term borrowings outstanding at December 31, 2004. At September 30,

2005, there were no outstanding borrowings from any of the aforementioned sources. At September 30, 2005, the Bank had available collateral consisting of investment securities to support total borrowings of $229 million from the FHLB and FRB.

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

As detailed in note 7 to the condensed consolidated financial statements in this report, at September 30, 2005, $85.8 million in aggregate principal amount of Intervest Mortgage Corporation's subordinated debentures were outstanding with fixed interest rates that range from 6.25% to 9.00% per annum and maturities that range from January 1, 2006 to October 1, 2013. During the first nine months of 2005, Intervest Mortgage Corporation repaid various debentures for a total of $33.5 million ($29.1 million of principal and $4.4 million of related accrued interest payable), and issued new debentures with an aggregate principal amount of $26.0 million for net proceeds, after offering costs, of $24.1 million. At September 30, 2005, Intervest Mortgage Corporation had $12.3 million of debentures and related accrued interest payable maturing by December 31, 2006, which are expected to be repaid from cash flow generated from maturities of existing mortgage loans, ongoing operations and cash on hand. In October 2005, Intervest Mortgage Corporation notified holders of its Series 9/18/00 and Series 8/5/02 debentures due to mature on January 1, 2005 that these debentures will be redeemed on December 1, 2005. Total interest and principal of $3,786,000 will be disbursed from cash on hand.

The Holding Company's sources of funds and capital to date have been derived from the following: interest income from a limited portfolio of mortgage loans and short-term investments; monthly dividends from the Bank to service interest expense on trust preferred securities; monthly management fees from Intervest Mortgage Corporation and the Bank for providing these subsidiaries with certain administrative services; the issuance of its common stock through public offerings, exercise of outstanding common stock warrants and conversion of outstanding convertible debentures; the issuance of trust preferred securities through its wholly owned business trusts; and the direct issuance of other subordinated debentures to the public. These sources of funds are expected to continue to be available to the Holding Company. At September 30, 2005, the Holding Company had $1.3 million of debentures and related accrued interest payable maturing by December 31, 2006, which are expected to be repaid from cash on hand. The Holding Company completed in August a public offering of 1,250,000 shares of its Class A common stock for $19.75 per share and in September issued an additional 186,468 shares of Class A common stock for $19.75 per share in connection with the exercise by the underwriters of an option to purchase additional shares to cover over-allotments. The issuance of these shares, after underwriting commissions and expenses, resulted in $26.3 million of additional capital for the Company.

The Holding Company, through its wholly owned business trusts Intervest Statutory Trust I, II, III and IV, issued in December 2001, September 2003, March 2004 and September 2004, $15.0 million, respectively, of trust preferred securities for a total of $60 million at both fixed and variable rates of interest that mature in 2031 or later. The total proceeds from these securities have been invested in the Bank at various times through capital contributions. The Holding Company is required to make interest payments on the principal of those securities, which currently amount to $4.4 million annually. The Bank provides funds to Holding Company in the form of dividends for this purpose. At September 30, 2005, $43.1 million of the trust preferred securities qualified as regulatory Tier 1 capital and the remainder qualified as Tier 2 capital in the Holding Company's computation of regulatory capital.

Additional information concerning outstanding time deposits, debentures and trust preferred securities, including interest rates and maturity dates can be found in notes 6, 7 and 8 of the notes to the condensed consolidated financial statements included in this report.

At September 30, 2005, total commitments to lend aggregated to $164.5 million. Although there is no certainty, management anticipates the majority of these loan commitments will fund over the next 12 months. If all these commitments were to close, they would be funded by the sources of funds described above. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities. Management is not aware of any trends, known demand, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

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

The Bank is required to maintain regulatory defined minimum Tier 1 leverage and Tier 1and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At September 30, 2005 and December 31, 2004, management believes the Bank met its capital adequacy requirements and is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management is not aware of any conditions or events that would change the Bank's designation as a well-capitalized institution.

Information regarding the Bank's regulatory capital and related ratios is summarized as follows:

                                               At September 30,    At December 31,
                                              ------------------  -----------------
     ($ in thousands)                                2005               2004
     ------------------------------------------------------------------------------
     Tier 1 Capital                           $         152,366   $        106,724
     Tier 2 Capital                                      14,069             10,689
     ------------------------------------------------------------------------------
     Total risk-based capital                 $         166,435   $        117,413
     ------------------------------------------------------------------------------
     Net risk-weighted assets                 $       1,307,947   $        971,823
     Average assets for regulatory purposes   $       1,436,027   $      1,140,624
     ------------------------------------------------------------------------------
     Tier 1 capital to average assets                     10.61%              9.36%
     Tier 1 capital to risk-weighted assets               11.65%             10.98%
     Total capital to risk-weighted assets                12.72%             12.08%
     ------------------------------------------------------------------------------

The Holding Company on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At September 30, 2005 and December 31, 2004, management believes that the Holding Company met its capital adequacy requirements.

Information regarding the Holding Company's regulatory capital and related ratios is summarized below:

                                               At September 30,    At December 31,
                                              ------------------  -----------------
     ($ in thousands)                                2005               2004
     ------------------------------------------------------------------------------
     Tier 1 Capital (1)                       $         172,276   $        115,031
     Tier 2 Capital (1)                                  31,325             41,074
     ------------------------------------------------------------------------------
     Total risk-based capital                 $         203,601   $        156,105
     ------------------------------------------------------------------------------
     Net risk-weighted assets                 $       1,411,500   $      1,096,711
     Average assets for regulatory purposes   $       1,556,769   $      1,273,770
     ------------------------------------------------------------------------------
     Tier 1 capital to average assets                     11.07%              9.03%
     Tier 1 capital to risk-weighted assets               12.21%             10.49%
     Total capital to risk-weighted assets                14.42%             14.23%
     ------------------------------------------------------------------------------

     (1) There are $60 million of qualifying capital securities outstanding (total debentures of $61.9 million issued to Statutory Trust I, II, III and IV by the Holding Company less the Holding Company's investments in those trusts aggregating $1.9 million). At September 30, 2005 and December 31, 2004, $43.1 million and $30.0 million of those securities, respectively, was included in Tier 1 Capital, and the remaining portion was included in Tier 2 Capital.


Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At September 30, 2005 and December 31, 2004, Intervest Securities Corporation's net capital was $0.5 million.

The Federal Reserve Bank on March 1, 2005 issued a final rule that allows trust preferred securities to continue to be included in the Tier 1 capital of bank holding companies (BHC), but with stricter quantitative limits and clearer qualitative standards. The new rule provides a transition period for BHCs to meet the new, stricter limitations within regulatory capital by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009. For a further discussion of these regulatory implications, see the section entitled "Recent Accounting and Regulatory Developments" in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company's one-year positive interest rate sensitivity gap increased to $461.3 million , or 28.3% of total assets, at September 30, 2005, from $114.0 million, or 8.7% at December 31, 2004. The increase in the positive gap primarily reflects an increase in loans that reprice or mature within one year funded by time deposits with terms of more than one year. For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, the one-year gap would then change. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 39.6% at September 30, 2005, compared to a positive 22.5 % at December 31, 2004.

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

The table that follows summarizes interest-earning assets and interest-bearing liabilities as of September 30, 2005, that are scheduled to mature or reprice within the periods shown.

                                                  0-3       4-12    Over 1-4      Over 4
                                                  ---       ----    --------      ------
($ in thousands)                               Months     Months       Years       Years        Total
-----------------------------------------------------------------------------------------------------
Loans (1)                                   $530,896   $341,472   $ 386,565   $  73,669   $1,332,602
Securities held to maturity (2)               39,450    110,240      88,034           -      237,724
Short-term investments                        32,342          -           -           -       32,342
FRB and FHLB stock                             3,519          -           -       2,599        6,118
-----------------------------------------------------------------------------------------------------
Total rate-sensitive assets                 $606,207   $451,712   $ 474,599   $  76,268   $1,608,786
-----------------------------------------------------------------------------------------------------
Deposit accounts (3):
  Interest checking deposits                $  8,183   $      -   $       -   $       -   $    8,183
  Savings deposits                            23,497          -           -           -       23,497
  Money market deposits                      214,536          -           -           -      214,536
  Certificates of deposit                     75,802    262,972     520,486     191,237    1,050,497
-----------------------------------------------------------------------------------------------------
  Total deposits                             322,018    262,972     520,486     191,237    1,296,713
-----------------------------------------------------------------------------------------------------
Debentures and mortgage note payable (1)           -      7,750      81,962      63,447      153,159
Accrued interest on all borrowed funds (1)     1,672      2,198       3,013         449        7,332
-----------------------------------------------------------------------------------------------------
Total borrowed funds                           1,672      9,948      84,975      63,896      160,491
-----------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities            $323,690   $272,920   $ 605,461   $ 255,133   $1,457,204
-----------------------------------------------------------------------------------------------------
GAP (repricing differences)                 $282,517   $178,792   $(130,862)  $(178,865)  $  151,582
-----------------------------------------------------------------------------------------------------
Cumulative GAP                              $282,517   $461,309   $ 330,447   $ 151,582   $  151,582
-----------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                  17.3%      28.3%       20.3%        9.3%         9.3%
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

In this regard, the Company has begun a process to document and evaluate its internal control over financial reporting in order to satisfy these requirements. The process includes dedicating internal resources toward the adoption of a detailed work plan and will also involve the retention of outside consultants.
This process is designed to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) verify through testing that controls are functioning as documented. To date, the Company has identified certain deficiencies in the design and operating effectiveness of its internal control over financial reporting, and it believes that they have been corrected or are in the process of being corrected. Although this process is not completed, management is not aware of any "significant deficiencies" or "material weaknesses" in the Company's internals control over financial reporting, as defined in applicable Securities and Exchange Commission rules and regulations.

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

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within its established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. For a further discussion, see the section entitled "Asset and Liability Management" under Item 2 of this report.

ITEM  4.  CONTROLS  AND  PROCEDURES

The Company's management evaluated, with the participation of its Principal Executive and Financial Officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to September 30, 2005.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)  Not Applicable
(b)  Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Not Applicable
(b)  Not Applicable
(c)  Not Applicable
(d)  Not Applicable

ITEM 5. OTHER INFORMATION

On October 27, 2005, the Board of Directors of the registrant approved cash incentive awards to the following executive officers in the following amounts:
Jerome Dansker - $201,000; Lowell S. Dansker - $146,000; and Lawrence G. Bergman
- $56,000. The expense of the incentive awards will be allocated among the Company's subsidiaries. In addition, the Board of Directors extended, for an additional one-year term expiring on December 31, 2006, the employment agreements between Intervest National Bank and the following officers of Intervest National Bank, and at the following annual salaries: Raymond Sullivan ($180,000); Keith Olsen ($220,000); and John Arvonio ($180,000). The Company also extended the employment agreement between Intervest Mortgage Corporation and John Hoffmann for an additional one-year term at an annual salary of $115,000. The Company also approved the payment of bonuses to those officers as follows: Raymond Sullivan - $10,000; Keith Olsen - $10,000; John Arvonio - $10,000; and John Hoffmann - $10,000.

On September 27, 2005, Intervest Mortgage Corporation (the Company's wholly owned subsidiary and hereafter referred to as "Intervest") issued subordinated debentures in the aggregate principal amount of $12.0 million maturing as follows; $2.0 million on October 1, 2009, $4.0 million on October 1, 2011, and $6.0 million on October 1, 2013 (collectively, the "Debentures"). The Debentures were issued under an Indenture, dated as of September 1, 2005, between Intervest and The Bank of New York, as Trustee (the "Indenture"). The Debentures are general unsecured obligations of Intervest, and will be subordinated in payment of principal and interest to all senior indebtedness of Intervest, as defined in the Indenture.

Intervest may, at its option, at any time call all or any part of the Debentures (including all or any part of the Debentures of any maturity) for payment, and redeem the same at any time prior to the maturity thereof. The redemption price for Debentures will be face amount plus a 1% premium if the date of redemption is prior to April 1, 2007, or face amount if the date of redemption is on or after April 1, 2007. In all cases, the Debenture holder will also receive interest accrued to the date of redemption.

The Debentures were offered by Sage Rutty & Co., Inc. (the "Underwriter'). Intervest paid to the Underwriter a commission equal to 3% of the purchase price of Debentures due October 1, 2009, 5% of the purchase price of Debentures due October 1, 2011, and 7% of the purchase price of Debentures due October 1, 2013, which are sold by the Underwriter or participating broker/dealers. In addition, Intervest paid the Underwriter a fee equal to of 1% of the aggregate gross amount of Debentures due October 1, 2009, and 1% of Debentures due October 1, 2011 and October 1, 2013 sold in the offering, and will pay the costs and expenses of Underwriter's counsel associated with the offering of the Debentures.

Interest on the Debentures will be paid or will accrue on the first day of each calendar quarter at the following annual interest rates: 6.25% for Debentures maturing October 1, 2009, 6.5% for Debentures maturing October 1, 2011 and 7.0% for Debentures maturing October 1, 2013. If the purchaser has elected to have interest accrue, then, in addition to interest accruing on the principal balance, interest will accrue each calendar quarter on the balance of the accrued interest as of the last day of the preceding quarter at the same interest rate, with all accrued interest payable at maturity. In either event, the entire principal amount of each Debenture is payable at maturity.

A holder of Debentures will have the right, commencing in 2009, to require the Company to purchase his or her Debentures for the face amount, together with any accrued but unpaid interest through the Repurchase Date (as hereafter defined). However, the Company will not, in any calendar year, be required to purchase more than $100,000 in aggregate principal amount of each maturity of Debentures, on a non-cumulative basis. Any such repurchases will be made only once each calendar year, on October 1 of each year (the "Repurchase Date"), commencing October 1, 2009. In addition, the Indenture contains customary events of default, the occurrence of any of which could lead to an acceleration of Intervest's obligations under the Debentures.

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

                                                INTERVEST BANCSHARES CORPORATION


Date: October 27, 2005     By:  /s/ Jerome Dansker
                           -----------------------
                           Jerome Dansker, Chairman and Executive Vice President
                           (Principal Executive Officer)




Date: October 27, 2005     By:  /s/ Lowell S. Dansker
                           --------------------------
                           Lowell S. Dansker, Vice Chairman, President
                           and Treasurer
                           (Principal Financial Officer)