Form 10-K
period 2005-12-31
INTERVEST BANCSHARES CORP
filed 2006-03-08
CIK 927807

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended DECEMBER 31, 2005
                                             -----------------

                        Commission File Number 000-23377
                                               ---------

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-3699013
----------------------------------            ----------------------------------
   (State or other jurisdiction                        (I.R.S. Employer
        of incorporation)                             Identification No.)

                        ONE ROCKEFELLER PLAZA, SUITE 400
                          NEW YORK, NEW YORK 10020-2002
         ---------------------------------------------------------------
           (Address of principal executive offices including Zip Code)

                                 (212) 218-2800
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

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
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
Yes     No XX.
    --     --

Indicate  by  check  mark  if  the  registrant  is  not required to file reports
pursuant  to  Section  13  or  15(d)  of  the  Act:  Yes     No XX
                                                         --     --

Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes XX No
                                                     --     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:
Large accelerated filer       Accelerated filer       Nonaccelerated filer  XX
                        ----                    ----                       ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes    No XX.
    --    --

The aggregate market value of 3,352,954 shares of the Registrant's Class A common stock on the close of business June 30, 2005, which excludes 2,541,547 shares held by affiliates as a group, was $61,023,763. This value is based on the average bid and asked price of $18.20 per share on June 30, 2005 of the Class A common stock on the NASDAQ. All of the Class B common stock is held by affiliates.

On the close of business on June 30, 2005, there were 5,894,501 shares of the Registrant's Class A common stock and 385,000 shares of its Class B common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
================================================================================

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                         2005 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----
ITEM 1    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

ITEM 1A   Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . .    22

ITEM 1B   Unresolved Staff Comments. . . . . . . . . . . . . . . . . . . .    26

ITEM 2    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

ITEM 3    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .    27

ITEM 4    Submission of Matters to a Vote of Security Holders. . . . . . .    27

          Executive Officers and Other Key Employees . . . . . . . . . . .    27

PART II

ITEM 5    Market for Common Equity, Related Stockholder Matters and Issuer
            Purchases of Equity Securities . . . . . . . . . . . . . . . .    29

ITEM 6    Selected Consolidated Financial and Other Data . . . . . . . . .    30

ITEM 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . . .    31

ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk . . .    52

ITEM 8    Financial Statements and Supplementary Data. . . . . . . . . . .    52

ITEM 9    Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . . . . .    80

ITEM 9A   Controls and Procedures. . . . . . . . . . . . . . . . . . . . .    80

ITEM 9B   Other Information. . . . . . . . . . . . . . . . . . . . . . . .    80

PART III

ITEM 10   Directors and Executive Officers . . . . . . . . . . . . . . . .    80

ITEM 11   Executive Compensation . . . . . . . . . . . . . . . . . . . . .    80

ITEM 12   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Transactions . . . . . . . . . . . . .    80

ITEM 13   Certain Relationships and Related Transactions . . . . . . . . .    80

ITEM 14   Principal Accounting Fees and Services . . . . . . . . . . . . .    81

PART IV

ITEM 15   Exhibits and Financial Statements Schedules. . . . . . . . . . .    81

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    85

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

Business Overview
-----------------

The Company's primary business segment is banking and real estate lending. The Company's lending activities are comprised almost entirely of originating for its loan portfolio mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mix-used properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). These loans have an average life of approximately three years. The Company tends to lend in areas that are in the process of being revitalized, with a concentration of loans on properties located in New York State and the State of Florida. A significant portion of the residential properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents. The Company's business is affected by a number of factors that are discussed herein in the section entitled "Item 1A Risk Factors."

Intervest Bancshares Corporation
--------------------------------

Intervest Bancshares Corporation (the "Holding Company") is a registered financial holding company incorporated in 1993 under the laws of the State of Delaware and its Class A common stock is listed on the NASDAQ National Market (Symbol: IBCA). The Class A common stock began trading on the Nasdaq National Market on June 27, 2005. Previously, the stock had traded on the Nasdaq SmallCap Market.

The Holding Company is the parent company of Intervest National Bank (the "Bank"), Intervest Mortgage Corporation and Intervest Securities Corporation, hereafter referred to collectively as the "Company" on a consolidated basis. The Holding Company owns 100% of the outstanding capital stock of each of these entities. The Holding Company also owns 100% of the outstanding capital stock of Intervest Statutory Trust I, II, III and IV, all of which are unconsolidated entities for financial statement purposes as required by Financial Accounting Standards Board (FASB) Interpretation No. 46-R, "Consolidation of Variable Interest Entities."

The offices of the Holding Company, Intervest Mortgage Corporation, Intervest Securities Corporation and the Bank's headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002. The main telephone number is 212-218-2800.

The Holding Company's primary business is the ownership and operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending, including the participation in loans originated by the Bank. From time to time, the Holding Company also issues debt and equity securities to raise funds for working capital purposes. The Holding Company is subject to examination and regulation by the Federal Reserve Board (FRB).

At December 31, 2005, the Company had total assets of $1.7 billion, cash and security investments of $313.5 million, net loans of $1.4 billion, deposits of $1.4 billion, borrowed funds and related interest payable of $155.7 million, and stockholders' equity of $136.2 million, compared to total assets of $1.3 billion, cash and security investments of $278.6 million, net loans of $1.0 billion, deposits of $993.9 million, borrowed funds and related interest payable of $202.7 million, and stockholders' equity of $90.1 million at December 31, 2004.

Intervest National Bank
-----------------------

The Bank is a nationally chartered bank that has its headquarters and full-service banking office at One Rockefeller Plaza, Suite 400, in New York City, and a total of five full-service banking offices in Pinellas County, Florida - four in Clearwater and one in South Pasadena.

At December 31, 2005, the Bank had total assets of $1.6 billion, cash and security investments of $309.4 million, net loans of $1.3 billion, deposits of $1.4 billion, borrowed funds and related interest payable of $0.2 million, and stockholder's equity of $156.8 million, compared to total assets of $1.2 billion, cash and security investments of $269.8 million, net loans of $900.8 million, deposits of $1.0 billion, borrowed funds and related interest payable of $36.3 million and stockholder's equity of $111.3 million at December 31, 2004.

The Bank provides a variety of personalized commercial and consumer banking services to small and middle-market businesses and individuals. The Bank attracts deposits from the areas served by its banking offices. The Bank also provides internet banking through its web site: www.intervestnatbank.com, which attracts deposit customers from within as well as outside its primary market areas. The deposits, together with funds derived from other sources, are mainly used to originate mortgage loans secured by commercial and multifamily real estate properties and to purchase investment securities. The information on the aforementioned web site is not and should not be considered part of this report and is not incorporated by reference in this report.

The Bank's revenues are primarily derived from interest and fees received from originating loans, and from interest and dividends earned on securities and other short-term investments. The principal sources of funds for the Bank's lending activities are deposits, repayment of loans, maturities and calls of securities and cash flow generated from operations. The Bank's principal expenses are interest paid on deposits and operating and general and administrative expenses.

The Bank's deposit flows and the rates paid thereon are influenced by interest rates on competing investments available to depositors and general market rates of interest. The Bank's lending activities are affected by the interest rates it charges on loans, customer demand for loans, the supply of money available for lending purposes, the rates offered by its competitors and the terms and credit risks associated with the loans. The Bank faces strong competition in the attraction of deposits and in the origination of loans. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent permitted by law.

The Bank's operations are significantly influenced by general and local economic conditions, particularly those in the New York City metropolitan area and the State of Florida where most of the properties that secure its mortgage loans are concentrated, and by related monetary and fiscal policies of banking regulatory agencies, including the FRB and FDIC. The Bank is also subject to the supervision, regulation and examination of the Office of the Comptroller of the Currency of the United States of America (OCC).

The Bank has an agreement that expires in 2014 with Fidelity Information Services, a division of Fidelity National Financial, to provide the Bank with its core data processing using the Kirchman Bankway software, a product of the Kirchman Corporation, which is a division of Metavante Corporation. Management believes that these entities will continue to be able to provide data processing services to support the Bank's current and future needs.

Intervest Mortgage Corporation
------------------------------

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

At December 31, 2005, Intervest Mortgage Corporation had total assets of $115.8 million, cash and short-term investments of $27.9 million, net loans of $82.5 million, debentures and related interest payable of $87.4 million, and stockholder's equity of $26.6 million, compared to total assets of $122.5 million, cash and short-term investments of $17.2 million, net loans of $100.5 million, debentures and related interest payable of $97.1 million and stockholder's equity of $23.5 million, at December 31, 2004.

Intervest Mortgage Corporation's business is significantly influenced by the movement of interest rates, general and local economic conditions, particularly those in the New York City metropolitan area where most of the properties that secure its mortgage loans are concentrated, and by the volume of origination services it provides to the Bank, whose business is also affected by similar factors. Intervest Mortgage Corporation receives a fee from the Bank for the origination services it provides to the Bank, the amount of which is eliminated in the Company's consolidated financial statements. As the Bank's mortgage loan portfolio has grown, service fee income from the Bank has comprised an increasing percentage of Intervest Mortgage Corporation's income.

Intervest Securities Corporation
--------------------------------

Intervest Securities Corporation is a broker/dealer and a member of the National Association of Securities Dealers (NASD). The business activities of Intervest Securities Corporation have not, to date, been material. Its revenues have been derived from participating as a selected dealer from time to time in offerings of debt securities of the Company, primarily those of Intervest Mortgage Corporation. At December 31, 2005, Intervest Securities Corporation had total assets of $0.5 million and its stockholder's equity amounted to $0.5 million.

Intervest Statutory Trusts
--------------------------

Intervest Statutory Trust I, II, III and IV were formed for the sole purpose of issuing and administering trust preferred securities. Intervest Statutory Trust I, II, III and IV issued in December 2001, September 2003, March 2004 and September 2004, respectively, $15.0 million of trust preferred securities for a total of $60.0 million. The trusts do not conduct any trade or business. See note 9 to the consolidated financial statements included in this report for a further discussion of the trusts.

BUSINESS STRATEGY

Management is committed to the continued growth of the Company through the continued origination of multifamily residential and commercial real estate loans. The Company expects primarily to utilize the relationships it has developed both with its borrowers and with the brokers with whom it has done business as a source of new loans. Management believes that its ability to rapidly and efficiently process and close loans gives the Company a competitive advantage. While the Company's primary lending activities have been in the commercial and multifamily real estate areas, management will also explore opportunities to diversify revenues, including the possible sale of participations in the Company's loans to third parties, while retaining the servicing of such loans. Management will also evaluate the possibility of growth and expansion through acquisitions both within and outside the Company's primary market areas.

MARKET AREA

The Bank's primary deposit gathering and lending markets are concentrated in the communities surrounding its offices. The Bank's primary market area for its New York office is considered to be the New York metropolitan area, consisting of the five boroughs of New York City and the areas surrounding New York City. The primary market area of the Bank's Florida offices is considered to be Pinellas County, which is the most populous county in the Tampa Bay area of Florida.
Additionally, the area has many seasonal residents. The Tampa Bay area is located on the West Coast of Florida, midway up the Florida peninsula. The major cities in the area are Tampa (Hillsborough County) and St. Petersburg and Clearwater (Pinellas County). Management believes that all of the Bank's offices are located in areas serving small and mid-sized businesses and serving middle and upper income communities. The Bank's deposit-gathering market also includes its web site on the internet: www.intervestnatbank.com, which attracts deposit customers from both within and outside the Bank's primary market areas.

Intervest Mortgage Corporation's lending activities have also been concentrated in the New York City metropolitan region. Both the Bank and Intervest Mortgage Corporation originate loans on properties in other states, including Alabama, Connecticut, Florida, Georgia, Indiana, Kentucky, Massachusetts, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Virginia and Washington D.C.

The properties securing the Company's mortgage loans may be located in sections of the cities in its market area that are being revitalized or redeveloped. A large number of the loans in New York are secured by properties located in Manhattan, Brooklyn and the Bronx. A large number of the loans in Florida are secured by properties located in Clearwater, Tampa, Fort Lauderdale, Miami, Orlando and St. Petersburg.

COMPETITION

In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with large financial holding companies, have substantially greater financial and marketing resources and lending limits, and may offer services that the Bank does not currently provide. In addition, many of the Bank's nonbank competitors are not subject to the same extensive federal regulations that govern financial holding companies and federally insured banks. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. An increase in the general availability of funds may increase competition in the origination of mortgage loans and may reduce the yields available therefrom.

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

LENDING ACTIVITIES

General
-------

The volume of the Company's loan originations is dependent on the interest rates it charges on loans, customer demand for loans, the supply of money available for lending purposes, the rates offered by its competitors and the terms and credit risks associated with the loans. The Company's lending activities emphasize the origination of first and second mortgage loans secured by commercial and multifamily real estate properties. The Company's senior management team has substantial experience in commercial and multifamily real estate lending. To a very limited extent, the Bank also offers single-family residential mortgage loans, commercial loans and consumer loans. To date such lending has not been emphasized by the Bank and its current portfolio of such loans is insignificant. The Bank does not expect to become active in such lending.

The Bank's lending activities are conducted pursuant to written policies and defined lending limits. In originating loans, the Bank places emphasis on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. Generally, all loans originated by the Bank must be reviewed and approved by the Bank's Loan Committee, which is currently comprised of four members of the Board of Directors, three of which are also executive officers and major stockholders of the Holding Company. As a national bank, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral.

Intervest Mortgage Corporation is not a bank and is therefore not subject to the same degree of regulation as applies to the Bank. It does not have formal policies regarding the percentage of its assets that may be invested in any single or type of mortgage loan, the geographic location of properties collateralizing those mortgages or limits to amounts to any one borrower, loan-to-value ratios and debt service coverage ratios. It also does not have a loan committee or a formal loan approval process. With respect to loans originated by Intervest Mortgage Corporation, all underwriting and lending decisions are made by the executive officers of the Holding Company. Its real estate mortgage loans consist of first mortgage loans and junior mortgage loans. Junior mortgages normally have greater risks than first mortgages. Like the Bank, Intervest Mortgage Corporation also considers the borrower's experience in owning or managing similar properties and its lending experience with the borrower when originating loans. The Holding Company has also, from time to time, made a limited amount of mortgage loans.

At December 31, 2005, nearly all of the Company's loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mix-used properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). At December 31, 2005, such loans consisted of 529 loans with an aggregate principal balance of $1.4 billion and an average principal size of $2.6 million. Loans with principal balances of $5.0 million or more aggregated to 69 loans or $639.3 million, with the largest loan amounting to $20.0 million.

The following table sets forth information regarding the Company's loan portfolio:

                                                                    At December 31,
                                                                    ---------------
($ in thousands)                                 2005         2004        2003       2002       2001
-------------------------------------------------------------------------------------------------------

Commercial real estate loans                  $  735,650   $  601,512   $344,071   $275,096   $183,167
Residential multifamily loans                    538,760      403,613    310,650    214,515    182,569
Land development and other land loans            105,251       19,198     20,526      1,890      2,485
Residential 1-4 family loans                         100          984      1,628      1,953      2,404
Commercial business loans                          1,089        1,215      1,662      1,608      1,363
Consumer loans                                       194          221        319        240        286
                                              ---------------------------------------------------------
Loans receivable                               1,381,044    1,026,743    678,856    495,302    372,274
Deferred loan fees                               (13,058)     (11,347)    (7,731)    (5,390)    (3,748)
                                              ---------------------------------------------------------
Loans receivable, net of deferred fees         1,367,986    1,015,396    671,125    489,912    368,526
Allowance for loan losses                        (15,181)     (11,106)    (6,580)    (4,611)    (3,380)
-------------------------------------------------------------------------------------------------------
Loans receivable, net (1)                     $1,352,805   $1,004,290   $664,545   $485,301   $365,146
-------------------------------------------------------------------------------------------------------
Loans included above that were
  on a nonaccrual status at year end (2)      $      750   $    4,607   $  8,474   $      -   $  1,243
-------------------------------------------------------------------------------------------------------
Accruing loans included above which are
  contractually past due 90 days or more (2)  $    2,649   $        -   $      -   $      -   $      -
Interest income not recorded on loans that
  were on nonaccrual status during the year   $       75   $      236   $    339   $     29   $     51
-------------------------------------------------------------------------------------------------------

(1)  During  the periods presented, there were no "troubled debt restructurings" as defined in SFAS No.
     15,  or known information about possible credit problems of borrowers which would cause management to  have  serious  doubts  as  to  the  ability  of such borrowers to comply with the present loan repayment  terms.

(2)  Represents multifamily and commercial real estate loans.

The following table sets forth the scheduled contractual principal repayments of the loan portfolio by type:

                                                           At December 31, 2005
                                                           --------------------
                                        Due Within     Due Over One        Due Over
($ in thousands)                         One Year    to Five Years (1)   Five Years (1)     Total
----------------------------------------------------------------------------------------------------
Commercial real estate loans            $   224,666  $          405,113  $       105,871  $  735,650
Residential multifamily loans               127,440             363,981           47,339     538,760
Land development and other land loans        66,773              36,418            2,060     105,251
Residential 1-4 family loans                      -                   -              100         100
Commercial business loans                       773                 316                -       1,089
Consumer loans                                   97                  77               20         194
----------------------------------------------------------------------------------------------------
Total                                   $   419,749  $          805,905  $       155,390  $1,381,044
----------------------------------------------------------------------------------------------------

(1)  At  December  31,  2005,  $654 million of loans with adjustable rates and $307 million of loans with  fixed  rates  were  due  after  one  year.

The following table sets forth the types of properties securing the mortgage loan portfolio at December 31, 2005:

           ($ in thousands)                             Amount
          -----------------------------------------------------
          Commercial Real Estate:
            Retail stores                            $  266,965
            Office buildings                            198,326
            Industrial/warehouse                        134,817
            Hotels                                       80,665
            Mobile home parks                            26,173
            Parking lots/garages                          8,367
            Other                                        20,337
          Residential Multifamily (5 or more units)     536,624
          Residential All Other                           2,236
          Vacant Land                                   105,251
          -----------------------------------------------------
          Total                                      $1,379,761
          -----------------------------------------------------

The following table sets forth the scheduled contractual principal repayments of the loan portfolio in the aggregate:

                                                At December 31,
                                                ---------------
($ in thousands)               2005        2004       2003      2002      2001
--------------------------------------------------------------------------------
Within one year             $  419,749  $  227,889  $133,137  $103,398  $ 85,447
Over one to five years         805,905     645,050   430,783   305,013   221,435
Over five years                155,390     153,804   114,936    86,891    65,392
--------------------------------------------------------------------------------
                            $1,381,044  $1,026,743  $678,856  $495,302  $372,274
--------------------------------------------------------------------------------

The following table sets forth the activity in the Company's loan portfolio in the aggregate:

                                                             For the Year Ended December 31,
                                                             -------------------------------
($ in thousands)                                 2005         2004         2003        2002       2001
---------------------------------------------------------------------------------------------------------
Loans receivable, net, at beginning of year   $1,004,290   $  664,545   $ 485,301   $ 365,146   $263,558
  Loans originated                               706,672      626,252     378,630     233,689    195,754
  Principal repayments                          (352,371)    (278,365)   (195,076)   (110,661)   (91,785)
  Recoveries                                           -            -           -        (107)         -
  Chargeoffs                                           -            -           -         150          -
  Increase in deferred loan fees                  (1,711)      (3,616)     (2,341)     (1,642)    (1,769)
  Provision for loan losses                       (4,075)      (4,526)     (1,969)     (1,274)      (612)
---------------------------------------------------------------------------------------------------------
Loans receivable, net, at end of year         $1,352,805   $1,004,290   $ 664,545   $ 485,301   $365,146
---------------------------------------------------------------------------------------------------------

The following table sets forth the geographic distribution of the loan portfolio at December 31 as follows:

                                   2005                2004              2003              2002              2001
                           ------------------  ------------------  ----------------  ----------------  ----------------
                                        % of                % of              % of              % of              % of
($ in thousands)             Amount    Total     Amount    Total    Amount   Total    Amount   Total    Amount   Total
-----------------------------------------------------------------------------------------------------------------------
New York                   $  896,746     65%  $  729,301     71%  $435,790     64%  $278,280     56%  $192,256     52%
Florida                       323,764     24      198,823     19    189,802     28    184,257     37    145,660     39
Connecticut & New Jersey       84,373      6       51,186      5     39,681      6     21,991      5     24,875      7
All Other                      76,161      5       47,433      5     13,583      2     10,774      2      9,483      2
-----------------------------------------------------------------------------------------------------------------------
                           $1,381,044    100%  $1,026,743    100%  $678,856    100%  $495,302    100%  $372,274    100%
-----------------------------------------------------------------------------------------------------------------------

Real  Estate  Mortgage  Lending
-------------------------------

Commercial and multifamily real estate lending is generally considered to have more credit risk than 1-4 family residential lending because these loans tend to involve larger loan balances to single borrowers and their repayment is typically dependent upon the successful operation of the underlying real estate for income-producing properties. In addition, loans on substantially vacant properties and vacant land typically have limited or no income streams and depend upon other sources of cash flow from the borrower for repayment.

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

The Company's mortgage loans on commercial and multifamily real estate properties are normally originated for terms of no more than 10 years, with the entire portfolio having an average life of approximately three years. Many of the loans have variable interest rates that are based on the prime rate. In addition, the floating-rate loans have a "floor," or minimum rate, that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan's interest rate. This feature reduces the effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward. However, the Company may nonetheless experience loan prepayments, the amount of which cannot be predicted, and reinvestment risk of the resulting proceeds.

As part of the Bank's written policies for real estate loans, loan-to-value ratios (the ratio that the original principal amount of the loan bears to the lower of the purchase price or appraised value of the property securing the loan at the time of origination) on new loans originated by the Bank typically do not exceed 80%. Debt service coverage ratios (the ratio of the net operating income generated by the property securing the loan to the required debt service) on new loans typically are not less than 1.2 times. However, the Bank has increasingly originated and expects to continue to originate mortgage loans on substantially vacant properties and vacant land for which there is limited or no cash flow being generated by the operation of the underlying real estate.

While the Company may require guarantees from the principals of its borrowers, loans are often made on a limited recourse basis. The Company does have some nonrecourse loans in its loan portfolio. Under the terms of nonrecourse mortgages, the owner of the property subject to the mortgage has no personal obligation to pay the mortgage note which the mortgage secures. Therefore, in the event of a default, the Company's ability to recover its investment is solely dependent upon the value of the mortgaged property. The Company's mortgage loans are also not insured or guaranteed by governmental agencies.

Intervest Mortgage Corporation's loan portfolio includes junior mortgages, which at December 31, 2005 amounted to 36 junior mortgages, which constituted approximately 34%, or $28.2 million, of the aggregate principal amount of its loan portfolio. Junior mortgages are subordinate in right of repayment to the senior mortgage on the property. As a result, in the event of a default on a senior mortgage secured by the property, the holder of the senior mortgage may independently commence foreclosure proceedings. In such an event, a junior mortgage holder must often cure the default in order to prevent foreclosure. If there is a foreclosure on the senior mortgage, the owner of the junior mortgage is only entitled to share in liquidation proceeds after all amounts due to senior lienholders have been fully paid. Actual proceeds available for distribution upon foreclosure may not be sufficient to pay all sums due on the senior mortgage, other senior liens and the junior mortgage, and the costs and fees associated with the foreclosure proceedings. At December 31, 2005, nearly all of the junior mortgages held by Intervest Mortgage Corporation were on properties where the Bank holds the senior mortgage.

Loan  Solicitation  and  Processing
-----------------------------------

The Company's loan originations are derived primarily from referrals from mortgage brokers and existing customers and borrowers and, to a lesser extent, from direct solicitation by its officers, advertising in newspapers and trade journals, and walk-in customers. The mortgage brokers receive a fee from the borrower upon the funding of the loans by the Company. Historically, mortgage brokers have been the source of substantially all of the multi-family residential and commercial real estate loans originated by the Company.

The underwriting procedures for the Company normally require the following: physical inspections of the properties being considered for mortgage loans; mortgage title insurance; fire and casualty insurance and environmental surveys. In addition, the Bank requires an appraisal of the property securing the loan to determine the property's adequacy as collateral performed by an appraiser approved by the Bank. Intervest Mortgage Corporation does not have an appraisal requirement and often appraisals are not obtained. Analyses are also performed for relevant real property and financial factors, which may include: the condition and use of the subject property; the property's income-producing capacity; and the quality, experience and creditworthiness of the property's owner. For commercial and consumer loans, upon receipt of a loan application from a prospective borrower, a credit report and other verifications are obtained to substantiate specific information relating to the applicant's employment income and credit standing.

The Bank has a servicing agreement with Intervest Mortgage Corporation whereby Intervest Mortgage Corporation provides the Bank with mortgage loan origination services for a monthly fee that is based on loan origination volumes. The services include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Bank's underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. The services are performed by Intervest Mortgage Corporation's personnel and the related expenses are borne by Intervest Mortgage Corporation. The agreement renews each January 1 unless terminated by either party. The Bank paid $5.1 million, $4.3 million and $2.3 million in 2005, 2004 and 2003, respectively, to Intervest Mortgage Corporation in connection with this servicing agreement, all of which is eliminated in the Company's consolidated financial statements. As a result of this agreement, origination services for the entire Company are furnished by the same staff.

Loan  Origination,  Loan  Fees and Prepayment Income From the Early Repayment of
--------------------------------------------------------------------------------
Loans.
------

The Company normally charges loan origination fees on the mortgage loans it originates based on a percentage of the principal amount of the loan. These fees are normally comprised of a fee that is received from the borrower at the time the loan is originated and another similar fee that is contractually due when the loan is repaid. The total fees, net of related direct loan origination costs, are deferred and amortized over the contractual life of the loan as an adjustment to the loan's yield. At December 31, 2005, the Company had $13.1 million of net unearned loan fees and $10.9 million of loan fees receivable. The Company also earns other fee income from the servicing of its loans.

Many of the Company's mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and interest in certain cases. The amount and timing of, as well as income from loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. The Company earned prepayment income from the early repayment of loans of $5.1 million in 2005, $3.5 million in 2004 and $2.3 million in 2003.

Temporary  Investments  in  Loans  and  Loan  Participations
------------------------------------------------------------

From time to time, Intervest Mortgage Corporation may originate a real estate mortgage loan in its own name and temporarily hold such loan in its portfolio for a short period, subsequently transferring the loan to the Bank at cost. In addition, from time to time, the Holding Company or Intervest Mortgage Corporation may purchase a participation in a real estate mortgage loan originated by the Bank. All participations are purchased at face value and the interest of the participant in the collateral securing the loan is pari passu with the Bank. The above transactions are undertaken to provide the Bank additional flexibility in originating loans.

REAL  ESTATE  INVESTING  ACTIVITIES

The Company may purchase equity interests in real property or acquire such equity interests pursuant to a foreclosure of a mortgage in the normal course of business, as a result of which the Company may acquire and retain title to properties either directly or through a subsidiary. Except for any pending foreclosures, no such transactions are presently pending. The Company would also consider the expansion of its business through investments in or acquisitions of other companies engaged in real estate or mortgage business activities. Although the Company has not previously made acquisitions of real property (other than purchases in connection with the operation of the bank's offices or properties acquired through foreclosure), senior management has had substantial experience in the acquisition and management of properties.

ASSET QUALITY

The Company considers asset quality to be of primary importance to its business and has procedures in place designed to mitigate the risks associated with its lending activities. After a loan is originated, various steps are undertaken (such as a physical inspection of the subject property on an annual basis and periodic reviews of loan files in order to monitor loan documentation and the value of the property securing the loan) with the objective of quickly identifying, evaluating and initiating corrective actions if necessary. The Company also engages in the constant monitoring of the payment status of its outstanding loans and pursues a timely follow-up on any delinquencies, including initiating collection procedures when necessary. Late fees are assessed on delinquent loan payments.

All loans are subject to the risk of default, otherwise known as credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers. A borrower's ability to make payments due under a mortgage loan is dependent upon the risks associated with real estate investments in general, including the following: general or local economic conditions in the areas the properties are located, neighborhood values, interest rates, real estate tax rates, operating expenses of the mortgaged properties, supply of and demand for rental units, supply of and demand for properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental rules, regulations and fiscal policies. Additionally, terrorist acts and armed conflicts, such as the war on terrorism, and natural disasters, such as hurricanes, may have an adverse impact on economic conditions. Economic conditions affect the market value of the mortgaged properties underlying the Company's loans as well as the levels of rent and occupancy of income-producing properties.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities or on properties located in a particular geographic area. The Company's loan portfolio has historically been concentrated in commercial real estate and multifamily mortgage loans (including land loans), which represented 99.9% of the total loan portfolio at December 31, 2005. The properties underlying the Company's mortgage loans are also concentrated in two states, New York and Florida, or 65% and 24%, respectively, of the total dollar amount of loans outstanding at December 31, 2005. Many of the properties in New York State are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents. As such, these properties, are not affected by the general movement of real estate values in the same manner as other income-producing properties. Many of the properties securing the Company's loans are located in sections of the cities in its market areas that are being revitalized or redeveloped.

Loans are placed on nonaccrual status when principal or interest becomes 90 days or more past due unless the loan is well secured and in the process of collection. At December 31, 2005, $0.7 million of loans were on a nonaccrual status, compared to $4.6 million at December 31, 2004. These loans were considered impaired under the criteria of SFAS No.114 but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded its recorded investment. At December 31, 2005 and 2004, there were no other impaired loans. With respect to two loans on nonaccual status at December 31, 2005, the borrower declared bankruptcy and the Bankruptcy Trustee has sold the properties collateralizing the loans. The proceeds of the sale are sufficient to provide for repayment of the Company's recorded investment and the Company is taking appropriate action to obtain the proceeds from the Bankruptcy Trustee.

At December 31, 2005, there were $2.6 million of loans ninety days past due and still accruing interest since they were deemed by management to be well secured and in the process of collection. During January 2006, one of those loans amounting to $1.1 million was repaid in full. Based upon discussions with the remaining borrowers, it is anticipated that the remaining loans will be repaid in full or refinanced in the near term. There were no loans classified as such at December 31, 2004. At December 31, 2005, the allowance for loan losses amounted to $15.2 million, compared to $11.1 million at December 31, 2004.

In the last five years, the Company has experienced only one loan chargeoff from its lending activities amounting to $150,000 that was related to a commercial real estate property located in Florida that was acquired by the Bank through foreclosure. There can be no assurance however, that a downturn in real estate values and local economic conditions, as well as other factors such as those discussed above, would not have an adverse impact on the Company's asset quality and future level of nonperforming assets, chargeoffs and profitability.

The following table sets forth information regarding the activity in the allowance for loan losses:

                                                                   At December 31,
                                                                   ---------------
($ in thousands)                                 2005         2004        2003       2002       2001
-------------------------------------------------------------------------------------------------------
Allowance at beginning of year (1)            $   11,106   $    6,580   $  4,611   $  3,380   $  2,768
Provision charged to operations                    4,075        4,526      1,969      1,274        612

Chargeoffs - commercial real estate loan (2)           -            -          -       (150)         -
Recoveries - commercial real estate loan (3)           -            -          -        107          -
                                              ---------------------------------------------------------
Net chargeoffs                                         -            -          -        (43)         -
-------------------------------------------------------------------------------------------------------
Allowance at end of year (1)                  $   15,181   $   11,106   $  6,580   $  4,611   $  3,380
-------------------------------------------------------------------------------------------------------
Total loans, net of deferred fees             $1,367,986   $1,015,396   $671,125   $489,912   $368,526
Average loans outstanding during the year     $1,206,089   $  867,724   $585,556   $439,241   $315,148
Ratio of allowance to net loans receivable          1.11%        1.09%      0.98%      0.94%      0.92%
Ratio of net chargeoffs to average loans               -            -          -          -          -
-------------------------------------------------------------------------------------------------------

(1)  Nearly  all  the  allowance  for  loan  losses  is  allocated  to  real  estate  loans.
(2)  The  amount  for  2002  represents  a  chargeoff  taken  in  connection  with  the  transfer  of a nonperforming  loan  to  foreclosed  real  estate.
(3)  The  amount  for  2002  represents  proceeds received from the sale of collateral from a loan that was  charged  off  prior  to  1997.

INVESTMENT ACTIVITIES

The Company invests in securities after satisfying its liquidity objectives and lending commitments. The Company's investment policy is designed to provide and maintain liquidity, without incurring undue interest rate risk and credit risk. As a result, the Company has historically purchased securities that are issued directly by the U.S. government or one of its agencies that have adjustable rates or that have fixed rates with short- to intermediate-maturity terms. Such securities have a significantly lower credit risk than the Company's loan portfolio as well as lower yields. The Company's goal is to maintain a securities portfolio with a short weighted-average life (one to five years), which allows for the resulting cash flows to either be reinvested in securities at current market interest rates, used to fund loan growth or pay off short-term borrowings as needed. Securities as to which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost.

The table that follows depicts the amortized cost (carrying value), contractual maturities and weighted-average yields regarding the Bank's portfolio of securities held to maturity. The table excludes FHLB and FRB stock investments required by the Bank in order to be a member of the FHLB and FRB.

                                    Due                  Due                   Due
                                    ---                  ---                   ---
                                 One Year         After One Year to    After Five Years to
                                 --------         -----------------    -------------------
                                  or Less             Five Years             Ten Years              Total
                                  -------             ----------             ---------              -----
                           Carrying      Avg.    Carrying      Avg.    Carrying      Avg.    Carrying      Avg.
($in thousands)              Value      Yield      Value      Yield      Value      Yield      Value      Yield
-----------------------------------------------------------------------------------------------------------------
At December 31, 2005:
---------------------
U.S. government agencies   $ 124,413      2.71%  $ 127,095      3.79%  $       -       -  %  $ 251,508      3.26%
At December 31, 2004:
---------------------
U.S. government agencies   $  84,586      1.81%  $ 164,302      2.59%  $       -       -  %  $ 248,888      2.33%
At December 31, 2003:
---------------------
U.S. government agencies   $  70,026      1.68%  $  82,797      1.81%  $       -       -  %  $ 152,823      1.75%
At December 31, 2002:
---------------------
U.S. government agencies   $  75,566      2.52%  $  70,128      2.25%  $       -       -  %  $ 145,694      2.39%
At December 31, 2001:
---------------------
U.S. government agencies   $  79,411      2.85%  $  19,746      3.02%  $       -       -  %  $  99,157      2.89%
-----------------------------------------------------------------------------------------------------------------

From time to time, a securities available-for-sale portfolio may be maintained by the Bank for securities that are held for indefinite periods of time for use by management as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates or other factors. These securities are classified as available for sale and are carried at estimated fair value. The Bank has not had any securities classified as available for sale since 2002. The Company does not engage in trading activities.

The Company also invests in various money market instruments (including overnight and term federal funds, short-term bank commercial paper and certificate of deposits) to temporarily invest funds resulting from deposit-gathering activities, normal cash flow from operations and sales of debentures. Cash and short-term investments at December 31, 2005 amounted to $56.7 million compared to $24.6 million at December 31, 2004.

SOURCES OF FUNDS

The Bank's primary sources of funds consist of the following: retail deposits obtained through its branch offices and through the mail, principal repayments from loans; maturities and calls of securities; and cash generated by operating activities. In addition, the Bank has from time to time borrowed funds on a short-term basis from the FHLB and the federal funds market to manage its liquidity needs. The Bank has also received capital contributions from the Holding Company.

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

The Bank has and expects to continue to rely heavily on certificates of deposit (time deposits) as a source of funds. Total deposits amounted to $1.4 billion at December 31, 2005 and time deposits represented 81%, or $1.1 billion, of those deposits. Additionally, time deposits of $100,000 or more at December 31, 2005 totaled $371.8 million and included $40.5 million of brokered deposits. The Bank began accepting brokered deposits as another source of funds beginning in June 2005. Brokered deposits are sold by an investment firm, which is paid a fee by the Bank for placing the deposit. The Bank must maintain its status as well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Time deposits are the only deposit accounts offered by the Bank that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. The Bank needs to pay competitive interest rates to attract and retain time deposits to fund its loan originations.

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

The following table sets forth the distribution of deposit accounts by type:

                                                                   At December 31,
                                                                   ---------------
                                  2005               2004               2003               2002              2001
                          -------------------  -----------------  -----------------  -----------------  -----------------
                                       % of               % of               % of               % of               % of
($ in thousands)            Amount     Total    Amount    Total    Amount    Total    Amount    Total    Amount    Total
-------------------------------------------------------------------------------------------------------------------------
Demand                    $    9,188     0.7%  $  6,142     0.6%  $  6,210     0.9%  $  5,924     1.2%  $  5,550     1.5%
Interest checking              7,202     0.5     15,051     1.5      9,146     1.4     10,584     2.1     10,204     2.8
Savings                       17,351     1.3     27,359     2.8     30,784     4.6     30,174     6.0     24,624     6.8
Money Markets                223,075    16.2    200,549    20.2    162,214    24.0    134,293    26.5     80,594    22.2
Certificates of deposit    1,118,514    81.3    744,771    74.9    467,159    69.1    324,983    64.2    241,465    66.7
-------------------------------------------------------------------------------------------------------------------------
                          $1,375,330   100.0%  $993,872   100.0%  $675,513   100.0%  $505,958   100.0%  $362,437   100.0%
-------------------------------------------------------------------------------------------------------------------------

At December 31, 2005, 2004, 2003, 2002 and 2001, individual retirement account deposits totaled $163.2 million, $113.3 million, $74.2 million, $53.3 million and $28.2 million respectively, nearly all of which were certificates of deposit.

The following table sets forth total deposits by office:

                                                At December 31,
                                                ---------------
($ in thousands)                 2005       2004      2003      2002      2001
--------------------------------------------------------------------------------
New York Main Office          $  712,181  $497,717  $347,088  $233,312  $132,107
Florida Offices                  663,149   496,155   328,425   272,646   230,330
--------------------------------------------------------------------------------
                              $1,375,330  $993,872  $675,513  $505,958  $362,437
--------------------------------------------------------------------------------

The following table sets forth certificate of deposits by maturity:

                                                                   At December 31,
                                                                   ---------------
                                   2005               2004               2003               2002              2001
                           -------------------  -----------------  -----------------  -----------------  -----------------
                                        Wtd-               Wtd-               Wtd-               Wtd-               Wtd-
                                        Avg                Avg                Avg                Avg                Avg
                                       Stated             Stated             Stated             Stated             Stated
($ in thousands)             Amount     Rate     Amount    Rate     Amount    Rate     Amount    Rate     Amount    Rate
--------------------------------------------------------------------------------------------------------------------------
Within one year            $  381,968    3.77%  $269,553    2.84%  $182,693    2.75%  $122,890    3.51%  $144,739    5.00%
Over one to two years         259,698    4.30    119,780    3.43     90,936    3.64     57,895    4.18     45,512    4.95
Over two to three years       126,546    4.13    134,409    4.48     30,094    4.43     31,281    5.53     14,954    5.82
Over three to four years      160,344    4.43     75,317    4.06     89,085    4.83     17,730    5.32     16,903    6.84
Over four years               189,958    4.69    145,712    4.48     74,351    4.20     95,187    4.92     19,357    5.61
--------------------------------------------------------------------------------------------------------------------------
                           $1,118,514    4.18%  $744,771    3.68%  $467,159    3.66%  $324,983    4.33%  $241,465    5.22%
--------------------------------------------------------------------------------------------------------------------------

The following table sets forth the maturities of certificates of deposit in denominations of $100,000 or more:

                                                        At December 31,
                                                        ---------------
($ in thousands)                        2005       2004       2003       2002      2001
-----------------------------------------------------------------------------------------
Due within three months or less       $ 30,165   $ 15,761   $  7,514   $ 7,508   $10,332
Due over three months to six months     25,109     24,450      7,446     6,122     4,483
Due over six months to one year         65,077     40,351     31,459    13,033    18,401
Due over one year                      251,403    135,314     76,644    46,209    20,529
-----------------------------------------------------------------------------------------
Total                                 $371,754   $215,876   $123,063   $72,872   $53,745
-----------------------------------------------------------------------------------------
As a percentage of total deposits         27.0%      21.7%      18.2%     14.4%     14.8%
-----------------------------------------------------------------------------------------

The following table sets forth net deposit flows:

                                                For the Year Ended December 31,
                                                -------------------------------
($ in thousands)                          2005      2004      2003      2002     2001
---------------------------------------------------------------------------------------
Net increase before interest credited   $338,053  $292,667  $151,138  $126,230  $45,078
Net interest credited                     43,405    25,692    18,417    17,291   17,118
---------------------------------------------------------------------------------------
Net deposit increase                    $381,458  $318,359  $169,555  $143,521  $62,196
---------------------------------------------------------------------------------------

From time to time, the Bank may borrow funds on an overnight or short-term basis to manage its liquidity needs. At December 31, 2005, the Bank had agreements with correspondent banks whereby it could borrow up to $16 million on an unsecured basis. In addition, as a member of the FHLB and FRB, the Bank could also borrow from these institutions on a secured basis. At December 31, 2005, the Bank had available collateral consisting of investment securities to support total borrowings of $243 million from the FHLB and FRB. At December 31, 2005, there were no outstanding borrowings from any of these sources.

The following is a summary of certain information regarding short-term borrowings in the aggregate:

                                                        For the Year Ended December 31,
                                                        -------------------------------
($ in thousands)                                        2005         2004         2003
------------------------------------------------------------------------------------------
Balance at period end                                $        -   $   36,000   $        -
Maximum amount outstanding at any month end          $   17,000   $   36,000   $        -
Average outstanding balance for the period           $    4,871   $    1,914   $        -
Weighted-average interest rate paid for the period         2.85%        2.08%           -%
Weighted-average interest rate at period end                  -%        2.56%           -%
------------------------------------------------------------------------------------------

Intervest Mortgage Corporation's principal sources of funds for investing consist of borrowings (through the issuance of its debentures to the public), mortgage repayments and cash flow generated from operations, including fee income received from the Bank for loan origination services performed for the Bank. From time to time, it has also received capital contributions from the Holding Company.

The Holding Company's principal sources of funds has been derived from the following: interest income from a limited portfolio of mortgage loans and short-term investments; monthly dividends from the Bank to service interest expense on trust preferred securities; monthly management fees from Intervest Mortgage Corporation and the Bank for providing these subsidiaries with certain administrative services; the issuance of its common stock through public offerings, exercise of outstanding common stock warrants; the issuance of trust preferred securities through its wholly owned business trusts; and the direct issuance of other subordinated debentures to the public.

The following table summarizes debentures and related accrued interest payable outstanding:

                                                                                  At December  31,
                                                                                  ----------------
($ in thousands)                                                    2005      2004      2003      2002      2001
------------------------------------------------------------------------------------------------------------------
Intervest Mortgage Corporation:
Subordinated debentures                                           $82,750   $88,850   $87,350   $74,000   $63,000
Accrued interest payable - debentures                               4,699     8,219    12,052    10,751     9,113
------------------------------------------------------------------------------------------------------------------
                                                                  $87,449   $97,069   $99,402   $84,751   $72,113
------------------------------------------------------------------------------------------------------------------
Weighted average interest rate paid for the year                     8.30%     7.94%     7.75%     8.09%     9.92%
------------------------------------------------------------------------------------------------------------------
Holding Company:
Subordinated debentures                                           $ 2,500   $ 2,500   $ 2,500   $ 3,500   $ 3,500
Subordinated debentures - convertible into Class A common stock     2,140     3,080     4,840     6,930     6,930
Subordinated debentures - trust preferred securities               61,856    61,856    30,928    15,464    15,464
Accrued interest payable - debentures                               1,551     1,914     2,461     3,123     2,367
------------------------------------------------------------------------------------------------------------------
                                                                  $68,047   $69,350   $40,729   $29,017   $28,261
------------------------------------------------------------------------------------------------------------------
Weighted average interest rate paid for the year                     7.25%     7.61%     9.13%     9.46%     8.93%
------------------------------------------------------------------------------------------------------------------

EMPLOYEES

At December 31, 2005, the Company employed 69 full-time equivalent employees, compared to 64 at December 31, 2004. The Company provides various benefit plans, including group life, health and a 401(k) Plan. None of the Company's employees are covered by a collective bargaining agreement and the Company believes employee relations are good.

FEDERAL AND STATE TAXATION

The Holding Company and its subsidiaries file a consolidated federal income tax return and combined state and city income tax returns in New York. The Company also files a franchise tax return in Delaware. The Bank files a state income tax return in Florida. All the returns are filed on a calendar year basis.

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

Banks and bank holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Florida taxes banks under the same provisions as other corporations, while New York State and New York
City taxable income is calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the "Code"), with some modifications required by state law.

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

INVESTMENT IN SUBSIDIARIES

The following table provides information regarding the Holding Company's subsidiaries:

                                                 At December 31, 2005
($ in thousands)                        ------------------------------------    Subsidiaries
                                         Voting                   Equity in     Earnings (loss) for the
                                          % of        Total      Underlying     Year Ended December 31,
Subsidiary                                Stock     Investment   Net Assets        2005         2004          2003
-------------------------------------  -----------  -----------  -----------    -----------  -----------  ------------
Intervest National Bank                       100%  $   156,842  $   156,842    $    17,355  $    10,865  $     8,667
Intervest Mortgage Corporation                100%  $    26,616  $    26,616    $     3,089  $     2,354  $     1,759
Intervest Securities Corporation              100%  $       505  $       505    $        24  $        22  $        (6)
Intervest Statutory Trust I,II,III,IV         100%  $     1,856  $     1,856    $         -  $         -  $         -

SUPERVISION  AND  REGULATION

The supervision and regulation of bank or financial holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, and not for the protection of the bank or financial holding company stockholders or creditors. The banking agencies have broad enforcement power over banks and financial holding companies, including the power to impose substantial fines and other penalties for violations of laws and regulations.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Holding Company and its subsidiaries.

Bank  Holding  Company  Regulation-  Intervest  Bancshares  Corporation
-----------------------------------------------------------------------

The Holding Company is a bank holding company that has elected to be treated as a financial holding company under the Gramm-Leach Bliley Financial Services Modernization Act of 1999, referred to as the Modernization Act. The Holding Company is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System, referred to as the FRB. The Modernization Act, the Bank Holding Company Act of 1956, as amended, referred to as the BHCA, and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a broad range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Scope of Permissible Activities. Under the BHCA, a bank holding company generally may not, subject to certain exceptions, engage in, or acquire or control, directly or indirectly, voting securities or assets of any company that is engaged in activities other than those of banking, managing or controlling banks or certain activities that the FRB determines to be closely related to banking, managing and controlling banks as to the proper incident thereto. In approving acquisitions or the addition of activities, the FRB considers whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

However, the Modernization Act permits bank holding companies to become financial holding companies and thereby engage in, or acquire shares of any company engaged in, activities that are financial in nature or incidental to financial activities. "Financial in nature" activities include, among other matters, securities underwriting, dealings in or making a market in securities and insurance underwriting and agency activities.

A bank holding company may become a financial holding company under the Modernization Act if each of the depository institutions controlled by it is "well-capitalized," is and remains well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, a bank holding company must have an effective election filed with the FRB to become a financial holding company. A bank holding company that falls out of compliance with some of these requirements may be required to cease engaging in some of its activities.

The FRB serves as the "umbrella" regulator for financial holding companies and has the power to examine new activities, regulate and supervise activities that are financial in nature or determined to be incidental to such financial activities. Accordingly, activities of subsidiaries of a financial holding company are regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

Source of Strength for Subsidiaries. Under the Regulation Y, a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks and must not conduct its operations in an unsafe or unsound manner. If the FRB believes that an activity of a bank holding company or control of a nonbank subsidiary constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank or the bank holding company and is inconsistent with sound banking practices, the FRB may require that the bank holding company terminate the activity or terminate its control of the subsidiary engaging in that activity.

Mergers and Acquisitions by Bank Holding Companies. Subject to certain exceptions, the BHCA requires every bank holding company to obtain the prior approval of the FRB before the bank holding company may merge or consolidate with another bank holding company, acquire all or substantially all of the assets of any bank, or, direct or indirect, ownership or control of any voting securities of any bank or bank holding company, if after such acquisition the bank holding company would control, directly or indirectly, more than 5% of the voting securities of such bank or bank holding company. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

Anti-Tying Restrictions. Subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Capital Adequacy. The FRB has promulgated capital adequacy guidelines for all bank holding companies with consolidated assets in excess of $150 million. The FRB's capital adequacy guidelines are based upon a risk-based capital determination, whereby a bank holding company's capital adequacy is determined by assigning different categories of assets and off-balance sheet items to broad risk categories.

The guidelines divide the qualifying total capital of a bank holding company into Tier I capital elements (core capital elements) and Tier 2 capital elements (supplementary capital elements). Tier I capital consists primarily of, subject to certain limitations, common stock, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and qualifying trust preferred securities; goodwill and certain other intangibles are excluded from Tier I capital. Tier 2 capital may consist of, subject to certain limitations, an amount equal to the allowance for loan and lease losses, limited other types of preferred stock not included in Tier I capital, hybrid capital instruments and term subordinated debt. The Tier I capital must comprise at least 50% of the qualifying total capital categories.

Every bank holding company has to achieve and maintain a minimum Tier I capital ratio of at least 4% and a minimum total capital ratio of at least 8% of weighted-risk assets. In addition, bank holding companies are required to maintain a minimum ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3% for strong banks and bank holding companies and a minimum leverage ratio of at least 4% for all other bank holding companies. As of December 31, 2005, the Holding Company's Tier I capital ratio and total capital were 12.39% and 14.42%, respectively, and its leverage capital ratio was 10.85%.

Dividends. As a holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Holding Company's ability to pay cash dividends depends upon the cash dividends and management fees received from Intervest National Bank and management fees received from Intervest Mortgage Corporation. The Holding Company must first pay its operating and interest expenses from funds it receives from its subsidiaries. As a result, stockholders may receive cash dividends from the Holding Company only to the extent that funds are available after payment of the aforementioned expenses. In addition, the FRB generally prohibits a bank holding company from paying cash dividends except out of its net income, provided that the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition.

Control Acquisitions. The Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as us, would, under the circumstances set forth in the presumption, constitute acquisition of control of such company.

In addition, any entity is required to obtain the approval of the FRB before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of our outstanding voting securities.

Enforcement Authority. The FRB may impose civil or criminal penalties or may institute a cease-and-desist proceeding, in accordance with the Financial
Institutions Supervisory Act of 1966, as amended, for the violation of applicable laws and regulations.

The Holding Company is also under the jurisdiction of the Securities and Exchange Commission (SEC) and various state securities commissions for matters related to the offering and sale of its securities, and is subject to the SEC rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

Bank  Regulation  -  Intervest  National  Bank
----------------------------------------------

Intervest National Bank is a nationally chartered banking association, the deposits of which are insured up to applicable limits by the Bank Insurance Fund of the FDIC. The Bank is subject to the examination by the OCC, as the Bank's primary regulator, and, by virtue of the insurance of the Bank's deposits, it is also subject to the supervision and regulation of the FDIC. Because the Bank is a member of the Federal Reserve System, it is subject to regulation pursuant to the Federal Reserve Act. In addition, because the FRB regulates the Holding
Company, as described above, the FRB also has supervisory authority, which directly affects the Bank.

Transactions with Affiliates. Under Section 23A of the Federal Reserve Act, subject to certain exemptions, the Bank may engage in a transaction with an affiliate, including, but not limited to, a loan or extension of credit to the affiliate, a purchase of or an investment in securities issued by the affiliate, a purchase of assets from the affiliate or the issuance of a guarantee or letter of credit on behalf of an affiliate, only if the aggregate amount of the transactions with one affiliate or with all affiliates does not exceed 10% or 20%, respectively, of the capital stock and surplus of the Bank. The Bank is also generally prohibited from purchasing a low-quality asset from an affiliate. Any transaction between the Bank and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. Each loan or extension of credit to, or guarantee, acceptance, or letter of credit issued on behalf of, an affiliate by the Bank must be secured at the time of the transaction by certain collateral, as specified in Section 23A of the Federal Reserve Act.

Under Section 23B of the Federal Reserve Act, the Bank can engage in transactions with affiliates only on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies, or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to nonaffiliated companies. The term "affiliate" with respect to the Bank includes any company that controls the Bank and any other company that is controlled by the company that controls the Bank (i.e., the term affiliate includes the Holding Company and its subsidiaries).

Loans to Insiders. Under Regulation O, the Bank is prohibited from extending credit to its executive officers, directors, principal shareholders and their related interests, collectively referred to as "insiders," unless the extension of credit is made on substantially the same terms and in accordance with underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with unrelated persons. Regulation O also sets limits on the amount of the loan extended to insiders and stipulates what types of loans should be reported to and/or approved by the Bank's board of directors.

Reserve Requirements. Pursuant to Regulation D, the Bank must hold a percentage of certain types of deposits as reserves in the form of vault cash, as a deposit in a Federal Reserve Bank or as a deposit in a pass-through account at a correspondent institution. For net transaction accounts in 2006, the first $7.8 million will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $7.8 million up to and including $48.3 million, and a 10% reserve ratio will be assessed on net transaction accounts in excess of $48.3 million.

Dividends. All dividends paid by the Bank are paid to the Holding Company as the sole shareholder of the Bank. The general dividend policy of the Bank is to pay dividends at levels consistent with maintaining liquidity and preserving applicable capital ratios and debt servicing obligations. Under the National Bank Act and the OCC regulations, the Bank's board of directors may declare dividends to be paid out of the Bank's undivided profits. However, until the capital surplus equals or exceeds the capital stock of the Bank, no dividends can be declared unless, in the case of a quarterly or semiannual dividend, the Bank transfers 10% of its net income for the preceding two quarters to capital surplus, and in the case of an annual dividend, the Bank transfers 10% of its net income for the preceding four quarters to capital surplus. In addition, no dividends may be paid without the OCC's approval if the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year exceeds the total of the Bank's retained net income of that year to date, combined with its retained net income of the preceding two years. Also, the Bank may not declare or pay any dividends if, after making the dividend, the Bank will be "undercapitalized" and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC.

Capital Adequacy. In general, the capital adequacy regulations which apply to national banks, such as the bank, are similar to the FRB guidelines, which are discussed above, promulgated with respect to bank holding companies. Under the OCC regulations and guidelines, all banks must maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8%, total assets leverage ratio (i.e., Tier 1 capital in an amount equal to at least 3% of adjusted total assets) and Tier 1 leverage ratio. For all but the most highly rated banks, the minimum Tier 1 leverage ratio is 4%. The Bank's Tier 1 leverage capital ratio at December 31, 2005 was 10.04%.

Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. The OCC "prompt corrective action" regulations divide banks into five different categories, depending on their level of capital: (i) a well-capitalized bank; (ii) an adequately capitalized bank; (iii) an undercapitalized bank; (iv) a significantly undercapitalized bank; and (v) a critically undercapitalized bank.

Under these regulations, a bank is deemed to be "well-capitalized" if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more and a leverage ratio of 5% or more, and if the bank is not subject to an order or capital directive to meet and maintain a specific capital level. A bank is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage ratio of 4% or more (unless the bank is rated 1 in its most recent examination, in which instance it must maintain a leverage ratio of 3% or more) and does not meet the definition of a well-capitalized bank. A bank is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4% or 3% or less than 3%, as applicable. A bank is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3%. A bank is deemed to be "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. In addition, the

OCC may reclassify a well-capitalized bank as adequately capitalized and may require an adequately capitalized or an undercapitalized bank to comply with certain supervisory actions, except that the OCC may not reclassify a significantly undercapitalized bank as a critically undercapitalized bank, if the OCC has determined that the bank is in unsafe or unsound condition or that the bank has not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity. At December 31, 2005, the Bank met the definition of a well-capitalized institution.

If a bank is classified as undercapitalized, significantly undercapitalized or critically undercapitalized, it is required to submit a capital restoration plan to the OCC and becomes subject to certain requirements restricting the bank's payment of capital distributions, management fees and compensation of senior executive officers of the bank, requiring that the OCC monitor the condition of the bank, restricting the growth of the bank's assets, requiring prior approval of certain expansion proposals and restricting the activities of the bank.

Deposit Insurance Assessments. The Bank's deposits are insured up to applicable limits through the Bank Insurance Fund of the FDIC (the "BIF"). The Bank, along with other depository institutions, must pay a semiannual assessment, determined in accordance with the FDIC regulations, to maintain the reserve ratio of the deposit insurance fund at the designated reserve ratio. The FDIC established a risk-based assessment system to calculate the depository institution's assessment. The FDIC determines the assessment rate on the basis of the bank's assessment risk classification composed of capital factors and supervisory risk factors. Depository institutions are assigned to one of the following three capital groups in connection with their capital factors: group 1 - well-capitalized, group 2 - adequately capitalized and group 3 - undercapitalized. Depository institutions are also divided into three supervisory subgroups: (i) subgroup A, which consists of financially sound institutions with only a few minor weaknesses, (ii) subgroup B, which consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the insurance fund, and (iii) subgroup C, which consists of institutions that pose a substantial probability of loss to the insurance fund unless effective corrective action is taken. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and $0.27 per $100 of eligible deposits, depending upon the institution's capital position and other supervisory factors. Legislation also provides for assessments against BIF insured institutions that will be used to pay certain financing corporation ("FICO") obligations. In addition to any BIF insurance assessments, BIF-insured banks are expected to make payments for the FICO obligations currently equal to an estimated $0.0134 per $100 of eligible deposits each year. The assessment is determined quarterly.

Community Reinvestment. Under the Community Reinvestment Act of 1977, referred to as the CRA, and regulations promulgated under the CRA, the bank should have a record of helping to meet the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operations of the bank, and the FDIC will take such record into account in considering certain bank's applications. The FDIC applies the lending, investment and service tests to assess the bank's CRA performance and assigns to a bank a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance" on the basis of the bank's performance under these tests. All banks are required to publicly disclose their CRA performance ratings.

Enforcement Authority. The FDIC and other federal banking agencies have broad enforcement powers, including, but not limited to, the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties.

Regulation of Lending Activity. In addition to the laws and regulations discussed above, the Bank is also subject to certain consumer laws and regulations, including, but not limited to, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act of 1974, and their associated Regulations Z, X and B, respectively.

Monetary Policy and Economic Control. Commercial banking is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks' deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB, which have a significant effect on the operating results of commercial banks, are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company cannot be predicted.

Other  Regulation  -  Mortgage  Lending
---------------------------------------

Investment in mortgages on real properties presently may be affected by government regulation in several ways. Residential properties may be subject to rent control and rent stabilization laws. As a consequence, the owner of the property may be restricted in its ability to raise the rents on apartments. If real estate taxes, fuel costs and maintenance of and repairs to the property were to increase substantially, and such increases are not offset by increases in rental income, the ability of the owner of the property to make the payments due on the mortgage as and when they are due might be adversely affected.

Laws and regulations relating to asbestos have been adopted in many jurisdictions, including New York City, which require that whenever any work is undertaken in a property in an area in which asbestos is present, the asbestos must be removed or encapsulated in accordance with such applicable local and federal laws and regulations. The cost of asbestos removal or encapsulation may be substantial, and if there were not sufficient cash flow from the property, after debt service on mortgages, to fund the required work, and the owner of the property fails to fund such work from other sources, the value of the property could be adversely affected, with consequent impairment of the security for the mortgage.

Laws regulating the storage, disposal and clean up of hazardous or toxic substances at real property have been adopted at the federal, state and local levels. Such laws may impose a lien on the real property superior to any mortgages on the property. In the event such a lien were imposed on any property which serves as security for a mortgage owned by the Company, the security for such mortgage could be impaired.

The lending business of the Company is regulated by federal, state and, in certain cases, local laws, including, but not limited to, the Equal Credit Opportunity Act of 1974 and Regulation B. The Equal Credit Opportunity Act and Regulation B prohibit creditors from discriminating against applicants on the basis of race, color, religion, national origin, sex, age or marital status. Regulation B also restricts creditors from obtaining certain types of information from loan applicants. Among other things, it also requires lenders to advise applicants of the reasons for any credit denial. Equal Credit Opportunity Act violations can also result in fines, penalties and other remedies.

The Company is also subject to various other federal, state and local laws, rules and regulations governing, among other things, the licensing of mortgage lenders and servicers. The Company must comply with procedures mandated for mortgage lenders and servicers, and must provide disclosures to certain borrowers. Failure to comply with these laws, as well as with the laws described above, may result in civil and criminal liability, termination or suspension of licenses, rights of rescission for mortgage loans, lawsuits and/or administrative enforcement actions.

NonBank  Subsidiaries
---------------------

All of the Company's subsidiaries, including Intervest Mortgage Corporation and Intervest Securities Corporation, as subsidiaries of a holding company, are subject to regulation by the FRB. Intervest Securities Corporation, as a registered broker-dealer and member firm of the NASD, is also subject to regulation by both the SEC and the NASD. It is also subject, in connection with its activities in various states, to the supervision and regulation by various state securities regulators.

Interstate  Banking  and  Other  Recent  Legislation
----------------------------------------------------

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates the interstate expansion and consolidation of banking organizations by permitting bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state. The Act also permits interstate mergers of banks, with some limitations and the establishment of new branches on an interstate basis provided that such action is authorized by the law of the host state. The Gramm-Leach-Bliley Act of 1999 permits banks, securities firms and insurance companies to affiliate under a common holding company structure. In addition to allowing new forms of financial services combinations, this Act clarifies how financial services conglomerates will be regulated by the different federal and state regulators. The Gramm-Leach-Bliley Act amended the BHCA and expanded the permissible activities of certain qualifying bank holding companies, known as financial holding companies. In addition to engaging in banking and activities closely related to banking, as determined by the FRB by regulation or order, financial holding companies may engage in activities that are financial in nature or incidental to financial activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Under the Gramm-Leach-Bliley Act, all financial institutions, including the Company and the Bank, were required to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access.

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

The Sarbanes-Oxley Act of 2002 implements legislative reforms intended to address corporate and accounting fraud. In addition to establishing a new accounting oversight board to enforce auditing, quality control and independence standards, the bill restricts auditing and consulting services by accounting firms. To ensure auditor independence, any nonaudit services being provided to an audit client will require pre-approval by a company's audit committee. In addition, audit partners must be rotated. The Act requires chief executive and chief financial officers, or their equivalent, to certify to the accuracy of reports filed with the SEC, subject to civil and criminal penalties. In addition, under the Act, legal counsel will be required to report evidence of material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer and, if such officer does not appropriately respond, to report such evidence to the audit committee of the board or the board itself. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to executives are restricted. The Act accelerates the time frame for disclosures by public companies, and directors and executive officers must also provide information for most changes in ownership of company securities within two business days of the change. The Act also prohibits any officer or director or any other person under their direction from taking any action to fraudulently induce, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of a company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also required the SEC to prescribe rules requiring the inclusion of an internal report and assessment by management in the annual report to shareholders.

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

ITEM 1A.  RISK FACTORS

References in this section to "we," "us," "our," the "holding company," and "Intervest" refer to Intervest Bancshares Corporation and its consolidated subsidiaries, unless otherwise specified. References to the "bank" and our "mortgage lending subsidiary" refer to our principal operating subsidiaries, Intervest National Bank and Intervest Mortgage Corporation, respectively.

The following risk factors contain important information about us and our business and should be read in their entirety. Additional risks and uncertainties not known to us or that we now believe to be not material could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline and you could lose all of your investment.

WE DEPEND ON OUR EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES TO IMPLEMENT OUR BUSINESS STRATEGY AND OUR BUSINESS MAY SUFFER IF WE LOSE THEIR SERVICES.

Our success is largely dependent on the business expertise and relationships of a small number of our executive officers and other key employees. Our chairman and chief executive officer, who has been and remains instrumental to our success, is 87 years of age. If the services of any of our executive officers or other key employees were to become unavailable for any reason, the growth, performance and operation of our company and its subsidiaries might be adversely affected because of their skills and knowledge of the markets in which we operate, years of real estate lending experience and the difficulty of promptly finding qualified replacement personnel. As a result, our ability to successfully grow our business will depend, in part, on our ability to attract and retain additional qualified officers and employees.

OUR LOANS ARE HIGHLY CONCENTRATED IN COMMERCIAL REAL ESTATE AND MULTIFAMILY MORTGAGE LOANS, INCREASING THE RISK ASSOCIATED WITH OUR LOAN PORTFOLIO.

Nearly all (99.9%) of our loan portfolio is comprised of commercial real estate and multifamily mortgage loans, including loans on substantially vacant properties and vacant land. This concentration increases the risk associated with our loan portfolio. Commercial real estate and multifamily loans are generally considered riskier than many other kinds of loans, like single family residential real estate loans, since these loans tend to involve larger loan balances to single borrowers and repayment of loans secured by income-producing property is typically dependent upon the successful operation of the underlying real estate. Additionally, loans on vacant land typically do not have income streams and depend upon other sources of cash flow from the borrower for repayment. Our average real estate loan size was $2.6 million at December 31, 2005 and we expect that it will continue to increase in the future. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market and economic conditions affecting the value of our loan collateral and problems affecting the credit and business of our borrowers.

AN ECONOMIC DOWNTURN IN NEW YORK OR FLORIDA COULD HINDER OUR ABILITY TO OPERATE PROFITABLY AND HAVE AN ADVERSE IMPACT ON OUR OPERATIONS.

The properties collateralizing our mortgage loans are heavily concentrated in New York City and Florida, our two primary lending market areas. Accordingly, our business and operations are vulnerable to downturns in the economies of those geographic areas. At December 31, 2005, mortgages representing approximately 65% and 24% of the principal balance of our total loan portfolio were on properties located in New York State and Florida, respectively. A large number of the loans in New York are secured by properties located in Manhattan, Brooklyn and the Bronx. A large number of the loans in Florida are secured by properties located in Clearwater, Tampa, Fort Lauderdale, Miami, Orlando and St. Petersburg. The concentration of our loans in these areas subjects us to risk that a downturn in the economy or recession in those areas could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. Many of the properties located in the New York City area underlying our mortgage loans are subject to rent control and rent stabilization laws, which limit the ability of property owners to increase rents, which may in turn limit the borrowers' ability to repay those mortgage loans. In addition, since a large portion of our portfolio is secured by properties located in Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us in that state. We may suffer losses if there is a decline in the value of the properties underlying our mortgage loans which would have an adverse impact on our operations.

OUR HISTORICAL LEVELS OF BALANCE SHEET GROWTH AND FINANCIAL PERFORMANCE TRENDS MAY NOT CONTINUE IF OUR GROWTH STRATEGY IS NOT SUCCESSFUL.

A key component of our business strategy has been and will continue to be our growth, including the attraction of additional deposits and the origination of additional loans. Our ability to sustain continued growth depends upon several factors outside of our control, including economic conditions generally and in our market areas in particular, as well as interest rate trends. We can provide no assurance that we will continue to be successful in increasing the volume of our loans and deposits at acceptable risk and asset quality levels and upon acceptable terms, while managing the costs and implementation risks associated with this growth strategy. There can be no assurance that further expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through other expansion of our banking markets. In addition, we have relied historically on a relatively small number of key executives in relation to the size of our company, and there can be no assurance that we will be able to manage anticipated future growth without additional management staff. Our growth strategy may also limit short-term increases in our profitability, as we dedicate resources to the building of our infrastructure.

OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL SUFFER IF WE DO NOT CONTINUALLY IDENTIFY AND INVEST IN MORTGAGE LOANS OR OTHER INSTRUMENTS WITH RATES OF RETURN ABOVE OUR COST OF FUNDS.

Our profitability depends primarily on the generation of net interest income which is dependent on the interest rate spread, which is the difference between yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities. As a result, our success, in large part, depends on our ability to invest a substantial percentage of our assets in mortgage loans with rates of return that exceed our cost of funds. We may also experience lower rates of return from the investment of our assets, including but not limited to proceeds from the prepayment of loans, in liquid assets such as government securities and overnight funds, which would have a material adverse effect on our business, financial condition or results of operations. Our net interest margin has ranged from a low of 2.34% for 2000 to a high of 2.90% for 2003, and was 2.70% for the year ended December 31, 2005.

CHANGES  IN  INTEREST  RATES  COULD  ADVERSELY  IMPACT  OUR  EARNINGS.

Like many financial institutions, we are subject to the risk of fluctuations in interest rates. A significant change in interest rates could have a material adverse effect on our net income. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurance of our ability to maintain a consistent positive interest rate spread between the yield earned on our interest-earning assets and the rates paid on our interest-bearing liabilities. There can be no assurances that a sudden and substantial increase in interest rates may not adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. For a further discussion on interest rate risk, see the sections entitled "Asset and Liability Management" in this report on Form 10-K.

IF THE PROPERTIES UNDERLYING MANY OF OUR MORTGAGE LOANS LOSE VALUE, WE MAY SUFFER LOAN LOSSES.

Our ability to recover our investment in mortgage loans is solely or primarily dependent on the market value of the properties underlying our mortgage loans because many of our mortgages that we have originated, or will originate in the future, are nonrecourse or limited recourse. Under the terms of nonrecourse mortgages, the owner of the property subject to the mortgage has no personal obligation to repay the mortgage note which the mortgage secures. In some circumstances, we may have limited recourse against the owner with respect to liabilities related to tenant security deposits, proceeds from insurance policies, losses arising under environmental laws and/or losses resulting from waste or acts of malfeasance. In addition, our losses in connection with delinquent and foreclosed loans may be more pronounced because most of our loans do not require repayment of a substantial part of the original principal amount until maturity, and if borrowers default on their balloon payments or if we have a junior lien position, it may have a material adverse effect on our business, financial condition and results of operations. Additionally, since we tend to lend in areas that are in the process of being revitalized, properties securing our loans in these revitalizing neighborhoods may be more susceptible to fluctuations in property values than in more established areas. In the event we are required to foreclose on a property securing one of our mortgage loans or otherwise pursue our remedies in order to protect our investment, there can be no assurance that we will recover funds in an amount equal to our projected return on our investment or in an amount sufficient to prevent a loss to us due to prevailing economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans.

WE MAY HAVE HIGHER LOAN LOSSES THAN WE HAVE ALLOWED FOR, IN WHICH CASE OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION WILL BE ADVERSELY AFFECTED.

We maintain an allowance for loan losses in order to mitigate the effect of possible losses inherent in our loan portfolio. There is a risk that we may experience losses which could exceed the allowance for loan losses we have set aside. In determining the size of the allowance, our management makes various assumptions and judgments about the collectibility of our loan portfolio, which are discussed in the section "Critical Accounting Policies" in this report on Form 10-K. If our assumptions and judgments prove to be incorrect or federal regulators require us to increase our provision for loan losses or recognize loan chargeoffs, we may have to increase our allowance for loan losses or loan chargeoffs which could have an adverse effect on our operating results and financial condition. There can be no assurances that our allowance for loan losses will be adequate to protect us against loan losses that we may incur.

WE ARE A HIGHLY LEVERAGED COMPANY AND OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND PREVENT US FROM CONTINUING TO GROW OUR BALANCE SHEET.

At December 31, 2005, our borrowed funds (exclusive of deposits) and related interest payable was approximately $155.7 million. This level of indebtedness could make it difficult for us to satisfy all of our obligations to the holders of our debt and could limit our ability to obtain additional debt financing to fund our working capital requirements. In addition, the indentures underlying the subordinated debentures of our mortgage lending subsidiary contain financial and other restrictive covenants that may limit its ability to incur additional indebtedness. Our mortgage lending subsidiary has and expects to continue to rely on the issuance of its subordinated debentures in registered, best efforts offerings to the public as a source of funds to support its loan originations. The inability to incur additional indebtedness could adversely affect our business and financial condition by, among other things, limiting our flexibility in planning for, or reacting to, changes in our industry; placing us at a competitive disadvantage with respect to our competitors who may operate on a less leveraged basis. As a result, this may make us more vulnerable to changes in economic conditions and require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, which would reduce the funds available for other purposes which, in turn, could have a negative impact on our profitability and our stock price.

WE OPERATE IN A HIGHLY REGULATED INDUSTRY AND GOVERNMENT REGULATIONS SIGNIFICANTLY AFFECT OUR BUSINESS.

The banking industry is extensively regulated. Banking regulations are intended primarily to protect depositors, consumers and the Bank Insurance Fund of the Federal Deposit Insurance Corporation, referred to in this report as the FDIC, and not stockholders. We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, referred to in this report as the FRB, and the bank is subject to regulation and supervision by the Office of the Comptroller of the Currency, referred to in this report as the OCC. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth. The bank regulatory agencies have broad authority to prevent or remedy unsafe or unsound practices or violations of law. We are subject to regulatory capital requirements, and a failure to meet minimum capital requirements or to comply with other regulations could result in actions by regulators that could adversely affect our ability to pay dividends or otherwise adversely impact our operations. In addition, changes in law, regulations and regulatory practices affecting the banking industry may limit the manner in which we may conduct our business.

WE DEPEND ON BROKERS AND OTHER SOURCES FOR OUR MORTGAGE LENDING ACTIVITIES AND ANY REDUCTION IN REFERRALS COULD LIMIT OUR ABILITY TO GROW.

We rely significantly on referrals from mortgage brokers for our loan originations. Our ability to maintain our history of growth may depend, in part, on our ability to continue to attract referrals from mortgage brokers. If those referrals were to decline or did not continue to expand, there can be no assurances that other sources of loan originations would be available to assure our ability to maintain a level of growth consistent with our historical performance.

SINCE WE ENGAGE IN COLLATERAL-BASED LENDING AND MAY BE FORCED TO FORECLOSE ON THE COLLATERAL PROPERTY AND OWN THE UNDERLYING REAL ESTATE, WE MAY BE SUBJECT TO THE INCREASED COSTS ASSOCIATED WITH THE OWNERSHIP OF REAL PROPERTY WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

Since we are primarily a collateral-based lender, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default, is dependent upon factors outside of our control, including, but not limited to: general or local economic conditions; neighborhood values; interest rates; real estate tax rates; operating expenses of the mortgaged properties; supply of and demand for rental units or properties; ability to obtain and maintain adequate occupancy of the properties; zoning laws; governmental rules, regulations and fiscal policies; and acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating a real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment or we may be required to dispose of the real property at a loss. The foregoing expenditures and costs could adversely affect our operating results, resulting in reduced levels of profitability.

THE EMPLOYMENT AGREEMENTS OF CERTAIN OF OUR EXECUTIVE OFFICERS PERMIT THEM TO ENGAGE IN ACTIVITIES THAT MAY BE CONSIDERED TO BE COMPETING WITH OUR SUBSIDIARIES, WHICH MAY HAVE AN ADVERSE EFFECT ON THE BUSINESS OF OUR SUBSIDIARIES.

The long-term employment agreements between us or our subsidiaries and certain of our executive officers expressly permit them to engage in outside activities, including activities competitive with our subsidiaries. This may have an adverse effect on the business and financial condition of our subsidiaries.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD.

The requirements of Section 404 of the Sarbanes Oxley Act and Securities and Exchange Commission rules and regulations require an annual management report on the Company's internal controls over financial reporting, including, among other matters, management's assessment of the effectiveness of the Company's internal control over financial reporting, and an attestation report by the Company's independent registered public accounting firm addressing these assessments. Beginning with the Company's annual report for the year ending December 31, 2006, the Company will have to include in its annual report on Form 10-K filed with the Securities and Exchange Commission a report of management regarding the Company's internal controls over financial reporting in accordance with the above requirements. In this regard, the Company has begun a process to document and evaluate its internal control over financial reporting in order to satisfy these requirements. The process includes dedicating internal resources toward the adoption of a detailed work plan and will also involve the retention of outside consultants. This process is designed to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) verify through testing that controls are functioning as documented. To date, the Company has identified certain deficiencies in the design and operating effectiveness of its internal control over financial reporting, and it believes that they have been corrected or are in the process of being corrected. Although this process is not completed, management is not aware of any "significant deficiencies" or "material weaknesses" in the Company's internal controls over financial reporting, as defined in applicable Securities and Exchange Commission rules and regulations. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting we may not be able to report our financial results with the desired degree of accuracy or to prevent fraud.

ENVIRONMENTAL LIABILITY ASSOCIATED WITH COMMERCIAL LENDING COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In the course of our business, we may acquire, through foreclosure, properties securing loans that are in default. There is a risk that hazardous substances could be discovered on those properties. In this event, we may be required to remove the substances from and remediate the properties at our cost and expense. The cost of removal and environmental remediation could be substantial. We may not have adequate remedies against the owners of the properties or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our business, financial condition and operating results.

WE FACE STRONG COMPETITION IN OUR MARKET AREAS, WHICH MAY LIMIT OUR GROWTH AND PROFITABILITY.

Our market areas, which primarily consist of the New York City area and the Tampa Bay area of Florida, are very competitive, and the level of competition facing us may increase further, which may limit our growth and profitability. We experience competition in both lending and attracting deposits from other banks and nonbanks located within and outside our market areas, some of which are significantly larger institutions or institutions with greater resources, lower cost of funds or a more established market presence. Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, credit card companies, credit unions, pension funds and securities firms.

TERRORIST  ACTS  AND  ARMED  CONFLICTS  MAY  ADVERSELY  AFFECT  OUR  BUSINESS.

Terrorist acts as well as the war on terrorism may have an adverse impact on our results of operations and on the economy in general. Since the properties underlying a high concentration of our mortgage loans are located in New York City, we may be more vulnerable to the adverse impact of such occurrences than other institutions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES

The office of the Holding Company and the offices of Intervest Mortgage Corporation, Intervest Securities Corporation and the Bank's headquarters and full-service banking office are located in leased premises (of approximately 21,500 sq. ft.) on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020. The Bank occupies approximately one-half of this space. The lease, which expires in March 2014, contains operating escalation clauses related to real estate taxes and operating costs based upon various criteria and is accounted for as an operating lease.

The Bank's principal office in Florida is located at 625 Court Street, Clearwater, Florida, 33756. In addition, the Bank operates four other branch offices; three of which are in Clearwater, Florida, at 1875 Belcher Road North, 2175 Nursery Road and 2575 Ulmerton Road, and one is at 6750 Gulfport Blvd, South Pasadena, Florida. With the exception of the Belcher Road office, which is leased through June 2007, the Bank owns all its offices in Florida. The Belcher Road office lease contains operating escalation clauses related to real estate taxes and operating costs based upon various criteria and is accounted for as an operating lease.

The Bank's office at 625 Court Street consists of a two-story building containing approximately 22,000 sq. ft. The Bank occupies the ground floor (approximately 8,500 sq. ft.) and leases the 2nd floor to a single commercial tenant. The branch office at 1875 Belcher Road is a two-story building in which the Bank leases approximately 5,100 sq. ft. on the ground floor. The branch office at 2175 Nursery Road is a one-story building containing approximately 2,700 sq. ft., which is entirely occupied by the Bank. The branch office at 2575 Ulmerton Road is a three-story building containing approximately 17,000 sq. ft. The Bank occupies the ground floor (approximately 2,500 sq. ft.) and leases the upper floors to various commercial tenants. The branch office at 6750 Gulfport Blvd. is a one-story building containing approximately 2,800 sq. ft., which is entirely occupied by the Bank. In addition, each of the Bank's Florida offices include drive-through teller facilities and Automated Teller Machines (ATMs). The Bank also owns a two-story building located on property contiguous to its Court Street office in Florida. The building contains approximately 12,000 sq. ft. and is leased to commercial tenants. The Bank also owns property across from its Court Street branch office in Florida. which consists of an office building that contains approximately 1,400 sq.ft. that is leased to one commercial tenant. This property provides additional parking for the Court Street branch.

ITEM 3.   LEGAL PROCEEDINGS

The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material effect on the Company's results of operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2005, to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

EXECUTIVE  OFFICERS  AND  OTHER  KEY  EMPLOYEES

JOHN J. ARVONIO, age 43, serves as Chief Accounting Officer of Intervest Bancshares Corporation and as Senior Vice President, Chief Financial Officer and Secretary of Intervest National Bank. Mr. Arvonio has served in such capacities since December 2005 and September 2000, respectively. Prior to that, Mr. Arvonio served as Vice President, Controller and Secretary of Intervest National Bank from April 1999 to August 2000 and as an employee of Intervest Bancshares
Corporation from April 1998 to March 1999. Mr. Arvonio has also been a registered representative of Intervest Securities Corporation since December 2003. Mr. Arvonio received a Bachelor of Business Administration degree from Iona College and is a certified public accountant. Mr. Arvonio has more than 16 years of banking experience. Prior to joining the Company, Mr. Arvonio served as Second Vice President Accounting Policy, and Technical Advisor to the Controller for The Greater New York Savings Bank from 1992 to 1997. Prior to that, Mr. Arvonio was a Manager of Financial Reporting for the Leasing and Investment Banking Divisions of Citibank from 1989 to 1992, and a Senior Auditor for Ernst & Young from 1985 to 1989.

LAWRENCE G. BERGMAN, age 61, serves as a Director, Vice President and Secretary of Intervest Bancshares Corporation and has served in such capacities since incorporation in 1993. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University and a Master of Science in Engineering and a Ph.D. degree from The Johns Hopkins University. Mr. Bergman also serves as a Director and a member of the Loan Committee of Intervest National Bank, Director, Vice President and Secretary of Intervest Mortgage Corporation, and Director, Vice President and Secretary of Intervest Securities Corporation. Mr. Bergman also serves as an Administrator of Intervest Statutory Trust I, II, III and IV.

JEROME DANSKER, age 87, serves as Chairman of the Board of Directors and Chief Executive Officer of Intervest Bancshares Corporation and has served in such capacities since 1996 and 2004, respectively, and has been a director since incorporation in 1993. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, and a Law degree from the New York University School of Law. Mr. Dansker also serves as Chairman of the Board of Directors and Loan Committee of Intervest National Bank, Chairman of the Board of Directors and Executive Vice President of Intervest Mortgage Corporation, and Chairman of the Board of Directors of Intervest Securities Corporation. Mr. Dansker also serves as an Administrator of Intervest Statutory Trust I, II, III and IV.

LOWELL S. DANSKER, age 55, serves as Vice Chairman of the Board of Directors, President and Treasurer of Intervest Bancshares Corporation and has served in such capacities, except for Vice Chairman, since incorporation in 1993. He has served as Vice Chairman since October 2003. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College and a Law degree from the University of Akron School of Law. Mr. Dansker also serves as: Vice Chairman of the Board of Directors, Chief Executive Officer and a member of the Loan Committee of Intervest National Bank; Vice Chairman of the Board of Directors, President and Treasurer of Intervest Mortgage Corporation; Vice Chairman of the Board of Directors and Chief Executive Officer and Registered Principal of Intervest Securities Corporation; and as an Administrator of Intervest Statutory Trust I, II, III and IV.

STEPHEN A. HELMAN, age 66, serves as a Director, and as Vice President and Assistant Secretary of the Company and has served in such capacities since December 2003 and February 2006 respectively. Mr. Helman received a Bachelor of Arts degree from the University of Rochester and a law degree from Columbia University. Mr. Helman has been an attorney practicing for more than 25 years. Mr. Helman is also a Vice President and Director of Intervest National Bank and a Vice President, Assistant Secretary and Director of Intervest Mortgage Corporation.

JOHN H. HOFFMANN, age 54, serves as Vice President and Controller of Intervest Mortgage Corporation and has served in such capacities since August 2002 and October 2002, respectively. Mr. Hoffmann received a Bachelor of Business Administration degree from Susquehanna University and is a certified public accountant. Mr. Hoffmann has more than 21 years of banking experience. Prior to joining the Company, Mr. Hoffmann served as Accounting Manager for Smart World Technologies, an Internet service provider, from 1998 to 2000 and as Vice President of Mortgage Accounting for The Greater New York Savings Bank from 1987 to 1997.

KEITH A. OLSEN, age 52, serves as a Director and as President of the Florida Division of Intervest National Bank and has served in such capacities since July 2001. Prior to that, Mr. Olsen was the President of Intervest Bank from 1994 until it merged into Intervest National Bank in July 2001. Mr. Olsen also served as Senior Vice President of Intervest Bank from 1991 to 2001. Mr. Olsen received an Associates degree from St. Petersburg Junior College and a Bachelors degree in Business Administration and Finance from the University of Florida, Gainesville. He is also a graduate of the Florida School of Banking of the University of Florida, Gainesville, the National School of Real Estate Finance of Ohio State University and the Graduate School of Banking of the South of Louisiana State University. Mr. Olsen has been in banking for more than 30 years and has served as a senior bank officer for more than 20 years.

RAYMOND C. SULLIVAN, age 59, serves as a Director and as President of Intervest National Bank and has served in such capacities since April 1999. Prior to that, Mr. Sullivan was an employee of Intervest Bancshares Corporation from March 1998 to March 1999. Mr. Sullivan received a Bachelor of Arts degree from St. Francis College, a Master of Business Administration degree from Fordham University, and a Master of Science degree from City College of New York. Mr. Sullivan also has a Certificate in Advanced Graduate Study in Accounting from Pace

University and is a graduate of the National School of Finance and Management. Mr. Sullivan has more than 28 years of banking experience. Prior to joining the Company, Mr. Sullivan was the Operations Manager of the New York Agency Office of Banco Mercantile, C.A. from 1994 to 1997; a Senior Associate at LoBue Associates, Inc. from 1992 to 1993; and Executive Vice President, Chief Operations Officer and a director of Central Federal Savings Bank from 1985 to 1992.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

The Holding Company's Class A common stock is listed for trading on the NASDAQ National Market under the symbol "IBCA." Until June 27, 2005, the Holding Company's Class A common stock traded on the NASDAQ SmallCap Market. There is no public-trading market for the Holding Company's Class B common stock. At December 31, 2005, there were 7,438,058 and 385,000 shares of Class A and Class B common stock outstanding, respectively. At December 31, 2005, there were approximately 2,300 holders of record of the Class A common stock, which includes persons or entities that hold their stock in nominee form or in street name through various brokerage firms. At December 31, 2005, there were four holders of record of Class B common stock.

The last reported sales price of our Class A common stock on December 29, 2005 was $24.04 per share. The following table shows the high and low bid prices per share for Class A common stock by calendar quarter for the periods indicated. The quotations set forth below reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                    2005                 2004
                                    ----                 ----
                                High    Low          High    Low
                               --------------       --------------
          First quarter        $20.15  $17.51       $18.48  $14.42
          Second quarter       $19.25  $17.25       $17.76  $14.75
          Third quarter        $23.26  $17.80       $17.15  $14.45
          Fourth quarter       $27.40  $18.97       $19.74  $16.50

DIVIDENDS

Class A and Class B common stockholders are entitled to receive cash dividends when and if declared by the Board of Directors out of funds legally available for such purposes. The Holding Company has not paid any cash or stock dividends on its capital stock and currently is not contemplating the payment of any cash or stock dividend.

The Holding Company's ability to pay cash dividends is limited to an amount equal to the surplus which represents the excess of its net assets over paid-in-capital or, if there is no surplus, net earnings for the current and/or immediately preceding fiscal year. The primary source of funds for cash dividends payable by the Holding Company to its shareholders is the cash dividends received from its subsidiaries. The payment of cash dividends by a subsidiary to the Holding Company is determined by that subsidiary's Board of Directors and is dependent upon a number of factors, including the subsidiary's capital requirements, applicable regulatory limitations, results of operations, financial condition and any restrictions arising from outstanding indentures.

The Holding Company's ability to pay cash dividends is further impacted by the funding requirements of a total of $60 million of trust preferred securities issued by Intervest Statutory Trusts I, II, III and IV, all of the common stock of which is owned by the Holding Company. These statutory trusts were formed for the sole purpose of issuing trust preferred securities.

The Bank pays a monthly dividend to the Holding Company in order to provide funds for the debt service on the trust preferred securities, the proceeds of which were contributed to the Bank as capital. Dividends paid by the Bank to the Holding Company in 2005, 2004 and 2003 amounted to $4.4 million, $3.4 million and $1.7 million respectively.

For a further discussion of legal limitations with regard to the payment of dividends, see the section "Supervision and Regulation" included in this report.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

------------------------------------------------------------------------------------------------------------------------
                                                                     At or For The Year Ended December 31,
                                                         ---------------------------------------------------------------
($ in thousands, except per share data)                     2005         2004         2003         2002         2001
------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION DATA:
Total assets. . . . . . . . . . . . . . . . . . . . . .  $1,706,423   $1,316,751   $  911,523   $  686,443   $  513,086
Cash and cash equivalents . . . . . . . . . . . . . . .  $   56,716   $   24,599   $   64,128   $   30,849   $   24,409
Securities available for sale . . . . . . . . . . . . .  $        -   $        -   $        -   $        -   $    6,192
Securities held to maturity, net. . . . . . . . . . . .  $  251,508   $  248,888   $  152,823   $  145,694   $   99,157
Loans receivable, net of deferred fees. . . . . . . . .  $1,367,986   $1,015,396   $  671,125   $  489,912   $  368,526
Deposits. . . . . . . . . . . . . . . . . . . . . . . .  $1,375,330   $  993,872   $  675,513   $  505,958   $  362,437
Borrowed funds and related accrued interest payable (1)  $  155,725   $  202,682   $  140,383   $  114,032   $  100,374
Stockholders' equity. . . . . . . . . . . . . . . . . .  $  136,178   $   90,094   $   75,385   $   53,126   $   40,395
Nonaccrual loans. . . . . . . . . . . . . . . . . . . .  $      750   $    4,607   $    8,474   $        -   $    1,243
Foreclosed real estate. . . . . . . . . . . . . . . . .  $        -   $        -   $        -   $    1,081   $        -
Allowance for loan losses . . . . . . . . . . . . . . .  $   15,181   $   11,106   $    6,580   $    4,611   $    3,380
Loan chargeoffs . . . . . . . . . . . . . . . . . . . .  $        -   $        -   $        -   $      150   $        -
Loan recoveries . . . . . . . . . . . . . . . . . . . .  $        -   $        -   $        -   $      107   $        -
------------------------------------------------------------------------------------------------------------------------
OPERATIONS DATA:
Interest and dividend income. . . . . . . . . . . . . .  $   97,881   $   66,549   $   50,464   $   43,479   $   35,462
Interest expense. . . . . . . . . . . . . . . . . . . .      57,447       38,683       28,564       26,325       24,714
                                                         ---------------------------------------------------------------
Net interest and dividend income. . . . . . . . . . . .      40,434       27,866       21,900       17,154       10,748
Provision for loan losses . . . . . . . . . . . . . . .       4,075        4,526        1,969        1,274          612
                                                         ---------------------------------------------------------------
Net interest and dividend income after
  provision for loan losses . . . . . . . . . . . . . .      36,359       23,340       19,931       15,880       10,136
Noninterest income. . . . . . . . . . . . . . . . . . .       6,594        5,140        3,321        2,218        1,655
Noninterest expenses. . . . . . . . . . . . . . . . . .      10,703        8,251        7,259        6,479        5,303
                                                         ---------------------------------------------------------------
Earnings before income taxes. . . . . . . . . . . . . .      32,250       20,229       15,993       11,619        6,488
Provision for income taxes. . . . . . . . . . . . . . .      14,066        8,776        6,873        4,713        2,710
                                                         ---------------------------------------------------------------
Net earnings. . . . . . . . . . . . . . . . . . . . . .  $   18,184   $   11,453   $    9,120   $    6,906   $    3,778
------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA (2):
Basic earnings per share. . . . . . . . . . . . . . . .  $     2.65   $     1.89   $     1.85   $     1.71   $     0.97
Diluted earnings per share. . . . . . . . . . . . . . .  $     2.47   $     1.71   $     1.53   $     1.37   $     0.97
Book value per share. . . . . . . . . . . . . . . . . .  $    17.41   $    14.37   $    12.59   $    11.30   $    10.36
Market price per share. . . . . . . . . . . . . . . . .  $    24.04   $    19.74   $    14.65   $    10.80   $     7.40
------------------------------------------------------------------------------------------------------------------------
OTHER DATA AND RATIOS:
Total Class A and B common stock outstanding. . . . . .   7,823,058    6,271,433    5,988,377    4,703,087    3,899,629
Total Class A and B common stock warrants outstanding .     696,465      696,465      738,975    1,750,010    2,650,218
Average common shares used to calculate:
  Basic earnings per share. . . . . . . . . . . . . . .   6,861,667    6,068,755    4,938,995    4,043,619    3,899,629
  Diluted earnings per share. . . . . . . . . . . . . .   7,449,658    6,828,176    6,257,720    5,348,121    3,899,629
Adjusted net earnings for diluted earnings per share. .  $   18,399   $   11,707   $    9,572   $    7,342   $    3,778
Net interest margin . . . . . . . . . . . . . . . . . .        2.70%        2.52%        2.90%        2.88%        2.47%
Return on average assets. . . . . . . . . . . . . . . .        1.20%        1.02%        1.19%        1.13%        0.85%
Return on average equity. . . . . . . . . . . . . . . .       16.91%       14.14%       15.34%       15.56%        9.94%
Noninterest income to average assets. . . . . . . . . .        0.44%        0.46%        0.43%        0.36%        0.37%
Noninterest expenses to average assets. . . . . . . . .        0.71%        0.74%        0.95%        1.06%        1.19%
Total nonperforming assets to total assets. . . . . . .        0.04%        0.35%        0.93%        0.16%        0.24%
Total nonperforming loans to total loans. . . . . . . .        0.05%        0.45%        1.26%        0.00%        0.34%
Loans, net of unearned income to deposits . . . . . . .          99%         102%          99%          97%         102%
Loans, net of unearned income to deposits (bank only) .          88%          86%          79%          76%          79%
Allowance for loan losses to total net loans. . . . . .        1.11%        1.09%        0.98%        0.94%        0.92%
Allowance for loan losses to nonperforming assets . . .        2024%         241%          78%         427%         272%
Efficiency ratio. . . . . . . . . . . . . . . . . . . .          23%          25%          29%          33%          43%
Average stockholders' equity to average total assets. .        7.11%        7.23%        7.74%        7.27%        8.50%
Stockholders' equity to total assets. . . . . . . . . .        7.98%        6.84%        8.27%        7.74%        7.87%
Tier 1 capital to average assets. . . . . . . . . . . .       10.85%        9.03%       11.31%        9.88%       10.67%
Tier 1 capital to risk weighted assets. . . . . . . . .       12.39%       10.49%       13.28%       12.21%       12.89%
Total capital to risk weighted assets . . . . . . . . .       14.42%       14.23%       14.84%       13.06%       14.11%
------------------------------------------------------------------------------------------------------------------------

(1)  Includes  trust  preferred  securities  of  $61,856,  $61,856,  $30,928,  $15,464 and $15,464 at December 31, 2005,
     2004,  2003,  2002,  2001,  respectively.

(2)  The  Company  has  never  paid  any  dividends whether in cash or otherwise on its Class A or Class B common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management's discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-K.

Intervest Bancshares Corporation has three wholly owned consolidated subsidiaries - Intervest National Bank, Intervest Mortgage Corporation and Intervest Securities Corporation (hereafter referred to collectively as the "Company" on a consolidated basis). Intervest Bancshares Corporation and Intervest National Bank may be referred to individually as the "Holding Company" and the "Bank," respectively. Intervest Bancshares Corporation also has four wholly owned unconsolidated subsidiaries, Intervest Statutory Trust I, II, III and IV, which were formed in connection with the issuance of trust preferred securities. For a discussion of the Company's business, see the section entitled "Item 1 Business" in this report.

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

The Company's profitability depends primarily on its net interest income, which is the difference between interest income generated from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. Net interest income is dependent upon the interest-rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest-rate spread will generate net interest income. The interest-rate spread is impacted by interest rates, deposit flows and loan demand.

The Company's profitability is also affected by the level of its noninterest income and expenses, provision for loan losses and income tax expense. Noninterest income consists mostly of loan and other banking fees as well as income from loan prepayments. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and interest in certain cases. The amount of income from loan prepayments can fluctuate significantly and cannot be predicted. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Many of the Company's mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely. Noninterest expense consists of compensation and benefits expense, occupancy and equipment expenses, data processing expenses, advertising expense, professional fees, insurance expense and other operating expenses. The Company's profitability is also significantly affected by general and local economic conditions, competition, changes in market interest rates, government policies and actions of regulatory authorities.

Nearly all (99.9%) of the Company's loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mix-used properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). These loans have an average life of approximately three years. The Company tends to lend in areas that are in the process of being revitalized, with a concentration of loans on properties located in New York State and the State of Florida. A significant portion of the residential properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents.

All loans are subject to the risk of default, otherwise known as credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers. A borrower's ability to make payments due under a mortgage loan is dependent upon the risks associated with real estate investments in general, including the following: general or local economic conditions in the areas the properties are located, neighborhood values, interest rates, real estate tax rates, operating expenses of the mortgaged properties, supply of and demand for rental units, supply of and demand for properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental rules, regulations and fiscal policies. Additionally, terrorist acts and armed conflicts, such as the war on terrorism, and natural disasters, such as hurricanes, may have an adverse impact on economic conditions. Economic conditions affect the market value of the mortgaged properties underlying the Company's loans as well as the levels of rent and occupancy of income-producing properties.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements and the information included in Management's Discussion and Analysis herein is governed by policies that are based on accounting principles generally accepted in the United States (GAAP) and general practices within the banking industry. The financial information contained in the Company's financial statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company's transactions would be the same, the timing of events that would impact its transactions could change. Among the more significant policies of the Company are those that govern accounting for loans and the allowance for loan losses. For a summary of all of the Company's significant accounting policies, see note 1 to the consolidated financial statements included in this report.

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

The Company believes that currently its only significant critical accounting policy relates to the determination of the allowance for loan losses. The allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about future losses on loans. The impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which could negatively affect the Company's earnings and financial position.

The allowance for loan losses reflects management's judgment as to the estimated losses that may result from defaults in the loan portfolio. The allowance for loan losses is established through a provision charged to operations. Loans are charged against the allowance when management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance.

The adequacy of the Company's allowance for loan losses is evaluated monthly or more frequently when necessary with consideration given to the following factors: (i) the size of the loan portfolio, which continues to experience rapid growth and an increase in individual loan balances; (ii) the nature of the loan portfolio, which is concentrated on commercial and multifamily real estate properties, including loans on substantially vacant properties and vacant land, all of which are generally considered to have more credit risk than 1-4 family residential lending because these loans tend to involve larger loan balances to single borrowers and their repayment is typically dependent upon the successful operation of the underlying real estate for income-producing properties, while loans on vacant land typically do not have income streams and depend upon other sources of cash flow from the borrower for repayment; (iii) specific problem loans, including loans on nonaccrual status, and estimates of fair value of the underlying properties; (iv) historical chargeoffs and recoveries; (v) adverse situations which may affect the borrowers' ability to repay; and (vi) management's perception of the current and anticipated economic conditions in the Company's lending areas, which are concentrated in New York and Florida. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions, or other factors, differ from those previously assumed in the determination of the level of the allowance.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2005 AND DECEMBER 31, 2004.

Overview
--------

Total assets at December 31, 2005 increased to $1.7 billion from $1.3 billion at December 31, 2004. Total liabilities at December 31, 2005 increased to $1.6 billion from $1.2 billion at December 31, 2004, and stockholders' equity increased to $136.2 million at December 31, 2005, from $90.1 million at December 31, 2004. Book value per common share increased to $17.41 at December 31, 2005, from $14.37 at December 31, 2004.

Selected  balance  sheet  information by entity as of December 31, 2005 follows:

                                                          Intervest    Intervest    Intervest     Inter-
                                               Holding    National     Mortgage    Securities    Company
($ in thousands)                               Company      Bank         Corp.        Corp.      Amts (1)    Consolidated
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                     $  4,242   $   52,692   $   27,893   $       500  $ (28,611)  $      56,716
Security investments                                 -      256,749            -             -          -         256,749
Loans receivable, net of deferred fees          11,464    1,274,058       82,464             -          -       1,367,986
Allowance for loan losses                          (85)     (14,846)        (250)            -          -         (15,181)
Investment in consolidated subsidiaries        183,963            -            -             -   (183,963)              -
All other assets                                 4,803       29,740        5,702            11       (103)         40,153
--------------------------------------------------------------------------------------------------------------------------
Total assets                                  $204,387   $1,598,393   $  115,809   $       511  $(212,677)  $   1,706,423
--------------------------------------------------------------------------------------------------------------------------
Deposits                                      $      -   $1,403,969   $        -   $         -  $ (28,639)  $   1,375,330
Borrowed funds and related interest payable     68,047          229       87,449             -          -         155,725
All other liabilities                              162       37,353        1,744             6        (75)         39,190
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                               68,209    1,441,551       89,193             6    (28,714)      1,570,245
--------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                           136,178      156,842       26,616           505   (183,963)        136,178
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity    $204,387   $1,598,393   $  115,809   $       511  $(212,677)  $   1,706,423
--------------------------------------------------------------------------------------------------------------------------

(1)  All  significant  intercompany  balances and transactions are eliminated in consolidation. Such amounts arise largely from  intercompany  deposit  accounts  and  investments  in  subsidiaries.

A  comparison  of  the  Company's  consolidated  balance  sheets  follows:

                                                                     At December 31, 2005          At December 31, 2004
                                                                     --------------------          --------------------
                                                                   Carrying         % of         Carrying         % of
($ in thousands)                                                     Value      Total Assets       Value      Total Assets
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                        $      56,716           3.3%  $      24,599           1.9%
Security investments                                                   256,749          15.0         253,980          19.3
Loans receivable, net of deferred fees and loan loss allowance       1,352,805          79.3       1,004,290          76.3
All other assets                                                        40,153           2.4          33,882           2.5
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                     $   1,706,423         100.0%  $   1,316,751         100.0%
---------------------------------------------------------------------------------------------------------------------------
Deposits                                                         $   1,375,330          80.6%  $     993,872          75.5%
Borrowed funds and related interest payable                            155,725           9.1         202,682          15.4
All other liabilities                                                   39,190           2.3          30,103           2.3
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                    1,570,245          92.0       1,226,657          93.2
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                   136,178           8.0          90,094           6.8
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $   1,706,423         100.0%  $   1,316,751         100.0%
---------------------------------------------------------------------------------------------------------------------------

Cash  and  Cash  Equivalents
----------------------------

Cash and cash equivalents increased to $56.7 million at December 31, 2005, from $24.6 million at December 31, 2004, due to a higher level of overnight federal fund investments. The increase reflected the temporary investment of deposit inflows, a portion of which is expected to fund new loans. Cash and cash equivalents include federal funds sold and interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. The short-term investments are normally comprised of commercial paper and certificates of deposit issued by large commercial banks and U.S. government securities. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Security  Investments
---------------------

Securities as to which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Currently, only the Bank holds such security investments, which increased to $251.5 million at December 31, 2005, from $248.9 million at December 31, 2004. The increase reflected new purchases exceeding maturities and calls during the period. The Bank continues to invest in short-term (up to 5 year maturities) U.S. government agency debt obligations to emphasize liquidity and currently targets its loan-to-deposit ratio at approximately 85%.

At December 31, 2005, the portfolio consisted of short-term debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with a weighted-average yield of 3.26% and a weighted-average remaining maturity of 1.1 years, compared to 2.33% and 1.4 years, respectively, at December 31, 2004. The securities are fixed rate or have predetermined scheduled rate increases, and some have call features that allow the issuer to call the security before its stated maturity without penalty. At December 31, 2005 and 2004, the portfolio's estimated fair value was $249.1 million and $247.2 million, respectively.

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), the Bank maintained an investment in their capital stock of $3.4 million and $1.8 million, respectively, at December 31, 2005. The FRB stock currently pays a dividend of 6%, while the FHLB stock dividend fluctuates and most recently was 5.11%. The total investment, which amounted to $5.2 million at December 31, 2005, compared to $5.1 million at December 31, 2004, fluctuates based on the Bank's capital level for the FRB stock and the Bank's loans and borrowings for the FHLB stock.

Loans  Receivable,  Net  of  Deferred  Fees  and  Allowance  for  Loan  Losses
------------------------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan losses, increased to $1.4 billion at December 31, 2005 from $1.0 billion at December 31, 2004. The growth reflected new mortgage loan originations secured by commercial and multifamily real estate exceeding principal repayments. New loan originations totaled $707 million in 2005, compared to $626 million in 2004.

Nearly all (99.9%) of the Company's loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mix-used properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). At December 31, 2005, such loans consisted of 529 loans with an aggregate principal balance of $1.4 billion and an average principal size of $2.6 million. Loans with principal balances of $5.0 million or more aggregated to 69 loans or $639.3 million, with the largest loan amounting to $20.0 million.

At December 31, 2005, $0.7 million of loans were on nonaccrual status, compared to $4.6 million at December 31, 2004. In April 2005, the property collateralizing a nonaccrual loan at December 31, 2004 with a principal balance of $3.9 million was sold at foreclosure to a third party. The loan was paid in full and the Bank recovered all amounts due thereunder. With respect to two loans on nonaccual status at December 31, 2005, the borrower declared bankruptcy and the Bankruptcy Trustee has sold the properties collateralizing the loans. The proceeds of the sale are sufficient to provide for repayment of the Company's recorded investment and the Company is taking appropriate action to obtain the proceeds from the Bankruptcy Trustee. Nonaccrual loans are considered impaired under the criteria of SFAS No. 114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded its recorded investment. At December 31, 2005 and December 31, 2004, there were no other impaired loans.

At December 31, 2005, there were $2.6 million of loans ninety days past due and still accruing interest because they were deemed by management to be well secured and in the process of collection. Such amount represented three loans that are past their maturity date, but in each case the borrower continues to make monthly payments of interest and principal. During January 2006, one loan in the amount of $1.1 million that was ninety days past due and still accruing was repaid in full. Based upon discussions with the remaining borrowers, it is anticipated that the remaining loans will be repaid in full or refinanced in the near term. There were no loans ninety days past due and still accruing interest at December 31, 2004.

Allowance  for  Loan  Losses
----------------------------

At December 31, 2005, the allowance for loan losses amounted to $15.2 million, compared to $11.1 million at December 31, 2004. The allowance represented 1.11% of total loans (net of deferred fees) outstanding at December 31, 2005 and 1.09% at December 31, 2004. The increase in the allowance was due to provisions aggregating $4.1 million during 2005 resulting largely from loan growth (which amounted to $354 million from December 31, 2004). For a further discussion of the criteria the Company uses to determine the adequacy of the allowance, see the section entitled "Critical Accounting Policies" included in this report.

All  Other  Assets
------------------

The following below sets forth the composition of the caption "All other assets:"

                                                         At December 31,
                                                         ---------------
      ($ in thousands)                                   2005       2004
     ---------------------------------------------------------------------
     Accrued interest receivable                      $   7,706  $   6,699
     Loan fees receivable                                10,941      8,208
     Premises and equipment, net                          6,421      6,636
     Deferred income tax asset                            6,988      5,095
     Deferred debenture offering costs, net               5,610      4,929
     Investment in unconsolidated subsidiaries            1,856      1,856
     All other                                              631        459
     ---------------------------------------------------------------------
                                                      $  40,153  $  33,882
     ---------------------------------------------------------------------

Accrued interest receivable fluctuates based on the amount of loans, investments and other interest-earning assets outstanding and the timing of interest payments received. The increase of $1.0 million from December 31, 2004 was due to the growth in all of these assets.

Loan fees receivable are fees due to the Company in accordance with the terms of mortgage loans. Such amounts are generally due upon the full repayment of the loan. This fee is recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan as a yield adjustment. The increase of $2.7 million from December 31, 2004 was due to the increase in the loan portfolio.

Premises and equipment decreased by $0.2 million from December 31, 2004 as net purchases of $0.3 million during the period were more than offset by normal depreciation and amortization.

The deferred income tax asset relates primarily to the unrealized tax benefit on the Company's allowance for loan losses. The allowance has been expensed for financial statement purposes but it is currently not deductible for income tax purposes until actual loan chargeoffs are incurred. The increase in the deferred tax asset of $1.9 million from December 31, 2004 is primarily a function of the increase in the allowance for loan losses during the period.

Deferred debenture offering costs consist primarily of underwriters' commissions and are amortized over the terms of the debentures. The net increase of $0.7 million from December 31, 2004 was due to $1.9 million of additional costs incurred in connection with the issuance of new debentures, partially offset by normal amortization during the period.

The investment in unconsolidated subsidiaries consists of the Holding Company's total common stock investment in Intervest Statutory Trust I, II, III and IV.

Deposits
--------

Deposits increased to $1.4 billion at December 31, 2005, from $993.9 million at December 31, 2004, reflecting an increase in certificate of deposit accounts of $373.7 million and a net increase in checking, savings and money market accounts totaling $7.8 million. At December 31, 2005, certificate of deposit accounts totaled $1.1 billion, and checking, savings and money market accounts aggregated $256.8 million. The same categories of deposit accounts totaled $744.8 million and $249.1 million, respectively, at December 31, 2004. Certificate of deposit accounts represented 81% of total deposits at December 31, 2005 and 75% at December 31, 2004. In June 2005, the Bank began accepting brokered deposits as another source of funds. Such accounts totaled $40.5 million at December 31, 2005.

Borrowed  Funds  and  Related  Interest  Payable
------------------------------------------------

The  following  table  summarizes  borrowed  funds and related interest payable:

                                                          At December 31, 2005    At December 31, 2004
                                                         ----------------------  ----------------------
                                                                       Accrued                 Accrued
      ($ in thousands)                                    Principal    Interest   Principal    Interest
     --------------------------------------------------------------------------------------------------
     Debentures - Intervest Mortgage Corporation         $   82,750  $    4,699  $   88,850  $    8,219
     Debentures - Holding Company                             4,640       1,397       5,580       1,749
     Debentures - Capital Securities - Holding Company       61,856         154      61,856         165
     FHLB advances - Intervest National Bank                      -           -      36,000          21
     Mortgage note payable - Intervest National Bank            229           -         242           -
     --------------------------------------------------------------------------------------------------
                                                         $  149,475  $    6,250  $  192,528  $   10,154
     --------------------------------------------------------------------------------------------------

Intervest Mortgage Corporation's debentures outstanding decreased due to repayments exceeding new issues.

The Holding Company's debentures outstanding decreased due to the conversion into common stock of its convertible debentures. In 2005, $1.6 million of convertible debentures ($0.9 million of principal and $0.7 million of related accrued interest payable) were converted into shares of the Holding Company's Class A common stock at the election of the debenture holders.

The Bank from time to time may borrow funds on an overnight or short-term basis to manage its liquidity needs. At December 31, 2004, the Bank had $36 million of FHLB borrowings outstanding, of which $19 million was repaid in January 2005 and $17 million was repaid in February 2005 through deposit inflows.

The Bank also has a mortgage note payable outstanding amounting to $0.2 million at December 31, 2005 and 2004. The note was issued in connection with the Bank's purchase in 2002 of property that is located across from its Court Street branch office in Florida.

Accrued interest payable on borrowed funds amounted to $6.3 million at December 31 2005, compared to $10.2 million at December 31, 2004. The decrease was due to repayments of interest as well as the decrease resulting from the conversion of debentures, partially offset by new accruals. A large portion of the accrued interest payable is due and payable at the maturity of various debentures. For a further discussion of borrowed funds, see notes 7 and 9 to the consolidated financial statements included in this report, as well as the section "Liquidity and Capital Resources."

All  Other  Liabilities
-----------------------

The following table sets forth the composition of the caption "All other liabilities:"

                                                         At December 31,
                                                         ---------------
           ($ in thousands)                              2005       2004
          ----------------------------------------------------------------
          Mortgage escrow funds payable               $  20,302  $  14,533
          Official checks outstanding                    11,689     12,061
          Accrued interest payable on deposits            3,232      1,718
          Income taxes payable                            1,643         81
          All other liabilities                           2,324      1,710
          ----------------------------------------------------------------
                                                      $  39,190  $  30,103
          ----------------------------------------------------------------

Mortgage escrow funds payable represent advance payments made to the Company by borrowers for property taxes and insurance that are remitted by the Company to third parties. The increase of $5.8 million from December 31, 2004 reflected the growth in the loan portfolio as well as the timing of tax payments.

Official checks outstanding vary and fluctuate based on banking activity. Accrued interest payable on deposits fluctuates based on total deposits and timing of interest payments. The increase of $1.5 million in accrued interest payable from December 31, 2004 reflected the growth in deposits. Income taxes payable fluctuates based on the Company's earnings, effective tax rate and timing of tax payments.

All other liabilities are comprised mainly of accrued expenses and fees received on loan commitments that have not yet been funded. The increase of $0.6 million from December 31, 2004 reflected a higher level of accrued expenses.

Stockholders'  Equity
---------------------

Stockholders' equity increased to $136.2 million from $90.1 million at December 31, 2004 as follows:

                                                                                                Per
      ($ in thousands)                                                     Amount    Shares    Share
     -----------------------------------------------------------------------------------------------
     Stockholders' equity at December 31, 2004                           $ 90,094  6,271,433  $14.37
     Net earnings for the year                                             18,184          -       -
     Class A common stock issued in public offering                        26,311  1,436,468   18.32
     Convertible debentures converted at election of debenture holders      1,589    115,157   13.80
     -----------------------------------------------------------------------------------------------
     Stockholders' equity at December 31, 2005                           $136,178  7,823,058  $17.41
     -----------------------------------------------------------------------------------------------

The Holding Company completed in August 2005 a public offering of 1,250,000 shares of its Class A Common Stock for $19.75 per share and in September 2005 issued an additional 186,468 shares of Class A common stock for $19.75 per share in connection with the exercise by the underwriters of an option to purchase additional shares to cover over-allotments. The issuance of these shares, after underwriting commissions and expenses, resulted in $26.3 million of additional capital for the Company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004.

Overview
--------

Consolidated net earnings for the year ended December 31, 2005 increased by $6.7 million, or 59%, to $18.2 million, or $2.47 per diluted share, from $11.5 million, or $1.71 per diluted share, reported in 2004. The $6.7 million increase in earnings was due to growth in net interest and dividend income of $12.6 million, an increase of $1.5 million in noninterest income and a decrease in the provision for loan losses of $0.4 million. These improvements were partially offset by a $5.3 million increase in income tax expense and a $2.5 million increase in noninterest expenses. The Company's return on average assets and equity improved to 1.20% and 16.91%, respectively, in 2005, from 1.02% and 14.14% in 2004, and its efficiency ratio (which is a measure of its ability to control expenses as a percentage of its revenues) continues to be favorable and improved to 23% in 2005 from 25% in 2004.

Selected information regarding results of operations by entity for 2005 follows:

                                             Intervest    Intervest    Intervest              Inter-
                                             National     Mortgage    Securities    Holding   Company
($ in thousands)                               Bank         Corp.        Corp.      Company   Amts (2)   Consolidated
----------------------------------------------------------------------------------------------------------------------
Interest and dividend income                $   87,257   $   10,197   $        13  $    931   $   (517)  $      97,881
Interest expense                                45,591        7,370             -     5,003       (517)         57,447
                                            --------------------------------------------------------------------------
Net interest and dividend income                41,666        2,827            13    (4,072)         -          40,434
Provision for loan losses                        4,157          (82)            -         -          -           4,075
Noninterest income                               5,524        6,008           115       520     (5,573)          6,594
Noninterest expenses                            12,329        3,172            83       692     (5,573)         10,703
                                            --------------------------------------------------------------------------
Earnings before taxes                           30,704        5,745            45    (4,244)         -          32,250
Provision for income taxes                      13,349        2,656            21    (1,960)         -          14,066
----------------------------------------------------------------------------------------------------------------------
Net earnings                                $   17,355   $    3,089   $        24  $ (2,284)  $      -   $      18,184
----------------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)                      (4,356)           -             -     4,356   $      -               -
----------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $   12,999   $    3,089   $        24  $  2,072   $      -   $      18,184
----------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany
    dividends for 2004                      $    7,436   $    2,354   $        22  $  1,641   $      -   $      11,453
----------------------------------------------------------------------------------------------------------------------

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

Net interest and dividend income increased by $12.6 million to $40.4 million in 2005, from $27.8 million in 2004. The improvement was attributable to a $392.8 million increase in average interest-earning assets resulting from continued growth in loans of $338.4 million and a higher level of security and short-term investments aggregating to $54.4 million. The growth in average assets was funded by $354.7 million of additional interest-bearing deposits, $3.6 million of additional borrowed funds and a $26.5 million increase in stockholders' equity (resulting from earnings and the issuance of shares in a public offering and from the conversion of convertible debentures).

The Company's net interest margin increased to 2.70% in 2005 from 2.52% in 2004. The higher margin was due to the Company's yield on interest-earning assets increasing at a faster pace than its cost of funds. In a steadily rising interest rate environment in 2005, the yield on the Company's interest-earning assets increased 51 basis points to 6.53% in 2005, primarily due to higher yields on new mortgage loans originated, an increase in yields earned on variable-rate loans indexed to the prime rate, and higher yields earned on security and other short-term investments. The cost of funds also increased by 37 basis points to 4.21% in 2005 due to higher rates paid on deposit accounts.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2005 and 2004. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

                                                                       For the Year Ended December 31,
                                                                       -------------------------------
                                                                 2005                                   2004
                                                   ------------------------------------  ------------------------------------
                                                     Average    Interest      Yield/       Average    Interest      Yield/
($ in thousands)                                     Balance    Inc./Exp.      Rate        Balance    Inc./Exp.      Rate
-----------------------------------------------------------------------------------------------------------------------------
                      Assets
Interest-earning assets:
  Loans (1)                                        $1,206,089   $   89,590        7.43%  $  867,724   $   61,928        7.14%
  Securities                                          258,906        7,229        2.79      207,557        4,259        2.05
  Other interest-earning assets                        32,865        1,062        3.23       29,766          362        1.22
-----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       1,497,860   $   97,881        6.53%   1,105,047   $   66,549        6.02%
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             14,906                                15,505
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,512,766                            $1,120,552
-----------------------------------------------------------------------------------------------------------------------------
      Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest checking deposits                       $   10,636   $      166        1.56%  $   12,052   $      187        1.55%
  Savings deposits                                     22,397          536        2.39       30,803          550        1.79
  Money market deposits                               202,618        5,947        2.94      191,495        3,583        1.87
  Certificates of deposit                             966,128       38,270        3.96      612,735       22,010        3.59
-----------------------------------------------------------------------------------------------------------------------------
  Total deposit accounts                            1,201,779       44,919        3.74      847,085       26,330        3.11
-----------------------------------------------------------------------------------------------------------------------------
  Federal funds purchased and FHLB advances             4,871          139        2.85        1,914           40        2.09
  Debentures and accrued interest payable              96,007        8,014        8.35      109,697        8,801        8.02
  Debentures - capital securities                      61,856        4,359        7.05       47,533        3,495        7.35
  Mortgage note payable                                   236           16        6.99          249           17        7.00
-----------------------------------------------------------------------------------------------------------------------------
  Total borrowed funds                                162,970       12,528        7.69      159,393       12,353        7.75
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  1,364,749   $   57,447        4.21%   1,006,478   $   38,683        3.84%
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            6,335                                 6,599
Noninterest-bearing liabilities                        34,162                                26,471
Stockholders' equity                                  107,520                                81,004
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,512,766                            $1,120,552
-----------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $   40,434        2.32%               $   27,866        2.18%
-----------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $  133,111                     2.70%  $   98,569                     2.52%
-----------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
    to total interest-bearing liabilities                1.10x                                 1.10x
-----------------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets                               1.20%                                 1.02%
  Return on average equity                              16.91%                                14.14%
  Noninterest expense to average assets                  0.71%                                 0.74%
  Efficiency ratio (2)                                     23%                                   25%
  Average stockholders' equity to average assets         7.11%                                 7.23%
-----------------------------------------------------------------------------------------------------------------------------

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

                                             For the Year Ended December 31, 2005 vs. 2004
                                             ---------------------------------------------
                                             Increase (Decrease) Due To Change In:
                                             -------------------------------------
($ in thousands)                                 Rate          Volume       Rate/Volume       Total
-------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans                                      $      2,516   $     24,159   $        987   $     27,662
  Securities                                        1,536          1,053            381          2,970
  Other interest-earning assets                       598             38             64            700
-------------------------------------------------------------------------------------------------------
Total interest-earning assets                       4,650         25,250          1,432         31,332
-------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking deposits                            1            (22)             -            (21)
  Savings deposits                                    185           (150)           (49)           (14)
  Money market deposits                             2,049            208            107          2,364
  Certificates of deposit                           2,267         12,687          1,306         16,260
-------------------------------------------------------------------------------------------------------
Total deposit accounts                              4,502         12,723          1,364         18,589
-------------------------------------------------------------------------------------------------------
Federal funds purchased and FHLB advances              15             62             22             99
Debentures and accrued interest payable               362         (1,098)           (51)          (787)
Debentures - capital securities                      (143)         1,040            (33)           864
Mortgage note payable                                   -             (1)             -             (1)
-------------------------------------------------------------------------------------------------------
Total borrowed funds                                  234              3            (62)           175
-------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  4,736         12,726          1,302         18,764
-------------------------------------------------------------------------------------------------------
Net change in interest and dividend income   $        (86)  $     12,524   $        130   $     12,568
-------------------------------------------------------------------------------------------------------

Provision  for  Loan  Losses
----------------------------

The provision for loan losses decreased by $0.4 million to $4.1 million in 2005, from $4.5 million in 2004. The lower provision was a function of the favorable impact (of approximately $0.6 million) from the satisfaction of a $3.9 million nonaccrual loan in the second quarter of 2005, partially offset by an increase in the amount of loan growth. Total loans grew by $354.3 million in 2005, compared to $347.9 million in 2004.

Noninterest  Income
-------------------

Noninterest income increased by $1.5 million to $6.6 million in 2005 and is summarized as follows:

                                                              For the Year Ended December 31,
                                                              -------------------------------
      ($ in thousands)                                             2005              2004
     -----------------------------------------------------------------------------------------
     Customer service fees                                  $            334  $            252
     Income from mortgage lending activities (1)                       1,082             1,221
     Income from the early repayment of mortgage loans (2)             5,062             3,546
     Commissions and fees                                                115               119
     Gain from early call of investment securities (3)                     1                 2
     -----------------------------------------------------------------------------------------
                                                            $          6,594  $          5,140
     -----------------------------------------------------------------------------------------

     (1)  Consists  mostly  of  fees  from  expired  loan  commitments  and  loan  servicing, maintenance and inspections charges.
     (2)  Consists  of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases.
     (3)  Consists  of the recognition of any unamortized premium or discount at time of call.

Noninterest income increased due to a $1.5 million increase in income from the prepayment of mortgage loans and a $0.1 million increase in fees from early deposit withdrawals, partially offset by a $0.1 million decrease in fees earned from expired loan commitments that were not funded. The prepayment income for the 2005 period included $0.6 million from the early satisfaction of the nonaccrual loan noted above. The Company's income from loan prepayments, which fluctuates and cannot be predicted, tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates.

Noninterest  Expenses
---------------------

Noninterest expenses increased by $2.5 million to $10.7 million in 2005 and are summarized as follows:

                                               For the Year Ended December 31,
                                               -------------------------------
     ($ in thousands)                               2005              2004
     ---------------------------------------------------------------------------
     Salaries and employee benefits           $          5,726  $          4,046
     Occupancy and equipment, net                        1,487             1,659
     Data processing                                       605               428
     Professional fees and services                        773               411
     Stationery, printing and supplies                     211               180
     Postage and delivery                                  129               111
     FDIC and general insurance                            324               264
     Director and committee fees                           527               397
     Advertising and promotion                             225               110
     All other expenses                                    696               645
     ---------------------------------------------------------------------------
                                              $         10,703  $          8,251
     ---------------------------------------------------------------------------

Salaries and employee benefits expense increased primarily due to salary increases, a higher cost of employee benefits and additional staff aggregating $0.8 million, and a $0.8 million increase in bonus payments to certain executives of the Company in connection with capital raising activities. The Company had 69 fulltime employees at December 31, 2005 versus 64 at December 31, 2004.

Occupancy and equipment expense decreased due to a decrease in rent expense resulting from the termination in September 2004 of Intervest Mortgage Corporation's lease on its former space at 10 Rockefeller Plaza and an increase in sublease income from the Bank's Florida offices. These items were partially offset by increased rent on the Company's new larger office space at One Rockefeller Plaza.

Data processing expense increased primarily due to the growth in the Bank's assets.

Professional fees expense increased due to the growth in the Company's assets as well as additional accruals (of $0.2 million) for consulting expense associated with the ongoing compliance with the Sarbanes Oxley requirements for internal controls.

Director and committee fees expense increased due to higher fees paid to directors for each board and committee meeting attended. The fees were increased for board and committee meetings in October 2004 and an additional increase was made in June 2005 for audit committee meetings.

Advertising expense increased due to additional advertising to support loan and deposit growth. Stationery, printing and supplies, postage and delivery, and FDIC and general insurance expenses increased primarily due to the Company's growth as well as a rate increase for general insurance.

All other expense increased primarily due to the payment of a Nasdaq National Market entry fee. The Company's Class A common stock began trading on the Nasdaq National Market on June 27, 2005. Previously, the stock had traded on the Nasdaq SmallCap Market.

Provision  for  Income  Taxes
-----------------------------

The provision for income taxes increased by $5.3 million to $14.1 million in 2005, from $8.8 million in 2004, due to higher pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.6% in 2005, compared to 43.4% in 2004.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003.

Overview
--------

Consolidated net earnings for the year ended December 31, 2004 increased by $2.3 million, or 26%, to $11.5 million, or $1.71 per diluted share, from $9.1 million, or $1.53 per diluted share, reported in 2003. The $2.3 million increase in earnings was due to growth in net interest and dividend income of $6.0 million and an increase of $1.8 million in noninterest income. These revenue increases were partially offset by a $2.6 million increase in the provision for loan losses, a $1.9 million increase in income tax expense and a $1.0 million increase in noninterest expenses. The Company's return on average assets and equity was 1.02% and 14.14%, respectively, in 2004, compared to 1.19% and 15.34% in 2003, and its efficiency ratio (which is a measure of the Company's ability to control expenses as a percentage of its revenues) stood at 25% for 2004.

Selected information regarding results of operations by entity for 2004 follows:

                                             Intervest   Intervest    Intervest                Inter-
                                             National     Mortgage    Securities    Holding   Company
($ in thousands)                               Bank        Corp.        Corp.       Company   Amts (2)   Consolidated
---------------------------------------------------------------------------------------------------------------------
Interest and dividend income                $   55,770   $    9,896  $         6   $  1,087   $   (210)  $     66,549
Interest expense                                26,597        7,945            -      4,351       (210)        38,683
---------------------------------------------------------------------------------------------------------------------
Net interest and dividend income                29,173        1,951            6     (3,264)         -         27,866
Provision for loan losses                        4,379          140            -          7          -          4,526
Noninterest income                               4,272        4,915          119        389     (4,555)         5,140
Noninterest expenses                             9,935        2,347           84        440     (4,555)         8,251
---------------------------------------------------------------------------------------------------------------------
Earnings before taxes                           19,131        4,379           41     (3,322)         -         20,229
Provision for income taxes                       8,266        2,025           19     (1,534)         -          8,776
---------------------------------------------------------------------------------------------------------------------
Net earnings                                $   10,865   $    2,354  $        22   $ (1,788)  $      -   $     11,453
---------------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)                      (3,429)           -            -      3,429          -              -
---------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $    7,436   $    2,354  $        22   $  1,641   $      -   $     11,453
---------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany
    dividends for 2003                      $    6,972   $    1,759  $        (6)  $    395   $      -   $      9,120
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

Net interest and dividend income increased by $6.0 million to $27.9 million in 2004, from $21.9 million in 2003. The improvement was attributable to a $350.7 million increase in average interest-earning assets resulting from continued growth in loans of $282.2 million and a higher level of security and short-term investments which totaled $68.6 million. The growth in average assets was funded by $287.4 million of new deposits, $34.4 million of additional borrowed funds and a $21.6 million increase in stockholders' equity (resulting from earnings and the issuance of shares upon the exercise of Class A common stock warrants and conversion of convertible debentures).

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

                                                                       For the Year Ended December 31,
                                                                       -------------------------------
                                                                  2004                                 2003
                                                   -----------------------------------  -------------------------------------
                                                     Average    Interest      Yield/       Average    Interest      Yield/
($ in thousands)                                     Balance    Inc./Exp.      Rate        Balance    Inc./Exp.      Rate
-----------------------------------------------------------------------------------------------------------------------------
                       Assets
Interest-earning assets:
  Loans (1)                                        $  867,724   $   61,928        7.14%  $  585,556   $   47,223        8.06%
  Securities                                          207,557        4,259        2.05      143,766        2,965        2.06
  Other interest-earning assets                        29,766          362        1.22       24,983          276        1.10
-----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       1,105,047   $   66,549        6.02%     754,305   $   50,464        6.69%
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             15,505                                13,686
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,120,552                            $  767,991
-----------------------------------------------------------------------------------------------------------------------------
        Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest checking deposits                       $   12,052   $      187        1.55%  $   11,120   $      182        1.64%
  Savings deposits                                     30,803          550        1.79       31,782          601        1.89
  Money market deposits                               191,495        3,583        1.87      146,509        2,763        1.89
  Certificates of deposit                             612,735       22,010        3.59      370,235       14,891        4.02
-----------------------------------------------------------------------------------------------------------------------------
  Total deposit accounts                              847,085       26,330        3.11      559,646       18,437        3.29
-----------------------------------------------------------------------------------------------------------------------------
  Federal funds purchased and FHLB advances             1,914           40        2.09            -            -           -
  Debentures and accrued interest payable             109,697        8,801        8.02      105,347        8,316        7.89
  Debentures - capital securities                      47,533        3,495        7.35       19,356        1,793        9.26
  Mortgage note payable                                   249           17        7.00          261           18        7.00
-----------------------------------------------------------------------------------------------------------------------------
  Total borrowed funds                                159,393       12,353        7.75      124,964       10,127        8.10
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  1,006,478   $   38,683        3.84%     684,610   $   28,564        4.17%
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            6,599                                 5,666
Noninterest-bearing liabilities                        26,471                                18,264
Stockholders' equity                                   81,004                                59,451
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,120,552                            $  767,991
-----------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $   27,866        2.18%               $   21,900        2.52%
-----------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $   98,569                     2.52%  $   69,695                     2.90%
-----------------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
    to total interest-bearing liabilities                1.10x                                 1.10x
-----------------------------------------------------------------------------------------------------------------------------
Other Ratios:
  Return on average assets                               1.02%                                 1.19%
  Return on average equity                              14.14%                                15.34%
  Noninterest expense to average assets                  0.74%                                 0.95%
  Efficiency ratio (2)                                     25%                                   29%
  Average stockholders' equity to average assets         7.23%                                 7.74%
-----------------------------------------------------------------------------------------------------------------------------

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

                                             For the Year Ended December 31, 2004 vs. 2003
                                             ---------------------------------------------
                                             Increase (Decrease) Due To Change In:
                                             -------------------------------------
($ in thousands)                                 Rate          Volume       Rate/Volume       Total
-------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans                                      $     (5,387)  $     22,743   $     (2,651)  $     14,705
  Securities                                          (14)         1,314             (6)         1,294
  Other interest-earning assets                        30             53              3             86
-------------------------------------------------------------------------------------------------------
Total interest-earning assets                      (5,371)        24,110         (2,654)        16,085
-------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking deposits                          (10)            15              -              5
  Savings deposits                                    (32)           (19)             -            (51)
  Money market deposits                               (29)           850             (1)           820
  Certificates of deposit                          (1,592)         9,749         (1,038)         7,119
-------------------------------------------------------------------------------------------------------
Total deposit accounts                             (1,663)        10,595         (1,039)         7,893
-------------------------------------------------------------------------------------------------------
Federal funds purchased and FHLB advances               -              -             40             40
Debentures and accrued interest payable               137            343              5            485
Debentures - capital securities                      (370)         2,609           (537)         1,702
Mortgage note payable                                   -             (1)             -             (1)
-------------------------------------------------------------------------------------------------------
Total borrowed funds                                 (233)         2,951           (492)         2,226
-------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                 (1,896)        13,546         (1,531)        10,119
-------------------------------------------------------------------------------------------------------
Net change in interest and dividend income   $     (3,475)  $     10,564   $     (1,123)  $      5,966
-------------------------------------------------------------------------------------------------------

Provision  for  Loan  Losses
----------------------------

The provision for loan losses increased to $4.5 million in 2004 from $2.0 million in 2003. The higher provision was a function of loan growth, which amounted to $347.9 million in 2004 compared to $183.6 million in 2003, as well as a decrease in the credit grade of two loans during the third quarter of 2004.

Noninterest  Income
-------------------

Noninterest income increased by $1.8 million to $5.1 million in 2004 and is summarized as follows:

                                                                 For the Year Ended December 31,
                                                                 -------------------------------
      ($ in thousands)                                                2004              2003
     ---------------------------------------------------------------------------------------------
     Customer service fees                                     $            252  $            187
     Income from mortgage lending activities (1)                          1,221               824
     Income from the early repayment of mortgage loans (2)                3,546             2,317
     Commissions and fees                                                   119                38
     Gain (loss) from early call of investment securities (3)                 2               (51)
     All other noninterest income                                             -                 6
     ---------------------------------------------------------------------------------------------
                                                               $          5,140  $          3,321
     ---------------------------------------------------------------------------------------------

     (1)  Consists  mostly  of  fees  from  expired  loan  commitments  and  loan  servicing,
          Maintenance  and  inspections  charges.
     (2)  Consists  of  the recognition of unearned fees associated with such loans at the time of payoff  and  the  receipt  of  prepayment  penalties  and  interest  in  certain  cases.
     (3)  Consists  of  the  recognition  of  any unamortized premium or discount at time of call.

Noninterest income increased primarily due to higher income of $1.2 million from the prepayment of mortgage loans, a $0.3 million increase in loan service charges and $0.1 million of additional fee income from loan commitments that expired and were not funded.

Noninterest  Expenses
---------------------

Noninterest expenses increased by $1.0 million to $8.3 million in 2004 and is summarized as follows:

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
     ----------------------------------------------------------------------

Salaries and employee benefits expense increased due to the following: $0.6 million from salary increases, a higher cost of employee benefits and additional staff; $0.4 million from bonus payments to certain executives of the Company in connection with the sale of capital securities and leasing of new space; and $41,000 of additional commission expense. The increases were partially offset by a $0.4 million decrease in compensation from common stock warrants and a $0.2 million decrease in compensation resulting from a higher level of SFAS No. 91 direct fee income (due to more loan originations). The Company had 64 fulltime employees at December 31, 2004 versus 61 at December 31, 2003. See note 14 to the consolidated financial statements included in this report for additional information on common stock warrants.

Occupancy and equipment expense increased due to the leasing of larger office space. In May 2004, Intervest Bancshares Corporation, Intervest National Bank's New York office, Intervest Mortgage Corporation and Intervest Securities Corporation moved into newly constructed offices on the entire fourth floor at One Rockefeller Plaza in New York City. Intervest Mortgage Corporation's lease obligation of approximately $22,000 per month on its former space at 10 Rockefeller Plaza expired in September 2004.

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

Provision for Income Taxes
--------------------------

The provision for income taxes increased by $1.9 million to $8.8 million in 2004, from $6.9 million in 2003, due to higher pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.4% in 2004, compared to 43.0% in 2003.

OFF-BALANCE SHEET AND OTHER FINANCING ARRANGEMENTS

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For a further discussion of these financial instruments, see note 19 to the consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment commitments, deposit withdrawals and the repayment of borrowed funds. The Company's primary sources of funds consist of the following: retail deposits obtained through the Bank's branch offices and through the mail; principal repayments of loans; maturities and calls of securities; issuance of debentures; borrowings from the federal funds market and through FHLB advances; and cash flow provided by operating activities. For additional detail concerning the Company's cash flows, see the condensed consolidated statements of cash flows included in this report.

The Bank has and expects to continue to rely heavily on certificates of deposit (time deposits) as a source of funds. Total deposits amounted to $1.4 billion at December 31, 2005 and time deposits represented 81%, or $1.1 billion, of those deposits. Additionally, time deposits of $100,000 or more at December 31, 2005 totaled $371.8 million and included $40.5 million of brokered deposits. The Bank began accepting brokered deposits as another source of funds beginning in June 2005. The Bank must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Time deposits are the only deposit accounts offered by the Bank that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. The Bank needs to pay competitive interest rates to attract and retain time deposits to fund its loan originations. In addition, the Bank has and expects to continue to rely on capital contributions from the Holding Company to increase its capital to support its rapid asset growth. The Holding Company made a total of $32.5 million of capital contributions to the Bank during 2005. At December 31, 2005, the Bank had $382.0 million of time deposits maturing by December 31, 2006. The Bank expects that a substantial portion of these deposits will be renewed and stay with the Bank.

The Bank, from time to time, may borrow funds on an overnight or short-term basis to manage its liquidity needs. At December 31, 2005, the Bank had agreements with correspondent banks whereby it could borrow up to $16 million on an unsecured basis. In addition, as a member of the FHLB and FRB, the Bank can also borrow from these institutions on a secured basis. During 2005, the Bank borrowed a total of $60.4 million of short-term FHLB advances and overnight federal funds purchases and repaid a total of $96.4 million for a net decrease of $36.0 million from short-term borrowings outstanding at December 31, 2004. At December 31, 2005, there were no outstanding borrowings from any of the aforementioned sources. At December 31, 2005, the Bank had available collateral consisting of investment securities to support total borrowings of $243 million from the FHLB and FRB.

Intervest Mortgage Corporation has and expects to continue to rely on the issuance of its subordinated debentures in registered, best efforts offerings to the public as a source of funds to support its loan originations. In addition, as the Bank's mortgage loan portfolio has grown, service fee income received by Intervest Mortgage Corporation from the Bank has comprised an increasing percentage of Intervest Mortgage Corporation's cash flow. The Bank has a servicing agreement with Intervest Mortgage Corporation whereby Intervest Mortgage Corporation provides the Bank with mortgage loan origination services for a monthly fee that is based on loan origination volumes. The services include the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Bank's underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. The services are performed by Intervest Mortgage Corporation's personnel and the related expenses are borne by Intervest Mortgage Corporation. In addition, from time to time, Intervest Mortgage Corporation has also received capital contributions from the Holding Company.

Intervest Mortgage Corporation's lending business is dependent on its continuing ability to sell its debentures with interest rates that would result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures.

As detailed in note 7 to the consolidated financial statements included in this report, at December 31, 2005, $82.8 million in aggregate principal amount of Intervest Mortgage Corporation's subordinated debentures were outstanding with fixed interest rates that range from 6.25% to 9.00% per annum and maturities that range from July 1, 2006 to October 1, 2013. During 2005, Intervest Mortgage Corporation repaid various debentures for a total of $37.2 million

($32.1 million of principal and $5.1 million of related accrued interest payable), and issued new debentures with an aggregate principal amount of $26.0 million for net proceeds, after offering costs, of $24.1 million. At December 31, 2005, Intervest Mortgage Corporation had $8.8 million of debentures and related accrued interest payable maturing by December 31, 2006, which are expected to be repaid from cash flow generated from maturities of existing mortgage loans, ongoing operations and cash on hand. In the first quarter of 2006, Intervest Mortgage Corporation anticipates filing a registration statement with the SEC related to a public offering of additional debentures of up to $16 million in aggregate principal amount.

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

At December 31, 2005, the Holding Company had $1.3 million of debentures and related accrued interest payable maturing by December 31, 2006, which are expected to be repaid from cash on hand. The Holding Company completed in August 2005 a public offering of 1,250,000 shares of its Class A common stock for $19.75 per share and in September 2005 issued an additional 186,468 shares of Class A common stock for $19.75 per share in connection with the exercise by the underwriters of an option to purchase additional shares to cover over-allotments. The issuance of these shares, after underwriting commissions and expenses, resulted in $26.3 million of additional capital for the Company.

The Holding Company, through its wholly owned business trusts Intervest Statutory Trust I, II, III and IV, issued in December 2001, September 2003, March 2004 and September 2004, $15.0 million, respectively, of trust preferred securities for a total of $60 million at both fixed and variable rates of interest that mature in 2031 or later. The total proceeds from these securities have been invested in the Bank at various times through capital contributions. The Holding Company is required to make interest payments on the principal of those securities, which currently amount to $4.4 million annually. The Bank provides funds to Holding Company in the form of dividends for this purpose. At December 31, 2005, approximately $45.4 million of the trust preferred securities qualified as regulatory Tier 1 capital and the remainder qualified as Tier 2 capital in the Holding Company's computation of regulatory capital.

Additional information concerning outstanding time deposits, debentures and trust preferred securities, including interest rates and maturity dates can be found in notes 6, 7 and 9 of the notes to the consolidated financial statements included in this report.

At December 31, 2005, the Company's total commitments to lend aggregated to $102.4 million. Although there is no certainty, management anticipates that the majority of these loan commitments will be funded over the next 12 months. If all these commitments were to close, they would be funded by the sources of funds described above.

The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities. Management is not aware of any trends, known demand, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

CONTRACTUAL OBLIGATIONS

The table below summarizes the Company's contractual obligations as of December 31, 2005.

                                                                                  Due In
                                                                -----------------------------------------
                                                                          2007 and   2009 and   2011 and
($ in thousands)                                      Total       2006      2008       2010       Later
---------------------------------------------------------------------------------------------------------
Subordinated debentures and mortgage note payable   $   87,619  $  7,264  $  23,171  $  26,536  $  30,648
Subordinated debentures - capital securities            61,856         -          -          -     61,856
Accrued interest payable on all borrowed funds           6,096     2,828      2,455        532        281
Deposits with no stated maturities                     256,816   256,816          -          -          -
Deposits with stated maturities                      1,118,514   381,968    386,244    323,074     27,228
Operating lease payments                                 7,336       911      1,708      1,755      2,962
Unfunded loan commitments (1)                          101,597    97,057      4,540          -          -
Available lines of credit (1)                              737       737          -          -          -
Standby letters of credit (1)                              100       100          -          -          -
---------------------------------------------------------------------------------------------------------
                                                    $1,640,671  $747,681  $ 418,118  $ 351,897  $ 122,975
---------------------------------------------------------------------------------------------------------

(1)  Since  some  of  the  commitments  are  expected  to  expire  without  being  drawn  upon, the total commitment  amount  does  not  necessarily  represent  future  cash  requirements.

REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements. The Federal Deposit Insurance Corporation (FDIC) and other bank regulatory agencies use five capital categories ranging from well capitalized to critically undercapitalized to determine various matters, including prompt corrective action and each institution's FDIC deposit insurance premiums. These categories involve quantitative measures of a bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.

The Bank is required to maintain regulatory defined minimum Tier 1 leverage and Tier 1and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At December 31, 2005 and 2004, management believes the Bank met its capital adequacy requirements and is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management is not aware of any conditions or events that would change the Bank's designation as a well-capitalized institution.

Information regarding the Bank's regulatory capital and related ratios is summarized as follows:

                                                            At December 31,
                                                            ---------------
      ($ in thousands)                                     2005         2004
      --------------------------------------------------------------------------
      Tier 1 Capital                                    $  156,842   $  106,724
      Tier 2 Capital                                        14,846       10,689
      --------------------------------------------------------------------------
      Total risk-based capital                          $  171,688   $  117,413
      --------------------------------------------------------------------------
      Net risk-weighted assets                          $1,362,728   $  971,823
      Average assets for regulatory purposes            $1,562,779   $1,140,624
      --------------------------------------------------------------------------
      Tier 1 capital to average assets                       10.04%        9.36%
      Tier 1 capital to risk-weighted assets                 11.51%       10.98%
      Total capital to risk-weighted assets                  12.60%       12.08%
      --------------------------------------------------------------------------

The Holding Company on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At December 31, 2005 and 2004, management believes that the Holding Company met its capital adequacy requirements.

Information regarding the Holding Company's regulatory capital and related ratios is summarized below:

                                                             At December 31,
                                                             ---------------
      ($ in thousands)                                      2005         2004
     ---------------------------------------------------------------------------
     Tier 1 Capital (1)                                 $  181,571   $  115,031
     Tier 2 Capital (1)                                     29,788       41,074
     ---------------------------------------------------------------------------
     Total risk-based capital                           $  211,359   $  156,105
     ---------------------------------------------------------------------------
     Net risk-weighted assets                           $1,466,027   $1,096,711
     Average assets for regulatory purposes             $1,673,832   $1,273,770
     ---------------------------------------------------------------------------
     Tier 1 capital to average assets                        10.85%        9.03%
     Tier 1 capital to risk-weighted assets                  12.39%       10.49%
     Total capital to risk-weighted assets                   14.42%       14.23%
     ---------------------------------------------------------------------------

     (1) There are $60 million of qualifying capital securities outstanding (total debentures of $61.9 million issued to Statutory Trust I, II, III and IV by the Holding Company less the Holding Company's investments in those trusts aggregating $1.9 million). At December 31, 2005 and December 31, 2004, $45.4 million and $30.0 million of those securities, respectively, was included in Tier 1 Capital, and the remaining portion was included in Tier 2 Capital. The inclusion of these securities in Tier 1 capital is limited to 25% of core capital elements, as defined in the FDIC regulations

The Federal Reserve on March 1, 2005 issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies (BHC), but with stricter quantitative limits and clearer qualitative standards. The new rule provides a transition period for BHCs to meet the new, stricter limitations within regulatory capital by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009.

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

As of December 31, 2005, assuming the Company no longer included its trust preferred securities in Tier 1 Capital, the Company would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action.

Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule which requires the maintenance of minimum net capital of $5,000. At December 31, 2005 and 2004, Intervest Securities Corporation's net capital was $0.5 million.

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

A simple interest rate gap analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates for the following reasons. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in market rates. In addition, certain assets, such as adjustable-rate mortgage loans, may have features generally referred to in the industry as "interest rate caps and floors," which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, asset prepayment and early deposit withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest-rate increase, and the behavior of depositors may be different than those assumed in the gap analysis.

The Company's one-year positive interest rate sensitivity gap increased to $498.7 million , or 29.2% of total assets, at December 31, 2005, from $114.0 million, or 8.7% at December 31, 2004. The increase in the positive gap primarily reflects an increase in loans that reprice or mature within one year funded by time deposits with terms of more than one year. For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, the one-year gap would then change. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 40.1% at December 31, 2005, compared to a positive 22.5 % at December 31, 2004.

Many of the Company's floating-rate loans have a "floor," or minimum rate, that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan's interest rate. This feature reduces the unfavorable effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward. However, the Company may nonetheless experience loan prepayments, the amount of which cannot be predicted, and reinvestment risk associated with the resulting proceeds.

Notwithstanding all of the above, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The table below summarizes interest-earning assets and interest-bearing liabilities as of December 31, 2005, that are scheduled to mature or reprice within the periods shown.

                                                  0-3        4-12    Over 1-4      Over 4
($ in thousands)                               Months      Months       Years       Years        Total
-------------------------------------------------------------------------------------------------------
Loans (1)                                   $ 549,600   $ 370,277   $ 384,893   $  76,274   $1,381,044
Securities held to maturity (2)                63,437     108,317      79,754           -      251,508
Short-term investments                         45,121           -           -           -       45,121
FRB and FHLB stock                              1,803           -           -       3,438        5,241
-------------------------------------------------------------------------------------------------------
Total rate-sensitive assets                 $ 659,961   $ 478,594   $ 464,647   $  79,712   $1,682,914
-------------------------------------------------------------------------------------------------------
Deposit accounts (3):
  Interest checking deposits                $   7,202   $       -   $       -   $       -   $    7,202
  Savings deposits                             17,351           -           -           -       17,351
  Money market deposits                       223,075           -           -           -      223,075
  Certificates of deposit                      97,265     284,702     546,589     189,958    1,118,514
-------------------------------------------------------------------------------------------------------
Total deposits                                344,893     284,702     546,589     189,958    1,366,142
-------------------------------------------------------------------------------------------------------
Debentures and mortgage note payable (1)            -       7,250      83,032      59,193      149,475
Accrued interest on all borrowed funds (1)      1,385       1,597       2,745         523        6,250
-------------------------------------------------------------------------------------------------------
Total borrowed funds                            1,385       8,847      85,777      59,716      155,725
-------------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities            $ 346,278   $ 293,549   $ 632,366   $ 249,674   $1,521,867
-------------------------------------------------------------------------------------------------------
GAP (repricing differences)                 $ 313,683   $ 185,045   $(167,719)  $(169,962)  $  161,047
-------------------------------------------------------------------------------------------------------
Cumulative GAP                              $ 313,683   $ 498,728   $ 331,009   $ 161,047   $  161,047
-------------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                   18.4%       29.2%       19.4%        9.4%         9.4%
-------------------------------------------------------------------------------------------------------

Significant assumptions used in preparing the gap table above:
(1)  Floating-rate  loans  and  debentures  payable  are included in the period in which their interest rates  are  next  scheduled  to  adjust  rather  than  in  the  period in which they mature. Fixed-rate loans  and  debentures  payable  are
scheduled,  including  repayments,  according  to  their  contractual  maturities.  Deferred  loan fees are  excluded  from  this  analysis.
(2)  Securities  are  scheduled  according  to the earlier of their contractual maturity or the date in which  the  interest rate is scheduled to increase. The effects of possible prepayments that may result from  the  issuer's  right  to call a security before its contractual maturity date are not considered.
(3)  Interest  checking,  savings  and  money  market  deposits  are  regarded  as  readily  accessible withdrawable  accounts;  and  certificates  of  deposit  are  scheduled  through  their maturity dates.

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

This process is designed to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) verify through testing that controls are functioning as documented. To date, the Company has identified certain deficiencies in the design and operating effectiveness of its internal control over financial reporting, and it believes that they have been corrected or are in the process of being corrected. Although this process is not completed, management is not aware of any

"significant deficiencies" or "material weaknesses" in the Company's internal controls over financial reporting, as defined in applicable Securities and Exchange Commission rules and regulations.

RECENT ACCOUNTING PRONOUNCEMENTS

See note 1 to the consolidated financial statements included in this report for a discussion of this topic.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities, and the issuance of its debentures. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2005 and 2004, which reflect changes in market prices and rates, can be found in note  20  to  the  consolidated  financial  statements  included in this report.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are included herein:

- Report of Independent Registered Public Accounting Firm - Hacker, Johnson & Smith, P.A., P.C. (PAGE 53)
-    Consolidated  Balance  Sheets  at  December  31,  2005  and  2004 (PAGE 54)
- Consolidated Statements of Earnings for the Years Ended December 31, 2005, 2004 and 2003 (PAGE 55)
- Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2005, 2004 and 2003 (PAGE 56)
- Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003 (PAGE 57)
-    Notes  to  the  Consolidated  Financial  Statements  (PAGES  58  TO  79)

SUPPLEMENTARY DATA

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Intervest Bancshares Corporation
New York, New  York:

We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

/s/ Hacker, Johnson & Smith, P.A., P.C.
---------------------------------------
Hacker, Johnson & Smith, P.A., P.C.
Tampa, Florida
February 3, 2006

                                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                                                              AT DECEMBER 31,
                                                                                          ----------------------
($ in thousands, except par value)                                                           2005        2004
----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                   $   11,595  $   12,026
Federal funds sold                                                                            42,675       9,948
Commercial paper and other short-term investments                                              2,446       2,625
                                                                                          ----------------------
  Total cash and cash equivalents                                                             56,716      24,599
Securities held to maturity, net                                                             251,508     248,888
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                                 5,241       5,092
Loans receivable (net of allowance for loan losses of $15,181 and $11,106, respectively)   1,352,805   1,004,290
Accrued interest receivable                                                                    7,706       6,699
Loan fees receivable                                                                          10,941       8,208
Premises and equipment, net                                                                    6,421       6,636
Deferred income tax asset                                                                      6,988       5,095
Deferred debenture offering costs, net                                                         5,610       4,929
Other assets                                                                                   2,487       2,315
================================================================================================================
TOTAL ASSETS                                                                              $1,706,423  $1,316,751
================================================================================================================
LIABILITIES
Deposits:
  Noninterest-bearing demand deposit accounts                                             $    9,188  $    6,142
  Interest-bearing deposit accounts:
    Checking (NOW) accounts                                                                    7,202      15,051
    Savings accounts                                                                          17,351      27,359
    Money market accounts                                                                    223,075     200,549
    Certificate of deposit accounts                                                        1,118,514     744,771
                                                                                          ----------------------
  Total deposit accounts                                                                   1,375,330     993,872
  Borrowed Funds:
    Federal Home Loan Bank advances                                                                -      36,000
    Subordinated debentures                                                                   87,390      94,430
    Subordinated debentures - capital securities                                              61,856      61,856
    Accrued interest payable on all borrowed funds                                             6,250      10,154
    Mortgage note payable                                                                        229         242
                                                                                          ----------------------
Total borrowed funds                                                                         155,725     202,682
Accrued interest payable on deposits                                                           3,232       1,718
Mortgage escrow funds payable                                                                 20,302      14,533
Official checks outstanding                                                                   11,689      12,061
Other liabilities                                                                              3,967       1,791
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                          1,570,245   1,226,657
----------------------------------------------------------------------------------------------------------------
Commitments and contingencies (notes 5, 9, 17 and 19)
STOCKHOLDERS' EQUITY
Preferred stock  (300,000 shares authorized, none issued)                                          -           -
Class A common stock  ($1.00 par value, 9,500,000 shares authorized,
  7,438,058 and 5,886,433 shares issued and outstanding, respectively)                         7,438       5,886
Class B common stock  ($1.00 par value, 700,000 shares authorized,
  and 385,000 shares issued and outstanding)                                                     385         385
Additional paid-in-capital, common                                                            65,309      38,961
Retained earnings                                                                             63,046      44,862
----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                   136,178      90,094
================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $1,706,423  $1,316,751
================================================================================================================

See accompanying notes to consolidated financial statements.

                        INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF EARNINGS

                                                                      YEAR ENDED DECEMBER 31,
                                                                   -----------------------------
($ in thousands, except per share data)                              2005      2004      2003
------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                   $ 89,590  $ 61,928  $ 47,223
Securities                                                            7,229     4,259     2,965
Other interest-earning assets                                         1,062       362       276
------------------------------------------------------------------------------------------------
TOTAL INTEREST AND DIVIDEND INCOME                                   97,881    66,549    50,464
------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                             44,919    26,330    18,437
Subordinated debentures                                               8,014     8,801     8,316
Subordinated debentures - capital securities                          4,359     3,495     1,793
Other borrowed funds                                                    155        57        18
------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                               57,447    38,683    28,564
------------------------------------------------------------------------------------------------
NET INTEREST AND DIVIDEND INCOME                                     40,434    27,866    21,900
Provision for loan losses                                             4,075     4,526     1,969
------------------------------------------------------------------------------------------------
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES     36,359    23,340    19,931
------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Customer service fees                                                   334       252       187
Income from mortgage lending activities                               1,082     1,221       824
Income from the early repayment of mortgage loans                     5,062     3,546     2,317
Commissions and fees                                                    115       119        38
Gain (loss) from early call of investment securities                      1         2       (51)
All other                                                                 -         -         6
------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                              6,594     5,140     3,321
------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
Salaries and employee benefits                                        5,726     4,046     3,655
Occupancy and equipment, net                                          1,487     1,659     1,270
Data processing                                                         605       428       533
Professional fees and services                                          773       411       364
Stationery, printing and supplies                                       211       180       152
Postage and delivery                                                    129       111       101
FDIC and general insurance                                              324       264       225
Director and committee fees                                             527       397       229
Advertising and promotion                                               225       110        35
All other                                                               696       645       695
------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES                                           10,703     8,251     7,259
------------------------------------------------------------------------------------------------
Earnings before income taxes                                         32,250    20,229    15,993
Provision for income taxes                                           14,066     8,776     6,873
================================================================================================
NET EARNINGS                                                       $ 18,184  $ 11,453  $  9,120
================================================================================================


BASIC EARNINGS PER SHARE                                           $   2.65  $   1.89  $   1.85
DILUTED EARNINGS PER SHARE                                         $   2.47  $   1.71  $   1.53
------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                 INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                 ----------------------------------
($ in thousands)                                                                    2005        2004        2003
-------------------------------------------------------------------------------------------------------------------
CLASS A COMMON STOCK
Balance at beginning of year                                                     $    5,886  $    5,603  $    4,348
Issuance of 42,510 shares and 945,717 shares upon the exercise of warrants                -          43         946
Issuance of 115,157 shares, 240,546 shares and 309,573 shares
    upon the conversion of debentures                                                   115         240         309
Issuance of 1,436,468 shares in public offering                                       1,437           -           -
-------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                7,438       5,886       5,603
-------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of year                                                            385         385         355
Issuance of 30,000 shares to acquire Intervest Securities Corporation                     -           -          30
-------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                  385         385         385
-------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of year                                                         38,961      35,988      24,134
Compensation related to vesting of certain Class B stock warrants                         -           9          26
Compensation related to the modification of certain Class A stock warrants                -           -         418
Issuance of 30,000 shares of Class B stock to acquire
    Intervest Securities Corporation                                                      -           -         185
Issuance of 42,510 shares and 945,717 shares of Class A stock upon the
    exercise of Class A stock warrants, inclusive of tax benefits                         -         383       8,520
Issuance of 115,157 shares, 240,546 shares and 309,573 shares of Class A stock
    upon the conversion of debentures                                                 1,474       2,581       2,705
Issuance of 1,436,468 shares in public offering                                      24,874           -           -
-------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                               65,309      38,961      35,988
-------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of year                                                         44,862      33,409      24,289
Net earnings for the year                                                            18,184      11,453       9,120
-------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                               63,046      44,862      33,409
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY AT END OF YEAR                                        $  136,178  $   90,094  $   75,385
-------------------------------------------------------------------------------------------------------------------

RECONCILIATION OF SHARES OUTSTANDING
Total Class A and Class B shares outstanding at beginning of year                 6,271,433   5,988,377   4,703,087
Issuance of shares upon the exercise of warrants                                          -      42,510     945,717
Issuance of shares upon the conversion of debentures                                115,157     240,546     309,573
Issuance of shares in public offering                                             1,436,468           -           -
Issuance of shares to acquire Intervest Securities Corporation                            -           -      30,000
-------------------------------------------------------------------------------------------------------------------
TOTAL CLASS A AND CLASS B SHARES OUTSTANDING AT END OF YEAR                       7,823,058   6,271,433   5,988,377
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                    INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------------
($ in thousands)                                                                         2005        2004        2003
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                          $  18,184   $  11,453   $   9,120
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                               551         593         568
Provision for loan losses                                                                 4,075       4,526       1,969
Deferred income tax benefit                                                              (1,893)     (2,135)       (963)
Amortization of deferred debenture offering costs                                         1,173       1,249       1,084
Compensation expense related to common stock warrants                                         -           9         444
Amortization of premiums (accretion) of discounts and deferred loan fees, net            (7,903)     (3,539)     (1,610)
Net loss from sale of foreclosed real estate                                                  -           -          51
Net (decrease) increase in accrued interest payable on debentures                        (3,210)     (3,254)      1,648
Net (decrease) increase in official checks outstanding                                     (372)      5,939       1,749
Net increase in loan fees receivable                                                     (2,733)     (2,586)     (1,916)
Net change in all other assets and liabilities                                           12,862       7,223       6,783
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                20,734      19,478      18,927
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net decrease in interest-earning time deposits with banks                                     -           -       2,000
Maturities and calls of securities held to maturity                                      92,058      88,880     117,755
Purchases of securities held to maturity                                                (95,436)   (187,089)   (127,221)
Net increase in loans receivable                                                       (354,301)   (347,887)   (182,674)
Sale of foreclosed real estate                                                                -           -         150
Cash acquired through acquisition of Intervest Securities Corporation                         -           -         218
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock, net                    (149)     (2,017)     (1,967)
Purchases of premises and equipment, net                                                   (336)     (1,477)       (222)
Investment in unconsolidated subsidiaries                                                     -        (928)       (464)
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (358,164)   (450,518)   (192,425)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in deposits                                                                381,458     318,359     169,555
Net increase in mortgage escrow funds payable                                             5,769       3,993       4,646
Net (decrease) increase in FHLB advances                                                (36,000)     36,000           -
Principal repayments of debentures and mortgage note payable                            (32,113)    (20,013)     (3,661)
Gross proceeds from issuance of debentures                                               26,000      52,428      31,000
Debentures issuance costs                                                                (1,878)     (2,217)     (1,694)
Gross proceeds from issuance of common stock                                             28,370       2,961       6,931
Common stock issuance costs                                                              (2,059)          -           -
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               369,547     391,511     206,777
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                     32,117     (39,529)     33,279
Cash and cash equivalents at beginning of year                                           24,599      64,128      30,849
========================================================================================================================
CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $  56,716   $  24,599   $  64,128
========================================================================================================================
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest                                                $  57,970   $  40,050   $  25,647
Cash paid during the year for income taxes                                               14,397      11,637       7,557
Loan to finance sale of foreclosed real estate                                                -           -         880
Conversion of debentures and accrued interest payable into Class A common stock           1,589       2,821       3,015
Issue Class B common stock to purchase Intervest Securities Corporation                       -           -         215
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

1.   DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION  OF  BUSINESS

     Intervest Bancshares Corporation is a registered financial holding company referred to by itself as the "Holding Company." Its wholly owned consolidated subsidiaries are: Intervest National Bank (the "Bank"); Intervest Mortgage Corporation; and Intervest Securities Corporation. All the entities are referred to collectively as the "Company" on a consolidated basis. The Holding Company's primary business is the ownership and operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending, including the participation in loans originated by the Bank. From time to time, the Holding Company also issues debt and equity securities to raise funds for working capital purposes. The offices of the Holding Company, Intervest Mortgage Corporation, Intervest Securities Corporation and the Bank's headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002.

     The Company's primary business segment is banking and real estate lending. The Company's lending activities are comprised almost entirely of origination for its loan portfolio mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mix-used properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). These loans have an average life of approximately three years. The Company tends to lend in areas that are in the process of being revitalized, with a concentration of loans on properties located in New York State and the State of Florida. A significant portion of the residential properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents.

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

     Intervest Statutory Trust I, II, III and IV are wholly owned subsidiaries of the Holding Company that are unconsolidated entities as required by Financial Accounting Standards Board (FASB) Interpretation No. 46-R, "Consolidation of Variable Interest Entities." Intervest Statutory Trust I, II, III and IV issued in December 2001, September 2003, March 2004 and September 2004, $15.0 million, respectively, of trust preferred securities for a total of $60.0 million. Each trust was formed for the sole purpose of issuing and administering the trust preferred securities. The trusts do not conduct any trade or business. For a further discussion, see note 9 herein.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION AND USE OF ESTIMATES

     The consolidated financial statements include the accounts of the Holding Company and its subsidiaries - Intervest National Bank, Intervest Mortgage Corporation and Intervest Securities Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to prior year amounts to conform to the current year's presentation. The accounting and reporting policies of the Company conform to United States generally accepted accounting principles and to general practices within the banking industry.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, as of the date of the consolidated financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the estimated fair values of financial instruments.

     CASH  EQUIVALENTS

     For purposes of the consolidated statements of cash flows, cash equivalents include federal funds sold (generally sold for one-day periods) and commercial paper and other short-term investments that have maturities of three months or less from the time of purchase.

     SECURITIES

     Securities that the Company has the ability and intent to hold until maturity are classified as securities held to maturity and are carried at cost, adjusted for accretion of discounts and amortization of premiums, which are recognized into interest income using the interest method over the period to maturity. Securities that are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates or other factors, are classified as available for sale and are carried at fair value. Unrealized gains and losses on securities available for sale, net of related income taxes, are reported as a separate component of comprehensive income. Realized gains and losses from sales of securities are determined using the specific identification method. The Company does not acquire securities for the purpose of engaging in trading activities.

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     ALLOWANCE  FOR  LOAN  LOSSES

     The allowance for loan losses is netted against loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to: the nature and size of the loan portfolio; overall portfolio quality; loan concentrations; specific problem loans and estimates of fair value thereof; historical chargeoffs and recoveries;
     adverse situations which may affect the borrowers' ability to repay; and management's perception of the current and anticipated economic conditions in the Company's lending areas. In addition, Statement of Financial
     Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance for loan losses is computed related to certain loans that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired loans normally consist of loans on nonaccrual status. Interest income on impaired loans is recognized on a cash basis. Impairment for commercial real estate and multifamily loans is measured based on: the present value of expected future cash flows, discounted at the loan's effective interest rate; or the observable market price of the loan; or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance within the overall allowance for loan losses and a charge through the provision for loan losses. The Company charges off any portion of the recorded investment in the loan that exceeds the fair value of the collateral. The net carrying amount of an impaired loan does not at any time exceed the recorded investment in the loan.

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

     DEFERRED  DEBENTURE  OFFERING  COSTS

     Costs relating to offerings of debentures are amortized over the terms of the debentures. The costs consist primarily of underwriters' commissions. Accumulated amortization amounted to $3.0 million at December 31, 2005 and $4.4 million at December 31, 2004.

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     STOCK-BASED  COMPENSATION

     The Company used Accounting Principles Board (APB) No.25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for compensation related to its stock warrants in 2005, 2004 and 2003. Under APB No. 25, if the exercise price of the Company's stock warrants issued to employees or directors equals the market price of the underlying stock on the date of the grant or modification, no compensation expense is recognized. SFAS No.123, "Accounting for Stock-Based Compensation," as amended by SFAS No.148 "Accounting for Stock-Based Compensation Transition and Disclosure," collectively "SFAS No.123," requires pro forma disclosures of net earnings and earnings per share determined as if the Company accounted for its stock warrants under the fair value method. Had compensation expense been determined based on estimated fair value, the Company's net earnings and earnings per share would have not have been materially different than those reported. As discussed under the caption "Recent Accounting and Regulatory Developments," on January 1, 2006, the Company adopted SFAS No. 123-R "Share-Based Payment," which replaces the existing SFAS 123 and supersedes APB 25.

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

     EARNINGS  PER  SHARE  (EPS)

     Basic and diluted EPS are calculated in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding. Diluted EPS is calculated by dividing adjusted net earnings by the weighted-average number of shares of common stock and dilutive potential common stock shares that may be outstanding in the future.

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     RECENT  ACCOUNTING  AND  REGULATORY  DEVELOPMENTS

     SHARE-BASED COMPENSATION. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB No. 25. SFAS 123-R requires companies recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, but expresses no preference for a type of valuation model. SFAS 123-R is effective for interim and annual reporting periods beginning on January 1, 2006. Accordingly, the Company's financial statements will be prepared in accordance with this new standard beginning on January 1, 2006 if and when the Company issues any new stock warrants and/or options to employees or directors in the future. SFAS 123-R does not impact any of the Company's outstanding warrants at December 31, 2005, all of which are vested and were issued prior to this new standard.

     ACCOUNTING CHANGES AND ERROR CORRECTIONS. In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections." This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.

     CERTAIN LOANS AND DEBT SECURITIES ACQUIRED IN A TRANSFER. In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans and Debt Securities Acquired in a Transfer" (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 did not impact the Company's financial condition or result of operations.

     ACCOUNTING FOR LOAN COMMITMENTS. In March 2005, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" (SAB 105). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. Currently, loan commitments that the Company enters into would not be required to be accounted for as derivative instruments under SAB 105.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

2.   SECURITIES

     The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

                                              Gross        Gross   Estimated              Wtd-Avg
                             Amortized   Unrealized   Unrealized        Fair   Wtd-Avg  Remaining
     ($ in thousands)             Cost        Gains       Losses       Value     Yield   Maturity
     --------------------------------------------------------------------------------------------
     At December 31, 2005   $  251,508  $        14  $     2,434  $  249,088     3.26%  1.1 Years
     At December 31, 2004   $  248,888  $        12  $     1,689  $  247,211     2.33%  1.4 Years
     --------------------------------------------------------------------------------------------

     All the securities at December 31, 2005 and 2004 were debt obligations of U.S. government corporations or sponsored agencies (FHLB, FNMA, FHLMC, or FFCB) and were held by the Bank. The securities have fixed rates or have predetermined scheduled rate increases, and some have call features that allow the issuer to call the security at par before its stated maturity without penalty.

     At December 31, 2005, the portfolio consisted of 159 securities, of which 150 had an unrealized loss. Substantially all of the losses were for a continuous period of more than 12 months. Management believes that the cause of the unrealized losses is directly related to changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, their fair value will increase.

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

     The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity is as follows:

          ($ in thousands)                         Amortized Cost   Estimated Fair Value   Average Yield
          ----------------------------------------------------------------------------------------------
          At December 31, 2005:
          Due in one year or less                 $       124,413  $             123,345           2.71%
          Due after one year through five years           127,095                125,743           3.79%
          ----------------------------------------------------------------------------------------------
                                                  $       251,508  $             249,088           3.26%
          ----------------------------------------------------------------------------------------------
          At December 31, 2004:
          Due in one year or less                 $        84,586  $              84,235           1.81%
          Due after one year through five years           164,302                162,976           2.59%
          ----------------------------------------------------------------------------------------------
                                                  $       248,888  $             247,211           2.33%
          ----------------------------------------------------------------------------------------------

     There were no securities classified as available for sale and no sales of securities during 2005, 2004 and 2003.

3.   LOANS  RECEIVABLE

     Loans  receivable  is  as  follows:

                                                    At December 31, 2005     At December 31, 2004
                                                    --------------------     --------------------
           ($ in thousands)                         # of Loans    Amount     # of Loans    Amount
          -----------------------------------------------------------------------------------------
          Commercial real estate loans                    264  $  735,650          244  $  601,512
          Residential multifamily loans                   234     538,760          249     403,613
          Land development and other land loans            31     105,251           11      19,198
          Residential 1-4 family loans                      3         100            4         984
          Commercial business loans                        22       1,089           23       1,215
          Consumer loans                                   10         194           12         221
          -----------------------------------------------------------------------------------------
          Loans receivable                                564   1,381,044          543   1,026,743
          -----------------------------------------------------------------------------------------
          Deferred loan fees                                      (13,058)                 (11,347)
          -----------------------------------------------------------------------------------------
          Loans receivable, net of deferred fees                1,367,986                1,015,396
          -----------------------------------------------------------------------------------------
          Allowance for loan losses                               (15,181)                 (11,106)
          -----------------------------------------------------------------------------------------
          Loans receivable, net                                $1,352,805               $1,004,290
          -----------------------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

3.   LOANS RECEIVABLE, CONTINUED

     At December 31, 2005, $0.7 million of loans were on a nonaccrual status, compared to $4.6 million at December 31, 2004. These loans were considered impaired under the criteria of SFAS No.114. but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded the Company's recorded investment. In April 2005, the property collateralizing a loan classified as nonaccrual at December 31, 2004 with a principal balance of $3.9 million was sold at foreclosure to a third party. The loan was repaid in full and the Bank recovered all amounts due thereunder. At December 31, 2005 and 2004, there were no other loans classified as nonaccrual or impaired.

     At December 31, 2005, there were $2.6 million of loans ninety days past due and still accruing interest since they were deemed by management to be well secured and in the process of collection. There were no loans classified as such at December 31, 2004.

     Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $0.1 million in 2005, $0.2 million in 2004 and $0.3 million in 2003. The average balance of nonaccrual (impaired) loans for 2005, 2004 and 2003 was $3.8 million, $3.2 million and $4.6 million, respectively.

     Credit risk represents the possibility of the Company not recovering amounts due from its borrowers and is significantly related to local economic conditions in the areas the properties are located. Economic conditions affect the market value of the underlying collateral as well as the levels of rent and occupancy of income-producing properties (such as office buildings, shopping centers and rental and cooperative apartment buildings).

     The geographic distribution of the loan portfolio is as follows:

                                         At December 31, 2005     At December 31, 2004
                                         --------------------     --------------------
          ($ in thousands)               Amount    % of Total     Amount    % of Total
          -----------------------------------------------------------------------------
          New York                     $  896,746        64.9%  $  729,301        71.0%
          Florida                         323,764        23.5      198,823        19.4
          Connecticut and New Jersey       84,373         6.1       51,186         5.0
          All other                        76,161         5.5       47,433         4.6
          -----------------------------------------------------------------------------
                                       $1,381,044       100.0%  $1,026,743       100.0%
          -----------------------------------------------------------------------------

4.   ALLOWANCE  FOR  LOAN  LOSSES

     Activity in the allowance for loan losses is as follows:

                                                 For the Year Ended December 31,
                                                 -------------------------------
           ($ in thousands)                      2005          2004          2003
          --------------------------------------------------------------------------
          Allowance at beginning of year    $     11,106  $      6,580  $      4,611
          Provision charged to operations          4,075         4,526         1,969
          --------------------------------------------------------------------------
          Allowance at end of year          $     15,181  $     11,106  $      6,580
          --------------------------------------------------------------------------

5.   PREMISES  AND  EQUIPMENT,  LEASE  COMMITMENTS  AND  RENTAL  EXPENSE

     Premises and equipment is as follows:

                                                            At December 31,
                                                            ---------------
          ($ in thousands)                                  2005       2004
          --------------------------------------------------------------------
          Land                                            $  1,516   $  1,516
          Buildings                                          5,002      4,979
          Leasehold improvements                             1,356      1,355
          Furniture, fixtures and equipment                  2,282      2,276
          --------------------------------------------------------------------
          Total cost                                        10,156     10,126
          --------------------------------------------------------------------
          Less accumulated deprecation and amortization     (3,735)    (3,490)
          --------------------------------------------------------------------
          Net book value                                  $  6,421   $  6,636
          --------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

5.   PREMISES  AND  EQUIPMENT,  LEASE  COMMITMENTS AND RENTAL EXPENSE, CONTINUED

     Depreciation and amortization of premises and equipment, reflected as a component of noninterest expense in the consolidated statements of earnings, was $0.6 million for 2005, 2004 and 2003.

     The offices of the Holding Company, Intervest Mortgage Corporation, Intervest Securities Corporation and the Bank's headquarters and full-service banking office are located in leased premises on the entire fourth floor of One Rockefeller Plaza in New York City. In addition, the Bank leases its Belcher Road office in Clearwater, Florida. Both leases contain operating escalation clauses related to taxes and operating costs based upon various criteria and are accounted for as operating leases, and they expire in March 2014 and June 2007, respectively. The Bank owns all of its remaining offices in Florida and also leases a portion of the space in its office buildings in Florida that is not used for banking operations to other companies under leases that expire at various times through October 2009.

     Future minimum annual lease payments (expense) and sublease income due under non-cancelable leases as of December 31, 2005 are as follows:

                                             Minimum Rentals
                                             ---------------
          ($ in thousands)           Lease Expense   Sublease Income
          -----------------------------------------------------------
          In 2006                    $          911  $            426
          In 2007                               852               247
          In 2008                               856                45
          In 2009                               877                24
          In 2010                               878                 -
          Thereafter                          2,962                 -
          -----------------------------------------------------------
                                     $        7,336  $            742
          -----------------------------------------------------------

     Rent expense under operating leases aggregated $0.9 million in 2005, $1.0 million in 2004 and $0.7 million in 2003. Lease rental income aggregated $0.6 million in 2005 and $0.5 million in 2004 and 2003.

6.   DEPOSITS

     Scheduled  maturities  of  certificates of deposit accounts are as follows:

                                           At December 31, 2005        At December 31, 2004
                                           --------------------        --------------------
                                                        Wtd-Avg                     Wtd-Avg
           ($ in thousands)              Amount     Stated Rate      Amount     Stated Rate
          ---------------------------------------------------------------------------------
          Within one year            $    381,968         3.77%  $    269,553         2.84%
          Over one to two years           259,698         4.30        119,780         3.43
          Over two to three years         126,546         4.13        134,409         4.48
          Over three to four years        160,344         4.43         75,317         4.06
          Over four years                 189,958         4.69        145,712         4.48
          ---------------------------------------------------------------------------------
                                     $  1,118,514         4.18%  $    744,771         3.68%
          ---------------------------------------------------------------------------------

     Certificate of deposit accounts of $100,000 or more totaled $371.8 million and $215.9 million at December 31, 2005 and 2004, respectively. At December 31, 2005, certificate of deposit accounts of $100,000 or more by remaining maturity were as follows: due within one year $120.4 million; over one to two years $100.0 million; over two to three years $33.7 million; over three to four years $53.1 million; and over four years $64.6 million.

     Interest  expense  on  deposits  is  as  follows:

                                             For the Year Ended December 31,
                                             -------------------------------
      ($ in thousands)                       2005          2004          2003
     ---------------------------------------------------------------------------
     Interest checking accounts         $        166  $        187  $        182
     Savings accounts                            536           550           601
     Money market accounts                     5,947         3,583         2,763
     Certificates of deposit accounts         38,270        22,010        14,891
     ---------------------------------------------------------------------------
                                        $     44,919  $     26,330  $     18,437
     ---------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

7.   SUBORDINATED  DEBENTURES  AND  MORTGAGE  NOTE  PAYABLE

     Subordinated debentures and mortgage note payable outstanding are summarized as follows:

                                                                                   At December 31,
     ($ in thousands)                                                              2005       2004
     ------------------------------------------------------------------------------------------------
     INTERVEST MORTGAGE CORPORATION:
     Series 05/10/96 - interest at 2% above prime (1) - due April 1, 2005        $       -  $  10,000
     Series 10/15/96 - interest at 2% above prime (1) - due October 1, 2005              -      5,500
     Series 04/30/97 - interest at 1% above prime (1) - due October 1, 2005              -      8,000
     Series 11/10/98 - interest at 9% fixed           - due January 1, 2005              -      2,600
     Series 06/28/99 - interest at 9% fixed           - due July 1, 2006             2,000      2,000
     Series 09/18/00 - interest at 8 1/2% fixed       - due January 1, 2006              -      1,250
     Series 09/18/00 - interest at 9% fixed           - due January 1, 2008          1,250      1,250
     Series 08/01/01 - interest at 7 1/2% fixed       - due April 1, 2005                -      1,750
     Series 08/01/01 - interest at 8% fixed           - due April 1, 2007            2,750      2,750
     Series 08/01/01 - interest at 8 1/2% fixed       - due April 1, 2009            2,750      2,750
     Series 01/17/02 - interest at 7 1/4% fixed       - due October 1, 2005              -      1,250
     Series 01/17/02 - interest at 7 1/2% fixed       - due October 1, 2007          2,250      2,250
     Series 01/17/02 - interest at 7 3/4% fixed       - due October 1, 2009          2,250      2,250
     Series 08/05/02 - interest at 7 1/4% fixed       - due January 1, 2006              -      1,750
     Series 08/05/02 - interest at 7 1/2% fixed       - due January 1, 2008          3,000      3,000
     Series 08/05/02 - interest at 7 3/4% fixed       - due January 1, 2010          3,000      3,000
     Series 01/21/03 - interest at 6 3/4% fixed       - due July 1, 2006             1,500      1,500
     Series 01/21/03 - interest at 7 % fixed          - due July 1, 2008             3,000      3,000
     Series 01/21/03 - interest at 7 1/4% fixed       - due July 1, 2010             3,000      3,000
     Series 07/25/03 - interest at 6 1/2% fixed       - due October 1, 2006          2,500      2,500
     Series 07/25/03 - interest at 6 3/4% fixed       - due October 1, 2008          3,000      3,000
     Series 07/25/03 - interest at 7 % fixed          - due October 1, 2010          3,000      3,000
     Series 11/28/03 - interest at 6 1/4% fixed       - due April 1, 2007            2,000      2,000
     Series 11/28/03 - interest at 6 1/2% fixed       - due April 1, 2009            3,500      3,500
     Series 11/28/03 - interest at 6 3/4% fixed       - due April 1, 2011            4,500      4,500
     Series 06/07/04 - interest at 6 1/4% fixed       - due January 1, 2008          2,500      2,500
     Series 06/07/04 - interest at 6 1/2% fixed       - due January 1, 2010          4,000      4,000
     Series 06/07/04 - interest at 6 3/4% fixed       - due January 1, 2012          5,000      5,000
     Series 03/21/05 - interest at 6 1/4% fixed       - due April 1, 2009            3,000          -
     Series 03/21/05 - interest at 6 1/2% fixed       - due April 1, 2011            4,500          -
     Series 03/21/05 - interest at 7% fixed           - due April 1, 2013            6,500          -
     Series 08/12/05 - interest at 6 1/4% fixed       - due October 1, 2009          2,000          -
     Series 08/12/05 - interest at 6 1/2% fixed       - due October 1, 2011          4,000          -
     Series 08/12/05 - interest at 7% fixed           - due October 1, 2013          6,000          -
                                                                                 --------------------
                                                                                    82,750     88,850
     INTERVEST BANCSHARES CORPORATION:
     Series 05/14/98 - interest at 8% fixed           - due July 1, 2008             2,140      3,080
     Series 12/15/00 - interest at 8 1/2% fixed       - due April 1, 2006            1,250      1,250
     Series 12/15/00 - interest at 9% fixed           - due April 1, 2008            1,250      1,250
                                                                                     4,640      5,580
                                                                                 --------------------
     INTERVEST NATIONAL BANK:
     Mortgage note payable (2) - interest at 7% fixed - due February 1, 2017           229        242
     ------------------------------------------------------------------------------------------------
                                                                                 $  87,619  $  94,672
     ------------------------------------------------------------------------------------------------

     (1) Prime represents prime rate of JPMorganChase Bank, which was 7.25% and 5.25% at December 31,
     2005  and  2004, respectively. (2) The note cannot be prepaid except during the last year of its term.

     Scheduled  contractual  maturities  as of December 31, 2005 are as follows:

               ($ in thousands)           Principal   Accrued Interest
               -------------------------------------------------------
               In 2006                    $    7,264  $          2,828
               In 2007                         7,015               192
               In 2008                        16,156             2,263
               In 2009                        13,517               290
               In 2010                        13,019               242
               Thereafter                     30,648               281
               -------------------------------------------------------
                                          $   87,619  $          6,096
               -------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

7.   SUBORDINATED  DEBENTURES  AND  MORTGAGE  NOTE  PAYABLE,  CONTINUED


     Intervest Mortgage Corporation repaid and issued the following debentures in 2005:

          Series 11/10/98 matured on 1/01/05 and were repaid for $2.6 million of principal and $1.8 million of accrued interest;
          Series 05/10/96 matured on 4/01/05 and were repaid for $10.0 million of principal and $2.2 million of accrued interest;
          Series 08/01/01 matured on 4/01/05 and were repaid for $1.75 million of principal and $0.1 million of accrued interest;
          Series 10/15/96 due 10/01/05 were repaid early on 8/1/05 for $5.5 million of principal and $0.1 million of accrued interest; Series 01/17/02 due 10/01/05 were repaid early on 8/1/05 for $1.25 million of principal and $0.1 million of accrued interest; Series 04/30/97 due 10/01/05 were repaid early on 9/1/05 for $8.0 million of principal and $0.1 million of accrued interest; Series 09/18/00 due 1/1/06 were repaid early on 12/1/05 for $1.25 million of principal and $0.6 million of accrued interest; Series 08/05/02 due 1/1/06 were repaid early on 12/1/05 for $1.75 million of principal and $0.1 million of accrued interest; Series 03/21/05 issued in April for $14.0 million of principal for net proceeds, after offering costs, of $13.0 million; and Series 08/12/05 issued in September for $12.0 million of principal for net proceeds, after offering costs, of $11.1 million.

     Interest is paid quarterly on Intervest Mortgage Corporation's debentures except for the following: all of Series 6/28/99 and 9/18/00; $0.6 million of Series 8/01/01; $0.3 million of Series 1/17/02; $1.1 million of Series 8/05/02; $1.8 million of Series 11/28/03; $1.9 million of Series 6/7/04;
     $1.9 million of Series 3/21/05; and $1.8 million of Series 8/12/05, all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

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

     The Holding Company's Series 5/14/98 subordinated debentures are convertible along with accrued interest at the option of the holders at any time prior to April 1, 2008 into shares of its Class A common stock at the following conversion prices per share: $16.00 in 2006; $18.00 in 2007 and $20.00 from January 1, 2008 through April 1, 2008. The Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. In 2005, $1.6 million of debentures ($0.9 million of principal and $0.7 million of accrued interest) were converted into shares of Class A common stock at $14.00 per share.

     At December 31, 2005, interest accrued and compounded quarterly on $1.6 million of the Holding Company's convertible debentures at the rate of 8% per annum, while $0.5 million of the convertible debentures pay interest quarterly at the rate of 8% per annum. All accrued interest of $1.3 million is due and payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year, elect to be paid all accrued interest and to thereafter receive regular quarterly payments of interest. The Holding Company may redeem any of its debentures, in whole or in part, at any time for face value.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

8.   SHORT-TERM  BORROWINGS  AND  LINES  OF  CREDIT

     From time to time, the Bank may borrow funds on an overnight or short-term basis to manage its liquidity needs. At December 31, 2005, the Bank had agreements with correspondent banks whereby it could borrow up to $16 million on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York
     (FRB), the Bank can also borrow from these institutions on a secured basis. At December 31, 2005, the Bank had available collateral consisting of investment securities to support total borrowings of $243 million from the FHLB and FRB. At December 31, 2005, there were no outstanding borrowings from any of the aforementioned sources.

     The following is a summary of certain information regarding short-term borrowings in the aggregate:

     ($ in thousands)                                        2005      2004     2003
     -------------------------------------------------------------------------------

       Balance at year end                                $     -   $36,000   $    -
       Maximum amount outstanding at any month end        $17,000   $36,000   $    -
       Average outstanding balance for the year           $ 4,871   $ 1,914   $    -
       Weighted-average interest rate paid for the year      2.85%     2.08%      -%
       Weighted-average interest rate at year end               -%     2.56%      -%
     -------------------------------------------------------------------------------

9.   SUBORDINATED  DEBENTURES  -  CAPITAL  SECURITIES

     Capital Securities (commonly referred to as Trust Preferred Securities) are summarized as follows:

                                                              At December 31, 2005    At December 31, 2004
                                                              --------------------    --------------------
                                                                            Accrued                 Accrued
($ in thousands)                                              Principal    Interest   Principal    Interest
-----------------------------------------------------------------------------------------------------------
Capital Securities   I -  debentures due December 18, 2031   $   15,464  $       59  $   15,464  $       59
Capital Securities  II - debentures due September 17, 2033       15,464          35      15,464          41
Capital Securities III - debentures due March 17, 2034           15,464          31      15,464          36
Capital Securities  IV - debentures due September 20, 2034       15,464          29      15,464          29
-----------------------------------------------------------------------------------------------------------
                                                             $   61,856  $      154  $   61,856  $      165
-----------------------------------------------------------------------------------------------------------

     The Capital Securities are obligations of the Holding Company's wholly owned statutory business trusts, Intervest Statutory Trust I, II, III and
     IV. Each Trust was formed with a capital contribution of $464,000 from the Holding Company and for the sole purpose of issuing and administering the Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire the Holding Company's Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of the Company's capital contributions totaling $1.9 million, qualify for inclusion in regulatory capital.

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

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

11.  ASSET AND DIVIDEND RESTRICTIONS

     The Bank is required under Federal Reserve Board regulations to maintain reserves, generally consisting of cash or noninterest-earning accounts, against its transaction accounts. At December 31, 2005 and 2004, balances maintained as reserves were approximately $1.1 million and $1.2 million, respectively.

     As a member of the Federal Reserve Banking and Federal Home Loan Banking systems, the Bank must maintain an investment in the capital stock of the FRB and FHLB. At December 31, 2005 and 2004, the total investment, which earns a dividend, aggregated $5.2 million and $5.1 million. At December 31, 2005 and 2004, U.S. government agency securities with a carrying value of $72.1 million and $82.2 million, respectively, were pledged against various lines of credit.

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

12.  PROFIT  SHARING  PLANS

     The Company sponsors tax-qualified, profit sharing plans in accordance with the provisions of Section 401(k) of the Internal Revenue Code, whereby eligible employees meeting certain length-of-service requirements may make tax-deferred contributions up to certain limits. The Company makes discretionary matching contributions up to 3% of employee compensation, which vest to the employees over a period of time. Total cash contributions to the plans included in the consolidated statements of earnings aggregated $72,000, $68,000 and $55,000 in 2005, 2004 and 2003, respectively.

13.  RELATED  PARTY  TRANSACTIONS

     At December 31, 2005 and 2004, consolidated deposits included deposit accounts from affiliated companies, directors, executive officers and members of their immediate families and related business interests of approximately $24 million and $18 million, respectively. There are no loans to any directors or executive officers of the Holding Company or its subsidiaries.

     The Company paid fees of approximately $0.2 million in 2005, $0.2 million in 2004 and $0.3 million in 2003 for legal services rendered by a law firm, a principal of which is a director of the Company. Intervest Mortgage Corporation paid commissions and fees in connection with the placement of debentures of approximately $0.9 million in 2005, $0.7 million in 2004 and $0.5 million in 2003 to a broker/dealer, a principal of which is a director of the Company. The Bank paid commissions to the same broker/dealer of approximately of $22,000 in 2005, $69,000 in 2004 and $53,000 in 2003 in
     connection  with  the  purchase  of  investment  securities.

14.  COMMON  STOCK  WARRANTS

     The Holding Company had 696,465 common stock warrants outstanding at December 31, 2005 and 2004, that entitle its holder, the Chairman of the Board of the Company, to purchase one share of Class A or Class B common stock as the case may be for each warrant. All warrants are vested and currently exercisable.

     Data  concerning  common  stock  warrants  is  as  follows:

                                                               Exercise Price Per Warrant
                                                               --------------------------         Total           Wtd-Avg
Class A Common Stock Warrants:                                  $6.67            $10.01          Warrants      Exercise Price
------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2002                                   501,465        1,053,545        1,555,010   $          8.93
-------------------------------------------------------------------------------------------------------------
  Exercised in 2003                                                      -         (945,717)        (945,717)  $         10.01
  Expired in 2003                                                        -          (65,318)         (65,318)  $         10.01
-------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2003 (1)                               501,465           42,510          543,975   $          6.93
-------------------------------------------------------------------------------------------------------------
  Exercised in 2004                                                      -          (42,510)         (42,510)  $         10.01
-------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2004 and 2005                          501,465                -          501,465   $          6.67
-------------------------------------------------------------------------------------------------------------
Remaining contractual life in years at December 31, 2005               1.1                -              1.1
------------------------------------------------------------------------------------------------------------------------------

(1)  The  holders  of  the  42,510  warrants  outstanding  at  December  31,  2003 presented these warrants to the Company for exercise  prior  to  the  expiration  date  of  December  31,  2003.  The  resulting  shares  were  issued  in  January  2004.

                                                               Exercise Price Per Warrant
                                                               --------------------------         Total           Wtd-Avg
CLASS B COMMON STOCK WARRANTS:                                   $6.67           $10.00          Warrants     Exercise Price
------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2003, 2004 and 2005                    145,000           50,000          195,000  $           7.52
------------------------------------------------------------------------------------------------------------
Remaining contractual life in years at December 31, 2005               2.1              2.1              2.1
------------------------------------------------------------------------------------------------------------------------------

     For the reporting periods of this report, the Company elected to use the intrinsic value-based method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock warrants. Under this method, compensation expense related to stock warrants granted to employees is the excess, if any, of the market price of the stock as of the grant or modification date over the exercise price of the warrant.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

14.  COMMON  STOCK  WARRANTS,  CONTINUED

     For warrants granted to employees whose exercise price was reduced to $10.01 effective January 1, 2002 and whose expiration date was extended in 2002, compensation expense was recorded under variable rate accounting as prescribed by APB No. 25 and related interpretations. For these warrants, which originally totaled 138,500, compensation expense was recorded in salaries and employee benefits expense with a corresponding credit to paid in capital in the consolidated financial statements.

     Compensation expense recorded in connection with common stock warrants is summarized as follows:

                                                                    For the Year Ended December 31,
                                                                    -------------------------------
      ($ in thousands)                                               2005          2004          2003
     ---------------------------------------------------------------------------------------------------
     Compensation expense recorded in connection with vesting
       of Class B common stock warrants during the period       $          -  $          9  $         26
     Compensation expense recorded in connection with
       Class A common stock warrants whose terms were modified             -             -           418
     ---------------------------------------------------------------------------------------------------
                                                                $          -  $          9  $        444
     ---------------------------------------------------------------------------------------------------

     On January 1, 2006, the Company adopted SFAS No. 123-R, "Share-Based Payment" replaces SFAS 123 and supersedes APB No. 25. SFAS 123-R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, but expresses no preference for a type of valuation model. Accordingly, the new standard will apply to new stock warrants and/or options issued to employees or directors in the future. SFAS 123-R does not impact any of the Company's outstanding warrants at December 31, 2005, all of which are vested and were issued prior to this new standard.

15.  INCOME  TAXES

     The Holding Company and its subsidiaries file a consolidated federal income tax return and combined state and city income tax returns in New York. The Holding Company also files a franchise tax return in Delaware and the Bank files a state income tax return in Florida. All returns are filed on a calendar year basis.

     At December 31, 2005 and 2004, the Company had a net deferred tax asset amounting to $7.0 million and $5.1 million, respectively. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future tax deductions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on available evidence. Management concluded that a valuation allowance for deferred tax assets was not necessary at any time during the reporting periods.

     Allocation of federal, state and local income taxes between current and deferred portions is as follows:

           ($ in thousands)                Current    Deferred    Total
          -------------------------------------------------------------
          Year Ended December 31, 2005:
          -----------------------------
            Federal                       $ 11,122  $  (1,547)  $ 9,575
            State and Local                  4,837       (346)    4,491
          -------------------------------------------------------------
                                          $ 15,959  $  (1,893)  $14,066
          -------------------------------------------------------------
          Year Ended December 31, 2004:
          -----------------------------
            Federal                       $  7,707  $  (1,742)  $ 5,965
            State and Local                  3,204       (393)    2,811
          -------------------------------------------------------------
                                          $ 10,911  $  (2,135)  $ 8,776
          -------------------------------------------------------------
          Year Ended December 31, 2003:
          -----------------------------
            Federal                       $  5,576  $    (782)  $ 4,794
            State and Local                  2,260       (181)    2,079
          -------------------------------------------------------------
                                          $  7,836  $    (963)  $ 6,873
          -------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

15.  INCOME  TAXES,  CONTINUED

     The  components  of  the  deferred  tax  benefit  are  as  follows:

                                               For the Year Ended December 31,
                                               -------------------------------
          ($ in thousands)                     2005           2004           2003
          ----------------------------------------------------------------------------
          Allowance for loan losses        $     (1,939)  $     (2,073)  $       (896)
          Organization and startup costs              -             11             29
          Deferred compensation                    (175)            (4)            45
          Depreciation                              165            (88)           (65)
          Deferred income                            56             19            (75)
          All other                                   -              -             (1)
          ----------------------------------------------------------------------------
                                           $     (1,893)  $     (2,135)  $       (963)
          ----------------------------------------------------------------------------

     The tax effects of the temporary differences that give rise to the deferred tax asset are as follows:

                                         At December 31,
                                         ---------------
          ($ in thousands)               2005       2004
          ------------------------------------------------
          Allowance for loan losses   $   6,480  $   4,541
          Deferred compensation             252         77
          Depreciation                      102        267
          Deferred income                   144        200
          All other                          10         10
          ------------------------------------------------
          Total deferred tax asset    $   6,988  $   5,095
          ------------------------------------------------

     The reconciliation between the statutory federal income tax rate and the Company's effective income tax rate (including state and local taxes) is as follows:

                                                                      For the Year Ended December 31,
                                                                      -------------------------------
                                                                      2005          2004          2003
          ------------------------------------------------------------------------------------------------
          Tax provision at statutory rate                                35.0%         35.0%         35.0%
          Increase in taxes resulting from:
            State and local income taxes, net of federal benefit          8.6           8.4           8.2
            other                                                           -             -          (0.2)
          ------------------------------------------------------------------------------------------------
                                                                         43.6%         43.4%         43.0%
          ------------------------------------------------------------------------------------------------

16.  EARNINGS  PER  SHARE

     The following table reflects the reconciliation of the basic EPS computation to the diluted EPS computation:

                                                                               For the Year Ended December 31,
                                                                               -------------------------------
($ in thousands, except share and per share amounts)                           2005          2004          2003
-------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
  Net earnings applicable to common stockholders                           $     18,184  $     11,453  $      9,120
  Weighted-average number of common shares outstanding                        6,861,887     6,068,755     4,938,995
-------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                                   $       2.65  $       1.89  $       1.85
-------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Net earnings applicable to common stockholders                           $     18,184  $     11,453  $      9,120
  Adjustment to net earnings from assumed conversion of debentures                  215           254           452
                                                                           ----------------------------------------
  Adjusted net earnings for diluted earnings per share computation         $     18,399  $     11,707  $      9,572
                                                                           ----------------------------------------
  Weighted-Average number of common shares outstanding:
    Common shares outstanding                                                 6,861,887     6,068,755     4,938,995
    Potential dilutive shares resulting from exercise of warrants (1)           266,668       255,171       356,339
    Potential dilutive shares resulting from conversion of debentures (1)       321,103       504,250       962,386
                                                                           ----------------------------------------
  Total average number of common shares outstanding used for dilution         7,449,658     6,828,176     6,257,720
-------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share                                                 $       2.47  $       1.71  $       1.53
-------------------------------------------------------------------------------------------------------------------

(1) All warrants and convertible debentures outstanding were considered in the computation of diluted EPS because they were dilutive.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

17.  CONTINGENCIES

     The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Based on review and consultation with legal counsel, management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material effect on the business, results of operations, financial position or liquidity of the Company.

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

     The Federal Reserve on March 1, 2005 issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies (BHC), but with stricter quantitative limits and clearer qualitative standards. The new rule provides a transition period for BHCs to meet the new, stricter limitations within regulatory capital by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009. Until March 31, 2009, BHCs generally must comply with the current Tier 1 capital limits.

     Management believes, as of December 31, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2005, the most recent notification from the Bank's regulators categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management is not aware of any current conditions or events outstanding that would change the designation from well capitalized.

     Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital of $5,000. At December 31, 2005 and 2004, Intervest Securities Corporation's net capital was $0.5 million.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

18.  REGULATORY  CAPITAL,  CONTINUED

     The table that follows presents information regarding the Company's and the Bank's capital adequacy.

                                                                                             Minimum to Be Well
                                                                                             Capitalized Under
                                                                          Minimum Capital    Prompt Corrective
                                                           Actual           Requirements     Action Provisions
                                                           ------           ------------     -----------------
      ($ in thousands)                                 Amount    Ratio     Amount    Ratio     Amount    Ratio
     ----------------------------------------------------------------------------------------------------------
     Consolidated as of December 31, 2005:
     -------------------------------------
       Total capital to risk-weighted assets         $211,359    14.42%  $117,282     8.00%        NA        NA
       Tier 1 capital to risk-weighted assets        $181,571    12.39%  $ 58,641     4.00%        NA        NA
       Tier 1 capital to average assets              $181,571    10.85%  $ 66,953     4.00%        NA        NA

     Consolidated as of December 31, 2004:
     -------------------------------------
       Total capital to risk-weighted assets         $156,105    14.23%  $ 87,737     8.00%        NA        NA
       Tier 1 capital to risk-weighted assets        $115,031    10.49%  $ 43,868     4.00%        NA        NA
       Tier 1 capital to average assets              $115,031     9.03%  $ 50,951     4.00%        NA        NA

     Intervest National Bank at December 31, 2005:
     ---------------------------------------------
       Total capital to risk-weighted assets         $171,688    12.60%  $109,018     8.00%  $136,273    10.00%
       Tier 1 capital to risk-weighted assets        $156,842    11.51%  $ 54,509     4.00%  $ 81,764     6.00%
       Tier 1 capital to average assets              $156,842    10.04%  $ 62,511     4.00%  $ 78,139     5.00%

     Intervest National Bank at December 31, 2004:
     ---------------------------------------------
       Total capital to risk-weighted assets         $117,413    12.08%  $ 77,746     8.00%  $ 97,182    10.00%
       Tier 1 capital to risk-weighted assets        $106,724    10.98%  $ 38,873     4.00%  $ 58,309     6.00%
       Tier 1 capital to average assets              $106,724     9.36%  $ 45,625     4.00%  $ 57,031     5.00%
     ----------------------------------------------------------------------------------------------------------

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

     The contractual amounts of the Company's off-balance sheet financial instruments are as follows:

                                             At December 31,
                                             ---------------
          ($ in thousands)                   2005       2004
          -----------------------------------------------------
          Unfunded loan commitments        $ 101,597  $ 159,697
          Available lines of credit              737        789
          Standby letters of credit              100        750
          -----------------------------------------------------
                                           $ 102,434  $ 161,236
          -----------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

20.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The carrying and estimated fair values of the Company's financial instruments are as follows:

                                                              At December 31, 2005      At December 31, 2004
                                                              --------------------      --------------------
                                                              Carrying         Fair     Carrying         Fair
          ($ in thousands)                                       Value        Value        Value        Value
          ---------------------------------------------------------------------------------------------------
          Financial Assets:
            Cash and cash equivalents                      $    56,716  $    56,716  $    24,599  $    24,599
            Securities held to maturity, net                   251,508      249,088      248,888      247,211
            FRB and FHLB stock                                   5,241        5,241        5,092        5,092
            Loans receivable, net                            1,352,805    1,355,504    1,004,290    1,011,559
            Accrued interest receivable                          7,706        7,706        6,699        6,699
          Financial Liabilities:
            Deposit liabilities                              1,375,330    1,366,539      993,872      997,939
            Borrowed funds plus accrued interest payable       155,725      156,615      202,682      204,578
            Accrued interest payable on deposits                 3,232        3,232        1,718        1,718
          Off-Balance Sheet Instruments:
            Commitments to lend                                    794          794          920          920
          ---------------------------------------------------------------------------------------------------

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

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

21.  BUSINESS  SEGMENT  INFORMATION

     The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." An operating segment is defined therein as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company's chief operating decision makers to perform resource allocations and performance assessments.

     The Company's primary business is banking and real estate lending as more fully described in note 1 herein. The Company's day-to-day operating decisions are normally made by the members of its Executive Committee of the Board of Directors, which is comprised of the Chairman, Vice Chairman and Vice President of the Company. The Executive Committee generally uses revenue and earnings performance of each segment to determine operating, strategic and resource allocation decisions.

     The accounting policies of the segments identified below are the same as those described in the summary of significant accounting policies. The revenues and net earnings of the segments are not necessarily indicative of the amounts which would be achieved if each of the segments were a separate company.

     The following table presents certain information regarding the Company's operations by business segment:

                                  Revenues, Net of Interest Expense         Net Earnings (Loss)               Total Assets
                                  ---------------------------------         -------------------               ------------
     ($ in thousands)                2005        2004        2003       2005       2004        2003        2005         2004
     ---------------------------------------------------------------------------------------------------------------------------
     Intervest National Bank (1)  $  42,834   $  30,016   $  22,604   $  12,999  $   7,436  $   6,972   $1,598,393   $1,183,509
     Intervest Mortgage Corp.         8,835       6,866       4,928       3,089      2,354      1,759      115,809      122,451
     Intervest Securities Corp.         128         125          41          24         22         (6)         511          484
     Holding Company (1)                804         554         142       2,072      1,641        395      204,387      159,522
     Intersegment (2)                (5,573)     (4,555)     (2,494)          -          -          -     (212,677)    (149,215)
     ---------------------------------------------------------------------------------------------------------------------------
     Consolidated                 $  47,028   $  33,006   $  25,221   $  18,184  $  11,453  $   9,120   $1,706,423   $1,316,751
     ---------------------------------------------------------------------------------------------------------------------------

     (1)  Revenues,  net  of interest expense and net earnings amounts are shown after intercompany dividends of $4.4 million in
     2005,  $3.4  million in 2004 and $1.7 million in 2003 that were paid by the Bank to the Holding Company for debt service on trust  preferred  securities,  the  proceeds  of  which  are  invested  in  the  capital  of  the  Bank.


     (2)  Intersegment  revenues,  net  of  interest  expense,  arise  from intercompany management and loan origination service agreements.  All  significant  intercompany  balances  and  transactions  are  eliminated  in consolidation. The Bank has a servicing  agreement  with  Intervest Mortgage Corporation to provide the Bank with mortgage loan origination services. The services  include:  the  identification  of  potential  properties and borrowers; the inspection of properties constituting collateral  for  such  loans;  the  negotiation  of  the  terms  and conditions of such loans in accordance with the Bank's underwriting standards; preparing commitment letters; and coordinating the loan closing process. The services are performed by Intervest Mortgage Corporation's personnel and the expenses associated with the services are borne by Intervest Mortgage
     Corporation.  The  Bank paid $5.1 million, $4.3 million and $2.3 million in 2005, 2004 and 2003, respectively, to Intervest
     Mortgage  Corporation  in  connection  with this servicing agreement. The Holding Company receives management fees from the
     Bank  and  Intervest  Mortgage  Corporation  as  a  result of providing services to these subsidiaries related to corporate finance and planning and intercompany administration, and to act as a liaison for the Company in various corporate matters.
     Management fees amounted to $0.5 million, $0.4 million and $0.2 million in 2005, 2004 and 2003, respectively.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

22.  HOLDING  COMPANY  FINANCIAL  INFORMATION

                                                      CONDENSED BALANCE SHEETS
                                                                                                       At December 31,
                                                                                                       ---------------
          ($ in thousands)                                                                             2005       2004
          ---------------------------------------------------------------------------------------------------------------
          ASSETS
          Cash and due from banks                                                                    $      76  $      74
          Short-term investments                                                                         4,166      4,788
                                                                                                     --------------------
            Total cash and cash equivalents                                                              4,242      4,862
          Loans receivable, net  (net of allowance for loan losses of $85 and $85, respectively)        11,379     13,993
          Investment in consolidated subsidiaries                                                      183,963    135,351
          Investment in unconsolidated subsidiaries - Intervest Statutory Trusts I, II, III and IV       1,856      1,856
          Deferred debenture offering costs, net of amortization                                         1,526      1,658
          Premises and equipment, net                                                                    1,010      1,132
          All other assets                                                                                 411        670
          ---------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                               $ 204,387  $ 159,522
          ---------------------------------------------------------------------------------------------------------------

          LIABILITIES
          Debentures payable                                                                         $   4,640  $   5,580
          Debentures payable - capital securities                                                       61,856     61,856
          Accrued interest payable on all debentures                                                     1,551      1,914
          All other liabilities                                                                            162         78
          ---------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                                             68,209     69,428
          ---------------------------------------------------------------------------------------------------------------

          STOCKHOLDERS' EQUITY
          Common equity                                                                                136,178     90,094
          ---------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                                                   136,178     90,094
          ---------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 204,387  $ 159,522
          ---------------------------------------------------------------------------------------------------------------

                                                       CONDENSED STATEMENTS OF EARNINGS
                                                                                              For the Year Ended December 31,
                                                                                              -------------------------------
          ($ in thousands)                                                                  2005           2004           2003
          -------------------------------------------------------------------------------------------------------------------------
          Interest income                                                               $        931   $      1,087   $      1,125
          Dividend income from subsidiary (1)                                                  4,356          3,429          1,695
          Interest expense                                                                     5,003          4,351          3,024
                                                                                        -------------------------------------------
          Net interest and dividend income (expense)                                             284            165           (204)
          Provision for loan losses                                                                -              7             32
          Noninterest income                                                                     520            389            346
          Noninterest expenses                                                                   692            440            748
                                                                                        -------------------------------------------
          Income (loss) before income taxes                                                      112            107           (638)
          Credit for income taxes (2)                                                         (1,960)        (1,534)        (1,033)
                                                                                        -------------------------------------------
          Net earnings before earnings of subsidiaries                                         2,072          1,641            395
          Equity in undistributed earnings of Intervest National Bank                         12,999          7,436          6,972
          Equity in undistributed earnings of Intervest Mortgage Corporation                   3,089          2,354          1,759
          Equity in undistributed earnings (loss) of Intervest Securities Corporation             24             22             (6)
          -------------------------------------------------------------------------------------------------------------------------
          NET CONSOLIDATED EARNINGS                                                     $     18,184   $     11,453   $      9,120
          -------------------------------------------------------------------------------------------------------------------------

           (1)  Represent  dividends  paid  to  the  Holding  Company  from  the  Bank to provide funds for the debt service on the debentures  payable  - capital securities. This debt service is included in the Holding Company's interest expense.
                The  proceeds  from  the  capital  securities  are  invested  in  the  capital  of  the  Bank.
           (2)  Dividends  from  subsidiaries are eliminated in consolidation and are not included in the Holding Company's pre-tax income  for  purposes  of  computing  income  taxes.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

22.  HOLDING  COMPANY  FINANCIAL  INFORMATION,  CONTINUED

                                                    CONDENSED STATEMENTS OF CASH FLOWS
                                                                                         For the Year Ended December 31,
                                                                                         -------------------------------
           ($ in thousands)                                                            2005           2004           2003
           -------------------------------------------------------------------------------------------------------------------
           OPERATING ACTIVITIES
           Net earnings                                                            $     18,184   $     11,453   $      9,120
           Adjustments to reconcile net earnings to net cash provided by operating activities:
           Equity in earnings of subsidiaries                                           (20,468)       (13,241)       (10,420)
           Cash dividends received from subsidiary                                        4,356          3,429          1,695
           Provision for loan losses                                                          -              7             32
           Depreciation and amortization                                                    122             86              1
           Amortization of deferred debenture costs                                         108            115            131
           Amortization of deferred loan fees, net                                          (21)           (35)           (50)
           Deferred income tax expense (benefit)                                            182             (3)            38
           Compensation expense from awards/modifications of stock warrants                   -              9            444
           Increase in accrued interest payable on debentures                               310            576            347
           Change in all other assets and liabilities, net                                  185            (97)            93
           -------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                      2,958          2,299          1,431
           -------------------------------------------------------------------------------------------------------------------

           INVESTING ACTIVITIES
           Investment in subsidiaries, net                                              (32,500)       (33,928)       (20,715)
           Cash acquired through acquisition of Intervest Securities Corporation              -              -            218
           Purchase of equipment and leasehold improvements                                   -         (1,206)           (11)
           Loan principal repayments and (originations), net                              2,619          1,519         (6,316)
           -------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES                                        (29,881)       (33,615)       (26,824)
           -------------------------------------------------------------------------------------------------------------------

           FINANCING ACTIVITIES
           Net decrease in mortgage escrow funds payable                                     (8)           (16)           (75)
           Gross proceeds from issuance of debentures                                         -         30,928         15,464
           Debenture offering costs                                                           -           (663)          (446)
           Principal repayments of debentures                                                 -              -         (1,000)
           Proceeds from issuance of common stock upon the exercise
             of stock warrants                                                                -          2,961          6,931
           Proceeds from issuance of common stock in public offering                     28,370              -              -
           Common stock issuance costs                                                   (2,059)             -              -
           -------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                     26,303         33,210         20,874
           -------------------------------------------------------------------------------------------------------------------

           Net (decrease) increase in cash and cash equivalents                            (620)         1,894         (4,519)
           Cash and cash equivalents at beginning of year                                 4,862          2,968          7,487
           -------------------------------------------------------------------------------------------------------------------
           CASH AND CASH EQUIVALENTS AT END OF YEAR                                $      4,242   $      4,862   $      2,968
           -------------------------------------------------------------------------------------------------------------------

           SUPPLEMENTAL DISCLOSURES
           Cash paid (received) during the year for:
             Interest                                                              $      4,585   $      3,658   $      2,545
             Income taxes                                                                (2,245)        (1,621)        (1,136)
           Noncash transactions:
             Conversion of debentures into Class A common stock:
               Principal converted                                                          940          1,760          2,090
               Accrued interest converted                                                   673          1,123          1,009
               Unamortized debenture offering costs converted                               (24)           (62)           (84)
             Class B stock issued to acquire Intervest Securities Corporation                 -              -            215
           -------------------------------------------------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

23.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following information is as of or for the period ended:

                                                                                               2005
                                                                                               ----
                                                                           First       Second        Third       Fourth
     ($ in thousands, except per share amounts)                           Quarter      Quarter      Quarter      Quarter
     ---------------------------------------------------------------------------------------------------------------------

     Interest and dividend income                                       $   20,568   $   22,696   $   25,761   $   28,856
     Interest expense                                                       12,283       13,500       15,106       16,558
                                                                        --------------------------------------------------
     Net interest and dividend income                                        8,285        9,196       10,655       12,298
     Provision for loan losses                                               1,033          452        1,803          787
                                                                        --------------------------------------------------
     Net interest and dividend income after provision for loan losses        7,252        8,744        8,852       11,511
     Noninterest income                                                        878        2,009        1,813        1,894
     Noninterest expenses                                                    2,374        2,749        2,566        3,014
                                                                        --------------------------------------------------
     Earnings before income taxes                                            5,756        8,004        8,099       10,391
     Provision for income taxes                                              2,508        3,481        3,533        4,544
     ---------------------------------------------------------------------------------------------------------------------
     NET EARNINGS                                                       $    3,248   $    4,523   $    4,566   $    5,847
     ---------------------------------------------------------------------------------------------------------------------
     BASIC EARNINGS PER SHARE:                                          $      .52   $      .72   $      .66   $      .75
     DILUTED EARNINGS PER SHARE:                                        $      .48   $      .67   $      .61   $      .71
     ---------------------------------------------------------------------------------------------------------------------
     Return on average assets                                                 0.94%        1.26%        1.17%        1.40%
     Return on average equity                                                14.25%       19.01%       16.32%       17.81%
     Total assets                                                       $1,427,439   $1,511,604   $1,630,845   $1,706,423
     Total cash and investment securities                               $  309,193   $  312,810   $  286,865   $  313,465
     Total loans, net of unearned fees                                  $1,095,161   $1,174,107   $1,319,155   $1,367,986
     Total deposits                                                     $1,123,657   $1,217,506   $1,302,309   $1,375,330
     Total borrowed funds and related interest payable                  $  177,995   $  163,021   $  160,491   $  155,725
     Total stockholders' equity                                         $   93,376   $   97,975   $  129,207   $  136,178
     ---------------------------------------------------------------------------------------------------------------------


                                                                                               2004
                                                                                               ----
                                                                           First       Second       Third        Fourth
     ($in thousands, except per share amounts)                            Quarter      Quarter      Quarter      Quarter
     ---------------------------------------------------------------------------------------------------------------------
     Interest and dividend income                                       $   14,593   $   15,391   $   17,655   $   18,910
     Interest expense                                                        8,215        8,866       10,348       11,254
                                                                        --------------------------------------------------
     Net interest and dividend income                                        6,378        6,525        7,307        7,656
     Provision for loan losses                                               1,077        1,284        1,067        1,098
                                                                        --------------------------------------------------
     Net interest and dividend income after provision for loan losses        5,301        5,241        6,240        6,558
     Noninterest income                                                      1,456        1,225        1,477          982
     Noninterest expenses                                                    1,918        2,045        2,141        2,147
                                                                        --------------------------------------------------
     Earnings before income taxes                                            4,839        4,421        5,576        5,393
     Provision for income taxes                                              2,104        1,916        2,424        2,332
     ---------------------------------------------------------------------------------------------------------------------
     NET EARNINGS                                                       $    2,735   $    2,505   $    3,152   $    3,061
     ---------------------------------------------------------------------------------------------------------------------
     BASIC EARNINGS PER SHARE:                                          $      .45   $      .42   $      .52   $      .50
     DILUTED EARNINGS PER SHARE:                                        $      .41   $      .37   $      .47   $      .46
     ---------------------------------------------------------------------------------------------------------------------
     Return on average assets                                                 1.15%        0.95%        1.05%        0.96%
     Return on average equity                                                14.32%       12.58%       15.32%       14.30%
     Total assets                                                       $  993,010   $1,119,266   $1,269,256   $1,316,751
     Total cash and investment securities                               $  210,747   $  220,653   $  307,120   $  278,579
     Total loans, net of unearned fees                                  $  763,108   $  877,296   $  939,001   $1,015,396
     Total deposits                                                     $  737,150   $  852,852   $  976,392   $  993,872
     Total borrowed funds and related interest payable                  $  155,034   $  155,640   $  180,368   $  202,682
     Total stockholders' equity                                         $   78,751   $   81,259   $   84,410   $   90,094
     ---------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In 2005, the Company's subsidiary, Invervest Mortgage Corporation, replaced its independent accountants with the Company's independent accountants. There were no disagreements with the prior accountants. The information required by this item is contained in the Company's definitive proxy statement for its 2006 Annual Meeting (the "Proxy Statement") under the section entitled "Independent Public Accountants" and is incorporated herein by reference.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of its Principal Executive and Financial Officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to December 31, 2005.

ITEM 9B.  OTHER INFORMATION

Not  Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     DIRECTORS. The information required by this item is contained under the section entitled "Proposal One: Election of Directors" of the Proxy Statement and is incorporated herein by reference.

     EXECUTIVE OFFICERS. The information required by this item is set forth at the end of Part I of this report under the caption "Executive Officers and Other Key Employees."

     COMPLIANCE WITH SECTION 16(A). The information required by this item is contained under the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement is incorporated herein by reference.

     AUDIT COMMITTEE FINANCIAL EXPERT. The information required by this item regarding the audit committee of the Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee is contained in the section of the Proxy Statement entitled "Corporate Governance Principles and Board Matters" and is incorporated herein by reference.

     CODE OF BUSINESS CONDUCT AND ETHICS. The Company has a written code of business conduct and ethics that applies to its directors, officers and employees, and also has a written code of ethics for its principal executive and financial officers. The Company's Audit Committee has procedures for the submission of complaints or concerns regarding financial statement disclosures and other matters. A copy of these documents are attached as exhibits to the Company's Report on Form 10-K for the year ended December 31, 2004, wherein such documents are identified as Exhibit 14.1, 14.2 and 14.3. A copy of these documents will be furnished upon request and without charge to beneficial holders of the Class A common stock of the Company. Written requests should be directed to: Intervest Bancshares Corporation, Attention: Secretary, One Rockefeller Plaza, Suite 400, New York, New York 10020.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is contained in the section entitled "Executive Compensation" of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER TRANSACTIONS

The information required by this item is contained in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" of the Proxy Statement and are incorporated herein by reference.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this item is contained in the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement and is incorporated herein by reference.

ITEM 14.   PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

The information required by this item is contained in the section entitled "Independent Public Accountants" of the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15.   EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES

(A)  DOCUMENTS  FILED  AS  PART  OF  THIS  REPORT

     (1) FINANCIAL STATEMENTS: See Item 8 "Financial Statements and Supplementary Data"

     (2) FINANCIAL STATEMENT SCHEDULES: See Item 8 "Financial Statements and Supplementary Data"

     (3) EXHIBITS: The following exhibits are filed herein as part of this Form 10-K:

EXHIBIT NO.  DESCRIPTION OF EXHIBIT
-----------  ----------------------
2.1 *        Agreement and Plan of Merger dated as of November 1, 1999 by and among Intervest
             Bancshares Corporation, ICNY Acquisition Corporation and Intervest Corporation of New
             York, incorporated by reference to the Company's definitive proxy statement for the special meeting of shareholders to be held March 10, 2000, wherein such document is identified as
             "Annex A."

2.2 *        Stock Purchase Agreement dated as of December 18, 2002, by and between Intervest
             Bancshares Corporation and Jean Dansker regarding the purchase and sale of the issued and outstanding shares of Intervest Securities Corporation, incorporated by reference to the
             Registration Statement on Form S-1 filed on July 8, 2005 (the "S-1"), wherein such document is identified as Exhibit 2.2.

3.1 *        Restated Certificate of Incorporation of the Company, incorporated by reference to the S-1, wherein such document is identified as Exhibit 3.1.

3.2 *        Bylaws of the Company as amended, incorporated by reference to the Company's report on
             Form 8-K dated June 23, 2005, wherein such document is identified as Exhibit 3.1.

4.1 *        Form of Certificate for Shares of Class A common stock, incorporated by reference to the
             Company's Pre-Effective Amendment No.1 to the Registration Statement on Form SB-2 (No.
             33-82246), filed on September 15, 1994, (the "SB-2"), wherein such document is identified as Exhibit 4.1

4.2 *        Form of Certificate for Shares of Class B common stock, incorporated by reference to the
             SB-2, wherein such document is identified as Exhibit 4.2.

4.3 *        Form of Warrant for Class B Common Stock issued to Mr. Jerome Dansker, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
             1995, wherein such document is identified as Exhibit 4.2.

4.4 *        Form of Warrant for Class A Common Stock, incorporated by reference to the SB-2, wherein such document is identified as Exhibit 4.3.

4.5 *        Form of Warrant Agreement between the Company and the Bank of New York, incorporated by reference to the SB-2, wherein such document is identified as Exhibit 4.4.

4.6 *        Form of Indenture between the Company and the Bank of New York, as Trustee, incorporated by reference to the Company's Registration Statement on Form SB-2 filed on
             April 15, 1998 (the "1998 SB-2").

4.7 *        Form of Indenture between the Company and the Bank of New York, as Trustee, dated
             January 1, 2001, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, wherein such document is identified as Exhibit 4.7.

4.8 *        Form of Indenture between the Company, as Issuer, and State Street Bank and Trust
             Company, as Trustee, dated as of December 18, 2001, incorporated by reference to the
             Company's Annual Report on Form 10-K for the year ended December 31, 2001, wherein such document is identified as Exhibit 4.8.


EXHIBIT NO.  DESCRIPTION OF EXHIBIT
-----------  ----------------------
4.9 *        Form of Indenture between the Company, as Issuer, and U.S Bank National Association, as
             Trustee, dated as of September 17, 2003, incorporated by reference to the Company's Annual
             Report on Form 10-K for the year ended December 31, 2003, wherein such document is identified as Exhibit 4.9.

4.10 *       Form of Indenture between the Company, as Issuer, and U.S Bank National Association, as
             Trustee, dated as of March 17, 2004, incorporated by reference to the Company's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 4.10.

4.11 *       Form of Indenture between the Company, as Issuer, and Wilmington Trust Company, as
             Trustee, dated as of September 20, 2004, incorporated by reference to the Company's
             Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 4.11.

4.12 *       Form of Indenture between Intervest Mortgage Corporation, as Issuer, and The Bank of New
             York, as Trustee, dated as of November 1, 1996, incorporated by reference to Intervest
             Mortgage Corporation's Registration Statement on Form S-11, File No. 333-11413, filed on
             September 5, 1996, wherein such document is identified as Exhibit 4.1.

4.13 *       Form of Indenture between Intervest Mortgage Corporation, as Issuer, and The Bank of New
             York, as Trustee, dated as of May 1, 1997, incorporated by reference to Intervest Mortgage
             Corporation's Registration Statement on Form S-11, File No. 333-23093, filed on March 11,
             1997, wherein such document is identified as Exhibit 4.1.

4.14 *       Form of Indenture between Intervest Mortgage Corporation, as Issuer, and The Bank of New
             York, as Trustee, dated as of December 1, 1998, incorporated by reference to Intervest
             Mortgage Corporation's Annual Report on Form 10-K for the year ended December 31,
             1998, wherein such document is identified as Exhibit 4.1.

4.15 *       Form of Indenture between Intervest Mortgage Corporation, as Issuer, and The Bank of New
             York, as Trustee, dated as of July 1, 1999 incorporated by reference to Intervest Mortgage
             Corporation's Registration Statement on Form S-11, File No. 333-78135, filed on May 10,
             1999, wherein such document is identified as Exhibit 4.1.

4.16 *       Form of Indenture between Intervest Mortgage Corporation, as Issuer, and The Bank of New
             York, as Trustee, dated as of September 15, 2000, incorporated by reference to Intervest
             Mortgage Corporation's Annual Report on Form 10-K for the year ended December 31,
             2000, wherein such document is identified as Exhibit 4.16.

4.17 *       Form of Indenture between Intervest Mortgage Corporation, as Issuer, and The Bank of New
             York, as Trustee, dated as of August 1, 2001, incorporated by reference to Intervest
             Mortgage Corporation's Registration Statement on Form S-11, File No. 333-57324, filed on
             March 20, 2001, wherein such document is identified as Exhibit 4.1.

4.18 *       Form of Indenture between Intervest Mortgage Corporation, as Issuer, and The Bank of New
             York, as Trustee, dated as of February 1, 2002, incorporated by reference to Intervest
             Mortgage Corporation's Registration Statement on Form S-11, File No. 333-73580, filed on
             November 16, 2001, wherein such document is identified as Exhibit 4.1.

4.19 *       Form of Indenture between Intervest Mortgage Corporation, as Issuer, and The Bank of New
             York, as Trustee, dated as of August 1, 2002, incorporated by reference to Intervest
             Mortgage Corporation's Registration Statement on Form S-11, File No. 333-90346, filed on
             June 12, 2002, wherein such document is identified as Exhibit 4.1.


EXHIBIT NO.  DESCRIPTION OF EXHIBIT
-----------  ----------------------
4.20 *       Form of Indenture between Intervest Mortgage Corporation, as Issuer, and The Bank of New
             York, as Trustee, dated as of January 1, 2003, incorporated by reference to Intervest
             Mortgage Corporation's Registration Statement on Form S-11, File No. 333-101722, filed on
             December 9, 2002, wherein such document is identified as Exhibit 4.1.

4.21 *       Form of Indenture between Intervest Mortgage Corporation, as Issuer, and The Bank of New
             York, as Trustee, dated as of August 1, 2003, incorporated by reference to Intervest
             Mortgage Corporation's Registration Statement on Form S-11, File No. 333-105199, filed with the SEC on May 13, 2003, wherein such document is identified as Exhibit 4.1.

4.22 *       Form of Indenture between Intervest Mortgage Corporation, as Issuer, and The Bank of New
             York, as Trustee, dated as of December 1, 2003, incorporated by reference to Intervest
             Mortgage Corporation's Registration Statement on Form S-11, File No. 333-109128, filed with the SEC on September 25, 2003, wherein such document is identified as Exhibit 4.1.

4.23 *       Form of Indenture between the Company's subsidiary, Intervest Mortgage Corporation, and
             The Bank of New York dated as of June 1, 2004, incorporated by reference to Intervest
             Mortgage Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30,
             2004, wherein such document is identified as Exhibit 4.23.

4.24 *       Form of Indenture between the Company's subsidiary, Intervest Mortgage Corporation, and
             The Bank of New York dated as of April 1, 2005, incorporated by reference to Intervest
             Mortgage Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31,
             2005, wherein such document is identified as Exhibit 4.0.

4.25 *       Form of Indenture between the Company's subsidiary, Intervest Mortgage Corporation, and
             The Bank of New York incorporated by reference to Intervest Mortgage Corporation's
             Registration Statement on Form S-11 dated June 14, 2005, wherein such document is identified as Exhibit 4.1.

10.1 +*      Employment and Supplemental Benefits Agreement between the Company and Jerome
             Dansker dated as of July 1, 2004, incorporated by reference to the Company's Report on
             Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.0.

10.2 +*      Employment and Supplemental Benefits Agreement between the Company and Lowell S.
             Dansker dated as of July 1, 2004, incorporated by reference to the Company's Report on
             Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.1.

10.3 +*      Employment and Supplemental Benefits Agreement between the Company and Lawrence G.
             Bergman dated as of July 1, 2004, incorporated by reference to the Company's Report on
             Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.2.

10.4  +*     Employment Agreement between Intervest National Bank and Keith A. Olsen dated as of
             November 9, 2004, incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.3.

10.5 +*      Employment Agreement between Intervest National Bank and Raymond C. Sullivan dated as of November 10, 2004, incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.4.

10.6 +*      Employment Agreement between Intervest National Bank and John J. Arvonio dated as of
             November 10, 2004, incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.5.

10.7 *       Mortgage Servicing Agreement dated as of April 1, 2002, as supplemented on October 21,
             2004 for the purpose of clarification of the intent of the original agreement between the
             Company's subsidiaries, Intervest Mortgage Corporation and Intervest National Bank,
             incorporated by reference to Intervest Mortgage Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit
             10.1.


EXHIBIT NO.  DESCRIPTION OF EXHIBIT
-----------  ----------------------
10.8 +*      Employment Agreement Intervest Mortgage Corporation and John H. Hoffmann dated as of
             November 10, 2004, incorporated by reference to Intervest Mortgage Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.2.

10.9 +*      Employment Agreement between Intervest Mortgage Corporation and Jerome Dansker, dated as of July 1, 1995, incorporated by reference to Intervest Mortgage Corporation's
             Registration Statement on Form S-11, File No. 33-96662, filed on September 7, 1995, wherein such document is identified as Exhibit 10.2.

10.10 +*     Amendment to Employment Agreement between Intervest Mortgage Corporation and Jerome
             Dansker, dated August 3, 1998, incorporated by reference to Intervest Mortgage
             Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, wherein such document is identified as Exhibit 10.1.

10.11 +*     Amendment to Employment Agreement between Intervest Mortgage Corporation and Jerome
             Dansker, dated as of July 1, 2004, incorporated by reference to Intervest Mortgage
             Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.0.

12.0 **      Computation of ratios of earnings to fixed charges.

14.1 *       Code of Business Conduct, incorporated by reference to the Company's Report on Form 10-
             K for the year ended December 31, 2004, wherein such document is identified as Exhibit
             14.1.

14.2 *       Code of Ethics, incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 2004, wherein such document is identified as Exhibit 14.2.

14.3 *       Procedures for Submissions Regarding Questionable Accounting, Internal Accounting
             Controls and Auditing Matters, incorporated by reference to the Company's Report on Form
             10-K for the year ended December 31, 2004, wherein such document is identified as Exhibit
             14.3.

21.0 **      Subsidiaries

31.0 **      Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley
             Act of 2002.

31.1 **      Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley
             Act of 2002.

32.0 **      Certification of the principal executive and financial officers pursuant to Section 906 of The
             Sarbanes-Oxley Act of 2002.

---------------------------------------
*    Previously filed.
**   Filed herewith.
+    Denotes management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

INTERVEST  BANCSHARES  CORPORATION
(Registrant)

By:  /s/ Lowell S. Dansker                      Date:     February 23, 2006
     -----------------------------                   ----------------------
         Lowell S. Dansker,
         Vice Chairman, President and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

CHAIRMAN AND CHIEF EXECUTIVE OFFICER:
(PRINCIPAL EXECUTIVE OFFICER):

By:  /s/ Jerome Dansker                         Date:     February 23, 2006
     -----------------------------                   ----------------------
         Jerome Dansker

VICE CHAIRMAN, PRESIDENT AND TREASURER:
(PRINCIPAL FINANCIAL OFFICER):

By:  /s/ Lowell S. Dansker                      Date:     February 23, 2006
     -----------------------------                   ----------------------
         Lowell S. Dansker,

CHIEF ACCOUNTING OFFICER:
(PRINCIPAL ACCOUNTING OFFICER):

By:  /s/ John J. Arvonio                        Date:     February 23, 2006
     -----------------------------                   ----------------------
         John J. Arvonio

VICE PRESIDENT, SECRETARY AND DIRECTOR:

By:  /s/ Lawrence G. Bergman                    Date:     February 23, 2006
     -----------------------------                   ----------------------
         Lawrence G. Bergman

VICE PRESIDENT AND DIRECTOR:

By:  /s/ Stephen A. Helman                      Date:     February 23, 2006
     -----------------------------                   ----------------------
         Stephen A. Helman

DIRECTORS:

By:  /s/ Michael A. Callen                      Date:     February 23, 2006
     -----------------------------                   ----------------------
         Michael A. Callen

By:  /s/ Paul R. DeRosa                         Date:     February 23, 2006
     -----------------------------                   ----------------------
         Paul R. DeRosa

By:  /s/ Wayne F. Holly                         Date:     February 23, 2006
     -----------------------------                   ----------------------
         Wayne F. Holly

By:  /s/ Lawton Swan, III                       Date:     February 23, 2006
     -----------------------------                   ----------------------
         Lawton Swan, III

By:  /s/ Thomas E. Willett                      Date:     February 23, 2006
     -----------------------------                   ----------------------
         Thomas E. Willett

By:  /s/ David J. Willmott                      Date:     February 23, 2006
     -----------------------------                   ----------------------
         David J. Willmott

By:  /s/ Wesley T. Wood                         Date:     February 23, 2006
     -----------------------------                   ----------------------
         Wesley T. Wood