Form 10-Q
period 2006-03-31
INTERVEST BANCSHARES CORP
filed 2006-05-10
CIK 927807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
                                                 --------------

                                       or

          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For The Transition Period From        to
                                               ------    ------

                        Commission file number 000-23377
                                               ---------

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                               13-3699013
   ----------------------------------      ----------------------------------
      (State or other jurisdiction                   (IRS Employer
    of incorporation or organization)              Identification No.)

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

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:
Large accelerated filer      Accelerated filer      Nonaccelerated filer XX
                       --                     --                         --

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES     NO XX.
    --     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class:                             Shares Outstanding:
--------------------                             -------------------
Class A Common Stock, $1.00 par value per share  7,457,302 outstanding as of April 28, 2006
-----------------------------------------------  ------------------------------------------

Class B Common Stock, $1.00 par value per share  385,000 outstanding as of April 28, 2006
-----------------------------------------------  ----------------------------------------

                        INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                            FORM 10-Q
                                         MARCH 31, 2006
                                        TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                               Page
                                                                                            ----
     ITEM 1.     FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
            as of March 31, 2006 (Unaudited) and December 31, 2005 . . . . . . . . . . . .     3
          Condensed Consolidated Statements of Earnings (Unaudited)
            for the Quarters Ended March 31, 2006 and 2005 . . . . . . . . . . . . . . . .     4

          Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
            for the Quarters Ended March 31, 2006 and 2005 . . . . . . . . . . . . . . . .     5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Quarters Ended March 31, 2006 and 2005 . . . . . . . . . . . . . . . .     6

          Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . .     7

          Review by Independent Registered Public Accounting Firm. . . . . . . . . . . . .    17

          Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . .    18

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . .    19

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . . .    30

     ITEM 4.     CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . .    30

PART II. OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

     ITEM 1A.    RISK FACTORS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30

     ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS . . . . . . .    30

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . .    30

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . .    30

     ITEM 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

     ITEM 6.     EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31


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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                      INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                 MARCH 31,     DECEMBER 31,
($in thousands, except par value)                                                                   2006           2005
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                          (Unaudited)     (Audited)
Cash and due from banks                                                                         $      8,698  $       11,595
Federal funds sold                                                                                    16,022          42,675
Commercial paper and other short-term investments                                                      3,111           2,446
                                                                                                ----------------------------
  Total cash and cash equivalents                                                                     27,831          56,716
Securities held to maturity, net (estimated fair value of $325,290 and $249,088, respectively)       327,974         251,508
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                                         6,299           5,241
Loans receivable (net of allowance for loan losses of $15,542 and $15,181, respectively)           1,386,466       1,352,805
Accrued interest receivable                                                                            9,066           7,706
Loan fees receivable                                                                                  11,229          10,941
Premises and equipment, net                                                                            6,347           6,421
Deferred income tax asset                                                                              7,208           6,988
Deferred debenture offering costs, net                                                                 5,327           5,610
Other assets                                                                                           2,777           2,487
============================================================================================================================
TOTAL ASSETS                                                                                    $  1,790,524  $    1,706,423
============================================================================================================================
LIABILITIES
Deposits:
  Noninterest-bearing demand deposit accounts                                                   $      6,484  $        9,188
  Interest-bearing deposit accounts:
    Checking (NOW) accounts                                                                            8,903           7,202
    Savings accounts                                                                                  15,913          17,351
    Money market accounts                                                                            246,431         223,075
    Certificate of deposit accounts                                                                1,151,950       1,118,514
                                                                                                ----------------------------
Total deposit accounts                                                                             1,429,681       1,375,330
Borrowed Funds:
    Federal Home Loan Bank advances                                                                   23,500               -
    Subordinated debentures                                                                           86,000          87,390
    Subordinated debentures - capital securities                                                      61,856          61,856
    Accrued interest payable on all borrowed funds                                                     6,898           6,250
    Mortgage note payable                                                                                226             229
                                                                                                ----------------------------
Total borrowed funds                                                                                 178,480         155,725
Accrued interest payable on deposits                                                                   3,665           3,232
Mortgage escrow funds payable                                                                         25,830          20,302
Official checks outstanding                                                                            2,900          11,689
Other liabilities                                                                                      7,140           3,967
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                  1,647,696       1,570,245
----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                   -               -
Class A common stock ($1.00 par value, 9,500,000 shares authorized,
  7,452,642 and 7,438,058 shares issued and outstanding, respectively)                                 7,453           7,438
Class B common stock ($1.00 par value, 700,000 shares authorized,
  385,000 shares issued and outstanding)                                                                 385             385
Additional paid-in-capital, common                                                                    65,524          65,309
Retained earnings                                                                                     69,466          63,046
----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                           142,828         136,178
============================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $  1,790,524  $    1,706,423
============================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                     INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                        (Unaudited)

                                                                       QUARTER ENDED
                                                                         MARCH 31,
                                                                   -----------------------
($in thousands, except per share data)                                2006        2005
------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                   $   26,931  $   18,811
Securities                                                              2,747       1,563
Other interest-earning assets                                             388         194
------------------------------------------------------------------------------------------
TOTAL INTEREST AND DIVIDEND INCOME                                     30,066      20,568
------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                               14,559       9,039
Subordinated debentures                                                 1,908       2,060
Subordinated debentures - capital securities                            1,090       1,090
Other borrowed funds                                                       23          94
------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                 17,580      12,283
------------------------------------------------------------------------------------------

NET INTEREST AND DIVIDEND INCOME                                       12,486       8,285
Provision for loan losses                                                 361       1,033
------------------------------------------------------------------------------------------
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES       12,125       7,252
------------------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                                                     159          76
Income from mortgage lending activities                                   249         149
Income from the early repayment of mortgage loans                       1,674         654
Loss from early call of investment securities                               -          (1)
------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                                2,082         878
------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                                          1,459       1,285
Occupancy and equipment, net                                              403         357
Data processing                                                           178         136
Professional fees and services                                            225         139
Stationery, printing and supplies                                          53          54
Postage and delivery                                                       41          33
FDIC and general insurance                                                 88          79
Director and committee fees                                               122         122
Advertising and promotion                                                  72          47
All other                                                                 155         122
------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES                                              2,796       2,374
------------------------------------------------------------------------------------------
Earnings before income taxes                                           11,411       5,756
Provision for income taxes                                              4,991       2,508
==========================================================================================
NET EARNINGS                                                       $    6,420  $    3,248
==========================================================================================

BASIC EARNINGS PER SHARE                                           $     0.82  $    0 .52
DILUTED EARNINGS PER SHARE                                         $     0.77  $    0 .48
CASH DIVIDENDS PER SHARE                                           $        -  $        -
------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                       INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          (Unaudited)

                                                                    QUARTER ENDED
                                                                      MARCH 31,
                                                       ---------------------------------------
                                                               2006                2005
                                                       ---------------------------------------
($thousands)                                            SHARES     AMOUNT    SHARES    AMOUNT
----------------------------------------------------------------------------------------------
CLASS A COMMON STOCK
Balance at beginning of period                         7,438,058  $  7,438  5,886,433  $ 5,886
Issuance of shares upon the conversion of debentures      14,584        15      2,410        3
----------------------------------------------------------------------------------------------
Balance at end of period                               7,452,642     7,453  5,888,843    5,889
----------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
----------------------------------------------------------------------------------------------
Balance at beginning and end of period                   385,000       385    385,000      385
----------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                      65,309              38,961
Issuance of shares upon the conversion of debentures                   215                  31
----------------------------------------------------------------------------------------------
Balance at end of period                                            65,524              38,992
----------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                      63,046              44,862
Net earnings for the period                                          6,420               3,248
----------------------------------------------------------------------------------------------
Balance at end of period                                            69,466              48,110
----------------------------------------------------------------------------------------------

==============================================================================================
TOTAL STOCKHOLDERS' EQUITY AT END OF PERIOD            7,837,642  $142,828  6,273,843  $93,376
==============================================================================================

See accompanying notes to condensed consolidated financial statements.

                            INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                                      QUARTER ENDED
                                                                                         MARCH 31,
                                                                                  ----------------------
($in thousands)                                                                      2006        2005
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                      $   6,420   $   3,248
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization                                                           136         129
Provision for loan losses                                                               361       1,033
Deferred income tax benefit                                                            (220)       (452)
Amortization of deferred debenture offering costs                                       284         296
Amortization of premiums (accretion) of discounts and deferred loan fees, net        (2,752)     (1,499)
Net increase (decrease) in accrued interest payable on debentures                       722      (1,032)
Net decrease in official checks outstanding                                          (8,789)     (5,483)
Net increase in loan fees receivable                                                   (288)       (524)
Net change in all other assets and liabilities                                        3,857       3,718
--------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                  (269)       (566)
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Maturities and calls of securities held to maturity                                  29,050      19,305
Purchases of securities held to maturity                                           (105,449)    (25,523)
Net increase in loans receivable                                                    (33,219)    (79,896)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock, net              (1,058)          -
Purchases of premises and equipment, net                                                (62)       (103)
--------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                              (110,738)    (86,217)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in deposits                                                             54,351     129,785
Net increase in mortgage escrow funds payable                                         5,528       5,381
Net increase (decrease) in FHLB advances                                             23,500     (21,000)
Principal repayments of debentures and mortgage note payable                         (1,253)     (2,603)
Debenture issuance costs                                                                 (4)        (32)
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            82,122     111,531
--------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                (28,885)     24,748
Cash and cash equivalents at beginning of period                                     56,716      24,599
========================================================================================================
Cash and cash equivalents at end of period                                        $  27,831   $  49,347
========================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                                        $  16,122   $  12,606
  Income taxes                                                                        2,956         871
Noncash activities:
  Conversion of debentures and accrued interest into Class A common stock               230          34
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

The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiaries in this report have not been audited except for information derived from the 2005 audited consolidated financial statements and notes thereto. The condensed consolidated financial statements in this report should be read in conjunction with the 2005 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated financial statements include the accounts of Intervest Bancshares Corporation (a registered financial holding company referred to by itself as the "Holding Company") and its three wholly owned subsidiaries, Intervest National Bank (referred to as the "Bank"), Intervest Mortgage Corporation and Intervest Securities Corporation. All the entities are referred to collectively as the "Company" on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. Intervest Statutory Trust I, II, III and IV are wholly owned subsidiaries of the Holding Company that are unconsolidated entities as required by Financial Accounting Standards Board (FASB) Interpretation No. 46-R, "Consolidation of Variable Interest Entities." The accounting and reporting policies of the Company conform to United States generally accepted accounting principles and to general practices within the banking industry.

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

The Company's primary business segment is banking and real estate lending. The Company's lending activities are comprised almost entirely of origination for its loan portfolio, mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). These loans have an average life of approximately three years. The Company tends to lend in areas that are in the process of being revitalized, with a concentration of loans on properties located in New York State and the State of Florida. A significant portion of the residential properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents.

The Bank is a nationally chartered, full-service commercial bank that has its headquarters and full-service banking office in Rockefeller Plaza in New York City, and a total of five full-service banking offices in Pinellas County, Florida - four in Clearwater and one in South Pasadena. The Bank has received regulatory permission to open an additional branch office in Clearwater Beach, Florida, which is expected to open by August 1, 2006. The Bank conducts a personalized commercial and consumer banking business and attracts deposits from the areas served by its banking offices. The Bank also provides internet banking services through its web site: www.intervestnatbank.com, which can attract deposit customers from outside its primary market areas. The deposits, together with funds derived from other sources, are mainly used to originate mortgage loans secured by commercial and multifamily real estate properties and to purchase investment securities. The information on the aforementioned web site is not and should not be considered part of this report and is not incorporated by reference.

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

Intervest Statutory Trust I, II, III and IV issued in December 2001, September 2003, March 2004 and September 2004, $15 million, respectively, of trust preferred securities for a total of $60 million. Each trust was formed for the sole purpose of issuing and administering the trust preferred securities and they do not conduct any trade or business. For a further discussion, see note 8 herein.

NOTE 3 - SECURITIES

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

                                         Gross        Gross   Estimated              Wtd-Avg
                        Amortized   Unrealized   Unrealized        Fair   Wtd-Avg  Remaining
($in thousands)              Cost        Gains       Losses       Value     Yield   Maturity
--------------------------------------------------------------------------------------------
At March 31, 2006      $  327,974  $         3  $     2,687  $  325,290     3.88%  1.4 Years
At December 31, 2005   $  251,508  $        14  $     2,434  $  249,088     3.26%  1.1 Years
--------------------------------------------------------------------------------------------

All the securities at March 31, 2006 and December 31, 2005 were debt obligations of U.S. government corporations or sponsored agencies (such as FHLB, FNMA, FHLMC or FFCB) and were held by the Bank. The securities have fixed rates or have predetermined scheduled rate increases, and some have call features that allow the issuer to call the security at par before its stated maturity without penalty.

At March 31, 2006, the portfolio consisted of 201 securities nearly all of which had an unrealized loss. A large portion of the unrealized losses were for a continuous period of more than 12 months. Management believes that the cause of these unrealized losses is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, their fair value will increase.

Management views the unrealized losses noted above to be temporary based on the impact of interest rates, the very short maturities of the investments and their high credit quality. In addition, the Bank has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover. To date, the Bank has always recovered the cost of its investment securities upon maturity. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity is as follows:

     ($in thousands)                         Amortized Cost   Estimated Fair Value   Average Yield
     ----------------------------------------------------------------------------------------------
     At March 31, 2006:
     Due in one year or less                 $       122,904  $             121,885           3.05%
     Due after one year through five years           205,070                203,405           4.39%
     ----------------------------------------------------------------------------------------------
                                             $       327,974  $             325,290           3.88%
     ----------------------------------------------------------------------------------------------

     ($in thousands)                         Amortized Cost   Estimated Fair Value   Average Yield
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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 4 - LOANS RECEIVABLE
Loans  receivable  are  summarized  as  follows:

                                                      At March 31, 2006        At December 31, 2005
                                                   ------------------------  ------------------------
          ($in thousands)                          # of Loans     Amount     # of Loans     Amount
          -------------------------------------------------------------------------------------------
          Commercial real estate loans                    273  $   753,792          264  $   735,650
          Residential multifamily loans                   234      568,042          234      538,760
          Land development and other land loans            33       90,886           31      105,251
          Residential 1-4 family loans                      3          100            3          100
            Commercial business loans                      22        1,139           22        1,089
          Consumer loans                                   14          304           10          194
          -------------------------------------------------------------------------------------------
          Loans receivable                                579    1,414,263          564    1,381,044
          -------------------------------------------------------------------------------------------
          Deferred loan fees                                       (12,255)                  (13,058)
          -------------------------------------------------------------------------------------------
          Loans receivable, net of deferred fees                 1,402,008                 1,367,986
          -------------------------------------------------------------------------------------------
          Allowance for loan losses                                (15,542)                  (15,181)
          -------------------------------------------------------------------------------------------
          Loans receivable, net                                $ 1,386,466               $ 1,352,805
          -------------------------------------------------------------------------------------------

At March 31, 2006, there were three multifamily real estate loans totaling $1.7 million on nonaccrual status, compared to two loans totaling $0.7 million at December 31, 2005. Nonaccrual loans are considered impaired under the criteria of SFAS No. 114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded its recorded investment. At March 31, 2006 and December 31, 2005, there were no other impaired loans.

At March 31, 2006 and December 31, 2005, there were $1.5 million and $2.6 million, respectively, of loans ninety days past due and still accruing interest because they were deemed by management to be well secured and in the process of collection.

Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $51,000 for the quarter ended March 31, 2006, compared to $104,000 for the quarter ended March 31, 2005. The average balance of nonaccrual loans for the quarter ended March 31, 2006 and 2005 was $2.9 million and $4.6 million, respectively.

NOTE  5  -  ALLOWANCE  FOR  LOAN  LOSSES

Activity  in  the  allowance  for  loan  losses  is  summarized  as  follows:

                                      Quarter Ended March 31,
                                  ------------------------------
($in thousands)                        2006            2005
----------------------------------------------------------------
Balance at beginning of period    $       15,181  $       11,106
Provision charged to operations              361           1,033
----------------------------------------------------------------
Balance at end of period          $       15,542  $       12,139
----------------------------------------------------------------

NOTE 6 - DEPOSITS

Scheduled  maturities  of  certificates  of  deposit  accounts  are  as follows:

                                    At March 31, 2006         At December 31, 2005
                                -------------------------  -------------------------
                                               Wtd-Avg                    Wtd-Avg
     ($in thousands)              Amount     Stated Rate     Amount     Stated Rate
     -------------------------------------------------------------------------------
     Within one year            $   417,655         4.10%  $   381,968         3.77%
     Over one to two years          275,991         4.33       259,698         4.30
     Over two to three years        131,094         4.23       126,546         4.13
     Over three to four years       183,675         4.51       160,344         4.43
     Over four years                143,535         4.79       189,958         4.69
     -------------------------------------------------------------------------------
                                $ 1,151,950         4.32%  $ 1,118,514         4.18%
     -------------------------------------------------------------------------------

Certificate of deposit accounts of $100,000 or more totaled $388.1 million and $371.8 million at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, certificate of deposit accounts of $100,000 or more by remaining maturity were as follows: due within one year $135.9 million; over one to two years $104.4 million; over two to three years $37.4 million; over three to four years $62.3 million; and over four years $48.1 million.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 7 - SUBORDINATED DEBENTURES AND MORTGAGE NOTE PAYABLE

Subordinated debentures by series and mortgage note payable are summarized as follows:

                                                                               At March 31,   At December 31,
($in thousands)                                                                    2006             2005
--------------------------------------------------------------------------------------------------------------
INTERVEST MORTGAGE CORPORATION:
Series 06/28/99 - interest at 9% fixed               - due July 1, 2006        $       2,000  $          2,000
Series 09/18/00 - interest at 9% fixed               - due January 1, 2008             1,250             1,250
Series 08/01/01 - interest at 8% fixed               - due April 1, 2007               2,750             2,750
Series 08/01/01 - interest at 8 1/2% fixed           - due April 1, 2009               2,750             2,750
Series 01/17/02 - interest at 7 1/2% fixed           - due October 1, 2007             2,250             2,250
Series 01/17/02 - interest at 7 3/4% fixed           - due October 1, 2009             2,250             2,250
Series 08/05/02 - interest at 7 1/2% fixed           - due January 1, 2008             3,000             3,000
Series 08/05/02 - interest at 7 3/4% fixed           - due January 1, 2010             3,000             3,000
Series 01/21/03 - interest at 6 3/4% fixed           - due July 1, 2006                1,500             1,500
Series 01/21/03 - interest at 7 % fixed              - due July 1, 2008                3,000             3,000
Series 01/21/03 - interest at 7 1/4% fixed           - due July 1, 2010                3,000             3,000
Series 07/25/03 - interest at 6 1/2% fixed           - due October 1, 2006             2,500             2,500
Series 07/25/03 - interest at 6 3/4% fixed           - due October 1, 2008             3,000             3,000
Series 07/25/03 - interest at 7 % fixed              - due October 1, 2010             3,000             3,000
Series 11/28/03 - interest at 6 1/4% fixed           - due April 1, 2007               2,000             2,000
Series 11/28/03 - interest at 6 1/2% fixed           - due April 1, 2009               3,500             3,500
Series 11/28/03 - interest at 6 3/4% fixed           - due April 1, 2011               4,500             4,500
Series 06/07/04 - interest at 6 1/4% fixed           - due January 1, 2008             2,500             2,500
Series 06/07/04 - interest at 6 1/2% fixed           - due January 1, 2010             4,000             4,000
Series 06/07/04 - interest at 6 3/4% fixed           - due January 1, 2012             5,000             5,000
Series 03/21/05 - interest at 6 1/4% fixed           - due April 1, 2009               3,000             3,000
Series 03/21/05 - interest at 6 1/2% fixed           - due April 1, 2011               4,500             4,500
Series 03/21/05 - interest at 7% fixed               - due April 1, 2013               6,500             6,500
Series 08/12/05 - interest at 6 1/4% fixed           - due October 1, 2009             2,000             2,000
Series 08/12/05 - interest at 6 1/2% fixed           - due October 1, 2011             4,000             4,000
Series 08/12/05 - interest at 7% fixed               - due October 1, 2013             6,000             6,000
                                                                               -------------------------------
                                                                                      82,750            82,750
INTERVEST BANCSHARES CORPORATION:
Series 05/14/98 - interest at 8% fixed               - due July 1, 2008                2,000             2,140
Series 12/15/00 - interest at 8 1/2% fixed           - due April 1, 2006               1,250             1,250
Series 12/15/00 - interest at 9% fixed               - due April 1, 2008                   -             1,250
                                                                               -------------------------------
                                                                                       3,250             4,640

INTERVEST NATIONAL BANK:
Mortgage note payable (1) - interest at 7% fixed  - due February 1, 2017                 226               229
--------------------------------------------------------------------------------------------------------------
                                                                               $      86,226  $         87,619
--------------------------------------------------------------------------------------------------------------

(1) The note cannot be prepaid except during the last year of its term.

Scheduled  contractual  maturities  as  of  March  31,  2006  were  as  follows:

     ($in thousands)                                     Principal   Accrued Interest
     ---------------------------------------------------------------------------------

     For the period April 1, 2006 to December 31, 2006   $    6,011  $           2,872
     For the year ended December 31, 2007                     7,015                210
     For the year ended December 31, 2008                    16,016              2,294
     For the year ended December 31, 2009                    13,517                325
     For the year ended December 31, 2010                    13,019                270
     Thereafter                                              30,648                361
     ---------------------------------------------------------------------------------
                                                         $   86,226  $           6,332
     ---------------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE  7  -  SUBORDINATED  DEBENTURES  AND  MORTGAGE  NOTE  PAYABLE,  CONTINUED

Intervest  Bancshares  Corporation  repaid  the  following  debentures:
- Series 12/15/00 due 4/1/08 were repaid early on 3/1/06 for $1,250,000 of principal and $18,000 of accrued interest;

Intervest Mortgage Corporation repaid the following debentures subsequent to March 31, 2006:
- Series 6/28/99 due 7/1/06 were repaid early on 5/1/06 for $2,000,000 of principal and $1,645,000 of accrued interest;
- Series 1/21/03 due 7/1/06 were repaid early on 5/1/06 for $1,500,000 of principal and $34,000 of accrued interest;

Interest is paid quarterly on Intervest Mortgage Corporation's debentures except for the following: all of Series 6/28/99 and 9/18/00; $0.6 million of Series 8/01/01; $0.2 million of Series 1/17/02; $1.1 million of Series 8/05/02; $1.8 million of Series 11/28/03; $1.9 million of Series 6/7/04; $1.9 million of Series 3/21/05; and $1.8 million of Series 8/12/05, all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

The holders of Intervest Mortgage Corporation's Series 9/18/00 and 1/17/02 through 8/12/05 debentures can require Intervest Mortgage Corporation, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning July 1, 2006 for Series 1/21/03, October 1, 2006 for Series 7/25/03, January 1, 2007 for Series 11/28/03, January 1, 2008 for Series 6/7/04, April 1, 2009 for Series 3/21/05
and October 1, 2009 for Series 8/12/05). However, in no calendar year can the required purchases be more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

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

In the second quarter of 2006, Intervest Mortgage Corporation anticipates completing a public offering of up to $16 million in aggregate principal amount of additional debentures

The Holding Company's Series 5/14/98 subordinated debentures are convertible along with accrued interest at the option of the holders at any time prior to April 1, 2008 into shares of its Class A common stock at the following conversion prices per share: $16.00 in 2006; $18.00 in 2007 and $20.00 from January 1, 2008 through April 1, 2008. The Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. In the first quarter of 2006, $233,000 of debentures ($140,000 of principal and $93,000 of accrued interest) were converted into shares of Class A common stock at $16.00 per share.

At March 31, 2006, interest accrued and compounded quarterly on $0.5 million of the Holding Company's convertible debentures at the rate of 8% per annum, while $1.5 million of the convertible debentures pay interest quarterly at the rate of 8% per annum. All accrued interest of $1.3 million is due and payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year, elect to be paid all accrued interest and to thereafter receive regular quarterly payments of interest. The Holding Company may redeem any of its debentures, in whole or in part, at any time for face value.

NOTE 8 - SUBORDINATED DEBENTURES - CAPITAL SECURITIES

Capital Securities (commonly referred to as trust preferred securities) are summarized as follows:

                                                                 At March 31, 2006      At December  31, 2005
                                                             ------------------------  ------------------------
                                                                            Accrued                   Accrued
($in thousands)                                               Principal    Interest     Principal    Interest
---------------------------------------------------------------------------------------------------------------
Capital Securities   I -  debentures due December 18, 2031   $    15,464  $       441  $    15,464  $        59
Capital Securities  II - debentures due September 17, 2033        15,464           41       15,464           35
Capital Securities III - debentures due March 17, 2034            15,464           36       15,464           31
Capital Securities  IV - debentures due September 20, 2034        15,464           29       15,464           29
---------------------------------------------------------------------------------------------------------------
                                                             $    61,856  $       547  $    61,856  $       154
---------------------------------------------------------------------------------------------------------------

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

NOTE 9 - SHORT-TERM BORROWINGS AND LINES OF CREDIT

From time to time, the Bank may borrow funds on an overnight or short-term basis to manage its liquidity needs. At March 31, 2006, the Bank had agreements with correspondent banks whereby it could borrow up to $16 million on an unsecured basis.

In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), the Bank can also borrow from these institutions on a secured basis. At March 31, 2006, the Bank had $23.5 million of FHLB advances outstanding and had available collateral consisting of investment securities to support total additional borrowings of $295 million from the FHLB and FRB.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 9 - SHORT-TERM BORROWINGS AND LINES OF CREDIT, CONTINUED

The following is a summary of certain information regarding short-term borrowings in the aggregate:

                                                       Quarter Ended
                                                         March 31,
                                                     ------------------
($in thousands)                                        2006      2005
-----------------------------------------------------------------------
Balance at period end  (1)                           $23,500   $15,000
Maximum amount outstanding at any month end          $23,500   $17,000
Average outstanding balance for the period           $ 1,522   $13,911
Weighted-average interest rate paid for the period      5.06%     2.62%
Weighted-average interest rate at period end            5.06%     2.96%
-----------------------------------------------------------------------

(1) The balance at March 31, 2006 represented FHLB advances that mature in April 2006.


NOTE 10 - COMMON STOCK WARRANTS

At March 31, 2006, there were 696,465 common stock warrants outstanding that entitle its holder, the Chairman of the Board of the Company, to purchase one share of the Holding Company's Class A or Class B common stock as the case may be for each warrant. All warrants are vested and currently exercisable.

Data  concerning  common  stock  warrants  is  as  follows:

                                                       Exercise Price Per Warrant
                                                       ---------------------------          Wtd-Avg
Class A Common Stock Warrants:                                               $6.67   Exercise Price
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 2005 and March 31, 2006                        501,465  $          6.67
Remaining contractual life in years at March 31, 2006                          0.8
---------------------------------------------------------------------------------------------------

                                                     Exercise Price Per Warrant
                                                     --------------------------       Total          Wtd-Avg
Class B Common Stock Warrants:                               $6.67       $10.00    Warrants   Exercise Price
------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2005 and March 31, 2006        145,000       50,000     195,000  $          7.52
Remaining contractual life in years at March 31, 2006          1.8          1.8         1.8
------------------------------------------------------------------------------------------------------------

Effective January 1, 2006, the Company adopted SFAS No. 123-R, "Share-Based Payment" which replaces SFAS 123 and supersedes APB No. 25. SFAS 123-R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, but expresses no preference for a type of valuation model. There were no grants of warrants or options in the first quarter of 2006 and no compensation expense recorded in any of the reporting periods in connection with the Company's outstanding warrants.

NOTE 11 - EARNINGS PER SHARE (EPS)

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

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                              Quarter Ended
                                                                                March 31,
                                                                         ----------------------
($in thousands, except share and per share amounts)                         2006        2005
-----------------------------------------------------------------------------------------------
Basic Earnings Per Share:
  Net earnings applicable to common stockholders                         $    6,420  $    3,248
  Average number of common shares outstanding                             7,825,746   6,273,843
-----------------------------------------------------------------------------------------------
Basic Earnings Per Share                                                 $     0.82  $     0.52
-----------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Net earnings applicable to common stockholders                         $    6,420  $    3,248
  Adjustment to net earnings from assumed conversion of debentures (1)           40          55
                                                                         ----------------------
  Adjusted net earnings for diluted earnings per share computation       $    6,460  $    3,303
                                                                         ----------------------
Average number of common shares outstanding:
  Common shares outstanding                                               7,825,746   6,273,843
  Potential dilutive shares resulting from exercise of warrants (2)         308,888     255,207
  Potential dilutive shares resulting from conversion of debentures (3)     212,149     342,719
                                                                         ----------------------
Total average number of common shares outstanding used for dilution       8,346,783   6,871,769
-----------------------------------------------------------------------------------------------
Diluted Earnings Per Share                                               $     0.77  $     0.48
-----------------------------------------------------------------------------------------------

(1) Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.
(2)  All  outstanding  warrants  were  considered  for  the  EPS  computations.
(3) Convertible debentures (principal and accrued interest) outstanding at March 31, 2006 and 2005 totaling $3.3 million and $4.8 million, respectively, were convertible into common stock at a price of $16.00 per share in 2006 and $14.00 per share in 2005 and resulted in additional common shares (based on average balances outstanding).

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

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

                                 At March 31,   At December 31,
                                 -------------  ----------------
     ($in thousands)                 2006             2005
     -----------------------------------------------------------
     Unfunded loan commitments   $     153,101  $        101,597
     Available lines of credit             755               737
     Standby letters of credit             100               100
     -----------------------------------------------------------
                                 $     153,956  $        102,434
     -----------------------------------------------------------

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

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet them can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These capital amounts are also subject to qualitative judgment by the regulators about components, risk weighting and other factors.

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined by the regulations.

The Federal Reserve on March 1, 2005 issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies (BHC), but with stricter quantitative limits and clearer qualitative standards. The new rule provides a transition period for BHCs to meet the new, stricter limitations within regulatory capital by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009. Until March 31, 2009, BHCs generally must comply with the current Tier 1 capital limits. As of March 31, 2006 and December 31, 2005, assuming the Company no longer included its trust preferred securities in Tier 1 Capital, the Company would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action.

Management believes, as of March 31, 2006 and December 31, 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2006, the most recent notification from the Bank's regulators categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management is not aware of any current conditions or events outstanding that would change the designation from well capitalized.

At March 31, 2006, the actual capital of the Bank on a percentage basis was as follows:

                                                              Actual     Minimum     To Be Considered
                                                              Ratios   Requirement   Well Capitalized
                                                              -------  ------------  -----------------
     Total capital to risk-weighted assets                     12.67%         8.00%             10.00%
     Tier 1 capital to risk-weighted assets                    11.59%         4.00%              6.00%
     Tier 1 capital to total average assets - leverage ratio    9.85%         4.00%              5.00%

At March 31, 2006, the actual capital of the Company (consolidated) on a percentage basis was as follows:

                                                              Actual     Minimum     To Be Considered
                                                              Ratios   Requirement   Well Capitalized
                                                              -------  ------------  ----------------
     Total capital to risk-weighted assets                     14.45%         8.00%  NA
     Tier 1 capital to risk-weighted assets                    12.60%         4.00%  NA
     Tier 1 capital to total average assets - leverage ratio   10.89%         4.00%  NA

Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At March 31, 2006, Intervest Securities Corporation's net capital was $505,000.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE  14  -  RECENT  ACCOUNTING  PRONOUNCEMENTS

SHARE-BASED COMPENSATION. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB No. 25. SFAS 123-R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, but expresses no preference for a type of valuation model. SFAS 123-R is effective for interim and annual reporting periods beginning on January 1, 2006. SFAS 123-R does not impact any of the Company's outstanding warrants at March 31, 2006, all of which are vested and were issued prior to this new standard. The Company has not issued any new stock warrants and/or options to employees or directors in the first quarter of 2006. The Company will be required to recognize expense on new stock warrants/options granted, or modified, which may have a material impact on the Company's statement of earnings.

ACCOUNTING CHANGES AND ERROR CORRECTIONS. In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections." This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The adoption of this statement on January 1, 2006 did not impact the Company's financial statements.

ACCOUNTING FOR LOAN COMMITMENTS. In March 2005, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" (SAB 105). SAB 105 provides recognition guidance for entities that issue loan commitments related to the origination of fixed- and variable-rate mortgage loans that will be held for sale that are required to be accounted for as derivative instruments. Currently, loan commitments that the Company enters into would not be required to be accounted for as derivative instruments under SAB 105.

CONCENTRATION OF CREDIT RISKS. In December 2005, the FASB issued Statement of Position ("SOP") 94-6-1, "Terms of Loan Products That May Give Rise to a Concentration of Credit Risk." This statement addresses the circumstances under which the terms of loan products give rise to a concentration of credit risk and related disclosures and accounting considerations. It is intended to emphasize the requirement to assess the adequacy of disclosures for all lending products and the effect of changes in market or economic conditions on the adequacy of those disclosures. SOP 94-6-1 is effective for all periods after December 19, 2005. The adoption of this SOP on January 1, 2006 did not impact the Company's financial statements.

IMPAIRMENT. In November 2005, the FASB issued Staff Position ("FSP") 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which superseded Emerging Issues Task Force Issue ("EITF") 03-1 and related amendments to EITF 03-1. The guidance in FSP 115-1 outlines a three-step model for identifying investment impairments regarding impairment measurement, other-than-temporary impairment evaluation and recognition of other-than-temporary impairment losses and subsequent accounting. The FSP also carries forward the disclosure requirements of EITF 03-1. FSP 115-1 is effective for periods beginning after December 15, 2005. The adoption of this FSP on January 1, 2006 did not impact the Company's financial statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     Hacker, Johnson & Smith, P.A., P.C., the Company's independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2006 and for the three month periods ended March 31, 2006, and 2005 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

     The  report  of  Hacker,  Johnson & Smith, P.A., P.C. furnished pursuant to
Article  10  of  Regulation  S-X  is  included  herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board  of  Directors  and  Stockholders
Intervest  Bancshares  Corporation
New  York,  New  York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of March 31, 2006 and the related condensed consolidated statements of earnings, changes in stockholders' equity and cash flows for three month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2006, we, based on our audit expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Hacker, Johnson & Smith, P.A., P.C.
---------------------------------------
HACKER, JOHNSON & SMITH, P.A.,P.C.
Tampa, Florida
April 27, 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW
                                    --------

The following management's discussion of financial condition and results of operations of Intervest Bancshares Corporation and subsidiaries should be read in conjunction with the accompanying quarterly condensed consolidated financial statements in this report on Form 10-Q as well as the entire Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company's principal revenues are derived from interest, dividends and fees earned on its interest-earning assets, which are comprised of mortgage loans, securities and other short-term investments. The Company's principal expenses consist of interest paid on its interest-bearing liabilities, which are comprised of deposits, debentures and other short-term borrowings, and its operating and general expenses and income tax expense.

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

The Company's profitability is also affected by the level of its noninterest income and expenses, provision for loan losses and income tax expense. Noninterest income consists mostly of loan and other banking fees as well as income from loan prepayments. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and interest in certain cases. Many of the Company's mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely. The Company's income from loan prepayments fluctuates and cannot be predicted. Normally, loan prepayments tend to increase during periods of declining interest rates and tend to decrease during periods of increasing interest rates. However, given the nature and type of the mortgage loans the Company originates, including their short average life, the Company may still experience loan prepayments notwithstanding the effects of movements in interest rates. Noninterest expenses consist of the following: compensation and benefits, occupancy and equipment, data processing, advertising, professional fees, FDIC and general insurance and other operating and general expenses. The Company's profitability is also significantly affected by general and local economic conditions, competition, changes in market interest rates, government policies and actions of regulatory authorities.

Nearly all (99.9%) of the Company's loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). These loans have an average life of approximately three years. The Company tends to lend in areas that are in the process of being revitalized, with a concentration of loans on properties located in New York State and the State of Florida. A significant portion of the residential properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents.

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

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

The Company believes that currently its only accounting policy that is critical to the presentation of its financial statements and requires estimates and judgment on the part of management relates to the determination of the Company's allowance for loan losses. The allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about future loan chargeoffs. The impact of a sudden large chargeoff could deplete the allowance and potentially require increased provisions to replenish the allowance, which could negatively affect the Company's earnings and financial position. A more detailed discussion of the factors and estimates used in computing the allowance can be found under the caption "Critical Accounting Policies" on pages 32 and 33 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

    COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND DECEMBER 31, 2005
    -------------------------------------------------------------------------

OVERVIEW
--------

Total assets at March 31, 2006 increased to $1.79 billion, from $1.71 billon at December 31, 2005. Total liabilities at March 31, 2006 increased to $1.65 billion, from $1.57 billion at December 31, 2005, and stockholders' equity increased to $142.8 million at March 31, 2006, from $136.2 million at December 31, 2005. Book value per common share increased to $18.22 at March 31, 2006, from $17.41 at December 31, 2005.

Selected balance sheet information as of March 31, 2006 follows:

                                                          Intervest    Intervest    Intervest      Inter-
                                               Holding    National     Mortgage    Securities     Company
($in thousands)                                Company      Bank         Corp.        Corp.     Amounts (1)    Consolidated
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                     $  3,696   $   23,236   $   19,122   $       507  $   (18,730)  $      27,831
Security investments                                 -      334,273            -             -            -         334,273
Loans receivable, net of deferred fees          11,401    1,297,634       92,973             -            -       1,402,008
Allowance for loan losses                          (85)     (15,175)        (282)            -            -         (15,542)
Investment in consolidated subsidiaries        189,859            -            -             -     (189,859)              -
All other assets                                 5,103       31,468        5,762             9         (388)         41,954
----------------------------------------------------------------------------------------------------------------------------
Total assets                                  $209,974   $1,671,436   $  117,575   $       516  $  (208,977)  $   1,790,524
----------------------------------------------------------------------------------------------------------------------------
Deposits                                      $      -   $1,448,430   $        -   $         -  $   (18,749)      1,429,681
Borrowed funds and related interest payable     66,987       23,745       87,748             -            -         178,480
All other liabilities                              159       37,352        2,382            11         (369)         39,535
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                               67,146    1,509,527       90,130            11      (19,118)      1,647,696
----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                           142,828      161,909       27,445           505     (189,859)        142,828
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity    $209,974   $1,671,436   $  117,575   $       516  $  (208,977)  $   1,790,524
----------------------------------------------------------------------------------------------------------------------------

(1)  All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments in subsidiaries.

A  comparison  of  selected  balance  sheet  information  follows:

                                                                     At March 31, 2006          At December 31, 2005
                                                                 --------------------------  --------------------------
                                                                  Carrying        % of        Carrying        % of
($in thousands)                                                     Value     Total Assets      Value     Total Assets
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                        $    27,831           1.6%  $    56,716           3.3%
Security investments                                                 334,273          18.7       256,749          15.0
Loans receivable, net of deferred fees and loan loss allowance     1,386,466          77.4     1,352,805          79.3
All other assets                                                      41,954           2.3        40,153           2.4
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                     $ 1,790,524         100.0%  $ 1,706,423         100.0%
-----------------------------------------------------------------------------------------------------------------------
Deposits                                                         $ 1,429,681          79.8%  $ 1,375,330          80.6%
Borrowed funds and related interest payable                          178,480          10.0       155,725           9.1
All other liabilities                                                 39,535           2.2        39,190           2.3
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                  1,647,696          92.0     1,570,245          92.0
-----------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                 142,828           8.0       136,178           8.0
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $ 1,790,524         100.0%  $ 1,706,423         100.0%
-----------------------------------------------------------------------------------------------------------------------

CASH  AND  CASH  EQUIVALENTS
----------------------------

Cash and cash equivalents decreased to $27.8 million at March 31, 2006, from $56.7 million at December 31, 2005. The decrease reflected the investment of funds into loans and securities.

SECURITY  INVESTMENTS
---------------------

Securities as to which the Company has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Currently, only the Bank holds such security investments, which increased to $328.0 million at March 31, 2006, from $251.5 million at December 31, 2005. The increase reflected new purchases exceeding maturities and calls during the period. The Bank continues to invest in short-term (up to 5 year maturities) U.S. government agency debt obligations to emphasize liquidity and to currently target its loan-to-deposit ratio at approximately 85%. This ratio stood at 87% at March 31, 2006.

At March 31, 2006, the held-to-maturity portfolio consisted of short-term debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with a weighted-average yield of 3.88% and a weighted-average remaining maturity of 1.4 years, compared to 3.26% and 1.1 years, respectively, at December 31, 2005. The securities are fixed rate or have predetermined scheduled rate increases, and some have call features that allow the issuer to call the security before its stated maturity without penalty.

At March 31, 2006 and December 31, 2005, the held-to-maturity portfolio's estimated fair value was $325.3 million and $249.1 million, respectively. At March 31, 2006, the held-to-maturity portfolio had unrealized losses totaling $2.7 million. The Bank has the ability and intent to hold the securities in the portfolio for a period of time sufficient for the fair value of the securities to recover. To date, the Bank has always recovered the cost of its investment securities upon maturity.

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), the Bank maintains an investment in their capital stock, which amounted to $3.4 million and $2.9 million, respectively, at March 31, 2006. The FRB stock currently pays a dividend of 6%, while the FHLB stock dividend fluctuates and most recently was 5.11%. The total investment, which amounted to $6.3 million at March 31, 2006, compared to $5.2 million at December 31, 2005, fluctuates based on the Bank's capital level for the FRB stock and the Bank's loans and borrowings for the FHLB stock.

LOANS RECEIVABLE, NET OF DEFERRED FEES AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------

Loans receivable, net of deferred fees and the allowance for loan losses, increased to $1.39 billion at March 31, 2006 from $1.35 billion at December 31, 2005. The growth reflected new mortgage loan originations secured by commercial and multifamily real estate exceeding principal repayments. New loan originations totaled $144 million in the first quarter of 2006, compared to $151 million in the first quarter of 2005.

Nearly all (99.9%) of the Company's loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). At March 31, 2006, such loans consisted of 540 loans with an aggregate principal balance of $1.41 billion and an average principal size of $2.6 million. Loans with principal balances of $5.0 million or more aggregated to 70 loans or $658.2 million, with the largest loan amounting to $20.5 million.

At March 31, 2006, there were three multifamily real estate loans totaling $1.7 million on nonaccrual status, compared to two loans totaling $0.7 million at December 31, 2005. With respect to two of these loans totaling $0.7 million, the borrower declared bankruptcy and the Bankruptcy Trustee has sold the properties collateralizing the loans. The proceeds of the sale are sufficient to provide for repayment of the Company's recorded investment and the Company is taking appropriate action to obtain the proceeds from the Bankruptcy Trustee. With respect to the remaining loan amounting to $1.0 million, a foreclosure action has been commenced for non-payment. Nonaccrual loans are considered impaired under the criteria of SFAS No. 114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded its recorded investment. At March 31, 2006 and December 31, 2005, there were no other impaired loans.

At March 31, 2006 and December 31, 2005, there were $1.5 million and $2.6 million, respectively, of loans ninety days past due and still accruing interest. These loans were deemed by management to be well secured and in the process of collection. The amount at March 31, 2006 represented two loans that are past their maturity date, but in each case the borrower continues to make monthly payments of interest and principal. Based upon discussions with the borrowers, it is anticipated that these loans will be repaid in full or refinanced in the near term.

At March 31, 2006, the allowance for loan losses amounted to $15.5 million, compared to $15.2 million at December 31, 2005. The allowance represented 1.11% of total loans (net of deferred fees) outstanding at March 31, 2006 and December 31, 2005. The increase in the allowance was due to provisions aggregating $0.3 million during the period resulting largely from net loan growth (which amounted to $33.2 million from December 31, 2005). For a further discussion of the criteria the Company uses to determine the adequacy of the allowance, see the section entitled "Critical Accounting Policies" included in this report.

ALL OTHER ASSETS
----------------

All other assets increased to $42.0 million at March 31, 2006, from $40.2 million at December 31, 2005, primarily due to an increase in accrued interest receivable, which fluctuates based on the amount of loans, investments and other interest-earning assets outstanding and the timing of interest payments received. The increase was due to the growth in these assets.

DEPOSITS
--------

Deposits increased to $1.43 billion at March 31, 2006, from $1.38 billion at December 31, 2005, reflecting increases in certificate of deposit accounts of $33.4 million and an increase in checking, savings and money market accounts totaling $21.0 million.

At March 31, 2006, certificate of deposit accounts totaled $1.15 billion, and checking, savings and money market accounts aggregated $277.7 million. The same categories of deposit accounts totaled $1.12 billion and $256.8 million, respectively, at December 31, 2005. Certificate of deposit accounts represented 81% of total deposits at March 31, 2006 and December 31, 2005. At March 31, 2006 and December 31, 2005, certificate of deposit accounts included $40.5 million of brokered deposits.

BORROWED  FUNDS  AND  RELATED  INTEREST  PAYABLE
------------------------------------------------

At March 31, 2006, borrowed funds and related interest payable increased to $178.5 million from $155.7 million at December 31, 2005. The increase was due to $23.5 million of short-term borrowings in March 2006 from the Federal Home Loan Bank of New York by the Bank.

ALL  OTHER  LIABILITIES
-----------------------

All  other  Liabilities  remained relatively unchanged at $39.5 million at March
31,  2006,  compared  to  $39.2  million  at  December  31,  2005.

STOCKHOLDERS'  EQUITY
---------------------

Stockholders' equity increased to $142.8 million at March 31, 2006, from $136.2 million at December 31, 2005 as follows:

                                                                                               Per
     ($in thousands)                                                      Amount    Shares    Share
     -----------------------------------------------------------------------------------------------
     Stockholders' equity at December 31, 2005                           $136,178  7,823,058  $17.41
     Net earnings for the period                                            6,420          -       -
     Convertible debentures converted at election of debenture holders        230     14,584   15.75
     -----------------------------------------------------------------------------------------------
     Stockholders' equity at March 31, 2006                              $142,828  7,837,642  $18.22
     -----------------------------------------------------------------------------------------------

           COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED
           ---------------------------------------------------------
                            MARCH 31, 2006 AND 2005
                            -----------------------

OVERVIEW
--------

Consolidated net earnings for the first quarter of 2006 increased by $3.2 million, or 100%, to $6.4 million, or $0.77 per diluted share, from $3.2 million, or $0.48 per diluted share, in the first quarter of 2005. The earnings per share calculation for the 2006 period included a greater number of outstanding shares resulting primarily from a public offering of 1.4 million shares of Class A common stock completed in the third quarter of 2005.

The $3.2 million increase in consolidated earnings reflected a $4.2 million increase in net interest and dividend income, a $1.2 million increase in noninterest income and a $0.7 million decrease in the provision for loan losses, partially offset by a $2.5 million increase in income tax expense and a $0.4 million increase in noninterest expenses.

The Company's efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, continues to be favorable and improved to 19% in the first quarter of 2006, from 26% in the first quarter of 2005. The Company's return on average assets and equity also increased to 1.47% and 18.55%, respectively, in the 2006 first quarter, from 0.94% and 14.25% in the 2005 first quarter.

Selected information regarding results of operations for the first quarter of 2006 follows:

                                             Intervest   Intervest    Intervest                 Inter-
                                             National     Mortgage    Securities    Holding    Company
($in thousands)                                Bank        Corp.        Corp.       Company   Amounts(2)   Consolidated
------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                $   27,456   $    2,685  $         5   $    198   $     (278)  $      30,066
Interest expense                                14,860        1,782            -      1,216         (278)         17,580
                                            ----------------------------------------------------------------------------
Net interest and dividend income                12,596          903            5     (1,018)           -          12,486
Provision for loan losses                          329           32            -          -            -             361
Noninterest income                               1,933        1,439            -        119       (1,409)          2,082
Noninterest expenses                             3,281          769            5        150       (1,409)          2,796
                                            ----------------------------------------------------------------------------
Earnings before taxes                           10,919        1,541            -     (1,049)           -          11,411
Provision for income taxes                       4,763          712            -       (484)           -           4,991
------------------------------------------------------------------------------------------------------------------------
Net earnings                                $    6,156   $      829  $         -   $   (565)  $        -   $       6,420
------------------------------------------------------------------------------------------------------------------------
Intercompany dividends(1)                       (1,089)           -            -      1,089            -               -
------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $    5,067   $      829  $         -   $    524   $        -   $       6,420
------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends
  for the same period of 2005               $    2,092   $      625  $        (2)  $    533   $        -   $       3,248
------------------------------------------------------------------------------------------------------------------------

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

Net interest and dividend income increased to $12.5 million in the first quarter of 2006, from $8.3 million in the first quarter of 2005. The improvement was attributable to a $371 million increase in average interest-earning assets resulting from continued growth in loans of $321 million and a higher level of security and short-term investments aggregating $50 million. The growth in average assets was funded by $333 million of additional interest-bearing deposits and a $47 million increase in stockholders' equity, partially offset by a $19 million decrease in borrowed funds.

The Company's net interest margin increased to 2.92% in the first quarter of 2006, from 2.47% in the first quarter of 2005. The higher margin was due to the Company's yield on interest-earning assets increasing at a faster pace than its cost of funds. In a rising rate environment, the yield on interest-earning assets increased 92 basis points to 7.04% in the 2006 quarter due to higher yields on new mortgage loans originated, rate increases on existing variable-rate loans indexed to the prime rate, and higher yields earned on security and other short-term investments. The cost of funds also increased by 57 basis points to 4.55% in the 2006 quarter primarily due to higher rates paid on deposit accounts.

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

                                                   --------------------------------------------------------------------
                                                                              Quarter Ended
                                                   --------------------------------------------------------------------
                                                              March 31, 2006                    March 31, 2005
                                                   ---------------------------------  ---------------------------------
                                                     Average     Interest    Yield/     Average     Interest    Yield/
($in thousands)                                      Balance    Inc./Exp.   Rate(2)     Balance    Inc./Exp.   Rate(2)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans (1)                                        $1,392,837   $   26,931     7.84%  $1,071,862   $   18,811     7.12%
  Securities                                          304,061        2,747     3.66      258,037        1,563     2.46
  Other interest-earning assets                        36,175          388     4.35       32,433          194     2.43
-----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       1,733,073   $   30,066     7.04%   1,362,332   $   20,568     6.12%
-----------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             15,656                             15,153
-----------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,748,729                         $1,377,485
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest checking deposits                       $    8,533   $       40     1.90%  $   13,441   $       52     1.57%
  Savings deposits                                     16,591          121     2.96       25,268          113     1.81
  Money market deposits                               237,374        2,293     3.92      194,375        1,059     2.21
  Certificates of deposit                           1,147,864       12,105     4.28      844,031        7,815     3.76
-----------------------------------------------------------------------------------------------------------------------
Total deposit accounts                              1,410,362       14,559     4.19    1,077,115        9,039     3.40
-----------------------------------------------------------------------------------------------------------------------
  FHLB Advances                                         1,522           19     5.06       13,911           90     2.62
  Debentures and related interest payable              92,284        1,908     8.38       99,197        2,060     8.42
  Debentures - capital securities                      61,856        1,090     7.15       61,856        1,090     7.15
  Mortgage note payable                                   228            4     7.12          241            4     7.00
-----------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                  155,890        3,021     7.86      175,205        3,244     7.51
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  1,566,252   $   17,580     4.55%   1,252,320   $   12,283     3.98%
-----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            6,504                              6,186
Noninterest-bearing liabilities                        37,543                             27,820
Stockholders' equity                                  138,430                             91,159
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,748,729                         $1,377,485
-----------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $   12,486     2.49%               $    8,285     2.14%
-----------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $  166,821                  2.92%  $  110,012                  2.47%
-----------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities                  1.11                               1.09
-----------------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (2)                           1.47%                              0.94%
  Return on average equity  (2)                         18.55%                             14.25%
  Noninterest expense to average assets (2)              0.64%                              0.69%
  Efficiency ratio (3)                                     19%                                26%
  Average stockholders' equity to average assets         7.92%                              6.62%
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

                                                           For the Quarter Ended March 31, 2006 vs 2005
                                             ----------------------------------------------------------------------
                                                              Increase (Decrease) Due To Change In:
                                             ----------------------------------------------------------------------
($in thousands)                                    Rate             Volume         Rate/Volume          Total
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans                                      $         1,929   $         5,713   $           478   $         8,120
  Securities                                             774               283               127             1,184
  Other interest-earning assets                          156                23                15               194
-------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                          2,859             6,019               620             9,498
-------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking deposits                              11               (19)               (4)              (12)
  Savings deposits                                        73               (39)              (26)                8
  Money market deposits                                  831               238               165             1,234
  Certificates of deposit                              1,097             2,856               337             4,290
-------------------------------------------------------------------------------------------------------------------
Total deposit accounts                                 2,012             3,036               472             5,520
-------------------------------------------------------------------------------------------------------------------
  FHLB advances                                           85               (81)              (75)              (71)
  Debentures and accrued interest payable                (10)             (146)                4              (152)
  Debentures - capital securities                          -                 -                 -                 -
  Mortgage note payable                                    -                 -                 -                 -
-------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                      75              (227)              (71)             (223)
-------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                     2,087             2,809               401             5,297
-------------------------------------------------------------------------------------------------------------------
Net change in interest and dividend income   $           772   $         3,210   $           219   $         4,201
-------------------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses decreased by $0.7 million to $0.3 million in the first quarter of 2006, from $1.0 million in the first quarter of 2005. The lower provision was primarily due to a decrease in the rate of net loan growth over the prior year period. Total loans outstanding grew by $33.2 million in the 2006 period, compared to $79.9 million in the 2005 period.

NONINTEREST INCOME
------------------

Noninterest income increased by $1.2 million to $2.1 million in the first quarter of 2006, from $0.9 million in the first quarter of 2005. The higher income was primarily due to a $1.0 million increase in income from the prepayment of mortgage loans. Income from the prepayment of mortgage loans consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases. The Company's income from loan prepayments fluctuates and cannot be predicted. Normally, loan prepayments tend to increase during periods of declining interest rates and tend to decrease during periods of increasing interest rates. However, given the nature and type of the mortgage loans the Company originates, including their short average life, the Company may still experience loan prepayments notwithstanding the effects of movements in interest rates.

NONINTEREST EXPENSES
--------------------

Noninterest expenses increased by $0.4 million to $2.8 million in the first quarter of 2006, from $2.4 million in the first quarter of 2005. The increase was primarily to higher salaries and employee benefits expenses of $0.2 million and $0.2 million aggregate increase in all other operating expenses associated with the Company's growth. The Company had 76 employees at March 31, 2006, compared to 67 at March 31, 2005.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes increased by $2.5 million to $5.0 million in the first quarter of 2006, from $2.5 million in the first quarter of 2005 due to an increase in pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.7% in the 2006 period, compared to 43.6% in the 2005 period.

               OFF-BALANCE SHEET AND OTHER FINANCING ARRANGEMENTS
               --------------------------------------------------

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For a further discussion of these financial instruments, see note 12 to the condensed consolidated financial statements included in this report.

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

The Bank's lending business is dependent on its continuing ability to generate a positive interest rate spread between the rates offered on its deposits and the yields earned on its loans. The Bank needs to pay competitive interest rates to attract and retain time deposits to fund its loan originations. The Bank has and expects to continue to rely heavily on certificates of deposit (time deposits) as its main source of funds. Total consolidated deposits amounted to $1.43 billion at March 31, 2006 and time deposits represented 81%, or $1.15 billion, of those deposits. Additionally, time deposits of $100,000 or more at March 31, 2006 totaled $388.1 million and included $40.5 million of brokered deposits. The Bank must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Time deposits are the only deposit accounts offered by the Bank that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. At March 31, 2006, the Bank had $417.7 million of time deposits maturing by March 31, 2007. The Bank expects that a substantial portion of these deposits will be renewed and stay with the Bank. The Bank has and expects to continue to rely on capital contributions from the Holding Company to increase its capital to support its rapid asset growth. The Holding Company made a total of $32.5 million of capital contributions to the Bank during 2005. No contributions of capital were made in the first quarter of 2006.

The Bank, from time to time, may borrow funds on an overnight or short-term basis to manage its liquidity needs. At March 31, 2006, the Bank had agreements with correspondent banks whereby it could borrow up to $16 million on an unsecured basis. In addition, as a member of the FHLB and FRB, the Bank can also borrow from these institutions on a secured basis. In the first quarter of 2006, the Bank borrowed a total of $23.5 million of short-term FHLB advances, all of which were outstanding at March 31, 2006. At December 31, 2005, there were no outstanding borrowings from any of the aforementioned sources. At March 31, 2006, the Bank had available collateral consisting of investment securities to support additional total borrowings of $295 million from the FHLB and FRB.

Intervest Mortgage Corporation has and expects to continue to rely on the issuance of its subordinated debentures in registered, best efforts offerings to the public as a source of funds to support its loan originations. In addition, as the Bank's mortgage loan portfolio has grown, service fee income received by Intervest Mortgage Corporation from the Bank has comprised an increasing percentage of Intervest Mortgage Corporation's cash flow. The Bank has a servicing agreement with Intervest Mortgage Corporation, which is described under the caption "Liquidity and Capital Resources" on page 46 of the Company's Annual Report of Form 10-K. In addition, from time to time, Intervest Mortgage Corporation has also received capital contributions from the Holding Company. There have been no capital contributions since August 2004.

Intervest Mortgage Corporation's lending business is dependent on its continuing ability to sell its debentures with interest rates that would result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures. As detailed in note 7 to the condensed consolidated financial statements included in this report, at March 31, 2006, $82.8 million in aggregate principal amount of Intervest Mortgage Corporation's subordinated debentures were outstanding with fixed interest rates that range from 6.25% to 9.00% per annum and maturities that range from July 1, 2006 to October 1, 2013. In the first quarter of 2006, Intervest Mortgage Corporation did not repay or issue new debentures. At March 31, 2006, Intervest Mortgage Corporation had $16.0 million of debentures and related accrued interest payable maturing by December 31, 2007 (of which $5.2 million were repaid early on May 1, 2006), which are expected to be repaid from cash flow generated from maturities of existing mortgage loans, ongoing operations and cash on hand. Intervest Mortgage Corporation anticipates completing a public offering of up to $16.0 million in aggregate principal amount of additional debentures in the second quarter of 2006.

The Holding Company's sources of funds and capital to date have been derived from the following: interest income from a limited portfolio of mortgage loans and short-term investments; monthly dividends from the Bank to service interest expense on trust preferred securities; monthly management fees from Intervest Mortgage Corporation and the Bank for providing these subsidiaries with certain administrative services; the issuance of its common stock through public offerings, exercise of outstanding common stock warrants and conversion of outstanding convertible debentures; the issuance of trust preferred securities through its wholly owned business trusts; and the direct issuance of other subordinated debentures to the public. At March 31, 2006, the Holding Company did not have any debentures maturing by December 31, 2007.

The Holding Company, through its wholly owned business trusts Intervest Statutory Trust I, II, III and IV, issued in December 2001, September 2003, March 2004 and September 2004, $15.0 million, respectively, of trust preferred securities for a total of $60 million at both fixed and variable rates of interest that mature in 2031 or later. The total proceeds from these securities have been invested in the Bank at various times through capital contributions. The Holding Company is required to make interest payments on the principal of those securities, which currently amount to $4.4 million annually. The Bank provides funds to Holding Company in the form of dividends for this purpose. At March 31, 2006, approximately $47.6 million of the trust preferred securities qualified as regulatory Tier 1 capital and the remainder qualified as Tier 2 capital in the Holding Company's computation of regulatory capital.

Additional information concerning outstanding time deposits, debentures and trust preferred securities, including interest rates and maturity dates can be found in notes 6, 7 and 8 of the notes to the condensed consolidated financial statements included in this report.

At March 31, 2006, the Company's total commitments to lend aggregated to $154 million. Although there is no certainty, management anticipates that the majority of these loan commitments will be funded over the next 12 months. If all these commitments were to close, they would be funded by the sources of funds described above. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities. Management is not aware of any trends, known demand, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

                               REGULATORY CAPITAL
                               ------------------

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

The Bank is required to maintain regulatory defined minimum Tier 1 leverage and Tier 1and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At March 31, 2006 and December 31, 2005, management believes the Bank met its capital adequacy requirements and is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management is not aware of any conditions or events that would change the Bank's designation as a well-capitalized institution.

Information regarding the Bank's regulatory capital and related ratios is summarized as follows:

                                               At March 31,    At December 31,
                                              --------------  -----------------
     ($in thousands)                               2006             2005
     --------------------------------------------------------------------------
     Tier 1 Capital                           $     161,909   $        156,842
     Tier 2 Capital                                  15,175             14,846
     --------------------------------------------------------------------------
     Total risk-based capital                 $     177,084   $        171,688
     --------------------------------------------------------------------------
     Net risk-weighted assets                 $   1,397,124   $      1,362,728
     Average assets for regulatory purposes   $   1,643,444   $      1,562,779
     --------------------------------------------------------------------------
     Tier 1 capital to average assets                  9.85%             10.04%
     Tier 1 capital to risk-weighted assets           11.59%             11.51%
     Total capital to risk-weighted assets            12.67%             12.60%
     --------------------------------------------------------------------------

The Holding Company on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At March 31, 2006 and December 31, 2005, management believes that the Holding Company met its capital adequacy requirements.

Information regarding the Company's (consolidated) regulatory capital and related ratios is summarized below:

                                               At March 31,    At December 31,
                                              --------------  -----------------
     ($in thousands)                               2006             2005
     --------------------------------------------------------------------------
     Tier 1 Capital (1)                       $     190,437   $        181,571
     Tier 2 Capital (1)                              27,933             29,788
     --------------------------------------------------------------------------
     Total risk-based capital                 $     218,370   $        211,359
     --------------------------------------------------------------------------
     Net risk-weighted assets                 $   1,511,064   $      1,466,027
     Average assets for regulatory purposes   $   1,748,729   $      1,673,832
     --------------------------------------------------------------------------
     Tier 1 capital to average assets                 10.89%             10.85%
     Tier 1 capital to risk-weighted assets           12.60%             12.39%
     Total capital to risk-weighted assets            14.45%             14.42%
     --------------------------------------------------------------------------

     (1)  There  are  $60 million of qualifying capital securities outstanding (total debentures  of $61.9 million issued to Statutory Trust I, II, III and IV by the  Holding Company less the Holding Company's investments in those trusts aggregating  $1.9  million). At March 31, 2006 and December 31, 2005, $47.6 million  and  $45.4 million of those securities, respectively, was included in  Tier  1  Capital,  and  the  remaining  portion  was included in Tier 2
          Capital.

The Federal Reserve on March 1, 2005 issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies (BHC), but with stricter quantitative limits and clearer qualitative standards. The new rule provides a transition period for BHCs to meet the new, stricter limitations within regulatory capital by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009. For a further discussion of these changes, see page 49 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. As of March 31, 2006 and December 31, 2005, assuming the Company no longer included its trust preferred securities in Tier 1 Capital, the Company would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action.

Intervest Securities Corporation is subject to the Securities and Exchange Commission's (SEC) Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At March 31, 2006 and December 31, 2005, Intervest Securities Corporation's net capital was $0.5 million.

                           SARBANES OXLEY ACT OF 2002
                           --------------------------

The requirements of Section 404 of the Sarbanes Oxley Act and SEC rules and regulations require an annual management report on the Company's internal controls over financial reporting, including, among other matters, management's assessment of the effectiveness of the Company's internal controls over financial reporting, and an attestation report by the Company's independent registered public accounting firm addressing these assessments.

Beginning with the Company's annual report for the year ending December 31, 2006, the Company will have to include in its annual report on Form 10-K filed with the SEC a report of management regarding the Company's internal controls over financial reporting in accordance with the above requirements.

In this regard, the Company is in the process of documenting and evaluating its internal controls over financial reporting in order to satisfy these requirements. The process includes the involvement of internal resources and the retention of outside consultants. This process is designed to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) verify through testing that controls are functioning as documented. To date, the Company has identified certain deficiencies in the design and operating effectiveness of its internal controls over financial reporting, and it believes that they have been corrected or are in the process of being corrected. Although this process is not completed, management is not aware of any "significant deficiencies" or "material weaknesses" in the Company's internal controls over financial reporting, as defined in applicable SEC rules and regulations.

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

The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. For a further discussion of gap analysis, including the factors that effect its computation and results, see page 50 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

The Company's one-year positive interest rate sensitivity gap decreased to $451.5 million, or 25.2% of total assets, at March 31, 2006, from $498.7 million, or 29.2% at December 31, 2005. The decrease in the positive gap primarily reflects an increase in security investments with over one-year maturities, funded by increases in money-market deposit accounts, short-term borrowings and time deposits with terms of less than one year.

For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, the one-year gap would then change. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 36.6% at March 31, 2006, compared to a positive 40.1% at December 31, 2005.

The table that follows summarizes interest-earning assets and interest-bearing liabilities as of March 31, 2006, that are scheduled to mature or reprice within the periods shown.

                                                  0-3       4-12    Over 1-4      Over 4
                                                  ---       ----    --------      ------
($in thousands)                                Months     Months       Years       Years        Total
-----------------------------------------------------------------------------------------------------
Loans (1)                                   $555,764   $410,826   $ 362,117   $  85,556   $1,414,263
Securities held to maturity (2)               69,872    114,892     143,210           -      327,974
Short-term investments                        19,133          -           -           -       19,133
FRB and FHLB stock                             2,860          -           -       3,439        6,299
-----------------------------------------------------------------------------------------------------
Total rate-sensitive assets                 $647,629   $525,718   $ 505,327   $  88,995   $1,767,669
-----------------------------------------------------------------------------------------------------
Deposit accounts (3):
  Interest checking deposits                $  8,903   $      -   $       -   $       -   $    8,903
  Savings deposits                            15,913          -           -           -       15,913
  Money market deposits                      246,431          -           -           -      246,431
  Certificates of deposit                     80,272    337,384     590,759     143,535    1,151,950
-----------------------------------------------------------------------------------------------------
  Total deposits                             351,519    337,384     590,759     143,535    1,423,197
-----------------------------------------------------------------------------------------------------
FHLB advances                                 23,500          -           -           -       23,500
Debentures and mortgage note payable (1)       3,500      2,500      89,892      52,190      148,082
Accrued interest on all borrowed funds (1)     3,437          -       3,099         362        6,898
-----------------------------------------------------------------------------------------------------
Total borrowed funds                          30,437      2,500      92,991      52,552      178,480
-----------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities            $381,956   $339,884   $ 683,750   $ 196,087   $1,601,677
-----------------------------------------------------------------------------------------------------
GAP (repricing differences)                 $265,673   $185,834   $(178,423)  $(107,092)  $  165,992
-----------------------------------------------------------------------------------------------------
Cumulative GAP                              $265,673   $451,507   $ 273,084   $ 165,992   $  165,992
-----------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                  14.8%      25.2%       15.3%        9.3%         9.3%
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, foreign exchange, hedging activities, interest rate derivatives or interest rate swaps. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities, and the issuance of its debentures. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2005, which reflect changes in market prices and rates, can be found in note 20 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 2005.

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within its established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. For a further discussion, see the section entitled "Asset and Liability Management" under Item 2 of this report.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of its Principal Executive and Financial Officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to March 31, 2006.

PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     Not  Applicable

ITEM 1A. RISK FACTORS

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

This Item 1A requires disclosure of any material changes from risk factors previously disclosed in the Company's most recent Form 10-K. There have been no material changes to the Company's risk factors disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, where such factors are discussed on pages 22 through 26.
``
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                        INTERVEST BANCSHARES CORPORATION
                                        --------------------------------
                                        (Registrant)

Date: April 27, 2006                    By:    /s/ Jerome Dansker
                                        -------------------------
                                        Jerome Dansker, Chairman and Executive
                                        Vice President
                                        (Principal Executive Officer)


Date: April 27, 2006                    By:    /s/ Lowell S. Dansker
                                        ----------------------------
                                        Lowell S. Dansker, Vice Chairman,
                                        President and Treasurer
                                        (Principal Financial Officer)