Form 10-Q
period 2006-06-30
INTERVEST BANCSHARES CORP
filed 2006-08-07
CIK 927807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
                                                 -------------

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

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                          13-3699013
     --------------------------------           -------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:
Large accelerated filer       Accelerated filer          Nonaccelerated filer XX
                       --                      --                             --

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES      NO  XX.
     --      --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class:                             Shares Outstanding:
-------------------                              ------------------
Class A Common Stock, $1.00 par value per share  7,468,098 outstanding as of July 31, 2006
-----------------------------------------------  -----------------------------------------

Class B Common Stock, $1.00 par value per share    385,000 outstanding as of July 31, 2006
-----------------------------------------------  -----------------------------------------

                        INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                            FORM 10-Q
                                          JUNE 30, 2006
                                        TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                               Page
                                                                                            ----
     ITEM 1.     FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
            as of June 30, 2006 (Unaudited) and December 31, 2005. . . . . . . . . . . . .     3

          Condensed Consolidated Statements of Earnings (Unaudited)
            for the Quarters and Six-Months Ended June 30, 2006 and 2005 . . . . . . . . .     4

          Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
            for the Six-Months Ended June 30, 2006 and 2005. . . . . . . . . . . . . . . .     5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Six-Months Ended June 30, 2006 and 2005. . . . . . . . . . . . . . . .     6

          Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . .     7

          Review by Independent Registered Public Accounting Firm. . . . . . . . . . . . .    18

          Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . .    19

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . .    20

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . . .    34

     ITEM 4.     CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . .    34

PART II. OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34

     ITEM 1A.    RISK FACTORS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34

     ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS . . . . . . .    34

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . .    34

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . .    35

     ITEM 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35

     ITEM 6.     EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    37

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                      INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                  JUNE 30,     DECEMBER 31,
($in thousands, except par value)                                                                   2006           2005
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                           (Unaudited)       (Audited)
Cash and due from banks                                                                         $      8,802  $       11,595
Federal funds sold                                                                                     7,717          42,675
Commercial paper and other short-term investments                                                      3,021           2,446
                                                                                                ----------------------------
  Total cash and cash equivalents                                                                     19,540          56,716
Securities held to maturity, net (estimated fair value of $297,567 and $249,088, respectively)       300,779         251,508
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                                         5,813           5,241
Loans receivable (net of allowance for loan losses of $16,131 and $15,181, respectively)           1,423,305       1,352,805
Accrued interest receivable                                                                            8,869           7,706
Loan fees receivable                                                                                  11,595          10,941
Premises and equipment, net                                                                            6,272           6,421
Deferred income tax asset                                                                              7,319           6,988
Deferred debenture offering costs, net                                                                 5,110           5,610
Other assets                                                                                           3,070           2,487
============================================================================================================================
TOTAL ASSETS                                                                                    $  1,791,672  $    1,706,423
============================================================================================================================
LIABILITIES
Deposits:
  Noninterest-bearing demand deposit accounts                                                   $      7,279  $        9,188
  Interest-bearing deposit accounts:
    Checking (NOW) accounts                                                                            7,816           7,202
    Savings accounts                                                                                  13,559          17,351
    Money market accounts                                                                            231,628         223,075
    Certificate of deposit accounts                                                                1,190,673       1,118,514
                                                                                                ----------------------------
Total deposit accounts                                                                             1,450,955       1,375,330
Borrowed Funds:
    Subordinated debentures                                                                           82,390          87,390
    Subordinated debentures - capital securities                                                      61,856          61,856
    Accrued interest payable on all borrowed funds                                                     5,060           6,250
    Mortgage note payable                                                                                222             229
                                                                                                ----------------------------
Total borrowed funds                                                                                 149,528         155,725
Accrued interest payable on deposits                                                                   3,646           3,232
Mortgage escrow funds payable                                                                         23,444          20,302
Official checks outstanding                                                                           11,528          11,689
Other liabilities                                                                                      3,158           3,967
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                  1,642,259       1,570,245
----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                   -               -
Class A common stock ($1.00 par value, 12,000,000 shares authorized,
  7,463,905 and 7,438,058 shares issued and outstanding, respectively)                                 7,464           7,438
Class B common stock ($1.00 par value, 700,000 shares authorized,
  385,000 shares issued and outstanding)                                                                 385             385
Additional paid-in-capital, common                                                                    65,690          65,309
Retained earnings                                                                                     75,874          63,046
----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                           149,413         136,178
============================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $  1,791,672  $    1,706,423
============================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                  INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                     (Unaudited)

                                                                         QUARTER ENDED           SIX-MONTHS ENDED
                                                                           JUNE 30,                  JUNE 30,
                                                                   ------------------------  ------------------------
($ in thousands, except per share data)                                2006         2005         2006         2005
-------------------------------------------------------------------------------------------  ------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                   $    28,203  $    20,800  $    55,134  $    39,611
Securities                                                               3,222        1,723        5,969        3,286
Other interest-earning assets                                              312          173          700          367
-------------------------------------------------------------------------------------------  ------------------------
TOTAL INTEREST AND DIVIDEND INCOME                                      31,737       22,696       61,803       43,264
-------------------------------------------------------------------------------------------  ------------------------


INTEREST EXPENSE
Deposits                                                                15,516       10,375       30,075       19,414
Subordinated debentures                                                  1,817        2,003        3,725        4,063
Subordinated debentures - capital securities                             1,090        1,089        2,180        2,179
Other borrowed funds                                                       224           33          247          127
-------------------------------------------------------------------------------------------  ------------------------
TOTAL INTEREST EXPENSE                                                  18,647       13,500       36,227       25,783
-------------------------------------------------------------------------------------------  ------------------------


NET INTEREST AND DIVIDEND INCOME                                        13,090        9,196       25,576       17,481
Provision for loan losses                                                  589          452          950        1,485
-------------------------------------------------------------------------------------------  ------------------------
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES        12,501        8,744       24,626       15,996
-------------------------------------------------------------------------------------------  ------------------------


NONINTEREST INCOME
Customer service fees                                                      100           79          259          155
Income from mortgage lending activities                                    540          301          789          450
Income from the early repayment of mortgage loans                          972        1,568        2,646        2,222
Commissions and fees                                                         -           59            -           59
Gain from early call of investment securities                                -            2            -            1
-------------------------------------------------------------------------------------------  ------------------------
TOTAL NONINTEREST INCOME                                                 1,612        2,009        3,694        2,887
-------------------------------------------------------------------------------------------  ------------------------


NONINTEREST EXPENSES
Salaries and employee benefits                                           1,304        1,382        2,763        2,667
Occupancy and equipment, net                                               425          357          828          714
Data processing                                                            180          146          358          282
Professional fees and services                                             310          267          535          406
Stationery, printing and supplies                                           60           55          113          109
Postage and delivery                                                        33           32           74           65
FDIC and general insurance                                                  94           77          182          156
Director and committee fees                                                100          131          222          253
Advertising and promotion                                                   79           50          151           97
All other                                                                  147          252          302          374
-------------------------------------------------------------------------------------------  ------------------------
TOTAL NONINTEREST EXPENSES                                               2,732        2,749        5,528        5,123
-------------------------------------------------------------------------------------------  ------------------------
Earnings before income taxes                                            11,381        8,004       22,792       13,760
Provision for income taxes                                               4,973        3,481        9,964        5,989
===========================================================================================  ========================
NET EARNINGS                                                       $     6,408  $     4,523  $    12,828  $     7,771
===========================================================================================  ========================


BASIC EARNINGS PER SHARE                                           $      0.82  $      0.72  $      1.64  $      1.24
DILUTED EARNINGS PER SHARE                                         $      0.77  $      0.67  $      1.54  $      1.15
CASH DIVIDENDS PER SHARE                                           $         -  $         -  $         -  $         -
-------------------------------------------------------------------------------------------  ------------------------

See accompanying notes to condensed consolidated financial statements.

                       INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          (Unaudited)

                                                                  SIX-MONTHS ENDED
                                                                       JUNE 30,
                                                       ---------------------------------------
                                                               2006                2005
                                                       -------------------  ------------------
($ thousands)                                           SHARES     AMOUNT    SHARES    AMOUNT
--------------------------------------------------------------------------  ------------------

CLASS A COMMON STOCK
Balance at beginning of period                         7,438,058  $  7,438  5,886,433  $ 5,886
Issuance of shares upon the conversion of debentures      25,847        26      8,068        8
--------------------------------------------------------------------------  ------------------
Balance at end of period                               7,463,905     7,464  5,894,501    5,894
--------------------------------------------------------------------------  ------------------


CLASS B COMMON STOCK
--------------------------------------------------------------------------  ------------------
Balance at beginning and end of period                   385,000       385    385,000      385
--------------------------------------------------------------------------  ------------------


ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                      65,309              38,961
Issuance of shares upon the conversion of debentures                   381                 102
--------------------------------------------------------------------------  ------------------
Balance at end of period                                            65,690              39,063
--------------------------------------------------------------------------  ------------------


RETAINED EARNINGS
Balance at beginning of period                                      63,046              44,862
Net earnings for the period                                         12,828               7,771
--------------------------------------------------------------------------  ------------------
Balance at end of period                                            75,874              52,633
--------------------------------------------------------------------------  ------------------

==========================================================================  ==================
TOTAL STOCKHOLDERS' EQUITY AT END OF PERIOD            7,848,905  $149,413  6,279,501  $97,975
==========================================================================  ==================

See accompanying notes to condensed consolidated financial statements.

                                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                          SIX-MONTHS ENDED
                                                                                               JUNE 30,
                                                                                      --------------------------
($ in thousands)                                                                          2006          2005
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                          $    12,828   $     7,771
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                                 275           257
Provision for loan losses                                                                     950         1,485
Deferred income tax benefit                                                                  (331)         (705)
Amortization of deferred debenture offering costs                                             563           586
Amortization of premiums (accretion) of discounts and deferred loan fees, net              (5,537)       (3,227)
Net decrease in accrued interest payable on debentures                                     (1,027)       (3,172)
Net decrease in official checks outstanding                                                  (161)       (2,368)
Net increase in loan fees receivable                                                         (654)       (1,193)
Net change in all other assets and liabilities                                              2,635         5,297
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   9,541         4,731
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Maturities and calls of securities held to maturity                                        61,785        42,195
Purchases of securities held to maturity                                                 (110,859)      (25,523)
Net increase in loans receivable                                                          (70,886)     (159,333)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock, net                      (572)         (891)
Purchases of premises and equipment, net                                                     (126)         (189)
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (120,658)     (143,741)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in deposits                                                                   75,625       223,634
Net increase in mortgage escrow funds payable                                               3,142         3,293
Net decrease in FHLB advances                                                                   -       (36,000)
Principal repayments of debentures and mortgage note payable                               (4,757)      (14,356)
Gross proceeds from debenture issuance costs                                                    -        14,000
Debenture issuance costs                                                                      (69)         (963)
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  73,941       189,608
----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                      (37,176)       50,598
Cash and cash equivalents at beginning of period                                           56,716        24,599
================================================================================================================
Cash and cash equivalents at end of period                                            $    19,540   $    75,197
================================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                                            $    36,277   $    27,699
  Income taxes                                                                             12,181         6,095
Noncash activities:
  Conversion of debentures and accrued interest into Class A common stock                     407           110
----------------------------------------------------------------------------------------------------------------

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

Intervest Securities Corporation is a broker/dealer and a member of the National Association of Securities Dealers (NASD) whose business activities to date have not been material. Its only revenues have been derived from participating as a selected dealer from time to time in offerings of debt securities of Intervest Mortgage Corporation and the Holding Company.

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

NOTE 3 - SECURITIES

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

                                         Gross        Gross   Estimated             Wtd-Avg
                        Amortized   Unrealized   Unrealized        Fair  Wtd-Avg  Remaining
($ in thousands)             Cost        Gains       Losses       Value    Yield   Maturity
-------------------------------------------------------------------------------------------
At June 30, 2006       $  300,779  $         -  $     3,212  $  297,567    4.12%  1.3 Years
At December 31, 2005   $  251,508  $        14  $     2,434  $  249,088    3.26%  1.1 Years
-------------------------------------------------------------------------------------------

All the securities at June 30, 2006 and December 31, 2005 were debt obligations of U.S. government corporations or sponsored agencies (such as FHLB, FNMA, FHLMC or FFCB) and were held by the Bank. The securities have fixed rates or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty.

At June 30, 2006, the portfolio consisted of 185 securities nearly all of which had an unrealized loss. A large portion of the unrealized losses were for a continuous period of more than 12 months. Management believes that the cause of these unrealized losses is directly related to changes in market interest rates, which have steadily increased since June 2004. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, their fair value will increase.

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

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity is as follows:

     ($ in thousands)                        Amortized Cost   Estimated Fair Value   Average Yield
     ----------------------------------------------------------------------------------------------
     At June 30, 2006:
     Due in one year or less                 $       117,839  $             116,758           3.39%
     Due after one year through five years           182,940                180,809           4.59%
     ----------------------------------------------------------------------------------------------
                                             $       300,779  $             297,567           4.12%
     ----------------------------------------------------------------------------------------------

     At December 31, 2005:
     Due in one year or less                 $       124,413  $             123,345           2.71%
     Due after one year through five years           127,095                125,743           3.79%
     ----------------------------------------------------------------------------------------------
                                             $       251,508  $             249,088           3.26%
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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                  At June 30, 2006        At December 31, 2005
                                              ------------------------  ------------------------
     ($ in thousands)                         # of Loans     Amount     # of Loans     Amount
     -------------------------------------------------------------------------------------------
     Commercial real estate loans                    275  $   795,945          264  $   735,650
     Residential multifamily loans                   235      572,897          234      538,760
     Land development and other land loans            30       81,837           31      105,251
     Residential 1-4 family loans                      2           53            3          100
       Commercial business loans                      21          943           22        1,089
     Consumer loans                                   16          255           10          194
     -------------------------------------------------------------------------------------------
     Loans receivable                                579    1,451,930          564    1,381,044
     -------------------------------------------------------------------------------------------
     Deferred loan fees                                       (12,494)                  (13,058)
     -------------------------------------------------------------------------------------------
     Loans receivable, net of deferred fees                 1,439,436                 1,367,986
     -------------------------------------------------------------------------------------------
     Allowance for loan losses                                (16,131)                  (15,181)
     -------------------------------------------------------------------------------------------
     Loans receivable, net                                $ 1,423,305               $ 1,352,805
     -------------------------------------------------------------------------------------------

At June 30, 2006, there were five real estate loans totaling $3.1 million on nonaccrual status, compared to two real estate loans totaling $0.7 million at December 31, 2005. Nonaccrual loans are considered impaired under the criteria of SFAS No. 114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying collateral for each loan exceeded its recorded investment in each loan. At June 30, 2006 and December 31, 2005, there were no other impaired loans. At June 30, 2006 and December 31, 2005, there were $1.3 million and $2.6 million, respectively, of loans ninety days past due and still accruing interest because they were deemed by management to be well secured and in the process of collection.

Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $66,000 for the quarter ended June 30, 2006 and $117,000 for the six-months ended June 30, 2006, compared to none and $36,000, respectively, for the same periods of 2005. The average principal balance of nonaccrual loans for the quarter and six-months ended June 30, 2006 and 2005 was $2.4 million and $2.7 million for the 2006 periods, and $0.8 million and $2.7 million for the 2005 periods, respectively.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Activity  in  the  allowance  for  loan  losses  is  summarized  as  follows:

                                     Quarter Ended June 30,       Six-Months Ended June 30,
                                  ----------------------------  ----------------------------
($ in thousands)                      2006           2005           2006           2005
--------------------------------------------------------------------------------------------
Balance at beginning of period    $      15,542  $      12,139  $      15,181  $      11,106
Provision charged to operations             589            452            950          1,485
--------------------------------------------------------------------------------------------
Balance at end of period          $      16,131  $      12,591  $      16,131  $      12,591
--------------------------------------------------------------------------------------------

NOTE 6 - DEPOSITS

Scheduled  maturities  of  certificates  of  deposit  accounts  are  as follows:

                                    At June 30, 2006         At December 31, 2005
                                -------------------------  -------------------------
                                   Amount       Wtd-Avg                    Wtd-Avg
     ($ in thousands)                         Stated Rate     Amount     Stated Rate
     -------------------------------------------------------------------------------
     Within one year            $   517,657         4.43%  $   381,968         3.77%
     Over one to two years          224,135         4.33       259,698         4.30
     Over two to three years        152,673         4.27       126,546         4.13
     Over three to four years       202,333         4.61       160,344         4.43
     Over four years                 93,875         4.82       189,958         4.69
     -------------------------------------------------------------------------------
                                $ 1,190,673         4.45%  $ 1,118,514         4.18%
     -------------------------------------------------------------------------------

Certificate of deposit accounts of $100,000 or more totaled $412.9 million and $371.8 million at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, certificate of deposit accounts of $100,000 or more by remaining maturity were as follows: $190.7 million due within one year; $75.5 million due over one to two years; $45.7 million due over two to three years; $69.1 million due over three to four years; and $31.9 million due over four years.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  7  -  SUBORDINATED  DEBENTURES  AND  MORTGAGE  NOTE  PAYABLE
Subordinated debentures by series and mortgage note payable are summarized as follows:

                                                                               At June 30,   At December 31,
($ in thousands)                                                                    2006            2005
-------------------------------------------------------------------------------------------------------------
INTERVEST MORTGAGE CORPORATION:
Series 06/28/99 - interest at 9% fixed           - due July 1, 2006            $          -  $          2,000
Series 09/18/00 - interest at 9% fixed           - due January 1, 2008                1,250             1,250
Series 08/01/01 - interest at 8% fixed           - due April 1, 2007                  2,750             2,750
Series 08/01/01 - interest at 8 1/2% fixed       - due April 1, 2009                  2,750             2,750
Series 01/17/02 - interest at 7 1/2% fixed       - due October 1, 2007                2,250             2,250
Series 01/17/02 - interest at 7 3/4% fixed       - due October 1, 2009                2,250             2,250
Series 08/05/02 - interest at 7 1/2% fixed       - due January 1, 2008                3,000             3,000
Series 08/05/02 - interest at 7 3/4% fixed       - due January 1, 2010                3,000             3,000
Series 01/21/03 - interest at 6 3/4% fixed       - due July 1, 2006                       -             1,500
Series 01/21/03 - interest at 7 % fixed          - due July 1, 2008                   3,000             3,000
Series 01/21/03 - interest at 7 1/4% fixed       - due July 1, 2010                   3,000             3,000
Series 07/25/03 - interest at 6 1/2% fixed       - due October 1, 2006                2,500             2,500
Series 07/25/03 - interest at 6 3/4% fixed       - due October 1, 2008                3,000             3,000
Series 07/25/03 - interest at 7 % fixed          - due October 1, 2010                3,000             3,000
Series 11/28/03 - interest at 6 1/4% fixed       - due April 1, 2007                  2,000             2,000
Series 11/28/03 - interest at 6 1/2% fixed       - due April 1, 2009                  3,500             3,500
Series 11/28/03 - interest at 6 3/4% fixed       - due April 1, 2011                  4,500             4,500
Series 06/07/04 - interest at 6 1/4% fixed       - due January 1, 2008                2,500             2,500
Series 06/07/04 - interest at 6 1/2% fixed       - due January 1, 2010                4,000             4,000
Series 06/07/04 - interest at 6 3/4% fixed       - due January 1, 2012                5,000             5,000
Series 03/21/05 - interest at 6 1/4% fixed       - due April 1, 2009                  3,000             3,000
Series 03/21/05 - interest at 6 1/2% fixed       - due April 1, 2011                  4,500             4,500
Series 03/21/05 - interest at 7% fixed           - due April 1, 2013                  6,500             6,500
Series 08/12/05 - interest at 6 1/4% fixed       - due October 1, 2009                2,000             2,000
Series 08/12/05 - interest at 6 1/2% fixed       - due October 1, 2011                4,000             4,000
Series 08/12/05 - interest at 7% fixed           - due October 1, 2013                6,000             6,000
                                                                               ------------------------------
                                                                                     79,250            82,750
INTERVEST BANCSHARES CORPORATION:
Series 05/14/98 - interest at 8% fixed           - due July 1, 2008                   1,890             2,140
Series 12/15/00 - interest at 8 1/2% fixed       - due April 1, 2006                      -             1,250
Series 12/15/00 - interest at 9% fixed           - due April 1, 2008                  1,250             1,250
                                                                               ------------------------------
                                                                                      3,140             4,640
INTERVEST NATIONAL BANK:
Mortgage note payable(1) - interest at 7% fixed  - due February 1, 2017                 222               229
-------------------------------------------------------------------------------------------------------------
                                                                               $     82,612  $         87,619
-------------------------------------------------------------------------------------------------------------
(1) The note cannot be prepaid except during the last year of its term.


Scheduled  contractual  maturities  as  of  June  30,  2006  were  as  follows:

     ($ in thousands)                                   Principal   Accrued Interest
     --------------------------------------------------------------------------------

     For the period July 1, 2006 to December 31, 2006   $    2,507  $           1,228
     For the year ended December 31, 2007                    7,015                227
     For the year ended December 31, 2008                   15,906              2,348
     For the year ended December 31, 2009                   13,517                361
     For the year ended December 31, 2010                   13,019                298
     Thereafter                                             30,648                444
     --------------------------------------------------------------------------------
                                                        $   82,612  $           4,906
     --------------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  7  -  SUBORDINATED  DEBENTURES  AND  MORTGAGE  NOTE  PAYABLE,  CONTINUED

Intervest Bancshares Corporation repaid the following debentures in the first half of 2006:

- Series 12/15/00 due 4/1/06 were repaid early on 3/1/06 for $1.25 million of principal and $18,000 of accrued interest;

Intervest Mortgage Corporation repaid the following debentures in the first half of 2006:

- Series 6/28/99 due 7/1/06 were repaid early on 5/1/06 for $2.0 million of principal and $1.6 million of accrued interest;

- Series 1/21/03 due 7/1/06 were repaid early on 5/1/06 for $1.5 million of principal and $8,000 of accrued interest;

Interest is paid quarterly on Intervest Mortgage Corporation's debentures except for the following: all of Series 9/18/00; $0.6 million of Series 8/01/01; $0.2 million of Series 1/17/02; $1.1 million of Series 8/05/02; $1.8 million of Series 11/28/03; $1.9 million of Series 6/7/04; $1.9 million of Series 3/21/05; $1.8 million of Series 8/12/05 and $2.3 million of Series 6/12/06, all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

The holders of Intervest Mortgage Corporation's Series 9/18/00 and 1/17/02 through 8/12/05 debentures can require Intervest Mortgage Corporation, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning October 1, 2006 for Series 7/25/03, January 1, 2007 for Series 11/28/03, January 1, 2008 for Series 6/7/04, April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05). However, in no calendar year can the required purchases be more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

Intervest Mortgage Corporation's debentures may be redeemed at its option at any time, in whole or in part, for face value, except for Series 3/21/05, Series 8/12/05 and Series 6/12/06, which would be at a premium of 1% if they were redeemed prior to October 1, 2006, April 1, 2007 and January 1, 2008, respectively. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

In July 2006, Intervest Mortgage Corporation completed a public offering of $16 million in aggregate principal amount of Series 6/12/06 debentures, maturing at various times through July 1, 2014 and at fixed rates of interest ranging from 6.50% to 7.00%. Net proceeds after offering costs amounted to approximately $14.7 million.

The Holding Company's Series 5/14/98 subordinated debentures are convertible along with accrued interest at the option of the holders at any time prior to April 1, 2008 into shares of its Class A common stock at the following conversion prices per share: $16.00 in 2006; $18.00 in 2007 and $20.00 from January 1, 2008 through April 1, 2008. The Holding Company has the right to establish conversion prices that are less than those set forth above for such periods as it may determine. In the first half of 2006, $413,000 of debentures ($250,000 of principal and $163,000 of accrued interest) were converted into shares of Class A common stock at $16.00 per share.

At June 30, 2006, interest accrued and compounded quarterly on $1.4 million of the Holding Company's convertible debentures at the rate of 8% per annum, while $0.5 million of the convertible debentures pay interest quarterly at the rate of 8% per annum. All accrued interest of $1.3 million is due and payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year, elect to be paid all accrued interest and to thereafter receive regular quarterly payments of interest. The Holding Company may redeem any of its debentures, in whole or in part, at any time for face value.

NOTE 8 - SUBORDINATED DEBENTURES - CAPITAL SECURITIES

Capital Securities (commonly referred to as trust preferred securities) are summarized as follows:

                                                                 At June 30, 2006        At December 31, 2005
                                                             ------------------------  ------------------------
                                                                            Accrued                   Accrued
($ in thousands)                                               Principal    Interest     Principal    Interest
---------------------------------------------------------------------------------------------------------------
Capital Securities   I -  debentures due December 18, 2031   $    15,464  $        59  $    15,464  $        59
Capital Securities  II - debentures due September 17, 2033        15,464           35       15,464           35
Capital Securities III - debentures due March 17, 2034            15,464           31       15,464           31
Capital Securities  IV - debentures due September 20, 2034        15,464           29       15,464           29
---------------------------------------------------------------------------------------------------------------
                                                             $    61,856  $       154  $    61,856  $       154
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

NOTE 9 - SHORT-TERM BORROWINGS AND LINES OF CREDIT

From time to time, the Bank may borrow funds on an overnight or short-term basis to manage its liquidity needs. At June 30, 2006, the Bank had agreements with correspondent banks whereby it could borrow up to $16 million on an unsecured basis.

In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), the Bank can also borrow from these institutions on a secured basis. At June 30, 2006, the Bank had available collateral consisting of investment securities to support total borrowings of $292 million from the FHLB and FRB. At June 30, 2006, there were no borrowings outstanding from any of the sources noted above.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  9  -  SHORT-TERM  BORROWINGS  AND  LINES  OF  CREDIT,  CONTINUED

The following is a summary of certain information regarding short-term borrowings in the aggregate:

                                                         Quarter Ended June 30,         Six-Months Ended June 30,
                                                     --------------------------------------------------------------
($ in thousands)                                          2006            2005            2006            2005
-------------------------------------------------------------------------------------------------------------------
Balance at period end                                $           -   $           -   $           -   $           -
Maximum amount outstanding at any month end          $      42,000   $       6,000   $      42,000   $      17,000
Average outstanding balance for the period           $      17,382   $       3,824   $       9,496   $       8,840
Weighted-average interest rate paid for the period            5.08%           3.04%           5.08%           2.71%
Weighted-average interest rate at period end                     -%              -%              -%              -%
-------------------------------------------------------------------------------------------------------------------

NOTE 10 - COMMON STOCK WARRANTS

At June 30, 2006, there were 696,465 common stock warrants outstanding that entitle its holder, the Chairman of the Board of the Company, to purchase one share of the Holding Company's Class A or Class B common stock as the case may be for each warrant. All warrants are vested and currently exercisable.

Data  concerning  common  stock  warrants  is  as  follows:

                                                           Exercise Price Per Warrant          Wtd-Avg
Class A Common Stock Warrants:                                                  $6.67   Exercise Price
------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2005 and June 30, 2006                            501,465  $          6.67
Remaining contractual life in years at June 30, 2006 (1)                          0.6
------------------------------------------------------------------------------------------------------

                                                                Exercise Price Per Warrant
                                                          --------------------------------     Total          Wtd-Avg
Class B Common Stock Warrants:                                      $6.67           $10.00  Warrants   Exercise Price
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2005 and June 30, 2006                145,000           50,000   195,000  $          7.52
Remaining contractual life in years at June 30, 2006 (1)              1.6              1.6       1.6
---------------------------------------------------------------------------------------------------------------------

(1)     At  June  30,  2006, the intrinsic value and weighted-average remaining contractual life for all warrants was
        $23.4  million  and  0.9  years,  respectively.

Effective January 1, 2006, the Company adopted SFAS No. 123-R, "Share-Based Payment" which replaces SFAS 123 and supersedes APB No. 25. SFAS 123-R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, but expresses no preference for a type of valuation model. There were no grants of warrants or options in the first six-months of 2006 and no compensation expense recorded in any of the reporting periods in connection with the Company's outstanding warrants.

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED
--------------------------------------------------------------------------------

NOTE 11 - EARNINGS PER SHARE (EPS), CONTINUED

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                              Quarter Ended           Six-Months Ended
                                                                                 June 30,                  June 30,
                                                                         --------------------------------------------------
($ in thousands, except share and per share amounts)                        2006         2005         2006         2005
---------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
  Net earnings applicable to common stockholders                         $     6,408  $     4,523  $    12,828  $     7,771
  Average number of common shares outstanding                              7,842,288    6,275,954    7,834,063    6,274,904
---------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                                 $      0.82  $      0.72  $      1.64  $      1.24
---------------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Net earnings applicable to common stockholders                         $     6,408  $     4,523  $    12,828  $     7,771
  Adjustment to net earnings from assumed conversion of debentures (1)            37           55           77          110
                                                                         --------------------------------------------------
  Adjusted net earnings for diluted earnings per share computation       $     6,445  $     4,578  $    12,905  $     7,881
                                                                         --------------------------------------------------
Average number of common shares outstanding:
  Common shares outstanding                                                7,842,288    6,275,954    7,834,063    6,274,904
  Potential dilutive shares resulting from exercise of warrants (2)          327,963      249,763      319,658      252,509
  Potential dilutive shares resulting from conversion of debentures (3)      202,716      344,575      207,696      343,390
                                                                         --------------------------------------------------
Total average number of common shares outstanding used for dilution        8,372,967    6,870,292    8,361,417    6,870,803
---------------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share                                               $      0.77  $      0.67  $      1.54  $      1.15
---------------------------------------------------------------------------------------------------------------------------
(1)  Represents  interest  expense  on  dilutive  convertible debentures, net of taxes,  that  would  not  occur  if  they  were  assumed  converted.
(2)  All  outstanding  warrants  were  considered  for  the  EPS  computations.
(3)  Convertible debentures (principal and accrued interest) outstanding at June
     30,  2006  and  2005  totaling $3.2 million and $4.8 million, respectively, were  convertible  into common stock at a price of $16.00 per share in 2006 and  $14.00  per  share  in  2005  and resulted in additional common shares
     (based  on  average  balances  outstanding).

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

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

                                      At June 30,   At December 31,
          ($ in thousands)                2006            2005
          ----------------------------------------------------------
          Unfunded loan commitments   $    131,562  $        101,597
          Available lines of credit            906               737
          Standby letters of credit            100               100
          ----------------------------------------------------------
                                      $    132,568  $        102,434
          ----------------------------------------------------------

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

The Federal Reserve on March 1, 2005 issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies (BHC), but with stricter quantitative limits and clearer qualitative standards. The new rule provides a transition period for BHCs to meet the new, stricter limitations within regulatory capital by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009. Until March 31, 2009, BHCs generally must comply with the current Tier 1 capital limits. As of June 30, 2006 and December 31, 2005, assuming the Company no longer included its trust preferred securities in Tier 1 Capital, the Company would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action.

Management believes, as of June 30, 2006 and December 31, 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2006, the most recent notification from the Bank's regulators categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management is not aware of any current conditions or events outstanding that would change the designation from well capitalized.

At June 30, 2006, the actual capital of the Bank on a percentage basis was as follows:

                                                              Actual     Minimum     To Be Considered
                                                              Ratios   Requirement   Well Capitalized
                                                              -------  ------------  -----------------
     Total capital to risk-weighted assets                     12.76%         8.00%             10.00%
     Tier 1 capital to risk-weighted assets                    11.66%         4.00%              6.00%
     Tier 1 capital to total average assets - leverage ratio    9.91%         4.00%              5.00%

At June 30, 2006, the actual capital of the Company (consolidated) on a percentage basis was as follows:

                                                              Actual     Minimum     To Be Considered
                                                              Ratios   Requirement   Well Capitalized
                                                              -------  ------------  ----------------
     Total capital to risk-weighted assets                     14.62%         8.00%                NA
     Tier 1 capital to risk-weighted assets                    12.91%         4.00%                NA
     Tier 1 capital to total average assets - leverage ratio   11.07%         4.00%                NA

Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At June 30, 2006, Intervest Securities Corporation's net capital was $0.5 million.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 14 - CONTINGENCIES

After the mailing of the Company's 2006 proxy statement for its 2006 annual meeting of shareholders, a lawsuit was filed in the Court of Chancery of the State of Delaware, individually and as a class action on behalf of Class A stockholders. The action challenged the proposed amendment and extension of warrants held by the Company's Chairman, which was one of the items on the agenda for the annual meeting.

Although the Company denies any wrongdoing or liability, it determined that it is in the best interests of the Company and its stockholders to reach a prompt and amicable settlement with respect to the action. In that regard, on May 15, 2006, the Company entered into a Memorandum of Understanding with the plaintiff in the matter. The Memorandum provides, among other things, that: (i) if the amendments are approved by the stockholders, the authority conferred on the directors will not provide for an extension of the terms of the warrants for more than 2 years; (ii) in determining incentive compensation of the Chairman, the Company's Compensation Committee will take into consideration any extension of the term of the warrants, the value of the extension and any related expense to the Company; and (iii) the Company agreed to send its shareholders a supplement to its proxy statement. The proposed amendments were approved by the Company's shareholders at the Annual Meeting of the Company held on May 25, 2006. The parties have agreed to move forward with a Stipulation of Settlement and dismissal of the action upon the terms of the Memorandum, although any such settlement is subject to the approval by the Court of Chancery. The proposed settlement will not have a material effect on the Company's business, results of operations, financial position or liquidity.

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

NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS

SHARE-BASED COMPENSATION. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB No. 25. SFAS 123-R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, but expresses no preference for a type of valuation model. SFAS 123-R is effective for interim and annual reporting periods beginning on January 1, 2006. SFAS 123-R does not impact any of the Company's outstanding warrants at June 30, 2006, all of which are vested and were issued prior to this new standard. The Company has not issued any new stock warrants and/or options to employees or directors in the first six-months of 2006. The Company will be required to recognize expense on new stock warrants/options granted, or modified, which may have a material impact on the Company's statement of earnings.

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

NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     Hacker, Johnson & Smith, P.A., P.C., the Company's independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2006 and for the three- and six-month periods ended June 30, 2006, and 2005 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

     The  report  of  Hacker,  Johnson & Smith, P.A., P.C. furnished pursuant to
Article  10  of  Regulation  S-X  is  included  herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board  of  Directors  and  Stockholders
Intervest  Bancshares  Corporation
New  York,  New  York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of June 30, 2006 and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2006 and 2005, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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


/s/ Hacker, Johnson & Smith, P.A., P.C.
---------------------------------------
HACKER, JOHNSON & SMITH, P.A.,P.C.
Tampa, Florida
July 21, 2006

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

    COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005
    ------------------------------------------------------------------------

OVERVIEW
--------

Total assets at June 30, 2006 increased to $1.79 billion, from $1.71 billon at December 31, 2005. Total liabilities at June 30, 2006 increased to $1.64 billion, from $1.57 billion at December 31, 2005, and stockholders' equity increased to $149.4 million at June 30, 2006, from $136.2 million at December 31, 2005. Book value per common share increased to $19.04 at June 30, 2006, from $17.41 at December 31, 2005.

Selected  balance  sheet  information  as  of  June  30,  2006  follows:

                                                 Intervest    Intervest    Intervest      Inter-
                                                 National     Mortgage    Securities     Company
($ in thousands)               Holding Company      Bank         Corp.        Corp.     Amounts (1)    Consolidated
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents    $          6,397   $   14,672   $   13,819   $       506  $   (15,854)  $      19,540
Security investments                        -      306,592            -             -            -         306,592
Loans receivable, net of
  deferred fees                         9,196    1,336,283       93,957             -            -       1,439,436
Allowance for loan losses                 (85)     (15,740)        (306)            -            -         (16,131)
Investment in consolidated
  subsidiaries                        195,758            -            -             -     (195,758)              -
All other assets                        4,734       31,764        5,591             6          140          42,235
-------------------------------------------------------------------------------------------------------------------
Total assets                 $        216,000   $1,673,571   $  113,061   $       512  $  (211,472)  $   1,791,672
-------------------------------------------------------------------------------------------------------------------
Deposits                     $              -   $1,466,833   $        -   $         -  $   (15,878)      1,450,955
Borrowed funds and related
  interest payable                     66,469          222       82,837             -            -         149,528
All other liabilities                     118       39,831        1,655             8          164          41,776
-------------------------------------------------------------------------------------------------------------------
Total liabilities                      66,587    1,506,886       84,492             8      (15,714)      1,642,259
-------------------------------------------------------------------------------------------------------------------
Stockholders' equity                  149,413      166,685       28,569           504     (195,758)        149,413
-------------------------------------------------------------------------------------------------------------------
Total liabilities and
stockholders' equity         $        216,000   $1,673,571   $  113,061   $       512  $  (211,472)  $   1,791,672
-------------------------------------------------------------------------------------------------------------------

(1) All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments in subsidiaries.

A  comparison  of  selected  balance  sheet  information  follows:

                                                                       At June 30, 2006             At December 31, 2005
                                                                 ----------------------------  ----------------------------
                                                                   Carrying         % of         Carrying         % of
($ in thousands)                                                     Value      Total Assets       Value      Total Assets
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                        $      19,540           1.1%  $      56,716           3.3%
Security investments                                                   306,592          17.1         256,749          15.0
Loans receivable, net of deferred fees and loan loss allowance       1,423,305          79.4       1,352,805          79.3
All other assets                                                        42,235           2.4          40,153           2.4
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                     $   1,791,672         100.0%  $   1,706,423         100.0%
---------------------------------------------------------------------------------------------------------------------------
Deposits                                                         $   1,450,955          81.0%  $   1,375,330          80.6%
Borrowed funds and related interest payable                            149,528           8.4         155,725           9.1
All other liabilities                                                   41,776           2.3          39,190           2.3
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                    1,642,259          91.7       1,570,245          92.0
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                   149,413           8.3         136,178           8.0
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $   1,791,672         100.0%  $   1,706,423         100.0%
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------

Cash and cash equivalents decreased to $19.5 million at June 30, 2006, from $56.7 million at December 31, 2005. The decrease reflected the investment of funds into loans and securities.

SECURITY INVESTMENTS
--------------------

Securities, which the Company has the intent and ability to hold to maturity, are classified as held to maturity and carried at amortized cost. Currently, only the Bank holds such security investments, which increased to $300.8 million at June 30, 2006, from $251.5 million at December 31, 2005. The increase reflected new purchases exceeding maturities and calls during the period. The Bank continues to invest in short-term (up to 5 year maturities) U.S. government agency debt obligations to emphasize liquidity and to currently target its loan-to-deposit ratio at approximately 85%. This ratio stood at 88% at June 30, 2006.

At June 30, 2006, the held-to-maturity portfolio consisted of short-term debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with a weighted-average yield of 4.12% and a weighted-average remaining maturity of 1.3 years, compared to 3.26% and 1.1 years, respectively, at December 31, 2005. The securities are fixed rate or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security before its stated maturity without penalty.

At June 30, 2006 and December 31, 2005, the held-to-maturity portfolio's estimated fair value was $297.6 million and $249.1 million, respectively. At June 30, 2006, the held-to-maturity portfolio had unrealized losses totaling $3.2 million. Management believes that the cause of these unrealized losses is directly related to changes in market interest rates, which have steadily increased since June 30, 2004. In general, as interest rates rise, the fair value of fixed-rate securities will decrease; as interest rates fall, their fair value will increase. Management views the unrealized losses noted above to be temporary based on the impact of interest rates, the very short maturities of the investments and their high credit quality. In addition, the Bank has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover. To date, the Bank has always recovered the cost of its investment securities upon maturity.

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), the Bank maintains an investment in their capital stock, which amounted to $3.4 million and $2.4 million, respectively, at June 30, 2006. The FRB stock currently pays a dividend of 6%, while the FHLB stock dividend fluctuates and most recently was 5.25%. The total investment, which amounted to $5.8 million at June 30, 2006, compared to $5.2 million at December 31, 2005, fluctuates based on the Bank's capital level for the FRB stock and the Bank's loans and borrowings for the FHLB stock.

LOANS RECEIVABLE, NET OF DEFERRED FEES AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------

Loans receivable, net of deferred fees and allowance for loan losses, increased to $1.42 billion at June 30, 2006 from $1.35 billion at December 31, 2005. The growth reflected new mortgage loan originations secured by commercial and multifamily real estate exceeding principal repayments. New loan originations totaled $146.6 million and $290.1 million in the second quarter and first half of 2006, compared to $173.1 million and $324.6 million in the second quarter and first half of 2005, respectively.

Nearly all (99.9%) of the Company's loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). At June 30, 2006, such loans consisted of 540 loans with an aggregate principal balance of $1.45 billion and an average principal size of $2.7 million. Loans with principal balances of $5.0 million or more aggregated to 74 loans or $684.9 million, with the largest loan amounting to $20.5 million.

At June 30, 2006, there were five real estate loans (one collateralized by a multifamily property, one by a commercial property, one by vacant land and two by cash proceeds) totaling $3.1 million on nonaccrual status, compared to two loans totaling $0.7 million at December 31, 2005. With respect to two of the loans totaling $0.7 million, the borrower declared bankruptcy and the Bankruptcy Trustee sold the properties collateralizing the loans. The resulting proceeds serve as collateral and are sufficient to provide for repayment of the Company's recorded investment. The Company is taking appropriate action to obtain the proceeds from the Bankruptcy Trustee. With respect to the remaining loans, foreclosure actions have been commenced for non-payment. Nonaccrual loans are considered impaired under the criteria of SFAS No. 114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties collateralizing each loan exceeded its recorded investment in each loan. At June 30, 2006 and December 31, 2005, there were no other impaired loans.

At June 30, 2006, the Bank held four real estate loans totaling approximately $8.6 million, each of which are collateralized by real estate located in New Jersey. The borrowing entities owning the properties are controlled by a principal who is currently experiencing legal and financial difficulties and for whom a court-appointed fiscal agent has been appointed to administer his assets. As of June 30, 2006, three of these loans totaling $7.8 million were on accruing status and the remaining loan of $0.8 million was on nonaccrual status. All four of these loans were originated within the Bank's underwriting guidelines. Although the Bank believes that all the loans are well collateralized, there can be no assurance that loan chargeoffs or significant expenses will not be incurred by the Bank with respect to the ultimate collection of the loans.

At June 30, 2006 and December 31, 2005, there were $1.3 million and $2.6 million, respectively, of loans ninety days past due and still accruing interest. These loans were deemed by management to be well secured and in the process of collection. The amount at June 30, 2006 represented one loan that is past its maturity date, but with the agreement of management, the borrower continues to make monthly payments of interest and principal. Based upon discussions with the borrower, it is anticipated that this loan will be repaid in full or refinanced in the near term.

At June 30, 2006, the allowance for loan losses amounted to $16.1 million, compared to $15.2 million at December 31, 2005. The allowance represented 1.12% of total loans, net of deferred fees, outstanding at June 30, 2006, compared to 1.11% at December 31, 2005. The increase in the allowance was due to provisions aggregating $1.0 million during the period resulting largely from growth in loans outstanding, which amounted to $70.9 million from December 31, 2005. For a further discussion of the criteria the Company uses to determine the adequacy of the allowance, see the section entitled "Critical Accounting Policies" included in this report.

ALL OTHER ASSETS
----------------

All other assets increased to $42.2 million at June 30, 2006, from $40.2 million at December 31, 2005, primarily due to an increase in accrued interest receivable, which fluctuates based on the amount of loans, investments and other interest-earning assets outstanding and the timing of interest payments received.

DEPOSITS
--------

Deposits increased to $1.45 billion at June 30, 2006, from $1.38 billion at December 31, 2005, reflecting increases in certificate of deposit accounts of $72.2 million and an increase in checking, savings and money market accounts totaling $3.4 million.

At June 30, 2006, certificate of deposit accounts totaled $1.19 billion, and checking, savings and money market accounts aggregated $260.3 million. The same categories of deposit accounts totaled $1.12 billion and $256.8 million, respectively, at December 31, 2005. Certificate of deposit accounts represented 82% of total deposits at June 30, 2006 and 81% at December 31, 2005. At June 30, 2006 and December 31, 2005, certificate of deposit accounts included $48.3 million and $40.5 million, respectively, of brokered deposits.

BORROWED FUNDS AND RELATED INTEREST PAYABLE
-------------------------------------------

At June 30, 2006, borrowed funds and related interest payable decreased to $149.5 million from $155.7 million at December 31, 2005. The decrease was primarily due to $4.8 million of principal repayments of debentures and a $1.2 million decrease in related interest payable due to repayments of interest partially offset by new accruals.

ALL OTHER LIABILITIES
---------------------

All other Liabilities increased to $41.8 million at June 30, 2006, from $39.2 million at December 31, 2005. The increase was primarily due to a higher level of mortgage escrow funds payable (which represent advance payments made to the Company by borrowers for property taxes and insurance that are remitted by the Company to third parties), partially offset by a decrease in income taxes payable.

STOCKHOLDERS' EQUITY
--------------------

Stockholders'  equity  increased  to $149.4 million at June 30, 2006 as follows:

     ($ in thousands)                                                     Amount    Shares    Per Share
     ---------------------------------------------------------------------------------------------------
     Stockholders' equity at December 31, 2005                           $136,178  7,823,058  $    17.41
     Net earnings for the period                                           12,828          -           -
     Convertible debentures converted at election of debenture holders        407     25,847       15.75
     ---------------------------------------------------------------------------------------------------
     Stockholders' equity at June 30, 2006                               $149,413  7,848,905  $    19.04
     ---------------------------------------------------------------------------------------------------


  COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2006 AND
  ----------------------------------------------------------------------------
                                      2005
                                      ----

OVERVIEW
--------

Consolidated net earnings for the second quarter of 2006 increased by $1.9 million, or 42%, to $6.4 million, or $0.77 per diluted share, from $4.5 million, or $0.67 per diluted share, in the second quarter of 2005. The earnings per share calculation for the 2006 period included a greater number of outstanding shares resulting primarily from a public offering of 1.4 million shares of Class A common stock in the third quarter of 2005.

The $1.9 million increase in earnings was due to a $3.9 million increase in net interest and dividend income, partially offset by a $0.4 million decrease in noninterest income, a $0.1 million increase in the provision for loan losses and $1.5 million increase in income tax expense.

The Company's efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, improved to 19% in the second quarter of 2006, from 25% in the second quarter of 2005. The Company's return on average assets and equity was 1.42% and 17.66%, respectively, in the 2006 second quarter, compared to 1.26% and 19.01%, respectively, in the 2005 second quarter.

Selected information regarding results of operations for the second quarter of 2006 follows:

                                             Intervest   Intervest    Intervest                 Inter-
                                             National     Mortgage    Securities    Holding     Company
($ in thousands)                                Bank        Corp.        Corp.       Company   Amounts(2)   Consolidated
------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                $   28,769   $    2,923  $         6   $    181   $     (142)  $      31,737
Interest expense                                15,882        1,717            -      1,190         (142)         18,647
                                            ----------------------------------------------------------------------------
Net interest and dividend income                12,887        1,206            6     (1,009)           -          13,090
Provision for loan losses                          565           24            -          -            -             589
Noninterest income                               1,339        1,646            -        114       (1,487)          1,612
Noninterest expenses                             3,289          738            8        184       (1,487)          2,732
                                            ----------------------------------------------------------------------------
Earnings before taxes                           10,372        2,090           (2)    (1,079)           -          11,381
Provision for income taxes                       4,507          966           (1)      (499)           -           4,973
------------------------------------------------------------------------------------------------------------------------
Net earnings                                $    5,865   $    1,124  $        (1)  $   (580)  $        -   $       6,408
------------------------------------------------------------------------------------------------------------------------
Intercompany dividends(1)                       (1,089)           -            -      1,089            -               -
------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $    4,776   $    1,124  $        (1)  $    509   $        -   $       6,408
------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends
  for the same period of 2005               $    3,316   $      714  $        13   $    480   $        -   $       4,523
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

Net interest and dividend income increased to $13.1 million in the second quarter of 2006, from $9.2 million in the second quarter of 2005. The improvement was attributable to a $359 million increase in average interest-earning assets resulting from continued growth in loans of $295 million and a higher level of security and short-term investments aggregating $64 million. The growth in average assets was funded largely by $298 million of additional interest-bearing deposits and a $50 million increase in stockholders' equity.

The Company's net interest margin increased to 2.94% in the second quarter of 2006, from 2.59% in the second quarter of 2005. The higher margin was due to the Company's yield on interest-earning assets increasing at a faster pace than its cost of funds and an increase in its net interest-earning assets of $56 million resulting largely from the $26.3 million of proceeds from the issuance of common stock in the third quarter of 2005 and increased retained earnings. In a rising rate environment, the yield on interest-earning assets increased 75 basis points to 7.14% in the 2006 quarter due to rate increases on existing variable-rate loans indexed to the prime rate, higher yields on new mortgage loans originated and higher yields earned on security and other short-term investments. The cost of funds increased by 50 basis points to 4.65% in the 2006 quarter primarily due to higher rates paid on deposit accounts.

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

                                                   ------------------------------------------------------------------
                                                                             Quarter Ended
                                                   ------------------------------------------------------------------
                                                             June 30, 2006                      June 30, 2005
                                                   --------------------------------  --------------------------------
                                                     Average     Interest   Yield/     Average     Interest   Yield/
($ in thousands)                                     Balance    Inc./Exp.   Rate(2)    Balance    Inc./Exp.   Rate(2)
---------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans (1)                                        $1,435,306   $   28,203    7.88%  $1,140,156   $   20,800    7.32%
  Securities                                          322,628        3,222    4.01      260,383        1,723    2.65
  Other interest-earning assets                        25,882          312    4.84       23,799          173    2.92
---------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       1,783,816   $   31,737    7.14%   1,424,338   $   22,696    6.39%
---------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             15,865                            14,900
---------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,799,681                        $1,439,238
---------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest checking deposits                       $    9,071   $       43    1.90%  $   10,968   $       42    1.54%
  Savings deposits                                     14,600          107    2.94       21,794          139    2.56
  Money market deposits                               243,698        2,484    4.09      191,078        1,308    2.75
  Certificates of deposit                           1,172,287       12,882    4.41      917,943        8,886    3.88
---------------------------------------------------------------------------------------------------------------------
Total deposit accounts                              1,439,656       15,516    4.32    1,141,783       10,375    3.64
---------------------------------------------------------------------------------------------------------------------
  FHLB advances and Fed funds purchased                17,382          220    5.08        3,824           29    3.04
  Debentures and related interest payable              88,095        1,817    8.27       95,784        2,003    8.39
  Debentures - capital securities                      61,856        1,090    7.07       61,856        1,089    7.06
  Mortgage note payable                                   225            4    7.13          238            4    7.00
---------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                  167,558        3,131    7.49      161,702        3,125    7.75
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  1,607,214   $   18,647    4.65%   1,303,485   $   13,500    4.15%
---------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            5,722                             5,734
Noninterest-bearing liabilities                        41,614                            34,865
Stockholders' equity                                  145,131                            95,154
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,799,681                        $1,439,238
---------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $   13,090    2.49%               $    9,196    2.24%
---------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $  176,602                 2.94%  $  120,853                 2.59%
---------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities                  1.11                              1.09
---------------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (2)                           1.42%                             1.26%
  Return on average equity  (2)                         17.66%                            19.01%
  Noninterest expense to average assets (2)              0.61%                             0.76%
  Efficiency ratio (3)                                     19%                               25%
  Average stockholders' equity to average assets         8.06%                             6.61%
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

                                                        For the Quarter Ended June 30, 2006 vs 2005
                                             ------------------------------------------------------------------
                                                           Increase (Decrease) Due To Change In:
                                             ------------------------------------------------------------------
($ in thousands)                                   Rate           Volume         Rate/Volume         Total
---------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans                                      $        1,596   $        5,401   $          406   $        7,403
  Securities                                            885              412              202            1,499
  Other interest-earning assets                         114               15               10              139
---------------------------------------------------------------------------------------------------------------
Total interest-earning assets                         2,595            5,828              618            9,041
---------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking deposits                             10               (7)              (2)               1
  Savings deposits                                       21              (46)              (7)             (32)
  Money market deposits                                 640              362              174            1,176
  Certificates of deposit                             1,216            2,467              313            3,996
---------------------------------------------------------------------------------------------------------------
Total deposit accounts                                1,887            2,776              478            5,141
---------------------------------------------------------------------------------------------------------------
  FHLB advances and Fed funds purchased                  20              103               68              191
  Debentures and accrued interest payable               (29)            (161)               4             (186)
  Debentures - capital securities                         2                -               (1)               1
  Mortgage note payable                                   -                -                -                -
---------------------------------------------------------------------------------------------------------------
Total borrowed funds                                     (7)             (58)              71                6
---------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                    1,880            2,718              549            5,147
---------------------------------------------------------------------------------------------------------------
Net change in interest and dividend income   $          715   $        3,110   $           69   $        3,894
---------------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses increased by $0.1 million to $0.6 million in the second quarter of 2006, from $0.5 million in the second quarter of 2005. The slight increase was due to the favorable impact of $0.3 million from the satisfaction of a $3.9 million nonaccrual loan in April 2005 that did not recur and $0.1 million of additional provision associated with various credit downgrades in the 2006 period. These increases of $0.4 million were largely offset by a $0.3 million reduction in the 2006 provision resulting from a decrease in the rate of net loan growth over the prior year period. Total loans outstanding grew by $37.7 million in the 2006 period, compared to $79.4 million in the 2005 period.

NONINTEREST INCOME
------------------

Noninterest income decreased by $0.4 million to $1.6 million in the second quarter of 2006, from $2.0 million in the second quarter of 2005. The lower income was primarily due to a $0.6 million decrease in income from the prepayment of mortgage loans (all of which was associated with the early satisfaction of a nonaccrual loan in April 2005), partially offset by a $0.2 million increase in fees earned from expired loan commitments.

NONINTEREST EXPENSES
--------------------

Noninterest expenses remained unchanged totaling $2.7 million in the second quarter of 2006 and 2005, as additional payroll costs of $0.2 million and other operating expenses of $0.2 million associated with the Company's growth in staff and total assets were largely offset by a decrease of $0.3 million in executive bonuses and a nonrecurring Nasdaq National Market entry fee of $0.1 million paid in the 2005 period. The Company had 76 employees at June 30, 2006, compared to 68 at June 30, 2005.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes increased by $1.5 million to $5.0 million in the second quarter of 2006, from $3.5 million in the second quarter of 2005 due to an increase in pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.7% in the 2006 period, compared to 43.5% in the 2005 period.

  COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2006 AND
  ------------------------------------------------------------------------------
                                      2005
                                      ----

OVERVIEW
--------

Consolidated net earnings for the first half of 2006 increased by $5.0 million, or 64%, to $12.8 million, or $1.54 per diluted share, from $7.8 million, or $1.15 per diluted share, in the first half of 2005. The earnings per share calculation for the 2006 period included a greater number of outstanding shares resulting primarily from a public offering of 1.4 million shares of Class A common stock in the third quarter of 2005.

The $5.0 million increase in earnings was due to a $8.1 million increase in net interest and dividend income, a $0.8 million increase in noninterest income and a $0.5 million decrease in the provision for loan losses, partially offset by a $4.0 million increase in income tax expense and a $0.4 million increase in noninterest expenses.

The Company's efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, improved to 19% in the first half of 2006, from 25% in the first half of 2005. The Company's return on average assets and equity also increased to 1.45% and 18.09%, respectively, in the 2006 first half, from 1.10% and 16.68% in the 2005 first half.

Selected information regarding results of operations for the first half of 2006 follows:

                                             Intervest   Intervest    Intervest                 Inter-
                                             National     Mortgage    Securities    Holding     Company
($ in thousands)                               Bank        Corp.        Corp.       Company    Amounts(2)  Consolidated
------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                $   56,225   $    5,608  $        11   $    379   $     (420)  $      61,803
Interest expense                                30,742        3,499            -      2,406         (420)         36,227
                                            ----------------------------------------------------------------------------
Net interest and dividend income                25,483        2,109           11     (2,027)           -          25,576
Provision for loan losses                          894           56            -          -            -             950
Noninterest income                               3,272        3,085            -        233       (2,896)          3,694
Noninterest expenses                             6,570        1,507           13        334       (2,896)          5,528
                                            ----------------------------------------------------------------------------
Earnings before taxes                           21,291        3,631           (2)    (2,128)           -          22,792
Provision for income taxes                       9,270        1,678           (1)      (983)           -           9,964
------------------------------------------------------------------------------------------------------------------------
Net earnings                                $   12,021   $    1,953  $        (1)  $ (1,145)  $        -   $      12,828
------------------------------------------------------------------------------------------------------------------------
Intercompany dividends(1)                       (2,178)           -            -      2,178            -               -
------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $    9,843   $    1,953  $        (1)  $  1,033   $        -   $      12,828
------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends
  for the same period of 2005               $    5,408   $    1,339  $        11   $  1,013   $        -   $       7,771
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

Net interest and dividend income increased to $25.6 million in the first half of 2006, from $17.5 million in the first half of 2005. The improvement was attributable to a $365 million increase in average interest-earning assets resulting from continued growth in loans of $308 million and a higher level of security and short-term investments aggregating $57 million. The growth in average assets was funded by $315 million of additional interest-bearing deposits and a $49 million increase in stockholders' equity.

The Company's net interest margin increased to 2.93% in the first half of 2006, from 2.53% in the first half of 2005. The higher margin was due to the same factors discussed in the comparison of the quarterly periods on page 24. The yield on interest-earning assets increased 83 basis points to 7.09% in the 2006 first half due rate increases on existing variable-rate loans indexed to the prime rate, higher yields on new mortgage loans originated and higher yields earned on security and other short-term investments. The cost of funds increased by 53 basis points to 4.60% in the 2006 first half due to higher rates paid on deposit accounts.

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

                                                   ------------------------------------------------------------------
                                                                           Six-Months Ended
                                                   ------------------------------------------------------------------
                                                              June 30, 2006                   June 30, 2005
                                                   --------------------------------  --------------------------------
                                                     Average     Interest   Yield/     Average     Interest   Yield/
($ in thousands)                                     Balance    Inc./Exp.   Rate(2)    Balance    Inc./Exp.   Rate(2)
---------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans (1)                                        $1,414,189   $   55,134    7.86%  $1,106,197   $   39,611    7.22%
  Securities                                          313,396        5,969    3.84      259,217        3,286    2.56
  Other interest-earning assets                        31,000          700    4.55       28,092          367    2.63
---------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       1,758,585   $   61,803    7.09%   1,393,506   $   43,264    6.26%
---------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             15,761                            15,026
---------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,774,346                        $1,408,532
---------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest checking deposits                       $    8,803   $       82    1.88%  $   12,198   $       94    1.55%
  Savings deposits                                     15,590          228    2.95       23,521          252    2.16
  Money market deposits                               240,553        4,777    4.00      192,718        2,367    2.48
  Certificates of deposit                           1,160,143       24,988    4.34      881,191       16,701    3.82
---------------------------------------------------------------------------------------------------------------------
Total deposit accounts                              1,425,089       30,075    4.26    1,109,628       19,414    3.53
---------------------------------------------------------------------------------------------------------------------
  FHLB advances and Fed Funds purchased                 9,496          239    5.08        8,840          119    2.71
  Debentures and related interest payable              90,179        3,725    8.33       97,481        4,063    8.41
  Debentures - capital securities                      61,856        2,180    7.11       61,856        2,179    7.10
  Mortgage note payable                                   226            8    7.14          239            8    6.98
---------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                  161,757        6,152    7.67      168,416        6,369    7.63
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  1,586,846   $   36,227    4.60%   1,278,044   $   25,783    4.07%
---------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            6,111                             5,959
Noninterest-bearing liabilities                        39,590                            31,362
Stockholders' equity                                  141,799                            93,167
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,774,346                        $1,408,532
---------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $   25,576    2.49%               $   17,481    2.19%
---------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $  171,739                 2.93%  $  115,462                 2.53%
---------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities                  1.11                              1.09
---------------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (2)                           1.45%                             1.10%
  Return on average equity  (2)                         18.09%                            16.68%
  Noninterest expense to average assets (2)              0.62%                             0.73%
  Efficiency ratio (3)                                     19%                               25%
  Average stockholders' equity to average assets         7.99%                             6.61%
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

                                                       For the Six-Months Ended June 30, 2006 vs 2005
                                             ------------------------------------------------------------------
                                                            Increase (Decrease) Due To Change In:
                                             ------------------------------------------------------------------
($ in thousands)                                  Rate            Volume         Rate/Volume         Total
---------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans                                      $        3,540   $       11,119   $          864   $       15,523
  Securities                                          1,659              693              331            2,683
  Other interest-earning assets                         270               38               25              333
---------------------------------------------------------------------------------------------------------------
Total interest-earning assets                         5,469           11,850            1,220           18,539
---------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking deposits                             20              (26)              (6)             (12)
  Savings deposits                                       93              (86)             (31)             (24)
  Money market deposits                               1,465              593              352            2,410
  Certificates of deposit                             2,291            5,328              668            8,287
---------------------------------------------------------------------------------------------------------------
Total deposit accounts                                3,869            5,809              983           10,661
---------------------------------------------------------------------------------------------------------------
  FHLB advances and Fed Funds purchased                 105                9                6              120
  Debentures and accrued interest payable               (39)            (307)               8             (338)
  Debentures - capital securities                         3                -               (2)               1
  Mortgage note payable                                   -                -                -                -
---------------------------------------------------------------------------------------------------------------
Total borrowed funds                                     69             (298)              12             (217)
---------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                    3,938            5,511              995           10,444
---------------------------------------------------------------------------------------------------------------
Net change in interest and dividend income   $        1,531   $        6,339   $          225   $        8,095
---------------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses decreased by $0.5 million to $1.0 million in the first half of 2006, from $1.5 million in the first half of 2005. The lower provision was primarily due to a decrease in the rate of net loan growth over the prior year period. Total loans outstanding grew by $70.9 million in the 2006 period, compared to $159.3 million in the 2005 period. The provision for the 2005 period was also favorably impacted by $0.3 million from the satisfaction of a $3.9 million nonaccrual loan in April 2005.

NONINTEREST INCOME
------------------

Noninterest income increased by $0.8 million to $3.7 million in the first half of 2006, from $2.9 million in the first half of 2005. The higher income was primarily due to a $0.4 million increase in income from the prepayment of mortgage loans and a $0.3 million increase in fees earned from expired loan commitments.

NONINTEREST EXPENSES
--------------------

Noninterest expenses increased by $0.4 million to $5.5 million in the first half of 2006, from $5.1 million in the first half of 2005. Noninterest expenses were higher primarily due to increases in payroll costs of $0.4 million and other operating expenses of $0.4 million associated with the Company's growth in staff and total assets, partially offset by a decrease of $0.3 million in executive bonuses and a nonrecurring Nasdaq National Market entry fee of $0.1 million paid in the 2005 period. The Company had 76 employees at June 30, 2006, compared to 68 at June 30, 2005.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes increased by $4.0 million to $10.0 million in the first half of 2006, from $6.0 million in the first half of 2005 due to an increase in pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.7% in the 2006 period, compared to 43.5% in the 2005 period.

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

The Bank's lending business is dependent on its continuing ability to generate a positive interest rate spread between the rates offered on its deposits and the yields earned on its loans. The Bank needs to pay competitive interest rates to attract and retain time deposits to fund its loan originations. The Bank has and expects to continue to rely heavily on certificates of deposit (time deposits) as its main source of funds. Total consolidated deposits amounted to $1.45 billion at June 30, 2006 and time deposits represented 82%, or $1.19 billion, of those deposits. Additionally, time deposits of $100,000 or more at June 30, 2006 totaled $412.9 million and included $48.3 million of brokered deposits. Brokered deposits are sold by an investment firm, which is paid a fee by the Bank for placing the deposit. The Bank must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Time deposits are the only deposit accounts offered by the Bank that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. At June 30, 2006, the Bank had $517.7 million of time deposits maturing by June 30, 2007. The Bank expects that a substantial portion of these deposits will be renewed and stay with the Bank. The Bank has in the past and may continue in the future to rely on capital contributions from the Holding Company to increase its capital to support its asset growth. The Holding Company made a total of $32.5 million of capital contributions to the Bank during 2005. No contributions of capital were made in the first half of 2006. At June 30, 2006, the Bank had excess capital to support an additional $394 million of growth and still maintain a well-capitalized designation.

The  Bank,  from  time  to  time, may borrow funds on an overnight or short-term
basis  to  manage  its  liquidity  needs.   The  Bank  has  agreements  with
correspondent banks whereby it could borrow up to $16 million on an unsecured basis at June 30, 2006. As a member of the FHLB and FRB, the Bank can also borrow from these institutions on a secured basis. In the first half of 2006, the Bank borrowed a total of $79.2 million of short-term FHLB advances and overnight borrowings from correspondent banks, all of which was repaid. At June 30, 2006 and December 31, 2005, there were no outstanding borrowings from any of the aforementioned sources. At June 30, 2006, the Bank had available collateral consisting of investment securities to support total borrowings of $292 million from the FHLB and FRB.

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

Intervest Mortgage Corporation's lending business is dependent on its continuing ability to sell its debentures with interest rates that would result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures. As detailed in note 7 to the condensed consolidated financial statements included in this report, at June 30, 2006, $79.3 million in aggregate principal amount of Intervest Mortgage Corporation's subordinated debentures were outstanding with fixed interest rates that range from 6.25% to 9.00% per annum and maturities that range from October 1, 2006 to October 1, 2013. In the first half of 2006, Intervest Mortgage Corporation repaid various debentures for a total of $5.2 million ($3.5 million of principal and $1.7 million of related accrued interest payable). At June 30, 2006, Intervest Mortgage Corporation had $8.6 million of debentures and related accrued interest payable maturing by June 30, 2007, which is expected to be repaid from cash flow generated from maturities of existing mortgage loans, ongoing operations and cash on hand. Intervest Mortgage Corporation completed a public offering of $16.0 million in aggregate principal amount of debentures in July 2006.

The Holding Company's sources of funds and capital to date have been derived from the following: interest income from a limited portfolio of mortgage loans and short-term investments; monthly dividends from the Bank to service interest expense on trust preferred securities; monthly management fees from Intervest Mortgage Corporation and the Bank for providing these subsidiaries with certain administrative services; the issuance of its common stock through public offerings; exercise of outstanding common stock warrants and conversion of outstanding convertible debentures; the issuance of trust preferred securities through its wholly owned business trusts; and the direct issuance of other subordinated debentures to the public.

In the first half of 2006, the Holding Company repaid various debentures totaling $1.3 million of principal and related accrued interest payable. At June 30, 2006, the Holding Company did not have any debentures maturing by June 30, 2007. In the third quarter of 2005, the Holding Company completed a public offering of 1,436,468 shares of its Class A common stock for $19.75 per share. The issuance of these shares, after underwriting commissions and expenses, resulted in $26.3 million of additional capital.

The Holding Company, through its wholly owned business trusts Intervest Statutory Trust I, II, III and IV, issued in December 2001, September 2003, March 2004 and September 2004, $15.0 million, respectively, of trust preferred securities for a total of $60 million at both fixed and variable rates of interest that mature in 2031 or later. The total proceeds from these securities have been invested in the Bank at various times through capital contributions. The Holding Company is required to make interest payments on the principal of those securities, which currently amount to $4.4 million annually. The Bank provides funds to Holding Company in the form of dividends for this purpose. At June 30, 2006, 49.8 million of the trust preferred securities qualified as regulatory Tier 1 capital and the remainder qualified as Tier 2 capital in the Holding Company's computation of regulatory capital.

Additional information concerning outstanding time deposits, debentures and trust preferred securities, including interest rates and maturity dates can be found in notes 6, 7 and 8 of the notes to the condensed consolidated financial statements included in this report.

At June 30, 2006, the Company's commitments to lend aggregated $132.6 million. Although there is no certainty, management anticipates that the majority of these loan commitments will be funded over the next 12 months. If all these commitments were to close, they would be funded by the sources of funds described above. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities. Management is not aware of any trends, known demand, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

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

The Bank is required to maintain regulatory defined minimum Tier 1 leverage and Tier 1and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At June 30, 2006 and December 31, 2005, management believes the Bank met its capital adequacy requirements and is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management is not aware of any conditions or events that would change the Bank's designation as a well-capitalized institution.

Information regarding the Bank's regulatory capital and related ratios is summarized as follows:

                                               At June 30,    At December 31,
     ($ in thousands)                             2006             2005
     -------------------------------------------------------------------------
     Tier 1 Capital                           $    166,685   $        156,842
     Tier 2 Capital                                 15,740             14,846
     -------------------------------------------------------------------------
     Total risk-based capital                 $    182,425   $        171,688
     -------------------------------------------------------------------------
     Net risk-weighted assets                 $  1,430,060   $      1,362,728
     Average assets for regulatory purposes   $  1,681,655   $      1,562,779
     -------------------------------------------------------------------------
     Tier 1 capital to average assets                 9.91%             10.04%
     Tier 1 capital to risk-weighted assets          11.66%             11.51%
     Total capital to risk-weighted assets           12.76%             12.60%
     -------------------------------------------------------------------------

The Holding Company on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At June 30, 2006 and December 31, 2005, management believes that the Holding Company met its capital adequacy requirements.

Information regarding the Company's (consolidated) regulatory capital and related ratios is summarized below:

                                               At June 30,    At December 31,
     ($ in thousands)                             2006             2005
     -------------------------------------------------------------------------
     Tier 1 Capital (1)                       $    199,217   $        181,571
     Tier 2 Capital(1)                              26,327             29,788
     -------------------------------------------------------------------------
     Total risk-based capital                 $    225,544   $        211,359
     -------------------------------------------------------------------------
     Net risk-weighted assets                 $  1,542,806   $      1,466,027
     Average assets for regulatory purposes   $  1,799,681   $      1,673,832
     -------------------------------------------------------------------------
     Tier 1 capital to average assets                11.07%             10.85%
     Tier 1 capital to risk-weighted assets          12.91%             12.39%
     Total capital to risk-weighted assets           14.62%             14.42%
     -------------------------------------------------------------------------

     (1)  There  are  $60 million of qualifying capital securities outstanding (total debentures  of  $61.9 million issued to Statutory Trust I, II, III and IV by the
     Holding  Company  less  the  Holding  Company's  investments  in  those  trusts aggregating $1.9 million). At June 30, 2006 and December 31, 2005, $49.8 million and  $45.4  million  of  those  securities, respectively, was included in Tier 1
     Capital,  and  the  remaining  portion  was  included  in  Tier  2  Capital.

The Federal Reserve on March 1, 2005 issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies but with stricter quantitative limits and clearer qualitative standards. The new rule provides a transition period for bank holding companies to meet the new, stricter limitations within regulatory capital by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009. For a further discussion of these changes, see page 49 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. As of June 30, 2006 and December 31, 2005, assuming the Company no longer included its trust preferred securities in Tier 1 Capital, the Company would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action.

Intervest Securities Corporation is subject to the Securities and Exchange Commission's (SEC) Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At June 30, 2006 and December 31, 2005, Intervest Securities Corporation's net capital was $0.5 million.

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

The Company's one-year positive interest rate sensitivity gap decreased to $351.3 million, or 19.6% of total assets, at June 30, 2006, from $498.7 million, or 29.2% at December 31, 2005. The decrease in the positive gap primarily reflects an increase in the purchase of security investments with over one-year maturities, funded by increases in money-market deposit accounts and time deposits with terms of less than one year.

For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, the one-year gap would then change. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 30.2% at June 30, 2006, compared to a positive 40.1% at December 31, 2005.

The table that follows summarizes interest-earning assets and interest-bearing liabilities as of June 30, 2006, that are scheduled to mature or reprice within the periods shown.

                                                 0-3       4-12    Over 1-4     Over 4
                                           ---------  ---------  ----------  ---------
($ in thousands)                              Months     Months       Years      Years        Total
---------------------------------------------------------------------------------------------------
Loans (1)                                  $576,204   $356,528   $ 377,158   $138,964   $1,448,854
Securities held to maturity (2)              67,070    117,803     115,906          -      300,779
Short-term investments                       10,738          -           -          -       10,738
FRB and FHLB stock                            2,374          -           -      3,439        5,813
---------------------------------------------------------------------------------------------------
Total rate-sensitive assets                $656,386   $474,331   $ 493,064   $142,403   $1,766,184
---------------------------------------------------------------------------------------------------
Deposit accounts (3):
  Interest checking deposits               $  7,816   $      -   $       -   $      -   $    7,816
  Savings deposits                           13,559          -           -          -       13,559
  Money market deposits                     231,628          -           -          -      231,628
  Certificates of deposit                    99,857    417,800     579,141     93,875    1,190,673
---------------------------------------------------------------------------------------------------
  Total deposits                            352,860    417,800     579,141     93,875    1,443,676
---------------------------------------------------------------------------------------------------
Debentures and mortgage note payable (1)          -      7,250      85,032     52,186      144,468
Accrued interest on all borrowed funds(1)     1,323        225       3,068        444        5,060
---------------------------------------------------------------------------------------------------
Total borrowed funds                          1,323      7,475      88,100     52,630      149,528
---------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities           $354,183   $425,275   $ 667,241   $146,505   $1,593,204
---------------------------------------------------------------------------------------------------
GAP (repricing differences)                $302,203   $ 49,056   $(174,177)  $ (4,102)  $  172,980
---------------------------------------------------------------------------------------------------
Cumulative GAP                             $302,203   $351,259   $ 177,082   $172,980   $  172,980
---------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                 16.9%      19.6%        9.9%       9.7%         9.7%
---------------------------------------------------------------------------------------------------

Significant  assumptions  used  in  preparing  the  preceding  gap table follow:
(1) Floating-rate loans and debentures payable are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and debentures payable are scheduled, including repayments, according to their contractual maturities. Deferred loan fees, nonaccrual loans and the effect of loan prepayments are excluded from the analysis.
(2) Securities are scheduled according to the earlier of their contractual maturity or the date in which the interest rate is scheduled to increase. The effects of possible prepayments that may result from the issuer's right to call a security before its contractual maturity date are not considered.
(3) Interest checking, savings and money market deposits are regarded as readily accessible withdrawable accounts; and certificates of deposit are scheduled through their maturity dates.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of its Principal Executive and Financial Officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to June 30, 2006.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 14contained in the "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

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

     Not  Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not  Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  An  Annual  Meeting  of  Stockholders  was  held  on  May  25,  2006.
(b) Pursuant to the Company's charter and bylaws, one-third of the directors are elected by the holders of Class A common stock and two-thirds are elected by holders of Class B common stock. On all other matters, Class A and Class B common stockholders generally vote together as a single class. Each of the persons named in the Proxy Statement dated April 15, 2006 as a nominee for director was elected for a one-year term expiring on the date of the next annual meeting (see Item 4-c). Additionally, as more fully described in the Proxy Statement, three proposals were voted upon at the annual meeting, one regarding a proposed amendment to the Company's Restated Certificate of Incorporation to increase the authorized chares of Class A Common Stock to 12 million from 9.5 million, one regarding the approval of the 2006 Long Term Incentive Plan and the other regarding proposed amendments to warrants held by the Chairman. The Company's shareholders approved each of the proposals. (see Item 4-c).
(c) The table below summarizes voting results on the matters submitted to the Company's common stockholders:

                                                             AGAINST OR
                                                     FOR      WITHHELD   ABSTAINED
     -----------------------------------------------------------------------------
     ELECTION OF DIRECTORS - CLASS A
     -------------------------------
     Michael A. Callen. . . . . . . . . . . . . . 6,775,678     360,323          -
     Wayne F. Holly . . . . . . . . . . . . . . . 5,922,700   1,213,301          -
     Lawton Swan, III . . . . . . . . . . . . . . 6,817,878     318,123          -

     ELECTION OF DIRECTORS  - CLASS B
     --------------------------------
     Jerome Dansker . . . . . . . . . . . . . . .   385,000           -          -
     Lowell S. Dansker. . . . . . . . . . . . . .   385,000           -          -
     Paul DeRosa. . . . . . . . . . . . . . . . .   385,000           -          -
     Stephen A. Helman. . . . . . . . . . . . . .   385,000           -          -
     Thomas E. Willett. . . . . . . . . . . . . .   385,000           -          -
     David J. Willmott. . . . . . . . . . . . . .   385,000           -          -
     Wesley T. Wood . . . . . . . . . . . . . . .   385,000           -          -

     TO CONSIDER AND APPROVE AN AMENDMENT TO THE COMPANY'S RESTATED CERTIFICATE OF
     -----------------------------------------------------------------------------
     INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF CLASS A COMMON
     ---------------------------------------------------------------------------
     STOCK FROM 9,500,000 TO 12,000,000:
     -----------------------------------

          Class A shareholders. . . . . . . . . . 7,025,278     101,945      8,778
          Class B shareholders. . . . . . . . . .   385,000           -          -

     TO CONSIDER AND APPROVE THE 2006 LONG TERM INCENTIVE PLAN (1):
     --------------------------------------------------------------

          Class A shareholders. . . . . . . . . . 3,939,141   1,305,869     11,767
          Class B shareholders. . . . . . . . . .   385,000           -          -

     TO CONSIDER AND APPROVE AMENDMENTS TO OUTSTANDING COMMON STOCK WARRANTS HELD
     ----------------------------------------------------------------------------
     BY THE CHAIRMAN (1):
     --------------------

          Class A shareholders. . . . . . . . . . 5,010,643     226,294     19,840
          Class B shareholders. . . . . . . . . .   385,000           -          -
     -----------------------------------------------------------------------------
     (1)  Total broker non-votes for these proposals were 1,879,224 shares.


(d)  Not  Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

3.0   Restated Certificate of Incorporation

4.0   Form of Indenture between Intervest Mortgage Corporation, as Issuer, and The Bank of New York, as
      Trustee, dated as of July 1, 2006, incorporated by reference to Intervest Mortgage Corporation's
      Registration Statement on Form S-11, File No. 333-132403, filed on March 14, 2006, wherein such document is identified as Exhibit 4.1.

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

                                               INTERVEST BANCSHARES CORPORATION
                                               --------------------------------
                                                (Registrant)


Date: July 31, 2006                            By:    /s/ Jerome Dansker
                                               -----------------------------
                                               Jerome Dansker, Chairman and
                                               Executive Vice President
                                               (Principal  Executive  Officer)


Date: July 31, 2006                            By:    /s/ Lowell S. Dansker
                                               ---------------------------------
                                               Lowell S. Dansker, Vice Chairman,
                                               President and Treasurer
                                               (Principal Financial Officer)