Form 10-Q
period 2006-09-30
INTERVEST BANCSHARES CORP
filed 2006-11-02
CIK 927807

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
                                              ------------------

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

                        INTERVEST BANCSHARES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                              13-3699013
  -------------------------------------  -------------------------------------
      (State or other jurisdiction         (IRS Employer Identification No.)
    of incorporation or organization)

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
YES  X  NO   .
    ---   ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large  accelerated filer     Accelerated filer     Nonaccelerated filer X
                        ---                   ---                      ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES      NO  X .
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class:                                Shares Outstanding:
--------------------                                -------------------

Class A Common Stock, $1.00 par value per share     7,470,490 outstanding as of October 31, 2006
-----------------------------------------------     --------------------------------------------

Class B Common Stock, $1.00 par value per share     385,000 outstanding as of October 31, 2006
-----------------------------------------------     ------------------------------------------

================================================================================

                   INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

                                       FORM 10-Q

                                  SEPTEMBER 30, 2006
                                   TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                          Page
                                                                                       ----
ITEM 1.     FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
       as of September 30, 2006 (Unaudited) and December 31, 2005. . . . . . . . . .  .   3

     Condensed Consolidated Statements of Earnings (Unaudited)
       for the Quarters and Nine-Months Ended September 30, 2006 and 2005. . . . . .  .   4

     Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
       for the Nine-Months Ended September 30, 2006 and 2005 . . . . . . . . . . .. . .   5

     Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the Nine-Months Ended September 30, 2006 and 2005. . . . . . . . . . . . . .   6

     Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . . .   7

     Review by Independent Registered Public Accounting Firm. . . . . . . . . . . . . .  19

     Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . . .  20

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS .. . . . . . . .  . . . . . . . . . . . . . . . . .  21

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  . . . . . . . .  36

ITEM 4.     CONTROLS AND PROCEDURES . . . . . . . . . . ..  . . . . . . . . . . . . . .  36

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

ITEM 1A.    RISK FACTORS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS . . . . . . . .  37

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . . .  37

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . .  37

ITEM 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

ITEM 6.     EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .  38

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .  39


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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                       INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 SEPTEMBER 30,    DECEMBER 31,
($in thousands, except par value)                                                                    2006             2005
-------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                              (Unaudited)       (Audited)
Cash and due from banks                                                                         $        10,924  $       11,595
Federal funds sold                                                                                       63,093          42,675
Commercial paper and other short-term investments                                                        28,984           2,446
                                                                                                -------------------------------
  Total cash and cash equivalents                                                                       103,001          56,716
Securities held to maturity, net (estimated fair value of $339,661 and $249,088, respectively)          340,783         251,508
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                                            5,813           5,241
Loans receivable (net of allowance for loan losses of $17,038 and $15,181, respectively)              1,475,314       1,352,805
Accrued interest receivable                                                                               9,908           7,706
Loan fees receivable                                                                                     10,924          10,941
Premises and equipment, net                                                                               6,176           6,421
Deferred income tax asset                                                                                 8,402           6,988
Deferred debenture offering costs, net                                                                    5,964           5,610
Investments in unconsolidated subsidiaries                                                                2,166           1,856
Other assets                                                                                              1,655             631
===============================================================================================================================
TOTAL ASSETS                                                                                    $     1,970,106  $    1,706,423
===============================================================================================================================
LIABILITIES
Deposits:
  Noninterest-bearing demand deposit accounts                                                   $         4,134  $        9,188
  Interest-bearing deposit accounts:
    Checking (NOW) accounts                                                                               6,591           7,202
    Savings accounts                                                                                     11,876          17,351
    Money market accounts                                                                               231,450         223,075
    Certificate of deposit accounts                                                                   1,347,073       1,118,514
                                                                                                -------------------------------
Total deposit accounts                                                                                1,601,124       1,375,330
Borrowed Funds:
    Subordinated debentures                                                                              95,830          87,390
    Subordinated debentures - capital securities                                                         72,166          61,856
    Accrued interest payable on all borrowed funds                                                        5,865           6,250
    Mortgage note payable                                                                                   219             229
                                                                                                -------------------------------
Total borrowed funds                                                                                    174,080         155,725
Accrued interest payable on deposits                                                                      4,061           3,232
Mortgage escrow funds payable                                                                            28,537          20,302
Official checks outstanding                                                                               4,206          11,689
Other liabilities                                                                                         3,696           3,967
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                     1,815,704       1,570,245
-------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock (300,000 shares authorized, none issued)                                                      -               -
Class A common stock ($1.00 par value, 12,000,000 shares authorized,
  7,470,490 and 7,438,058 shares issued and outstanding, respectively)                                    7,470           7,438
Class B common stock ($1.00 par value, 700,000 shares authorized,
  385,000 shares issued and outstanding)                                                                    385             385
Additional paid-in-capital, common                                                                       65,789          65,309
Retained earnings                                                                                        80,758          63,046
-------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                              154,402         136,178
===============================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $     1,970,106  $    1,706,423
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

                              INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                 (Unaudited)

                                                                      QUARTER ENDED      NINE-MONTHS ENDED
                                                                         SEPTEMBER 30,     SEPTEMBER 30,
                                                                   ------------------------------------------
($in thousands, except per share data)                               2006       2005       2006       2005
-------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                   $  28,829  $  23,569  $  83,963  $  63,180
Securities                                                             3,439      1,895      9,408      5,181
Other interest-earning assets                                            492        297      1,192        664
-------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND DIVIDEND INCOME                                    32,760     25,761     94,563     69,025
-------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                              16,920     12,029     46,995     31,443
Subordinated debentures                                                1,987      1,973      5,712      6,036
Subordinated debentures - capital securities                           1,106      1,089      3,286      3,268
Other borrowed funds                                                     193         15        440        142
-------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                20,206     15,106     56,433     40,889
-------------------------------------------------------------------------------------------------------------

NET INTEREST AND DIVIDEND INCOME                                      12,554     10,655     38,130     28,136
Provision for loan losses                                                907      1,803      1,857      3,288
-------------------------------------------------------------------------------------------------------------
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES      11,647      8,852     36,273     24,848
-------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Customer service fees                                                    102        105        361        260
Income from mortgage lending activities                                  326        304      1,115        754
Income from the early repayment of mortgage loans                        737      1,348      3,383      3,570
Commissions and fees                                                      50         56         50        115
Gain from early call of investment securities                              -          -          -          1
-------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                               1,215      1,813      4,909      4,700
-------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salaries and employee benefits                                         2,797      1,336      5,560      4,003
Occupancy and equipment, net                                             421        395      1,249      1,109
Data processing                                                          180        156        538        438
Professional fees and services                                           304        172        839        578
Stationery, printing and supplies                                         44         52        157        161
Postage and delivery                                                      36         31        110         96
FDIC and general insurance                                                96         82        278        238
Director and committee fees                                               89        141        311        394
Advertising and promotion                                                 78         52        229        149
All other                                                                157        149        459        523
-------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES                                             4,202      2,566      9,730      7,689
-------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                           8,660      8,099     31,452     21,859
Provision for income taxes                                             3,776      3,533     13,740      9,522
=============================================================================================================
NET EARNINGS                                                       $   4,884  $   4,566  $  17,712  $  12,337
=============================================================================================================

BASIC EARNINGS PER SHARE                                           $    0.62  $    0.66  $    2.26  $    1.90
DILUTED EARNINGS PER SHARE                                         $    0.59  $    0.61  $    2.13  $    1.76
CASH DIVIDENDS PER SHARE                                           $       -  $       -  $       -  $       -
-------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                       INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          (Unaudited)

                                                                  NINE-MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                       ----------------------------------------
                                                              2006                 2005
                                                       ----------------------------------------
($thousands)                                            SHARES     AMOUNT    SHARES     AMOUNT
-----------------------------------------------------------------------------------------------

CLASS A COMMON STOCK
Balance at beginning of period                         7,438,058  $  7,438  5,886,433  $  5,886
Issuance of shares upon the conversion of debentures      32,432        32     32,002        32
Issuance of shares in public offering                                       1,436,468     1,437
-----------------------------------------------------------------------------------------------
Balance at end of period                               7,470,490     7,470  7,354,903     7,355
-----------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
-----------------------------------------------------------------------------------------------
Balance at beginning and end of period                   385,000       385    385,000       385
-----------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period                                      65,309               38,961
Issuance of shares upon the conversion of debentures                   480                  409
Issuance of shares in public offering                                    -               24,898
-----------------------------------------------------------------------------------------------
Balance at end of period                                            65,789               64,268
-----------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                      63,046               44,862
Net earnings for the period                                         17,712               12,337
-----------------------------------------------------------------------------------------------
Balance at end of period                                            80,758               57,199
-----------------------------------------------------------------------------------------------

===============================================================================================
TOTAL STOCKHOLDERS' EQUITY AT END OF PERIOD            7,855,490  $154,402  7,739,903  $129,207
===============================================================================================

See accompanying notes to condensed consolidated financial statements.

                              INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                         NINE-MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     -----------------------
($in thousands)                                                                          2006        2005
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                          $  17,712   $  12,337
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                               410         415
Provision for loan losses                                                                 1,857       3,288
Deferred income tax benefit                                                              (1,414)     (1,501)
Amortization of deferred debenture offering costs                                           861         890
Amortization of premiums (accretion) of discounts and deferred loan fees, net            (7,902)     (5,305)
Net decrease in accrued interest payable on debentures                                     (176)     (2,613)
Net decrease in official checks outstanding                                              (7,483)     (6,598)
Net decrease (increase) in loan fees receivable                                              17      (2,327)
Net change in all other assets and liabilities                                            4,070      10,256
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 7,952       8,842
------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Maturities and calls of securities held to maturity                                      96,935      62,820
Purchases of securities held to maturity                                               (185,864)    (52,360)
Net increase in loans receivable                                                       (123,548)   (305,859)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock, net                    (572)     (1,026)
Purchases of premises and equipment, net                                                   (165)       (313)
Investment in unconsolidated subsidiaries                                                  (310)          -
------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (213,524)   (296,738)
------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in deposits                                                                225,794     308,437
Net increase in mortgage escrow funds payable                                             8,235      12,477
Net decrease in FHLB advances                                                                 -     (36,000)
Principal repayments of debentures and mortgage note payable                             (7,260)    (29,109)
Gross proceeds from debenture issuance costs                                             26,310      26,000
Debenture issuance costs                                                                 (1,222)     (1,820)
Gross proceeds from issuance of common stock                                                  -      28,370
Common stock issuance costs                                                                   -      (2,035)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               251,857     306,320
------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                46,285      18,424
Cash and cash equivalents at beginning of period                                         56,716      24,599
============================================================================================================
Cash and cash equivalents at end of period                                            $ 103,001   $  43,023
============================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                                            $  54,919   $  41,547
  Income taxes                                                                           16,252       9,860
Noncash activities:
  Conversion of debentures and accrued interest into Class A common stock                   512         441
------------------------------------------------------------------------------------------------------------

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

The consolidated financial statements include the accounts of Intervest Bancshares Corporation (a registered financial holding company referred to by itself as the "Holding Company") and its three wholly owned subsidiaries, Intervest National Bank (referred to as the "Bank"), Intervest Mortgage Corporation and Intervest Securities Corporation. All the entities are referred to collectively as the "Company" on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. Intervest Statutory Trust I, II, III, IV and V are wholly owned subsidiaries of the Holding Company that are unconsolidated entities as required by Financial Accounting Standards Board (FASB) Interpretation No. 46-R, "Consolidation of Variable Interest Entities." The accounting and reporting policies of the Company conform to United States generally accepted accounting principles and to general practices within the banking industry.

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

The Bank is a nationally chartered, full-service commercial bank that has its headquarters and full-service banking office in Rockefeller Plaza in New York City, and a total of five full-service banking offices in Pinellas County, Florida - four in Clearwater and one in South Pasadena. The Bank expects to open an additional branch office in Clearwater Beach, Florida by November 1, 2006. The Bank conducts a personalized commercial and consumer banking business and attracts deposits from the areas served by its banking offices. The Bank also provides internet banking services through its web site: www.intervestnatbank.com, which can attract deposit customers from outside its primary market areas. The deposits, together with funds derived from other sources, are mainly used to originate mortgage loans secured by commercial and multifamily real estate properties and to purchase investment securities. The information on the aforementioned web site is not and should not be considered part of this report and is not incorporated by reference.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  2  -  DESCRIPTION  OF  BUSINESS  -  CONTINUED

Intervest Mortgage Corporation's business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate properties. It also provides loan origination services to the Bank. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. It currently has one wholly owned subsidiary, Intervest Realty Servicing Corporation, which is engaged in certain mortgage servicing activities.

Intervest Securities Corporation is a broker/dealer and a member of the National Association of Securities Dealers (NASD) whose business activities to date have not been material. Its only revenues have been derived from participating as a selected dealer from time to time in offerings of debt securities of Intervest Mortgage Corporation and the Holding Company. In October 2006, the limited operations of Intervest Securities Corporation were discontinued and its net assets will be distributed to the Holding Company during the fourth quarter of 2006.

Intervest Statutory Trust I, II, III, IV and V issued in December 2001, September 2003, March 2004, September 2004, and September 2006, trust preferred securities of $15 million each for Trust I to IV and $10 million for Trust V for a total of $70 million. Each trust was formed for the sole purpose of issuing and administering the trust preferred securities and they do not conduct any trade or business. For a further discussion, see note 8 herein.

NOTE  3  -  SECURITIES

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

                                          Gross        Gross   Estimated               Wtd-Avg
                        Amortized    Unrealized   Unrealized        Fair   Wtd-Avg   Remaining
($in thousands)              Cost         Gains       Losses       Value     Yield    Maturity
----------------------------------------------------------------------------------------------
At September 30, 2006   $  340,783  $       119  $     1,241  $  339,661      4.53%  1.5 Years
At December 31, 2005    $  251,508  $        14  $     2,434  $  249,088      3.26%  1.1 Years
----------------------------------------------------------------------------------------------

All the securities at September 30, 2006 and December 31, 2005 were debt obligations of U.S. government corporations or sponsored agencies (such as FHLB, FNMA, FHLMC or FFCB) and were held by the Bank. The securities have fixed rates or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty.

At September 30, 2006, the portfolio consisted of 197 securities, of which 156 had an unrealized loss. A large portion of the unrealized losses were for a continuous period of more than 12 months. Management believes that the cause of these unrealized losses is directly related to changes in market interest rates, which have steadily increased since June 2004. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, their fair value will increase.

Management views the unrealized losses noted above to be temporary based on the impact of changes in interest rates, the very short maturities of the investments and their high credit quality. In addition, the Bank has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover. To date, the Bank has always recovered the cost of its investment securities upon maturity. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity is as follows:

     ($in thousands)                          Amortized Cost   Estimated Fair Value   Average Yield
     ----------------------------------------------------------------------------------------------
     At September 30, 2006:
     Due in one year or less                 $       118,884  $             118,220           3.77%
     Due after one year through five years           221,899                221,441           4.94%
     ----------------------------------------------------------------------------------------------
                                             $       340,783  $             339,661           4.53%
     ----------------------------------------------------------------------------------------------
     At December 31, 2005:
     Due in one year or less                 $       124,413  $             123,345           2.71%
     Due after one year through five years           127,095                125,743           3.79%
     ----------------------------------------------------------------------------------------------
                                             $       251,508  $             249,088           3.26%
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

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  4  -  LOANS  RECEIVABLE
Loans  receivable  are  summarized  as  follows:

                                               At September 30, 2006    At December 31, 2005
                                              -----------------------  -----------------------
     ($in thousands)                          # of Loans    Amount     # of Loans    Amount
     -----------------------------------------------------------------------------------------
     Commercial real estate loans                    280  $  814,929          264  $  735,650
     Residential multifamily loans                   234     621,096          234     538,760
     Land development and other land loans            24      67,474           31     105,251
     Residential 1-4 family loans                      2          52            3         100
     Commercial business loans                        21         816           22       1,089
     Consumer loans                                   14         225           10         194
     -----------------------------------------------------------------------------------------
     Loans receivable                                575   1,504,592          564   1,381,044
     -----------------------------------------------------------------------------------------
     Deferred loan fees                                      (12,240)                 (13,058)
     -----------------------------------------------------------------------------------------
     Loans receivable, net of deferred fees                1,492,352                1,367,986
     -----------------------------------------------------------------------------------------
     Allowance for loan losses                               (17,038)                 (15,181)
     -----------------------------------------------------------------------------------------
     Loans receivable, net                                $1,475,314               $1,352,805
     -----------------------------------------------------------------------------------------

At September 30, 2006, there were three real estate loans totaling $7.7 million on nonaccrual status, compared to two real estate loans totaling $0.7 million at December 31, 2005. Nonaccrual loans are considered impaired under the criteria of SFAS No. 114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying collateral for each loan exceeded its recorded investment in each loan. At September 30, 2006 and December 31, 2005, there were no other impaired loans. At September 30, 2006 and December 31, 2005, there were $18.6 million and $2.6 million, respectively, of loans ninety days past due and still accruing interest because they were deemed by management to be well secured and in the process of collection.

Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $157,000 for the quarter ended September 30, 2006 and $273,000 for the nine months ended September 30, 2006, compared to $19,000 and $55,000, respectively, for the same periods of 2005. The average principal balance of nonaccrual loans for the quarter and nine months ended September 30, 2006 and 2005 was $6.2 million and $3.8 million for the 2006 periods, and $0.8 million and $2.1 million for the 2005 periods, respectively.

NOTE  5  -  ALLOWANCE  FOR  LOAN  LOSSES

Activity  in  the  allowance  for  loan  losses  is  summarized  as  follows:

                                      Quarter Ended September 30,        Nine-Months Ended September 30,
                                  ------------------------------------  ----------------------------------
($in thousands)                         2006              2005                2006              2005
----------------------------------------------------------------------------------------------------------
Balance at beginning of period    $         16,131  $         12,591    $         15,181  $         11,106
Provision charged to operations                907             1,803               1,857             3,288
----------------------------------------------------------------------------------------------------------
Balance at end of period          $         17,038  $         14,394    $         17,038  $         14,394
----------------------------------------------------------------------------------------------------------

NOTE  6  -  DEPOSITS

Scheduled  maturities  of  certificates  of  deposit  accounts  are  as follows:

                                  At September 30, 2006     At December 31, 2005
                                ------------------------  ------------------------
                                              Wtd-Avg                   Wtd-Avg
     ($in thousands)              Amount    Stated Rate     Amount    Stated Rate
     -----------------------------------------------------------------------------
     Within one year            $  616,709         4.69%  $  381,968         3.77%
     Over one to two years         198,023         4.49      259,698         4.30
     Over two to three years       220,968         4.50      126,546         4.13
     Over three to four years      178,831         4.66      160,344         4.43
     Over four years               132,542         5.26      189,958         4.69
     -----------------------------------------------------------------------------
                                $1,347,073         4.68%  $1,118,514         4.18%
     -----------------------------------------------------------------------------

Certificate of deposit accounts of $100,000 or more totaled $489.8 million and $371.8 million at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, certificate of deposit accounts of $100,000 or more by remaining maturity were as follows: $226.9 million due within one year; $68.0 million due over one to two years; $78.6 million due over two to three years; $59.5 million due over three to four years; and $56.8 million due over four years.

               INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  7  -  SUBORDINATED  DEBENTURES  AND  MORTGAGE  NOTE  PAYABLE
Subordinated  debentures  by  series  and  mortgage  note  payable  are  summarized  as  follows:


                                                                               At September 30,   At December 31,
($in thousands)                                                                      2006               2005
------------------------------------------------------------------------------------------------------------------
INTERVEST MORTGAGE CORPORATION:
Series 06/28/99 - interest at 9% fixed               - due July 1, 2006        $               -  $          2,000
Series 09/18/00 - interest at 9% fixed               - due January 1, 2008                 1,250             1,250
Series 08/01/01 - interest at 8% fixed               - due April 1, 2007                   2,750             2,750
Series 08/01/01 - interest at 8 1/2% fixed           - due April 1, 2009                   2,750             2,750
Series 01/17/02 - interest at 7 1/2% fixed           - due October 1, 2007                 2,250             2,250
Series 01/17/02 - interest at 7 3/4% fixed           - due October 1, 2009                 2,250             2,250
Series 08/05/02 - interest at 7 1/2% fixed           - due January 1, 2008                 3,000             3,000
Series 08/05/02 - interest at 7 3/4% fixed           - due January 1, 2010                 3,000             3,000
Series 01/21/03 - interest at 6 3/4% fixed           - due July 1, 2006                        -             1,500
Series 01/21/03 - interest at 7 % fixed              - due July 1, 2008                    3,000             3,000
Series 01/21/03 - interest at 7 1/4% fixed           - due July 1, 2010                    3,000             3,000
Series 07/25/03 - interest at 6 1/2% fixed           - due October 1, 2006                     -             2,500
Series 07/25/03 - interest at 6 3/4% fixed           - due October 1, 2008                 3,000             3,000
Series 07/25/03 - interest at 7 % fixed              - due October 1, 2010                 3,000             3,000
Series 11/28/03 - interest at 6 1/4% fixed           - due April 1, 2007                   2,000             2,000
Series 11/28/03 - interest at 6 1/2% fixed           - due April 1, 2009                   3,500             3,500
Series 11/28/03 - interest at 6 3/4% fixed           - due April 1, 2011                   4,500             4,500
Series 06/07/04 - interest at 6 1/4% fixed           - due January 1, 2008                 2,500             2,500
Series 06/07/04 - interest at 6 1/2% fixed           - due January 1, 2010                 4,000             4,000
Series 06/07/04 - interest at 6 3/4% fixed           - due January 1, 2012                 5,000             5,000
Series 03/21/05 - interest at 6 1/4% fixed           - due April 1, 2009                   3,000             3,000
Series 03/21/05 - interest at 6 1/2% fixed           - due April 1, 2011                   4,500             4,500
Series 03/21/05 - interest at 7% fixed               - due April 1, 2013                   6,500             6,500
Series 08/12/05 - interest at 6 1/4% fixed           - due October 1, 2009                 2,000             2,000
Series 08/12/05 - interest at 6 1/2% fixed           - due October 1, 2011                 4,000             4,000
Series 08/12/05 - interest at 7% fixed               - due October 1, 2013                 6,000             6,000
Series 06/12/06 - interest at 6 1/2% fixed           - due July 1, 2010                    2,000                 -
Series 06/12/06 - interest at 6 3/4% fixed           - due July 1, 2012                    4,000                 -
Series 06/12/06 - interest at 7% fixed               - due July 1, 2014                   10,000                 -
                                                                               -----------------------------------
                                                                                          92,750            82,750
INTERVEST BANCSHARES CORPORATION:
Series 05/14/98 - interest at 8% fixed                 - due July 1, 2008                  1,830             2,140
Series 12/15/00 - interest at 8 1/2% fixed             - due April 1, 2006                     -             1,250
Series 12/15/00 - interest at 9% fixed                 - due April 1, 2008                 1,250             1,250
                                                                               -----------------------------------
                                                                                           3,080             4,640
INTERVEST NATIONAL BANK:
Mortgage note payable (1) - interest at 7% fixed  - due February 1, 2017                     219               229
------------------------------------------------------------------------------------------------------------------
                                                                               $          96,049  $         87,619
------------------------------------------------------------------------------------------------------------------

(1) The note cannot be prepaid except during the last year of its term.

Scheduled  contractual  maturities  as  of  September  30, 2006 were as follows:

     ($in thousands)                                       Principal   Accrued Interest
     -----------------------------------------------------------------------------------
     For the period October 1, 2006 to December 31, 2006   $        4  $           1,358
     For the year ended December 31, 2007                       7,015                245
     For the year ended December 31, 2008                      15,846              2,425
     For the year ended December 31, 2009                      13,517                397
     For the year ended December 31, 2010                      15,019                331
     Thereafter                                                44,648                551
     -----------------------------------------------------------------------------------
                                                           $   96,049  $           5,307
     -----------------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  7  -  SUBORDINATED  DEBENTURES  AND  MORTGAGE  NOTE  PAYABLE,  CONTINUED

Intervest Bancshares Corporation repaid the following debentures in the first nine months of 2006:

- Series 12/15/00 due 4/1/06 were repaid early on 3/1/06 for $1.25 million of principal and $18,000 of accrued interest.

Intervest Mortgage Corporation issued and repaid the following debentures in the first nine months of 2006:

- Series 06/28/99 due 7/1/06 were repaid early on 5/1/06 for $2.0 million of principal and $1.6 million of accrued interest;
- Series 01/21/03 due 7/1/06 were repaid early on 5/1/06 for $1.5 million of principal and $8,000 of accrued interest;
- Series 07/25/03 due 10/1/06 were repaid early on 9/1/06 for $2.5 million of principal and $27,000 of accrued interest; and
- Series 06/12/06 issued in July for $16.0 million of principal for net proceeds, after offering costs, of $14.8 million.

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

The holders of Intervest Mortgage Corporation's Series 9/18/00 and 1/17/02 through 8/12/05 debentures can require Intervest Mortgage Corporation, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning January 1, 2007 for Series 11/28/03, January 1, 2008 for Series 6/7/04, April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05). However, in no calendar year can the required purchases be more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

Intervest Mortgage Corporation's debentures may be redeemed at its option at any time, in whole or in part, for face value, except Series 8/12/05 and Series 6/12/06, which would be at a premium of 1% if they were redeemed prior to April 1, 2007 and January 1, 2008, respectively. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

On November 1, 2006, Intervest Mortgage Corporation repaid early certain debentures scheduled to mature at various times through April 1, 2009 for a total of $10.3 million ($9.0 million of principal and $1.3 million of accrued interest). Unamortized offering costs associated with these debentures of $0.1 million was expensed as a result of the early retirement.

The Holding Company's Series 5/14/98 subordinated debentures are convertible along with accrued interest at the option of the holders at any time prior to April 1, 2008 into shares of its Class A common stock at the following conversion prices per share: $16.00 in 2006; $18.00 in 2007 and $20.00 from January 1, 2008 through April 1, 2008. In the first nine months of 2006, $519,000 of debentures ($310,000 of principal and $209,000 of accrued interest) were converted into shares of Class A common stock at $16.00 per share.

At September 30, 2006, interest accrued and compounded quarterly on $1.4 million of the Holding Company's convertible debentures at the rate of 8% per annum, while $0.4 million of the convertible debentures pay interest quarterly at the rate of 8% per annum. All accrued interest of $1.3 million is due and payable at maturity whether by acceleration, redemption or otherwise. Any convertible debenture holder may, on or before July 1 of each year, elect to be paid all accrued interest and to thereafter receive regular quarterly payments of interest. The Holding Company may redeem any of its debentures, in whole or in part, at any time for face value.

NOTE 8 - SUBORDINATED DEBENTURES - CAPITAL SECURITIES

Capital Securities (commonly referred to as trust preferred securities) are summarized as follows:

                                                             At September 30, 2006  At December  31, 2005
                                                             ---------------------  ---------------------
                                                                          Accrued                Accrued
($in thousands)                                              Principal   Interest   Principal   Interest
---------------------------------------------------------------------------------------------------------
Capital Securities   I -  debentures due December 18, 2031   $   15,464  $     441  $   15,464  $      59
---------------------------------------------------------------------------------------------------------
Capital Securities  II - debentures due September 17, 2033       15,464         38      15,464         35
Capital Securities III - debentures due March 17, 2034           15,464         33      15,464         31
Capital Securities IV - debentures due September 20, 2034        15,464         29      15,464         29
Capital Securities  V - debentures due December 15, 2036         10,310         17           -          -
---------------------------------------------------------------------------------------------------------
                                                             $   72,166  $     558  $   61,856  $     154
---------------------------------------------------------------------------------------------------------

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8 - SUBORDINATED DEBENTURES - CAPITAL SECURITIES, CONTINUED

The Capital Securities are obligations of the Holding Company's wholly owned statutory business trusts, Intervest Statutory Trust I, II, III IV and V. Each Trust was formed with a capital contribution of $464,000 (except for Statutory Trust V which was formed with $310,000) from the Holding Company and for the sole purpose of issuing and administering the Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire the Holding Company's Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of the Company's capital contributions totaling $2.2 million, qualify as regulatory capital.

The sole assets of the Trusts, the obligors on the Capital Securities, are the Junior Subordinated Debentures. In addition, for each Trust, the Holding Company has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities.
Issuance costs of $0.5 million, $0.4 million, $0.4 million and $0.2 million associated with Capital Securities I, II, III and IV, respectively, have been capitalized by the Holding Company and are being amortized over the life of the securities using the straight-line method. There are no deferred costs associated with Capital Securities V.

Interest payments on the Junior Subordinated Debentures (and the corresponding distributions on the Capital Securities) are payable in arrears as follows:
Capital  Securities  I  -  semi-annually  at the fixed rate of 9.875% per annum;
Capital Securities II - quarterly at the fixed rate of 6.75% per annum until September 17, 2008 and thereafter at the rate of 2.95% over 3 month libor; Capital Securities III - quarterly at the fixed rate of 5.88% per annum until March 17, 2009 and thereafter at the rate of 2.79% over 3 month libor; Capital Securities IV - quarterly at the fixed rate of 6.20% per annum until September 20, 2009 and thereafter at the rate of 2.40% over 3 month libor; and Capital Securities V - quarterly at the fixed rate of 6.83% per annum until September 15, 2011 and thereafter at the rate of 1.65% over 3 month libor.

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

All  of  the  Capital Securities are subject to mandatory redemption as follows:
(i) in whole, but not in part, upon repayment of the Junior Subordinated Debentures at stated maturity or earlier, at the option of the Holding Company, within 90 days following the occurrence and continuation of certain changes in the tax or capital treatment of the Capital Securities, or a change in law such that the Trust would be considered an investment company, contemporaneously with the redemption by the Holding Company of the Junior Subordinated Debentures; and
(ii) in whole or in part at any time on or after December 18, 2006 for Capital Securities I, September 17, 2008 for Capital Securities II, March 17, 2009 for Capital Securities III, September 20, 2009 for Capital Securities IV and September 15, 2011 for Capital Securities V contemporaneously with the optional redemption by the Holding Company of the Junior Subordinated Debentures in whole or in part. Any redemption would be subject to the receipt of regulatory approvals.

The Holding Company intends to use the proceeds from the sale of Capital Securities V (that was completed in September 2006), together with $5 million of available cash on hand, to redeem on December 18, 2006 Capital Securities I in the principal amount of $15 million. The net effect of these actions will reduce the Company's future annual interest expense by $0.8 million. Upon the redemption of Capital Securities I, $0.4 million of related unamortized issuance costs will be expensed in the fourth quarter of 2006.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  9  -  SHORT-TERM  BORROWINGS  AND  LINES  OF  CREDIT

From time to time, the Bank may borrow funds on an overnight or short-term basis to manage its liquidity needs. At September 30, 2006, the Bank had agreements with correspondent banks whereby it could borrow up to $16 million on an unsecured basis.

In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), the Bank can also borrow from these institutions on a secured basis. At September 30, 2006, the Bank had available collateral consisting of investment securities to support total borrowings of $331 million from the FHLB and FRB. At September 30, 2006, there were no borrowings outstanding from any of the sources noted above.

The following is a summary of certain information regarding short-term borrowings in the aggregate:

                                                      Quarter Ended     Nine-Months Ended
                                                       September 30,      September 30,
                                                     -------------------------------------
($in thousands)                                        2006     2005      2006      2005
------------------------------------------------------------------------------------------
Balance at period end                                $     -   $    -   $     -   $     -
Maximum amount outstanding at any month end          $46,200   $3,000   $46,200   $17,000
Average outstanding balance for the period           $13,526   $1,108   $10,854   $ 6,234
Weighted-average interest rate paid for the period      5.54%    3.94%     5.27%     2.79%
Weighted-average interest rate at period end               -%       -%        -%        -%
------------------------------------------------------------------------------------------

NOTE  10  -  COMMON  STOCK  WARRANTS

At September 30, 2006, there were 696,465 common stock warrants outstanding that entitle its current holder, the estate of the former Chairman of the Company, Jerome Dansker, to purchase one share of the Holding Company's Class A or Class B common stock as the case may be for each warrant. All warrants are vested and currently exercisable.

Data  concerning  common  stock  warrants  is  as  follows:

                                                                  Exercise Price Per Warrant
                                                                  --------------------------     Wtd-Avg
Class A Common Stock Warrants:                                                     $    6.67  Exercise Price
-------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2005 and September 30, 2006                              501,465  $          6.67
Remaining contractual life in years at September 30, 2006 (1)                            0.3
-------------------------------------------------------------------------------------------------------------

                                                                    Exercise Price Per Warrant
                                                               --------------------------------           Total          Wtd-Avg
Class B Common Stock Warrants:                                 $          6.67  $         10.00        Warrants   Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2005 and September 30, 2006                145,000           50,000         195,000  $          7.52
Remaining contractual life in years at September 30, 2006 (1)              1.3              1.3             1.3
--------------------------------------------------------------------------------------------------------------------------------

(1) At September 30, 2006, the intrinsic value and weighted-average remaining contractual life for all warrants was $25.5 million and 0.6 years, respectively.

There were no grants of warrants or options in the first nine months of 2006 and no compensation expense recorded in any of the reporting periods in connection with the Company's outstanding warrants.

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

               INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED
--------------------------------------------------------------------------------

NOTE  11  -  EARNINGS  PER  SHARE  (EPS),  CONTINUED

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                              Quarter Ended         Nine-Months Ended
                                                                              September 30,           September 30,
                                                                         ----------------------------------------------
($in thousands, except share and per share amounts)                         2006        2005        2006        2005
-----------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
  Net earnings applicable to common stockholders                         $    4,884  $    4,566  $   17,712  $   12,337
  Average number of common shares outstanding                             7,852,537   6,967,473   7,840,289   6,508,297
-----------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                                 $     0.62  $     0.66  $     2.26  $     1.90
-----------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Net earnings applicable to common stockholders                         $    4,884  $    4,566  $   17,712  $   12,337
  Adjustment to net earnings from assumed conversion of debentures (1)           36          55         113         165
                                                                         ----------------------------------------------
  Adjusted net earnings for diluted earnings per share computation       $    4,920  $    4,621  $   17,825  $   12,502
                                                                         ----------------------------------------------
Average number of common shares outstanding:
  Common shares outstanding                                               7,852,537   6,967,473   7,840,289   6,508,297
  Potential dilutive shares resulting from exercise of warrants (2)         335,170     269,754     325,656     259,052
  Potential dilutive shares resulting from conversion of debentures (3)     197,163     335,664     204,656     339,191
                                                                         ----------------------------------------------
Total average number of common shares outstanding used for dilution       8,384,870   7,572,891   8,370,601   7,106,540
-----------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share                                               $     0.59  $     0.61  $     2.13  $     1.76
-----------------------------------------------------------------------------------------------------------------------

(1) Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.
(2)  All outstanding  warrants  were  considered  for  the  EPS  computations.
(3) Convertible debentures (principal and accrued interest) outstanding at September 30, 2006 and 2005 totaling $3.1 million and $4.6 million, respectively, were convertible into common stock at a price of $16.00 per share in 2006 and $14.00 per share in 2005 and resulted in additional common shares (based on average balances outstanding).

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

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

                                 At September 30,   At December 31,
                                 -----------------  ----------------
     ($in thousands)                   2006               2005
     ---------------------------------------------------------------
     Unfunded loan commitments   $          48,558  $        101,597
     Available lines of credit                 926               737
     Standby letters of credit                 100               100
     ---------------------------------------------------------------
                                 $          49,584  $        102,434
     ---------------------------------------------------------------

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

The Federal Reserve on March 1, 2005 issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies (BHC), but with stricter quantitative limits and clearer qualitative standards. The new rule provides a transition period for BHCs to meet the new, stricter limitations within regulatory capital by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009. Until March 31, 2009, BHCs generally must comply with the current Tier 1 capital limits. As of September 30, 2006 and December 31, 2005, assuming the Company no longer included its trust preferred securities in Tier 1 Capital, the Company would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action.

Management believes, as of September 30, 2006 and December 31, 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject. As of September 30, 2006, the most recent notification from the Bank's regulators categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management is not aware of any current conditions or events outstanding that would change the designation from well capitalized.

At September 30, 2006, the actual capital of the Bank on a percentage basis was as follows:

                                                              Actual   Minimum       To Be Considered
                                                              Ratios   Requirement   Well Capitalized
                                                              -------  ------------  -----------------
     Total capital to risk-weighted assets                     12.41%         8.00%             10.00%
     Tier 1 capital to risk-weighted assets                    11.31%         4.00%              6.00%
     Tier 1 capital to total average assets - leverage ratio    9.84%         4.00%              5.00%

At September 30, 2006, the actual capital of the Company (consolidated) on a percentage basis was as follows:

                                                              Actual   Minimum       To Be Considered
                                                              Ratios   Requirement   Well Capitalized
                                                              -------  ------------  ----------------
     Total capital to risk-weighted assets                     14.88%         8.00%                NA
     Tier 1 capital to risk-weighted assets                    12.69%         4.00%                NA
     Tier 1 capital to total average assets - leverage ratio   11.08%         4.00%                NA

Intervest Securities Corporation is subject to the SEC's Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At September 30, 2006, Intervest Securities Corporation's net capital was $0.5 million.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  14  -  CONTINGENCIES

The Company is party to a class action lawsuit that was filed in conjuntion with the Company's 2006 proxy statement issued in advance of the Company's 2006 annual meeting of shareholders. The lawsuit was filed in the Court of Chancery of the State of Delaware, individually and as a class action on behalf of Class A stockholders. The action challenged the proposed amendment and extension of warrants held by the Company's former Chairman, Jerome Dansker, which was one of the items on the agenda for the annual meeting.

Although the Company denied any wrongdoing or liability, it determined that it was in the best interests of the Company and its stockholders to reach a prompt and amicable settlement with respect to the action. In that regard, on May 15, 2006, the Company entered into a Memorandum of Understanding with the plaintiff in the matter. The Memorandum provided, among other things, that: (i) if the amendments were approved by the stockholders, the authority conferred on the directors by the amendments would not provide for an extension of the terms of the warrants for more than 2 years; (ii) in determining incentive compensation of the chairman, the Company's Compensation Committee would take into consideration any extension of the term of the warrants, the value of such extension and any related expense to the Company; and (iii) the Company agreed to and did send to its stockholders a supplement to its proxy statement. The proposed amendments were approved by the Company's stockholders at the Annual Meeting of the Company held on May 25, 2006.

The parties have agreed to a Stipulation of Settlement and dismissal of the action consistent with the Memorandum. Such settlement remains subject to the approval by the Court of Chancery before which a motion for approval is currently pending. By the terms of the Stipulation of Settlement, the Company is required to pay the fees and out of pocket expenses of plaintiffs counsel in the class action lawsuit, not to exceed $150,000 in the aggregate. The proposed settlement will not have a material effect on the Company's business, results of operations, financial position or liquidity.

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

NOTE  15  -  CONTRACTUAL  DEATH  BENEFIT  PAYMENTS

The Holding Company and its wholly owned subsidiary, Intervest Mortgage Corporation, are contractually obligated to pay death benefits to the spouse of each company's former Chairman, Jerome Dansker, pursuant to the terms of the employment agreements between Jerome Dansker and those two companies. The employment agreements require the payment to his spouse of an amount called the "Distribution Amount" during a period called the "Distribution Term." The Distribution Amount, in the case of the Holding Company is 25% of the amounts that would have been paid monthly to Jerome Dansker as salary by the Holding Company and the Distribution Term is the balance of the term of the agreement, or through June 30, 2014. In the case of Interevst Mortage Corproation, the Distribution Amount is 50% of the amounts that would have been paid monthly to Jerome Dansker as salary by Intervest Mortgage Corporation and the Distribution Term is likewise through June 30, 2014.

As a result of the death of the former Chairman in August 2006, a consolidated death benefit expense of $1.5 million was recorded in the third quarter of 2006. The liability is included in the condensed consolidated balance sheet in the line item "other liabilities" and the expense is included in the statement of earnings in the line item "salaries and employee benefits." The expense represents the estimated net present value of the total monthly death benefit payments of $1.9 million that are payable to the former Chairman's spouse through June 30, 2014. The difference between the net present value and the total payments will be recorded as interest expense in future periods through June 30, 2014. In the event of the death of the spouse of the former Chairman prior to the June 30, 2014, any remaining payments will be paid in a lump sum to the spouse's estate.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  16  -  RECENT  ACCOUNTING  PRONOUNCEMENTS

SHARE-BASED COMPENSATION. On January 1, 2006, the Company adopted SFAS No. 123-R "Share-Based Payment" which replaces the existing SFAS 123 and supersedes APB No. 25. SFAS 123-R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, but expresses no preference for a type of valuation model. SFAS 123-R did not impact any of the Company's outstanding warrants at January 1, 2006 since all were vested and issued prior to this new standard. The Company has not issued any new stock warrants and/or options during 2006. The Company will be required to recognize expense on new stock warrants/options granted, or modified, which may have a material impact on the Company's statement of earnings.

CONCENTRATION OF CREDIT RISKS. On January 1, 2006, the Company adopted Statement of Position ("SOP") 94-6-1, "Terms of Loan Products That May Give Rise to a Concentration of Credit Risk." The SOP addresses the circumstances under which the terms of loan products give rise to a concentration of credit risk and related disclosures and accounting considerations, and is intended to emphasize the requirement to assess the adequacy of disclosures for all lending products and the effect of changes in market or economic conditions on the adequacy of those disclosures. The adoption of this SOP did not impact the Company's financial statements.

IMPAIRMENT. On January 1, 2006, the Company adopted FASB Staff Position ("FSP") 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which supersedes Emerging Issues Task Force Issue ("EITF") 03-1 and related amendments to EITF 03-1. The guidance in FSP 115-1 outlines a three-step model for identifying investment impairments regarding impairment measurement, other-than-temporary impairment evaluation and recognition of other-than-temporary impairment losses and subsequent accounting. It also carries forward the disclosure requirements of EITF 03-1. The adoption of this FSP did not impact the Company's financial statements.

ACCOUNTING CHANGES AND ERROR CORRECTIONS. On January 1, 2006, the Company adopted SFAS No. 154 "Accounting Changes and Error Corrections." This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. The adoption of this statement did not impact the Company's financial statements.

ACCOUNTING FOR PENSION PLANS. In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS 158 requires recognition in the consolidated statement of financial condition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation, for other postretirement plans, the benefit obligation is the accumulated postretirement obligation. SFAS 158 is effective for the Company on January 1, 2007. Currently, the Company does not offer any plans covered under this statement and therefore the adoption of this statement will have no impact on the Company's financial statements.

FAIR VALUE MEASUREMENTS. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the provisions of SFAS 157 and its potential effect on its financial statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  16  -  RECENT  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED

ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS. In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." SFAS 156 amends
SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value basis. SFAS 156 is effective for the Company on January 1, 2007. The Company is currently evaluating the provisions of SFAS 156 and its potential effect on its financial statements.

FSP FIN 46(R)-6. In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)." FSP FIN 46(R)-6 addresses how variability should be considered when applying FIN 46(R). Variability affects the determination of whether an entity is a VIE, which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE required to consolidate. FSP FIN 46(R)-6 clarifies that the design of the entity also should be considered when identifying which interests are variable interests. The Company adopted FSP FIN 46(R)-6 effective September 1, 2006. FSP FIN 46(R)-6 must be applied prospectively to all entities in which the Company first becomes involved with as of the date of adoption. The adoption of FSP FIN 46(R)-6 is not expected to have a material effect on the Company's financial statements.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company must adopt FIN 48 on January 1 2007. The Company is currently evaluating FIN 48 and its potential effect on its financial statements.

ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS. In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in case in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after December 31, 2006. The Company does not expect the adoption SFAS 155 to have a material effect on its financial statements.

ACCOUNTING FOR MISSTATEMENTS. In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year
Misstatements When Quantifying Misstatements in Current Year Financial Statements", providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for the Company in 2007. The Company does not believe the guidance provided by SAB 108 will have a material effect on the Company's financial statements.

                INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     Hacker, Johnson & Smith, P.A., P.C., the Company's independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2006 and for the three- and nine-month periods ended September 30, 2006 and 2005 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

     The  report  of  Hacker,  Johnson & Smith, P.A., P.C. furnished pursuant to
Article  10  of  Regulation  S-X  is  included  herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board  of  Directors  and  Stockholders
Intervest  Bancshares  Corporation
New  York,  New  York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the "Company") as of September 30, 2006 and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2006 and 2005, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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


/s/ Hacker, Johnson & Smith, P.A., P.C.
---------------------------------------
HACKER, JOHNSON & SMITH, P.A.,P.C.
Tampa, Florida
November 2, 2006

On October 31, 2006 a loan
with a principal balance of $13.4 million secured by a multifamily real estate property located in Long Island, New York and a loan with a principal balance of $2.3 million secured by a commercial real estate property located in Brooklyn, New York were placed on nonaccrual status and foreclosure proceedingshave been commenced. Management believes that these loans are well secured.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Intervest Bancshares Corporation has three wholly owned consolidated subsidiaries - Intervest National Bank, Intervest Mortgage Corporation and Intervest Securities Corporation (hereafter referred to collectively as the "Company" on a consolidated basis). Intervest Bancshares Corporation and Intervest National Bank may be referred to individually as the "Holding Company" and the "Bank," respectively. Intervest Bancshares Corporation also has five wholly owned unconsolidated subsidiaries, Intervest Statutory Trust I, II, III IV and V. In October 2006, the limited operations of Intervest Securities
Corporation were discontinued and its net assets will be distributed to the Holding Company during the fourth quarter of 2006. For a discussion of the Company's business, see note 2 to the condensed consolidated financial statements in this report.

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

The Company's loan portfolio is concentrated (99.9%) in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). These loans have an average life of approximately three years. The Company tends to lend in areas that are in the process of being revitalized, with a concentration of loans on properties located in New York State and the State of Florida. A significant portion of the residential properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents.

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

  COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
  -----------------------------------------------------------------------------

OVERVIEW
--------

Total assets at September 30, 2006 increased to $1.97 billion, from $1.71 billon at December 31, 2005. Total liabilities at September 30, 2006 increased to $1.82 billion, from $1.57 billion at December 31, 2005, and stockholders' equity increased to $154.4 million at September 30, 2006, from $136.2 million at December 31, 2005. Book value per common share increased to $19.66 at September 30, 2006, from $17.41 at December 31, 2005.

Selected  balance  sheet  information  as  of  September  30,  2006  follows:

                                                          Intervest    Intervest    Intervest      Inter-
                                               Holding    National     Mortgage    Securities     Company
($in thousands)                                Company      Bank         Corp.        Corp.     Amounts (1)    Consolidated
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                     $ 17,548   $   72,441   $   33,632   $       512  $   (21,132)  $     103,001
Security investments                                 -      346,596            -             -            -         346,596
Loans receivable, net of deferred fees           9,142    1,394,911       88,299             -            -       1,492,352
Allowance for loan losses                          (85)     (16,655)        (298)            -            -         (17,038)
Investment in consolidated subsidiaries        200,142            -            -             -     (200,142)              -
All other assets                                 4,977       33,382        6,903             4          (71)         45,195
----------------------------------------------------------------------------------------------------------------------------
Total assets                                  $231,724   $1,830,675   $  128,536   $       516  $  (221,345)  $   1,970,106
----------------------------------------------------------------------------------------------------------------------------
Deposits                                      $      -   $1,622,264   $        -   $         -  $   (21,140)      1,601,124
Borrowed funds and related interest payable     77,131          219       96,730             -            -         174,080
All other liabilities                              191       37,578        2,784            10          (63)         40,500
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                               77,322    1,660,061       99,514            10      (21,203)      1,815,704
----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                           154,402      170,614       29,022           506     (200,142)        154,402
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity    $231,724   $1,830,675   $  128,536   $       516  $  (221,345)  $   1,970,106
----------------------------------------------------------------------------------------------------------------------------

(1) All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments in subsidiaries.

A  comparison  of  selected  balance  sheet  information  follows:

                                                                    At September 30, 2006      At December 31, 2005
                                                                 ---------------------------  -------------------------
                                                                  Carrying       % of          Carrying       % of
($in thousands)                                                    Value     Total Assets       Value     Total Assets
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                        $  103,001           5.2%    $   56,716           3.3%
Security investments                                                346,596          17.6        256,749          15.0
Loans receivable, net of deferred fees and loan loss allowance    1,475,314          74.9      1,352,805          79.3
All other assets                                                     45,195           2.3         40,153           2.4
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                     $1,970,106         100.0%    $1,706,423         100.0%
-----------------------------------------------------------------------------------------------------------------------
Deposits                                                         $1,601,124          81.3%    $1,375,330          80.6%
Borrowed funds and related interest payable                         174,080           8.8        155,725           9.1
All other liabilities                                                40,500           2.1         39,190           2.3
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                 1,815,704          92.2      1,570,245          92.0
-----------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                154,402           7.8        136,178           8.0
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $1,970,106         100.0%    $1,706,423         100.0%
-----------------------------------------------------------------------------------------------------------------------

CASH  AND  CASH  EQUIVALENTS
----------------------------

Cash and cash equivalents increased to $103.0 million at September 30, 2006, from $56.7 million at December 31, 2005, reflecting the temporary investment of deposit inflows during September 2006. A portion of these funds is expected to fund new loans and to redeem prior to their scheduled maturities certain debentures outstanding during the fourth quarter of 2006.

SECURITY  INVESTMENTS
---------------------

Securities, which the Company has the intent and ability to hold to maturity, are classified as held to maturity and carried at amortized cost. Currently, only the Bank holds such security investments, which increased to $340.8 million at September 30, 2006, from $251.5 million at December 31, 2005. The increase reflected new purchases exceeding maturities and calls during the period. The Bank continues to invest in short-term (up to 5 year maturities) U.S. government agency debt obligations to emphasize liquidity and to currently target its loan-to-deposit ratio at approximately 85%. This ratio stood at 84% at September 30, 2006.

At September 30, 2006, the held-to-maturity portfolio consisted of short-term debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with a weighted-average yield of 4.53% and a weighted-average remaining maturity of 1.5 years, compared to 3.26% and 1.1 years, respectively, at December 31, 2005. The securities are fixed rate or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security before its stated maturity without penalty.

At September 30, 2006 and December 31, 2005, the held-to-maturity portfolio's estimated fair value was $339.7 million and $249.1 million, respectively. At September 30, 2006, the held-to-maturity portfolio had net unrealized losses totaling $1.1 million, compared to $2.4 million at December 31, 2005. Management believes that the cause of these unrealized losses is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease; as interest rates fall, their fair value will increase. Management views the unrealized losses noted above to be temporary based on the impact of changes in interest rates, the very short maturities of the investments and their high credit quality. In addition, the Bank has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover. To date, the Bank has always recovered the cost of its investment securities upon maturity.

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), the Bank maintains an investment in their capital stock, which amounted to $3.4 million and $2.4 million, respectively, at September 30, 2006. The FRB stock currently pays a dividend of 6%, while the FHLB stock dividend fluctuates and most recently was 5.75%. The total investment, which amounted to $5.8 million at September 30, 2006, compared to $5.2 million at December 31, 2005, fluctuates based on the Bank's capital level for the FRB stock and the Bank's loans and borrowings for the FHLB stock.

LOANS  RECEIVABLE,  NET  OF  DEFERRED  FEES  AND  ALLOWANCE  FOR  LOAN  LOSSES
------------------------------------------------------------------------------

Loans receivable, net of deferred fees and allowance for loan losses, increased to $1.48 billion at September 30, 2006 from $1.35 billion at December 31, 2005. The growth reflected new mortgage loan originations secured by commercial and multifamily real estate exceeding principal repayments. New loan originations totaled $147 million and $437 million in the third quarter and first nine months of 2006, compared to $221 million and $545 million in the third quarter and first nine months of 2005, respectively.

Nearly all (99.9%) of the Company's loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). At September 30, 2006, such loans consisted of 538 loans with an aggregate principal balance of $1.50 billion and an average principal size of $2.8 million. Loans with principal balances of $5.0 million or more aggregated to 81 loans or $736.2 million, with the largest loan amounting to $20.5 million.

Nonaccrual loans at September 30, 2006 totaled $7.7 million and were comprised of three real estate loans (one collateralized by a multifamily property and two by commercial properties), compared to two loans totaling $0.7 million on at December 31, 2005. In September 2006, the Company received full principal repayment of the loans on nonaccrual status at December 31, 2005. With respect to the nonaccrual loans at September 30, 2006, foreclosure actions have been commenced for nonpayment. Nonaccrual loans are considered impaired under the criteria of SFAS No. 114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties collateralizing each loan exceeded its recorded investment in each loan. At September 30, 2006 and December 31, 2005, there were no other impaired loans. On October 31, 2006, a loan with a principal balance of $13.4 million secured by a multifamily real estate property located in Long Island, New York, and a loan with a principal balance of $2.3 million secured by a commercial real estate property located in Brooklyn, New York were placed on nonaccrual status and foreclosure proceedings have been commenced. Management believes that these loans are well secured.

Loans ninety days past due and still accruing interest at September 30, 2006 and December 31, 2005 totaled $18.6 million and $2.6 million, respectively. These commercial and multifamily real estate loans were deemed by management to be well secured and in the process of collection. The amount at September 30, 2006 represented six loans; of which five ($16.2 million) have matured and the borrowers continue to make monthly payments of interest and principal. In October 2006, $11.9 million of these loans were renewed and extended and $3.7 million was repaid in full. The remaining loan of $3.0 million is expected to be revewed and extended in November.

At September 30, 2006, the Bank was closely monitoring four real estate loans totaling $8.5 million, each of which are collateralized by real estate located in New Jersey. Each loan is guaranteed by a principal who is currently experiencing legal and financial difficulties and for whom a court-appointed fiscal agent has been appointed to administer his assets. As of September 30, 2006, three of these loans totaling $7.7 million were on accruing status as the Bank is receiving payments of principal and interest, and the remaining loan of $0.8 million was on nonaccrual status and included in the nonaccrual loans reported above. All four of these loans were originated within the Bank's underwriting guidelines. Although the Bank believes that all the loans are well collateralized, there can be no assurance that loan chargeoffs or significant expenses will not be incurred by the Bank with respect to the ultimate collection of these loans.

The allowance for loan losses amounted to $17.0 million at September 30, 2006, compared to $15.2 million at December 31, 2005. The allowance represented 1.14% of total loans, net of deferred fees, outstanding at September 30, 2006, compared to 1.11% at December 31, 2005. The increase in the allowance was due to provisions aggregating $1.8 million during the period resulting largely from growth in loans outstanding, which amounted to $123.5 million from December 31, 2005.

ALL  OTHER  ASSETS
------------------

All other assets increased to $45.2 million at September 30, 2006, from $40.2 million at December 31, 2005, primarily due to an increase in accrued interest receivable, which fluctuates based on the amount of loans, investments and other interest-earning assets outstanding and the timing of interest payments received.

DEPOSITS
--------

Deposits increased to $1.60 billion at September 30, 2006, from $1.38 billion at December 31, 2005, reflecting an increase of $228.6 million in certificate of deposit accounts, partially offset by a net decrease in checking, savings and money market accounts totaling $2.8 million.

At September 30, 2006, certificate of deposit accounts totaled $1.35 billion, and checking, savings and money market accounts aggregated $254.1 million. The same categories of deposit accounts totaled $1.12 billion and $256.8 million, respectively, at December 31, 2005. Certificate of deposit accounts represented 84% of total deposits at September 30, 2006, compared to 81% at December 31, 2005. At September 30, 2006 and December 31, 2005, certificate of deposit accounts included $55.7 million and $40.5 million, respectively, of brokered deposits.

BORROWED  FUNDS  AND  RELATED  INTEREST  PAYABLE
------------------------------------------------

At September 30, 2006, borrowed funds and related interest payable increased to $174.1 million, from $155.7 million at December 31, 2005. The increase was primarily due to issuance of $26.3 million of additional debentures ($10.3 million were issued by the Holding Company to its newly created wholly owned unconsolidated subsidiary, Intervest Statutory Trust V and $16.0 million were issued by Intervest Mortgage Corporation. The new debentures were partially offset by principal repayments of $7.3 million and a $0.4 million net decrease in related interest payable. In the fourth quarter of 2006, the Company expects to retire prior to their stated maturity certain debentures. See the section entitled "Liquidity and Capital Resources" in this report for a further discussion.

ALL  OTHER  LIABILITIES
-----------------------

All other liabilities increased to $40.5 million at September 30, 2006, from $39.2 million at December 31, 2005. The increase was due to the recording of a $1.5 million liability associated with death benefit payments as discussed in note 15 to the condensed consolidated financial statements included in the report.

STOCKHOLDERS'  EQUITY
---------------------

Stockholders' equity increased to $154.4 million at September 30, 2006 as follows:

     ($in thousands)                                                      Amount    Shares    Per Share
     ---------------------------------------------------------------------------------------------------
     Stockholders' equity at December 31, 2005                           $136,178  7,823,058  $    17.41
     Net earnings for the period                                           17,712          -           -
     Convertible debentures converted at election of debenture holders        512     32,432       15.79
     ---------------------------------------------------------------------------------------------------
     Stockholders' equity at September 30, 2006                          $154,402  7,855,490  $    19.66
     ---------------------------------------------------------------------------------------------------

   COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2006
   -----------------------------------------------------------------------------
                                    AND 2005
                                    --------

OVERVIEW
--------

Consolidated net earnings for the third quarter of 2006 increased by $0.3 million, or 7%, to $4.9 million, or $0.59 per diluted share, from $4.6 million, or $0.61 per diluted share, in the third quarter of 2005. The earnings per share calculation for the 2006 period included a greater number of average outstanding shares resulting primarily from a public offering of 1.4 million shares of Class A common stock during the third quarter of 2005.

The increase in earnings was due to a $1.9 million increase in net interest and dividend income and a $0.9 million decrease in the provision for loan losses, partially offset by a $1.6 million increase in noninterest expenses, a $0.6 million decrease in noninterest income and a $0.3 million increase in the provision for income taxes. Noninterest expenses for the 2006 period included a one-time charge of $1.5 million resulting from the Company's contractual obligation to provide death benefit payments to the spouse of the Company's former Chairman and founder, Jerome Dansker, who passed away in August of this year. This charge represents the estimated net present value of the future contractual payments that total $1.9 million.

The Company's efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, continued to be favorable and was 20% (exclusive of the one-time charge) in the third quarter of 2006, compared to 21% in the third quarter of 2005. The Company's return on average assets and equity was 1.05% and 12.90%, respectively, in the 2006 third quarter, compared to 1.17% and 16.32% in the 2005 third quarter.

Selected information regarding results of operations for the third quarter of 2006 follows:

                                             Intervest    Intervest    Intervest                 Inter-
                                             National     Mortgage    Securities    Holding     Company
($in thousands)                                Bank         Corp.        Corp.      Company   Amounts (2)   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                $   29,870   $    2,871   $         6  $    204   $      (191)  $      32,760
Interest expense                                17,304        1,889             -     1,204          (191)         20,206
                                            -----------------------------------------------------------------------------
Net interest and dividend income                12,566          982             6    (1,000)            -          12,554
Provision for loan losses                          915           (8)            -         -             -             907
Noninterest income                               1,016        1,454            50       113        (1,418)          1,215
Noninterest expenses                             3,759        1,602            52       207        (1,418)          4,202
                                            -----------------------------------------------------------------------------
Earnings before taxes                            8,908          842             4    (1,094)            -           8,660
Provision for income taxes                       3,890          389             2      (505)            -           3,776
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                $    5,018   $      453   $         2  $   (589)  $         -   $       4,884
-------------------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)                      (1,089)           -             -     1,089             -               -
-------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $    3,929   $      453   $         2  $    500   $         -   $       4,884
-------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends
  for the same period of 2005               $    3,114   $      895   $        13  $    544   $         -   $       4,566
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

Net interest and dividend income increased to $12.6 million in the third quarter of 2006, from $10.7 million in the third quarter of 2005. The improvement was attributable to a $298 million increase in average interest-earning assets resulting from continued growth in loans of $240 million and a $58 million increase in security and short-term investments. This growth was funded by $240 million of additional interest-bearing deposits, $18 million of additional borrowed funds and a $40 million increase in stockholders' equity.

The Company's net interest margin decreased slightly to 2.71% in the third quarter of 2006, from 2.74% in the third quarter of 2005. The lower margin was a function of the Company's cost of funds increasing at a faster pace than its yield on interest-earning assets, the impact of which was mostly offset by an increase in the Company's net interest-earning assets of $40 million resulting largely from $26.3 million of proceeds from the issuance of common stock during the third quarter of 2005 and increased retained earnings.

In a rising rate environment, the yield on interest-earning assets increased 43 basis points to 7.06% in the 2006 quarter. The increase was a function of rate increases on existing variable-rate loans indexed to the prime rate (the impact of which was largely offset by lower yields on new loans originated as well as a higher level of interest not recorded from nonaccrual loans) and higher yields earned on security and other short-term investments. The cost of funds increased by 56 basis points to 4.82% in the 2006 quarter due to higher rates paid on deposit accounts.

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

                                                   --------------------------------------------------------------------
                                                                              Quarter Ended
                                                   --------------------------------------------------------------------
                                                           September 30, 2006                September 30, 2005
                                                   ---------------------------------  ---------------------------------
                                                     Average     Interest    Yield/     Average     Interest    Yield/
($in thousands)                                      Balance    Inc./Exp.   Rate (2)    Balance    Inc./Exp.   Rate (2)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans (1)                                        $1,485,882   $   28,829     7.70%  $1,246,341   $   23,569     7.50%
  Securities                                          316,214        3,439     4.31      260,272        1,895     2.89
  Other interest-earning assets                        37,600          492     5.19       35,441          297     3.32
-----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       1,839,696   $   32,760     7.06%   1,542,054   $   25,761     6.63%
-----------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             19,115                             14,715
-----------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,858,811                         $1,556,769
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest checking deposits                       $    6,574   $       29     1.75%  $    9,855   $       36     1.45%
  Savings deposits                                     12,741           95     2.96       23,597          153     2.57
  Money market deposits                               230,458        2,509     4.32      201,607        1,576     3.10
  Certificates of deposit                           1,239,826       14,287     4.57    1,014,414       10,264     4.01
-----------------------------------------------------------------------------------------------------------------------
Total deposit accounts                              1,489,599       16,920     4.51    1,249,473       12,029     3.82
-----------------------------------------------------------------------------------------------------------------------
  FHLB advances and Fed funds purchased                13,526          189     5.54        1,108           11     3.94
  Debentures and related interest payable              97,396        1,987     8.09       93,283        1,973     8.39
  Debentures - capital securities                      62,977        1,106     6.97       61,856        1,089     6.98
  Mortgage note payable                                   221            4     7.18          235            4     7.01
-----------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                  174,120        3,286     7.49      156,482        3,077     7.80
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  1,663,719   $   20,206     4.82%   1,405,955   $   15,106     4.26%
-----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            4,816                              5,910
Noninterest-bearing liabilities                        38,795                             32,971
Stockholders' equity                                  151,481                            111,933
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,858,811                         $1,556,769
-----------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $   12,554     2.24%               $   10,655     2.37%
-----------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $  175,977                  2.71%  $  136,099                  2.74%
-----------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities                  1.11                               1.10
-----------------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (2)                           1.05%                              1.17%
  Return on average equity  (2)                         12.90%                             16.32%
  Noninterest expense to average assets (2)              0.90%                              0.66%
  Efficiency ratio (3)                                     31%                                21%
  Average stockholders' equity to average assets         8.15%                              7.19%
-----------------------------------------------------------------------------------------------------------------------

(1)  Includes  nonaccrual  loans.
(2)  Annualized.
(3) Defined as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend income plus noninterest income. Noninterest expenses for the 2006 period included a one-time charge of $1.5 million.

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

                                                       For the Quarter Ended September 30, 2006 vs 2005
                                                 -----------------------------------------------------------
                                                            Increase (Decrease) Due To Change In:
                                                 -----------------------------------------------------------
     ($in thousands)                                  Rate          Volume       Rate/Volume       Total
     -------------------------------------------------------------------------------------------------------
     Interest-earning assets:
       Loans                                      $        623   $      4,491   $        146   $      5,260
       Securities                                          924            404            216          1,544
       Other interest-earning assets                       166             18             11            195
     -------------------------------------------------------------------------------------------------------
     Total interest-earning assets                       1,713          4,913            373          6,999
     -------------------------------------------------------------------------------------------------------
     Interest-bearing liabilities:
       Interest checking deposits                            7            (12)            (2)            (7)
       Savings deposits                                     23            (70)           (11)           (58)
       Money market deposits                               615            224             94            933
       Certificates of deposit                           1,420          2,260            343          4,023
     -------------------------------------------------------------------------------------------------------
     Total deposit accounts                              2,065          2,402            424          4,891
     -------------------------------------------------------------------------------------------------------
       FHLB advances and Fed funds purchased                 4            122             52            178
       Debentures and accrued interest payable             (70)            86             (2)            14
       Debentures - capital securities                      (2)            20             (1)            17
       Mortgage note payable                                 -              -              -              -
     -------------------------------------------------------------------------------------------------------
     Total borrowed funds                                  (68)           228             49            209
     -------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                  1,997          2,630            473          5,100
     -------------------------------------------------------------------------------------------------------
     Net change in interest and dividend income   $       (284)  $      2,283   $       (100)  $      1,899
     -------------------------------------------------------------------------------------------------------

PROVISION  FOR  LOAN  LOSSES
----------------------------

The provision for loan losses decreased by $0.9 million to $0.9 million in the third quarter of 2006, from $1.8 million in the third quarter of 2005. The decrease was primarily due to a decrease in the rate of net loan growth over the prior year period, partially offset by $0.2 million of additional provision associated with various credit downgrades in the 2006 period. Total loans outstanding grew by $52.7 million in the 2006 period, compared to $146.5 million in the 2005 period.

NONINTEREST  INCOME
-------------------

Noninterest income decreased by $0.6 million to $1.2 million in the third quarter of 2006, from $1.8 million in the third quarter of 2005. The lower income was due to a decrease in income from the prepayment of mortgage loans.

NONINTEREST  EXPENSES
---------------------

Noninterest expenses increased by $1.6 million to $4.2 million in the third quarter of 2006, from $2.6 million in the third quarter of 2005. The increase was nearly all due to a one-time charge of $1.5 million resulting from the contractual obligation to provide death benefit payments to the spouse of the Company's former Chairman and founder, Jerome Dansker (as discussed in note 15 to the condensed consolidated financial statements included in this report).

Excluding the one-time charge, increases in payroll costs of $0.1 million (resulting from additional employees, salary increases and a higher cost of employee benefits) and all other operating expenses of $0.2 million associated with the Company's growth in total assets were largely offset by a decrease of $0.2 million in executive bonuses. The Company had 75 employees at September 30, 2006, compared to 68 at September 30, 2005.

PROVISION  FOR  INCOME  TAXES
-----------------------------

The provision for income taxes increased by $0.3 million to $3.8 million in the third quarter of 2006, from $3.5 million in the third quarter of 2005 due to an increase in pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.6% in the 2006 period and the 2005 period.

          COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED
          -------------------------------------------------------------
                          SEPTEMBER 30, 2006 AND 2005
                          ---------------------------

OVERVIEW
--------

Consolidated net earnings for the first nine months of 2006 increased by $5.4 million, or 44%, to $17.7 million, or $2.13 per diluted share, from $12.3 million, or $1.76 per diluted share, in the first nine months of 2005. The earnings per share calculation for the 2006 period included a greater average number of outstanding shares resulting primarily from a public offering of 1.4 million shares of Class A common stock during the third quarter of 2005.

The $5.4 million increase in earnings was due to a $10.0 million increase in net interest and dividend income, a $1.4 million decrease in the provision for loan losses and a $0.2 million increase in noninterest income. These items were partially offset by a $2.0 million increase in noninterest expenses and a $4.2 million increase in the provision for income taxes. Noninterest expenses for the 2006 period included a one-time charge of $1.5 million (as discussed in note 15 to the condensed consolidated financial statements included in this report).

The Company's efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, improved to 19% (excluding the one-time charge) in the first nine months of 2006, from 23% in the first nine months of 2005. The Company's return on average assets and equity was 1.31% and 16.28% for the first nine months of 2006, compared to 1.13% and 16.53%, respectively, in the first nine months of 2005.

Selected information regarding results of operations for the first nine months of 2006 follows:

                                             Intervest   Intervest    Intervest                 Inter-
                                             National     Mortgage   Securities    Holding     Company
($in thousands)                                Bank        Corp.        Corp.      Company   Amounts (2)   Consolidated
------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                $   86,095   $    8,479  $        17  $    583   $      (611)  $      94,563
Interest expense                                48,046        5,388            -     3,610          (611)         56,433
                                            ----------------------------------------------------------------------------
Net interest and dividend income                38,049        3,091           17    (3,027)            -          38,130
Provision for loan losses                        1,809           48            -         -             -           1,857
Noninterest income                               4,288        4,539           50       346        (4,314)          4,909
Noninterest expenses                            10,329        3,109           65       541        (4,314)          9,730
                                            ----------------------------------------------------------------------------
Earnings before taxes                           30,199        4,473            2    (3,222)            -          31,452
Provision for income taxes                      13,160        2,067            1    (1,488)            -          13,740
------------------------------------------------------------------------------------------------------------------------
Net earnings                                $   17,039   $    2,406  $         1  $ (1,734)  $         -   $      17,712
------------------------------------------------------------------------------------------------------------------------
Intercompany dividends (1)                      (3,267)           -            -     3,267             -               -
------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends   $   13,772   $    2,406  $         1  $  1,533   $         -   $      17,712
------------------------------------------------------------------------------------------------------------------------
Net earnings after intercompany dividends
  for the same period of 2005               $    8,523   $    2,234  $        24  $  1,556   $         -   $      12,337
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

Net interest and dividend income increased to $38.1 million in the first nine months of 2006, from $28.1 million in the first nine months of 2005. The improvement was attributable to a $342 million increase in average interest-earning assets resulting from continued growth in loans of $285 million and a higher level of security and short-term investments aggregating $57 million. The growth in average assets was funded by $290 million of additional interest-bearing deposits and a $46 million increase in stockholders' equity.

The Company's net interest margin increased to 2.85% in the first nine months of 2006, from 2.61% in the first nine months of 2005. The higher margin was a function of the Company's yield on interest-earning assets increasing at a faster pace than its cost of funds and an increase in net interest-earning assets of $51 million, resulting largely from $26.3 million of proceeds from the issuance of common stock during the third quarter of

2005 and increased retained earnings. In a rising rate environment, the yield on interest-earning assets increased 69 basis points to 7.08% in the 2006 period. The increase was a function of rate increases on existing variable-rate loans indexed to the prime rate (the impact of which was partially offset by lower yields on new loans originated as well as a higher level of interest not recorded from nonaccrual loans) and higher yields earned on security and other short-term investments. The cost of funds increased by 54 basis points to 4.68% in the 2006 period due to higher rates paid on deposit accounts.

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

                                                   --------------------------------------------------------------------
                                                                            Nine-Months Ended
                                                   --------------------------------------------------------------------
                                                             September 30, 2006          September 30, 2005
                                                   ---------------------------------  ---------------------------------
                                                     Average     Interest    Yield/     Average     Interest    Yield/
($in thousands)                                      Balance    Inc./Exp.   Rate (2)    Balance    Inc./Exp.   Rate (2)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans (1)                                        $1,438,349   $   83,963     7.80%  $1,153,425   $   63,180     7.32%
  Securities                                          314,346        9,408     4.00      259,572        5,181     2.67
  Other interest-earning assets                        33,224        1,192     4.80       30,569          664     2.90
-----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       1,785,919   $   94,563     7.08%   1,443,566   $   69,025     6.39%
-----------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                             16,891                             14,921
-----------------------------------------------------------------------------------------------------------------------
Total assets                                       $1,802,810                         $1,458,487
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest checking deposits                       $    8,052   $      111     1.84%  $   11,408   $      130     1.52%
  Savings deposits                                     14,630          323     2.95       23,547          405     2.30
  Money market deposits                               237,151        7,286     4.11      195,714        3,943     2.69
  Certificates of deposit                           1,186,996       39,275     4.42      926,087       26,965     3.89
-----------------------------------------------------------------------------------------------------------------------
Total deposit accounts                              1,446,829       46,995     4.34    1,156,756       31,443     3.63
-----------------------------------------------------------------------------------------------------------------------
  FHLB advances and Fed Funds purchased                10,854          428     5.27        6,234          130     2.79
  Debentures and related interest payable              92,611        5,712     8.25       96,066        6,036     8.40
  Debentures - capital securities                      62,233        3,286     7.06       61,856        3,268     7.06
  Mortgage note payable                                   224           12     7.16          238           12     7.00
-----------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                  165,922        9,438     7.61      164,394        9,446     7.68
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  1,612,751   $   56,433     4.68%   1,321,150   $   40,889     4.14%
-----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            5,675                              5,942
Noninterest-bearing liabilities                        39,322                             31,904
Stockholders' equity                                  145,062                             99,491
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,802,810                         $1,458,487
-----------------------------------------------------------------------------------------------------------------------
Net interest and dividend income/spread                         $   38,130     2.40%               $   28,136     2.25%
-----------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                 $  173,168                  2.85%  $  122,416                  2.61%
-----------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities                  1.11                               1.09
-----------------------------------------------------------------------------------------------------------------------
OTHER RATIOS:
  Return on average assets (2)                           1.31%                              1.13%
  Return on average equity  (2)                         16.28%                             16.53%
  Noninterest expense to average assets (2)              0.72%                              0.70%
  Efficiency ratio (3)                                     23%                                23%
  Average stockholders' equity to average assets         8.05%                              6.82%
-----------------------------------------------------------------------------------------------------------------------

(1)  Includes  nonaccrual  loans.
(2)  Annualized.
(3) Defined as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend income plus noninterest income. Noninterest expenses for the 2006 period included a one-time charge of $1.5 million.

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

                                                     For the Nine-Months Ended September 30, 2006 vs 2005
                                                  ----------------------------------------------------------
                                                            Increase (Decrease) Due To Change In:
                                                  ----------------------------------------------------------
     ($in thousands)                                  Rate          Volume       Rate/Volume       Total
     -------------------------------------------------------------------------------------------------------
     Interest-earning assets:
       Loans                                      $      4,152   $     15,642   $        989   $     20,783
       Securities                                        2,589          1,097            541          4,227
       Other interest-earning assets                       436             58             34            528
     -------------------------------------------------------------------------------------------------------
     Total interest-earning assets                       7,177         16,797          1,564         25,538
     -------------------------------------------------------------------------------------------------------
     Interest-bearing liabilities:
       Interest checking deposits                           27            (38)            (8)           (19)
       Savings deposits                                    115           (154)           (43)           (82)
       Money market deposits                             2,084            836            423          3,343
       Certificates of deposit                           3,681          7,612          1,017         12,310
     -------------------------------------------------------------------------------------------------------
     Total deposit accounts                              5,907          8,256          1,389         15,552
     -------------------------------------------------------------------------------------------------------
       FHLB advances and Fed Funds purchased               116             97             85            298
       Debentures and accrued interest payable            (108)          (218)             2           (324)
       Debentures - capital securities                       -             20             (2)            18
       Mortgage note payable                                 1             (1)             -              -
     -------------------------------------------------------------------------------------------------------
     Total borrowed funds                                    9           (102)            85             (8)
     -------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                  5,916          8,154          1,474         15,544
     -------------------------------------------------------------------------------------------------------
     Net change in interest and dividend income   $      1,261   $      8,643   $         90   $      9,994
     -------------------------------------------------------------------------------------------------------

PROVISION  FOR  LOAN  LOSSES
----------------------------

The provision for loan losses decreased by $1.4 million to $1.9 million in the first nine months of 2006, from $3.3 million in the first nine months of 2005. The lower provision was primarily due to a decrease in the rate of net loan growth over the prior year period, partially offset by $0.5 million of additional provision associated with various credit downgrades in the 2006 period. Total loans outstanding grew by $123.5 million in the 2006 period, compared to $305.9 million in the 2005 period. The provision for the 2005 period was also favorably impacted by $0.3 million from the satisfaction of a $3.9 million nonaccrual loan in April 2005.

NONINTEREST  INCOME
-------------------

Noninterest income increased by $0.2 million to $4.9 million in the first nine months of 2006, from $4.7 million in the first nine months of 2005. The higher income was primarily due to a $0.3 million increase in fees earned from expired loan commitments and a $0.1 million increase in banking fee income, partially offset by a $0.2 million decrease in income from the prepayment of mortgage loans. Income from the prepayment of mortgage loans for the 2005 period included $0.6 million from the satisfaction of a $3.9 million nonaccrual loan in April 2005.

NONINTEREST  EXPENSES
---------------------

Noninterest expenses increased by $2.0 million to $9.7 million in the first nine months of 2006, from $7.7 million in the first nine months of 2005. Noninterest expenses increased due to the following: a one-time charge of $1.5 million associated with death benefits (as discussed in the section entitled "Comparison of Results of Operations for the Quarters Ended September 30, 2006 and 2005") and increases in professional fees of $0.3 million and all other operating expenses of $0.3 million associated with to the Company's growth in total assets. Payroll costs, exclusive of the one-time charge, remained unchanged as a $0.5 million increase resulting from additional employees, salary increases and a higher cost of employee benefits was offset by a $0.5 million decrease in executive bonuses. The Company had 75 employees at September 30, 2006, compared to 68 at September 30, 2005.

PROVISION  FOR  INCOME  TAXES
-----------------------------

The provision for income taxes increased by $4.2 million to $13.7 million in the first nine months of 2006, from $9.5 million in the first nine months of 2005 due to an increase in pre-tax income. The Company's effective tax rate (inclusive of state and local taxes) amounted to 43.7% in the 2006 period, compared to 43.6% in the 2005 period.

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

The Bank's lending business is dependent on its continuing ability to generate a positive interest rate spread between the rates offered on its deposits and the yields earned on its loans. The Bank needs to pay competitive interest rates to attract and retain deposits to fund its loan originations. The Bank has and expects to continue to rely heavily on certificates of deposit (time deposits) as its main source of funds. Total consolidated deposits amounted to $1.60 billion at September 30, 2006 and time deposits represented 84%, or $1.35 billion, of those deposits, up from 81% at December 31, 2005. Additionally, time deposits of $100,000 or more at September 30, 2006 totaled $489.8 million and included $55.7 million of brokered deposits. Brokered deposits are sold by investment firms, which are paid a fee by the Bank for placing the deposit. The Bank must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Time deposits are the only deposit accounts offered by the Bank that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. At September 30, 2006, the Bank had $616.7 million of time deposits maturing by September 30, 2007. The Bank expects that a substantial portion of these deposits will be renewed and stay with the Bank. The Bank has in the past and may continue in the future to rely on capital contributions from the Holding Company to increase its capital to support its asset growth. The Holding Company made a total of $32.5 million of capital contributions to the Bank during 2005. No contributions of capital were made in the first nine months of 2006. At September 30, 2006, the Bank had excess capital to support an additional $364 million of growth and still maintain a well-capitalized designation.

The  Bank,  from  time  to  time, may borrow funds on an overnight or short-term
basis  to  manage  its  liquidity  needs.   The  Bank  has  agreements  with
correspondent banks whereby it could borrow up to $16 million on an unsecured basis at September 30, 2006. As a member of the FHLB and FRB, the Bank can also borrow from these institutions on a secured basis. In the first nine months of 2006, the Bank borrowed a total of $166.2 million of short-term FHLB advances and overnight borrowings from correspondent banks, all of which was repaid. At September 30, 2006 and December 31, 2005, there were no outstanding borrowings from any of the aforementioned sources. At September 30, 2006, the Bank had available collateral consisting of investment securities to support total borrowings of $331 million from the FHLB and FRB.

Intervest Mortgage Corporation has and expects to continue to rely on the issuance of its subordinated debentures in registered, best efforts offerings to the public as a source of funds to support its loan originations. In addition, as the Bank's mortgage loan portfolio has grown, service fee income received by Intervest Mortgage Corporation from the Bank has comprised an increasing percentage of Intervest Mortgage Corporation's cash flow. The Bank has a servicing agreement with Intervest Mortgage Corporation, which is described under the caption "Liquidity and Capital Resources" on page 46 of the Company's Annual Report on Form 10-K. In addition, from time to time, Intervest Mortgage Corporation has also received capital contributions from the Holding Company. There have been no capital contributions since August 2004.

Intervest Mortgage Corporation's lending business is dependent on its ability to sell its debentures with interest rates that result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures. As detailed in note 7 to the condensed consolidated financial statements included in this report, at September 30, 2006, Intervest Mortgage Corporation had $92.8 million of subordinated debentures outstanding with fixed interest rates that range from 6.25% to 9.00% per annum and maturities that range from April 1, 2007 to July 1, 2014. In the first nine months of 2006, Intervest Mortgage Corporation repaid various debentures for a total of $7.6 million ($6.0 million of principal and $1.6 million of related accrued interest payable) and issued new debentures totaling $16.0 million for net proceeds, after offering costs, of $14.8 million. At September 30, 2006, Intervest Mortgage Corporation had $8.6 million of debentures and related accrued interest payable maturing by September 30, 2007, which is expected to be repaid from cash flow generated from maturities of existing mortgage loans, ongoing operations and cash on hand. On November 1, 2006, Intervest Mortgage Corporation repaid early certain debentures scheduled to mature at various times through April 1, 2009 for a total of $10.3 million ($9.0 million of principal and $1.3 million of accrued interest). Unamortized offering costs associated with these debentures of $0.1 million was expensed as a result of the early retirement.

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

In the first nine months of 2006, the Holding Company repaid various debentures totaling $1.3 million of principal and related accrued interest payable. At September 30, 2006, the Holding Company did not have any debentures maturing by September 30, 2007. In the third quarter of 2005, the Holding Company completed a public offering of 1,436,468 shares of its Class A common stock for $19.75 per share. The issuance of these shares, after underwriting commissions and expenses, resulted in $26.3 million of additional capital which was invested in the Bank as a capital contribution.

From 2001 to 2004, the Holding Company, through its wholly owned business trusts Intervest Statutory Trust I, II, III and IV, issued at various times trust preferred securities for a total of $60 million at both fixed and variable rates of interest that mature in 2031 or later. The total proceeds from these securities have been invested in the Bank at various times through capital contributions. In September 2006, the Holding Company issued additional trust preferred securities in the amount of $10.0 million through its newly established wholly owned business trust Intervest Statutory Trust V. The new securities mature in 30 years and bear interest at a fixed rate of 6.83% per annum for the first five years and thereafter at a floating rate of 1.65% over 3 month LIBOR. The Holding Company intends to use the proceeds from this recent sale, together with $5 million of available cash, to redeem on December 18, 2006 other trust preferred securities in the principal amount of $15 million that bear interest at a fixed rate of 9.88%. The net effect of these actions will reduce future annual interest expense by $0.8 million. Upon the redemption of these securities, $0.4 million of related unamortized issuance costs will be written off as a noncash expense in the fourth quarter of 2006. At such time, the Company will have $55 million of trust preferred securities outstanding, compared to $70 million at September 30, 2006. The Holding Company is required to make interest payments on the principal of all the trust-preferred securities, which amounted to $5.0 million annually as of September 30, 2006. The Bank provides funds to Holding Company in the form of dividends for this purpose. At September 30, 2006, $51.5 million of the trust preferred securities qualified as regulatory Tier 1 capital and the remainder qualified as Tier 2 capital in the Holding Company's computation of regulatory capital.

Additional information concerning outstanding time deposits, debentures and trust preferred securities, including interest rates and maturity dates can be found in notes 6, 7 and 8 of the notes to the condensed consolidated financial statements included in this report.

At September 30, 2006, the Company's commitments to lend aggregated $49.6 million. Although there is no certainty, management anticipates that the majority of these loan commitments will be funded over the next 12 months. If all these commitments were to close, they would be funded by the sources of funds described above. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities. Management is not aware of any trends, known demand, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

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

The Bank is required to maintain regulatory defined minimum Tier 1 leverage and Tier 1and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At September 30, 2006 and December 31, 2005, management believes the Bank met its capital adequacy requirements and is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management is not aware of any conditions or events that would change the Bank's designation as a well-capitalized institution.

Information regarding the Bank's regulatory capital and related ratios is summarized as follows:

                                               At September 30,    At December 31,
                                              ------------------  -----------------
     ($in thousands)                                 2006               2005
     ------------------------------------------------------------------------------
     Tier 1 Capital                           $         170,614   $        156,842
     Tier 2 Capital                                      16,655             14,846
     ------------------------------------------------------------------------------
     Total risk-based capital                 $         187,269   $        171,688
     ------------------------------------------------------------------------------
     Net risk-weighted assets                 $       1,509,152   $      1,362,728
     Average assets for regulatory purposes   $       1,734,296   $      1,562,779
     ------------------------------------------------------------------------------
     Tier 1 capital to average assets                      9.84%             10.04%
     Tier 1 capital to risk-weighted assets               11.31%             11.51%
     Total capital to risk-weighted assets                12.41%             12.60%
     ------------------------------------------------------------------------------

The Holding Company on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At September 30, 2006 and December 31, 2005, management believes that the Holding Company met its capital adequacy requirements.

Information regarding the Company's (consolidated) regulatory capital and related ratios is summarized below:

                                               At September 30,    At December 31,
                                              ------------------  -----------------
     ($in thousands)                                 2006               2005
     ------------------------------------------------------------------------------
     Tier 1 Capital (1)                       $         205,869   $        181,571
     Tier 2 Capital (1)                                  35,571             29,788
     ------------------------------------------------------------------------------
     Total risk-based capital                 $         241,440   $        211,359
     ------------------------------------------------------------------------------
     Net risk-weighted assets                 $       1,622,332   $      1,466,027
     Average assets for regulatory purposes   $       1,858.811   $      1,673,832
     ------------------------------------------------------------------------------
     Tier 1 capital to average assets                     11.08%             10.85%
     Tier 1 capital to risk-weighted assets               12.69%             12.39%
     Total capital to risk-weighted assets                14.88%             14.42%
     ------------------------------------------------------------------------------

     (1) At September 30, 2006 and December 31, 2005, there were $70 million and $60 million, respectively, of qualifying capital securities outstanding (representing at September 30, 2006 total debentures of $72.2 million issued to Statutory Trust I, II, III IV and V by the Holding Company less the Holding Company's investments in those trusts aggregating $2.2 million). At September 30, 2006 and December 31, 2005, $51.5 million and $45.4 million of those securities, respectively, was included in Tier 1 Capital, and the remaining portion was included in Tier 2 Capital.

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

For a further discussion of these changes, see page 49 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. As of September 30, 2006 and December 31, 2005, assuming the Company no longer included its trust preferred securities in Tier 1 Capital, the Company would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action.

Intervest Securities Corporation is subject to the Securities and Exchange Commission's (SEC) Uniform Net Capital Rule [15c3-1 (a) (2) (vi)], which requires the maintenance of minimum net capital of $5,000. At September 30, 2006 and December 31, 2005, Intervest Securities Corporation's net capital was $0.5 million.

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

The Company's one-year positive interest rate sensitivity gap decreased to $273.6 million, or 13.9% of total assets, at September 30, 2006, from $498.7 million, or 29.2% at December 31, 2005. The decrease in the positive gap primarily reflects an increase in loans and security investments with over one-year maturities, funded by increases in time deposits with terms of one year or less.

For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, the one-year gap would then change. The behavior of core depositors may not necessarily result in the immediate withdrawal of funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 23.4% at September 30, 2006, compared to a positive 40.1% at December 31, 2005.

The table that follows summarizes interest-earning assets and interest-bearing liabilities as of September 30, 2006, that are scheduled to mature or reprice within the periods shown.

                                                  0-3       4-12   Over 1-4      Over 4
                                                  ---       ----   --------      ------
($in thousands)                                Months     Months      Years       Years       Total
----------------------------------------------------------------------------------------------------
Loans (1)                                   $554,057   $312,711   $ 420,264   $209,888   $1,496,920
Securities held to maturity (2)               58,725    127,133     149,191      5,734      340,783
Short-term investments                        92,077          -           -          -       92,077
FRB and FHLB stock                             2,374          -           -      3,439        5,813
----------------------------------------------------------------------------------------------------
Total rate-sensitive assets                 $707,233   $439,844   $ 569,455   $219,061   $1,935,593
----------------------------------------------------------------------------------------------------
Deposit accounts (3):
  Interest checking deposits                $  6,591   $      -   $       -   $      -   $    6,591
  Savings deposits                            11,876          -           -          -       11,876
  Money market deposits                      231,450          -           -          -      231,450
  Certificates of deposit                    125,553    491,155     597,822    132,543    1,347,073
----------------------------------------------------------------------------------------------------
  Total deposits                             375,470    491,155     597,822    132,543    1,596,990
----------------------------------------------------------------------------------------------------
Debentures and mortgage note payable (1)           -      4,750      89,972     73,493      168,215
Accrued interest on all borrowed funds (1)     1,916        179       3,219        551        5,865
----------------------------------------------------------------------------------------------------
Total borrowed funds                           1,916      4,929      93,191     74,044      174,080
----------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities            $377,386   $496,084   $ 691,013   $206,587   $1,771,070
----------------------------------------------------------------------------------------------------
GAP (repricing differences)                 $329,847   $(56,240)  $(121,558)  $ 12,474   $  164,523
----------------------------------------------------------------------------------------------------
Cumulative GAP                              $329,847   $273,607   $ 152,049   $164,523   $  164,523
----------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                  16.7%      13.9%        7.7%       8.4%         8.4%
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

In this regard, the Company is continuing its process of documenting and evaluating its internal controls over financial reporting in order to satisfy these requirements. The process includes the involvement of internal resources and outside consultants. This process is designed to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) verify through testing that controls are functioning as documented. To date, the Company has identified certain deficiencies in the design and operating effectiveness of its internal controls over financial reporting, and it believes that they have been corrected or are in the process of being corrected. Although this process is not completed, management is not aware of any "significant deficiencies" or "material weaknesses" in the Company's internal controls over financial reporting, as defined in applicable SEC rules and regulations.

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

ITEM  4.  CONTROLS  AND  PROCEDURES

The Company's management evaluated, with the participation of its Principal Executive and Financial Officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to September 30, 2006.

PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The information set forth under Note 14 contained in the "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM  1A.  RISK  FACTORS

The Company's business is affected by a number of factors, including but not limited to the impact of: interest rates; loan demand; loan concentrations; loan prepayments; dependence on brokers and other sources for new loan referrals, ability to raise funds for investment; competition; general or local economic conditions; credit risk and the related adequacy of the allowance for loan losses; terrorist acts; natural disasters; armed conflicts; environmental liabilities; regulatory supervision and regulation and costs thereof; and dependence on a limited number of executive officers and other key personnel.

This Item 1A requires disclosure of any material changes from risk factors previously disclosed in the Company's most recent Form 10-K. A discussion of material changes to one factor follows:

WE DEPEND ON OUR EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES TO IMPLEMENT OUR BUSINESS STRATEGY AND OUR BUSINESS MAY SUFFER IF WE LOSE THEIR SERVICES.

Our success is largely dependent on the business expertise and relationships of a small number of our executive officers and other key employees. Jerome Dansker, our founding chairman and chief executive officer who was instrumental to our success, passed away in August 2006. Consistent with our succession planning, his duties were assumed by his son, Lowell S. Dansker. On August 17, 2006, Lowell S. Dansker, age 55, was elected our new Chairman of the Board and Chief Executive Officer and John J. Arvonio, age 43, was elected our Chief Financial Officer. Mr. Lowell S. Dansker previously served as Vice Chairman of the Board since October 2003 and as President and Treasurer since 1993. He will continue to serve as President of the Company. Mr. Arvonio has served as Senior Vice President, Chief Financial Officer and Secretary of Intervest National Bank, our wholly-owned subsidiary since September 2000 and as our Chief
Accounting Officer since December 2005. He will continue to serve in those capacities. If the services of any of our executive officers or other key employees were to become unavailable for any reason, the growth, performance and operation of our company and its subsidiaries might be adversely affected because of their skills and knowledge of the markets in which we operate, years of real estate lending experience and the difficulty of promptly finding qualified replacement personnel. As a result, our ability to successfully grow our business will depend, in part, on our ability to attract and retain additional qualified officers and employees.

Other than the changes to the risk factor discussed above, there have been no material changes to the Company's remaining risk factors disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, where such factors are discussed on pages 22 through 26. ``
ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS
        Not  Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
        Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
(a)     Not  Applicable
(b)     Not  Applicable
(c)     Not  Applicable
(d)     Not  Applicable

ITEM  5.  OTHER  INFORMATION
        Not  Applicable

ITEM  6.  EXHIBITS

The following exhibits are filed as part of this report.
4.0 Letter Agreement between the Company and Jean Dansker dated as of October 4, 2006, incorporated by reference to the Company's Form 8-K, File No. 000-23377, filed on October 6, 2006, wherein such document is identified as Exhibit 99.1.

4.1 Form of Indenture between the Company, as Issuer, and Wilmington Trust Company, as Trustee, dated as of September 21, 2006.

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

                                        INTERVEST BANCSHARES CORPORATION
                                        ----------------------------------
                                        (Registrant)


Date:  November 2, 2006                 By:  /s/ Lowell S. Dansker
                                        -------------------------------
                                        LOWELL S. DANSKER, CHAIRMAN AND
                                        EXECUTIVE VICE PRESIDENT
                                        (PRINCIPAL EXECUTIVE OFFICER)

Date:  November 2, 2006                 By:  /s/ John J. Arvonio
                                         -----------------------------
                                        JOHN J. ARVONIO, CHIEF FINANCIAL AND
                                        ACCOUNTING OFFICER
                                        (PRINCIPAL FINANCIAL OFFICER)