Form 10-Q
period 2007-03-31
INTERVEST BANCSHARES CORP
filed 2007-05-07
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From              to

Commission file number 000-23377

INTERVEST BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3699013
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Rockefeller Plaza, Suite 400 New York, New York 10020-2002
(Address of principal executive offices) (Zip Code)

(212) 218-2800
(Registrant’s telephone number, including area code)

Not Applicable
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

Large Accelerated Filer            Accelerated Filer  XX    Nonaccelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES            NO  XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:

Class A Common Stock, $1.00 par value per share	8,095,135 outstanding as of April 30, 2007

Class B Common Stock, $1.00 par value per share	385,000 outstanding as of April 30, 2007

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

FORM 10-Q

March 31, 2007

Private Securities Litigation Reform Act Safe Harbor Statement

Intervest Bancshares Corporation and Subsidiaries (the “Company”) is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements.

PART 1. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$8,144	$9,747
Federal funds sold	62,173	13,662
Commercial paper and other short-term investments	14,136	16,786
Total cash and cash equivalents	84,453	40,195
Securities held to maturity, net (estimated fair value of $372,880 and $402,871, respectively)	373,322	404,015
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	6,001	6,938
Loans receivable (net of allowance for loan losses of $18,687 and $17,833, respectively)	1,531,683	1,472,820
Accrued interest receivable	11,470	12,769
Loan fees receivable	10,262	10,443
Premises and equipment, net	6,258	6,379
Deferred income tax asset	9,049	8,694
Deferred debenture offering costs, net	4,878	5,158
Investments in unconsolidated subsidiaries	1,702	1,702
Other assets	1,580	2,640
Total assets	$2,040,658	$1,971,753
LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$4,126	$4,849
Interest-bearing deposit accounts:
Checking (NOW) accounts	6,796	12,934
Savings accounts	9,876	10,684
Money market accounts	224,738	224,673
Certificate of deposit accounts	1,432,169	1,335,394
Total deposit accounts	1,677,705	1,588,534
Borrowed Funds:
Federal Home Loan Bank advances	—	25,000
Subordinated debentures	83,380	86,710
Subordinated debentures—capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	4,364	4,282
Mortgage note payable	212	215
Total borrowed funds	144,658	172,909
Accrued interest payable on deposits	4,787	4,259
Mortgage escrow funds payable	27,679	19,747
Official checks outstanding	3,450	13,178
Other liabilities	6,881	3,080
Total liabilities	1,865,160	1,801,707
STOCKHOLDERS’ EQUITY
Preferred stock (300,000 shares authorized, none issued)	—	—
Class A common stock ($1.00 par value, 12,000,000 shares authorized, 7,992,121 and 7,986,595 shares issued and outstanding, respectively)	7,992	7,986
Class B common stock ($1.00 par value, 700,000 shares authorized, 385,000 shares issued and outstanding)	385	385
Additional paid-in-capital, common	75,191	75,098
Retained earnings	91,930	86,577
Total stockholders’ equity	175,498	170,046
Total liabilities and stockholders’ equity	$2,040,658	$1,971,753

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended March 31,
($ in thousands, except per share data)	2007	2006
INTEREST AND DIVIDEND INCOME
Loans receivable	$27,988	$26,931
Securities	4,987	2,747
Other interest-earning assets	290	388
Total interest and dividend income	33,265	30,066
INTEREST EXPENSE
Deposits	18,737	14,559
Subordinated debentures	1,771	1,908
Subordinated debentures—capital securities	886	1,090
Other borrowed funds	301	23
Total interest expense	21,695	17,580
Net interest and dividend income	11,570	12,486
Provision for loan losses	854	361
Net interest and dividend income after provision for loan losses	10,716	12,125
NONINTEREST INCOME
Customer service fees	79	159
Income from mortgage lending activities	267	249
Income from the early repayment of mortgage loans	1,246	1,674
Gain from early call of investment securities	10	—
Total noninterest income	1,602	2,082
NONINTEREST EXPENSES
Salaries and employee benefits	1,375	1,459
Occupancy and equipment, net	463	403
Data processing	201	178
Professional fees and services	230	225
Stationery, printing and supplies	62	53
Postage and delivery	35	41
FDIC and general insurance	96	88
Director and committee fees	88	122
Advertising and promotion	61	72
Loss on early extinguishment of debentures	13	—
All other	145	155
Total noninterest expenses	2,769	2,796
Earnings before income taxes	9,549	11,411
Provision for income taxes	4,196	4,991
Net earnings	$5,353	$6,420
Basic earnings per share	$0.64	$0.82
Diluted earnings per share	$0.62	$0.77
Cash dividends per share	$—	$—

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Quarter Ended March 31,
	2007		2006
($ thousands)	Shares	Amount	Shares	Amount
CLASS A COMMON STOCK
Balance at beginning of period	7,986,595	$7,986	7,438,058	$7,438
Issuance of shares upon the conversion of debentures	5,526	6	14,584	15
Balance at end of period	7,992,121	7,992	7,452,642	7,453
CLASS B COMMON STOCK
Balance at beginning and end of period	385,000	385	385,000	385
ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		75,098		65,309
Issuance of shares upon the conversion of debentures		93		215
Balance at end of period		75,191		65,524
RETAINED EARNINGS
Balance at beginning of period		86,577		63,046
Net earnings for the period		5,353		6,420
Balance at end of period		91,930		69,466
Total stockholders’ equity at end of period	8,377,121	$175,498	7,837,642	$142,828

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended March 31,
($ in thousands)	2007	2006
OPERATING ACTIVITIES
Net earnings	$5,353	$6,420
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	158	136
Provision for loan losses	854	361
Deferred income tax benefit	(355)	(220)
Amortization of deferred debenture offering costs	266	284
Loss on the early extinguishment of debentures	13	—
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(2,024)	(2,752)
Net increase in accrued interest payable on debentures	113	722
Net decrease in official checks outstanding	(9,728)	(8,789)
Net decrease (increase) in loan fees receivable	181	(288)
Net change in all other assets and liabilities	7,858	3,857
Net cash provided by (used in) operating activities	2,689	(269)
INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	50,127	29,050
Purchases of securities held to maturity	(19,258)	(105,449)
Net increase in loans receivable	(59,050)	(33,219)
Redemptions (purchases) of FRB and FHLB stock, net	937	(1,058)
Purchases of premises and equipment, net	(37)	(62)
Net cash used in investing activities	(27,281)	(110,738)
FINANCING ACTIVITIES
Net increase in deposits	89,171	54,351
Net increase in mortgage escrow funds payable	7,932	5,528
Net (decrease) increase in short-term FHLB advances	(25,000)	23,500
Principal repayments of debentures and mortgage note payable	(3,253)	(1,253)
Debenture issuance costs	—	(4)
Net cash provided by financing activities	68,850	82,122
Net increase (decrease) in cash and cash equivalents	44,258	(28,885)
Cash and cash equivalents at beginning of period	40,195	56,716
Cash and cash equivalents at end of period	$84,453	$27,831
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$20,799	$16,122
Income taxes	675	2,956
Noncash activities:
Conversion of debentures and accrued interest into Class A common stock	99	230

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Principles of Consolidation, Basis of Presentation and Use of Estimates

The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiaries in this report have not been audited except for information derived from the 2006 audited consolidated financial statements and notes thereto. The condensed consolidated financial statements in this report should be read in conjunction with the 2006 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to United States generally accepted accounting principles and to general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the estimated fair values of financial instruments. In the opinion of management, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period.

Note 2—Description of Business

Intervest Bancshares Corporation is a registered financial holding company referred to by itself as the “Holding Company.” At March 31, 2007, its wholly owned consolidated subsidiaries consisted of Intervest National Bank (the “Bank”) and Intervest Mortgage Corporation. All the entities are referred to collectively as the “Company” on a consolidated basis. The Holding Company’s primary business is the ownership and operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending, including the participation in loans originated by the Bank. From time to time, the Holding Company also issues debt and equity securities to raise funds for working capital purposes. The Holding Company also has four wholly owned subsidiaries, Intervest Statutory Trust II, III, IV and V, that are unconsolidated entities as required by Financial Accounting Standards Board (FASB) Interpretation No. 46-R, “Consolidation of Variable Interest Entities.”

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

Note 2—Description of Business—Continued

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

Intervest Statutory Trust II, III, IV and V are business trusts that were formed for the sole purpose of issuing and administering trust preferred securities and they do not conduct any trade or business. For a further discussion, see note 9 to the consolidated financials statements included in the Company’s 2006 annual report on Form 10-K.

Note 3—Securities

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd- Avg Yield	Wtd-Avg Remaining Maturity
At March 31, 2007
U.S. government agencies (1)	207	$366,289	$223	$622	$365,890	4.98%	1.9 Years
Corporate	7	7,033	—	43	6,990	5.78%	26.4 Years
	214	$373,322	$223	$665	$372,880	4.99%	2.3 Years
At December 31, 2006
U.S. government agencies (1)	221	$398,005	$120	$1,218	$396,907	4.87%	1.9 Years
Corporate	6	6,010	—	46	5,964	5.62%	26.5 Years
	227	$404,015	$120	$1,264	$402,871	4.88%	2.3 Years

(1) Consist of debt obligations of FHLB, FNMA, FHLMC or FFCB.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

		Less Than Twelve Months		Twelve Months or Longer		Total
($ in thousands)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At March 31, 2007
U.S. government agencies	149	$130,009	$169	$142,761	$453	$272,770	$622
Corporate	7	6,990	43	—	—	6,990	43
	156	$136,999	$212	$142,761	$453	$279,760	$665
At December 31, 2006
U.S. government agencies	184	$227,971	$597	$113,510	$621	$341,481	$1,218
Corporate	6	5,964	46	—	—	5,964	46
	190	$233,935	$643	$113,510	$621	$347,445	$1,264

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3—Securities—Continued

Historically, the Bank has always recovered the cost of its investment securities upon maturity. Management evaluates the securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. There were no other-than-temporary impairment write-downs recorded, securities classified as available for sale, or sales of securities during the reporting periods.

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity as of March 31, 2007 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$121,263	$120,969	4.49%
Due after one year through five years	240,025	239,936	5.21
Due after five years through ten years	5,001	4,985	5.54
Due after ten years	7,033	6,990	5.79
	$373,322	$372,880	4.99%

Note 4—Loans Receivable

Loans receivable are summarized as follows:

	At March 31, 2007		At December 31, 2006
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	290	$848,028	285	$812,063
Residential multifamily loans	231	662,113	228	634,753
Land development and other land loans	21	50,706	23	54,917
Residential 1-4 family loans	1	34	1	35
Commercial business loans	20	719	21	745
Consumer loans	9	181	12	218
Loans receivable	572	1,561,781	570	1,502,731
Deferred loan fees		(11,411)		(12,078)
Loans receivable, net of deferred fees		1,550,370		1,490,653
Allowance for loan losses		(18,687)		(17,833)
Loans receivable, net		$1,531,683		$1,472,820

At March 31, 2007 and December 31, 2006, there were $11.7 million and $3.3 million of loans on a nonaccrual status, respectively. These loans were considered impaired under the criteria of SFAS No.114. but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded the Company’s recorded investment. At March 31, 2007 and December 31, 2006, there were no other loans classified as impaired or ninety days past due and still accruing interest.

Interest income that was not recorded on nonaccrual loans under their contractual terms for the quarter ended March 31, 2007 and 2006 amounted to $169,000 and $51,000, respectively. The average balance of nonaccrual loans for the quarter ended March 31, 2007 and 2006 was $6.1 million and $2.9 million, respectively.

Note 5—Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	Quarter Ended March 31,
($ in thousands)	2007	2006
Balance at beginning of period	$17,833	$15,181
Provision charged to operations	854	361
Balance at end of period	$18,687	$15,542

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6—Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At March 31, 2007		At December 31, 2006
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$644,469	4.84%	$630,454	4.77%
Over one to two years	216,063	4.63	193,993	4.49
Over two to three years	241,906	4.67	204,636	4.59
Over three to four years	148,723	4.86	178,767	4.71
Over four years	181,008	5.28	127,544	5.36
	$1,432,169	4.84%	$1,335,394	4.75%

Certificate of deposit accounts of $100,000 or more totaled $562.9 million and $490.9 million at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, certificate of deposit accounts of $100,000 or more by remaining maturity were as follows: $244.5 million due within one year; $64.9 million due over one to two years; $98.4 million due over two to three years; $58.8 million due over three to four years; and $96.3 million due over four years.

Note 7—Subordinated Debentures and Mortgage Note Payable

Subordinated debentures by series and mortgage note payable are summarized as follows:

($ in thousands)		At March 31, 2007	At December 31, 2006
INTERVEST MORTGAGE CORPORATION:
Series 01/17/02—interest at 7 3/4% fixed	—due October 1, 2009	$2,250	$2,250
Series 08/05/02—interest at 7 1/2% fixed	—due January 1, 2008	3,000	3,000
Series 08/05/02—interest at 7 3/4% fixed	—due January 1, 2010	3,000	3,000
Series 01/21/03—interest at 7 % fixed	—due July 1, 2008	3,000	3,000
Series 01/21/03—interest at 7 1/4% fixed	—due July 1, 2010	3,000	3,000
Series 07/25/03—interest at 6 3/4% fixed	—due October 1, 2008	3,000	3,000
Series 07/25/03—interest at 7 % fixed	—due October 1, 2010	3,000	3,000
Series 11/28/03—interest at 6 1/4% fixed	—due April 1, 2007	—	2,000
Series 11/28/03—interest at 6 1/2% fixed	—due April 1, 2009	3,500	3,500
Series 11/28/03—interest at 6 3/4% fixed	—due April 1, 2011	4,500	4,500
Series 06/07/04—interest at 6 1/4% fixed	—due January 1, 2008	2,500	2,500
Series 06/07/04—interest at 6 1/2% fixed	—due January 1, 2010	4,000	4,000
Series 06/07/04—interest at 6 3/4% fixed	—due January 1, 2012	5,000	5,000
Series 03/21/05—interest at 6 1/4% fixed	—due April 1, 2009	3,000	3,000
Series 03/21/05—interest at 6 1/2% fixed	—due April 1, 2011	4,500	4,500
Series 03/21/05—interest at 7% fixed	—due April 1, 2013	6,500	6,500
Series 08/12/05—interest at 6 1/4% fixed	—due October 1, 2009	2,000	2,000
Series 08/12/05—interest at 6 1/2% fixed	—due October 1, 2011	4,000	4,000
Series 08/12/05—interest at 7% fixed	—due October 1, 2013	6,000	6,000
Series 06/12/06—interest at 6 1/2% fixed	—due July 1, 2010	2,000	2,000
Series 06/12/06—interest at 6 3/4% fixed	—due July 1, 2012	4,000	4,000
Series 06/12/06—interest at 7% fixed	—due July 1, 2014	10,000	10,000
		81,750	83,750
INTERVEST BANCSHARES CORPORATION:
Series 05/14/98—interest at 8% fixed	—due July 1, 2008	1,630	1,710
Series 12/15/00—interest at 9% fixed	—due April 1, 2008	—	1,250
		1,630	2,960
INTERVEST NATIONAL BANK:
Mortgage note payable (1) – interest at 7% fixed	—due February 1, 2017	212	215
		$83,592	$86,925

(1) The note cannot be prepaid except during the last year of its term.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7—Subordinated Debentures and Mortgage Note Payable, Continued

Intervest Bancshares Corporation repaid the following debentures during the quarter ended March 31, 2007:

•	Series 12/15/00 due 04/01/08 were repaid early on 3/1/07 for $1.25 million of principal and $13,000 of accrued interest.

Intervest Mortgage Corporation repaid the following debentures during the quarter ended March 31, 2007:

•	Series 11/28/03 due 04/01/07 were repaid early on 2/1/07 for $2.0 million of principal and $504,000 of accrued interest.

Scheduled contractual maturities as of March 31, 2007 were as follows:

($ in thousands)	Principal	Accrued Interest
For the period April 1, 2007 to December 31, 2007	$12	$1,230
For the year ended December 31, 2008 (1)	13,146	1,571
For the year ended December 31, 2009	10,767	245
For the year ended December 31, 2010	15,019	402
For the year ended December 31, 2011	13,020	357
Thereafter	31,628	434
	$83,592	$4,239

(1) In March 2007, the Holding Company notified the holders of its convertible subordinated debentures that are contractually due to mature on July 1, 2008 that such debentures will be redeemed by the Holding Company on May 1, 2007 for face value plus accrued interest payable, which totaled $1.6 million in principal and $1.3 million in accrued interest as of March 31, 2007. These debentures are convertible along with accrued interest at the option of the holders at any time prior to April 22, 2007 into shares of the Holding Company’s Class A common stock at $18.00 per share. In the first quarter of 2007, $99,000 of debentures ($80,000 of principal and $19,000 of accrued interest payable) were converted into 5,526 shares of Class A common stock at $18.00 per share.

Interest is paid quarterly on Intervest Mortgage Corporation’s debentures except for the following: $0.1 million of Series 1/17/02; $1.1 million of Series 8/05/02; $1.3 million of Series 11/28/03; $1.9 million of Series 6/7/04; $1.9 million of Series 3/21/05; $1.8 million of Series 8/12/05 and $2.3 million of Series 6/12/06, all of which accrue and compound interest quarterly, with such interest due and payable at maturity. The holders of Intervest Mortgage Corporation’s Series 1/17/02 through 8/12/05 debentures can require Intervest Mortgage Corporation, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning January 1, 2008 for Series 6/7/04, April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05). However, in no calendar year can the required purchases be more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

Intervest Mortgage Corporation’s may redeem its debentures at any time, in whole or in part, for face value, except for Series 6/12/06, which would be at a premium of 1% if they were redeemed prior to January 1, 2008. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Note 8—Short-Term Borrowings and Lines of Credit

At March 31, 2007, the Bank had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), the Bank can also borrow from these institutions on a secured basis. At March 31, 2007, the Bank had available collateral consisting of investment securities to support additional total borrowings of $355 million from the FHLB and FRB.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8—Short-Term Borrowings and Lines of Credit—Continued

The following is a summary of certain information regarding short-term borrowings in the aggregate:

	Quarter Ended March 31,
($ in thousands)	2007	2006
Balance at period end	$—	$23,500
Maximum amount outstanding at any month end	$27,400	$23,500
Average outstanding balance for the period	$21,928	$1,522
Weighted-average interest rate paid for the period	5.49%	5.06%
Weighted-average interest rate at period end	—%	5.06%

Note 9—Common Stock Warrants

At March 31, 2007, the Holding Company had common stock warrants outstanding that entitle its current holder, the estate of the former Chairman of the Company, Jerome Dansker, to purchase one share of the Holding Company’s Class B common stock for each outstanding warrant. All warrants are vested and exercisable and they expire on January 31, 2008.

A summary of the activity in the Holding Company’s common stock warrants and related information for quarter ended March 31, 2007 follows (intrinsic value is presented in thousands):

	Exercise Price Per Warrant		Total Warrants	Wtd.-Avg. Exercise Price
Class B Common Stock Warrants:	$6.67	$10.00
Outstanding at December 31, 2006 and March 31, 2007	145,000	50,000	195,000	$7.52
Remaining contractual term at March 31, 2007	10 Months	10 Months	10 Months
Intrinsic value (1)	$3,194	$935	$4,129

(1) Intrinsic value represents the value of the Holding Company’s closing stock price ($28.70) of its Class A common stock on March 30, 2007 in excess of the exercise price multiplied by the number of warrants outstanding. There is no trading market for the Class B common stock. The Class B common stock can be converted into Class A common stock at anytime.

There were no grants of warrants or options during the quarter ended March 31, 2007 and 2006, and no compensation expense recorded in either of these reporting periods in connection with the Holding Company’s outstanding warrants.

Note 10—Earnings Per Share (EPS)

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

Note 10—Earnings Per Share (EPS), Continued

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	Quarter Ended March 31,
($ in thousands, except share and per share amounts)	2007	2006
Basic Earnings Per Share:
Net earnings applicable to common stockholders	$5,353	$6,420
Average number of common shares outstanding	8,373,096	7,825,746
Basic Earnings Per Share	$0.64	$0.82
Diluted Earnings Per Share:
Net earnings applicable to common stockholders	$5,353	$6,420
Adjustment to net earnings from assumed conversion of debentures (1)	34	40
Adjusted net earnings for diluted earnings per share computation	$5,387	$6,460
Average number of common shares outstanding:
Common shares outstanding	8,373,096	7,825,746
Potential dilutive shares resulting from exercise of warrants (2)	86,006	308,888
Potential dilutive shares resulting from conversion of debentures (3)	162,293	212,149
Total average number of common shares outstanding used for dilution	8,621,395	8,346,783
Diluted Earnings Per Share	$0.62	$0.77

(1) Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.

(2) All outstanding warrants were considered for the EPS computations.

(3) Convertible debentures (principal and accrued interest) outstanding at March 31, 2007 and 2006 totaling $2.9 million and $3.3 million, respectively, were convertible into common stock at a price of $18.00 per share in 2007 and $16.00 per share in 2006 and resulted in additional common shares (based on average balances outstanding).

Note 11—Off-Balance Sheet Financial Instruments

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

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

	At March 31,	At December 31,
($ in thousands)	2007	2006
Unfunded loan commitments	$160,032	$107,848
Available lines of credit	974	939
Standby letters of credit	120	100
	$161,126	$108,887

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12—Regulatory Capital

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

In 2005, the Federal Reserve issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies (BHC), but with stricter limitations on the use of such securities. The rule provides a transition period for BHCs to meet the new, stricter limitations within regulatory capital by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009. Until March 31, 2009, BHCs generally must comply with the current Tier 1 capital limits. As of March 31, 2007 and December 31, 2006, assuming the Holding Company no longer included its eligible trust preferred securities (which totaled $55.0 million) in Tier 1 Capital, the Holding Company would still have exceed the well capitalized threshold under the regulatory framework for prompt corrective action.

Management believes, as of March 31, 2007 and December 31, 2006, that the Holding Company and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2007, the most recent notification from the Bank’s regulators categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management is not aware of any current conditions or events outstanding that would change the designation from well capitalized.

At March 31, 2007, the actual capital of the Bank on a percentage basis was as follows:

	Actual Ratios	Minimum Requirement	To Be Considered Well Capitalized
Total capital to risk-weighted assets	12.84%	8.00%	10.00%
Tier 1 capital to risk-weighted assets	11.68%	4.00%	6.00%
Tier 1 capital to total average assets – leverage ratio	9.86%	4.00%	5.00%

At March 31, 2007, the actual capital of the Holding Company (consolidated) on a percentage basis was as follows:

	Actual Ratios	Minimum Requirement	To Be Considered Well Capitalized
Total capital to risk-weighted assets	14.80%	8.00%	NA
Tier 1 capital to risk-weighted assets	13.69%	4.00%	NA
Tier 1 capital to total average assets – leverage ratio	11.58%	4.00%	NA

Note 13—Contingencies

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14—Recent Accounting Pronouncements

SFAS 159—Fair Value Accounting. In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective beginning January 1, 2008. The Company is currently evaluating the provisions of SFAS 159 and its potential effect on its financial statements.

SFAS 158—Accounting for Pension Plans. On January 1, 2007, the Company adopted SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the consolidated statement of financial condition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Currently, the Company does not offer any plans covered under this statement and therefore the adoption of this statement had no effect on the Company’s financial statements.

SFAS 157—Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective beginning January 1, 2008. The Company is currently evaluating the provisions of SFAS 157 and its potential effect on its financial statements.

SFAS 156—Accounting for Servicing of Financial Assets. On January 1, 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value basis. The adoption of this statement did not have any effect on the Company’s financial statements.

SFAS 155—Accounting for Certain Hybrid Financial Instruments. On January 1, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in case in which a derivative would otherwise have to be bifurcated. The Company does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps. The adoption of this statement did not affect the Company’s financial statements.

FIN 48—Accounting for Uncertainty in Income Taxes. On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this statement had no effect the Company’s financial statements.

SAB 108—Accounting for Misstatements. On January 1, 2007, the Company adopted the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. The adoption of this statement did not affect the Company’s financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15—Subsequent Events

On April 30, 2007, the Holding Company’s board of directors approved the payment of the Holding Company’s first cash dividend of $0.25 per share on the Holding Company’s outstanding Class A and Class B common stock. The dividend is payable June 15, 2007 to shareholders of record on the close of business June 1, 2007.

Additionally, the Holding Company’s board of directors authorized a share repurchase plan. Under the plan, the Holding Company is authorized to purchase up to $10 million of its outstanding shares of Class A common stock over the next six months. The repurchases will be made in the open market at prevailing prices or in privately negotiated transactions in accordance with all applicable securities laws and regulations. Such purchases will be made, from time to time, subject to market conditions, at the discretion of the Holding Company’s management. The plan does not obligate the Holding Company to acquire any particular amount of the Class A common stock and the plan may be suspended or discontinued at any time.

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, P.A., P.C., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith, P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of March 31, 2007 and the related condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2007, we, based on our audit expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith, P.A., P.C.
HACKER, JOHNSON & SMITH, P.A.,P.C.
Tampa, Florida
April 26, 2007

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following management’s discussion of financial condition and results of operations of Intervest Bancshares Corporation and Subsidiaries should be read in conjunction with the accompanying quarterly condensed consolidated financial statements in this report on Form 10-Q as well as the entire annual report on Form 10-K for the year ended December 31, 2006.

At March 31, 2007, Intervest Bancshares Corporation had two wholly owned consolidated subsidiaries, Intervest National Bank and Intervest Mortgage Corporation (hereafter, together with Intervest Bancshares Corporation, referred to collectively as the “Company” on a consolidated basis). Intervest Bancshares Corporation and Intervest National Bank may be referred to individually as the “Holding Company” and the “Bank,” respectively. The Holding Company also had four wholly owned unconsolidated subsidiaries, Intervest Statutory Trust II, III, IV and V, which were formed in connection with the issuance of trust preferred securities. In October 2006, the limited operations of Intervest Securities Corporation, another wholly owned subsidiary of the Holding Company, were discontinued and its net assets were distributed to the Holding Company. For a discussion of the Company’s business, see note 2 to the condensed consolidated financial statements in this report.

The Company’s revenues are comprised of interest, dividends and fees earned on its interest-earning assets (which are mortgage loans, securities and other short-term investments) and noninterest income. The Company’s expenses consist of interest paid on its interest-bearing liabilities, which are comprised of deposits, debentures and other short-term borrowings, as well as its operating and general expenses.

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

The Company’s loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). The loans have an average life of approximately three years. The Company does not own or originate sub prime single-family home loans and it does not own or originate construction/development loans.

The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State and the State of Florida. A significant portion of the residential properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which in turn may affect the borrower’s ability to repay those mortgage loans. The Company also originates loans on properties in other states, including Alabama, Connecticut, Florida, Georgia, Indiana, Kentucky, Massachusetts, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Virginia and Washington D.C.

Critical Accounting Policies

The Company believes that currently its only accounting policy that is critical to the presentation of its financial statements and requires estimates and judgment on the part of management relates to the determination of the Company’s allowance for loan losses. The allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about future loan chargeoffs. The impact of a sudden large chargeoff could deplete the allowance and potentially require increased provisions to replenish the allowance, which could negatively affect the Company’s earnings and financial position. A more detailed discussion of the factors and estimates used in computing the allowance can be found under the caption “Critical Accounting Policies” on pages 34 and 35 of the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Overview

Selected balance sheet information as of March 31, 2007 follows:

($ in thousands)	Holding Company	Intervest National Bank	Intervest Mortgage Corp.	Inter- Company Amounts (1)	Consolidated

Cash and cash equivalents	$5,935	$68,938	$37,211	$(27,631)	$84,453
Security investments	—	379,323	—	—	379,323
Loans receivable, net of deferred fees	9,008	1,465,417	75,945	—	1,550,370
Allowance for loan losses	(85)	(18,347)	(255)	—	(18,687)
Investment in consolidated subsidiaries	215,833	—	—	(215,833)	—
All other assets	4,604	35,571	5,668	(644)	45,199

Total assets	$235,295	$1,930,902	$118,569	$(244,108)	$2,040,658

Deposits	$—	$1,705,338	$—	$(27,633)	$1,677,705
Borrowed funds and related interest payable	59,723	212	84,723	—	144,658
All other liabilities	74	39,879	3,486	(642)	42,797

Total liabilities	59,797	1,745,429	88,209	(28,275)	1,865,160

Stockholders’ equity	175,498	185,473	30,360	(215,833)	175,498

Total liabilities and stockholders’ equity	$235,295	$1,930,902	$118,569	$(244,108)	$2,040,658

(1) All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments in subsidiaries.

A comparison of selected balance sheet information follows:

	At March 31, 2007		At December 31, 2006
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets

Cash and cash equivalents	$84,453	4.1%	$40,195	2.0%
Security investments	379,323	18.6	410,953	20.9
Loans receivable, net of deferred fees and loan loss allowance	1,531,683	75.1	1,472,820	74.7
All other assets	45,199	2.2	47,785	2.4

Total assets	$2,040,658	100.0%	$1,971,753	100.0%

Deposits	$1,677,705	82.2%	$1,588,534	80.6%
Borrowed funds and related interest payable	144,658	7.1	172,909	8.8
All other liabilities	42,797	2.1	40,264	2.0

Total liabilities	1,865,160	91.4	1,801,,707	91.4
Stockholders’ equity	175,498	8.6	170,046	8.6

Total liabilities and stockholders’ equity	$2,040,658	100.0%	$1,971,753	100.0%

Cash and Cash Equivalents

Cash and cash equivalents increased to $84.5 million at March 31, 2007, from $40.2 million at December 31, 2006. The increase reflected the temporary investment of funds from deposit inflows, loan prepayments and maturities of security investments. A portion of these funds is expected to fund new loans.

Security Investments

Securities are classified as held to maturity and are carried at amortized cost when management has the intent and ability to hold them to maturity. Such investments, which are held by the Bank, decreased to $373.3 million at March 31, 2007, from $404.0 million at December 31, 2006. The decrease reflected maturities and calls during the period exceeding new purchases. The Bank continues to invest mainly in short-term (up to 5 year maturities) U.S. government agency debt obligations to emphasize safety and liquidity and targets its loan-to-deposit ratio at approximately 85%. This ratio was 83% at March 31, 2007. The Company does not own or invest in collateralized debt obligations or collateralized mortgage obligations.

At March 31, 2007, the held-to-maturity portfolio consisted of debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $366.3 million and corporate securities (trust preferred notes) of $7.0 million. At March 31, 2007, the entire portfolio had a weighted-average yield of 4.99% and a weighted-average remaining maturity of 2.3 years, compared to 4.88% and 2.3 years, respectively, at December 31, 2006. Nearly all of the securities have fixed rates of interest or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security before its stated maturity without penalty.

At March 31, 2007 and December 31, 2006, the held-to-maturity portfolio’s estimated fair value was $372.9 million and $402.9 million, respectively. At March 31, 2007, the held-to-maturity portfolio had net unrealized losses totaling $0.4 million, compared to $1.1 million of net unrealized losses at December 31, 2006.

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

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), the Bank maintains an investment in their capital stock, which amounted to $3.6 million and $2.4 million, respectively, at March 31, 2007. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates and most recently was 7%. The total investment, which amounted to $6.0 million at March 31, 2007, compared to $6.9 million at December 31, 2006, fluctuates based on the Bank’s capital level for the FRB stock and the Bank’s loans and borrowings for the FHLB stock.

Loans Receivable, Net of Deferred Fees and Allowance for Loan Losses

Loans receivable, net of deferred fees, increased to $1.55 billion at March 31, 2007, from $1.49 billion at December 31, 2006. The growth reflected new mortgage loan originations secured by commercial and multifamily real estate exceeding principal repayments. New loan originations totaled $145 million in the first quarter of 2007, compared to $144 million in the first quarter of 2006, of which the Bank’s originations were $139 million in the 2007 period compared to $116 million in the 2006 period, and Intervest Mortgage Corporation’s originations were $6 million in the 2007 period, compared to $28 million in the 2006 period. Principal repayments aggregated to $86 million in the first quarter of 2007, compared to $110 million in the first quarter of 2006.

Nearly all (99.9%) of the Company’s loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). At March 31, 2007, such loans consisted of 542 loans with an aggregate principal balance of $1.56 billion and an average principal size of $2.9 million. Loans with principal balances of more than $10 million aggregated to 26 loans or $374 million, with the largest loan amounting to $21 million. Loans with principal balances of $5 million to $10 million aggregated to 60 loans or $406 million.

Nonaccrual loans totaled $11.7 million at March 31, 2007, compared to $3.3 million at December 31, 2006. The increase was due to the addition of four loans totaling $8.4 million that were originated by the Bank and are collateralized by commercial real estate located in New Jersey. Each loan is guaranteed by a principal who is experiencing legal and financial difficulties and for whom a Bankruptcy Trustee has been appointed to administer his assets. The loans were placed on nonaccrual status due to the uncertain resolution that has resulted from the bankruptcy filing. All the loans were originated within the Bank’s underwriting guidelines.

All the loans on nonaccrual status (which total six loans) at March 31, 2007 are considered impaired under the criteria of SFAS No.114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded the Company’s recorded investment. At March 31, 2007 and December 31, 2006, there were no other loans classified as impaired or ninety days past due and still accruing interest. Although the Company presently believes that its nonaccrual loans are well collateralized, there can be no assurance that the Company will not incur loan chargeoffs or significant expenses with respect to the ultimate collection of these loans.

In April, the Bank acquired the title to a multifamily real estate property located in Jersey City, New Jersey, that had collateralized one of its nonaccrual loans with a principal balance of $975,000. The Bank is actively pursuing the sale of this property.

Allowance For Loan Losses

At March 31, 2007, the allowance for loan losses amounted to $18.7 million, compared to $17.8 million at December 31, 2006, and represented 1.21% of total loans (net of deferred fees) outstanding at March 31, 2007 and 1.20% at December 31, 2006. The increase in the allowance was due to a provision of $0.9 million resulting from net loan growth of $59 million during the first quarter of 2007 as well as from a decrease in the internal credit grade on certain loans placed on nonaccrual status in the quarter. For a further discussion of the criteria that is used to determine the adequacy of the allowance for loan losses, see the section entitled “Critical Accounting Policies” included in this report.

All Other Assets

All other assets decreased to $45.2 million at March 31, 2007, from $47.8 million at December 31, 2006. The decrease was primarily due to a $1.3 million decrease in accrued interest receivable (which fluctuates based on the amount of loans, investments and other interest-earning assets outstanding and the timing of interest payments received) and a $1.4 million decrease in income taxes receivable. Income taxes receivable at December 31, 2006 represented an overpayment of estimated taxes, which was applied against 2007’s income taxes payable.

Deposits

Deposits increased to $1.68 billion at March 31, 2007, from $1.59 billion at December 31, 2006, reflecting an increase in certificate of deposit accounts of $97 million, partially offset by a net decrease in checking, savings and money market accounts totaling $8 million.

At March 31, 2007, certificate of deposit accounts totaled $1.43 billion, and checking, savings and money market accounts aggregated $245.5 million. The same categories of deposit accounts totaled $1.34 billion and $253.1 million, respectively, at December 31, 2006. Certificate of deposit accounts represented 85% of total consolidated deposits at March 31, 2007, compared to 84% at December 31, 2006. At March 31, 2007 and December 31, 2006, certificate of deposit accounts included $116.2 million and $55.7 million, respectively, of brokered deposits.

Borrowed Funds and Related Interest Payable

Borrowed funds and related interest payable decreased to $144.7 million at March 31, 2007, from $172.9 million at December 31, 2006. The decrease reflected the repayment by the Bank of short-term FHLBNY advances of $25 million and the early repayment of certain debentures ($3.8 million) as more fully described in note 7 to the condensed consolidated financial statements included in this report In March 2007, the Holding Company notified the holders of its Series 5/14/98 convertible subordinated debentures that such debentures will be redeemed by the on May 1, 2007 for face value plus accrued interest payable, which totaled $2.9 million at March 31, 2007. These debentures are convertible along with accrued interest payable at the option of the holders at any time prior to April 22, 2007 into shares of the Holding Company’s Class A common stock at $18.00 per share.

All Other Liabilities

All other liabilities increased to $42.8 million at March 31, 2007, from $40.3 million at December 31, 2006. The increase was due to an increase in income taxes payable of $2.5 million.

Stockholders’ Equity

Stockholders’ equity increased to $175.5 million at March 31, 2007 as follows:

($ in thousands)	Amount	Shares	Per Share

Stockholders’ equity at December 31, 2006	$170,046	8,371,595	$20.31
Net earnings for the period	5,353	—	—
Convertible debentures converted at election of debenture holders	99	5,526	17.92

Stockholders’ equity at March 31, 2007	$175,498	8,377,121	$20.95

Comparison of Results of Operations for the Quarters Ended March 31, 2007 and 2006

Overview

Consolidated net earnings for the first quarter of 2007 (“Q1-2007”) decreased by $1.1 million, or 17%, to $5.3 million, or $0.62 per diluted share, from $6.4 million, or $0.77 per diluted share, in the first quarter of 2006 (“Q1-2006”). Average diluted shares outstanding amounted to 8.6 million for Q1-2007, compared to 8.3 million for Q1-2006. The $1.1 million decrease in consolidated net earnings was due to a $0.9 million decrease in net interest and dividend income, a $0.5 million decrease in noninterest income and a $0.5 million increase in the provision for loan losses, partially offset by a $0.8 million decrease in the provision for income taxes.

The Company’s efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, continued to be favorable and was 21% for Q1-2007, compared to 19% for Q1-2006. The Company’s return on average assets and equity decreased to 1.08% and 12.45% in Q1-2007, from 1.47% and 18.55%, respectively, in Q1-2006.

Selected information regarding results of operations for the first quarter of 2007 follows:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corp.	Intervest Securities Corp. (2)	Holding Company	Inter- Company Amounts (3)	Consolidated
Interest and dividend income	$31,004	$2,340	$—	$189	$(268)	$33,265
Interest expense	19,306	1,688	—	969	(268)	21,695
Net interest and dividend income	11,698	652	—	(780)	—	11,570
Provision for loan losses	861	(7)	—	—	—	854
Noninterest income	1,448	1,241	—	113	(1,200)	1,602
Noninterest expenses	3,055	751	—	163	(1,200)	2,769
Earnings before taxes	9,230	1,149	—	(830)	—	9,549
Provision for income taxes	4,048	531	—	(383)	—	4,196
Net earnings	$5,182	$618	$—	$(447)	—	$5,353
Intercompany dividends (1)	(885)	—	—	885	—	—
Net earnings after intercompany dividends	$4,297	$618	$—	$438	$—	$5,353
Net earnings after intercompany dividends for the same period of 2006	$5,067	$829	$—	$524	$—	$6,420

(1) Dividends to the Holding Company from the Bank provide funds for the debt service on the subordinated debentures-capital securities, which is included in the Holding Company’s interest expense.

(2) The limited operations of Intervest Securities Corporation were discontinued in the fourth quarter of 2006 as discussed in note 1 to the condensed consolidated financial statements in this report.

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

Net interest and dividend income decreased to $11.6 million in Q1-2007, from $12.5 million in Q1-2006. The decrease was due to a lower net interest margin, which more than offset the continued growth in the Company’s interest-earning assets. The Company’s net interest margin decreased from 2.92% in Q1-2006 to 2.38% in Q1-2007. The net interest margin was negatively impacted by a higher cost of deposits, lower competitive pricing for new loans and a prolonged flat to inverted treasury yield curve.

Total average interest-earning assets increased $237 million in Q1-2007 from Q1-2006 due to continued growth in loans of $147 million and a $90 million net increase in security and short-term investments. The growth in average earning assets was funded by increases of $198 million in interest-bearing deposits, $11 million in borrowed funds and $33 million in stockholders’ equity (due to retained earnings and the exercise of common stock warrants and conversion of debentures into common stock).

The yield on the Company’s interest-earning assets decreased 19 basis points to 6.85% in Q1-2007, primarily due to lower rates on new loans originated, partially offset by higher yields earned on security and other short-term investments. The cost of funds increased by 41 basis points to 4.96% in Q1-2007 due to higher rates paid on deposit accounts, partially offset by a decrease in the cost of borrowed funds resulting from the early repayment of certain debentures with higher rates of interest.

The following table provides information on: average assets, liabilities and stockholders’ equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each period divided by average interest-earning assets/interest-bearing liabilities during each period. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each period.

	Quarter Ended
	March 31, 2007			March 31, 2006
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Assets
Interest-earning assets:
Loans (1)	$1,539,966	$27,988	7.37%	$1,392,837	$26,931	7.84%
Securities	407,763	4,987	4.96	304,061	2,747	3.66
Other interest-earning assets	22,673	290	5.19	36,175	388	4.35
Total interest-earning assets	1,970,402	$33,265	6.85%	1,733,073	$30,066	7.04%
Noninterest-earning assets	20,403			15,656
Total assets	$1,990,805			$1,748,729
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest checking deposits	$11,781	$58	2.00%	$8,533	$40	1.90%
Savings deposits	10,218	74	2.94	16,591	121	2.96
Money market deposits	221,710	2,377	4.35	237,374	2,293	3.92
Certificates of deposit	1,364,343	16,228	4.82	1,147,864	12,105	4.28
Total deposit accounts	1,608,052	18,737	4.73	1,410,362	14,559	4.19
FHLB advances and Fed funds purchased	21,928	297	5.49	1,522	19	5.06
Debentures and related interest payable	88,258	1,771	8.14	92,284	1,908	8.38
Debentures—capital securities	56,702	886	6.34	61,856	1,090	7.15
Mortgage note payable	214	4	7.58	228	4	7.12
Total borrowed funds	167,102	2,958	7.18	155,890	3,021	7.86
Total interest-bearing liabilities	1,775,154	$21,695	4.96%	1,566,252	$17,580	4.55%
Noninterest-bearing deposits	4,356			6,504
Noninterest-bearing liabilities	39,342			37,543
Stockholders’ equity	171,953			138,430
Total liabilities and stockholders’ equity	$1,990,805			$1,748,729
Net interest and dividend income/spread		$11,570	1.89%		$12,486	2.49%
Net interest-earning assets/margin	$195,248		2.38%	$166,821		2.92%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.11			1.11
Other Ratios:
Return on average assets (2)	1.08%			1.47%
Return on average equity (2)	12.45%			18.55%
Noninterest expense to average assets (2)	0.56%			0.64%
Efficiency ratio (3)	21%			19%
Average stockholders’ equity to average assets	8.64%			7.92%

(1) Includes average nonaccrual loans of $6.1 million in the 2007 period and $2.9 million in the 2006 period.

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

	For the Quarter Ended March 31, 2007 vs 2006 Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(1,637)	$2,884	$(190)	$1,057
Securities	988	949	303	2,240
Other interest-earning assets	76	(147)	(27)	(98)
Total interest-earning assets	(573)	3,686	86	3,199
Interest-bearing liabilities:
Interest checking deposits	2	15	1	18
Savings deposits	(1)	(47)	1	(47)
Money market deposits	255	(154)	(17)	84
Certificates of deposit	1,550	2,316	257	4,123
Total deposit accounts	1,806	2,130	242	4,178
FHLB advances and Fed funds purchased	2	258	18	278
Debentures and accrued interest payable	(55)	(84)	2	(137)
Debentures—capital securities	(125)	(92)	13	(204)
Mortgage note payable	—	—	—	—
Total borrowed funds	(178)	82	33	(63)
Total interest-bearing liabilities	1,628	2,212	275	4,115
Net change in interest and dividend income	$(2,201)	$1,474	$(189)	$(916)

Provision for Loan Losses

The provision for loan losses increased by $0.5 million to $0.9 million in Q1-2007, from $0.4 million in Q1-2006. The increase was due to an increase in the rate of net loan growth over the prior year period. Total loans outstanding grew by $59.1 million in Q1-2007, compared to $33.2 million in Q1-2006.

Noninterest Income

Noninterest income decreased by $0.5 million to $1.6 million in Q1-2007, from $2.1 million in Q1-2006. The decrease was nearly all due to lower income from the prepayment of mortgage loans.

Noninterest Expenses

Noninterest expenses remained unchanged and amounted to $2.8 million in Q1-2007 and Q1-2006. The expenses remained unchanged as increases in occupancy and equipment expenses of $60,000 (largely associated with the opening of a new branch in Florida) and data processing expenses of $23,000 (associated with the growth in the Bank’s total assets), were offset by a $84,000 decrease in salary and employee benefits expense (due to a decrease in executive bonuses). The Company had 73 employees at March 31, 2007, compared to 76 at March 31, 2006.

Provision for Income Taxes

The provision for income taxes decreased by $0.8 million to $4.2 million in Q1-2007, from $5.0 million in Q1-2006 due to a decrease in pre-tax income. The Company’s effective tax rate (inclusive of state and local taxes) amounted to 43.9% in Q1 2007 and 43.7% in Q1-2006.

Off-Balance Sheet and Other Financing Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For a further discussion of these financial instruments, see note 11 to the condensed consolidated financial statements included in this report.

Liquidity and Capital Resources

General. The Company manages its liquidity position on a daily basis to assure that funds are available to meet its operating requirements, loan and investment commitments, deposit withdrawals and debt service obligations. Primary sources of funds consist of the following: retail deposits obtained through the Bank’s branch offices and through the mail; principal repayments of loans; maturities and calls of securities; issuance of debentures; borrowings from the federal funds market and through FHLB advances; and cash flow provided by operating activities. For additional detail concerning the Company’s cash flows, see the condensed consolidated statements of cash flows included in this report.

Intervest National Bank. The Bank’s lending business is dependent on its continuing ability to generate a positive interest rate spread between the rates offered on its deposits and the yields earned on its loans. The Bank needs to pay competitive interest rates to attract and retain deposits to fund its loan originations.

The Bank has and expects to continue to rely heavily on certificates of deposit (time deposits) as its main source of funds. Total consolidated deposits amounted to $1.68 billion at March 31, 2007 and time deposits represented 85%, or $1.43 billion, of those deposits, up from 84% at December 31, 2006. Additionally, time deposits of $100,000 or more at March 31, 2007 totaled $563 million and included $116 million of brokered deposits, up from $491 million and $56 million for the same categories, respectively, at December 31, 2006. The Bank’s brokered deposits are sold by investment firms, which are paid a fee by the Bank for placing the deposit. The Bank must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Time deposits are the only deposit accounts offered by the Bank that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. At March 31, 2007, the Bank had $644 million of time deposits maturing by March 31, 2008. The Bank expects that a substantial portion of these deposits will be renewed and stay with the Bank.

The Bank also borrows funds on an overnight or short-term basis to manage its liquidity needs. At March 31, 2007, the Bank had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. As a member of the FHLB and FRB, the Bank can also borrow from these institutions on a secured basis. During the first quarter of 2007, the Bank utilized a total of $129 million of short-term borrowings. At March 31, 2007, there were no borrowings outstanding compared to $25 million at December 31, 2006. At March 31, 2007, the Bank had available collateral consisting of investment securities to support additional total borrowings of $355 million from the FHLB and FRB.

The Bank continues to invest mainly in short-term (up to 5 year maturities) U.S. government agency debt obligations to emphasize safety and liquidity and targets its loan-to-deposit ratio at approximately 85%. This ratio was 83% at March 31, 2007. All of the Bank’s security investments are classified as held to maturity, and nearly all of the securities have fixed rates of interest or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security before its stated maturity without penalty. At March 31, 2007, the entire portfolio had a weighted-average remaining maturity of 2.3 years, and a total of $121 million of the securities were maturing by March 31, 2008. The Bank expects to reinvest the proceeds from these maturities into new securities in order to maintain its targeted loan-to-deposit ratio.

The Bank had cash and short-term investments of $69 million at March 31, 2007. In addition, as of March 31, 2007, the Bank had a total of $304 million of its loan portfolio maturing by March 31, 2008. The Bank expects to extend or refinance a portion of these maturing loans. At March 31, 2007, the Bank had new commitments to lend of $152 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described above. The Bank has experienced increased competitive market conditions and lower pricing for its new loans over the past 12 months.

The Bank has in the past and may continue in the future to rely on capital contributions from the Holding Company to increase its capital to support its asset growth. No cash contributions have been made to the Bank since 2005. At March 31, 2007, the Bank had excess capital to support an additional $450 million of asset growth and still maintain a well-capitalized designation.

Intervest Mortgage Corporation. Intervest Mortgage Corporation’s lending business is dependent on its ability to sell its subordinated debentures with interest rates that result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures.

Intervest Mortgage Corporation has and expects to continue to rely on the issuance of its subordinated debentures in registered, best efforts offerings to the public as its primary source of funds to support its loan originations. In addition, as the Bank’s mortgage loan portfolio has grown, service fee income received by Intervest Mortgage Corporation from the Bank has comprised a large percentage of Intervest Mortgage Corporation’s earnings and cash inflows. The Bank has a servicing agreement with Intervest Mortgage Corporation that is described in the Company’s annual report of Form 10-K for the year ended December 31, 2006 in Item. 1 “Business,” under the caption “Loan Solicitation and Processing.” The Bank paid $1.1 million in the first quarter of 2007 to Intervest Mortgage Corporation in connection with this agreement. From time to time, Intervest Mortgage Corporation has also received cash capital contributions from the Holding Company. No contributions have been made since 2002.

Intervest Mortgage Corporation, as of March 31, 2007, had $82 million of debentures outstanding with fixed interest rates that range from 6.25% to 7.75% and maturities that range from January 1, 2008 to July 1, 2014. In the first quarter of 2007, Intervest Mortgage Corporation repaid $2 million of its debentures prior to their stated maturity, including $0.5 million of related accrued interest payable, and did not issue new debentures. At March 31, 2007, Intervest Mortgage Corporation had $5.5 million of debentures and $1.5 million of accrued interest payable maturing by March 31, 2008, all of which is expected to be repaid from cash on hand.

Intervest Mortgage Corporation, as of March 31, 2007, had $37 million in cash and short-term investments, compared to $9 million of commitments to lend. In addition, $35 million of its mortgage loans are scheduled to mature by March 31, 2008. As a result, both cash and short-term investments as well as the proceeds from the repayment of maturing mortgages will be available for investment in new mortgage loans. The current level of cash and short-term investments continues to be higher than has been customary for Intervest Mortgage Corporation and the level of its outstanding commitments continues to be at historically low levels. The increase in cash and short-term investments is primarily attributable to a significant decline in originations of new mortgage loans during the second half of 2006 that is attributable to increased competitive market conditions and lower pricing, which have made it more difficult for Intervest Mortgage Corporation to identify suitable mortgage investment opportunities. The level of outstanding loan commitments has always fluctuated with market conditions and is unpredictable.

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

In the first quarter of 2007, the Holding Company repaid $1.3 million of its debentures prior to their stated maturity. and did not issue new debentures. The Holding Company also notified the holders of its convertible subordinated debentures that were due to mature on 7/1/08 that such debentures will be redeemed by the Holding Company on May 1, 2007 for face value plus accrued interest payable, which totaled $1.6 million in principal and $1.3 million in accrued interest as of March 31, 2007. These debentures are convertible along with accrued interest payable at the option of the holders at any time prior to April 22, 2007 into shares of Class A common stock at $18.00 per share.

The Holding Company, through its wholly owned business trusts, has issued at various times since 2003 a total of $56.7 million of trust preferred securities (that have fixed rates of interest for a period of time and then convert to variable rates of interest thereafter) that contractually mature at various time through 2036. The resulting proceeds have been invested in the Bank at various times through capital contributions. The Holding Company is required to make interest payments that total $3.5 million annually on the outstanding trust preferred securities. The Bank provides the funds in the form of dividends to the Holding Company for this debt service. At March 31, 2007, $55 million of the trust preferred securities (representing outstanding debentures net of the Holding Company’s common stock investments in the trusts) qualified as regulatory Tier 1 capital. On April 25, 2007, the Holding Company’s board of directors authorized the payment of a cash dividend and the implementation of share repurchase plan, both of which are discussed in note 15 to the condensed consolidated financial statements included in this report.

Other. Additional information concerning securities held to maturity, short-term borrowings, outstanding time deposits and debentures, including interest rates and maturity dates, can be found in notes 3, 6, 7 and 8 of the notes to the condensed consolidated financial statements included in this report. Additional information regarding trust preferred securities can be found in note 9 to the consolidated financial statements included in the Company’s annual report of Form 10-K for the year ended December 31, 2006.

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

Regulatory Capital

The Bank is subject to various regulatory capital requirements. As disclosed on pages 18 and 19 of the Company’s annual report of Form 10-K for the year ended December 31, 2006, the Federal Deposit Insurance Corporation (FDIC) and other bank regulatory agencies use five capital categories ranging from well capitalized to critically undercapitalized to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premiums. These categories involve quantitative measures of a bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements.

The Bank is required to maintain regulatory defined minimum Tier 1 leverage and Tier 1and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At March 31, 2007 and December 31, 2006, management believes the Bank met its capital adequacy requirements and is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management is not aware of any conditions or events that would change the Bank’s designation as a well-capitalized institution.

Information regarding the Bank’s regulatory capital and related ratios is summarized as follows:

($ in thousands)	At March 31, 2007	At December 31, 2006
Tier 1 Capital	$185,473	$181,176
Tier 2 Capital	18,347	17,486
Total risk-based capital	$203,820	$198,662
Net risk-weighted assets	$1,587,940	$1,526,791
Average assets for regulatory purposes	$1,881,263	$1,841,231
Tier 1 capital to average assets	9.86%	9.84%
Tier 1 capital to risk-weighted assets	11.68%	11.87%
Total capital to risk-weighted assets	12.84%	13.01%

The Holding Company on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At March 31, 2007 and December 31, 2006, management believes that the Holding Company met its capital adequacy requirements.

Information regarding consolidated regulatory capital and related ratios is summarized below:

($ in thousands)	At March 31, 2007	At December 31, 2006
Tier 1 Capital (1)	$230,498	$225,046
Tier 2 Capital (1)	18,687	17,833
Total risk-based capital	$249,185	$242,879
Net risk-weighted assets	$1,683,915	$1,624,713
Average assets for regulatory purposes	$1,990,805	$1,969,533
Tier 1 capital to average assets	11.58%	11.43%
Tier 1 capital to risk-weighted assets	13.69%	13.85%
Total capital to risk-weighted assets	14.80%	14.95%

(1) At March 31, 2007 and December 31, 2006, there were $55 million of qualifying capital securities outstanding, representing the total outstanding debentures issued to Statutory Trust II, III, IV and V by the Holding Company, net of the Holding Company’s investments in those trusts. At March 31, 2007 and December 31, 2006, the entire $55 million was included in Tier I capital. The inclusion of these capital securities in Tier 1 capital is limited to 25% of core capital elements, as defined in the FDIC regulations.

The Federal Reserve on March 1, 2005 issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies but with stricter limitations on the use of such securities. The new rule provides a transition period for bank holding companies to meet the new, stricter limitations within regulatory capital by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009. For a further discussion of these changes, see page 52 of the Company’s annual report on Form 10-K for the year ended December 31, 2006. As of March 31, 2007 and December 31, 2006, assuming the Holding Company no longer included its trust preferred securities in Tier 1 Capital, the Holding Company still would have exceeded the well capitalized threshold under the regulatory framework for prompt corrective action.

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

The Company uses “gap analysis,” which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. For a further discussion of gap analysis, including the factors that affect its computation and results, see pages 52 to 54 of the Company’s annual report on Form 10-K for the year ended December 31, 2006.

The table that follows summarizes interest-earning assets and interest-bearing liabilities as of March 31, 2007, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Loans (1)	$464,353	$288,202	$485,875	$311,616	$1,550,046
Securities held to maturity (2)	63,094	105,623	173,963	30,642	373,322
Short-term investments	76,309	—	—	—	76,309
FRB and FHLB stock	2,375	—	—	3,626	6,001
Total rate-sensitive assets	$606,131	$393,825	$659,838	$345,884	$2,005,678
Deposit accounts (3):
Interest checking deposits	$6,796	$—	$—	$—	$6,796
Savings deposits	9,876	—	—	—	9,876
Money market deposits	224,738	—	—	—	224,738
Certificates of deposit	172,966	471,504	606,692	181,007	1,432,169
Total deposits	414,376	471,504	606,692	181,007	1,673,579
Debentures and mortgage note payable (1)	1,630	5,500	78,142	55,022	140,294
Accrued interest on all borrowed funds (1)	2,612	314	647	791	4,364
Total borrowed funds	4,242	5,814	78,789	55,813	144,658
Total rate-sensitive liabilities	$418,618	$477,318	$685,481	$236,820	$1,818,237
GAP (repricing differences)	$187,513	$(83,493)	$(25,643)	$109,064	$187,441
Cumulative GAP	$187,513	$104,020	$78,377	$187,441	$187,441
Cumulative GAP to total assets	9.2%	5.1%	3.8%	9.2%	9.2%

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

The Company’s one-year positive interest rate sensitivity gap amounted to $104 million, or 5.1% of total assets, at March 31, 2007, compared to $109 million, or 5.5% of total assets at December 31, 2006. For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 14% at March 31, 2007, compared to a positive 15% at December 31, 2006.

Recent Accounting Pronouncements

See note 14 to the condensed consolidated financial statements included in this report for a discussion of this topic.

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

The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2006, which reflect changes in market prices and rates, can be found in note 21 to the consolidated financial statements included in the Company’s annual report of Form 10-K for the year ended December 31, 2006. Management believes that there have been no significant changes in the Company’s market risk exposure since December 31, 2006.

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital. To this regard, the Bank does internal analyses by preparing interest rate shock scenarios (representing the effects of specific interest rate changes on net interest income) to its basic one-year gap model as a quantitative tool to measure the amount of interest rate risk associated with changing market interest rates. The Bank also engages an outside consultant to prepare quarterly reports using an earnings simulation model to quantify the effects of various interest rate scenarios on projected net interest income and net income over projected periods. These computations rely on various assumptions regarding balance sheet growth and composition, and the pricing and repricing and maturity characteristics of the balance sheet. For a further discussion of GAP analysis, see the section entitled “Asset and Liability Management” of this report.

ITEM 4.	Controls and Procedures

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

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Not Applicable

ITEM 1A.	Risk Factors

This Item 1A requires disclosure of any material changes from risk factors previously disclosed in the Company’s most recent annual report on Form 10-K. There have been no material changes to the Company’s risk factors disclosed in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2006, where such factors are discussed on pages 22 through 27.

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: April 30, 2007	By:	/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Executive Vice President
(Principal Executive Officer)

Date: April 30, 2007	By:	/s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)