Form 10-Q
period 2007-06-30
INTERVEST BANCSHARES CORP
filed 2007-08-06
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Nonaccelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:
Class A Common Stock, $1.00 par value per share	7,897, 451 outstanding as of July 31, 2007
Class B Common Stock, $1.00 par value per share	385,000 outstanding as of July 31, 2007

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

FORM 10-Q

June 30, 2007

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

PART 1. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$8,987	$9,747
Federal funds sold	5,997	13,662
Commercial paper and other short-term investments	24,337	16,786

Total cash and cash equivalents	39,321	40,195
Securities held to maturity, net (estimated fair value of $358,662 and $402,871, respectively)	359,687	404,015
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	8,511	6,938
Loans receivable (net of allowance for loan losses of $19,402 and $17,833, respectively)	1,599,089	1,472,820
Accrued interest receivable	12,125	12,769
Loan fees receivable	9,979	10,443
Premises and equipment, net	6,126	6,379
Deferred income tax asset	9,331	8,694
Deferred debenture offering costs, net	4,605	5,158
Investments in unconsolidated subsidiaries	1,702	1,702
Other assets	2,355	2,640

Total assets	$2,052,831	$1,971,753

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$4,151	$4,849
Interest-bearing deposit accounts:
Checking (NOW) accounts	6,021	12,934
Savings accounts	9,387	10,684
Money market accounts	232,709	224,673
Certificate of deposit accounts	1,384,019	1,335,394

Total deposit accounts	1,636,287	1,588,534
Borrowed Funds:
Federal Home Loan Bank advances	48,000	25,000
Subordinated debentures	81,750	86,710
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	3,347	4,282
Mortgage note payable	208	215

Total borrowed funds	190,007	172,909
Accrued interest payable on deposits	5,346	4,259
Mortgage escrow funds payable	26,567	19,747
Official checks outstanding	13,013	13,178
Other liabilities	3,891	3,080

Total liabilities	1,875,111	1,801,707

STOCKHOLDERS’ EQUITY
Preferred stock (300,000 shares authorized; none issued and outstanding)	—	—
Class A common stock ($1.00 par value; 12,000,000 shares authorized; 8,095,151 shares issued; and 7,979,951 and 7,986,595 shares outstanding, respectively)	8,095	7,986
Class B common stock ($1.00 par value; 700,000 shares authorized; 385,000 shares issued and outstanding)	385	385
Additional paid-in-capital, common	76,931	75,098
Retained earnings	95,185	86,577
Treasury stock (115,200 shares, at cost)	(2,876)	—

Total stockholders’ equity	177,720	170,046

Total liabilities and stockholders’ equity	$2,052,831	$1,971,753

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands, except per share data)	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME
Loans receivable	$28,652	$28,203	$56,640	$55,134
Securities	5,193	3,222	10,180	5,969
Other interest-earning assets	237	312	527	700

Total interest and dividend income	34,082	31,737	67,347	61,803

INTEREST EXPENSE
Deposits	19,799	15,516	38,536	30,075
Subordinated debentures	1,693	1,817	3,464	3,725
Subordinated debentures - capital securities	886	1,090	1,772	2,180
Other borrowed funds	111	224	412	247

Total interest expense	22,489	18,647	44,184	36,227

Net interest and dividend income	11,593	13,090	23,163	25,576
Provision for loan losses	715	589	1,569	950

Net interest and dividend income after provision for loan losses	10,878	12,501	21,594	24,626

NONINTEREST INCOME
Customer service fees	77	100	156	259
Income from mortgage lending activities	392	540	659	789
Income from the early repayment of mortgage loans	1,380	972	2,626	2,646
Gain (loss) from early call of investment securities	(7)	—	3	—

Total noninterest income	1,842	1,612	3,444	3,694

NONINTEREST EXPENSES
Salaries and employee benefits	1,291	1,304	2,666	2,763
Occupancy and equipment, net	495	425	958	828
FDIC and general insurance	438	94	534	182
Professional fees and services	245	310	475	535
Data processing	214	180	415	358
Director and committee fees	85	100	173	222
Stationery, printing and supplies	53	60	115	113
Advertising and promotion	48	79	109	151
Postage and delivery	35	33	70	74
Foreclosed real estate	53	—	53	—
Loss on early extinguishment of debentures	6	—	19	—
All other	154	147	299	302

Total noninterest expenses	3,117	2,732	5,886	5,528

Earnings before income taxes	9,603	11,381	19,152	22,792
Provision for income taxes	4,236	4,973	8,432	9,964

Net earnings	$5,367	$6,408	$10,720	$12,828

Basic earnings per share	$0.64	$0.82	$1.28	$1.64
Diluted earnings per share	$0.63	$0.77	$1.25	$1.54
Cash dividends per share	$0.25	$—	$0.25	$—

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

($ thousands)	Six-Months Ended June 30,
	2007		2006
	Shares	Amount	Shares	Amount
CLASS A COMMON STOCK
Balance at beginning of period	7,986,595	$7,986	7,438,058	$7,438
Issuance of shares upon the conversion of debentures	108,556	109	25,847	26

Balance at end of period	8,095,151	8,095	7,463,905	7,464

CLASS B COMMON STOCK
Balance at beginning and end of period	385,000	385	385,000	385

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		75,098		65,309
Issuance of shares upon the conversion of debentures		1,833		381

Balance at end of period		76,931		65,690

RETAINED EARNINGS
Balance at beginning of period		86,577		63,046
Net earnings for the period		10,720		12,828
Dividends on common stock		(2,112)

Balance at end of period		95,185		75,874

TREASURY STOCK
Balance at beginning of period	—	—		—
Class A common stock repurchased	(115,200)	(2,876)		—

Balance at end of period	(115,200)	(2,876)		—

Total stockholders’ equity at end of period	8,364,951	$177,720	7,848,905	$149,413

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Months Ended June 30,
($ in thousands)	2007	2006
OPERATING ACTIVITIES
Net earnings	$10,720	$12,828
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	316	275
Provision for loan losses	1,569	950
Deferred income tax benefit	(637)	(331)
Amortization of deferred debenture offering costs	520	563
Loss on the early extinguishment of debentures	19	—
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(3,956)	(5,537)
Net decrease in accrued interest payable on debentures	(133)	(1,027)
Net decrease in official checks outstanding	(165)	(161)
Net decrease (increase) in loan fees receivable	464	(654)
Net change in all other assets and liabilities	6,215	2,635

Net cash provided by operating activities	14,932	9,541

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	91,857	61,785
Purchases of securities held to maturity	(47,200)	(110,859)
Net increase in loans receivable	(127,575)	(70,886)
Purchases of FRB and FHLB stock, net	(1,573)	(572)
Purchases of premises and equipment, net	(63)	(126)

Net cash used in investing activities	(84,554)	(120,658)

FINANCING ACTIVITIES
Net increase in deposits	47,753	75,625
Net increase in mortgage escrow funds payable	6,820	3,142
Net increase in short-term FHLB advances	23,000	—
Principal repayments of debentures and mortgage note payable	(3,837)	(4,757)
Debenture issuance costs	—	(69)
Class A common stock repurchased	(2,876)	—
Cash dividends paid to common stockholders	(2,112)	—

Net cash provided by financing activities	68,748	73,941

Net decrease in cash and cash equivalents	(874)	(37,176)
Cash and cash equivalents at beginning of period	40,195	56,716

Cash and cash equivalents at end of period	$39,321	$19,540

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$42,686	$36,277
Income taxes	7,875	12,181
Noncash activities:
Loans transferred to foreclosed real estate	975	—
Conversion of debentures and accrued interest into Class A common stock	1,942	407

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

All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to United States generally accepted accounting principles and to general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the estimated fair values of financial instruments. In the opinion of management, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Note 2—Description of Business

Intervest Bancshares Corporation is a registered financial holding company referred to by itself as the “Holding Company.” At June 30, 2007, its wholly owned consolidated subsidiaries consisted of Intervest National Bank (the “Bank”) and Intervest Mortgage Corporation. All the entities are referred to collectively as the “Company” on a consolidated basis. The Holding Company’s primary business is the ownership and operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending, including the participation in loans originated by the Bank. From time to time, the Holding Company also issues debt and equity securities to raise funds for working capital purposes. The Holding Company also has four wholly owned subsidiaries, Intervest Statutory Trust II, III, IV and V, that are unconsolidated entities as required by Financial Accounting Standards Board (FASB) Interpretation No. 46-R, “Consolidation of Variable Interest Entities.”

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

The Company’s primary business segment is banking and real estate lending. Its lending activities are comprised almost entirely of the origination for its loan portfolio mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). Loans in the portfolio had an average life of approximately 3.5 years at June 30, 2007. The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State and the State of Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Fort Lauderdale, Miami, and Orlando. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At June 30, 2007, the Company also had loans on properties in Alabama, Connecticut, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Maryland, Michigan, New Jersey, North Carolina, Ohio and Pennsylvania.

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

Intervest Mortgage Corporation lending business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate properties. It also provides loan origination services to the Bank. Intervest Mortgage Corporation funds its loans through the issuance of subordinated debentures in public offerings.

Intervest Statutory Trust II, III, IV and V are business trusts that were formed for the sole purpose of issuing and administering trust preferred securities and they do not conduct any trade or business. For a further discussion, see note 9 to the consolidated financials statements included in the Company’s 2006 annual report on Form 10-K.

Note 3—Securities

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity
At June 30, 2007
U.S. government agencies (1)	212	$352,655	$132	$1,106	$351,681	5.12%	2.0 Years
Corporate	7	7,032	2	53	6,981	5.78%	26.1 Years

	219	$359,687	$134	$1,159	$358,662	5.14%	2.4 Years

At December 31, 2006
U.S. government agencies (1)	221	$398,005	$120	$1,218	$396,907	4.87%	1.9 Years
Corporate	6	6,010	—	46	5,964	5.62%	26.5 Years

	227	$404,015	$120	$1,264	$402,871	4.88%	2.3 Years

(1)	Consist of debt obligations of FHLB, FNMA, FHLMC or FFCB.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

		Less Than Twelve Months		Twelve Months or Longer		Total
($ in thousands)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At June 30, 2007
U.S. government agencies	176	$171,174	$660	$130,114	$446	$301,288	$1,106
Corporate	6	6,000	53	—	—	6,000	53

	182	$177,174	$713	$130,114	$446	$307,288	$1,159

At December 31, 2006
U.S. government agencies	184	$227,971	$597	$113,510	$621	$341,481	$1,218
Corporate	6	5,964	46	—	—	5,964	46

	190	$233,935	$643	$113,510	$621	$347,445	$1,264

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

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity as of June 30, 2007 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$118,808	$118,581	4.82%
Due after one year through five years	222,861	222,237	5.27
Due after five years through ten years	10,984	10,863	5.45
Due after ten years	7,032	6,981	5.79

	$359,687	$358,662	5.14%

Note 4—Loans Receivable

Loans receivable are summarized as follows:

	At June 30, 2007		At December 31, 2006
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	297	$880,592	285	$812,063
Residential multifamily loans	244	702,781	228	634,753
Land development and other land loans	20	44,997	23	54,917
Residential 1-4 family loans	1	34	1	35
Commercial business loans	19	717	21	745
Consumer loans	13	210	12	218

Loans receivable	594	1,629,331	570	1,502,731

Deferred loan fees		(10,840)		(12,078)

Loans receivable, net of deferred fees		1,618,491		1,490,653

Allowance for loan losses		(19,402)		(17,833)

Loans receivable, net		$1,599,089		$1,472,820

At June 30, 2007 and December 31, 2006, there were $22.1 million and $3.3 million of loans on a nonaccrual status, respectively. These loans were considered impaired under the criteria of SFAS No.114. but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded the Company’s recorded investment. At June 30, 2007 and December 31, 2006, there were no other loans classified as impaired. At June 30, 2007, one loan in the amount of $16.3 million was classified as ninety days past due and still accruing interest since the loan was well secured and in the process of collection.

Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $429,000 for the quarter ended June 30, 2007 and $599,000 for the six-months ended June 30, 2007, compared to $66,000 and $117,000, respectively, for the same periods of 2006. The average principal balance of nonaccrual loans for the quarter and six-months ended June 30, 2007 was $14.5 million and $10.3 million, respectively, and $2.4 million and $2.7 million for the quarter and six-months ended June 30, 2006, respectively.

Note 5—Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2007	2006	2007	2006
Balance at beginning of period	$18,687	$15,542	$17,833	$15,181
Provision charged to operations	715	589	1,569	950

Balance at end of period	$19,402	$16,131	$19,402	$16,131

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6—Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At June 30, 2007		At December 31, 2006
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$582,526	4.85%	$630,454	4.77%
Over one to two years	246,391	4.62	193,993	4.49
Over two to three years	264,293	4.74	204,636	4.59
Over three to four years	99,721	4.93	178,767	4.71
Over four years	191,088	5.27	127,544	5.36

	$1,384,019	4.85%	$1,335,394	4.75%

Certificate of deposit accounts of $100,000 or more totaled $539 million and $491 million at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, certificate of deposit accounts of $100,000 or more by remaining maturity were as follows: $214 million due within one year; $79 million due over one to two years; $105 million due over two to three years; $42 million due over three to four years; and $99 million due over four years.

Note 7—Subordinated Debentures and Mortgage Note Payable

Subordinated debentures by series and mortgage note payable are summarized as follows:

($ in thousands)		At June 30, 2007	At December 31, 2006
INTERVEST MORTGAGE CORPORATION:
Series 01/17/02—interest at 7 3/4% fixed	—due October 1, 2009	$2,250	$2,250
Series 08/05/02—interest at 7 1/2% fixed	—due January 1, 2008	3,000	3,000
Series 08/05/02—interest at 7 3/4% fixed	—due January 1, 2010	3,000	3,000
Series 01/21/03—interest at 7 % fixed	—due July 1, 2008	3,000	3,000
Series 01/21/03—interest at 7 1/4% fixed	—due July 1, 2010	3,000	3,000
Series 07/25/03—interest at 6 3/4% fixed	—due October 1, 2008	3,000	3,000
Series 07/25/03—interest at 7 % fixed	—due October 1, 2010	3,000	3,000
Series 11/28/03—interest at 6 1/4% fixed	—due April 1, 2007	—	2,000
Series 11/28/03—interest at 6 1/2% fixed	—due April 1, 2009	3,500	3,500
Series 11/28/03—interest at 6 3/4% fixed	—due April 1, 2011	4,500	4,500
Series 06/07/04—interest at 6 1/4% fixed	—due January 1, 2008	2,500	2,500
Series 06/07/04—interest at 6 1/2% fixed	—due January 1, 2010	4,000	4,000
Series 06/07/04—interest at 6 3/4% fixed	—due January 1, 2012	5,000	5,000
Series 03/21/05—interest at 6 1/4% fixed	—due April 1, 2009	3,000	3,000
Series 03/21/05—interest at 6 1/2% fixed	—due April 1, 2011	4,500	4,500
Series 03/21/05—interest at 7% fixed	—due April 1, 2013	6,500	6,500
Series 08/12/05—interest at 6 1/4% fixed	—due October 1, 2009	2,000	2,000
Series 08/12/05—interest at 6 1/2% fixed	—due October 1, 2011	4,000	4,000
Series 08/12/05—interest at 7% fixed	—due October 1, 2013	6,000	6,000
Series 06/12/06—interest at 6 1/2% fixed	—due July 1, 2010	2,000	2,000
Series 06/12/06—interest at 6 3/4% fixed	—due July 1, 2012	4,000	4,000
Series 06/12/06—interest at 7% fixed	—due July 1, 2014	10,000	10,000

		81,750	83,750
INTERVEST BANCSHARES CORPORATION:
Series 05/14/98—interest at 8% fixed	—due July 1, 2008	—	1,710
Series 12/15/00—interest at 9% fixed	—due April 1, 2008	—	1,250

		—	2,960
INTERVEST NATIONAL BANK:
Mortgage note payable (1) – interest at 7% fixed	—due February 1, 2017	208	215

		$81,958	$86,925

(1)	The note cannot be prepaid except during the last year of its term.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7—Subordinated Debentures and Mortgage Note Payable, Continued

Intervest Bancshares Corporation repaid the following debentures during the six-months ended June 30, 2007:

•	Series 12/15/00 due 04/01/08 were repaid early on 3/1/07 for $1,250, 000 of principal and $13,000 of accrued interest.

•

Series 05/14/98 due 07/01/08 were repaid early on 5/1/07 for $580,000 of principal and $469,000 of accrued interest. Prior to the early redemption, a total of $1,956,000 of debentures ($1,130,000 of principal and $826,000 of accrued interest) were converted (at the option of the debenture holders) into 108,556 shares of the Holding Company’s Class A common stock at $18.00 per share.

Intervest Mortgage Corporation repaid the following debentures during the six-months ended June 30, 2007:

•	Series 11/28/03 due 04/01/07 were repaid early on 2/1/07 for $2,000,000 of principal and $94,000 of accrued interest.

Scheduled contractual maturities as of June 30, 2007 were as follows:

($ in thousands)	Principal	Accrued Interest
For the period June 30, 2007 to December 31, 2007 (1)	$5,508	$1,559
For the year ended December 31, 2008	6,016	—
For the year ended December 31, 2009	10,767	271
For the year ended December 31, 2010	15,019	438
For the year ended December 31, 2011	13,020	399
Thereafter	31,628	514

	$81,958	$3,181

(1)	Subsequent to June 30, 2007 and prior to the filing date of this report, Intervest Mortgage Corporation on August 1, 2007 repaid early the following debentures due January 1, 2008: Series 8/5/02 were repaid for $3,000,000 in principal and $263,000 of accrued interest; and Series 6/7/04 were repaid for $2,500,000 of principal and $108,000 of accrued interest.

Interest is paid quarterly on Intervest Mortgage Corporation’s debentures except for the following debentures, which accrue and compound interest quarterly, with such interest due and payable at maturity:

•	$0.1 million of Series 1/17/02, $0.6 million of Series 8/05/02, $1.3 million of Series 11/28/03, $1.4 million of Series 6/07/04

•	$1.9 million of Series 3/21/05, $1.8 million of Series 8/12/05 and $2.3 million of Series 6/12/06

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

Intervest Mortgage Corporation may redeem its outstanding debentures at any time, in whole or in part, for face value, except for Series 6/12/06, which would be at a premium of 1% if they were redeemed prior to January 1, 2008. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Note 8—Short-Term Borrowings and Lines of Credit

At June 30, 2007, the Bank had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), the Bank can also borrow from these institutions on a secured basis. At June 30, 2007, the Bank had available collateral consisting of investment securities to support additional total borrowings of $294 million from the FHLB and FRB.

The following is a summary of certain information regarding short-term borrowings in the aggregate:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2007	2006	2007	2006
Balance at period end (1)	$48,000	$—	$48,000	$—
Maximum amount outstanding at any month end	$48,000	$42,000	$48,000	$42,000
Average outstanding balance for the period	$7,838	$17,382	$14,844	$9,496
Weighted-average interest rate paid for the period	5.48%	5.08%	5.49%	5.08%
Weighted-average interest rate at period end	5.40%	—%	5.40%	—%

(1)	The entire outstanding amount is due at various times during July 2007.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9—Common Stock Warrants

At June 30, 2007, the Holding Company had common stock warrants outstanding that entitle its current holder, the estate of the former Chairman of the Company, Jerome Dansker, to purchase one share of the Holding Company’s Class B common stock for each outstanding warrant. All warrants are vested and exercisable and they expire on January 31, 2008.

A summary of the activity in the Holding Company’s common stock warrants and related information for the six-months ended June 30, 2007 follows (intrinsic value is presented in thousands):

	Exercise Price Per Warrant		Totals	Wtd.-Avg. Exercise Price
	$6.67	$10.00
Outstanding at December 31, 2006 and June 30, 2007	145,000	50,000	195,000	$7.52
Remaining contractual term at June 30, 2007	7 Months	7 Months	7 Months
Intrinsic value (1)	$3,116	$908	$4,024

(1)	Intrinsic value represents the value of the Holding Company’s Class A common stock (closing price of $28.16) on June 30, 2007 in excess of the exercise price multiplied by the number of warrants outstanding. There is no trading market for the Class B common stock. The Class B common stock can be converted into Class A common stock at anytime on a share for share basis.

The Holding Company maintains a Long Term Incentive Plan (the “Plan”) under which stock options and other forms of incentive compensation may be awarded to officers, employees and directors of the Holding Company and its subsidiaries. The Plan provides for stock-based awards or other awards that offer the Plan’s participants the possibility of future value, depending on the long-term price appreciation of the Holding Company’s Class A common stock and the award holder’s continuing service with the Holding Company or any of its subsidiaries. The forms of awards permitted under the Plan include stock options, stock appreciation rights, restricted stock or cash awards. The maximum number of shares of Class A common stock that may be awarded under the Plan is 750,000. There were no awards or related compensation expense recorded under this plan during the periods covered in this report.

Note 10—Stockholders’ Equity

The Holding Company is authorized to issue up to 13,000,000 shares of its capital stock, consisting of 12,000,000 shares of Class A common stock, 700,000 shares of Class B common stock and 300,000 shares of preferred stock. The powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued are determined by the Holding Company’s board of directors. There is no preferred stock issued and outstanding.

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

On April 25, 2007, the Holding Company’s board of directors approved the payment of the Holding Company’s first annual cash dividend of $0.25 per share on the Holding Company’s outstanding Class A and Class B common stock. A dividend of $2.1 million was paid on June 15, 2007 to shareholders of record on the close of business June 1, 2007.

On April 25, 2007, the Holding Company’s board of directors authorized a share repurchase plan. Under the plan, the Holding Company is authorized to purchase up to $10 million of its outstanding shares of Class A common stock over a six-month period. The repurchases will be made in the open market at prevailing prices or in privately negotiated transactions in accordance with all applicable securities laws and regulations. The plan does not obligate the Holding Company to acquire any particular amount of the Class A common stock and the plan may be suspended or discontinued at any time. During the second quarter of 2007, a total of 115,200 shares of Class A common stock was repurchased under this plan at an aggregate cost of $2.9 million.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11—Income Taxes

On January 1, 2007, the Company adopted the FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109.” FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company applied the provisions of FIN 48 to all of its tax positions as of January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no effect on the Company’s provision for income taxes for the reporting periods in this report.

The Holding Company and its subsidiaries file a consolidated federal income tax return and combined state and city income tax returns in New York. The Bank files a state income tax return in Florida. All the returns are filed on a calendar year basis. The Company is no longer subject to examinations by taxing authorities as follows: Federal and New York City—for years prior to 2003; and New York State and Florida—for years prior to 2005. The State of Florida commenced an examination of the Bank’s 2005 income tax return in the first quarter of 2007.

Note 12—Earnings Per Share (EPS)

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

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands, except share and per share amounts)	2007	2006	2007	2006
Basic Earnings Per Share:
Net earnings applicable to common stockholders	$5,367	$6,408	$10,720	$12,828
Average number of common shares outstanding	8,416,248	7,842,288	8,394,791	7,834,063

Basic Earnings Per Share	$0.64	$0.82	$1.28	$1.64

Diluted Earnings Per Share:
Net earnings applicable to common stockholders	$5,367	$6,408	$10,720	$12,828
Adjustment to net earnings from assumed conversion of debentures (1)	11	37	44	77

Adjusted net earnings for diluted earnings per share computation	$5,378	$6,445	$10,764	$12,905

Average number of common shares outstanding:
Common shares outstanding	8,416,248	7,842,288	8,394,791	7,834,063
Potential dilutive shares resulting from exercise of warrants (2)	81,341	327,963	83,832	319,658
Potential dilutive shares resulting from conversion of debentures (3)	80,450	202,716	108,195	207,696

Total average number of common shares outstanding used for dilution	8,578,039	8,372,967	8,586,818	8,361,417

Diluted Earnings Per Share	$0.63	$0.77	$1.25	$1.54

(1)	Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.
(2)	All outstanding warrants were considered for the EPS computations.
(3)	Convertible debentures (principal and accrued interest) outstanding at June 30, 2006 totaled $3.2 million. There were no convertible debentures outstanding at June 30, 2007. The debentures were convertible into common stock at a price of $18.00 per share during 2007 and $16.00 per share during 2006, which result in additional common shares for fully diluted EPS calculations (based on average balances outstanding during the applicable periods).

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13—Off-Balance Sheet Financial Instruments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments are in the form of unfunded loan commitments, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The Company’s maximum exposure to credit risk is represented by the contractual amount of those instruments.

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

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

($ in thousands)	At June 30, 2007	At December 31, 2006
Unfunded loan commitments	$163,927	$107,848
Unused lines of credit	924	939
Standby letters of credit	130	100

	$164,981	$108,887

Note 14—Regulatory Capital

The Company is subject to regulation, examination and supervision by the FRB. The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency of the United States of America (OCC).

The Holding Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet them can initiate certain mandatory and discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Holding Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These capital amounts are also subject to qualitative judgment by the regulators about components, risk weighting and other factors.

Quantitative measures established by the regulations to ensure capital adequacy require the Holding Company, on a consolidated basis, and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined by the regulations.

In 2005, the Federal Reserve issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies (BHC), but with stricter limitations on the use of such securities. The rule provides a transition period for BHCs to meet the new, stricter limitations within regulatory capital by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009. Until March 31, 2009, BHCs generally must comply with the current Tier 1 capital limits. As of June 30, 2007 and December 31, 2006, assuming the Holding Company had excluded all of its eligible trust preferred securities (which totaled $55.0 million) from Tier 1 Capital and included such amount in Tier 2 capital, the Holding Company would still have exceed the well capitalized threshold under the regulatory framework for prompt corrective action.

Management believes that the Holding Company and the Bank met all capital adequacy requirements to which they are subject as of June 30, 2007 and December 31, 2006. As of June 30, 2007, the most recent notification from the Bank’s regulators categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management is not aware of any current conditions or events outstanding that would change the designation from well capitalized.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14—Regulatory Capital—Continued

At June 30, 2007, the actual capital of the Bank on a percentage basis was as follows:

	Actual Ratios	Minimum Requirement	To Be Considered Well Capitalized
Total capital to risk-weighted assets	12.72%	8.00%	10.00%
Tier 1 capital to risk-weighted assets	11.56%	4.00%	6.00%
Tier 1 capital to total average assets – leverage ratio	9.87%	4.00%	5.00%

At June 30, 2007, the actual capital of the Holding Company (consolidated) on a percentage basis was as follows:

	Actual Ratios	Minimum Requirement	To Be Considered Well Capitalized
Total capital to risk-weighted assets	14.46%	8.00%	NA
Tier 1 capital to risk-weighted assets	13.35%	4.00%	NA
Tier 1 capital to total average assets – leverage ratio	11.39%	4.00%	NA

Note 15—Contingencies

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

Note 16—Recent Accounting Pronouncements

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

Note 16—Recent Accounting Pronouncements—Continued

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

FIN 48—Accounting for Uncertainty in Income Taxes. As discussed in note 11, on January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”

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

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, P.A., P.C., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2007 and for the three and six-month periods ended June 30, 2007 and 2006 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith, P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of June 30, 2007 and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2007 and 2006, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
July 26, 2007

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

Intervest Bancshares Corporation is a registered financial holding company referred to by itself in this report as the “Holding Company.” At June 30, 2007, its wholly owned consolidated subsidiaries consisted of Intervest National Bank (the “Bank”) and Intervest Mortgage Corporation. All the entities are referred to collectively as the “Company” on a consolidated basis. The Holding Company also had four wholly owned unconsolidated subsidiaries, Intervest Statutory Trust II, III, IV and V, which were formed in connection with the issuance of trust preferred securities. For a discussion of the Company’s business, see note 2 to the condensed consolidated financial statements in this report.

The Company’s revenues consist of interest, dividends and fees earned on its interest-earning assets, which are comprised of mortgage loans, securities and other short-term investments, and noninterest income. The Company’s expenses consist of interest paid on its interest-bearing liabilities, which are comprised of deposits, debentures and other short-term borrowings, as well as its operating and general expenses.

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

The Company’s profitability is also affected by the level of its noninterest income and expenses, provision for loan losses and income tax expense. Noninterest income consists mostly of loan and other banking fees as well as income from loan prepayments. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and or interest in certain cases, in accordance with the prepayment provisions of the mortgage loan. The Company’s income from loan prepayments fluctuates and cannot be predicted. Normally, loan prepayments tend to increase during periods of declining interest rates and tend to decrease during periods of increasing interest rates. However, given the nature and type of the mortgage loans the Company originates, including their short average life, the Company may still experience loan prepayments notwithstanding the effects of movements in interest rates. Noninterest expenses consist of the following: salaries and employee benefits, occupancy and equipment, data processing, advertising and promotion, professional fees and services, FDIC insurance, general insurance and other operating and general expenses. The Company’s profitability is also significantly affected by general and local economic conditions, competition, changes in market interest rates, government policies and actions of regulatory authorities.

The Company’s loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). Loans in the portfolio had an average life of approximately 3.5 years as of June 30, 2007. The Company does not own or originate sub prime single-family home loans and construction/development loans.

The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State and the State of Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Fort Lauderdale, Miami and Orlando. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At June 30, 2007, the Company also had loans on properties in Alabama, Connecticut, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Maryland, Michigan, New Jersey, North Carolina, Ohio and Pennsylvania.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Overview

Selected balance sheet information as of June 30, 2007 follows:

($ in thousands)	Holding Company	Intervest National Bank	Intervest Mortgage Corp.	Inter- Company Amounts (1)	Consolidated
Cash and cash equivalents	$2,979	$13,641	$31,007	$(8,306)	$39,321
Security investments	—	368,198	—	—	368,198
Loans receivable, net of deferred fees	7,182	1,529,430	81,879	—	1,618,491
Allowance for loan losses	(85)	(19,031)	(286)	—	(19,402)
Investment in consolidated subsidiaries	220,735	—	—	(220,735)	—
All other assets	3,801	36,896	5,552	(26)	46,223

Total assets	$234,612	$1,929,134	$118,152	$(229,067)	$2,052,831

Deposits	$—	$1,644,601	$—	$(8,314)	$1,636,287
Borrowed funds and related interest payable	56,833	48,243	84,931	—	190,007
All other liabilities	59	46,597	2,179	(18)	48,817

Total liabilities	56,892	1,739,441	87,110	(8,332)	1,875,111

Stockholders’ equity	177,720	189,693	31,042	(220,735)	177,720

Total liabilities and stockholders’ equity	$234,612	$1,929,134	$118,152	$(229,067)	$2,052,831

(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments in subsidiaries.

A comparison of selected balance sheet information follows:

	At June 30, 2007		At December 31, 2006
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of TotalAssets
Cash and cash equivalents	$39,321	1.9%	$40,195	2.0%
Security investments	368,198	17.9	410,953	20.9
Loans receivable, net of deferred fees and loan loss allowance	1,599,089	77.9	1,472,820	74.7
All other assets	46,223	2.3	47,785	2.4

Total assets	$2,052,831	100.0%	$1,971,753	100.0%

Deposits	$1,636,287	79.7%	$1,588,534	80.6%
Borrowed funds and related interest payable	190,007	9.2	172,909	8.8
All other liabilities	48,817	2.4	40,264	2.0

Total liabilities	1,875,111	91.3	1,801,707	91.4

Stockholders’ equity	177,720	8.7	170,046	8.6

Total liabilities and stockholders’ equity	$2,052,831	100.0%	$1,971,753	100.0%

Cash and Cash Equivalents

Cash and cash equivalents amounted to $39 million at June 30, 2007, relatively unchanged from $40 million at December 31, 2006.

Security Investments

Securities are classified as held to maturity and are carried at amortized cost when management has the intent and ability to hold them to maturity. Such investments, which are held by the Bank, decreased to $360 million at June 30, 2007, from $404 million at December 31, 2006.

The decrease reflected maturities and calls during the period exceeding new purchases. The Bank has used the proceeds from the security repayments to partially fund new loans. The Bank continues to invest mainly in short-term (up to 5 year maturities) U.S. government agency debt obligations to emphasize safety and liquidity. The Company does not own or invest in collateralized debt obligations or collateralized mortgage obligations. At June 30, 2007, the held-to-maturity portfolio consisted of debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $353 million and corporate securities (trust preferred notes) of $7 million. At June 30, 2007, the entire portfolio had a weighted-average yield of 5.14% and a weighted-average remaining maturity of 2.4 years, compared to 4.88% and 2.3 years, respectively, at December 31, 2006. Nearly all of the securities have fixed rates of interest or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security before its stated maturity without penalty.

At June 30, 2007 and December 31, 2006, the held-to-maturity portfolio’s estimated fair value was $359 million and $403 million, respectively. At June 30, 2007, the held-to-maturity portfolio had net unrealized losses totaling $1.0 million, compared to $1.1 million of net unrealized losses at December 31, 2006. Management believes that the cause of the unrealized losses is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease; as interest rates fall, their fair value will increase. Management views the unrealized losses to be temporary based on the impact of changes in interest rates, the very short maturities of the investments and their high credit quality. In addition, the Bank has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover, which may be at maturity. Historically, the Bank has always recovered the cost of its investment securities upon maturity.

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), the Bank maintains an investment in their capital stock, which amounted to $3.6 million and $4.9 million, respectively, at June 30, 2007. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and most recently was 7.5%. The total investment, which amounted to $8.5 million at June 30, 2007, compared to $6.9 million at December 31, 2006, fluctuates based on the Bank’s capital level for the FRB stock and the Bank’s loans and borrowings for the FHLB stock.

Loans Receivable, Net of Deferred Fees

Loans receivable, net of deferred fees, increased to $1.62 billion at June 30, 2007, from $1.49 billion at December 31, 2006. The growth reflected new mortgage loan originations secured by commercial and multifamily real estate exceeding principal repayments. Originations totaled $310 million in the first half of 2007, compared to $290 million in the first half of 2006, of which the Bank’s originations were $285 million in the 2007 period compared to $240 million in the 2006 period, and Intervest Mortgage Corporation’s originations were $25 million in the 2007 period, compared to $50 million in the 2006 period. Principal repayments aggregated to $183 million in the first half of 2007, compared to $219 million in the first half of 2006.

Nearly all (99.9%) of the Company’s loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). At June 30, 2007, such loans consisted of 561 loans with an aggregate principal balance of $1.63 billion and an average principal size of $2.9 million. Loans with principal balances of more than $10 million aggregated to 24 loans or $350 million, with the largest loan amounting to $21 million. Loans with principal balances of $5 million to $10 million aggregated to 70 loans or $474 million.

Nonaccrual loans increased to $22.1 million at June 30, 2007, from $3.3 million at December 31, 2006, due to the addition of five loans totaling $19.8 million, less one loan for $1.0 million that was transferred to foreclosed real estate upon the acquisition, by the Bank, of the property securing the loan. Four loans totaling $8.5 million were added in March and are collateralized by commercial real estate located in New Jersey. Each loan is guaranteed by a principal for whom a Bankruptcy Trustee has been appointed to administer his assets. The other loan of $11.3 million was added in June for nonpayment and is secured by a multifamily property located in Long Island, New York. Foreclosure proceedings are pending for all nonaccrual loans, although the proceedings concerning the New Jersey properties are temporarily stayed by reason of the bankruptcy filing. The Company believes each of the nonaccrual loans is well collateralized.

At June 30, 2007, a total of six loans were on nonaccrual status and each was considered impaired under the criteria of SFAS No.114, but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of each of the underlying properties exceeded the Company’s recorded investment in each loan. At June 30, 2007 and December 31, 2006, there were no other loans classified as impaired.

Loans past due ninety days and still accruing interest at June 30, 2007 amounted to $16.3 million and represented one loan that matured on April 1, 2007. The borrower has since ceased making payments of principal and interest. The loan is well secured by a waterfront hotel, restaurant and marina resort in St. Augustine, Florida, as well as a $1.3 million cash deposit with the Bank constituting additional collateral security. As of June 30, 2007, discussions regarding the resolution of this loan were in progress which were expected to result in either a full satisfaction of the loan, including the receipt of all past due interest of approximately $0.5 million, or in the loan being brought current with an extension of the maturity date. However, as of July 31, 2007, the Bank has not succeeded in collecting the amounts due. As a result, on July 31, 2007 the Bank transferred this loan to a nonaccrual status after applying $1.2 million of the cash collateral as a reduction of principal and $0.1 million as reduction of accrued interest. The remaining accrued and unpaid interest was reversed from income in accordance with the Bank’s accounting policy. The Bank is continuing its foreclosure proceedings on this loan and a trial date has been scheduled for November 5, 2007. At December 31, 2006, there were no loans past due ninety days and still accruing interest.

The Company is also closely monitoring six accruing real estate loans totaling $22.3 million to one borrower as of June 30, 2007, each of which loans is collateralized by multifamily properties located in New York City. Five of such loans totaling $18.4 million are held by Intervest Mortgage Corporation and one for $3.9 million is held by the Bank. The principals of the borrowers are experiencing legal difficulties in connection with activities alleged by independent third parties to be fraudulent with respect to the placing of unauthorized and unrecorded mortgages on these and other properties. As of July 1, 2007, the loan held by the Bank and two loans held by Intervest Mortgage Corporation were current as to principal and interest payments. The remaining three loans held by Intervest Mortgage Corporation were not current as to the payments due July 1, but were partially paid. One loan in the amount of $4.3 million matured on June 1, 2007. On July 30, 2007, the independent third parties filed for an involuntary bankruptcy against the borrowers. On August 2, 2007, all these loans were placed on nonaccrual status due to the uncertainty of the timing of future payments that has resulted from the involuntary bankruptcy filing. Accrued and unpaid interest was reversed from income accordingly.

Although the Company presently believes that the estimated fair value of each of the underlying properties exceeded the Company’s recorded investment in each of the aforementioned nonaccrual loans, there can be no assurance that the Company will not incur loan chargeoffs or significant expenses with respect to the ultimate collection of these loans.

Allowance For Loan Losses

At June 30, 2007, the allowance for loan losses amounted to $19.4 million, compared to $17.8 million at December 31, 2006, and represented 1.2% of total loans (net of deferred fees) outstanding on both of those dates. The increase in the allowance was due to provisions totaling $1.6 million resulting primarily from net loan growth of $127 million during the period. There were no charge offs during the period.

All Other Assets

All other assets decreased to $46.2 million at June 30, 2007, from $47.8 million at December 31, 2006. The decrease was primarily due to the following: a $1.2 million decrease in prepaid income taxes; a $0.6 million decrease in accrued interest receivable; and a $0.5 million decrease in loan fees receivable; partially offset by a $1.0 million increase in foreclosed real estate.

Prepaid income taxes decreased due to the application of a 2006 overpayment of estimated income taxes against 2007 income taxes payable. Accrued interest receivable fluctuates based on the level of interest-earning assets outstanding and the timing of interest payments. Loan fees receivable decreased due to cash payments exceeding new fees charged on new originations. Foreclosed real estate represented the carrying value of a nonaccrual loan that was transferred to foreclosed real estate. The property is a multifamily property located in Jersey City, New Jersey, that was acquired in April by the Bank. The property is being actively marketed for sale. The Bank believes as of June 30, 2007, that the estimated fair value of the property exceeded its carrying value.

Deposits

Deposits increased to $1.64 billion at June 30, 2007, from $1.59 billion at December 31, 2006, reflecting an increase in certificate of deposit accounts of $48.6 million, partially offset by a net decrease in checking, savings and money market accounts totaling $0.9 million.

At June 30, 2007, certificate of deposit accounts totaled $1.38 billion, and checking, savings and money market accounts aggregated $252 million. The same categories of deposit accounts totaled $1.34 billion and $253 million, respectively, at December 31, 2006. Certificate of deposit accounts represented 85% of total consolidated deposits at June 30, 2007, compared to 84% at December 31, 2006. At June 30, 2007 and December 31, 2006, certificate of deposit accounts included $99 million and $56 million, respectively, of brokered deposits.

Borrowed Funds and Related Interest Payable

Borrowed funds and related interest payable increased to $190 million at June 30, 2007, from $173 million at December 31, 2006. The increase was due to a higher level of short-term FHLBNY advances of $23 million, partially offset by the early repayment and conversion of certain debentures along with accrued interest payable as more fully described in note 7 to the condensed consolidated financial statements included in this report.

All Other Liabilities

All other liabilities increased to $48.8 million at June 30, 2007, from $40.3 million at December 31, 2006, largely due to increases of $6.8 million in mortgage escrow funds payable and $1.1 million in accrued interest payable on deposits. Mortgage escrow funds payable represent advance payments made to the Company by borrowers for property taxes and insurance that are remitted by the Company to third parties. The increase reflected growth in the loan portfolio as well as the timing of tax remittances by the Company. Accrued interest payable on deposits fluctuates based on total deposits and the timing of interest payments. The increase reflected the growth in deposits.

Stockholders’ Equity

Stockholders’ equity increased to $177.7 million at June 30, 2007, from $170.0 million at December 31, 2006 as follows:

($ in thousands)	Amount	Class A Shares	Class B Shares	Total Shares	Amount Per Share
Stockholders’ equity at December 31, 2006	$170,046	7,986,595	385,000	8,371,595	$20.31
Net earnings for the period	10,720	—	—	—	—
Convertible debentures converted (1)	1,942	108,556	—	108,556	17.89
Repurchase of Class A common stock (2)	(2,876)	(115,200)	—	(115,200)	24.97
Cash common stock dividend paid (3)	(2,112)	—	—	—	—

Stockholders’ equity at June 30, 2007	$177,720	7,979,951	385,000	8,364,951	$21.25

(1)	A total of $1.9 million ($1.1 million of principal and $0.8 million of accrued interest payable) of the Holding Company’s Series 5/14/98 debentures were converted at the option of the debenture holders into Class A common stock.
(2)	On April 25, 2007, the Holding Company’s board of directors authorized a share repurchase plan. Under the plan, the Holding Company is authorized to purchase up to $10 million of its outstanding shares of Class A common stock over a six-month period.
(3)	On April 25, 2007, the Holding Company’s board of directors approved the payment of the Holding Company’s first annual cash dividend of $0.25 per share on the Holding Company’s outstanding Class A and Class B common stock. A total dividend of $2.1 million was paid on June 15, 2007 to shareholders of record on the close of business June 1, 2007.

Comparison of Results of Operations for the Quarters Ended June 30, 2007 and 2006

Overview

Consolidated net earnings for the second quarter of 2007 (“Q2-07”) decreased by $1.0 million, or 16%, to $5.4 million, or $0.63 per diluted share, from $6.4 million, or $0.77 per diluted share, for the second quarter of 2006 (“Q2-06”). Average diluted shares outstanding amounted to 8.6 million for Q2-07, compared to 8.4 million for Q2-06. The decrease in net earnings was due to a $1.5 million decrease in net interest and dividend income and a $0.4 million increase in noninterest expenses, partially offset by a $0.7 million decrease in the provision for income taxes and a $0.2 million increase in noninterest income.

The Company’s efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, continued to be favorable and was 23% for Q2-07, compared to 19% for Q2-06. The ratio for Q2-07 was adversely affected by an increase in FDIC insurance premium rates. The Company’s return on average assets and equity decreased to 1.05% and 12.09%, respectively, in Q2-07, from 1.42% and 17.66%, respectively, in Q2-06.

Selected information regarding results of operations for Q2-07 follows:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corp.	Intervest Securities Corp. (2)	Holding Company	Inter- Company Amounts (3)	Consolidated
Interest and dividend income	$31,734	$2,290	$—	$167	$(109)	$34,082
Interest expense	20,019	1,673	—	906	(109)	22,489

Net interest and dividend income	11,715	617	—	(739)	—	11,593
Provision for loan losses	684	31	—	—	—	715
Noninterest income	1,402	1,410	—	130	(1,100)	1,842
Noninterest expenses	3,315	738	—	164	(1,100)	3,117

Earnings before taxes	9,118	1,258	—	(773)	—	9,603
Provision for income taxes	4,013	576	—	(353)	—	4,236

Net earnings	$5,105	$682	$—	$(420)	$—	$5,367

Intercompany dividends (1)	(885)	—	—	885	—	—

Net earnings after intercompany dividends	$4,220	$682	$—	$465	$—	$5,367

Net earnings after intercompany dividends for the same period of 2006	$4,776	$1,124	$(1)	$509	$—	$6,408

(1)	Dividends to the Holding Company from the Bank provide funds for the debt service on the subordinated debentures-capital securities, which is included in the Holding Company’s interest expense.
(2)	The limited operations of Intervest Securities Corporation were discontinued in the fourth quarter of 2006 as discussed in note 1 to the condensed consolidated financial statements in this report.
(3)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.

Net Interest and Dividend Income

Net interest and dividend income is the Company’s primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates. Net interest income and dividend income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowings.

Net interest and dividend income decreased to $11.6 million in Q2-07, from $13.1 million in Q2-06. The decrease was due to a lower net interest margin during a period in which the treasury yield curve continued to be flat-to-inverted, which more than offset growth in interest-earning assets. The net interest margin (excluding prepayment income) decreased to 2.29% in Q2-07, from 2.94% in Q2-06, due to a higher cost of deposits, repayments of higher yielding loans coupled with lower competitive pricing for new loans, and an increase in nonaccrual loans.

Total average interest-earning assets increased $243 million in Q2-07 from Q2-06 due to growth in loans of $165 million and a $78 million net increase in security and short-term investments. The growth in average earning assets was funded by increases of $224 million in interest-bearing deposits, $32 million in stockholders’ equity (largely due to retained earnings and the exercise of common stock warrants and conversion of debentures into common stock) and a $6 million increase in noninterest-bearing liabilities, partially offset by an $18 million decrease in borrowed funds.

The yield on interest-earning assets decreased 39 basis points to 6.75% in Q2-07 due to repayments of higher yielding loans being replaced with new loan originations with lower competitive pricing and an increase in nonaccrual loans, partially offset by higher yields earned on security and other short-term investments. The cost of funds increased by 32 basis points to 4.97% in Q2-07 due to higher rates paid on deposit accounts, partially offset by a decrease in the cost of borrowed funds resulting from the early repayment of certain debentures with higher rates of interest.

The following table provides information on: average assets, liabilities and stockholders’ equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each period divided by average interest-earning assets/interest-bearing liabilities during each period. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each period. The interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin is greater than the interest rate spread due to the additional income earned on those assets funded by non-interest-bearing liabilities, primarily demand deposits and stockholders’ equity.

	Quarter Ended
	June 30, 2007			June 30, 2006
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Assets
Interest-earning assets:
Loans (1)	$1,600,360	$28,652	7.18%	$1,435,306	$28,203	7.88%
Securities	407,788	5,193	5.11	322,628	3,222	4.01
Other interest-earning assets	18,235	237	5.21	25,882	312	4.84

Total interest-earning assets	2,026,383	$34,082	6.75%	1,783,816	$31,737	7.14%

Noninterest-earning assets	17,700			15,865

Total assets	$2,044,083			$1,799,681

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest checking deposits	$6,304	$28	1.78%	$9,071	$43	1.90%
Savings deposits	9,483	70	2.96	14,600	107	2.94
Money market deposits	230,197	2,496	4.35	243,698	2,484	4.09
Certificates of deposit	1,417,773	17,205	4.87	1,172,287	12,882	4.41

Total deposit accounts	1,663,757	19,799	4.77	1,439,656	15,516	4.32

FHLB advances and Fed funds purchased	7,838	107	5.48	17,382	220	5.08
Debentures and related interest payable	84,925	1,693	8.00	88,095	1,817	8.27
Debentures—capital securities	56,702	886	6.27	61,856	1,090	7.07
Mortgage note payable	210	4	7.64	225	4	7.13

Total borrowed funds	149,675	2,690	7.21	167,558	3,131	7.49

Total interest-bearing liabilities	1,813,432	$22,489	4.97%	1,607,214	$18,647	4.65%

Noninterest-bearing deposits	4,180			5,722
Noninterest-bearing liabilities	48,902			41,614
Stockholders’ equity	177,569			145,131

Total liabilities and stockholders’ equity	$2,044,083			$1,799,681

Net interest and dividend income/spread		$11,593	1.78%		$13,090	2.49%

Net interest-earning assets/margin (3)	$212,951		2.29%	$176,602		2.94%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.12			1.11

Other Ratios:
Return on average assets (2)	1.05%			1.42%
Return on average equity (2)	12.09%			17.66%
Noninterest expense to average assets (2)	0.61%			0.61%
Efficiency ratio (4)	23%			19%
Average stockholders’ equity to average assets	8.69%			8.06%

(1)	Includes average nonaccrual loans of $14.5 million in the 2007 period and $2.4 million in the 2006 period. Interest not accrued on such loans totaled $0.4 million in the 2007 period and $0.1 million in the 2006 period.
(2)	Annualized.

(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.57% and 3.16% for the 2007 period and 2006 period, respectively.
(4)	Defined as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend income plus noninterest income.

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

	For the Quarter Ended June 30, 2007 vs 2006 Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(2,512)	$3,252	$(291)	$449
Securities	887	854	230	1,971
Other interest-earning assets	24	(93)	(6)	(75)

Total interest-earning assets	(1,601)	4,013	(67)	2,345

Interest-bearing liabilities:
Interest checking deposits	(3)	(13)	1	(15)
Savings deposits	1	(38)	—	(37)
Money market deposits	158	(138)	(8)	12
Certificates of deposit	1,348	2,706	269	4,323

Total deposit accounts	1,504	2,517	262	4,283

FHLB advances and Fed funds purchased	17	(121)	(9)	(113)
Debentures and accrued interest payable	(59)	(66)	1	(124)
Debentures—capital securities	(124)	(91)	11	(204)
Mortgage note payable	—	—	—	—

Total borrowed funds	(166)	(278)	3	(441)

Total interest-bearing liabilities	1,338	2,239	265	3,842

Net change in interest and dividend income	$(2,939)	$1,774	$(332)	$(1,497)

Provision for Loan Losses

The provision for loan losses increased by $0.1 million to $0.7 million in Q2-07, from $0.6 million in Q2-06, primarily due to an increase in the rate of net loan growth over the prior year period, largely offset by the effect of changes in internal credit ratings on several loans. Total loans outstanding grew by $67.6 million in Q2-07, compared to $37.7 million in Q2-06. The provision for Q2-07 was reduced by $0.2 million primarily due to the satisfaction of loan with a lower credit grade, whereas the Q2-06 provision included an additional $0.1 million resulting from various credit downgrades of existing loans.

Noninterest Income

Noninterest income increased by $0.2 million to $1.8 million in Q2-07, from $1.6 million in Q2-06. The increase was due to a higher level of income ($0.4 million) from loan prepayments, partially offset by a decrease in fees ($0.2 million) earned from expired loan commitments.

Noninterest Expenses

Noninterest expenses increased by $0.4 million to $3.1 million in Q2-07, from $2.7 million in Q2-06, due to a $0.3 million increase in FDIC deposit insurance premiums resulting from a higher rate structure imposed by the FDIC on all insured financial institutions beginning in 2007. The new rates for nearly all institutions vary between five and seven cents for every $100 of domestic deposits.

Increases in occupancy and equipment expenses of $70,000 (largely associated with the opening of a new branch in Florida), foreclosed real estate expenses of $53,000 and data processing expenses of $34,000 (associated with the growth in the Bank’s total assets), were nearly offset by decreases of $65,000 in professional fees and $31,000 in advertising and promotion expenses. The Company had 72 employees at June 30, 2007, compared to 76 at June 30, 2006.

Provision for Income Taxes

The provision for income taxes decreased by $0.7 million to $4.2 million in Q2-07, from $4.9 million in Q2-06 due to a decrease in pre-tax income. The Company’s effective tax rate (inclusive of state and local taxes) amounted to 44.1% in Q2-07 and 43.7% in Q2-06.

Comparison of Results of Operations for the Six-Months Ended June 30, 2007 and 2006

Overview

Consolidated net earnings for the six-months ended June 30, 2007 (“6mths-07”) decreased by $2.1 million, or 16%, to $10.7 million, or $1.25 per diluted share, from $12.8 million, or $1.54 per diluted share, for the six-months ended June 30, 2006 (“6mths-06”). Average diluted shares outstanding amounted to 8.6 million for the 2007 period, compared to 8.4 million for the 2006 period. The decrease in net earnings was due to a $2.4 million decrease in net interest and dividend income, a $0.6 million increase in the provision for loan losses, a $0.4 million increase in noninterest expenses and $0.2 million decrease in noninterest income, partially offset by a $1.5 million decrease in the provision for income taxes. The Company’s efficiency ratio was 22% for the 2007 period, compared to 19% for the 2006 period. The ratio for the 2007 period was adversely affected by an increase in FDIC insurance premium rates. The Company’s return on average assets and equity decreased to 1.06% and 12.27%, respectively, for the 2007 period, from 1.45% and 18.09%, respectively, for the 2006 period.

Selected information regarding results of operations for the six-months ended June 30, 2007 follows:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corp.	Intervest Securities Corp. (2)	Holding Company	Inter- Company Amounts (3)	Consolidated
Interest and dividend income	$62,738	$4,630	$—	$356	$(377)	$67,347
Interest expense	39,325	3,361	—	1,875	(377)	44,184

Net interest and dividend income	23,413	1,269	—	(1,519)	—	23,163
Provision for loan losses	1,545	24	—	—	—	1,569
Noninterest income	2,850	2,651	—	243	(2,300)	3,444
Noninterest expenses	6,370	1,489	—	327	(2,300)	5,886

Earnings before taxes	18,348	2,407	—	(1,603)	—	19,152
Provision for income taxes	8,061	1,107	—	(736)	—	8,432

Net earnings	$10,287	$1,300	$—	$(867)	$—	$10,720

Intercompany dividends (1)	(1,770)	—	—	1,770	—	—

Net earnings after intercompany dividends	$8,517	$1,300	$—	$903	$—	$10,720

Net earnings after intercompany dividends for the same period of 2006	$9,843	$1,953	$(1)	$1,033	$—	$12,828

(1)	Dividends to the Holding Company from the Bank provide funds for the debt service on the subordinated debentures-capital securities, which is included in the Holding Company’s interest expense.
(2)	The limited operations of Intervest Securities Corporation were discontinued in the fourth quarter of 2006 as discussed in note 1 to the condensed consolidated financial statements in this report.
(3)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.

Net Interest and Dividend Income

Net interest and dividend income decreased to $23.2 million in the 6mths-07 period, from $25.6 million in the 6mths-06 period. The decrease was due to a lower net interest margin during a period in which the treasury yield curve continued to be flat-to-inverted, which more than offset growth in interest-earning assets. The net interest margin (excluding prepayment income) decreased to 2.34% in the 6mths-07 period, from 2.93% in the 6mths-06 period, due to a higher cost of deposits, repayments of higher yielding loans coupled with lower competitive pricing for new loans, and an increase in nonaccrual loans.

Total average interest-earning assets increased $240 million in the 6mths-07 period from the 6mths-06 period due to growth in loans of $156 million and an $84 million net increase in security and short-term investments. The growth in average earning assets was funded by increases of $211 million in interest-bearing deposits and $33 million in stockholders’ equity (largely due to retained earnings and the exercise of common stock warrants and conversion of debentures into common stock), partially offset by a $3 million decrease in borrowed funds.

The yield on interest-earning assets decreased 29 basis points to 6.80% in the 6mths07 period, due to repayments of higher yielding loans being replaced with new loan originations with lower competitive pricing and an increase in nonaccrual loans, partially offset by higher yields earned on security and other short-term investments. The cost of funds increased by 37 basis points to 4.97% in the 6mths-07 period due to higher rates paid on deposit accounts, partially offset by a decrease in the cost of borrowed funds resulting from the early repayment of certain debentures with higher rates of interest.

The following table provides information for the periods indicated, the contents of which are described above a similar table in the section entitled “Comparison of Results of Operations for the Quarters Ended June 30, 2007 and 2006” under the caption “Net Interest Income.”

	Six-Months Ended
	June 30, 2007			June 30, 2006
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Assets
Interest-earning assets:
Loans (1)	$1,570,330	$56,640	7.27%	$1,414,189	$55,134	7.86%
Securities	407,775	10,180	5.03	313,396	5,969	3.84
Other interest-earning assets	20,442	527	5.20	31,000	700	4.55

Total interest-earning assets	1,998,547	$67,347	6.80%	1,758,585	$61,803	7.09%

Noninterest-earning assets	19,044			15,761

Total assets	$2,017,591			$1,774,346

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest checking deposits	$9,027	$86	1.92%	$8,803	$82	1.88%
Savings deposits	9,849	144	2.95	15,590	228	2.95
Money market deposits	225,977	4,873	4.35	240,553	4,777	4.00
Certificates of deposit	1,391,205	33,433	4.85	1,160,143	24,988	4.34

Total deposit accounts	1,636,058	38,536	4.75	1,425,089	30,075	4.26

FHLB advances and Fed funds purchased	14,844	404	5.49	9,496	239	5.08
Debentures and related interest payable	86,583	3,464	8.07	90,179	3,725	8.33
Debentures—capital securities	56,702	1,772	6.30	61,856	2,180	7.11
Mortgage note payable	212	8	7.61	226	8	7.14

Total borrowed funds	158,341	5,648	7.19	161,757	6,152	7.67

Total interest-bearing liabilities	1,794,399	$44,184	4.97%	1,586,846	$36,227	4.60%

Noninterest-bearing deposits	4,268			6,111
Noninterest-bearing liabilities	44,148			39,590
Stockholders’ equity	174,776			141,799

Total liabilities and stockholders’ equity	$2,017,591			$1,774,346

Net interest and dividend income/spread		$23,163	1.83%		$25,576	2.49%

Net interest-earning assets/margin (3)	$204,148		2.34%	$171,739		2.93%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.11			1.11

Other Ratios:
Return on average assets (2)	1.06%			1.45%
Return on average equity (2)	12.27%			18.09%
Noninterest expense to average assets (2)	0.58%			0.62%
Efficiency ratio (4)	22%			19%
Average stockholders’ equity to average assets	8.66%			7.99%

(1)	Includes average nonaccrual loans of $10.3 million in the 2007 period and $2.7 million in the 2006 period. Interest not recorded on such loans totaled $0.6 million in the 2007 period and $0.1 million in the 2006 period.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.60% and 3.24% for the 2007 period and 2006 period, respectively.
(4)	Defined as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend income plus noninterest income.

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

	For the Six-Months Ended June 30, 2007 vs 2006
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(4,172)	$6,136	$(458)	$1,506
Securities	1,865	1,812	534	4,211
Other interest-earning assets	101	(240)	(34)	(173)

Total interest-earning assets	(2,206)	7,708	42	5,544

Interest-bearing liabilities:
Interest checking deposits	2	2	—	4
Savings deposits	—	(85)	1	(84)
Money market deposits	421	(292)	(33)	96
Certificates of deposit	2,958	5,014	473	8,445

Total deposit accounts	3,381	4,639	441	8,461

FHLB advances and Fed funds purchased	19	136	10	165
Debentures and accrued interest payable	(117)	(150)	6	(261)
Debentures—capital securities	(251)	(183)	26	(408)
Mortgage note payable	1	—	(1)	—

Total borrowed funds	(348)	(197)	41	(504)

Total interest-bearing liabilities	3,033	4,442	482	7,957

Net change in interest and dividend income	$(5,239)	$3,266	$(440)	$(2,413)

Provision for Loan Losses

The provision for loan losses increased by $0.6 million to $1.6 million in the 6mths-07 period, from $1.0 million in the 6mths-06 period, due to an increase in the rate of net loan growth. Total loans outstanding grew by $126.6 million in the 2007 period, compared to $70.9 million in the 2006 period.

Noninterest Income

Noninterest income decreased by $0.2 million to $3.5 million in the 6mths-07 period, from $3.7 million in the 6mths-06 period, due to fewer fees earned from expired loan commitments.

Noninterest Expenses

Noninterest expenses increased by $0.4 million to $5.9 million in the 6mths-07 period, from $5.5 million in the 6mths-06 period, due to a $0.3 million increase in FDIC deposit insurance premiums resulting from a higher rate structure imposed by the FDIC on all insured financial institutions beginning in 2007. The new rates for nearly all institutions vary between five and seven cents for every $100 of domestic deposits.

Increases in occupancy and equipment expenses of $130,000 (largely associated with the opening of a new branch in Florida), foreclosed real estate expenses of $53,000 and data processing expenses of $57,000 (associated with the growth in the Bank’s total assets), were nearly offset by decreases of $97,000 in salary and employee benefits expense (due to a decrease in executive bonuses), $60,000 in professional fees and $42,000 in advertising and promotion expenses. The Company had 72 employees at June 30, 2007, compared to 76 at June 30, 2006.

Provision for Income Taxes

The provision for income taxes decreased by $1.5 million to $8.4 million in the 6mths-07 period, from $9.9 million in the 6mths-06 period, due to a decrease in pre-tax income. The Company’s effective tax rate (inclusive of state and local taxes) amounted to 44.0% in the 2007 period and 43.7% in the 2006 period.

Off-Balance Sheet and Other Financing Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For a further discussion of these financial instruments, see note 13 to the condensed consolidated financial statements included in this report.

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

Intervest National Bank. The Bank’s lending business is dependent on its continuing ability to generate a positive interest rate spread between the yields earned on its loans and the rates offered on its deposits. The Bank needs to pay competitive interest rates to attract and retain deposits to fund its loan originations.

The Bank continues to rely heavily on certificates of deposit (time deposits) as its main source of funds. Total consolidated deposits amounted to $1.64 billion at June 30, 2007 and time deposits represented 85%, or $1.38 billion, of those deposits, up from 84% at December 31, 2006. Additionally, time deposits of $100,000 or more at June 30, 2007 totaled $539 million and included $99 million of brokered deposits, up from $491 million and $56 million for the same categories, respectively, at December 31, 2006. The Bank’s brokered deposits are sold by investment firms, which are paid a fee by the Bank for placing the deposit. The Bank must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Time deposits are the only deposit accounts offered by the Bank that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. At June 30, 2007, the Bank had $583 million of time deposits maturing by June 30, 2008. The Bank expects that a substantial portion of these deposits will be renewed and stay with the Bank.

The Bank’s loan-to-deposit ratio was 90% at June 30, 2007. During the second quarter of 2007, the Bank utilized a higher level of FHLB advances to partially fund the growth in its loan portfolio, which has caused this ratio to increase from 84% at December 31, 2006. The Bank’s goal is to target its loan-to-deposit ratio at approximately 85%.

The Bank borrows funds on an overnight or short-term basis to manage its liquidity needs. At June 30, 2007, the Bank had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. As a member of the FHLB of New York and FRB of New York, the Bank can also borrow from these institutions on a secured basis. During the first half of 2007, the Bank utilized a total of $246 million of short-term borrowings. At June 30, 2007, there were $48 million of such borrowings outstanding, compared to $25 million at December 31, 2006. At June 30, 2007, the Bank had available collateral consisting of investment securities to support additional total borrowings of $294 million from the FHLB and FRB.

The Bank continues to invest mainly in short-term (up to 5 year maturities) U.S. government agency debt obligations to emphasize safety and liquidity. All of the Bank’s security investments are classified as held to maturity, and nearly all of the securities have fixed rates of interest or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security before its stated maturity without penalty. At June 30, 2007, the entire portfolio had a weighted-average remaining maturity of 2.4 years, and a total of $119 million of the securities were maturing by June 30, 2008. The Bank expects to reinvest the proceeds from these maturities into new securities in order achieve its targeted loan-to-deposit ratio.

The Bank had cash and short-term investments of $39 million at June 30, 2007. In addition, as of June 30, 2007, the Bank had a total of $305 million of its loan portfolio maturing by June 30, 2008. The Bank expects to extend or refinance a portion of these maturing loans. At June 30, 2007, the Bank had new commitments to lend of $162 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described above. The Bank continues to experience increased competitive market conditions and lower pricing, which encompass both interest rates and fees charged, for its new loans.

The Bank has in the past and may continue in the future to rely on capital contributions from the Holding Company to increase its capital to support its asset growth. No cash contributions have been made to the Bank since 2005. At June 30, 2007, the Bank had excess capital to support an additional $446 million of asset growth and still maintain a well-capitalized designation.

Intervest Mortgage Corporation. Intervest Mortgage Corporation’s lending business is dependent on its ability to sell its subordinated debentures with interest rates that result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures.

Intervest Mortgage Corporation relies on the issuance of its subordinated debentures in registered, best efforts offerings to the public as its primary source of funds to support its loan originations. In addition, as the Bank’s mortgage loan portfolio has grown, service fee income received by Intervest Mortgage Corporation from the Bank has comprised a large percentage of Intervest Mortgage Corporation’s earnings and cash inflows. The Bank has a servicing agreement with Intervest Mortgage Corporation that is described in the Company’s annual report of Form 10-K for the year ended December 31, 2006 in Item. 1 “Business,” under the caption “Loan Solicitation and Processing.” The Bank paid $2.1 million in the first half of 2007 to Intervest Mortgage Corporation in connection with this agreement. From time to time, Intervest Mortgage Corporation has also received cash capital contributions from the Holding Company. No contributions have been made since 2002.

Intervest Mortgage Corporation, as of June 30, 2007, had $82 million of debentures outstanding with fixed interest rates that range from 6.25% to 7.75% and maturities that range from January 1, 2008 to July 1, 2014. In the first half of 2007, Intervest Mortgage Corporation repaid from cash on hand $2 million of its debentures prior to their stated maturity, including $0.1 million of related accrued interest payable, and did not issue any new debentures. At June 30, 2007, Intervest Mortgage Corporation had $5.5 million of debentures and $1.6 million of accrued interest payable maturing by June 30, 2008. Subsequent to June 30, 2007 and prior to the filing date of this report, on August 1, 2007, Intervest Mortgage Corporation repaid early those maturing debentures from cash on hand.

Intervest Mortgage Corporation, as of June 30, 2007, had $31 million in cash and short-term investments, compared to $2.7 million of commitments to lend. In addition, $42 million of its mortgage loans are scheduled to mature by June 30, 2008, although some portion is expected to be extended or refinanced. As a result, both cash and short-term investments as well as the proceeds from the repayment of maturing mortgages, less $7.1 million used to repay debentures outstanding, will be available for investment in new mortgage loans. The current level of cash and short-term investments continues to be higher than has been customary for Intervest Mortgage Corporation and the level of its outstanding commitments continues to be at historically low levels. The increase in cash and short-term investments is primarily attributable to a significant decline in originations of new mortgage loans since June 30, 2006 that is attributable to increased competitive market conditions and lower pricing, which have made it more difficult for Intervest Mortgage Corporation to identify suitable mortgage investment opportunities. The level of outstanding loan commitments has always fluctuated with market conditions and is unpredictable.

Holding Company. The Holding Company’s sources of funds and capital have been derived from the following: interest income from a limited portfolio of mortgage loans (including purchased participations in loans originated by the Bank) and short-term investments; monthly dividends from the Bank to service interest expense on trust preferred securities; monthly management fees from Intervest Mortgage Corporation and the Bank for providing these subsidiaries with certain administrative services; the issuance of its common stock through public offerings, exercise of common stock warrants and conversion of debentures; the issuance of trust preferred securities through its wholly owned business trusts; and the direct issuance of other subordinated debentures to the public.

In the first half of 2007, the Holding Company repaid early $2.3 million (principal and accrued interest) of debentures from cash on hand. In addition, a total of $2.0 million (principal and accrued interest) of debentures were converted (at the option of the debenture holders) into 108,556 shares of the Holding Company’s Class A common stock at $18 per share. At June 30, 2007, the Holding Company had no debentures outstanding and $3 million in cash and short-term investments.

The Holding Company, through its wholly owned business trusts, has issued at various times since 2001 approximately $72 million of trust preferred securities, of which $56.7 million were outstanding as of June 30, 2007. The outstanding securities have fixed rates of interest for a five-year period and thereafter variable rates and contractually mature at various time through 2036. The resulting proceeds have been invested in the Bank at various times through capital contributions. The Holding Company is required to make interest payments that currently total

$3.5 million annually on the outstanding trust preferred securities. The Bank provides the funds in the form of dividends to the Holding Company for this debt service. At June 30, 2007, $55 million of the trust preferred securities (representing outstanding debentures net of the Holding Company’s common stock investments in the trusts) qualified as regulatory Tier 1 capital.

On April 25, 2007, the Holding Company’s board of directors approved the payment of the Holding Company’s first annual cash dividend of $0.25 per share on the Holding Company’s outstanding Class A and Class B common stock. A total dividend of $2.1 million was paid from cash on hand on June 15, 2007 to shareholders of record on the close of business June 1, 2007.

On April 25, 2007, the Holding Company’s board of directors authorized a share repurchase plan. Under the plan, the Holding Company is authorized to purchase up to $10 million of its outstanding shares of Class A common stock over a six-month period. The repurchases will be made in the open market at prevailing prices or in privately negotiated transactions in accordance with all applicable securities laws and regulations. The plan does not obligate the Holding Company to acquire any particular amount of the Class A common stock and the plan may be suspended or discontinued at any time. During the second quarter of 2007, a total of 115,200 shares of Class A common stock was repurchased under this plan using cash on hand at an aggregate cost of $2.9 million. As of June 30, 2007, the Holding Company expects to fund additional stock repurchases through cash on hand as well as from the proceeds resulting from the anticipated repurchase by the Bank of the Holding Company’s loan participations.

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

Regulatory Capital

The Bank is subject to various regulatory capital requirements. As disclosed on pages 18 and 19 of the Company’s annual report of Form 10-K for the year ended December 31, 2006, the Federal Deposit Insurance Corporation (FDIC) and other bank regulatory agencies use five capital categories ranging from well capitalized to critically undercapitalized to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premiums. These categories involve quantitative measures of a bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements.

The Bank is required to maintain regulatory defined minimum Tier 1 leverage and Tier land total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At June 30, 2007 and December 31, 2006, management believes the Bank met its capital adequacy requirements and is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management is not aware of any conditions or events that would change the Bank’s designation as a well-capitalized institution.

Information regarding the Bank’s regulatory capital and related ratios is summarized as follows:

($ in thousands)	At June 30, 2007	At December 31, 2006
Tier 1 Capital	$189,693	$181,176
Tier 2 Capital	19,031	17,486

Total risk-based capital	$208,724	$198,662

Net risk-weighted assets	$1,641,188	$1,526,791
Average assets for regulatory purposes	$1,921,652	$1,841,231

Tier 1 capital to average assets	9.87%	9.84%
Tier 1 capital to risk-weighted assets	11.56%	11.87%
Total capital to risk-weighted assets	12.72%	13.01%

The Holding Company on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At June 30, 2007 and December 31, 2006, management believes that the Holding Company met its capital adequacy requirements.

Information regarding consolidated regulatory capital and related ratios is summarized below:

($ in thousands)	At June 30, 2007	At December 31, 2006
Tier 1 Capital (1)	$232,720	$225,046
Tier 2 Capital (1)	19,402	17,833

Total risk-based capital	$252,122	$242,879

Net risk-weighted assets	$1,742,984	$1,624,713
Average assets for regulatory purposes	$2,044,083	$1,969,533

Tier 1 capital to average assets	11.39%	11.43%
Tier 1 capital to risk-weighted assets	13.35%	13.85%
Total capital to risk-weighted assets	14.46%	14.95%

(1)	At June 30, 2007 and December 31, 2006, there were $55 million of qualifying capital securities outstanding, representing the total outstanding debentures issued to Statutory Trust II, III, IV and V by the Holding Company, net of the Holding Company’s investments in those trusts. At June 30, 2007 and December 31, 2006, the entire $55 million was included in Tier I capital. The inclusion of these capital securities in Tier 1 capital is limited to 25% of core capital elements, as defined in the FDIC regulations.

The Federal Reserve on March 1, 2005 issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies but with stricter limitations on the use of such securities. The new rule provides a transition period for bank holding companies to meet the new, stricter limitations within regulatory capital by allowing the stricter limits on restricted core capital elements to become fully effective as of March 31, 2009. For a further discussion of these changes, see page 52 of the Company’s annual report on Form 10-K for the year ended December 31, 2006. As of June 30, 2007 and December 31, 2006, assuming the Holding Company had excluded all of its eligible trust preferred securities from Tier 1 Capital and included such amount in Tier 2 capital, the Holding Company would still have exceed the well capitalized threshold under the regulatory framework for prompt corrective action.

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

The Company’s one-year positive interest rate sensitivity gap amounted to $19 million, or 0.9% of total assets, at June 30, 2007, compared to $109 million, or 5.5% of total assets at December 31, 2006. The decrease in the positive gap primarily reflects the runoff of loans with a repricing or remaining maturity of less than one year being replaced with new fixed rate loans with maturities of greater than one year, coupled with a higher level of short-term borrowings. Consistent with the competitive lending environment, a greater percentage of loans were originated on a fixed rate basis.

For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 10% at June 30, 2007, compared to a positive 15% at December 31, 2006.

The table that follows summarizes interest-earning assets and interest-bearing liabilities as of June 30, 2007, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Loans (1)	$473,277	$231,965	$565,464	$336,549	$1,607,255
Securities held to maturity (2)	47,495	117,236	154,297	40,659	359,687
Short-term investments	30,334	—	—	—	30,334
FRB and FHLB stock	4,885	—	—	3,626	8,511

Total rate-sensitive assets	$555,991	$349,201	$719,761	$380,834	$2,005,787

Deposit accounts (3):
Interest checking deposits	$6,021	$—	$—	$—	$6,021
Savings deposits	9,387	—	—	—	9,387
Money market deposits	232,709	—	—	—	232,709
Certificates of deposit	212,946	369,580	610,405	191,088	1,384,019

Total deposits	461,063	369,580	610,405	191,088	1,632,136

FHLB advances	48,000	—	—	—	48,000
Debentures and mortgage note payable (1)	5,500	—	87,142	46,018	138,660
Accrued interest on all borrowed funds (1)	1,725	—	1,021	601	3,347

Total borrowed funds	55,225	—	88,163	46,619	190,007

Total rate-sensitive liabilities	$516,288	$369,580	$698,568	$237,707	$1,822,143

GAP (repricing differences)	$39,703	$(20,379)	$21,193	$143,127	$183,644

Cumulative GAP	$39,703	$19,324	$40,517	$183,644	$183,644

Cumulative GAP to total assets	1.9%	0.9%	2.0%	8.9%	8.9%

Significant assumptions used in preparing the gap table above follow:

(1)	Floating-rate loans and debentures payable are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and debentures payable are scheduled, including repayments, according to their contractual maturities. Deferred loan fees, nonaccrual loans and the effect of possible loan prepayments are excluded from the analysis.

(2)	Securities are scheduled according to the earlier of their contractual maturity or the date in which the interest rate is scheduled to increase. The effects of possible prepayments that may result from the issuer’s right to call a security before its contractual maturity date are not considered.

(3)	Interest checking, savings and money market deposits are regarded as readily accessible withdrawable accounts; and certificates of deposit are scheduled according to their contractual maturity dates.

Recent Accounting Pronouncements

See note 16 to the condensed consolidated financial statements included in this report for a discussion of this topic.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital. In this regard, the Bank does internal analyses by preparing interest rate shock scenarios (representing the effects of specific assumed interest rate changes on net interest income) to its basic one-year gap model as a quantitative tool to measure the amount of interest rate risk associated with changing market interest rates. The Bank also engages an outside consultant to prepare quarterly reports using an earnings simulation model to quantify the effects of various interest rate scenarios on projected net interest income and net income over projected periods. These computations rely on various assumptions regarding balance sheet growth and composition, and the pricing and repricing and maturity characteristics of the balance sheet. For a further discussion of GAP analysis, see the section entitled “Asset and Liability Management” of this report.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of Class A common stock during the second quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Dollar Value of Shares that May Be Purchased Under the Program (1)
April 1, 2007 – April 30, 2007	—	—	—	—
May 1, 2007 – May 31, 2007	28,000	$24.84	28,000	$9,304,422
June 1, 2007 – June 30, 2007	87,200	$25.00	87,200	$7,124,255

Total	115,200	$24.96	115,200

(1)	On April 30, 2007, the Company announced that its board of directors had authorized a share repurchase plan effective April 25, 2007 providing for the purchase of up to $10,000,000 of its outstanding shares of Class A common stock over a six-month period. The plan expires on October 25, 2007.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	An Annual Meeting of Stockholders was held on May 24, 2007.

(b)	Pursuant to the Company’s charter and bylaws, one-third of the directors are elected by the holders of Class A common stock and two-thirds are elected by holders of Class B common stock. On all other matters, Class A and Class B common stockholders vote together as a single class. Each of the persons named in the Proxy Statement dated April 10, 2007 as a nominee for director was elected for a one-year term expiring on the date of the next annual meeting (see Item 4-c). Additionally, the Company’s stockholders ratified the appointment of Hacker, Johnson & Smith, P.A., P.C., as the Company’s independent registered public accounting firm for 2007 (see Item 4-c).

(c)	The table that follows summarizes voting results on the matters submitted to the Company’s common stockholders:

	For	Withheld Authority
Election of Directors—Class A
Michael A. Callen	7,551,181	173,470
Wayne F. Holly	6,227,582	1,497,069
Lawton Swan, III	7,606,543	118,108
Election of Directors—Class B
Lowell S. Dansker	385,000	—
Paul DeRosa	385,000	—
Stephen A. Helman	385,000	—
Thomas E. Willett	385,000	—
David J. Willmott	385,000	—
Wesley T. Wood	385,000	—

	For	Against	Abstained
To ratify the appointment of Hacker, Johnson & Smith, P.A., P.C., as the Company’s independent registered public accounting firm for 2007
Class A shareholders	7,642,752	71,723	10,176
Class B shareholders	385,000	—	—

(d)	Not Applicable

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

The following exhibits are filed as part of this report.

10.1	Amendment to Employment Agreement between Intervest Bancshares Corporation and Lowell S. Dansker dated June 21, 2007, incorporated by reference to Form 8-K filed on June 25, 2007.

31.0	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.1	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.0	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: August 2, 2007	By:	/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Executive Vice President
(Principal Executive Officer)

Date: August 2, 2007	By:	/s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)