Form 10-Q
period 2007-09-30
INTERVEST BANCSHARES CORP
filed 2007-10-26
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large Accelerated Filer          Accelerated Filer XX    Nonaccelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES        NO  XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:

Class A Common Stock, $1.00 par value per share	7,697,112 outstanding as of October 25, 2007

Class B Common Stock, $1.00 par value per share	385,000 outstanding as of October 25, 2007

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

FORM 10-Q

September 30, 2007

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

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	September 30, 2007		December 31, 2006
ASSETS	(Unaudited	)	(Audited	)
Cash and due from banks	$ 4,754		$ 9,747
Federal funds sold	9,340		13,662
Commercial paper and other short-term investments	9,987		16,786
Total cash and cash equivalents	24,081		40,195
Securities held to maturity, net (estimated fair value of $347,590 and $402,871, respectively)	347,001		404,015
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	6,351		6,938
Loans receivable (net of allowance for loan losses of $20,925 and $17,833, respectively)	1,607,462		1,472,820
Accrued interest receivable	12,729		12,769
Loan fees receivable	10,125		10,443
Premises and equipment, net	5,985		6,379
Deferred income tax asset	10,006		8,694
Deferred debenture offering costs, net	4,334		5,158
Investments in unconsolidated subsidiaries	1,702		1,702
Other assets	3,886		2,640
Total assets	$2,033,662		$1,971,753
LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$ 3,818		$ 4,849
Interest-bearing deposit accounts:
Checking (NOW) accounts	4,817		12,934
Savings accounts	9,175		10,684
Money market accounts	221,874		224,673
Certificate of deposit accounts	1,433,759		1,335,394
Total deposit accounts	1,673,443		1,588,534
Borrowed Funds:
Federal Home Loan Bank advances	-		25,000
Subordinated debentures	76,250		86,710
Subordinated debentures - capital securities	56,702		56,702
Accrued interest payable on all borrowed funds	3,091		4,282
Mortgage note payable	204		215
Total borrowed funds	136,247		172,909
Accrued interest payable on deposits	4,659		4,259
Mortgage escrow funds payable	31,584		19,747
Official checks outstanding	6,905		13,178
Other liabilities	3,642		3,080
Total liabilities	1,856,480		1,801,707
STOCKHOLDERS’ EQUITY
Preferred stock (300,000 shares authorized; none issued and outstanding)	-		-
Class A common stock ($1.00 par value; 12,000,000 shares authorized; 8,095,151 shares issued; and 7,763,151 and 7,986,595 shares outstanding, respectively)	8,095		7,986
Class B common stock ($1.00 par value; 700,000 shares authorized; 385,000 shares issued and outstanding)	385		385
Additional paid-in-capital, common	76,931		75,098
Retained earnings	100,026		86,577
Treasury stock (332,000 shares, at cost)	(8,255)		-
Total stockholders’ equity	177,182		170,046
Total liabilities and stockholders’ equity	$2,033,662		$1,971,753

  See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands, except per share data)	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME
Loans receivable	$27,275	$28,829	$83,915	$83,963
Securities	4,954	3,439	15,134	9,408
Other interest-earning assets	155	492	682	1,192
Total interest and dividend income	32,384	32,760	99,731	94,563

INTEREST EXPENSE
Deposits	19,844	16,920	58,380	46,995
Subordinated debentures	1,603	1,987	5,067	5,712
Subordinated debentures - capital securities	886	1,106	2,658	3,286
Other borrowed funds	501	193	913	440
Total interest expense	22,834	20,206	67,018	56,433

Net interest and dividend income	9,550	12,554	32,713	38,130
Provision for loan losses	1,523	907	3,092	1,857
Net interest and dividend income after provision for loan losses	8,027	11,647	29,621	36,273

NONINTEREST INCOME
Customer service fees	148	102	304	361
Income from mortgage lending activities	284	326	943	1,115
Income from the early repayment of mortgage loans	3,231	737	5,857	3,383
Commissions and fees	-	50	-	50
Gain from early call of investment securities	14	-	17	-
Total noninterest income	3,677	1,215	7,121	4,909

NONINTEREST EXPENSES
Salaries and employee benefits	1,397	2,797	4,063	5,560
Occupancy and equipment, net	458	421	1,416	1,249
FDIC and general insurance	376	96	910	278
Professional fees and services	371	304	846	839
Data processing	227	180	642	538
Director and committee fees	93	89	266	311
Stationery, printing and supplies	39	44	154	157
Advertising and promotion	71	78	180	229
Postage and delivery	23	36	93	110
Foreclosed real estate	11	-	64	-
Loss on early extinguishment of debentures	25	-	44	-
All other	125	157	424	459
Total noninterest expenses	3,216	4,202	9,102	9,730
Earnings before income taxes	8,488	8,660	27,640	31,452
Provision for income taxes	3,647	3,776	12,079	13,740
Net earnings	$ 4,841	$ 4,884	$15,561	$17,712
Basic earnings per share	$ 0.59	$ 0.62	$ 1.87	$ 2.26
Diluted earnings per share	$ 0.58	$ 0.59	$ 1.83	$ 2.13
Cash dividends per share	$ -	$ -	$ 0.25	$ -

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine-Months Ended September 30,
	2007		2006
($ thousands)	Shares	Amount	Shares	Amount

CLASS A COMMON STOCK
Balance at beginning of period	7,986,595	$ 7,986	7,438,058	$ 7,438
Issuance of shares upon the conversion of debentures	108,556	109	32,432	32
Balance at end of period	8,095,151	8,095	7,470,490	7,470

CLASS B COMMON STOCK
Balance at beginning and end of period	385,000	385	385,000	385

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		75,098		65,309
Issuance of shares upon the conversion of debentures		1,833		480
Balance at end of period		76,931		65,789

RETAINED EARNINGS
Balance at beginning of period		86,577		63,046
Net earnings for the period		15,561		17,712
Dividends on common stock		(2,112)		-
Balance at end of period		100,026		80,758

TREASURY STOCK
Balance at beginning of period	-	-		-
Class A common stock repurchased	(332,000)	(8,255)		-
Balance at end of period	(332,000)	(8,255)		-

Total stockholders’ equity at end of period	8,148,151	$177,182	7,855,490	$154,402

 See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Months Ended September 30,

($ in thousands)	2007	2006

OPERATING ACTIVITIES
Net earnings	$ 15,561	$ 17,712
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	465	410
Provision for loan losses	3,092	1,857
Deferred income tax benefit	(1,312)	(1,414)
Amortization of deferred debenture offering costs	766	861
Loss on the early extinguishment of debentures	44	-
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(5,697)	(7,902)
Net decrease in accrued interest payable on debentures	(354)	(176)
Net decrease in official checks outstanding	(6,273)	(7,483)
Net decrease in loan fees receivable	318	17
Net change in all other assets and liabilities	4,624	4,070

Net cash provided by operating activities	11,234	7,952

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	131,788	96,935
Purchases of securities held to maturity	(74,284)	(185,864)
Net increase in loans receivable	(137,406)	(123,548)
Redemptions (purchases) of FRB and FHLB stock, net	587	(572)
Purchases of premises and equipment, net	(71)	(165)
Investment in unconsolidated subsidiaries	-	(310)

Net cash used in investing activities	(79,386)	(213,524)

FINANCING ACTIVITIES
Net increase in deposits	84,909	225,794
Net increase in mortgage escrow funds payable	11.837	8,235
Net decrease in short-term FHLB advances	(25,000)	-
Principal repayments of debentures and mortgage note payable	(9,341)	(7,260)
Gross proceeds from issuance of debentures	-	26,310
Debenture issuance costs	-	(1,222)
Class A common stock repurchased	(8,255)	-
Cash dividends paid to common stockholders	(2,112)	-

Net cash provided by financing activities	52,038	251,857

Net (decrease) increase in cash and cash equivalents	(16,114)	46,285
Cash and cash equivalents at beginning of period	40,195	56,716

Cash and cash equivalents at end of period	$ 24,081	$ 103,001

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$ 66,217	$ 54,919
Income taxes	11,758	16,252
Noncash activities:
Loans transferred to foreclosed real estate	975	-
Conversion of debentures and related accrued interest and deferred costs into Class A common stock, net	1,942	512

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

Note 2 - Description of Business

Intervest Bancshares Corporation is a registered financial holding company referred to by itself as the “Holding Company.” As of September 30, 2007, its wholly owned consolidated subsidiaries consisted of Intervest National Bank (the “Bank”) and Intervest Mortgage Corporation. All the entities are referred to collectively as the “Company” on a consolidated basis. The Holding Company’s primary business is the ownership and operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending, including the participation in loans originated by the Bank. From time to time, the Holding Company also issues debt and equity securities to raise funds for working capital purposes. The Holding Company also has four wholly owned subsidiaries, Intervest Statutory Trust II, III, IV and V, that are unconsolidated entities as required by Financial Accounting Standards Board (FASB) Interpretation No. 46-R, “Consolidation of Variable Interest Entities.”

In October 2006, the limited operations of Intervest Securities Corporation, another wholly owned subsidiary of the Holding Company, were discontinued. Intervest Securities Corporation was a broker/dealer whose business activities were not material to the consolidated financial statements. Its only revenues had been derived from participating as a selected dealer from time to time in offerings of debt securities, primarily those of Intervest Mortgage Corporation.

The offices of the Holding Company, Intervest Mortgage Corporation and the Bank’s headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002 and the main telephone number is 212-218-2800.

The Company’s primary business segment is banking and real estate lending. Its lending activities are comprised almost entirely of the origination for its loan portfolio of mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). Loans in the portfolio had an average life of approximately 3.5 years at September 30, 2007. The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State and the State of Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Fort Lauderdale, Miami, and Orlando. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At September 30, 2007, the Company also had loans on properties in Alabama, Connecticut, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania and Virginia.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 - Description of Business - Continued

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

Note 3 - Securities

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

			Gross	Gross	Estimated		Wtd-Avg
	Number of	Amortized	Unrealized	Unrealized	Fair	Wtd-Avg	Remaining
($ in thousands)	Securities	Cost	Gains	Losses	Value	Yield	Maturity
At September 30, 2007
U.S. government agencies (1)	207	$339,969	$710	$51	$340,628	5.22%	2.1 Years
Corporate	7	7,032	3	73	6,962	5.74%	25.9 Years
	214	$347,001	$713	$124	$347,590	5.23%	2.6 Years
At December 31, 2006
U.S. government agencies (1)	221	$398,005	$120	$1,218	$396,907	4.87%	1.9 Years
Corporate	6	6,010	-	46	5,964	5.62%	26.5 Years
	227	$404,015	$120	$1,264	$402,871	4.88%	2.3 Years

(1) Consist of debt obligations of FHLB, FNMA, FHLMC or FFCB.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

		Less Than Twelve Months		Twelve Months or Longer		Total
($ in thousands)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At September 30, 2007
U.S. government agencies	25	$ 9,380	$ 9	$ 26,490	$ 42	$ 35,870	$ 51
Corporate	6	5,980	73	-	-	5,980	73
	31	$ 15,360	$ 82	$ 26,490	$ 42	$ 41,850	$ 124
At December 31, 2006
U.S. government agencies	184	$227,971	$597	$113,510	$621	$341,481	$1,218
Corporate	6	5,964	46	-	-	5,964	46
	190	$233,935	$643	$113,510	$621	$347,445	$1,264

Management believes that the cause of unrealized gains and losses in the portfolio is directly related to changes in interest rates, which is consistent with its experience. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, their fair value will increase. Nearly all of the securities in the portfolio have fixed rates or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities - Continued

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

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity as of September 30, 2007 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$118,063	$118,188	5.04%
Due after one year through five years	198,489	198,970	5.29
Due after five years through ten years	21,169	21,219	5.46
Due after ten years	9,280	9,213	5.67
	$347,001	$347,590	5.23%

Note 4 - Loans Receivable

Loans receivable are summarized as follows:

	At September 30, 2007		At December 31, 2006
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	308	$933,322	285	$812,063
Residential multifamily loans	245	670,144	228	634,753
Land development and other land loans	17	34,182	23	54,917
Residential 1-4 family loans	2	491	1	355
Commercial business loans	19	763	21	745
Consumer loans	12	260	12	218
Loans receivable	603	1,639,162	570	1,502,731
Deferred loan fees		(10,775)		(12,078)
Loans receivable, net of deferred fees		1,628,387		1,490,653
Allowance for loan losses		(20,925)		(17,833)
Loans receivable, net		$1,607,462		$1,472,820

At September 30, 2007 and December 31, 2006, there were $74.5 million and $3.3 million of loans on a nonaccrual status, respectively. These loans were considered impaired under the criteria of SFAS No.114. but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of each of the underlying properties exceeded the Company’s recorded investment in each loan. At September 30, 2007 and December 31, 2006, there were no other loans classified as impaired or ninety days past due and still accruing interest.

Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $2.0 million for the quarter ended September 30, 2007 and $2.6 million for the nine-months ended September 30, 2007, compared to $157,000 and $273,000, respectively, for the same periods of 2006. The average principal balance of nonaccrual loans for the quarter and nine-months ended September 30, 2007 was $86.2 million and $38.8 million, respectively, and $6.2 million and $3.8 million for the quarter and nine-months ended September 30, 2006, respectively.

Note 5 - Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2007	2006	2007	2006
Balance at beginning of period	$19,402	$16,131	$17,833	$15,181
Provision charged to operations	1,523	907	3,092	1,857
Balance at end of period	$20,925	$17,038	$20,925	$17,038

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 - Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At September 30, 2007		At December 31, 2006
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate

Within one year	$ 522,617	4.86%	$ 630,454	4.77%
Over one to two years	312,345	4.69	193,993	4.49
Over two to three years	232,022	4.77	204,636	4.59
Over three to four years	132,739	5.25	178,767	4.71
Over four years	234,036	5.20	127,544	5.36

	$1,433,759	4.90%	$1,335,394	4.75%

Certificate of deposit accounts of $100,000 or more totaled $596 million and $491 million at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, certificate of deposit accounts of $100,000 or more by remaining maturity were as follows: $183 million due within one year; $108 million due over one to two years; $86 million due over two to three years; $68 million due over three to four years; and $151 million due over four years.

Note 7 - Subordinated Debentures and Mortgage Note Payable

Subordinated debentures by series and mortgage note payable are summarized as follows:

		At September 30,	At December 31,
($ in thousands)		2007	2006

INTERVEST MORTGAGE CORPORATION:
Series 01/17/02 - interest at 7 3/4% fixed	- due October 1, 2009	$ 2,250	$2,250
Series 08/05/02 - interest at 7 1/2% fixed	- due January 1, 2008	-	3,000
Series 08/05/02 - interest at 7 3/4% fixed	- due January 1, 2010	3,000	3,000
Series 01/21/03 - interest at 7 % fixed	- due July 1, 2008	3,000	3,000
Series 01/21/03 - interest at 7 1/4% fixed	- due July 1, 2010	3,000	3,000
Series 07/25/03 -interest at 6 3/4% fixed	- due October 1, 2008	3,000	3,000
Series 07/25/03 - interest at 7 % fixed	- due October 1, 2010	3,000	3,000
Series 11/28/03 - interest at 6 1/4% fixed	- due April 1, 2007	-	2,000
Series 11/28/03 - interest at 6 1/2% fixed	- due April 1, 2009	3,500	3,500
Series 11/28/03 - interest at 6 3/4% fixed	- due April 1, 2011	4,500	4,500
Series 06/07/04 - interest at 6 1/4% fixed	- due January 1, 2008	-	2,500
Series 06/07/04 - interest at 6 1/2% fixed	- due January 1, 2010	4,000	4,000
Series 06/07/04 - interest at 6 3/4% fixed	- due January 1, 2012	5,000	5,000
Series 03/21/05 - interest at 6 1/4% fixed	- due April 1, 2009	3,000	3,000
Series 03/21/05 - interest at 6 1/2% fixed	- due April 1, 2011	4,500	4,500
Series 03/21/05 - interest at 7% fixed	- due April 1, 2013	6,500	6,500
Series 08/12/05 - interest at 6 1/4% fixed	- due October 1, 2009	2,000	2,000
Series 08/12/05 - interest at 6 1/2% fixed	- due October 1, 2011	4,000	4,000
Series 08/12/05 - interest at 7% fixed	- due October 1, 2013	6,000	6,000
Series 06/12/06 - interest at 6 1/2% fixed	- due July 1, 2010	2,000	2,000
Series 06/12/06 - interest at 6 3/4% fixed	- due July 1, 2012	4,000	4,000
Series 06/12/06 - interest at 7% fixed	- due July 1, 2014	10,000	10,000

		76,250	83,750
INTERVEST BANCSHARES CORPORATION:
Series 05/14/98 - interest at 8% fixed	- due July 1, 2008	-	1,710
Series 12/15/00 - interest at 9% fixed	- due April 1, 2008	-	1,250

		-	2,960
INTERVEST NATIONAL BANK:
Mortgage note payable (1) – interest at 7% fixed	- due February 1, 2017	204	215

		$76,454	$86,925

(1) The note cannot be prepaid except during the last year of its term.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 - Subordinated Debentures and Mortgage Note Payable, Continued

Intervest Bancshares Corporation repaid the following debentures during the nine-months ended September 30, 2007:

•  Series 12/15/00 due 04/01/08 were repaid early on 3/1/07 for $1,250, 000 of principal and $13,000 of accrued interest.

•  Series 05/14/98 due 07/01/08 were repaid early on 5/1/07 for $580,000 of principal and $469,000 of accrued interest. Prior to the early redemption, a total of $1,956,000 of debentures ($1,130,000 of principal and $826,000 of accrued interest) were converted (at the option of the debenture holders) into 108,556 shares of the Holding Company’s Class A common stock at conversion price $18.00 per share.

Intervest Mortgage Corporation repaid the following debentures during the nine-months ended September 30, 2007:

•  Series 11/28/03 due 04/01/07 were repaid early on 2/1/07 for $2,000,000 of principal and $ 94,000 of accrued interest.

•  Series 08/05/02 due 01/01/08 were repaid early on 8/1/07 for $3,000,000 of principal and $263,000 of accrued interest.

•  Series 06/07/04 due 01/01/08 were repaid early on 8/1/07 for $2,500,000 of principal and $108,000 of accrued interest.

Scheduled contractual maturities as of September 30, 2007 were as follows:

($ in thousands)	Principal	Accrued Interest

For the period September 30, 2007 to December 31, 2007	$ 4	$1,144
For the year ended December 31, 2008	6,016	-
For the year ended December 31, 2009	10,767	297
For the year ended December 31, 2010	15,019	475
For the year ended December 31, 2011	13,020	442
Thereafter	31,628	596

	$76,454	$2,954

Interest is paid quarterly on Intervest Mortgage Corporation’s debentures except for the following debentures, which accrue and compound interest quarterly, with such interest due and payable at maturity: $0.1 million of Series 1/17/02; $0.6 million of Series 8/05/02; $1.3 million of Series 11/28/03; $1.4 million of Series 6/07/04; $1.9 million of Series 3/21/05; $1.8 million of Series 8/12/05; and $2.3 million of Series 6/12/06.

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

Note 8 - Short-Term Borrowings and Lines of Credit

The Bank has agreements with correspondent banks whereby it could borrow as of September 30, 2007 up to $28 million on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), the Bank can also borrow from these institutions on a secured basis. At September 30, 2007, the Bank had available collateral consisting of investment securities to support additional total borrowings of $329 million from the FHLB and FRB.

The following is a summary of certain information regarding short-term borrowings in the aggregate:

	Quarter Ended September 30,		Nine-Months Ended September 30,

($ in thousands)	2007	2006	2007	2006

Balance at period end	$ -	$ -	$ -	$ -
Maximum amount outstanding at any month end	$49,000	$46,200	$49,000	$46,200
Average outstanding balance for the period	$36,471	$13,526	$22,132	$10,854
Weighted-average interest rate paid for the period	5.41%	5.54%	5.45%	5.27%
Weighted-average interest rate at period end	-%	-%	-%	-%

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 - Common Stock Warrants

At September 30, 2007, the Holding Company had common stock warrants outstanding that entitle its current holder, the estate of the former Chairman of the Company, Jerome Dansker, to purchase one share of the Holding Company’s Class B common stock for each outstanding warrant. All warrants are vested and exercisable and they expire on January 31, 2008.

A summary of the activity in the Holding Company’s common stock warrants and related information for the nine-months ended September 30, 2007 follows (intrinsic value is presented in thousands):

	Exercise Price Per Warrant			Wtd.-Avg. Exercise Price
	$6.67	$10.00	Totals
Outstanding at December 31, 2006 and September 30, 2007	145,000	50,000	195,000	$7.52
Remaining contractual term at September 30, 2007	4 Months	4 Months	4 Months
Intrinsic value (1)	$2,622	$737	$3,359

(1) Intrinsic value represents the value of the Holding Company’s Class A common stock on September 28, 2007 (closing price of $24.75) in excess of the exercise price multiplied by the number of warrants outstanding. There is no trading market for the Class B common stock. The Class B common stock can be converted into Class A common stock at anytime on a share for share basis.

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

Note 10 - Stockholders’ Equity

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

On April 25, 2007, the Holding Company’s board of directors authorized a share repurchase plan. Under the plan, the Holding Company is authorized to purchase up to $10 million of its outstanding shares of Class A common stock over a six-month period. The repurchases will be made in the open market at prevailing prices or in privately negotiated transactions in accordance with all applicable securities laws and regulations. The plan does not obligate the Holding Company to acquire any particular amount of the Class A common stock and the plan may be suspended or discontinued at any time. As of September 30, 2007, a total of 332,000 shares of Class A common stock has been repurchased under this plan at an aggregate cost of $8.3 million, or $24.86 per share.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11 - Income Taxes

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

The Holding Company and its subsidiaries file a consolidated federal income tax return and combined state and city income tax returns in New York. The Bank files a state income tax return in Florida. All the returns are filed on a calendar year basis. The Company is no longer subject to examinations by taxing authorities as follows: Federal and New York City - for years prior to 2003; and New York State and Florida - for years prior to 2005. The State of Florida commenced an examination of the Bank’s 2005 income tax return in the first quarter of 2007.

Note 12 - Earnings Per Share (EPS)

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

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands, except share and per share amounts)	2007	2006	2007	2006
Basic Earnings Per Share:
Net earnings applicable to common stockholders	$4,841	$4,884	$15,561	$17,712
Average number of common shares outstanding	8,232,899	7,852,537	8,340,234	7,840,289
Basic Earnings Per Share	$0.59	$0.62	$1.87	$2.26
Diluted Earnings Per Share:
Net earnings applicable to common stockholders	$4,841	$4,884	$15,561	$17,712
Adjustment to net earnings from assumed conversion of debentures (1)	-	36	44	113
Adjusted net earnings for diluted earnings per share computation	$4,841	$4,920	$15,605	$17,825
Average number of common shares outstanding:
Common shares outstanding	8,232,899	7,852,537	8,340,234	7,840,289
Potential dilutive shares resulting from exercise of warrants (2)	81,200	335,170	83,001	325,656
Potential dilutive shares resulting from conversion of debentures (3)	-	197,163	88,146	204,656
Total average number of common shares outstanding used for dilution	8,314,099	8,384,870	8,511,381	8,370,601
Diluted Earnings Per Share	$0.58	$0.59	$1.83	$2.13
(1)	Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.
(2)	All outstanding warrants were considered for the EPS computations.
(3)	Convertible debentures (principal and accrued interest) outstanding at September 30, 2006 totaled $3.1 million. There were no convertible debentures outstanding during the quarter ended September 30, 2007. The debentures were convertible into common stock at a price of $18.00 per share during 2007 and $16.00 per share during 2006, which result in additional common shares for fully diluted EPS calculations (based on average balances outstanding during the applicable periods).

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13 - Off-Balance Sheet Financial Instruments

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

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

($ in thousands)	At September 30, 2007	At December 31, 2006
Unfunded loan commitments	$89,670	$107,848
Unused lines of credit	636	939
Standby letters of credit	110	100

	$90,416	$108,887

Note 14 - Regulatory Capital

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

In 2005, the Federal Reserve issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies (BHC), but with stricter limitations on the use of such securities. The rule provides a transition period for BHCs to meet the new, stricter limitations within regulatory capital by allowing the limits on restricted core capital elements to become fully effective as of March 31, 2009. Until March 31, 2009, BHCs generally must comply with the current Tier 1 capital limits. As of September 30, 2007 and December 31, 2006, assuming the Holding Company had excluded all of its eligible trust preferred securities (which totaled $55.0 million) from Tier 1 Capital and included such amount in Tier 2 capital, the Holding Company would still have exceeded the well capitalized threshold under the regulatory framework for prompt corrective action.

Management believes that the Holding Company and the Bank met all capital adequacy requirements to which they are subject as of September 30, 2007 and December 31, 2006. As of September 30, 2007, the most recent notification from the Bank’s regulators categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management is not aware of any current conditions or events outstanding that would change the designation from well capitalized.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 - Regulatory Capital - Continued

At September 30, 2007, the actual capital of the Bank on a percentage basis was as follows:

	Actual Ratios	Minimum Requirement	To Be Considered Well Capitalized
Total capital to risk-weighted assets	13.04%	8.00%	10.00%
Tier 1 capital to risk-weighted assets	11.84%	4.00%	6.00%
Tier 1 capital to total average assets – leverage ratio	10.10%	4.00%	5.00%
At September 30, 2007, the actual capital of the Holding Company (consolidated) on a percentage basis was as follows:
	Actual Ratios	Minimum Requirement	To Be Considered Well Capitalized
Total capital to risk-weighted assets	14.48%	8.00%	NA
Tier 1 capital to risk-weighted assets	13.28%	4.00%	NA
Tier 1 capital to total average assets – leverage ratio	11.38%	4.00%	NA

Note 15 - Contingencies

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

Note 16 - Recent Accounting Pronouncements

SFAS 159 - Fair Value Accounting. In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective beginning January 1, 2008. The Company is currently evaluating the provisions of SFAS 159 and its potential effect on its financial statements.

SFAS 158 - Accounting for Pension Plans. On January 1, 2007, the Company adopted SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the consolidated statement of financial condition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Currently, the Company does not offer any plans covered under this statement and therefore the adoption of this statement had no effect on the Company’s financial statements.

SFAS 157 - Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective beginning January 1, 2008. The Company is currently evaluating the provisions of SFAS 157 and its potential effect on its financial statements.

SFAS 156 - Accounting for Servicing of Financial Assets. On January 1, 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value basis. The adoption of this statement did not have any effect on the Company’s financial statements.

SFAS 155 - Accounting for Certain Hybrid Financial Instruments. On January 1, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16 - Recent Accounting Pronouncements - Continued

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

FIN 48 - Accounting for Uncertainty in Income Taxes. As discussed in note 11, on January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”

SAB 108 - Accounting for Misstatements. On January 1, 2007, the Company adopted the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. The adoption of this statement did not affect the Company’s financial statements.

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, P.A., P.C., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2007 and for the three and nine-month periods ended September 30, 2007 and 2006 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith, P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of September 30, 2007 and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2007 and 2006, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
October 26, 2007

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

Intervest Bancshares Corporation is a registered financial holding company referred to by itself in this report as the “Holding Company.” At September 30, 2007, its wholly owned consolidated subsidiaries consisted of Intervest National Bank (the “Bank”) and Intervest Mortgage Corporation. All the entities are referred to collectively as the “Company” on a consolidated basis. The Holding Company also had four wholly owned unconsolidated subsidiaries, Intervest Statutory Trust II, III, IV and V, which were formed in connection with the issuance of trust preferred securities. For a discussion of the Company’s business, see note 2 to the condensed consolidated financial statements in this report.

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

The Company’s profitability is also affected by the level of its noninterest income and expenses, provision for loan losses and income tax expense. Noninterest income consists mostly of loan and other banking fees as well as income from loan prepayments. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and or interest in certain cases, in accordance with the prepayment provisions of the mortgage loan. The Company’s income from loan prepayments fluctuates and cannot be predicted. Normally, loan prepayments tend to increase during periods of declining interest rates and tend to decrease during periods of increasing interest rates. However, given the nature and type of mortgage loans the Company originates, including their short average life, the Company may still experience loan prepayments notwithstanding the effects of movements in interest rates. Noninterest expenses consist of the following: salaries and employee benefits, occupancy and equipment, data processing, advertising and promotion, professional fees and services, FDIC insurance, general insurance and other operating and general expenses. The Company’s profitability is also significantly affected by general and local economic conditions, competition, changes in market interest rates, government policies and actions of regulatory authorities.

The Company’s loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). Loans in the portfolio had an average life of approximately 3.5 years as of September 30, 2007. The Company does not own or originate sub prime single-family home loans or construction/development loans.

The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State and the State of Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Fort Lauderdale, Miami and Orlando. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At September 30, 2007, the Company also had loans on properties in Alabama, Connecticut, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania and Virginia.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Overview

Selected balance sheet information as of September 30, 2007 follows:

($ in thousands)	Holding Company	Intervest National Bank	Intervest Mortgage Corp.	Inter- Company Amounts (1)	Consolidated
Cash and cash equivalents	$1,798	$12,904	$15,994	$(6,615)	$24,081
Security investments	-	353,352	-	-	353,352
Loans receivable, net of deferred fees	3,633	1,532,987	91,767	-	1,628,387
Allowance for loan losses	(85)	(19,635)	(1,205)	-	(20,925)
Investment in consolidated subsidiaries	225,137	-	-	(225,137)	-
All other assets	3,612	39,752	5,510	(107)	48,767
Total assets	$234,095	$1,919,360	$112,066	$(231,859)	$2,033,662
Deposits	$-	$1,680,066	$-	$(6,623)	$1,673,443
Borrowed funds and related interest payable	56,839	204	79,204	-	136,247
All other liabilities	74	44,544	2,271	(99)	46,790
Total liabilities	56,913	1,724,814	81,475	(6,722)	1,856,480
Stockholders’ equity	177,182	194,546	30,591	(225,137)	177,182
Total liabilities and stockholders’ equity	$234,095	$1,919,360	$112,066	$(231,859)	$2,033,662
(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments in subsidiaries.

A comparison of selected balance sheet information follows:

	At September 30, 2007		At December 31, 2006
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$24,081	1.2%	$40,195	2.0%
Security investments	353,352	17.4	410,953	20.9
Loans receivable, net of deferred fees and loan loss allowance	1,607,462	79.0	1,472,820	74.7
All other assets	48,767	2.4	47,785	2.4
Total assets	$2,033,662	100.0%	$1,971,753	100.0%
Deposits	$1,673,443	82.3%	$1,588,534	80.6%
Borrowed funds and related interest payable	136,247	6.7	172,909	8.8
All other liabilities	46,790	2.3	40,264	2.0
Total liabilities	1,856,480	91.3	1,801,707	91.4
Stockholders’ equity	177,182	8.7	170,046	8.6
Total liabilities and stockholders’ equity	$2,033,662	100.0%	$1,971,753	100.0%

Cash and Cash Equivalents

Cash and cash equivalents decreased to $24 million at September 30, 2007, from $40 million at December 31, 2006. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Security Investments

Securities are classified as held to maturity and are carried at amortized cost when management has the intent and ability to hold them to maturity. Such investments, which are held by the Bank, decreased to $347 million at September 30, 2007, from $404 million at December 31, 2006.

The decrease reflected maturities and calls during the period exceeding new purchases. The Bank has used the proceeds from the security repayments to partially fund new loans. The Bank continues to invest mainly in short-term (up to 5 year maturities) U.S. government agency debt obligations to emphasize safety and liquidity. The Company does not own or invest in collateralized debt obligations or collateralized mortgage obligations. At September 30, 2007, the held-to-maturity portfolio consisted of debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $340 million and corporate securities (trust preferred notes) of $7 million. At September 30, 2007, the entire portfolio had a weighted-average yield of 5.23% and a weighted-average remaining maturity of 2.6 years, compared to 4.88% and 2.3 years, respectively, at December 31, 2006. Nearly all of the securities have fixed rates of interest or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security before its stated maturity without penalty.

At September 30, 2007 and December 31, 2006, the held-to-maturity portfolio’s estimated fair value was $347.6 million and $402.9 million, respectively. At September 30, 2007, the held-to-maturity portfolio had a net unrealized gain of $0.6 million, compared to a net unrealized loss of $1.1 million at December 31, 2006. Management believes that the cause of unrealized losses and gains in the portfolio is directly related to changes in market interest rates, which is consistent with its experience. In general, as interest rates rise, the fair value of fixed-rate securities will decrease; as interest rates fall, their fair value will increase. Management views any unrealized losses to be temporary based on the impact of changes in interest rates, the very short maturities of the investments and their high credit quality. In addition, the Bank has the ability and intent to hold securities that have unrealized losses for a period of time sufficient for the fair value of the securities to recover, which may be at maturity. Historically, the Bank has always recovered the cost of its investment securities upon maturity.

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), the Bank maintains an investment in their capital stock, which amounted to $3.6 million and $2.7 million, respectively, at September 30, 2007. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and most recently was 7.5%. The total investment, which amounted to $6.3 million at September 30, 2007, compared to $6.9 million at December 31, 2006, fluctuates based on the Bank’s capital level for the FRB stock and the Bank’s loans and borrowings for the FHLB stock.

Loans Receivable, Net of Deferred Fees

Loans receivable, net of deferred fees, increased to $1.63 billion at September 30, 2007, from $1.49 billion at December 31, 2006. The growth reflected new loan originations exceeding principal repayments.

Loan originations and repayments by quarter are summarized in the following table:

	For the Quarter Ended
($ in thousands)	Sep 30, 2007	Jun 30, 2007	Mar 31, 2007	Dec 31, 2006	Sep 30, 2006	Jun 30, 2006	Mar 31, 2006
Originations:
Intervest National Bank	$140,137	$146,499	$138,687	$105,941	$142,016	$124,355	$115,640
Intervest Mortgage Corp	16,650	18,355	6,450	5,033	5,400	22,229	27,860
	$156,787	$164,854	$145,137	$110,974	$147,416	$146,584	$143,500
Principal Repayments:
Intervest National Bank	$140,155	$83,015	$78,302	$96,374	$83,526	$87,668	$93,000
Intervest Mortgage Corp.	6,759	12,459	7,714	16,391	11,172	21,187	17,208
Holding Company (1)	41	1,830	72	70	57	62	73
	$146,955	$97,304	$86,088	$112,835	$94,755	$108,917	$110,281

(1) Excludes the repurchase by the Bank of the Holding Company’s participations in loans originated by the Bank.

Nearly all (99.9%) of the Company’s loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). At September 30, 2007, such loans consisted of 570 loans with an aggregate principal balance of $1.64 billion and an average principal size of $2.9 million. Loans with principal balances of more than $10 million aggregated to 20 loans or $285 million, with the largest loan amounting to $20.8 million. Loans with principal balances of $5 million to $10 million aggregated to 77 loans or $520 million.

Total nonaccrual loans increased to $74.5 million at September 30, 2007, from $3.3 million at December 31, 2006 and are summarized for the Bank and Intervest Mortgage Corporation (IMC) as follows:

($ in thousands)				At September 30, 2007	At December 31, 2006
Property Type	City	State	Lender	Principal Balance	Principal Balance	Notes
Multifamily	Jersey City	New Jersey	Bank	$ -	$ 975	(1)
Retail store	South Amboy	New Jersey	Bank	2,220	-	(2)
Retail store	Little Silver	New Jersey	Bank	739	-	(2)
Retail store	Neptune	New Jersey	Bank	2,439	-	(2)
Retail store	Avenel	New Jersey	Bank	3,064	-	(2)
Multifamily	Long Island	New York	Bank	11,316	-	(3)
Hotel	St. Augustine	Florida	Bank	9,053	-	(4)
Multifamily	New York	New York	Bank	3,864	-	(5)
Undeveloped land	Carabelle	Florida	Bank	3,441	-	(7)
Undeveloped land	Fort Myers	Florida	Bank	3,330	-	(8)
Multifamily	Hollywood	Florida	Bank	4,065	-	(8)
Office building	Sunny Isles	Florida	Bank	4,284	-	(8)
				$47,815	$ 975
Office building	Brooklyn	New York	IMC	2,299	2,299	(6)
Hotel	St. Augustine	Florida	IMC	6,034	-	(4)
Multifamily	New York	New York	IMC	4,387	-	(5)
Multifamily	New York	New York	IMC	4,119	-	(5)
Multifamily	New York	New York	IMC	4,178	-	(5)
Multifamily	New York	New York	IMC	4,445	-	(5)
Multifamily	New York	New York	IMC	1,249	-	(5)
				$26,711	2,299
				$74,526	$3,274
(1)	Transferred to foreclosed real estate upon acquisition of the collateral property in April 2007. The property was transferred at the carrying value of the loan ($975,000). The Bank believes that the estimated fair value of the property less estimated selling costs is greater than carrying value. The property is actively being marketed for sale.
(2)	Placed on nonaccrual status in March 2007. One principal guarantees each of the four loans, which total $8.5 million. Foreclosure proceedings concerning these loans are in progress but have temporarily been stayed by reason of a bankruptcy filing.
(3)	Placed on nonaccrual status in June 2007. Foreclosure proceedings are pending. A receiver has been appointed and has taken control of the property and the rents.
(4)	Placed on nonaccrual status in July 2007. Both amounts represent one loan totaling $15.1 million originated by the Bank that matured on April 1, 2007. Intervest Mortgage Corporation owns a participation in this loan. The loan is secured by a waterfront hotel, restaurant and marina resort. Foreclosure proceedings concerning this loan are in progress but have temporarily been stayed by reason of a bankruptcy filing.
(5)	Placed on nonaccrual status in August 2007. All six loans totaling $22.2 million are to borrowers with common principals. The principals are experiencing legal difficulties in connection with activities alleged by independent third parties to be fraudulent with respect to the placing of unauthorized and unrecorded mortgages on these and other properties. On July 30, 2007, the independent third parties filed an involuntary bankruptcy proceeding against the principals. A Trustee has been appointed and has taken control of the properties and the rents. The Trustee has appointed the firm of Massey Knackel Realty Services to market the properties for sale.
(6)	Placed on nonaccrual status in October 2006. Foreclosure proceedings are pending.
(7)	Placed on nonaccrual status in August 2007. In October, the loan was brought current by the borrower and was returned to accruing status.
(8)	Placed on nonaccrual status in September 2007. Foreclosure proceedings are pending.

All loans on nonaccrual status are considered impaired under the criteria of SFAS No.114 “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15”. A specific valuation allowance in accordance with SFAS No. 114 was not maintained at any time since management believes that the estimated fair value of each of the underlying properties exceeded the Company’s recorded investment in each nonaccrual loan. At September 30, 2007 and December 31, 2006, there were no other loans classified as impaired or ninety days past due and still accruing interest.

Estimates of fair value of the collateral properties is determined based on a variety of information, including available appraisals and the knowledge and experience of the Company’s two senior lending officers (the Chairman and President of the Florida Division of the Bank) related to values of properties in the Company’s market areas. The existing appraisals for the properties collateralizing the nonaccrual loans indicated loan-to-value ratios ranging from 44% to 77%. The need for updated appraisals is made on a case-by-case basis and no updated appraisals were deemed necessary for the properties in question as of September 30, 2007. In addition to existing appraisals, the Company also took into consideration the type, location and occupancy of the property and current economic conditions in the area.

Although the Company presently believes that the estimated fair value of each property that collateralizes each nonaccrual loan to be in excess of its recorded investment in each nonaccrual loan, there can be no assurance that the Company will not incur loan chargeoffs or significant expenses with respect to the ultimate collection of these loans.

Allowance For Loan Losses

The allowance for loan losses amounted to $20.9 million at September 30, 2007, compared to $17.8 million at December 31, 2006. The allowance represented 1.29% of total loans (net of deferred fees) outstanding at September 30, 2007 and 1.20% at December 31, 2006. The increase in the allowance was due to provisions totaling $3.1 million during the period, of which $1.4 million was attributable to credit downgrades of existing loans and $1.7 million from net loan growth of $136 million from December 31, 2006. There were no loan charge offs during the period.

Whenever the Company experiences payment problems with a loan, an internal review of that loan is performed by either or both of the Company’s two senior lending officers to re-evaluate the internal credit rating that is assigned to the loan. This credit rating directly affects the computation of the allowance for loan losses. The estimated loss factors that the Company applies to its loans to calculate the allowance for loan losses increase as a loan’s credit rating decreases. Nonaccrual and/or problem loans are normally downgraded based on known facts and circumstances at the time of review, which in turn impacts the level of the allowance for loan losses. The review includes the physical inspection of such properties generally conducted every six months and the monitoring of impositions and insurance premiums to preserve the Company’s security interest in the properties. Additionally, the Company engages independent third parties to perform quarterly loan portfolio reviews, which include all loans on nonaccrual status.

A detailed discussion of the factors and estimates used in computing the allowance can be found under the caption “Critical Accounting Policies” on pages 34 and 35 of the Company’s annual report on Form 10-K for the year ended December 31, 2006.

The following table summarizes the activity in the allowance for loan losses:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corp.	Holding Company	Consolidated
Balance at December 31, 2006	$17,486	$ 262	$85	$17,833
Provision charged to operations	2,149	943	-	3,092
Balance at September 30, 2007	$19,635	$1,205	$85	$20,925

All Other Assets

All other assets increased to $48.8 million at September 30, 2007, from $47.8 million at December 31, 2006. The increase was due to the following: a $1.5 million increase in deferred issuance costs from brokered deposits, $1.0 million increase in foreclosed real estate and $1.3 million increase in deferred tax assets, partially offset primarily by a $1.4 million decrease in prepaid income taxes and a $0.8 million decrease in deferred debenture offering costs.

Deferred issuance costs from brokered deposits increased due to new deposits. These costs are being amortized to interest expense over the life of the deposit. Foreclosed real estate represented the carrying value of a nonaccrual loan that was transferred to foreclosed real estate. The property is a multifamily property located in Jersey City, New Jersey, that was acquired in April by the Bank. The property is being actively marketed for sale. The Bank believes as of September 30, 2007, that the estimated fair value of the property less estimated selling costs exceeded its carrying value. Prepaid income taxes decreased due to the application of a 2006 overpayment of estimated income taxes against 2007 income taxes payable. The increase in deferred tax assets was due to the deferred tax benefit associated with the provision for loan losses. The decease in deferred debenture offering costs was due normal amortization expense.

Deposits

Deposits increased to $1.67 billion at September 30, 2007, from $1.59 billion at December 31, 2006, reflecting an increase in certificate of deposit accounts of $98 million, partially offset by a net decrease in checking, savings and money market accounts totaling $13 million.

At September 30, 2007, certificate of deposit accounts totaled $1.43 billion, and checking, savings and money market accounts aggregated $240 million. The same categories of deposit accounts totaled $1.34 billion and $253 million, respectively, at December 31, 2006. Certificate of deposit accounts represented 86% of total consolidated deposits at September 30, 2007, compared to 84% at December 31, 2006. At September 30, 2007 and December 31, 2006, certificate of deposit accounts included $155 million and $56 million, respectively, of brokered deposits.

Borrowed Funds and Related Interest Payable

Borrowed funds and related interest payable at September 30, 2007 decreased to $136 million, from $173 million at December 31, 2006. The reduction was due to a $25 million decrease in short-term FHLBNY advances outstanding and a $12 million decrease in outstanding debentures and related interest payable resulting from cash repayments and the conversion of certain debentures into the Holding Company’s Class A common stock, as more fully described in note 7 to the condensed consolidated financial statements included in this report.

All Other Liabilities

All other liabilities increased to $46.8 million at September 30, 2007, from $40.3 million at December 31, 2006, primarily due to an increase of $11.8 million in mortgage escrow funds payable and a $0.4 million increase in accrued interest payable on deposits, partially offset by a $6.3 million decrease in official checks outstanding. Mortgage escrow funds payable represent advance payments made to the Company by borrowers for property taxes and insurance that are remitted by the Company to third parties. The increase reflected growth in the loan portfolio as well as the timing of tax remittances by the Company. Official checks outstanding vary and fluctuate based on banking activity.

Stockholders’ Equity

Stockholders’ equity increased to $177.2 million at September 30, 2007 as follows:

($ in thousands)	Amount	Class A Shares	Class B Shares	Total Shares	Amount Per Share
Stockholders’ equity at December 31, 2006	$170,046	7,986,595	385,000	8,371,595	$20.31
Net earnings for the period	15,561	-	-	-	-
Convertible debentures converted (1)	1,942	108,556	-	108,556	17.89
Repurchase of Class A common stock (2)	(8,255)	(332,000)	-	(332,000)	(24.86)
Cash common stock dividend paid (3)	(2,112)	-	-	-	-
Stockholders’ equity at September 30, 2007	$177,182	7,763,151	385,000	8,148,151	$21.75

(1)	A total of $1.9 million ($1.1 million of principal and $0.8 million of accrued interest payable) of the Holding Company’s Series 5/14/98 debentures were converted at the option of the debenture holders into Class A common stock.
(2)	On April 25, 2007, the Holding Company’s board of directors authorized a share repurchase plan. Under the plan, the Holding Company was authorized to purchase up to $10 million of its outstanding shares of Class A common stock over a six-month period.
(3)	On April 25, 2007, the Holding Company’s board of directors approved the payment of the Holding Company’s first annual cash dividend of $0.25 per share on the Holding Company’s outstanding Class A and Class B common stock. A total dividend of $2.1 million was paid on June 15, 2007 to shareholders of record on the close of business June 1, 2007.

Comparison of Results of Operations for the Quarters Ended September 30, 2007 and 2006

Overview

Consolidated net earnings for the third quarter of 2007 (“Q3-07”) amounted to $4.8 million, or $0.58 per diluted share, compared to $4.9 million, or $0.59 per diluted share, for the third quarter of 2006 (“Q3-06”). The decrease in net earnings was due a $3.0 million decrease in net interest and dividend income and a $0.6 million increase in the provision for loan losses, nearly all of which was offset by a $2.5 million increase in noninterest income and $1.0 million decrease in noninterest expenses. The Company’s return on average assets and equity decreased to 0.95% and 10.96%, respectively, in Q3-07, from 1.05% and 12.90%, respectively, in Q3-06.

Selected information regarding results of operations for Q3-07 follows:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corp.	Intervest Securities Corp. (2)	Holding Company	Inter- Company Amounts (3)	Consolidated
Interest and dividend income	$30,964	$1,420	$ -	$ 97	$ (97)	$32,384
Interest expense	20,442	1,603	-	886	(97)	22,834
Net interest and dividend income (expense)	10,522	(183)	-	(789)	-	9,550
Provision for loan losses	604	919	-	-	-	1,523
Noninterest income	3,528	1,035	-	113	(999)	3,677
Noninterest expenses	3,299	766	-	150	(999)	3,216
Earnings (loss) before taxes	10,147	(833)	-	(826)	-	8,488
Provision (benefit) for income taxes	4,409	(382)	-	(380)	-	3,647
Net earnings (loss)	$ 5,738	$ (451)	$ -	$ (446)	$ -	$ 4,841
Intercompany dividends (1)	(885)	-	-	885	-	-
Net earnings after intercompany dividends	$ 4,853	$ (451)	$ -	$ 439	$ -	$ 4,841
Net earnings after intercompany dividends for the same period of 2006	$ 3,929	$ 453	$ 2	$ 500	$ -	$ 4,884
(1)	Dividends to the Holding Company from the Bank provide funds for the debt service on the subordinated debentures-capital securities, which is included in the Holding Company’s interest expense.
(2)	The limited operations of Intervest Securities Corporation were discontinued in the fourth quarter of 2006 as discussed in note 1 to the condensed consolidated financial statements in this report.
(3)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.

Net Interest and Dividend Income

Net interest and dividend income is the Company’s primary source of earnings and is influenced by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates. Net interest income and dividend income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowings.

Net interest and dividend income decreased by $3.0 million to $9.6 million in Q3-07, from $12.6 million in Q3-06 due to a lower net interest margin, which more than offset growth in the Company’s interest-earning assets. The Company’s net interest margin (excluding prepayment income) decreased to 1.88% in Q3-07, from 2.71% in Q3-06. The margin was adversely affected by the following: an increase in nonaccrual loans; a higher cost of deposits and repayments of higher yielding loans coupled with lower competitive pricing for new loans.

Total average interest-earning assets increased $180 million in Q3-07 from Q3-06 due to growth in loans of $143 million and a $37 million net increase in security and other short-term investments. The total growth was funded by the following: a $148 million increase in interest-bearing deposits; a $25 million increase in stockholders’ equity (largely due to retained earnings and the exercise of common stock warrants and conversion of debentures into common stock); and an $8 million increase in noninterest-bearing liabilities.

The yield on interest-earning assets decreased 70 basis points to 6.36% in Q3-07 due to an increase in nonaccrual loans (which resulted in a higher level of foregone interest income from nonaccrual loans of $2.0 million in Q3-07, compared to $0.2 million in Q3-06) and repayments of higher yielding loans coupled with new loan originations with lower competitive pricing. These factors were partially offset by higher yields earned on security and other short-term investments. The cost of funds increased by 18 basis points to 5.00% in Q3-07 due to higher rates paid on deposit accounts, partially offset by a decrease in the cost of borrowed funds resulting from the early repayment of certain debentures with higher rates of interest.

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

	Quarter Ended
	September 30, 2007			September 30, 2006
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Assets
Interest-earning assets:
Loans (1)	$1,629,037	$27,275	6.64%	$1,485,882	$28,829	7.70%
Securities	378,495	4,954	5.19	316,214	3,439	4.31
Other interest-earning assets	12,408	155	4.96	37,600	492	5.19
Total interest-earning assets	2,019,940	$32,384	6.36%	1,839,696	$32,760	7.06%
Noninterest-earning assets	19,444			19,115
Total assets	$2,039,384			$1,858,811
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest checking deposits	$ 5,681	$ 25	1.75%	$ 6,574	$ 29	1.75%
Savings deposits	9,080	67	2.93	12,741	95	2.96
Money market deposits	229,912	2,527	4.36	230,458	2,509	4.32
Certificates of deposit	1,392,938	17,225	4.91	1,239,826	14,287	4.57
Total deposit accounts	1,637,611	19,844	4.81	1,489,599	16,920	4.51
FHLB advances and Fed funds purchased	36,471	498	5.42	13,526	189	5.54
Debentures and related interest payable	80,293	1,603	7.92	97,396	1,987	8.09
Debentures - capital securities	56,702	886	6.20	62,977	1,106	6.97
Mortgage note payable	207	3	5.75	221	4	7.18
Total borrowed funds	173,673	2,990	6.83	174,120	3,286	7.49
Total interest-bearing liabilities	1,811,284	$22,834	5.00%	1,663,719	$20,206	4.82%
Noninterest-bearing deposits	4,330			4,816
Noninterest-bearing liabilities	47,038			38,795
Stockholders’ equity	176,732			151,481
Total liabilities and stockholders’ equity	$2,039,384			$1,858,811
Net interest and dividend income/spread		$ 9,550	1.36%		$12,554	2.24%
Net interest-earning assets/margin (3)	$ 208,656		1.88%	$ 175,977		2.71%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.12			1.11
Other Ratios:
Return on average assets (2)	0.95%			1.05%
Return on average equity (2)	10.96%			12.90%
Noninterest expense to average assets (2)	0.63%			0.90%
Efficiency ratio (4)	24%			31%
Average stockholders’ equity to average assets	8.67%			8.15%
(1)	Includes average nonaccrual loans of $86.2 million in the 2007 period and $6.2 million in the 2006 period. Interest not accrued on such loans totaled $2.0 million in the 2007 period and $0.2 million in the 2006 period.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.51% and 2.87% for the 2007 period and 2006 period, respectively.
(4)	Defined as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend income plus noninterest income. Noninterest expenses for the 2006 period included a one-time charge of $1.5 million.

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

	For the Quarter Ended September 30, 2007 vs 2006
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(3,938)	$2,756	$(372)	$(1,554)
Securities	696	671	148	1,515
Other interest-earning assets	(22)	(327)	12	(337)
Total interest-earning assets	(3,264)	3,100	(212)	(376)
Interest-bearing liabilities:
Interest checking deposits	-	(4)	-	(4)
Savings deposits	(1)	(27)	-	(28)
Money market deposits	23	(6)	1	18
Certificates of deposit	1,054	1,749	135	2,938
Total deposit accounts	1,076	1,712	136	2,924
FHLB advances and Fed funds purchased	(4)	318	(5)	309
Debentures and accrued interest payable	(41)	(346)	3	(384)
Debentures - capital securities	(121)	(109)	10	(220)
Mortgage note payable	(1)	-	-	(1)
Total borrowed funds	(167)	(137)	8	(296)
Total interest-bearing liabilities	909	1,575	144	2,628
Net change in interest and dividend income	$(4,173)	$1,525	$(356)	$(3,004)

Provision for Loan Losses

The provision for loan losses increased by $0.6 million to $1.5 million in Q3-07, from $0.9 million in Q3-06. The increase was due to additional provision of $1.2 million resulting from credit downgrades on various loans, partially offset by a $0.6 million reduction resulting from a decline in the rate of net loan growth from the prior year period. Total loans outstanding grew by $9.8 million in Q3-07, compared to $52.7 million in Q3-06.

Noninterest Income

Noninterest income increased by $2.5 million to $3.7 million in Q3-07, from $1.2 million in Q3-06. The increase was due to a higher level of income from loan prepayments, which included $2.5 million from the early payoff of one loan in Q3-07.

Noninterest Expenses

Noninterest expenses decreased by $1.0 million to $3.2 million in Q3-07, from $4.2 million in Q3-07. The decrease was due to a one-time charge of $1.5 million recorded in the 2006 period in connection with contractual death benefits payable to the Company’s former Chairman, partially offset primarily by a $0.3 million increase in FDIC insurance premiums in Q3-07 resulting from a higher rate structure imposed by the FDIC on all insured financial institutions. The new rates for nearly all institutions vary between five and seven cents for every $100 of domestic deposits. The Company had 70 employees at September 30, 2007, compared to 75 at September 30, 2006.

The Company’s efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, continued to be favorable and was 24% for Q3-07, compared to 20% (excluding the one-time charge related to the death benefits) in Q3-06. The ratio for the 2007 period was adversely affected by the increase in FDIC insurance premium rates and a higher level of nonaccrual loans.

Provision for Income Taxes

The provision for income taxes decreased by $0.2 million to $3.6 million in Q3-07, from $3.8 million in Q3-06 due to a decrease in pre-tax income. The Company’s effective tax rate (inclusive of state and local taxes) amounted to 43.0% in Q3-07 and 43.6% in Q3-06.

Comparison of Results of Operations for the Nine-Months Ended September 30, 2007 and 2006

Overview

Consolidated net earnings for the nine-months ended September 30, 2007 (“9mths-07”) decreased by $2.1 million to $15.6 million, or $1.83 per diluted share, from $17.7 million, or $2.13 per diluted share, for the nine-months ended September 30, 2006 (“9mths-06”).

The decrease in net earnings was due to a $5.4 million decrease in net interest and dividend income and a $1.2 million increase in the provision for loan losses, partially offset by a $2.2 million increase in noninterest income, a $1.7 million decrease in the provision for income taxes and a $0.6 million decrease in noninterest expenses. The Company’s return on average assets and equity decreased to 1.02% and 11.83%, respectively, for the 2007 period, from 1.31% and 16.28%, respectively, for the 2006 period.

Selected information regarding results of operations for 9mths-07 follows:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corp.	Intervest Securities Corp. (2)	Holding Company	Inter- Company Amounts (3)	Consolidated
Interest and dividend income	$93,702	$6,050	$-	$453	$(474)	$99,731
Interest expense	59,767	4,964	-	2,761	(474)	67,018
Net interest and dividend income (expense)	33,935	1,086	-	(2,308)	-	32,713
Provision for loan losses	2,149	943	-	-	-	3,092
Noninterest income	6,378	3,686	-	356	(3,299)	7,121
Noninterest expenses	9,669	2,255	-	477	(3,299)	9,102
Earnings (loss) before taxes	28,495	1,574	-	(2,429)	-	27,640
Provision (benefit) for income taxes	12,470	725	-	(1,116)	-	12,079
Net earnings (loss)	$16,025	$ 849	$-	$(1,313)	$ -	$15,561
Intercompany dividends (1)	(2,655)	-	-	2,655	-	-
Net earnings after intercompany dividends	$13,370	$ 849	$-	$ 1,342	$ -	$15,561
Net earnings after intercompany dividends for the same period of 2006	$13,772	$2,406	$1	$ 1,533	$ -	$17,712
(1)	Dividends to the Holding Company from the Bank provide funds for the debt service on the subordinated debentures-capital securities, which is included in the Holding Company’s interest expense.
(2)	The limited operations of Intervest Securities Corporation were discontinued in the fourth quarter of 2006 as discussed in note 1 to the condensed consolidated financial statements in this report.
(3)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.

Net Interest and Dividend Income

Net interest and dividend income decreased by $5.4 million to $32.7 million in 9mths-07, from $38.1 million in 9mths-06 due to a lower net interest margin, which more than offset growth in the Company’s interest-earning assets. The net interest margin (excluding prepayment income) decreased to 2.18% in the 2007 period, from 2.85% in the 2006 period. The margin was adversely affected by the following: an increase in nonaccrual loans; a higher cost of deposits and repayments of higher yielding loans coupled with lower competitive pricing for new loans.

Total average interest-earning assets increased by $220 million in 9mths-07 from 9mths-06 due to growth in loans of $152 million and a $68 million net increase in security and short-term investments. The growth in average earning assets was funded by the following: a $190 million increase in interest-bearing deposits and a $30 million increase in stockholders’ equity (largely due to retained earnings and the exercise of common stock warrants and conversion of debentures into common stock).

The yield on interest-earning assets decreased 43 basis points to 6.65% in 9mths-07, due to an increase in nonaccrual loans (which resulted in a higher level of foregone interest income from nonaccrual loans of $2.6 million in 9mths-07, compared to $0.3 million in 9mths-06) and repayments of higher yielding loans coupled with new loan originations with lower competitive pricing. These factors were partially offset by higher yields earned on security and other short-term investments. The cost of funds increased by 30 basis points to 4.98% in 9mths-07 due to higher rates paid on deposit accounts, partially offset by a decrease in the cost of borrowed funds resulting from the early repayment of certain debentures with higher rates of interest.

The following table provides information for the periods indicated, the contents of which are described above a similar table in the section entitled “Comparison of Results of Operations for the Quarters Ended September 30, 2007 and 2006” under the caption “Net Interest Income.”

	Nine-Months Ended
	September 30, 2007			September 30, 2006
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Assets
Interest-earning assets:
Loans (1)	$1,590,114	$83,915	7.06%	$1,438,349	$83,963	7.80%
Securities	397,908	15,134	5.09	314,346	9,408	4.00
Other interest-earning assets	17,734	682	5.14	33,224	1,192	4.80
Total interest-earning assets	2,005,756	$99,731	6.65%	1,785,919	$94,563	7.08%
Noninterest-earning assets	19,179			16,891
Total assets	$2,024,935			$1,802,810
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest checking deposits	$ 7,900	$ 112	1.90%	$ 8,052	$ 111	1.84%
Savings deposits	9,590	211	2.94	14,630	323	2.95
Money market deposits	227,303	7,401	4.35	237,151	7,286	4.11
Certificates of deposit	1,391,789	50,656	4.87	1,186,996	39,275	4.42
Total deposit accounts	1,636,582	58,380	4.77	1,446,829	46,995	4.34
FHLB advances and Fed funds purchased	22,132	902	5.45	10,854	428	5.27
Debentures and related interest payable	84,463	5,067	8.02	92,611	5,712	8.25
Debentures - capital securities	56,702	2,658	6.27	62,233	3,286	7.06
Mortgage note payable	210	11	7.00	224	12	7.16
Total borrowed funds	163,507	8,638	7.06	165,922	9,438	7.61
Total interest-bearing liabilities	1,800,089	$67,018	4.98%	1,612,751	$56,433	4.68%
Noninterest-bearing deposits	4,289			5,675
Noninterest-bearing liabilities	45,122			39,322
Stockholders’ equity	175,435			145,062
Total liabilities and stockholders’ equity	$2,024,935			$1,802,810
Net interest and dividend income/spread		$32,713	1.67%		$38,130	2.40%
Net interest-earning assets/margin (3)	$ 205,667		2.18%	$ 173,168		2.85%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.11			1.11
Other Ratios:
Return on average assets (2)	1.02%			1.31%
Return on average equity (2)	11.83%			16.28%
Noninterest expense to average assets (2)	0.60%			0.72%
Efficiency ratio (4)	23%			23%
Average stockholders’ equity to average assets	8.66%			8.05%
(1)	Includes average nonaccrual loans of $38.8 million in the 2007 period and $3.8 million in the 2006 period. Interest not recorded on such loans totaled $2.6 million in the 2007 period and $0.3 million in the 2006 period.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.57% and 3.11% for the 2007 period and 2006 period, respectively.
(4)	Defined as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend income plus noninterest income. Noninterest expenses for the 2006 period included a one-time charge of $1.5 million.

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

	For the Nine-Months Ended September 30, 2007 vs 2006
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(7,983)	$8,878	$(943)	(48)
Securities	2,570	2,507	649	5,726
Other interest-earning assets	85	(558)	(37)	(510)
Total interest-earning assets	(5,328)	10,827	(331)	5,168
Interest-bearing liabilities:
Interest checking deposits	4	(2)	(1)	1
Savings deposits	(1)	(112)	1	(112)
Money market deposits	427	(304)	(8)	115
Certificates of deposit	4,006	6,789	586	11,381
Total deposit accounts	4,436	6,371	578	11,385
FHLB advances and Fed funds purchased	15	446	13	474
Debentures and accrued interest payable	(160)	(504)	19	(645)
Debentures - capital securities	(369)	(293)	34	(628)
Mortgage note payable	-	(1)	-	(1)
Total borrowed funds	(514)	(352)	66	(800)
Total interest-bearing liabilities	3,922	6,019	644	10,585
Net change in interest and dividend income	$(9,250)	$4,808	$(975)	$(5,417)

Provision for Loan Losses

The provision for loan losses increased by $1.2 million to $3.1 million in 9mths-07, from $1.9 million in 9mths-06. The increase was comprised of $0.9 million resulting from credit downgrades on various loans and $0.3 million from an increase in the rate of net loan growth from the prior year period. Total loans outstanding grew by $136.4 million in the 2007 period, compared to $123.5 million in the 2006 period.

Noninterest Income

Noninterest income increased by $2.2 million to $7.1 million in 9mths-07, from $4.9 million in 9mths-06. The increase was due to a higher level of income from loan prepayments, which included $2.5 million from the early payoff of one loan in the 2007 period, partially offset by a decrease of $0.3 million in fees earned from expired loan commitments.

Noninterest Expenses

Noninterest expenses decreased by $0.6 million to $9.1 million in 9mths-07, from $9.7 million in 9mths-06. The decrease was due to a one-time charge of $1.5 million recorded in the 2006 period in connection with contractual death benefits payable to the Company’s former Chairman, partially offset by the following increases in the 9mths-07 period: $0.6 million in FDIC insurance premiums (resulting from a higher rate structure imposed by the FDIC on all insured financial institutions), $0.2 million in occupancy and equipment expenses (largely associated with the opening of a new branch in Florida), $0.1 million in foreclosed real estate expenses and $0.1 million in data processing expenses (resulting from the growth in the Bank’s total assets). The Company had 70 employees at September 30, 2007, compared to 75 at September 30, 2006.

The Company’s efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, continued to be favorable and was 23% for 9mths-07, compared to 19% (excluding the one-time charge related to the death benefits) for 9mths-06. The increase in FDIC insurance premium rates and a higher level of nonaccrual loans adversely affected the ratio for the 2007 period.

Provision for Income Taxes

The provision for income taxes decreased by $1.7 million to $12.0 million in 9mths-07 from $13.7 million in 9mths-06, due to a decrease in pre-tax income. The Company’s effective tax rate (inclusive of state and local taxes) was 43.7% in both periods.

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

Intervest National Bank. The Bank’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its loans and the rates offered on its deposits. The Bank needs to pay competitive interest rates to attract and retain deposits to fund its loan originations.

The Bank relies heavily on certificates of deposit (time deposits) as its main source of funds. Total consolidated deposits amounted to $1.67 billion at September 30, 2007 and time deposits represented 86% or $1.43 billion of those deposits, up from 84% at December 31, 2006. Additionally, time deposits of $100,000 or more at September 30, 2007 totaled $596 million and included $155 million of brokered deposits, up from $491 million and $56 million for the same categories, respectively, at December 31, 2006. The Bank’s brokered deposits are sold by investment firms, which are paid a fee by the Bank for placing the deposit. The Bank must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Time deposits are the only deposit accounts offered by the Bank that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. At September 30, 2007, the Bank had $523 million of time deposits maturing by September 30, 2008. The Bank expects that a substantial portion of these deposits will be renewed and stay with the Bank.

The Bank’s loan-to-deposit ratio was 88% at September 30, 2007. During the first nine months of 2007, the Bank has utilized a higher level of FHLB advances as well as funds from maturing investment securities to partially fund the growth in its loan portfolio, which has caused this ratio to increase from 84% at December 31, 2006. The Bank’s goal is to target its loan-to-deposit ratio at approximately 85%.

The Bank borrows funds on an overnight or short-term basis to manage its liquidity needs. At September 30, 2007, the Bank had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. As a member of the FHLB of New York and FRB of New York, the Bank can also borrow from these institutions on a secured basis. During the first nine months of 2007, the Bank’s average outstanding short-term borrowings totaled $22 million, compared to $11 million for the same period of 2006. At September 30, 2007, there were no borrowings outstanding, compared to $25 million at December 31, 2006. At September 30, 2007, the Bank had available collateral consisting of investment securities to support additional total borrowings of $329 million from the FHLB and FRB.

The Bank invests mainly in short-term (up to 5 year maturities) U.S. government agency debt obligations to emphasize safety and liquidity. All of the Bank’s security investments are classified as held to maturity, and nearly all of the securities have fixed rates of interest or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty. At September 30, 2007, the entire portfolio had a weighted-average remaining maturity of 2.6 years, and a total of $118 million of the securities mature by September 30, 2008. The Bank expects to reinvest the proceeds from these maturities into new securities in order achieve its targeted loan-to-deposit ratio.

The Bank had cash and short-term investments of $13 million at September 30, 2007 and $285 million of its loan portfolio (excluding nonaccrual loans) matures by September 30, 2008. The Bank expects to extend or refinance a portion of these maturing loans. At September 30, 2007, the Bank had new commitments to lend of $87 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described above. The Bank continues to experience increased competitive market conditions and lower pricing in originating loans, which encompass both interest rates and fees charged on new loans.

The Bank has in the past and may continue in the future to rely on capital contributions from the Holding Company to increase its capital to support its asset growth. No cash contributions have been made to the Bank since 2005. At September 30, 2007, the Bank had excess regulatory capital to support an additional $499 million of asset growth and still maintain a well-capitalized designation by the FDIC.

Intervest Mortgage Corporation. Intervest Mortgage Corporation’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its loans and the rates paid on its debentures.

Intervest Mortgage Corporation relies on the issuance of its subordinated debentures in registered, best efforts offerings to the public as its primary source of funds to support its loan originations. Intervest Mortgage Corporation needs to pay competitive interest rates to sell its debentures and also incurs underwriting commissions and other fees when debentures are sold. In addition to funds from sales of debentures, as the Bank’s mortgage loan portfolio has grown, service fee income received by Intervest Mortgage Corporation from the Bank has comprised a larger percentage of Intervest Mortgage Corporation’s earnings and resulting cash inflows. The Bank has a servicing agreement with Intervest Mortgage Corporation that is described in the Company’s annual report on Form 10-K for the year ended December 31, 2006 in Item. 1 “Business,” under the caption “Loan Solicitation and Processing.” The Bank paid a total of $3.1 million in the first nine months of 2007 to Intervest Mortgage Corporation pursuant to the agreement. From time to time, Intervest Mortgage Corporation has also received cash capital contributions from the Holding Company. No contributions have been made since 2002.

Intervest Mortgage Corporation, as of September 30, 2007, had $76.3 million of debentures outstanding with fixed interest rates that range from 6.25% to 7.75% and maturities that range from July 1, 2008 to July 1, 2014. In the first nine months of 2007, Intervest Mortgage Corporation repaid from cash on hand $7.5 million of its debentures prior to their stated maturity, including $0.5 million of related accrued interest payable, and did not issue any new debentures. At September 30, 2007, Intervest Mortgage Corporation had $6.0 million of debentures and $1.1 million of accrued interest payable maturing by December 31, 2008.

Intervest Mortgage Corporation, as of September 30, 2007, had a total of $16 million in cash and short-term investments, compared to $3.2 million of commitments to lend. In addition, $32 million of its mortgage loans (excluding nonaccrual loans) are scheduled to mature by December 31, 2008, although some portion is expected to be extended or refinanced by Intervest Mortgage Corporation. As a result, both cash and short-term investments as well as the proceeds from the repayment of maturing mortgages will be available for investment in new mortgage loans. The Company continues to experience increased competitive market conditions and lower pricing in originating new loans, which have made it more difficult for Intervest Mortgage Corporation to identify suitable mortgage investment opportunities. The level of outstanding loan commitments has always fluctuated with market conditions and is unpredictable.

Intervest Mortgage Corporation in the third quarter of 2007 experienced a significant increase in nonaccrual loans. At September 30, 2007, 29% of its mortgage loan portfolio ($27 million) was on nonaccrual status, which has adversely affected its net interest income and cash flows derived therefrom, and has placed a greater reliance on cash flows generated form Intervest Mortgage Corporation’s intercompany services provided to the Bank. If this level of nonaccrual loans were to continue or increase for an extended period of time, Intervest Mortgage Corporation’s ability to issue new debentures, originate new loans and meet its operating cash flow requirements could be adversely affected.

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

In the first half of 2007, the Holding Company repaid early $2.3 million (principal and accrued interest) of debentures from cash on hand. In addition, a total of $2.0 million (principal and accrued interest) of debentures were converted (at the option of the debenture holders) into 108,556 shares of Class A common stock at $18 per share. At September 30, 2007, the Holding Company had no debentures outstanding and $1.8 million in cash and short-term investments.

The Holding Company, through its wholly owned business trusts, has issued at various times since 2001 approximately $72 million of trust preferred securities, of which $56.7 million were outstanding as of September 30, 2007. The outstanding securities have fixed rates of interest for a five-year period and thereafter variable rates and contractually mature at various time through 2036. The resulting proceeds have been invested in the Bank at various times through capital contributions. The Holding Company is required to make interest payments that currently total $3.5 million annually on the outstanding trust preferred securities. The Bank provides the funds in the form of dividends to the Holding Company for this debt service. At September 30, 2007, $55 million of the trust preferred securities (representing outstanding debentures net of the Holding Company’s common stock investments in the trusts) qualified and was included as regulatory Tier 1 capital.

On April 25, 2007, the Holding Company’s board of directors approved the payment of the Holding Company’s first annual cash dividend of $0.25 per share on the Holding Company’s outstanding Class A and Class B common stock. A total dividend of $2.1 million was paid from cash on hand on June 15, 2007 to shareholders of record on the close of business June 1, 2007.

On April 25, 2007, the Holding Company’s board of directors authorized a share repurchase plan. Under the plan, the Holding Company is authorized to purchase up to $10 million of its outstanding shares of Class A common stock over a six-month period. The plan does not obligate the Holding Company to acquire any particular amount of the Class A common stock and the plan may be suspended or discontinued at any time. The repurchases to date have been made in the open market at prevailing prices. Through September 30, 2007, a total of 332,000 shares of Class A common stock has been repurchased using cash on hand at an aggregate cost of $8.3 million, or $24.86 per share, inclusive of broker commissions. The Holding Company expects to fund additional stock repurchases through cash on hand. In the third quarter of 2007, the Bank repurchased a total of $3.6 million of the Holding Company’s participations in loans that were originated by the Bank. The resulting proceeds were used to partially fund share repurchases.

Other. Additional information concerning securities held to maturity, short-term borrowings, outstanding time deposits and debentures, including interest rates and maturity dates, can be found in notes 3, 6, 7 and 8 of the notes to the condensed consolidated financial statements included in this report. Additional information regarding trust preferred securities can be found in note 9 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The Holding Company, the Bank and Intervest Mortgage Corporation consider their current liquidity and sources of funds sufficient to satisfy their outstanding lending commitments and maturing liabilities. Management is not aware of any trends, known demand, commitments or uncertainties other than those discussed above that are expected to have a material impact on future operating results, liquidity or capital resources of each entity.

Regulatory Capital

The Bank is subject to various regulatory capital requirements. As disclosed on pages 18 and 19 of the Company’s annual report on Form 10-K for the year ended December 31, 2006, the Federal Deposit Insurance Corporation (FDIC) and other bank regulatory agencies use five capital categories ranging from well capitalized to critically undercapitalized to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premiums. These categories involve quantitative measures of a bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements.

Information regarding the Bank’s regulatory capital and related ratios is summarized as follows:

($ in thousands)	At September 30, 2007	At December 31, 2006
Tier 1 Capital	$ 194,546	$ 181,176
Tier 2 Capital	19,635	17,486
Total risk-based capital	$ 214,181	$ 198,662
Net risk-weighted assets	$1,643,107	$1,526,791
Average assets for regulatory purposes	$1,925,993	$1,841,231
Tier 1 capital to average assets	10.10%	9.84%
Tier 1 capital to risk-weighted assets	11.84%	11.87%
Total capital to risk-weighted assets	13.04%	13.01%

The Bank is required to maintain regulatory defined minimum Tier 1 leverage and Tier 1 and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At September 30, 2007 and December 31, 2006, management believes the Bank met its capital adequacy requirements and is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management is not aware of any conditions or events that would change the Bank’s designation as a well-capitalized institution.

The Holding Company on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At September 30, 2007 and December 31, 2006, management believes that the Holding Company met its capital adequacy requirements.

Information regarding consolidated regulatory capital and related ratios is summarized below:

($ in thousands)	At September 30, 2007	At December 31, 2006
Tier 1 Capital (1)	$ 232,182	$ 225,046
Tier 2 Capital (1)	20,925	17,833
Total risk-based capital	$ 253,107	$ 242,879
Net risk-weighted assets	$1,748,051	$1,624,713
Average assets for regulatory purposes	$2,039,384	$1,969,533
Tier 1 capital to average assets	11.38%	11.43%
Tier 1 capital to risk-weighted assets	13.28%	13.85%
Total capital to risk-weighted assets	14.48%	14.95%

(1) At September 30, 2007 and December 31, 2006, there were $55 million of qualifying capital securities outstanding, representing the total outstanding debentures issued to Statutory Trust II, III, IV and V by the Holding Company, net of the Holding Company’s investments in those trusts. At September 30, 2007 and December 31, 2006, the entire $55 million was included in Tier I capital. The inclusion of these capital securities in Tier 1 capital is limited to 25% of core capital elements, as defined in the FDIC regulations.

The Federal Reserve on March 1, 2005 issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies but with stricter limitations on the use of such securities. The new rule provides a transition period for bank holding companies to meet the new, stricter limitations within regulatory capital by allowing the stricter limits on restricted core capital elements to become fully effective as of March 31, 2009. For a further discussion of these changes, see page 52 of the Company’s annual report on Form 10-K for the year ended December 31, 2006. As of September 30, 2007 and December 31, 2006, assuming the Holding Company had excluded all of its eligible trust preferred securities from Tier 1 Capital and included such amount in Tier 2 capital, the Holding Company would still have exceeded the well capitalized threshold under the regulatory framework for prompt corrective action.

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

The Company’s one-year interest rate sensitivity gap amounted to a negative $35 million, or -1.7% of total assets, at September 30, 2007, compared to a positive sensitivity gap of $109 million, or 5.5% of total assets at December 31, 2006. The change in the gap primarily reflects the runoff of loans with a repricing or remaining maturity of less than one year being replaced with new fixed rate loans with maturities of greater than one year, and a higher level of nonaccrual loans. Consistent with the competitive lending environment, a greater percentage of new loans were originated on a fixed rate basis.

For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 7% at September 30, 2007, compared to a positive 15% at December 31, 2006.

The table that follows summarizes interest-earning assets and interest-bearing liabilities as of September 30, 2007, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Loans (1)	$302,635	$262,527	$637,817	$361,657	$1,564,636
Securities held to maturity (2)	43,249	112,303	140,079	51,370	347,001
Short-term investments	19,327	-	-	-	19,327
FRB and FHLB stock	2,725	-	-	3,626	6,351
Total rate-sensitive assets	$367,936	$374,830	$777,896	$416,653	$1,937,315
Deposit accounts (3):
Interest checking deposits	$4,817	$-	$-	$-	$4,817
Savings deposits	9,175	-	-	-	9,175
Money market deposits	221,874	-	-	-	221,874
Certificates of deposit	142,604	380,013	677,106	234,036	1,433,759
Total deposits	378,470	380,013	677,106	234,036	1,669,625
Borrowed funds (1)	-	18,464	78,988	35,704	133,156
Accrued interest on all borrowed funds (1)	1,281	-	1,114	696	3,091
Total borrowed funds	1,281	18,464	80,102	36,400	136,247
Total rate-sensitive liabilities	$379,751	$398,477	$757,208	$270,436	$1,805,872
GAP (repricing differences)	$(11,815)	$(23,647)	$20,688	$146,217	$131,443
Cumulative GAP	$(11,815)	$(35,462)	$(14,774)	$131,443	$131,443
Cumulative GAP to total assets	-0.6%	-1.7%	-0.7%	6.5%	6.5%
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

The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2006, which reflect changes in market prices and rates, can be found in note 21 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Management believes that there have been no significant changes in the Company’s market risk exposure since December 31, 2006.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of Class A common stock during the third quarter of 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Dollar Value of Shares that May Be Purchased Under the Program (1)
July 1 to July 31, 2007	82,500	$25.83	82,500	$4,993,040
August 1 to August 31, 2007	112,900	$23.84	112,900	$2,301,546
September 1 to September 30, 2007	21,400	$26.00	21,400	$1,745,052
Total	216,800	$24.81	216,800

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: October 26, 2007	By: /s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Executive Vice President
(Principal Executive Officer)

By: /s/ John J. Arvonio
Date: October 26, 2007	John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)