Form 10-K
period 2007-12-31
INTERVEST BANCSHARES CORP
filed 2008-02-29
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended DECEMBER 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  XX

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large Accelerated Filer          Accelerated Filer  XX    Nonaccelerated Filer            Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes      No  XX.

The aggregate market value of 5,657,487 shares of the Registrant’s Class A common stock outstanding on June 29, 2007, which excludes 2,322,464 shares held by affiliates as a group, was $159,314,834. This value is computed by reference to the closing sale price of $28.16 per share on June 29, 2007 of the Class A common stock on the NASDAQ Global Select Market. All of the Registrant’s 385,000 shares of Class B common stock outstanding on June 29, 2007 were held by affiliates.

On the close of business on January 31, 2008, there were 7,690,812 shares of the Registrant’s Class A common stock and 580,000 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held in May 2008 are incorporated by reference into Parts II and III of this Form 10-K.

In tervest Bancshares Corporation and Subsidiaries

2007 ANNUAL REPORT ON FORM 10-K

PART I

The disclosures and discussions set forth in this report on Form 10-K are qualified by the paragraph captioned “Private Securities Litigation Reform Act Safe Harbor Statement” in “Item 1 Business” and by “Item 1A Risk Factors.”

Item 1. Business

General

Intervest Bancshares Corporation

Intervest Bancshares Corporation (the “Holding Company”) is a registered financial holding company incorporated in 1993 under the laws of the State of Delaware. The Holding Company’s Class A common stock is listed for trading on the Nasdaq Global Select Market under the symbol “IBCA.” There is no public trading market for the Holding Company’s Class B common stock.

The Holding Company is the parent company of Intervest National Bank (the “Bank”) and Intervest Mortgage Corporation, hereafter referred to collectively as the “Company” on a consolidated basis. The Holding Company owns 100% of the outstanding capital stock of each of these entities.

The Holding Company also owns 100% of the outstanding capital stock of four statutory business trusts, all of which are unconsolidated entities for financial statement purposes as required by Financial Accounting Standards Board (FASB) Interpretation No. 46-R, “Consolidation of Variable Interest Entities.” Intervest Statutory Trust II, III, IV and V are statutory business trusts that were formed for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to the Holding Company. They do not conduct any trade or business. See note 9 to the consolidated financial statements included in this report for a further discussion of the trusts. Intervest Securities Corporation was another wholly owned subsidiary of the Holding Company whose limited operations were discontinued in 2006. Its net assets of $0.5 million were distributed to the Holding Company. Intervest Securities Corporation was a broker/dealer and its business activities were not material to the consolidated financial statements. Its revenues had been derived from participating as a selected dealer from time to time in offerings of debt securities of primarily those of Intervest Mortgage Corporation.

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

The following table sets forth selected financial data for the Company (on a consolidated basis):

	At December 31,
($ in thousands)	2007	2006
Total assets	$2,021,000	$1,972,000
Total cash, short-term investments and security investments	$384,000	$451,000
Total loans, net of unearned fees	$1,614,000	$1,491.000
Total deposits	$1,659,000	$1,589,000
Total borrowed funds and related interest payable	$136,000	$173,000
Total stockholders’ equity	$180,000	$170,000

Intervest National Bank

The Bank is a nationally chartered commercial bank that has its headquarters and full-service banking office at One Rockefeller Plaza, Suite 400, in New York City, and a total of six full-service banking offices in Pinellas County, Florida - four in Clearwater, one in Clearwater Beach and one in South Pasadena. The office in Clearwater Beach was opened in December 2006.

The Bank provides a variety of personalized commercial and consumer banking services to small and middle-market businesses and individuals. The Bank attracts deposits from the areas served by its banking offices. The Bank also provides internet banking through its web site: www.intervestnatbank.com, which attracts deposit customers from within as well as outside its primary market areas. The deposits, together with funds derived from other sources, are mainly used to fund the origination of mortgage loans secured by commercial and multifamily real estate and to purchase investment securities. The Bank does not offer annuity products or mutual funds.

The Bank’s revenues are primarily derived from interest and fees received from originating loans, and from interest and dividends earned on securities and other short-term investments. The principal sources of funds for the Bank’s lending activities are deposits, repayment of loans, maturities and calls of securities and cash flow generated from operations. The Bank’s principal expenses consist of interest paid on deposits and operating, general and administrative expenses.

The Bank’s deposit flows and the rates paid on deposits are influenced by interest rates on competing investments available to depositors and general market rates of interest. The Bank’s lending activities are affected by the interest rates it charges on loans, customer demand for loans, the supply of money available for lending purposes, the rates offered by its competitors, and the terms and credit risks associated with the loans. The Bank faces strong competition in the attraction of deposits and in the origination of loans. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent permitted by law.

The Bank’s operations are significantly influenced by general and local economic conditions, particularly those in the New York City metropolitan area and the State of Florida where most of the properties that secure the Bank’s mortgage loans are concentrated, and by related monetary and fiscal policies of banking regulatory agencies, including the FRB and FDIC. The Bank is also subject to the supervision, regulation and examination of the Office of the Comptroller of the Currency of the United States of America (OCC).

The Bank has an agreement that expires in 2010 with Fidelity Information Services, a division of Fidelity National Financial, to provide the Bank with its core data processing using the Kirchman Bankway software, a product of the Kirchman Corporation, which is a division of Metavante Corporation. The Bank believes that these entities will continue to provide data processing services to support its current and future needs.

The following table sets forth selected financial data for the Bank:

	At December 31,
($ in thousands)	2007	2006
Total assets	$1,911,000	$1,858,000
Total cash, short-term investments and security investments	$379,000	$433,000
Total loans, net of unearned fees	$1,516,000	$1,404,000
Total deposits	$1,669,000	$1,614,000
Total borrowed funds and related interest payable	$-	$25,000
Total stockholders’ equity	$198,000	$181,000

Intervest Mortgage Corporation

Intervest Mortgage Corporation’s business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate. It also provides loan origination services to the Bank. Intervest Mortgage Corporation funds its loans through the issuance of subordinated debentures in public offerings.

Intervest Mortgage Corporation’s lending business is also significantly influenced by the movement of interest rates, general and local economic conditions, particularly those in the New York City metropolitan area where most of the properties that secure its mortgage loans are concentrated. In addition to its lending business, Intervest Mortgage Corporation receives fee income from the Bank for the loan origination services it provides to the Bank, the amount of which is eliminated in the Company’s consolidated financial statements. As the Bank’s mortgage loan portfolio has grown, service fee income from the Bank has comprised an increasing percentage of Intervest Mortgage Corporation’s income and cash inflows. The service fee income is directly affected by the volume of origination services it provides to the Bank, whose lending business is also affected by similar factors.

The following table sets forth selected financial data for Intervest Mortgage Corporation:

	At December 31,
($ in thousands)	2007	2006
Total assets	$112,000	$119,000
Total cash, short-term investments and security investments	$13,000	$37,000
Total loans, net of unearned fees	$95,000	$77,000
Total borrowed funds and related interest payable	$81,000	$87,000
Total stockholders’ equity	$31,000	$30,000

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

Business Overview and Strategy

The Company’s business is banking and real estate lending. The Company’s lending activities are comprised almost entirely of the origination for its loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). Loans in the portfolio had an average life of approximately 3.9 years as of December 31, 2007. The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State and the State of Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Fort Lauderdale, Miami, and Orlando. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. The Company does not originate any single family or one-to-four family sub prime mortgage loans nor invest in any securities backed by or derived through such loans. However, the Company, like any other mortgage lender or financial company, may be adversely affected by conditions in the sub prime mortgage market.

At December 31, 2007, the Company also had loans on properties in Alabama, Connecticut, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina and Virginia.

The Company’s business strategy is committed to the continued origination of commercial and multifamily real estate loans. The Company expects to continue to rely upon the relationships it has developed both with its borrowers and with the brokers with whom it has done business as a primary source of new loans. The Company believes that its ability to rapidly and efficiently process and close mortgage loans gives it a competitive advantage.

From time to time, the Company will explore opportunities to diversify its revenues, including evaluating the possibility of growth and expansion through acquisitions both within and outside the Company’s primary market areas. The Company’s business is affected by a number of factors that are discussed in the section entitled “Item 1A Risk Factors.”

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

The Bank’s primary market area for its Florida offices is considered to be Pinellas County, which is the most populous county in the Tampa Bay area of Florida. This area also has many seasonal residents. The Tampa Bay area is located on the West Coast of Florida, midway up the Florida peninsula. The major cities in the area are Tampa (Hillsborough County) and St. Petersburg and Clearwater (Pinellas County). Management believes that the Bank’s offices are located in middle and upper income communities. The Bank’s deposit-gathering market also includes its internet web site: www.intervestnatbank.com, which attracts deposit customers from both within and outside the Bank’s primary market areas.

Intervest Mortgage Corporation’s lending market has also been concentrated in the New York City metropolitan region. Both the Bank and Intervest Mortgage Corporation originate loans on properties in other states.

Competition

In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with large financial holding companies, have substantially greater financial and marketing resources and lending limits, and may offer services that the Bank does not currently provide. In addition, many of the Bank’s nonbank competitors are not subject to the same extensive federal regulations that govern financial holding companies and federally insured banks. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities, and an institution’s regulatory lending limits. An increase in the general availability of funds may increase competition in the origination of mortgage loans and may reduce the yields available therefrom.

In making its mortgage investments, Intervest Mortgage Corporation also experiences significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, limited partnerships and other lenders and investors. Most of these competitors also have significantly greater financial and marketing resources.

Lending Activities

General

The volume of the Company’s loan originations is dependent on the interest rates it charges for loans, customer demand for loans, the availability of funds to lend, the rates offered by competitors and the terms and credit risks associated with the loans. The Company’s lending activities emphasize the origination of first and second mortgage loans secured by commercial and multifamily real estate. To a very limited extent, the Bank also offers single-family residential mortgage loans, commercial loans and consumer loans, although such lending has not been emphasized and the current portfolio of such loans is insignificant. The Bank does not presently expect to become active in such lending.

The Bank’s lending activities are conducted pursuant to written policies and defined lending limits. In originating real estate loans, the Bank primarily considers the net operating income generated by the underlying property to support the loan’s debt service, the marketability and value of the property, the financial resources, income level and managerial expertise of the borrower, and the Bank’s lending experience with the borrower. All potential new loans are referred to either of the Company’s two senior lending officers, the Chairman of the Bank and the President of the Florida Division of the Bank, both of whom have substantial experience in commercial and multifamily real estate lending. Generally, all loans originated by the Bank must be first reviewed and approved by the Bank’s Loan Committee, which is comprised of three members of the Board of Directors, one of whom is the Chairman of the Bank.

As a national bank, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral.

Intervest Mortgage Corporation is not a bank and is therefore not subject to the same degree of regulation as applies to the Bank. It does not have any formal policies regarding the percentage of its assets that may be invested in any single or type of mortgage loan, the geographic location of properties collateralizing those mortgages or limits to amounts to any one borrower, loan-to-value ratios and debt service coverage ratios. Intervest Mortgage Corporation normally does not invest more than 10% of its assets in any single mortgage. Prior to 2007, all of Intervest Mortgage Corporation’s underwriting and lending decisions were made by its Chairman, who also serves as the Chairman of the Bank and the Holding Company. During 2007, Intervest Mortgage Corporation established a Loan Committee and a formal loan approval process similar to that of the Bank’s. The Committee is comprised of the same individuals as those who serve on the Bank’s Loan Committee. Intervest Mortgage Corporation’s real estate loans consist of first mortgage loans and junior mortgage loans. Junior mortgages normally have greater risks than first mortgages. Intervest Mortgage Corporation considers the same factors as those the Bank considers in making loans.

At December 31, 2007, the Company’s mortgage loans secured by commercial and multifamily real estate, including vacant land, consisted of 583 loans with an aggregate principal balance of $1.62 billion and an average loan size of $2.8 million. Loans with principal balances of more than $10 million consisted of 19 loans or $263 million, with the largest loan being $20.8 million. Loans with principal balances of $5 million to $10 million consisted of 76 loans and aggregated to $510 million.

The following table sets forth information regarding the consolidated loan portfolio:

	At December 31,
($ in thousands)	2007	2006	2005	2004	2003
Commercial real estate loans	$932,351	$812,063	$735,650	$601,512	$344,071
Residential multifamily loans	657,387	634,753	538,760	403,613	310,650
Land development and other land loans	33,318	54,917	105,251	19,198	20,526
Residential 1-4 family loans	486	35	100	984	1,628
Commercial business loans	575	745	1,089	1,215	1,662
Consumer loans	315	218	194	221	319
Loans receivable	1,624,432	1,502,731	1,381,044	1,026,743	678,856
Deferred loan fees	(10,400)	(12,078)	(13,058)	(11,347)	(7,731)
Loans receivable, net of deferred fees	1,614,032	1,490,653	1,367,986	1,015,396	671,125
Allowance for loan losses	(21,593)	(17,833)	(15,181)	(11,106)	(6,580)
Loans receivable, net (1)	$1,592,439	$1,472,820	$1,352,805	$1,004,290	$664,545
Loans included above that were on a nonaccrual status at year end	$90,756	$3,274	$750	$4,607	$8,474
Accruing loans included above which are contractually past due 90 days or more	$11,853	$-	$2,649	$-	$-
Interest income not recorded on loans that were on nonaccrual status during the year	$4,546	$153	$75	$236	$339

(1)

During the periods presented, there were no “troubled debt restructurings” as defined in SFAS No. 15 or known information about possible credit problems of borrowers which would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

The following table sets forth the scheduled contractual principal repayments of the loan portfolio in the aggregate:

	At December 31,
($ in thousands)	2007	2006	2005	2004	2003
Due within one year	$401,061	$366,457	$419,749	$227,889	$133,137
Due over one to five years	870,558	918,255	805,905	645,050	430,783
Due over five years	352,813	218,019	155,390	153,804	114,936
	$1,624,432	$1,502,731	$1,381,044	$1,026,743	$678,856

The following table sets forth the scheduled contractual principal repayments of the loan portfolio by type:

	At December 31, 2007
($ in thousands)	Due Within One Year	Due Over One to Five Years (1)	Due Over Five Years (1)	Total
Commercial real estate loans	$218,910	$489,703	$223,738	$ 932,351
Residential multifamily loans	157,154	371,644	128,589	657,387
Land development and other land loans	24,197	9,121	-	33,318
Residential 1-4 family loans	-	-	486	486
Commercial business loans	575	-	-	575
Consumer loans	225	90	-	315
	$401,061	$870,558	$352,813	$1,624,432
(1)	At December 31, 2007, $474 million of loans with adjustable rates and $704 million of loans with fixed rates were due after one year.

The following table sets forth the types of properties securing the mortgage loan portfolio:

	At December 31,
($ in thousands)	2007	2006	2005
Commercial Real Estate:
Retail stores	$428,170	$298,652	$266,965
Office buildings	242,240	244,767	198,326
Industrial/warehouse	82,968	103,971	134,817
Hotels	100,446	89,333	80,665
Mobile home parks	15,449	18,627	26,173
Parking lots/garages	23,305	18,551	8,367
Other	39,773	38,162	20,337
Residential Multifamily (5 or more units)	657,387	634,753	536,624
Residential All Other	486	998	2,236
Vacant Land	33,318	54,917	105,251
	$1,623,542	$1,502,731	$1,379,761

The following table sets forth the activity in the loan portfolio in the aggregate:

	For the Year Ended December 31,
($ in thousands)	2007	2006	2005	2004	2003
Loans receivable, net, at beginning of year	$1,472,820	$1,352,805	$1,004,290	$664,545	$485,301
Loans originated	554,630	548,474	706,672	626,252	378,630
Principal repayments	(431,954)	(426,787)	(352,371)	(278,365)	(195,076)
Loans transferred to foreclosed real estate	(975)	-	-	-	-
Recoveries	-	-	-	-	-
Chargeoffs	-	-	-	-	-
Decrease (increase) in deferred loan fees	1,678	980	(1,711)	(3,616)	(2,341)
Provision for loan losses	(3,760)	(2,652)	(4,075)	(4,526)	(1,969)
Loans receivable, net, at end of year	$1,592,439	$1,472,820	$1,352,805	$1,004,290	$664,545

Loan originations and repayments by quarter for 2007 and 2006 are summarized in the following table:

($ in thousands)	Dec 31, 2007	Sep 30, 2007	Jun 30, 2007	Mar 31, 2007	Dec 31, 2006	Sep 30, 2006	Jun 30, 2006	Mar 31, 2006
Originations:
Intervest National Bank	$ 80,919	$140,137	$146,499	$138,687	$105,941	$142,016	$124,355	$115,640
Intervest Mortgage Corp	6,933	16,650	18,355	6,450	5,033	5,400	22,229	27,860
	$ 87,852	$156,787	$164,854	$145,137	$110,974	$147,416	$146,584	$143,500
Principal Repayments:
Intervest National Bank	$ 99,316	$140,155	$ 82,040	$ 78,302	$ 96,373	$ 83,526	$ 87,668	$ 93,000
Intervest Mortgage Corp.	3,252	6,759	12,459	7,714	16,391	11,172	21,187	17,208
Holding Company (1)	14	41	1,830	72	70	57	62	73
	$102,582	$146,955	$ 96,329	$ 86,088	$112,834	$ 94,755	$108,917	$110,281
(1)	Excludes the repurchase by the Bank of the Holding Company’s participations in loans originated by the Bank.

The following table sets forth the geographic distribution of the loan portfolio in the aggregate:

	At December 31,
	2007		2006		2005		2004		2003
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
New York	$1,046,704	64%	$1,005,946	67%	$ 896,746	65%	$729,301	71%	$435,790	64%
Florida	412,076	26	366,393	24	323,764	24	198,823	19	189,802	28
Connecticut & New Jersey	62,552	4	52,185	4	84,373	6	51,186	5	39,681	6
All Other	103,100	6	78,207	5	76,161	5	47,433	5	13,583	2
	$1,624,432	100%	$1,502,731	100%	$1,381,044	100%	$1,026,743	100%	$678,856	100%

Real Estate Mortgage Lending

Commercial and multifamily real estate lending is generally considered to have more credit risk than 1-4 family residential lending because these loans tend to involve larger loan balances to single borrowers and their repayment is typically dependent upon the successful operation and management of the underlying real estate for income-producing properties. In addition, loans on vacant or substantially vacant properties and vacant land typically have limited or no income streams and depend upon other sources of cash flow from the borrower for repayment. All these loans require ongoing evaluation and monitoring since they may be affected to a greater degree by adverse conditions in the real estate market or the economy or changes in government regulation.

Mortgage loans on commercial and multifamily properties typically provide for periodic payments of interest and principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The majority of the mortgage loans originated by the Company provide for balloon payments at maturity, which means that a substantial part of or the entire original principal amount is due in one lump sum payment at maturity. If the net revenue from the property is not sufficient to make all debt service payments due on the mortgage or, if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (by refinancing the loan, sale of the property or otherwise) to make the lump sum payment, the Company could sustain a loss on its investment in the mortgage loan.

The Company’s real estate loan portfolio consist of loans originated at prevailing market interest rates, with both fixed and adjustable (floating) interest rates. The loans are normally originated for a term of no more than 10 years. The entire portfolio had an average life of approximately 3.9 years as of December 31, 2007. Many of the loans in the portfolio have floating interest rates that are indexed to the prime rate. In addition, the floating-rate loans have a “floor,” or minimum rate, that is determined in relation to prevailing market rates on the date of origination. This minimum rate only adjusts upwards in the event of increases in the loan’s interest rate. This feature reduces the effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward. However, the Company may nonetheless experience loan prepayments, the amount of which cannot be predicted, and reinvestment risk associated with the investment of the resulting proceeds. In 2007, the Company experienced increased competitive market conditions and lower pricing in originating loans, which encompass both interest rates and fees charged on new loans. In addition, consistent with the competitive lending environment, a greater percentage of new loans were originated on a fixed rate basis.

As part of the Bank’s written policies for real estate loans, loan-to-value ratios (the ratio that the original principal amount of the loan bears to the lower of the purchase price or appraised value of the property securing the loan at the time of origination) on loans originated by the Bank typically do not exceed 80%. Debt service coverage ratios (the ratio of the net operating income generated by the property securing the loan to the required debt service) on multi-family and commercial real estate loans originated typically are not less than 1.2 times. The Bank has originated from time to time mortgage loans on vacant properties or vacant land for which there is limited or no cash flow being generated by the operation of the underlying real estate.

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

Intervest Mortgage Corporation’s loan portfolio includes junior mortgages, which at December 31, 2007 amounted to 14 junior mortgages, which constituted 8%, or $7.6 million, of its total loan portfolio. Junior mortgages are subordinate in right of repayment to the senior mortgage on the property. As a result, in the event of a default on a senior mortgage secured by the property, the holder of the senior mortgage may independently commence foreclosure proceedings. In such an event, a junior mortgage holder must often cure the default in order to prevent foreclosure. If there is a foreclosure on the senior mortgage, the owner of the junior mortgage is only entitled to share in liquidation proceeds after all amounts due to senior lienholders have been fully paid. Actual proceeds available for distribution upon foreclosure may not be sufficient to pay all sums due on the senior mortgage, other senior liens and the junior mortgage, and the costs and fees associated with the foreclosure proceedings. At December 31, 2007, all but one of the junior mortgages held by Intervest Mortgage Corporation were on properties where the Bank holds the senior mortgage.

Loan Solicitation and Processing

The Company’s loan originations are derived primarily from referrals from mortgage brokers and advertising in newspapers and trade journals and, to a lesser extent, from existing customers, direct solicitation by its officers and walk-in customers. The mortgage brokers are paid a fee from the borrower upon the funding of the loans by the Company. Historically, mortgage brokers have been the source of substantially all of the real estate loans originated by the Company.

The Company’s underwriting procedures normally require the following: physical inspections of the properties being considered for mortgage loans; mortgage title insurance; flood insurance when required, fire and casualty insurance and environmental surveys. Analyses are also performed for relevant real property and financial factors, which may include: the condition and use of the subject property; the property’s income-producing capacity; and the quality, experience and creditworthiness of the property’s owner. Credit reports and other verifications, including searches related to the requirements of the Office of Foreign Assets Control (OFAC) and the USA Patriot Act, are obtained to substantiate specific information relating to the applicant’s income, credit standing and legal status. In addition, the Bank requires an appraisal of the property securing the mortgage loan that is performed by a licensed or certified appraiser approved by the Bank to determine the property’s adequacy as collateral. The Bank has an internal appraisal review process to monitor third party appraisals. Intervest Mortgage Corporation does not have an appraisal requirement and often originates loans without appraisals.

The Bank has a servicing agreement with Intervest Mortgage Corporation whereby Intervest Mortgage Corporation provides the Bank with mortgage loan origination services for a monthly fee that is based on loan origination volumes. The services include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Bank’s underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. The services are performed by Intervest Mortgage Corporation’s personnel and the related expenses are borne by Intervest Mortgage Corporation. The agreement renews each January 1 unless terminated by either party. The Bank paid $3.8 million, $5.0 million and $5.1 million in 2007, 2006 and 2005, respectively, to Intervest Mortgage Corporation in connection with this servicing agreement, all of which is eliminated in the Company’s consolidated financial statements. As a result of this agreement, origination services for the entire Company are furnished by the same staff.

Loan Origination, Loan Fees and Prepayment Income From the Early Repayment of Loans.

The Company normally charges loan origination fees on the mortgage loans it originates based on a percentage of the principal amount of the loan. These fees are normally comprised of a fee that is received from the borrower at the time the loan is originated and another similar fee that is contractually due when the loan is repaid. The total fees, net of related direct loan origination costs, are deferred and amortized over the contractual life of the loan as an adjustment to the loan’s yield. At December 31, 2007, the Company had $10.4 million of net unearned loan fees and $9.8 million of loan fees receivable. The Company also earns other fee income from the servicing of its loans.

When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and or interest in certain cases in accordance with the prepayment provisions in the mortgage loan. The amount and timing of, as well as income from loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of mortgage loans that are prepaid tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. However, given the nature and type of the mortgage loans the Company originates, including their short average life, the Company may still experience loan prepayments notwithstanding the effects of movements in interest rates. Loan prepayment income totaled $7.0 million in 2007, $4.9 million in 2006 and $5.1 million in 2005.

Temporary Investments in Loans and Loan Participations

Intervest Mortgage Corporation may periodically originate a real estate mortgage loan in its own name and temporarily hold it in its portfolio for a short period and subsequently transfer the loan to the Bank at cost. Periodically, the Holding Company or Intervest Mortgage Corporation may purchase a participation in a real estate mortgage loan originated by the Bank. All participations are purchased at face value and the interest of the participant in the collateral securing the loan is pari passu with the Bank. The above transactions are undertaken to provide the Bank additional flexibility in originating loans.

Real Estate Investing Activities

The Company may acquire and retain title in real property pursuant to a foreclosure of a mortgage loan in the normal course of business either directly or through a subsidiary or an affiliated entity.

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

All loans are subject to the risk of default, otherwise known as credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers. A borrower’s ability to make payments due under a mortgage loan is dependent upon the risks associated with real estate investments in general, including the following: general or local economic conditions in the areas where the properties are located, neighborhood values, interest rates, real estate tax rates, operating expenses of the mortgaged properties, supply of and demand for rental units, supply of and demand for properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental rules, regulations and fiscal policies. Additionally, political issues, including armed conflicts, acts of terrorism, or natural disasters, such as hurricanes, may have an adverse impact on economic conditions of the country as a whole and may be more pronounced in specific geographic regions. Economic conditions as well as the levels of rent and occupancy of income-producing properties affect the market value of the mortgaged properties underlying the Company’s loans.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities or on properties located in a particular geographic area. The Company’s loan portfolio has historically been concentrated in commercial real estate and multifamily mortgage loans (including land loans), which represented 99.9% of the total loan portfolio at December 31, 2007. The properties underlying the Company’s mortgage loans are also concentrated in two states, New York and Florida, representing 64% and 25%, respectively, of the total dollar amount of loans outstanding at December 31, 2007. Many of the properties in New York State are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which in turn may affect the borrower’s ability to repay the mortgage loan. As such, these properties may not be affected by the general movement of real estate values in the same manner as other income-producing properties. Many of the properties securing the Company’s loans are also located in areas that are being revitalized or redeveloped.

Loans are placed on nonaccrual status when principal or interest becomes 90 days or more past due unless the loan is well secured and in the process of collection. In addition, all previously accrued and uncollected interest is reversed through a charge to interest income. While loans are on nonaccrual status, interest income is normally recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances, interest continues to accrue on mortgage loans that have matured and the borrower continues to make monthly payments of principal and interest.

Nonaccrual loans increased to $90.8 million at December 31, 2007, from $3.3 million at December 31, 2006 and are summarized for the Bank and Intervest Mortgage Corporation (IMC) as follows:

($ in thousands)				Principal Balance Outstanding
Property Type	City	State	Lender	Dec 31, 2007	Dec 31, 2006	Notes
Multifamily	Jersey City	New Jersey	Bank	$ -	$ 975	(1)
Retail store	South Amboy	New Jersey	Bank	2,220	-	(2)
Retail store	Little Silver	New Jersey	Bank	739	-	(2)
Retail store	Neptune	New Jersey	Bank	2,439	-	(2)
Retail store	Avenel	New Jersey	Bank	3,064	-	(2)
Multifamily	Long Island	New York	Bank	11,316	-	(3)
Hotel	St. Augustine	Florida	Bank	9,053	-	(4)
Multifamily	New York	New York	Bank	3,864	-	(5)
Undeveloped land	North Fort Myers	Florida	Bank	3,330	-	(7)
Multifamily	Hollywood	Florida	Bank	4,065	-	(10)
Office building	Sunny Isles	Florida	Bank	4,284	-	(7)
Multifamily	Lauderhill	Florida	Bank	18,012		(8)
				$62,386	$ 975
Office building	Brooklyn	New York	IMC	2,299	2,299	(6)
Hotel	St. Augustine	Florida	IMC	6,034	-	(4)
Multifamily	New York	New York	IMC	4,387	-	(5)
Multifamily	New York	New York	IMC	4,119	-	(5)
Multifamily	New York	New York	IMC	4,178	-	(5)
Multifamily	New York	New York	IMC	4,445	-	(5)
Multifamily	New York	New York	IMC	1,249	-	(5)
Hotel	Howell	New Jersey	IMC	1,659	-	(9)
				$28,370	2,299
				$90,756	$3,274
(1)

Transferred to foreclosed real estate upon acquisition of the collateral property in April 2007. The property was transferred at the carrying value of the loan ($975,000) and was sold in November 2007 for $900,000 before sales commissions and other expenses.

(2)

Placed on nonaccrual status in March 2007. One principal guarantees each of the four loans, which total $8.5 million. Foreclosure proceedings concerning these loans are in progress but have temporarily been stayed by reason of a bankruptcy filing.

(3)	Placed on nonaccrual status in June 2007. Foreclosure proceedings are in progress and a receiver has been appointed and has taken control of the property and the rents.
(4)

Placed on nonaccrual status in July 2007. Both amounts represent one loan ($15.1 million) originated by the Bank. Intervest Mortgage Corporation owns a participation in this loan. The loan is secured by a waterfront hotel, restaurant and marina resort. Foreclosure proceedings are in progress but have temporarily been stayed by reason of a bankruptcy filing.

(5)

Placed on nonaccrual status in August 2007. All six loans totaling $22.2 million are to borrowers with common principals. The principals are experiencing legal difficulties in connection with activities alleged by independent third parties to be fraudulent with respect to the placing of unauthorized and unrecorded mortgages on these and other properties. On July 30, 2007, independent third parties filed an involuntary bankruptcy proceeding against the borrowers and the principals. A Trustee has been appointed and has taken control of the properties and the rents. The Trustee advised the Company in February 2008 that a contract of sale has been signed with respect to these and other properties. The Company believes the anticipated net proceeds from the sale will be sufficient to provide for repayment of the Company’s recorded investment in its loans.

(6)	Placed on nonaccrual status in October 2006. A foreclosure sale had been scheduled pursuant to an order entered in the State Court, but has temporarily been stayed by reason of a bankruptcy filing.
(7)	Placed on nonaccrual status in September 2007. Foreclosure proceedings are pending.
(8)	Placed on nonaccrual status in November 2007. Foreclosure proceedings are pending.
(9)	Placed on nonaccrual status in December 2007. Foreclosure proceedings are pending.
(10)

Placed on nonaccrual status in September 2007. The property was acquired by the Bank in February 2008 and the loan was transferred to foreclosed real estate at its net recorded investment of $4.0 million.

At December 31, 2007, there were two loans totaling $11.9 million classified as ninety days past due and still accruing interest. The loans have matured and the borrowers continue to make monthly payments of principal and interest. One loan ($0.9 million) will be extended by the Company and the other loan ($11.0 million) may be extended or the Company will continue to collect monthly payments of principal and interest until it is repaid in full. At December 31, 2006, there were no loans classified as such.

Nonaccrual loans are considered impaired under the criteria of SFAS No.114 “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15”. A specific valuation allowance in accordance with SFAS No. 114 was not maintained at any time during the reporting periods since the Company believed that the estimated fair value of each of the underlying collateral properties exceeded its recorded investment in the related nonaccrual loan. At December 31, 2007 and 2006, there were no other loans classified as impaired.

Estimates of fair value of the collateral properties is determined based on a variety of information, including available appraisals, estimates of market value by local real estate brokers and the knowledge and experience of the Company’s two senior lending officers (the Chairman and the President of the Florida Division of the Bank) related to values of properties in the Company’s market areas. The existing appraisals for the properties collateralizing the nonaccrual loans at December 31, 2007 indicated loan-to-value ratios ranging from 44% to 79%. Determination of the need for updating appraisals is made on a loan-by-loan basis. In addition to appraisals, the Company also takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value.

Although the Company believes as of December 31, 2007 that the estimated fair value of each property that collateralizes each nonaccrual loan to be in excess of its recorded investment in the related nonaccrual loan, there can be no assurance that the Company will not incur loan chargeoffs or significant expenses with respect to the ultimate collection of these loans. During 2007, the Company incurred a total of $0.7 million in various expenses associated with the nonaccrual loans/foreclosed real estate. In the last five years, the Company has experienced only one loss from its real estate lending activities (a $0.1 million loss in 2007 from the sale of a New Jersey property acquired through foreclosure). However, there can be no assurance that a prolonged downturn in real estate values and local economic conditions, as well as other factors such as those discussed earlier, would not have an adverse impact on the Company’s asset quality and future level of nonperforming assets, chargeoffs and profitability.

Allowance for Loan Losses

A detailed discussion of the factors and estimates used in computing the allowance for loan losses can be found under the caption “Critical Accounting Policies” in this report on Form 10-K.

The following table sets forth information regarding the activity in the consolidated allowance for loan losses:

	At December 31,
($ in thousands)	2007	2006	2005	2004	2003
Allowance at beginning of year (1)	$17,833	$15,181	$11,106	$6,580	$4,611
Provision charged to operations	3,760	2,652	4,075	4,526	1,969
Chargeoffs	-	-	-	-	-
Recoveries	-	-	-	-	-
Allowance at end of year (1)	$21,593	$17,833	$15,181	$11,106	$6,580
Total loans, net of deferred fees	$1,614,032	$1,490,653	$1,367,986	$1,015,396	$671,125
Average loans outstanding during the year	$1,601,271	$1,451,366	$1,206,089	$867,724	$585,556
Ratio of allowance to net loans receivable	1.34%	1.20%	1.11%	1.09%	0.98%
Ratio of net chargeoffs to average loans	-	-	-	-	-
(1)	Nearly all of the allowance for loan losses is allocated to real estate loans.

Security Investment Activities

The Bank’s policy with respect to investing in securities is designed to provide and maintain liquidity, without incurring undue interest rate risk and credit risk. Securities are classified as held to maturity and are carried at amortized cost when the Bank has the intent and ability to hold them to maturity. The Bank has historically purchased securities that are issued directly by the U.S. government or one of its agencies with short- to intermediate-maturity terms that have either adjustable rates, predetermined rate increases or fixed rates of interest. The Bank believes that such securities have a lower credit risk than the Bank’s loan portfolio as well as lower yields.

The Bank has also selectively purchased corporate securities, consisting of trust-preferred notes, to enhance yield. The Bank’s goal is to maintain a securities portfolio with a short weighted-average life of one to five years, which allows for the resulting cash flows to either be reinvested in securities at current market interest rates, used to fund loan growth or pay off short-term borrowings as needed.

The Bank has from time to time maintained a securities available-for-sale portfolio for securities that are held for indefinite periods of time for use in its asset/liability management strategies, or that may be sold in response to changes in interest rates or other factors. Such securities would be carried at estimated fair value. The Bank has not classified securities as available for sale since 2002. The Company does not engage in trading activities.

The table that follows depicts the amortized cost (carrying value), contractual maturities and weighted-average yields of the Bank’s portfolio of securities held to maturity. The table excludes FHLB and FRB stock investments required by the Bank in order to be a member of the FHLB and FRB.

	Due One Year or Less		Due After One Year to Five Years		Due After Five Years to Ten Years		Due After Ten Years		Total
($ in thousands)	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield
At December 31, 2007:
U.S. government agencies	$ 73,952	5.01%	$183,984	4.90%	$74,150	5.17%	$ 3,988	4.98%	$336,074	4.99%
Corporate	-	-	-	-	-	-	$ 8,031	5.78	8,031	5.78
	$ 73,952	5.01%	$183,984	4.90%	$74,150	5.17%	$12,019	5.52%	$344,105	5.01%
At December 31, 2006:
U.S. government agencies	$112,454	4.11%	$284,555	5.17%	$ 996	5.02%	$ -	-%	$398,005	4.87%
Corporate	-	-	-	-	-	-	6,010	5.62	6,010	5.62
	$112,454	4.11%	$284,555	5.17%	$ 996	5.02%	$6,010	5.62%	$404,015	4.88%
At December 31, 2005:
U.S. government agencies	$124,413	2.71%	$127,095	3.79%	$ -	-%	$ -	-%	$251,508	3.26%
At December 31, 2004:
U.S. government agencies	$ 84,586	1.81%	$164,302	2.59%	$ -	-%	$ -	-%	$248,888	2.33%
At December 31, 2003:
U.S. government agencies	$ 70,026	1.68%	$ 82,797	1.81%	$ -	-%	$ -	-%	$152,823	1.75%

The Company also invests in various money market instruments (including overnight and term federal funds, short-term bank commercial paper and certificates of deposit) to temporarily invest funds resulting from deposit-gathering activities, normal cash flow from operations and sales of debentures. Cash and short-term investments at December 31, 2007 amounted to $33.1 million, compared to $40.2 million at December 31, 2006.

Sources of Funds

The Bank’s primary sources of funds consist of the following: retail deposits obtained through its branch offices and the mail, principal repayments from loans; maturities and calls of securities; and cash generated by operating activities. The Bank has also from time to time borrowed funds on a short-term basis from the FHLB and the federal funds market to manage its liquidity needs and received capital contributions from the Holding Company.

The Bank’s deposit accounts are solicited from individuals, small businesses and professional firms located throughout the Bank’s primary market areas through the offering of a variety of deposit products. The Bank also uses its internet web site: www.intervestnatbank.com to attract deposit customers from both within and outside its primary market areas. The Bank believes it does not have a concentration of deposits from any one source.

The Bank relies heavily on certificates of deposit (time deposits) as a source of funds for its lending business. Consolidated deposits totaled $1.66 billion at December 31, 2007 and time deposits represented 85%, or $1.41 billion, of those deposits. Additionally, time deposits of $100,000 or more at December 31, 2007 totaled $586 million and included $166 million of brokered deposits. Brokered deposits are sold by investment firms, which are paid a fee by the Bank for placing the deposit. The Bank must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction.

Time deposits are the only deposit accounts offered by the Bank that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. The Bank needs to pay competitive interest rates to attract and retain time deposits to fund its loan originations.

The Bank’s deposit products include the following: certificates of deposit (including denominations of $100,000 or more); individual retirement accounts (IRAs); checking and other demand deposit accounts; negotiable order of withdrawal (NOW) accounts; savings accounts; and money market accounts. Interest rates offered by the Bank on deposit accounts are normally competitive with those in the principal market areas of the Bank. In addition, the determination of rates and terms on deposit accounts takes into account the Bank’s liquidity requirements, loan demand, growth goals, capital levels and federal regulations. Maturity terms, service fees and withdrawal penalties on deposit products are reviewed and established by the Bank on a periodic basis.

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

The following table sets forth the distribution of deposit accounts by type:

	At December 31,
	2007		2006		2005		2004		2003
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Demand	$4,303	0.3%	$4,849	0.3%	$9,188	0.7%	$6,142	0.6%	$6,210	0.9%
Interest checking	5,668	0.3	12,934	0.8	7,202	0.5	15,051	1.5	9,146	1.4
Savings	8,399	0.5	10,684	0.7	17,351	1.3	27,359	2.8	30,784	4.6
Money Market	235,804	14.2	224,673	14.1	223,075	16.2	200,549	20.2	162,214	24.0
Certificates of deposit	1,405,000	84.7	1,335,394	84.1	1,118,514	81.3	744,771	74.9	467,159	69.1
	$1,659,174	100.0%	$1,588,534	100.0%	$1,375,330	100.0%	$993,872	100.0%	$675,513	100.0%

At December 31, 2007, 2006, 2005, 2004 and 2003, individual retirement account deposits totaled $236 million, $219 million, $163 million, $113 million and $74 million, respectively, nearly all of which were certificates of deposit.

The following table sets forth total deposits by offices in New York and Florida:

	At December 31,
($ in thousands)	2007	2006	2005	2004	2003
New York Main Office	$933,403	$875,474	$712,181	$497,717	$347,088
Florida Offices	725,771	713,060	663,149	496,155	328,425
	$1,659,174	$1,588,534	$1,375,330	$993,872	$675,513

The following table sets forth certificate of deposits by remaining maturity:

	At December 31,
	2007		2006		2005		2004		2003
($ in thousands)	Amount	Wtd- Avg Stated Rate	Amount	Wtd- Avg Stated Rate	Amount	Wtd- Avg Stated Rate	Amount	Wtd- Avg Stated Rate	Amount	Wtd- Avg Stated Rate
Within one year	$ 495,002	4.82%	$ 630,454	4.77%	$381,968	3.77%	$269,553	2.84%	$182,693	2.75%
Over one to two years	296,318	4.74	193,993	4.49	259,698	4.30	119,780	3.43	90,936	3.64
Over two to three years	233,248	4.81	204,636	4.59	126,546	4.13	134,409	4.48	30,094	4.43
Over three to four years	129,949	5.27	178,767	4.71	160,344	4.43	75,317	4.06	89,085	4.83
Over four years	250,483	5.16	127,544	5.36	189,958	4.69	145,712	4.48	74,351	4.20
	$1,405,000	4.90%	$1,335,394	4.75%	$1,118,514	4.18%	$744,771	3.68%	$467,159	3.66%

The following table sets forth the remaining maturities of certificates of deposit of $100,000 or more:

	At December 31,
($ in thousands)	2007	2006	2005	2004	2003
Due within three months or less	$52,540	$60,534	$30,165	$15,761	$7,514
Due over three months to six months	31,128	69,121	25,109	24,450	7,446
Due over six months to one year	75,284	111,387	65,077	40,351	31,459
Due over one year	427,106	249,840	251,403	135,314	76,644
Total (1)	$586,058	$490,882	$371,754	$215,876	$123,063
As a percentage of total deposits	35%	31%	27%	22%	18%
(1) Includes brokered CDs as follows:	$165,865	$55,652	$40,459	$-	$-

The following table sets forth net deposit flows:

	For the Year Ended December 31,
($ in thousands)	2007	2006	2005	2004	2003
Net (decrease) increase before interest credited	$(5,460)	$148,600	$338,053	$292,667	$151,138
Net interest credited	76,100	64,604	43,405	25,692	18,417
Net deposit increase	$70,640	$213,204	$381,458	$318,359	$169,555

The Bank has agreements with correspondent banks whereby it could borrow as of December 31, 2007 up to $28 million on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), the Bank can also borrow from these institutions on a secured basis. At December 31, 2007, the Bank had available collateral consisting of investment securities to support additional total borrowings of $325 million from the FHLB and FRB.

The following is a summary of certain information regarding short-term borrowings in the aggregate:

	For the Year Ended December 31,
($ in thousands)	2007	2006	2005	2004	2003
Balance at year end	$-	$25,000	$-	$36,000	$-
Maximum amount outstanding at any month end	$49,000	$46,200	$17,000	$36,000	$-
Average outstanding balance for the year	$16,908	$10,215	$4,871	$1,914	$-
Weighted-average interest rate paid for the year	5.44%	5.32%	2.85%	2.08%	-%
Weighted-average interest rate at year end	-%	5.44%	-%	2.56%	-%

Intervest Mortgage Corporation’s principal sources of funds for its lending business consist of borrowings (through the issuance of its debentures to the public), mortgage repayments and cash flow generated from operations, including fee income received from the Bank for loan origination services performed for the Bank. From time to time, Intervest Mortgage Corporation has also received capital contributions from the Holding Company.

The Holding Company’s principal sources of funds and capital have been derived from the following: interest income from a limited portfolio of mortgage loans and short-term investments; monthly dividends from the Bank to service interest expense on trust preferred securities; monthly management fees from Intervest Mortgage Corporation and the Bank for providing these subsidiaries with certain administrative services; the issuance of its common stock through public offerings and exercise of outstanding common stock warrants; the issuance of trust preferred securities through its wholly owned business trusts; and the direct issuance of other subordinated debentures to the public.

The following table summarizes debentures and related accrued interest payable outstanding:

	At December 31,
($ in thousands)	2007	2006	2005	2004	2003
Intervest Mortgage Corporation:
Subordinated debentures	$76,250	$83,750	$82,750	$88,850	$87,350
Accrued interest payable – debentures	3,145	2,875	4,699	8,219	12,052
	$79,395	$86,625	$87,449	$97,069	$99,402
Weighted average interest rate paid for the year	7.98%	8.17%	8.30%	7.94%	7.75%
Holding Company:
Subordinated debentures	$-	$1,250	$2,500	$2,500	$2,500
Subordinated debentures – convertible into Class A common stock	-	1,710	2,140	3,080	4,840
Subordinated debentures - trust preferred securities	56,702	56,702	61,856	61,856	30,928
Accrued interest payable – debentures	137	1,396	1,551	1,914	2,461
	$56,839	$61,058	$68,047	$69,350	$40,729
Weighted average interest rate paid for the year	6.30%	7.13%	7.25%	7.61%	9.13%

Employees

At December 31, 2007 and 2006, the Company employed 72 full-time equivalent employees. The Company provides various benefit plans, including group life insurance, health insurance and a 401(k) Plan. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes its employee relations are good.

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

As a Delaware corporation not earning income in Delaware, the Holding Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Holding Company and is reported in the line item “All other” in the noninterest expense section of the consolidated statement of earnings.

Investment in Subsidiaries

The following table provides information regarding the Holding Company’s subsidiaries:

	At December 31, 2007			Subsidiaries Earnings for the Year Ended December 31,
($ in thousands)	% of Voting Stock	Total Investment	Equity in Underlying Net Assets
Subsidiary				2007	2006	2005
Intervest National Bank	100%	$198,090	$198,090	$20,306	$22,969	$17,355
Intervest Mortgage Corporation	100%	$30,729	$30,729	$890	$3,126	$3,089
Intervest Securities Corporation	100%	$-	$-	$-	$1	$24
Intervest Statutory Trusts	100%	$1,702	$1,702	$-	$-	$-

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

Capital Adequacy. The FRB has promulgated capital adequacy guidelines for all bank holding companies with consolidated assets in excess of $500 million. The FRB’s capital adequacy guidelines are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined by assigning different categories of assets and off-balance sheet items to broad risk categories.

The guidelines divide the qualifying total capital of a bank holding company into Tier 1 capital (core capital elements), Tier 2 capital (supplementary capital elements) and Tier 3 capital (market risk capital elements). Tier 1 capital consists primarily of, subject to certain limitations, common stock, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and qualifying trust preferred securities; goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital may consist of, subject to certain limitations, an amount equal to the allowance for loan and lease losses, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Tier 3 capital includes qualifying unsecured subordinated debt. The Tier 1 capital must comprise at least 50% of the qualifying total capital categories.

Every bank holding company has to achieve and maintain a minimum Tier I capital ratio of at least 4% and a minimum total capital ratio of at least 8% of risk-weighted assets. In addition, bank holding companies are required to maintain a minimum ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3% for strong banks and bank holding companies and a minimum leverage ratio of at least 4% for all other bank holding companies. At December 31, 2007, the Holding Company’s Tier I capital and total capital ratios were 13.53% and 14.78%, respectively, and its leverage capital ratio was 11.59%.

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

The Holding Company’s Class A common stock is listed on the Nasdaq Global Select Market and, as a result, the Holding Company is also subject to the rules of Nasdaq for listed companies.

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

Reserve Requirements. Pursuant to Regulation D, the Bank must hold a percentage of certain types of deposits as reserves in the form of vault cash, as a deposit in a Federal Reserve Bank or as a deposit in a pass-through account at a correspondent institution. For net transaction accounts in 2008, the first $9.3 million will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $9.3 million up to and including $43.9 million, and a 10% reserve ratio will be assessed on net transaction accounts in excess of $43.9 million.

Dividends. All dividends paid by the Bank are paid to the Holding Company as the sole shareholder of the Bank. The general dividend policy of the Bank is to pay dividends at levels consistent with maintaining liquidity and preserving applicable capital ratios and debt servicing obligations. Under the National Bank Act and the OCC regulations, the Bank’s board of directors may declare dividends to be paid out of the Bank’s undivided profits. However, until the capital surplus equals or exceeds the capital stock of the Bank, no dividends can be declared unless, in the case of a quarterly or semiannual dividend, the Bank transfers 10% of its net income for the preceding two quarters to capital surplus, and in the case of an annual dividend, the Bank transfers 10% of its net income for the preceding four quarters to capital surplus. In addition, no dividends may be paid without the OCC’s approval if the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year exceeds the total of the Bank’s retained net income for that year, combined with its retained net income of the preceding two years. Also, the Bank may not declare or pay any dividends if, after making the dividend, the Bank will be “undercapitalized” and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC.

Capital Adequacy. In general, the capital adequacy regulations which apply to national banks, such as the Bank, are similar to the FRB guidelines, which are discussed above, promulgated with respect to bank holding companies. Under the OCC regulations and guidelines, all banks must maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8%, total assets leverage ratio (i.e., Tier 1 capital in an amount equal to at least 3% of adjusted total assets) and Tier 1 leverage ratio. For all but the most highly rated banks, the minimum Tier 1 leverage ratio is 4%. The Bank’s Tier 1 leverage capital ratio at December 31, 2007 was 10.35%.

Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. The Federal Deposit Insurance Act (“FDIA”) requires, among other things, the federal banking agencies to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Applicable regulations divide banks into five different categories, depending on their level of capital: (i) a well-capitalized bank; (ii) an adequately capitalized bank; (iii) an undercapitalized bank; (iv) a significantly undercapitalized bank; and (v) a critically undercapitalized bank.

Under these regulations, a bank is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more and a leverage ratio of 5% or more, and if the bank is not subject to an order or capital directive to meet and maintain a specific capital level. A bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage ratio of 4% or more (unless the bank is rated 1 in its most recent examination, in which instance it must maintain a leverage ratio of 3% or more) and does not meet the definition of a well-capitalized bank. A bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%. A bank is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3%. A bank is deemed to be “critically undercapitalized” if it has a ratio of tangible equity to total tangible assets that is equal to or less than 2%. In addition, the OCC may reclassify a well-capitalized bank as adequately capitalized and may require an adequately capitalized or an undercapitalized bank to comply with certain supervisory actions, except that the OCC may not reclassify a significantly undercapitalized bank as a critically undercapitalized bank, if the OCC has determined that the bank is in unsafe or unsound condition or that the bank has not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity. At December 31, 2007, the Bank met the definition of a well-capitalized institution. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations and the capital category may not constitute an accurate representation of a bank’s overall financial condition or prospects for other purposes.

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

Deposit Insurance Assessments. The Bank’s deposits are insured up to applicable limits through the Deposit Insurance Fund of the FDIC generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Bank, along with other depository institutions, must pay a semiannual assessment, determined in accordance with the FDIC regulations, to maintain the reserve ratio of the deposit insurance fund at the designated reserve ratio. On February 15, 2006, federal legislation to reform federal deposit insurance was enacted, which requires, among other things, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years). The legislation also required the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits.

In 2006, final regulations were adopted by the FDIC that assess insurance premiums based on risk, which enables the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Effective on January 1, 2007, the FDIC now evaluates the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating.

The new insurance premium rates for nearly all of the financial institution industry vary between five and seven cents for every $100 of domestic deposits. At the same time, the FDIC also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Pursuant to FDICIA, the FDIC had established a risk-based assessment system for insured depository institutions that took into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the FDIC assigned an institution to one of the three capital categories based on the institution’s financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to the commencement of the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigned an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution was assigned was based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determined to be relevant to the institution’s financial condition and the risk posed to the DIF (formerly SAIF and BIF as discussed below). An institution’s deposit insurance assessment rate depended on the capital category and supervisory subcategory to which it was assigned. Under the risk-based assessment system, there were nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates were applied, ranging from 0 to 27 basis points. The assessment rate the Bank’s assessable deposits from 1999 through 2006 was 0 basis points.

On February 8, 2006, President Bush signed the “Federal Deposit Insurance Reform Act of 2005,” or the 2005 Deposit Act, into law. The 2005 Deposit Act contains provisions designed to reform and modernize the Federal deposit insurance system. Effective March 31, 2006, the 2005 Deposit Act merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund (the “DIF”); indexed the current $100,000 deposit insurance limit to inflation beginning in 2011 and every succeeding five years; and increased the deposit insurance limit for certain retirement accounts to $250,000 and indexed that limit to inflation as well. As a result of the merger, the BIF and the SAIF were abolished. The merger does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.

Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. The FDIC consolidated the previous nine assessment rate categories into four new categories. Base assessment rates range from two to four basis points for Risk Category I institutions and seven basis points for Risk Category II institutions, twenty-five basis points for Risk Category III institutions and forty basis points for Risk Category IV institutions. For institutions within Risk Category I, assessment rates will depend upon a combination of CAMELS component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, assessment rates will depend on a combination of long-term debt issuer ratings and CAMELS component ratings. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. Effective January 1, 2007, the FDIC has set the assessment rates at three basis points above the base rates. Assessment rates will, therefore, range from five to forty-three basis points of deposits. The deposit insurance assessment rates are in addition to the FICO payments. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

The FDIC also approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. The Bank received a $0.1 million One-Time Assessment Credit, which was used to partially offset the 2007 deposit insurance assessment, excluding the FICO payments.

The bonds issued by the FICO are due to mature in the years 2017 through 2019. Insured banks are expected to make payments for the FICO obligations currently equal to an estimated $0.0122 per $100 of eligible deposits each year. The assessment is determined quarterly. The Bank’s total expense in 2007 for the assessment for the FICO payments was $0.2 million.

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

Item 1A. Risk Factors

References in this section to “we,” “us,” and “our” refer to Intervest Bancshares Corporation and its consolidated subsidiaries, unless otherwise specified. References to the “bank” and “mortgage lending subsidiary” refer to our subsidiaries, Intervest National Bank and Intervest Mortgage Corporation, respectively.

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

We depend on a small number of executive officers and other key employees to implement our business strategy and our business may suffer if we lose their services.

Our success is largely dependent on the business expertise and relationships of a small number of executive officers and other key employees. Currently, Mr. Lowell S. Dansker, age 57, our Chairman, and Mr. Keith Olsen, age 54, President of the Florida Division of the bank, serve as our only officers with significant real estate lending experience and they make all the underwriting and lending decisions for us. If their services or any of our other executive officers or key employees were to become unavailable for any reason, our growth, operations and performance may be adversely affected because of their skills and knowledge of the markets in which we operate, their years of real estate lending experience and the difficulty of promptly finding qualified replacement personnel. To attract and retain personnel with the skills and knowledge to support our business, we offer a number of employee benefits, including employment agreements with certain officers. We also have a formal management succession plan that identifies internal officers to perform executive officer functions in connection with any temporary change in executive officers due to such things as illnesses or leaves of absence. The plan also describes the procedures to be followed in connection with the selection of permanent replacements, if any, for key officers. There can be no assurance however that such plan would be effective or that the Company would be able to attract and retain qualified personnel.

We face strong competition in our market areas, which may limit our growth and profitability.

Our primary markets consist of the New York City area and the Tampa Bay area of Florida, which are very competitive and the level of competition facing us may increase further, which may limit our growth and profitability. We experience competition in both lending and attracting deposits from other banks and nonbanks located within and outside our primary market areas, some of which are significantly larger institutions or institutions with greater resources, lower cost of funds or a more established market presence. Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, securities firms, investment bankers, money market funds, life insurance companies and the mutual funds industry. For loans, we encounter strong competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, credit card companies, credit unions, pension funds and securities firms. Because our profitability stems from our ability to attract deposits and originate loans, our continued ability to compete profitably for depositors and borrowers is critical to our success. External factors that may impact our ability to compete include changes in local economic conditions and real estate values, changes in interest rates, and the consolidation of banks and thrifts within our marketplace.

We depend on brokers and other sources for our mortgage lending activities and any reduction in referrals could limit our ability to grow or maintain the size of our loan portfolio.

We rely significantly on referrals from mortgage brokers for our loan originations. Our loan growth depends on our ability to continue to attract referrals from mortgage brokers. If those referrals were to decline or not expand, there can be no assurances that other sources of loan originations would be available to us to maintain a level of growth consistent with our historical performance.

Our loans are highly concentrated in commercial real estate and multifamily mortgage loans, increasing the risk associated with our loan portfolio.

Our loan portfolio is comprised of commercial real estate and multifamily mortgage loans, including some loans on vacant or substantially vacant properties and vacant land. We plan to continue to emphasize the origination of these types of loans. This concentration increases the risk associated with our loan portfolio. Commercial real estate and multifamily loans are generally considered riskier than many other kinds of loans, like single family residential real estate loans, since these loans tend to involve larger loan balances to one borrower or groups of related borrowers and repayment of loans secured by income-producing property is typically dependent upon the successful operation of the underlying real estate. Additionally, loans on vacant properties or vacant land typically do not have income streams and depend upon other sources of cash flow from the borrower for repayment. Additionally, many of our borrowers also have more than one mortgage loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss. Our average real estate loan size may continue to increase in the future. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market and economic conditions affecting the value of our loan collateral and problems affecting the credit and business of our borrowers.

Our historical levels of balance sheet growth and financial performance may not continue if our growth strategy is not successful.

A key component of our business strategy has been and will continue to be our growth, including the attraction of additional deposits and the origination of additional loans. Our ability to grow depends upon several factors outside of our control, including economic conditions generally and in our market areas in particular, as well as interest rate trends, loan demand and competition. We can provide no assurance that we will continue to be successful in increasing the volume of our loans and deposits at acceptable risk and asset quality levels and upon acceptable terms, while managing the costs and implementation risks associated with this growth strategy. There can be no assurance that further expansion will be profitable either through internal growth or through other expansion of our banking markets. In addition, we have relied historically on a relatively small number of key executives in relation to the size of our company, and there can be no assurance that we will be able to manage anticipated future growth without additional management staff, which would increase our expenses.

An economic downturn in New York or Florida could hinder our ability to operate profitably and have an adverse impact on our operations.

The properties collateralizing our mortgage loans are heavily concentrated in New York City and Florida, our two primary lending market areas. Accordingly, our business and operations are vulnerable to downturns in the economies of those geographic areas. At December 31, 2007, mortgages representing 64% and 25% of the principal balance of our total loan portfolio were on properties located in New York State and Florida, respectively. A large number of the loans in New York are secured by properties located in Manhattan, Brooklyn, Queens and the Bronx. A large number of the loans in Florida are secured by properties located in Clearwater, Tampa, Fort Lauderdale, Miami, Orlando and St. Petersburg. The geographical concentration of our loans subjects us to risk that a downturn in the economy or recession in those areas could result in a decrease in our loan originations and increases in our loan delinquencies and foreclosures. Many of the properties located in the New York City area underlying our mortgage loans are subject to rent control and rent stabilization laws, which limit the ability of property owners to increase rents, which in turn may affect the borrowers’ ability to repay those mortgage loans. In addition, since a large portion of our portfolio is secured by properties located in Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us in that state. We may suffer losses if there is a decline in the value of the properties underlying our mortgage loans which would have an adverse impact on our operations.

Changes in interest rates could adversely impact our earnings and we must continually identify and invest in mortgage loans or other instruments with rates of return above our cost of funds.

As a financial institution, we are subject to the risk of fluctuations in interest rates. A significant change in interest rates could have a material adverse effect on our net income. Our profitability depends primarily on the generation of net interest income which is dependent on the interest rate spread, which is the difference between yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities. As a result, our success, in large part, depends on our ability to invest a substantial percentage of our assets in mortgage loans with rates of return that exceed our cost of funds. We may also experience lower rates of return from the investment of our assets, including but not limited to proceeds from the prepayment of loans, in liquid assets such as government securities and overnight funds. Both the pricing and mix of our interest-earning assets and our interest-bearing liabilities are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors and market interest rates.

In 2007, a higher cost of funds, an increase in nonaccrual loans as well as a persistent flat to inverted U.S. Treasury yield curve that has existed since 2006 negatively affected our net interest margin. Our net interest margin was 2.11% and 2.75% in 2007 and 2006, respectively. Should our cost of funds and nonaccrual loans continue to increase and the yield curve continue to be unfavorable, our net interest margin may be negatively affected, offsetting a portion of, or all gains in net interest income generated from any increase in the volume of interest-earning assets. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurance of our ability to maintain a consistent positive interest rate spread between the yield earned on our interest-earning assets and the rates paid on our interest-bearing liabilities. There can be no assurances that a sudden and substantial change in interest rates may not adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. For a further discussion of our management of interest rate risk, see the section entitled “Asset and Liability Management” in this report on Form 10-K.

If the properties underlying many of our mortgage loans lose value, we may suffer loan losses.

Our ability to recover our investment in mortgage loans is solely or primarily dependent on the market value of the properties underlying such loans because many of our mortgages that we have originated, or will originate in the future, are nonrecourse or limited recourse. Under the terms of nonrecourse mortgages, the owner of the property subject to the mortgage has no personal obligation to repay the mortgage note which the mortgage secures. In some circumstances, we may have limited recourse against the owner with respect to liabilities related to tenant security deposits, proceeds from insurance policies, losses arising under environmental laws and/or losses resulting from waste or acts of malfeasance.

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

A variety of factors could cause our borrowers to default on their loan payments and the collateral securing such loans to be insufficient to pay any remaining indebtedness. We maintain an allowance for loan losses in order to mitigate the effect of possible losses inherent in our loan portfolio. There is a risk that we may experience losses which could exceed the allowance for loan losses we have set aside. In determining the size of the allowance, our management makes various assumptions and judgments about the collectibility of our loan portfolio, which are discussed in the section “Critical Accounting Policies” in this report on Form 10-K. If our assumptions and judgments prove to be incorrect, we may have to increase our allowance for loan losses or loan chargeoffs which could have an adverse effect on our operating results and financial condition. There can be no assurances that our allowance for loan losses will be adequate to protect us against loan losses that we may incur. Furthermore, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could also have a material adverse effect on our financial condition and results of operations.

We are a highly leveraged company and our indebtedness could adversely affect our financial condition and prevent us from continuing to grow our balance sheet.

At December 31, 2007, our borrowed funds (exclusive of deposits) and related interest payable was approximately $136 million. This level of indebtedness could make it difficult for us to satisfy all of our obligations to the holders of our debt and could limit our ability to obtain additional debt financing to fund our working capital requirements. In addition, the indentures underlying the subordinated debentures of our mortgage lending subsidiary contain financial and other restrictive covenants that may limit its ability to incur additional indebtedness. Our mortgage lending subsidiary has and expects to continue to rely on the issuance of its subordinated debentures in registered, best efforts offerings to the public as a source of funds to support its loan originations. The inability to incur additional indebtedness could adversely affect our business and financial condition by, among other things, limiting our flexibility in planning for, or reacting to, changes in our industry; placing us at a competitive disadvantage with respect to our competitors who may operate on a less leveraged basis. As a result, this may make us more vulnerable to changes in economic conditions and require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, which would reduce the funds available for other purposes, which, in turn, could have a negative impact on our profitability and growth.

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

Regulatory requirements affect our lending practices, capital structure, investment practices, asset allocations, operating practices, growth and dividend policy. The bank regulatory agencies have broad authority to prevent or remedy unsafe or unsound practices or violations of law. Recently, regulators have intensified their focus on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements resulting in an increased burden to us. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. We are also subject to regulatory capital requirements, and a failure to meet minimum capital requirements or to comply with other regulations could result in actions by regulators that could adversely affect our business. In addition, changes in law, regulations and regulatory practices affecting the banking industry may limit the manner in which we may conduct our business.

Since we engage in collateral-based lending and may be forced to foreclose on the collateral property and own the underlying real estate, we may be subject to the risks and increased costs associated with the ownership of real estate, which could adversely affect our operating results.

Since we are a collateral-based lender, we may need to from time to time foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks and costs inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a loan default, is dependent upon factors outside of our control, including, but not limited to: general or local economic conditions; neighborhood values; limitations on interest rates imposed by local law; real estate tax rates; operating expenses of the mortgaged properties; supply of and demand for rental units or properties; ability to obtain and maintain adequate occupancy of the properties; zoning laws; governmental rules, regulations and fiscal policies; and acts of God. The costs associated with the ownership of real estate, principally real estate taxes and maintenance costs, may exceed the rental income earned from such property, and we may therefore have to advance additional funds in order to protect our investment or we may be required to dispose of the real estate at a loss. Further, there is a risk that hazardous substances could be discovered on the foreclosed properties. We may then be required to remove the substances from and remediate the properties at our cost and expense. The cost of removal and environmental remediation could be substantial. We may not have adequate remedies against the owners of the properties or other responsible parties and could find it difficult or impossible to sell the affected properties. These events as well as the foregoing expenditures and costs could adversely affect our operating results.

Failure to maintain an effective system of internal control over financial reporting may not allow us to be able to accurately report our financial results or prevent fraud.

The requirements of Section 404 of the Sarbanes Oxley Act and Securities and Exchange Commission rules and regulations require an annual management report on our internal controls over financial reporting, including, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting, and an audit report by our independent registered public accounting firm addressing such internal control. These reports have been included in this annual report on Form 10-K. We assessed the effectiveness of our internal control over financial reporting, including safeguarding of assets as of December 31, 2007 and 2006 and believe as of both dates that we maintained effective internal control over financial reporting, including safeguarding of assets. If we fail to maintain an effective system of internal control over financial reporting we may not be able to report our financial results with the desired degree of accuracy or to prevent fraud, which could negatively affect our business.

Political issues, including armed conflicts and acts of terrorism, may adversely affect our business.

Political issues, including armed conflicts and acts of terrorism, may have an adverse impact on economic conditions of the country as a whole and may be more pronounced in specific geographic regions. Economic conditions affect the market value of the mortgaged properties underlying the Company’s loans as well as the levels of rent and occupancy of income-producing properties. Since a large number of properties underlying our mortgage loans are located in New York City, we may be more vulnerable to the adverse impact of such occurrences than other institutions. Acts of terrorism could have a significant impact on our ability to conduct our business. Such events could affect the ability of our borrowers to repay their loans, could impair the value of the collateral securing our loans, and could cause significant property damage, thus increasing our expenses and/or reducing our revenues. In addition, such events could affect the ability of depositors to maintain their deposits with the bank.

A breach of information security could negatively affect our business.

Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, including over the internet. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits, and our loans. We cannot be certain that all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached, information can be lost or misappropriated and could result in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so on our part could also have a material adverse impact on our business and therefore on our financial condition and results of operations.

We rely on the dividends we receive from our subsidiaries.

The Holding Company is a separate and distinct legal entity from the bank and its mortgage lending subsidiary, and a substantial portion of the revenues it receives consists of dividends from the bank. These dividends are currently funding the interest and principal payments on the Holding Company’s debt. Dividends, if any, the Holding Company may pay on its common stock would dependent on a like amount of dividends received from the bank. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, the Holding Company’s right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. In the bank is unable to pay dividends to the Holding Company, the Holding Company may not be able to service its debt, pay its other obligations, or pay dividends on its common stock, which could have a material adverse effect on our business.

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

The Bank’s principal office in Florida is located at 625 Court Street, Clearwater, Florida, 33756. The Bank also operates five other branch offices in Florida; three of which are in Clearwater, Florida, at 1875 Belcher Road North, 2175 Nursery Road and 2575 Ulmerton Road, one is at 6750 Gulfport Blvd, South Pasadena, Florida, and one is at 483 Mandalay Avenue, Clearwater Beach, Florida. The Mandalay office was opened on December 1, 2006. With the exception of the Belcher Road and Mandalay Avenue offices, which are leased through June 2012 and January 2009, respectively, the Bank owns all the properties in which its offices are located in Florida. Additionally, the Bank has options to extend the terms of the Belcher lease (for an additional five years) and the Mandalay lease (for up to an additional 12 years). All the above leases contain operating escalation clauses related to real estate taxes and operating costs based upon various criteria and are accounted for as operating leases.

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

The branch office at 6750 Gulfport Blvd. is a one-story building containing approximately 2,800 sq. ft., which is entirely occupied by the Bank. The branch office at 483 Mandalay Avenue is located in a shopping center known as Pelican Walk Plaza in which the Bank leases approximately 2,100 sq. ft. In addition, each of the Bank’s Florida offices include drive-through teller facilities (except for Mandalay Avenue) and Automated Teller Machines (ATMs). The Bank also owns a two-story building located on property contiguous to its Court Street office in Florida. The building contains approximately 12,000 sq. ft. and is leased to commercial tenants. The Bank also owns property across from its Court Street branch office in Florida. which consists of an office building that contains approximately 1,400 sq.ft. that is leased to one commercial tenant. This property provides additional parking for the Court Street branch. The Company believes that its facilities are adequate to meet its present and currently foreseeable needs.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

Executive Officers and Other Significant Employees

John J. Arvonio, age 45, has served as Chief Financial Officer and Chief Accounting Officer of Intervest Bancshares Corporation since August 2006 and December 2005, respectively, and as Senior Vice President, Chief Financial Officer and Secretary of Intervest National Bank since September 2000. Prior to that, Mr. Arvonio served as Vice President, Controller and Secretary of Intervest National Bank from April 1999 to August 2000 and as an employee of Intervest Bancshares Corporation from April 1998 to March 1999. Mr. Arvonio also serves as an Administrator of Intervest Statutory Trust V. Mr. Arvonio received a Bachelor of Business Administration degree from Iona College and is a certified public accountant. Mr. Arvonio has more than 19 years of banking experience. Prior to joining the Company, Mr. Arvonio served as Second Vice President Accounting Policy, and Technical Advisor to the Controller for The Greater New York Savings Bank from 1992 to 1997. Prior to that, Mr. Arvonio was a Manager of Financial Reporting for the Leasing and Investment Banking Divisions of Citibank from 1989 to 1992, and a Senior Auditor for Ernst & Young from 1985 to 1989.

Lowell S. Dansker, age 57, has served as Chairman of the Board of Directors, Chief Executive Officer and Chairman of the Executive Committee of Intervest Bancshares Corporation since August 2006. He previously served as Vice Chairman of the Board of Directors, President, Treasurer and member of the Executive Committee of Intervest Bancshares Corporation, except for Vice Chairman, since incorporation in 1993. Mr. Dansker served as Vice Chairman from October 2003 to August 2006. Mr. Dansker also serves as the Chairman, Chief Executive Officer and Chairman of the Executive and Loan Committees of Intervest National Bank and Intervest Mortgage Corporation, and as an Administrator of Intervest Statutory Trust II through V. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College and a Law degree from the University of Akron School of Law and has been admitted to practice in New York, Ohio, Florida and the District of Columbia.

Stephen A. Helman, age 68, has served as a Director, and as Vice President and Secretary of Intervest Bancshares Corporation since December 2003 and February 2006, respectively. Mr. Helman is also a Vice President and Director of Intervest National Bank and a Vice President, Secretary and Director of Intervest Mortgage Corporation. Mr. Helman also is a member of the Executive Committee of Intervest Bancshares Corporation and Intervest Mortgage Corporation, and an Administrator of Intervest Statutory Trust V. Mr. Helman received a Bachelor of Arts degree from the University of Rochester and a law degree from Columbia University. Mr. Helman has been a practicing attorney for more than 25 years.

John H. Hoffmann, age 56, has served as Vice President and Chief Financial Officer of Intervest Mortgage Corporation since August 2006. He previously served as Vice President and Controller from 2002 to August 2006. Mr. Hoffmann received a Bachelor of Business Administration degree from Susquehanna University and is a certified public accountant. Mr. Hoffmann has more than 22 years of banking experience. Mr. Hoffmann was an Accounting Manager for Smart World Technologies, an Internet service provider, from 1998 to 2000 and a Vice President of Mortgage Accounting for The Greater New York Savings Bank from 1987 to 1997.

Erik E. Larson, age 35, has served as Vice President, Loan Operations Officer in the Florida Division of Intervest National Bank since October 2005. Prior to that, Mr. Larson was an Assistant Vice President with the Bank both in Loan Operations and Branch Management capacities. Mr. Larson joined the Bank in 1998. Prior to that, Mr. Larson served in a supervisory position with Barnett Bank. Mr. Larson received a Bachelors degree in Mathematics from Stockton State College, Pomona, New Jersey.

Elizabeth Macias, age 52, has served as Vice President of Information Technology, Systems and Security for Intervest National Bank since October 2005. Ms. Macias has worked in the area of Bank Management Information Systems and Technology for over 24 years and Banking in general for over 30 years. Ms. Macias received a Bachelors of Science in Business from Manhattan College and an AAS, in Computer Digital Systems from PSI Institute in New York. Prior to joining the Bank, Ms. Macias served as Vice President and Director of Management Information Systems at First Central Savings Bank from April 2004 to September 2005. Prior to that, Ms. Macias served as Vice President-Director of Management Information Systems and Product Development for New York National Bank from 1983 to 2004.

Keith A. Olsen, age 54, has served as a Director and as President of Intervest National Bank since July 2001 and February 21, 2008, respectively. Mr. Olsen also served as President of the Florida Division of Intervest National Bank from July 2001 to February 21, 2008. Prior to that, Mr. Olsen was the President of Intervest Bank from 1994 until it merged into Intervest National Bank in July 2001. Mr. Olsen also served as Senior Vice President of Intervest Bank from 1991 to 1994. Mr. Olsen received an Associates degree from St. Petersburg Junior College and a Bachelors degree in Business Administration and Finance from the University of Florida, Gainesville. He is also a graduate of the Florida School of Banking of the University of Florida, Gainesville, the National School of Real Estate Finance of Ohio State University and the Graduate School of Banking of the South of Louisiana State University. Mr. Olsen has been in banking for more than 30 years.

Michael Primiani, age 47, has served as Vice President, Compliance/BSA Officer and New York Office Security Officer for Intervest National Bank since December 2005. Mr. Primiani received an Associate Degree in Business Management from Queensborough Community College. Mr. Primiani has more that 26 years of banking experience. Prior to joining Intervest National Bank, Mr. Primiani served as Vice President, BSA Officer and Branch Administrator for First Central Savings Bank from March 2001 to December 2005. Prior to that, Mr. Primiani served as Assistant Vice President and Branch Manager for Astoria Federal Savings from May 1987 to February 2001, and in various supervisory positions at Astoria Federal Savings from 1979 to 1987.

Diane S. Rathburn, age 45, has served as Vice President, Operations/Human Resource Manager of the Florida Division of Intervest National Bank since January 2003. Prior to that, Mrs. Rathburn was an Assistant Vice President, Branch Coordinator and Assistant Vice President, Branch Administrator since August 1999. Mrs. Rathburn joined the Bank in July 1991. Prior to that, Mrs. Rathburn served in a supervisory position of the Bookkeeping Department of Southeast Bank.

Raymond C. Sullivan, age 61, served as a Director and as President of Intervest National Bank from April 1999 to February 21, 2008. Prior to that, Mr. Sullivan was an employee of Intervest Bancshares Corporation from March 1998 to March 1999. On February 21, 2008, Mr. Sullivan was placed on a paid leave of absence for health reasons and was relieved of his duties as an officer, director and employee of Intervest National Bank.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Securities

The Holding Company’s Class A common stock is listed for trading on the Nasdaq Global Select Market: under the symbol “IBCA.” There is no public-trading market for the Holding Company’s Class B common stock. At December 31, 2007, there were 7,690,812 and 385,000 shares of Class A and Class B common stock outstanding, respectively.

At December 31, 2007, there were approximately 100 holders of record of the Class A common stock and approximately 1,500 beneficial owners of the Class A common stock, which includes persons or entities that hold their stock in nominee form or in street name through various brokerage firms. At December 31, 2007, there were four holders of record of the Class B common stock, one of which is the Chairman of the Holding Company and its subsidiaries, and the other three are related parties of that individual. The holders of the Class B common stock, as a separate class, can elect two-thirds of the Holding Company’s directors.

The closing price of the Class A common stock on December 31, 2007 and January 31, 2008 was $17.22 and $14.99 per share, respectively. The following table shows the high and low sales prices per share for the Class A common stock by calendar quarter for the periods indicated. The quotations set forth below reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions.

	2007		2006
	High	Low	High	Low
First quarter	$36.00	$27.00	$36.98	$23.03
Second quarter	$28.99	$23.84	$42.87	$31.00
Third quarter	$28.16	$20.36	$48.43	$39.43
Fourth quarter	$26.03	$15.46	$44.64	$33.80

Dividends

Class A and Class B common stockholders are entitled to receive cash dividends when and if declared by the Holding Company’s Board of Directors out of funds legally available for such purposes. On April 25, 2007, the Holding Company’s board of directors approved the payment of the Holding Company’s first cash dividend of $0.25 per share on the Holding Company’s outstanding Class A and Class B common stock. A total dividend of $2.1 million was paid on June 15, 2007 to shareholders of record on the close of business June 1, 2007. No other dividends were paid in 2007 or 2006.

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

Although the Holding Company expects to pay dividends in the future, the amount of and timing of any dividend has not been determined, nor is the payment of dividends assured.

The Bank currently pays a monthly cash dividend to the Holding Company in order to provide the necessary funds for the debt service on the outstanding trust preferred securities. Total dividends paid by the Bank to the Holding Company in 2007, 2006 and 2005 amounted to $3.5 million, $4.9 million and $4.4 million, respectively. For a further discussion of legal limitations with regard to the payment of dividends, see the section entitled “Supervision and Regulation” included in this report.

Share Repurchases

The table below provides information relating to repurchases of Class A common stock in 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Dollar Value of Shares that May Be Purchased Under the Program (1)
April 1 to April 30, 2007	-	-	-	$ -
May 1 to May 31, 2007	28,000	$24.84	28,000	$9,304,422
June 1 to June 30, 2007	87,200	$25.00	87,200	$7,124,255
Total for quarter ended June 30	115,200	$24.96	115,200
July 1 to July 31, 2007	82,500	$25.83	82,500	$4,993,040
August 1 to August 31, 2007	112,900	$23.84	112,900	$2,301,546
September 1 to September 30, 2007	21,400	$26.00	21,400	$1,745,052
Total for quarter ended September 30	216,800	$24.81	216,800
October 1 to October 31, 2007	72,339	$24.11	72,339	$ -
November 1 to November 30, 2007	-	-	-	$ -
December 1 to December 31, 2007	-	-	-	$ -
Total for quarter ended December 31	72,339	$24.11	72,339	$ -
Grand total for 2007	404,339	$24.73	404,339	$ -
(1)

On April 30, 2007, the Company announced that its board of directors had authorized a share repurchase plan effective April 25, 2007 providing for the purchase of up to $10 million of its outstanding shares of Class A common stock over a six-month period. The plan expired on October 25, 2007. The repurchases were made in the open market at prevailing prices in accordance with all applicable securities laws and regulations. A total of 404,339 shares of Class A common stock was repurchased under the plan at an aggregate cost of $10 million, inclusive of brokerage commissions, or an average price per share of $24.73.

Equity Compensation Plans

The following table summarizes information regarding equity compensation plans as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities in column (a)
	(a)	(b)	(c)
Plans approved by stockholders (1)	332,640	$11.49	612,360
Plans not approved by stockholders	-	-	-

(1) Consist of 137,640 options to purchase Class A common stock and 195,000 warrants to purchase Class B common stock. The Class A common stock options expire on December 13, 2017 and vest as follows: one third (45,880) vested on the grant date and are exercisable, one third vest and become exercisable on December 13, 2008 and one third vest and become exercisable on December 13, 2009. The Class B common stock warrants entitle its current holder, the estate of the former Chairman of the Company, Jerome Dansker, to purchase one share of the Holding Company’s Class B common stock. All of these warrants are vested and exercisable and expire on January 31, 2008. The warrants were exercised in January 2008.

Stock Performance Graph

The following graph compares the cumulative total shareholder return of the Holding Company’s Class A common stock against the cumulative total return of the Nasdaq Stock Market (U.S. companies) Index, an index for banks with total assets of $1 billion to $5 billion, and the Nasdaq Bank index. The graph was prepared by SNL Financial L.C. and assumes that $100 was invested on December 31, 2002. The points marked on the horizontal axis correspond to December 31 of each year. Each of the referenced indices is calculated in the same manner. The graph depicts past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Intervest Bancshares Corporation	100.00	135.65	182.77	229.17	318.61	161.06
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank $1B-$5B Index	100.00	135.99	167.83	164.97	190.90	139.06
SNL Bank NASDAQ Index	100.00	129.08	147.94	143.43	161.02	126.42

Item 6. Selected Consolidated Financial and Other Data

	At or For The Year Ended December 31,
($ in thousands, except per share data)	2007	2006	2005	2004	2003
Financial Condition Data:
Total assets	$2,021,392	$1,971,753	$1,706,423	$1,316,751	$911,523
Cash and cash equivalents	$ 33,086	$ 40,195	$ 56,716	$ 24,599	$ 64,128
Securities held to maturity, net	$ 344,105	$ 404,015	$ 251,508	$ 248,888	$152,823
Loans receivable, net of deferred fees	$1,614,032	$1,490,653	$1,367,986	$1,015,396	$671,125
Deposits	$1,659,174	$1,588,534	$1,375,330	$ 993,872	$675,513
Borrowed funds and related accrued interest payable (1)	$ 136,434	$ 172,909	$ 155,725	$ 202,682	$140,383
Stockholders’ equity	$ 179,561	$ 170,046	$ 136,178	$ 90,094	$ 75,385
Nonaccrual loans	$ 90,756	$ 3,274	$ 750	$ 4,607	$ 8,474
Loans ninety days past due and still accruing	$ 11,853	$ -	$ 2,649	$ -	$ -
Foreclosed real estate	$ -	$ -	$ -	$ -	$ -
Allowance for loan losses	$ 21,593	$ 17,833	$ 15,181	$ 11,106	$ 6,580
Loan chargeoffs	$ -	$ -	$ -	$ -	$ -
Loan recoveries	$ -	$ -	$ -	$ -	$ -
Operations Data:
Interest and dividend income	$131,916	$128,605	$97,881	$66,549	$50,464
Interest expense	89,653	78,297	57,447	38,683	28,564
Net interest and dividend income	42,263	50,308	40,434	27,866	21,900
Provision for loan losses	3,760	2,652	4,075	4,526	1,969
Net interest and dividend income after provision for loan losses	38,503	47,656	36,359	23,340	19,931
Noninterest income	8,825	6,855	6,594	5,140	3,321
Noninterest expenses	12,876	13,027	10,703	8,251	7,259
Earnings before income taxes	34,452	41,484	32,250	20,229	15,993
Provision for income taxes	15,012	17,953	14,066	8,776	6,873
Net earnings	$ 19,440	$ 23,531	$18,184	$11,453	$ 9,120
Per Common Share Data:
Basic earnings per share	$ 2.35	$ 2.98	$ 2.65	$ 1.89	$ 1.85
Diluted earnings per share	$ 2.31	$ 2.82	$ 2.47	$ 1.71	$ 1.53
Dividends per share	$ 0.25	$ -	$ -	$ -	$ -
Book value per share	$22.23	$20.31	$17.41	$14.37	$12.59
Market price per share	$17.22	$34.41	$24.04	$19.74	$14.65
Other Data and Ratios:
Total Class A and B common stock outstanding	8,075,812	8,371,595	7,823,058	6,271,433	5,988,377
Total Class A and B common stock warrants outstanding	332,640	195,000	696,465	696,465	738,975
Average common shares used to calculate:
Basic earnings per share	8,275,539	7,893,489	6,861,667	6,068,755	4,938,995
Diluted earnings per share	8,422,017	8,401,379	7,449,658	6,828,176	6,257,720
Adjusted net earnings for diluted earnings per share	$19,484	$23,679	$18,399	$11,707	$9,572
Net interest margin	2.11%	2.75%	2.70%	2.52%	2.90%
Return on average assets	0.96%	1.28%	1.20%	1.02%	1.19%
Return on average equity	11.05%	15.82%	16.91%	14.14%	15.34%
Noninterest income to average assets	0.44%	0.37%	0.44%	0.46%	0.43%
Noninterest expenses to average assets	0.64%	0.71%	0.71%	0.74%	0.95%
Total nonperforming assets to total assets	4.49%	0.17%	0.04%	0.35%	0.93%
Total nonperforming loans to total loans	5.59%	0.22%	0.05%	0.45%	1.26%
Loans, net of unearned income to deposits	97%	94%	99%	102%	99%
Loans, net of unearned income to deposits (bank only)	88%	84%	88%	86%	79%
Allowance for loan losses to total net loans	1.34%	1.20%	1.11%	1.09%	0.98%
Allowance for loan losses to nonperforming assets	24%	545%	2024%	241%	78%
Efficiency ratio	25%	23%	23%	25%	29%
Average stockholders’ equity to average total assets	8.69%	8.06%	7.11%	7.23%	7.74%
Stockholders’ equity to total assets	8.88%	8.62%	7.98%	6.84%	8.27%
Tier 1 capital to average assets	11.59%	11.43%	10.85%	9.03%	11.31%
Tier 1 capital to risk weighted assets	13.53%	13.85%	12.39%	10.49%	13.28%
Total capital to risk weighted assets	14.78%	14.95%	14.42%	14.23%	14.84%
(1)	Includes trust preferred securities of $56,702, $56,702, $61,856, $61,856 and $30,928 at December 31, 2007, 2006, 2005, 2004, 2003, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-K.

Intervest Bancshares Corporation is a registered financial holding company referred to by itself in this report as the “Holding Company.” At December 31, 2007, the Holding Company had two wholly owned consolidated subsidiaries, Intervest National Bank (the “Bank”) and Intervest Mortgage Corporation (hereafter, together with Intervest Bancshares Corporation, referred to collectively as the “Company” on a consolidated basis). The Holding Company also had four wholly owned unconsolidated subsidiaries, Intervest Statutory Trust II, III, IV and V, which were formed in connection with the issuance of trust preferred securities. For a discussion of the Company’s business, see the section entitled “Item 1 Business” in this report.

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

The Company’s loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). Loans in the portfolio had an average life of approximately 3.9 years as of December 31, 2007. The Company does not own or originate sub prime single-family home loans or construction/development loans.

The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State and the State of Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Fort Lauderdale, Miami and Orlando. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At December 31, 2007, the Company also had loans on properties in Alabama, Connecticut, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina and Virginia.

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

The adequacy of the allowance for loan losses is evaluated monthly or more frequently when necessary with consideration given to the following factors:

(i) Size of the loan portfolio. The Company’s portfolio has a number of individual loans with large balances which increases the portfolio’s risk profile. At December 31, 2007, the average real estate loan was $2.8 million, with the largest loan being $20.8 million. In addition, loans with principal balances of $5 million or more represented 48% of the outstanding loan portfolio;

(ii) Nature of the loan portfolio. The Company’s portfolio is concentrated in loans secured by commercial and multifamily real estate, including some vacant properties and vacant land, all of which are generally considered to have more credit risk than traditional 1-4 family residential lending because these loans tend to involve larger loan balances to single borrowers and their repayment is typically dependent upon the successful operation of the underlying real estate for income-producing properties. Further, loans on vacant properties and vacant land typically do not have income streams and depend upon other sources of cash flow from the borrowers for repayment. The properties underlying the Company’s mortgage loans are also concentrated by location, and this concentration increases the risk associated with the loan portfolio. The properties are concentrated in two states, New York and Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, Fort Lauderdale, Miami, Orlando and St. Petersburg. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents. Many of the properties are also located in sections of the cities noted above that are being revitalized or redeveloped, which further increases the risk associated with the portfolio;

(iii) Specific problem loans, including loans on nonaccrual status, and estimates of fair value of the underlying properties. Whenever the Company experiences payment problems with a loan, an internal review of that loan is performed by either or both of the Company’s two senior lending officers (the Chairman and the President of the Florida Division of the Bank) to re-evaluate the internal credit rating that is assigned to the loan. This credit rating directly affects the computation of the allowance for loan losses. The estimated loss factors that the Company applies to its loans to calculate the allowance for loan losses increase as a loan’s credit rating decreases. Nonaccrual and/or problem loans are normally downgraded based on known facts and circumstances at the time of review, which in turn impacts the level of the allowance for loan losses. The review includes the physical inspection of such properties and the monitoring of impositions and insurance premiums to preserve the Company’s security interest in the properties. Additionally, the Company engages independent third parties to perform quarterly loan portfolio reviews, which include all loans on nonaccrual status. The Company takes into consideration the nature and extent of the collateralization of nonaccrual loans, loans past due 90 days and still accruing and any other problem loans in its determination of the allowance for loan losses. Estimates of fair value of the collateral properties is determined based on a variety of information, including available appraisals and the knowledge and experience of the Company’s two senior lending officers related to values of properties in the Company’s market areas. Determination of the need for updated appraisals is made on a loan-by-loan basis. In addition to appraisals, the Company also takes into consideration the type, location and occupancy of the property and current economic conditions in the area the property is located in assessing estimates of fair value;

(iv) Historical chargeoffs and recoveries. Although the Company has experienced only one loss in the last five years from its real estate lending activities ($0.1 million in 2007 from the sale of a property acquired through foreclosure), there can be no assurance that potential losses do not exist in the current loan portfolio. Furthermore, the Company experienced an increase in the number of loans on nonaccrual status in 2007;

(v) Adverse situations which may affect the borrowers’ ability to repay. All nonaccrual and problem loans are reviewed individually based on the facts and circumstances known to the Company at the time of the review. Based on these reviews, the Company’s two senior lending officers make an assessment as to whether there are specific issues unique to each problem loan or whether such issues identified are generic to the portfolio, which may in turn necessitate a change to the Company’s overall estimated loss factors (noted below) that are used to calculate the allowance for loan losses; and

(vi) The perception of the Company’s two senior lending officers of the current and anticipated economic conditions in the Company’s lending areas, which are concentrated in New York and Florida. The real estate market in general continues to experience a slowdown that began in 2006, with the magnitude thereof being more pronounced in certain areas of the country than others and in certain types of properties, as widely reported by the media. This slowdown increases the level of risk in the Company’s loan portfolio.

Based on the assessment of the factors noted above, the Company maintains an allowance for loan losses that is comprised of an unallocated portion (which is derived from estimated loss factors currently ranging from 0.30% to 1.35% multiplied by the principal amount of loans rated acceptable, and higher percentages for loans that are assigned a credit grade of special mention or lower) and, from time to time, an allocated (or specific) portion on certain loans, particularly for loans that have been identified as being impaired.

Statement of Financial Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance for loan losses related to impaired loans is computed. A loan is normally deemed impaired when, based upon current information and events, it is probable that we will be unable to collect both full principal and interest due according to the contractual terms of the loan agreement. Impairment for larger balance loans such as commercial real estate and multifamily loans are measured based on: the present value of expected future cash flows, discounted at the loan’s effective interest rate; or the observable market price of the loan; or the estimated fair value of the loan’s collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance within the overall allowance for loan losses and a charge through the provision for loan losses. The Company’s policy is to normally charge off any portion of the recorded investment in the loan that exceeds the fair value of the collateral.

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

The Company believes, based on information known to it at December 31, 2007, that its allowance for loan losses is adequate to cover estimated credit losses in the loan portfolio. Although the Company believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions, or other factors, differ from those previously assumed in the determination of the level of the allowance. For example, a prolonged downturn in real estate values and/or local economic conditions could have an adverse impact on the Company’s asset quality and may result in an increase in future loan charge-offs and loan loss provisions. Finally, the Company’s regulators, as an integral part of their examination process, periodically review the allowance for loan losses. Accordingly, the Company may be required to take certain chargeoffs and/or recognize additions to the allowance based on the regulators’ judgment concerning information available to them during their examination.

Comparison of Financial Condition at December 31, 2007 and 2006.

Overview

Selected balance sheet information by entity as of December 31, 2007 follows:

($ in thousands)	Holding Company	Intervest National Bank	Intervest Mortgage Corporation	Inter- Company Amounts (1)	Consolidated
Cash and cash equivalents	$ 1,572	$ 28,171	$ 12,682	$ (9,339)	$ 33,086
Security investments	-	350,456	-	-	350,456
Loans receivable, net of deferred fees	2,623	1,515,997	95,412	-	1,614,032
Allowance for loan losses	(30)	(20,268)	(1,295)	-	(21,593)
Investment in consolidated subsidiaries	228,819	-	-	(228,819)	-
All other assets	3,518	36,649	5,268	(24)	45,411
Total assets	$236,502	$1,911,005	$112,067	$(238,182)	$2,021,392
Deposits	$ -	$1,668,514	$ -	$ (9,340)	$1,659,174
Borrowed funds and related interest payable	56,839	200	79,395	-	136,434
All other liabilities	102	44,201	1,943	(23)	46,223
Total liabilities	56,941	1,712,915	81,338	(9,363)	1,841,831
Stockholders’ equity	179,561	198,090	30,729	(228,819)	179,561
Total liabilities and stockholders’ equity	$236,502	$1,911,005	$112,067	$(238,182)	$2,021,392
(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments in subsidiaries.

A comparison of selected consolidated balance sheet information follows:

	At December 31, 2007		At December 31, 2006
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$33,086	1.6%	$40,195	2.0%
Security investments	350,456	17.3	410,953	20.9
Loans receivable, net of deferred fees and allowance for loan losses	1,592,439	78.8	1,472,820	74.7
All other assets	45,411	2.3	47,785	2.4
Total assets	$2,021,392	100.0%	$1,971,753	100.0%
Deposits	$1,659,174	82.1%	$1,588,534	80.6%
Borrowed funds and related interest payable	136,434	6.7	172,909	8.8
All other liabilities	46,223	2.3	40,264	2.0
Total liabilities	1,841,831	91.1	1,801,707	91.4
Stockholders’ equity	179,561	8.9	170,046	8.6
Total liabilities and stockholders’ equity	$2,021,392	100.0%	$1,971,753	100.0%

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. Cash and cash equivalents decreased to $33 million at December 31, 2007, from $40 million at December 31, 2006. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Security Investments

Securities are classified as held to maturity and are carried at amortized cost when management has the intent and ability to hold them to maturity. Such investments, which are held by the Bank, decreased to $344 million at December 31, 2007, from $404 million at December 31, 2006. The decrease reflected maturities and calls during the period exceeding new purchases. The Bank used the proceeds from the security repayments to partially fund new loans.

The Bank invests mainly in short-term (up to 5 year maturities) U.S. government agency debt obligations to emphasize safety and liquidity. The Company does not own or invest in collateralized debt obligations or collateralized mortgage obligations. At December 31, 2007, the held-to-maturity portfolio consisted of debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $336 million and corporate securities (trust preferred notes) of $8 million. At December 31, 2007, the entire portfolio had a weighted-average yield of 5.01% and a weighted-average remaining maturity of 4.0 years, compared to 4.88% and 2.3 years, respectively, at December 31, 2006. Nearly all of the securities in the portfolio have fixed rates of interest or have predetermined rate increases, and many have call features that allow the issuer to call the security before its stated maturity without penalty.

At December 31, 2007 and 2006, the held-to-maturity portfolio’s estimated fair value was $346 million and $403 million, respectively. At December 31, 2007, the held-to-maturity portfolio had a net unrealized gain of $1.4 million, compared to a net unrealized loss of $1.1 million at December 31, 2006. Management believes that the cause of unrealized losses and gains in the portfolio is directly related to changes in market interest rates, which is consistent with its experience. In general, as interest rates rise, the fair value of fixed-rate securities will decrease; as interest rates fall, their fair value will increase. Management views any unrealized losses to be temporary based on the impact of changes in interest rates, the very short maturities of the investments and their high credit quality. In addition, the Bank has the ability and intent to hold securities that have unrealized losses for a period of time sufficient for the fair value of the securities to recover, which may be at maturity. Historically, the Bank has always recovered the cost of its investment securities upon maturity. For additional information on investment securities, see the section entitled “Securities Investment Activities” in this report.

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), the Bank maintains an investment in their capital stock, which amounted to $3.6 million and $2.7 million, respectively, at December 31, 2007. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and most recently was 8.4%. The total investment, which amounted to $6.3 million at December 31, 2007, compared to $6.9 million at December 31, 2006, fluctuates based on the Bank’s capital level for the FRB stock and the Bank’s loans and borrowings for the FHLB stock.

Loans Receivable, Net of Deferred Fees

Loans receivable, net of deferred fees, increased to $1.61 billion at December 31, 2007, from $1.49 billion at December 31, 2006. The growth reflected new loan originations exceeding principal repayments. For additional information on the loan portfolio, see the section entitled “Lending Activities” in this report.

Nonaccrual Loans

Nonaccrual loans increased to $90.8 million at December 31, 2007, from $3.3 million at December 31, 2006. For a detailed discussion on nonaccrual loans, see the section entitled “Asset Quality” in this report.

Allowance for Loan Losses

The allowance for loan losses increased to $21.6 million at December 31, 2007, from $17.8 million at December 31, 2006. The allowance represented 1.34% of total loans (net of deferred fees) outstanding at December 31, 2007 and 1.20% at December 31, 2006. The increase in the allowance was due to provisions totaling $3.8 million during the year, of which $2.2 million was attributable to downgrades of internal risk ratings on nonaccrual loans and $1.6 million from net loan growth of $122 million from December 31, 2006. There were no loan chargeoffs during the period. For a further discussion of the criteria the Company uses to determine the adequacy of the allowance for loan losses, see the section entitled “Critical Accounting Policies” in this report.

All Other Assets

The following table sets forth the composition of the caption “All other assets” in the tables on page 39:

	At December 31,
($ in thousands)	2007	2006
Accrued interest receivable	$10,981	$12,769
Loan fees receivable	9,781	10,443
Premises and equipment, net	5,897	6,379
Deferred income tax asset	10,387	8,694
Deferred debenture offering costs, net	4,098	5,158
Investment in unconsolidated subsidiaries	1,702	1,702
Prepaid estimated income taxes	586	1,402
Deferred issuance costs from brokered CDs	1,729	137
All other	250	1,101
	$45,411	$47,785

Accrued interest receivable fluctuates based on the level of interest-earning assets and the timing of interest payments received. The decrease was due to the impact of nonaccrual loans, partially offset by growth in interest-earning assets.

Loan fees receivable are fees due to the Company in accordance with the terms of mortgage loans. Such amounts are generally due upon the full repayment of the loan. This fee is recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan as a yield adjustment. The decrease was due to payments exceeding new fees.

Premises and equipment decreased as purchases were more than offset by normal depreciation and amortization.

The deferred income tax asset relates primarily to the unrealized tax benefit on the Company’s allowance for loan losses. The allowance has been expensed for financial statement purposes but it is currently not deductible for income tax purposes until actual loan chargeoffs are incurred. The increase in the deferred tax asset is primarily a function of the increase in the allowance for loan losses.

Deferred debenture offering costs consist primarily of underwriters’ commissions and are amortized over the terms of the debentures. The net decrease was due to normal amortization. The investment in unconsolidated subsidiaries consists of the Holding Company’s total common stock investment in its wholly owned business trusts, Intervest Statutory Trust II, III, IV and V.

Prepaid estimated income taxes fluctuates based on tax payments made during the year. Deferred issuance costs from brokered deposits increased due to new deposits. These costs are being amortized to interest expense over the life of the deposit. The decrease in all other assets was primarily due to a receivable resulting from a satisfaction of a loan at year-end 2006 that was collected in the first quarter of 2007.

Deposits

Deposits increased to $1.66 billion at December 31, 2007, from $1.59 billion at December 31, 2006, reflecting an increase in certificate of deposit accounts of $70 million. For additional information on deposits, see the section entitled “Sources of Funds” in this report.

Borrowed Funds and Related Interest Payable

The following table summarizes borrowed funds and related interest payable:

	At December 31, 2007		At December 31, 2006
($ in thousands)	Principal	Accrued Interest	Principal	Accrued Interest
Debentures - Intervest Mortgage Corporation	$76,250	$3,145	$83,750	$2,875
Debentures - Holding Company	-	-	2,960	1,265
Debentures - Capital Securities - Holding Company	56,702	137	56,702	131
FHLB advances - Intervest National Bank	-	-	25,000	11
Mortgage note payable - Intervest National Bank	200	-	215	-
	$133,152	$3,282	$168,627	$4,282

Borrowed funds and accrued related interest payable at December 31, 2007 decreased to $136 million, from $173 million at December 31, 2006. The reduction was due to decreases in short-term FHLB advances and debentures and related interest payable outstanding resulting from cash repayments, as well as the conversion of certain debentures into the Holding Company’s Class A common stock.

For a further discussion of borrowed funds, see notes 7 and 9 to the consolidated financial statements included in this report, as well as the sections entitled “Liquidity and Capital Resources” and “Sources of Funds” in this report.

All Other Liabilities

The following table sets forth the composition of the caption “All other liabilities” in the tables on page 39:

	At December 31,
($ in thousands)	2007	2006
Mortgage escrow funds payable	$24,079	$19,747
Official checks outstanding	12,417	13,178
Accrued interest payable on deposits	6,706	4,259
All other liabilities	3,021	3,080
	$46,223	$40,264

Mortgage escrow funds payable represent advance payments made to the Company by borrowers for property taxes and insurance that are remitted by the Company to third parties. The increase reflected growth in the loan portfolio and the timing of tax payments made by the Company to third parties.

Official checks outstanding vary and fluctuate based on banking activity. Accrued interest payable on deposits fluctuates based on total deposits and the timing of interest payments. The increase in accrued interest payable from reflected growth in deposit accounts. All other liabilities are comprised mainly of accrued expenses and fees received on loan commitments that have not yet been funded.

Stockholders’ Equity

Stockholders’ equity increased to $179.6 million at December 31, 2007 as follows:

($ in thousands)	Amount	Class A Shares	Class B Shares	Total Shares	Amount Per Share
Stockholders’ equity at December 31, 2006	$170,046	7,986,595	385,000	8,371,595	$20.31
Net earnings for the year	19,440	-	-	-	-
Convertible debentures converted (1)	1,942	108,556	-	108,556	17.89
Repurchase of Class A common stock (2)	(10,000)	(404,339)	-	(404,339)	(24.73)
Cash dividend paid on common stock (3)	(2,112)	-	-	-	-
Compensation from stock options	245	-	-	-	-
Stockholders’ equity at December 31, 2007	$179,561	7,690,812	385,000	8,075,812	$22.23
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

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006.

Overview

Consolidated net earnings for 2007 decreased by $4.1 million to $19.4 million, or $2.31 per diluted share, from $23.5 million, or $2.82 per diluted share, in 2006. Lower earnings was due to an $8.0 million decrease in net interest and dividend income and a $1.1 million increase in the provision for loan losses, partially offset by a $2.0 million increase in noninterest income, a $2.9 million decrease in the provision for income taxes and a $0.1 million decrease in noninterest expenses. Return on average assets and equity decreased to 0.96% and 11.05%, respectively, in 2007, from 1.28% and 15.82%, respectively, in 2006

Selected information regarding results of operations by entity for 2007 follows:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corp.	Intervest Securities Corp. (2)	Holding Company	Inter- Company Amts (3)	Consolidated
Interest and dividend income	$124,331	$ 7,639	$ -	$ 511	$ (565)	$131,916
Interest expense	80,045	6,526	-	3,647	(565)	89,653
Net interest and dividend income (expense)	44,286	1,113	-	(3,136)	-	42,263
Provision (credit) for loan losses	2,782	1,033	-	(55)	-	3,760
Noninterest income	7,984	4,653	-	468	(4,280)	8,825
Noninterest expenses	13,438	3,083	-	635	(4,280)	12,876
Earnings (loss) before taxes	36,050	1,650	-	(3,248)	-	34,452
Provision (credit) for income taxes	15,744	760	-	(1,492)	-	15,012
Net earnings (loss)	$20,306	$ 890	$ -	$(1,756)	$ -	$19,440
Intercompany dividends (1)	(3,540)	-	-	3,540	-	-
Net earnings after intercompany dividends for 2007	$16,766	$ 890	$ -	$ 1,784	$ -	$19,440
Net earnings after intercompany dividends for 2006	$18,085	$3,126	$ 1	$ 2,319	$ -	$23,531
(1)	Dividends to the Holding Company from the Bank provide funds for the debt service on the subordinated debentures-capital securities, which is included in the Holding Company’s interest expense.
(2)	The limited operations of Intervest Securities Corporation were discontinued in the fourth quarter of 2006 as discussed in note 1 to the condensed consolidated financial statements in this report.
(3)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.

Net Interest and Dividend Income

Net interest and dividend income is the Company’s primary source of earnings and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates. Net interest and dividend income is the difference between interest income earned on assets, such as loans and securities and interest expense paid on liabilities, such as deposits and borrowings.

Net interest and dividend income decreased by $8.0 million to $42.3 million in 2007, from $50.3 million in 2006 due to a lower net interest margin, which more than offset growth in the Company’s interest-earning assets. The net interest margin (excluding loan prepayment income) decreased to 2.11% in 2007, from 2.75% in 2006. The margin was adversely affected by the following: an increase in nonaccrual loans; a higher cost of deposits and repayments of higher yielding loans coupled with lower competitive pricing for new loans.

Total average interest-earning assets increased by $179 million in 2007 due to growth in loans of $150 million and a $29 million net increase in security and short-term investments. The growth in average earning assets was funded primarily by the following: a $159 million increase in interest-bearing deposits and a $27 million increase in stockholders’ equity (largely due to retained earnings and the exercise of common stock warrants and conversion of debentures into common stock), partially offset by an $11 million decrease in borrowed funds.

The yield on interest-earning assets decreased by 46 basis points to 6.58% in 2007, due to an increase in nonaccrual loans (which resulted in a higher level of unrecorded interest income from nonaccrual loans of $4.5 million in 2007, compared to $0.2 million in 2006) and repayments of higher yielding loans coupled with new loan originations with lower competitive pricing. These factors were partially offset by higher yields earned on security and other short-term investments.

The cost of funds increased by 25 basis points to 4.99% in 2007 due to higher rates paid on deposit accounts, partially offset by a decrease in the cost of borrowed funds resulting from the early repayment of certain debentures with higher rates of interest.

The following table provides information on average assets, liabilities and stockholders’ equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2007 and 2006. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year. The interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin is greater than the interest rate spread due to the additional income earned on those assets funded by non-interest-bearing liabilities, demand deposits and stockholders’ equity.

	For the Year Ended December 31,
	2007			2006
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate	Average Balance	Interest Inc./Exp.	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$1,601,271	$111,249	6.95%	$1,451,366	$112,390	7.74%
Securities	386,797	19,769	5.11	343,728	14,647	4.26
Other interest-earning assets	18,187	898	4.94	32,105	1,568	4.88
Total interest-earning assets	2,006,255	$131,916	6.58%	1,827,199	$128,605	7.04%
Noninterest-earning assets	18,345			17,634
Total assets	$2,024,600			$1,844,833
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest checking deposits	$7,226	$135	1.87%	$7,991	$148	1.85%
Savings deposits	9,455	278	2.94	13,803	407	2.95
Money market deposits	228,438	9,947	4.35	234,723	9,782	4.17
Certificates of deposit	1,396,179	68,187	4.88	1,226,258	55,294	4.51
Total deposit accounts	1,641,298	78,547	4.79	1,482,775	65,631	4.43
FHLB advances and Federal funds purchased	16,908	919	5.44	10,215	543	5.32
Debentures and related interest payable	82,965	6,629	7.99	92,820	7,617	8.21
Debentures - capital securities	56,702	3,544	6.25	64,144	4,490	7.00
Mortgage note payable	208	14	6.73	222	16	7.21
Total borrowed funds	156,783	11,106	7.08	167,401	12,666	7.57
Total interest-bearing liabilities	1,798,081	$89,653	4.99%	1,650,176	$78,297	4.74%
Noninterest-bearing deposits	4,343			5,322
Noninterest-bearing liabilities	46,295			40,554
Stockholders’ equity	175,881			148,781
Total liabilities and stockholders’ equity	$2,024,600			$1,844,833
Net interest and dividend income/spread		$42,263	1.59%		$50,308	2.30%
Net interest-earning assets/margin (2)	$208,174		2.11%	$177,023		2.75%
Ratio of total interest-earning assets To total interest-bearing liabilities	1.12x			1.11x
Other Ratios:
Return on average assets	0.96%			1.28%
Return on average equity	11.05%			15.82%
Noninterest expense to average assets	0.64%			0.71%
Efficiency ratio (3)	25%			23%
Average stockholders’ equity to average assets	8.69%			8.06%
(1)	Includes average nonaccrual loans of $51.0 million in 2007 and $6.7 million in 2006. Interest not recorded on such loans totaled $4.5 million in 2007 and $0.2 million in 2006 .
(2)

Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.46% and 3.02% for 2007 and 2006, respectively.

(3)

Defined as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend income plus noninterest income. Noninterest expenses for 2006 included a one-time charge of $1.5 million.

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

	For the Year Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(11,466)	$11,603	$(1,278)	$(1,141)
Securities	2,922	1,835	365	5,122
Other interest-earning assets	19	(679)	(10)	(670)
Total interest-earning assets	(8,525)	12,759	(923)	3,311
Interest-bearing liabilities:
Interest checking deposits	2	(14)	(1)	(13)
Savings deposits	(1)	(128)	-	(129)
Money market deposits	423	(262)	4	165
Certificates of deposit	4,537	7,663	693	12,893
Total deposit accounts	4,961	7,259	696	12,916
FHLB advances and Federal funds purchased	12	356	8	376
Debentures and related interest payable	(204)	(809)	25	(988)
Debentures - capital securities	(481)	(512)	56	(946)
Mortgage note payable	(1)	(1)	-	(2)
Total borrowed funds	(674)	(975)	89	(1,560)
Total interest-bearing liabilities	4,287	6,284	785	11,356
Net change in interest and dividend income	$(12,812)	$ 6,475	$(1,708)	$(8,045)

Provision for Loan Losses

The provision for loan losses increased by $1.1 million to $3.8 million in 2007, from $2.7 million in 2006. The increase was nearly all due to $1.0 million of additional provisions resulting from downgrades of internal risk ratings on nonaccrual loans. Total loans outstanding grew by $122 million in 2007 and 2006.

Noninterest Income

Noninterest income increased by $2.0 million to $8.8 million in 2007 and is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2007	2006
Customer service fees	$ 419	$ 447
Income from mortgage lending activities (1)	1,228	1,409
Income from the early repayment of mortgage loans (2)	7,044	4,937
Commissions and fees	-	50
Gain from early call of investment securities (3)	133	12
All other	1	-
	$8,825	$6,855
(1)	Consists mostly of fees from expired loan commitments and loan servicing, maintenance and inspection charges.
(2)	Consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases.
(3)	Consists of the recognition of any unamortized premium or discount at time of call.

The increase in noninterest income was nearly all due to a higher level of income from loan prepayments (which included $2.5 million from the early payoff of one loan in 2007).

Noninterest Expenses

Noninterest expenses decreased by $0.1 million to $12.9 million in 2007 and are summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2007	2006
Salaries and employee benefits	$ 5,675	$ 6,935
Occupancy and equipment, net	1,854	1,675
Data processing	895	743
Professional fees and services	1,142	1,160
Stationery, printing and supplies	198	230
Postage and delivery	117	142
FDIC and general insurance	1,303	374
Director and committee fees	356	407
Advertising and promotion	247	281
Loss on the early extinguishment of debentures	44	501
Real estate expenses	489	-
All other expenses	556	579
	$12,876	$13,027

Salaries and employee benefits expense decreased due to a one-time charge of $1.5 million in 2006 that did not recur associated with the Company’s contractual obligation to provide death benefit payments to the spouse of the Company’s former Chairman and founder, Jerome Dansker (as discussed in note 18 to the consolidated financial statements included in this report). All other payroll costs increased by $0.6 million (due to salary increases, a higher cost of employee benefits and stock-based compensation expense), partially offset by a decrease of $0.3 million in executive cash bonuses. The Company had 72 employees at December 31, 2007 and 2006.

Occupancy and equipment expense increased primarily due to additional rent and depreciation expense for the Bank’s new Mandalay branch (which opened in December 2006) and a lower level of sublease income. There were also increases in real estate taxes, operating escalation charges, utilities and repair and maintenance expenses.

Data processing expense increased due to the growth in the Bank’s assets.

FDIC and general insurance expense increased due to a higher rate structure for insurance premiums imposed by the FDIC on all insured financial institutions. The new rates for nearly all institutions vary between five and seven cents for every $100 of domestic deposits.

The loss on the early extinguishment of debentures represents unamortized issuance costs that were expensed in connection with the repayment of debentures prior to their stated maturity, of which $0.4 million was associated with the early repayment in 2006 of $15.5 million of trust preferred securities.

Real estate expenses represent expenditures consisting of real estate taxes, insurance, utilities and other charges required to protect the Company’s interest in real estate acquired through foreclosure and/or various properties collateralizing the Company’s nonaccrual loans. The amount for 2007 included a $0.1 million loss from the sale of a New Jersey property acquired through foreclosure.

The Company’s efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, continues to be favorable and was 25% for 2007, compared to 23% for 2006. The efficiency ratio was negatively affected by nonaccrual loans and higher FDIC insurance premiums.

Provision for Income Taxes

The provision for income taxes decreased by $2.9 million to $15.0 million in 2007, from $17.9 million in 2006, due to lower pre-tax income. The Company’s effective tax rate (inclusive of state and local taxes) was 43.6% in 2007, compared to 43.3% in 2006.

Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005.

Overview

Consolidated net earnings for 2006 increased by $5.3 million, or 29%, to $23.5 million, or $2.82 per diluted share, from $18.2 million, or $2.47 per diluted share, in 2005. Higher earnings was due to growth in net interest and dividend income of $9.9 million, a decrease of $1.4 million in the provision for loan losses and a $0.2 million increase in noninterest income. These improvements were partially offset by a $3.9 million increase in the provision for income taxes and a $2.3 million increase in noninterest expenses.

The Company’s return on average assets and equity was 1.28% and 15.82%, respectively, in 2006, compared to 1.20% and 16.91% in 2005, and its efficiency ratio was 23% in 2006 and 2005.

Selected information regarding results of operations by entity for 2006 follows:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corp.	Intervest Securities Corp.	Holding Company	Inter- Company Amts (2)	Consolidated
Interest and dividend income	$117,460	$11,079	$ 20	$ 852	$ (806)	$128,605
Interest expense	66,996	7,197	-	4,910	(806)	78,297
Net interest and dividend income (expense)	50,464	3,882	20	(4,058)	-	50,308
Provision for loan losses	2,640	12	-	-	-	2,652
Noninterest income	5,906	5,911	50	458	(5,470)	6,855
Noninterest expenses	13,295	3,968	68	1,166	(5,470)	13,027
Earnings (loss) before taxes	40,435	5,813	2	(4,766)	-	41,484
Provision (credit) for income taxes	17,466	2,687	1	(2,201)	-	17,953
Net earnings (loss)	$22,969	$3,126	$ 1	$(2,565)	$ -	$ 23,531
Intercompany dividends (1)	(4,884)	-	-	4,884	-	-
Net earnings after intercompany dividends for 2006	$18,085	$3,126	$ 1	$ 2,319	$ -	$ 23,531
Net earnings after intercompany dividends for 2005	$12,999	$3,089	$ 24	$ 2,072	$ -	$ 18,184
(1)	Dividends to the Holding Company from the Bank provide funds for the debt service on the subordinated debentures- capital securities, which is included in the Holding Company’s interest expense.
(2)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.

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

The following table provides information for the periods indicated, the contents of which are described above a similar table in the section entitled “Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006” under the caption “Net Interest and Dividend Income.”

	For the Year Ended December 31,
	2006			2005
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate	Average Balance	Interest Inc./Exp.	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$1,451,366	$112,390	7.74%	$1,206,089	$89,590	7.43%
Securities	343,728	14,647	4.26	258,906	7,229	2.79
Other interest-earning assets	32,105	1,568	4.88	32,865	1,062	3.23
Total interest-earning assets	1,827,199	$128,605	7.04%	1,497,860	$97,881	6.53%
Noninterest-earning assets	17,634			14,906
Total assets	$1,844,833			$1,512,766
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest checking deposits	$ 7,991	$ 148	1.85%	$ 10,636	$ 166	1.56%
Savings deposits	13,803	407	2.95	22,397	536	2.39
Money market deposits	234,723	9,782	4.17	202,618	5,947	2.94
Certificates of deposit	1,226,258	55,294	4.51	966,128	38,270	3.96
Total deposit accounts	1,482,775	65,631	4.43	1,201,779	44,919	3.74
FHLB advances and Federal funds purchased	10,215	543	5.32	4,871	139	2.85
Debentures and related interest payable	92,820	7,617	8.21	96,007	8,014	8.35
Debentures - capital securities	64,144	4,490	7.00	61,856	4,359	7.05
Mortgage note payable	222	16	7.21	236	16	6.99
Total borrowed funds	167,401	12,666	7.57	162,970	12,528	7.69
Total interest-bearing liabilities	1,650,176	$ 78,297	4.74%	1,364,749	$57,447	4.21%
Noninterest-bearing deposits	5,322			6,335
Noninterest-bearing liabilities	40,554			34,162
Stockholders’ equity	148,781			107,520
Total liabilities and stockholders’ equity	$1,844,833			$1,512,766
Net interest and dividend income/spread		$ 50,308	2.30%		$40,434	2.32%
Net interest-earning assets/margin	$ 177,023		2.75%	$ 133,111		2.70%
Ratio of total interest-earning assets To total interest-bearing liabilities	1.11x			1.10x
Other Ratios:
Return on average assets	1.28%			1.20%
Return on average equity	15.82%			16.91%
Noninterest expense to average assets	0.71%			0.71%
Efficiency ratio (2)	23%			23%
Average stockholders’ equity to average assets	8.06%			7.11%
(1)	Includes average nonaccrual loans of $6.7 million in 2006 and $3.8 million in 2005. Interest not recorded on such loans totaled $0.2 million in 2006 and $0.1 million in 2005 .

(2)

Defined as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend income plus noninterest income. Noninterest expenses for 2006 included a one-time charge of $1.5 million.

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

	For the Year Ended December 31, 2006 vs. 2005
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$3,739	$18,224	$837	$22,800
Securities	3,806	2,367	1,245	7,418
Other interest-earning assets	542	(25)	(11)	506
Total interest-earning assets	8,087	20,566	2,071	30,724
Interest-bearing liabilities:
Interest checking deposits	31	(41)	(8)	(18)
Savings deposits	125	(205)	(49)	(129)
Money market deposits	2,492	944	399	3,835
Certificates of deposit	5,314	10,301	1,409	17,024
Total deposit accounts	7,962	10,999	1,751	20,712
FHLB advances and Federal funds purchased	120	152	132	404
Debentures and related interest payable	(134)	(266)	3	(397)
Debentures - capital securities	(31)	161	1	131
Mortgage note payable	1	(1)	-	-
Total borrowed funds	(44)	46	136	138
Total interest-bearing liabilities	7,918	11,045	1,887	20,850
Net change in interest and dividend income	$169	$9,521	$184	$9,874

Provision for Loan Losses

The provision for loan losses decreased by $1.4 million to $2.7 million in 2006, from $4.1 million in 2005. The lower provision was primarily due to a decrease in the rate of net loan growth over 2005, partially offset by $1.1 million of additional provisions associated with decreases in internal credit ratings of several loans in 2006. Total loans outstanding grew by $122 million in 2006, compared to $354 million in 2005. The provision for 2005 was favorably affected by a $0.6 million reduction in reserves resulting from the full repayment of a $3.9 million nonaccrual loan in April 2005.

Noninterest Income

Noninterest income increased by $0.2 million to $6.9 million in 2006 and is summarized as follows:

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

Provision for Income Taxes

The provision for income taxes increased by $3.9 million to $18.0 million in 2006, from $14.1 million in 2005, due to higher pre-tax income. The Company’s effective tax rate (inclusive of state and local taxes) was 43.3% in 2006, compared to 43.6% in 2005.

Off-Balance Sheet and Other Financing Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For a further discussion of these financial instruments, see note 19 to the consolidated financial statements included in this report.

Liquidity and Capital Resources

General. The Company manages its liquidity position on a daily basis to assure that funds are available to meet its operating requirements, loan and investment commitments, deposit withdrawals and debt service obligations. Primary sources of funds consist of the following: retail deposits obtained through the Bank’s branch offices and the mail; principal repayments of loans; maturities and calls of securities; issuance of debentures; borrowings from the federal funds market and through FHLB advances; and cash flow provided by operating activities. For additional detail concerning the Company’s cash flows, see the consolidated statements of cash flows included in this report.

Intervest National Bank. The Bank’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its loans and the rates offered on its deposits. The Bank needs to pay competitive interest rates to attract and retain deposits to fund its loan originations.

The Bank relies heavily on certificates of deposit (time deposits) as its main source of funds. Consolidated deposits amounted to $1.66 billion at December 31, 2007 and time deposits represented 85% or $1.41 billion of those deposits, up from 84% at December 31, 2006. Additionally, time deposits of $100,000 or more at December 31, 2007 totaled $586 million and included $166 million of brokered deposits, up from $491 million and $56 million for the same categories, respectively, at December 31, 2006. The Bank’s brokered deposits are sold by investment firms, which are paid a fee by the Bank for placing the deposit. The Bank must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Time deposits are the only deposit accounts offered by the Bank that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. At December 31, 2007, $495 million of time deposits mature by December 31, 2008. The Bank expects that a substantial portion of these deposits will be renewed and stay with the Bank.

The Bank’s loan-to-deposit ratio was 88% at December 31, 2007. During 2007, the Bank utilized funds from maturing investment securities to partially fund the growth in its loan portfolio, which has caused this ratio to increase from 84% at December 31, 2006. The Bank’s goal is to target its loan-to-deposit ratio at approximately 85%.

The Bank borrows funds on an overnight or short-term basis to manage its liquidity needs. At December 31, 2007, the Bank had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. As a member of the FHLB of New York and FRB of New York, the Bank can also borrow from these institutions on a secured basis. The Bank’s average outstanding short-term borrowings totaled $17 million in 2007, compared to $10 million in 2006. At December 31, 2007, there were no borrowings outstanding, compared to $25 million at December 31, 2006. At December 31, 2007, the Bank had available collateral consisting of investment securities to support additional total borrowings of $325 million from the FHLB and FRB.

The Bank invests mainly in short-term (up to 5 year maturities) U.S. government agency debt obligations to emphasize safety and liquidity. All of the Bank’s security investments are classified as held to maturity, and nearly all of the securities have fixed rates of interest or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty. At December 31, 2007, the entire portfolio had a weighted-average remaining maturity of 4.0 years, and a total of $74 million of the securities mature by December 31, 2008. The Bank expects to reinvest the proceeds from these maturities into new securities in order to achieve its targeted loan-to-deposit ratio.

The Bank had cash and short-term investments of $28 million at December 31, 2007 and $300 million of its loan portfolio (excluding nonaccrual loans) matures by December 31, 2008. The Bank expects to extend or refinance a portion of these maturing loans. At December 31, 2007, the Bank had commitments to lend of $81 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described above. The Bank continues to experience increased competitive market conditions and lower pricing in originating loans, which encompass both interest rates and fees charged on new loans.

The Bank has in the past received capital contributions from the Holding Company to increase its capital to support its asset growth. No cash contributions have been made to the Bank since 2005.

At December 31, 2007, the Bank had excess regulatory capital to support an additional $557 million of asset growth and still maintain a well-capitalized designation.

Intervest Mortgage Corporation. Intervest Mortgage Corporation’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its mortgage loans and the rates paid on its debentures.

Intervest Mortgage Corporation relies on the issuance of its subordinated debentures in registered, best efforts offerings to the public as its primary source of funds to support its loan originations. Intervest Mortgage Corporation needs to pay competitive interest rates to sell its debentures and also incurs underwriting commissions and other fees when debentures are sold, which reduce the net proceeds realized. In addition to funds from sales of debentures, as the Bank’s mortgage loan portfolio has grown, service fee income received by Intervest Mortgage Corporation from the Bank has comprised a larger percentage of Intervest Mortgage Corporation’s earnings and resulting cash inflows. The Bank has a servicing agreement with Intervest Mortgage Corporation that is described in Item. 1 “Business,” under the caption “Loan Solicitation and Processing.” The Bank paid $3.8 million in 2007 to Intervest Mortgage Corporation pursuant to the agreement. From time to time, Intervest Mortgage Corporation has also received cash capital contributions from the Holding Company. No contributions have been made since 2002.

Intervest Mortgage Corporation, as of December 31, 2007, had $76.3 million of debentures outstanding with fixed interest rates that range from 6.25% to 7.75% and maturities that range from July 1, 2008 to July 1, 2014. In 2007, Intervest Mortgage Corporation repaid from cash on hand $7.5 million of its debentures prior to their stated maturity, including $0.5 million of related accrued interest payable, and did not issue any new debentures. At December 31, 2007, Intervest Mortgage Corporation had $6.0 million of debentures and $1.1 million of accrued interest payable maturing by December 31, 2008.

Intervest Mortgage Corporation, as of December 31, 2007, had $13 million in cash and short-term investments, compared to $2 million of commitments to lend. In addition, $31 million of its mortgage loans (excluding nonaccrual loans) are scheduled to mature by December 31, 2008, although some portion is expected to be extended or refinanced by Intervest Mortgage Corporation. As a result, both cash and short-term investments as well as the proceeds from the repayment of maturing mortgages will be available for investment in new mortgage loans. The Company continues to experience increased competitive market conditions and lower pricing in originating new loans, which has made it more difficult for Intervest Mortgage Corporation to identify suitable mortgage investment opportunities. The level of outstanding loan commitments fluctuates with market conditions and is unpredictable.

Intervest Mortgage Corporation experienced a significant increase in nonaccrual loans in the third quarter of 2007. At December 31, 2007, 30% of its mortgage loan portfolio ($28 million) was on nonaccrual status, which has adversely affected its net interest income and cash flows derived therefrom, and has placed a greater reliance on cash flows generated form Intervest Mortgage Corporation’s intercompany services provided to the Bank. If this level of nonaccrual loans were to increase or continue for an extended period of time, Intervest Mortgage Corporation’s ability to issue new debentures to the public, originate new loans and meet its operating cash flow requirements could be adversely affected. At December 31, 2007, Intervest Mortgage Corporation’s interest income from its accruing loan portfolio only slightly exceeded the interest expense from its outstanding debentures.

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

In the first half of 2007, the Holding Company repaid $2.3 million (principal and accrued interest) of debentures prior to their stated maturity from cash on hand. In addition, a total of $2.0 million (principal and accrued interest) of debentures were converted (at the option of the debenture holders) into 108,556 shares of Class A common stock at $18 per share. At December 31, 2007, the Holding Company had no debentures outstanding and $1.6 million in cash and short-term investments.

The Holding Company, through its wholly owned business trusts, has issued at various times since 2001 approximately $72 million of trust preferred securities, of which $56.7 million were outstanding as of December 31, 2007. The outstanding securities have fixed rates of interest for a five-year period and thereafter variable rates and contractually mature at various time through 2036. The resulting proceeds have been invested in the Bank at various times through capital contributions. The Holding Company is required to make interest payments that currently total $3.5 million annually on the outstanding trust preferred securities. The Bank provides the funds in the form of dividends to the Holding Company for this debt service. At December 31, 2007 and 2006, $55 million of the trust preferred securities (representing outstanding debentures net of the Holding Company’s common stock investments in the trusts) qualified for and was included as regulatory Tier 1 capital.

On April 25, 2007, the Holding Company’s board of directors approved the payment of the Holding Company’s first cash dividend of $0.25 per share on the Holding Company’s outstanding Class A and Class B common stock. A total dividend of $2.1 million was paid from cash on hand on June 15, 2007 to shareholders of record on the close of business June 1, 2007. No other dividends were paid in 2007.

On April 25, 2007, the Holding Company’s board of directors authorized a share repurchase plan. Under the plan, the Holding Company was authorized to purchase up to $10 million of its outstanding shares of Class A common stock over a six-month period. A total of 404,339 shares of Class A common stock was repurchased using cash on hand at an aggregate cost of $10 million, inclusive of broker commissions, or an average price per share of $24.73. The repurchases were made in the open market at prevailing prices. In 2007, the Bank repurchased a total of $4.5 million of the Holding Company’s participations in loans that were originated by the Bank. The resulting proceeds were part of the Holding Company’s cash on hand that was used to fund the repurchase of shares.

Other. Additional information concerning securities held to maturity, short-term borrowings, outstanding time deposits, debentures and trust preferred securities, including interest rates and maturity dates, can be found in notes 2, 6, 7, 8 and 9 of the notes to the consolidated financial statements included in this report, as well as the sections entitled “Security Investment Activities and “Sources of Funds” included in this report.

The Holding Company, the Bank and Intervest Mortgage Corporation each consider their current liquidity and sources of funds sufficient to satisfy their outstanding lending commitments and maturing liabilities. Management is not aware of any trends, known demand, commitments or uncertainties other than those discussed above that are expected to have a material impact on future operating results, liquidity or capital resources of each entity.

Contractual Obligations

The table below summarizes the Company’s contractual obligations as of December 31, 2007.

		Amounts Due In
($ in thousands)	Total	2008	2009 and 2010	2011 and 2012	2013 and Later
Subordinated debentures and mortgage note payable	$76,450	$6,016	$25,786	$22,041	$22,607
Subordinated debentures - capital securities	56,702	-	-	-	56,702
Accrued interest payable on all borrowed funds	3,282	1,281	836	717	448
Death benefit payments	1,679	217	472	552	438
Deposits with no stated maturities	254,174	254,174	-	-	-
Deposits with stated maturities	1,405,000	495,002	529,566	271,284	109,148
Accrued interest payable on deposits	6,706	6,706	-	-	-
Mortgage escrow payable and official checks outstanding	36,496	36,496	-	-	-
Operating lease payments	6,273	1,079	2,025	2,017	1,152
Unfunded loan commitments (1)	82,545	82,545	-	-	-
Available lines of credit (1)	654	654	-	-	-
Standby letters of credit (1)	300	300	-	-	-
	$1,930,261	$884,470	$558,685	$296,611	$190,495
(1)	Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

The Bank is required to maintain regulatory defined minimum Tier 1 leverage and Tier 1 and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At December 31, 2007 and 2006, management believes the Bank met its capital adequacy requirements and is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management is not aware of any conditions or events that would change the Bank’s designation as a well-capitalized institution.

Information regarding the Bank’s regulatory capital and related ratios is summarized as follows:

	At December 31,
($ in thousands)	2007	2006
Tier 1 Capital	$198,090	$181,176
Tier 2 Capital	20,268	17,486
Total risk-based capital	$218,358	$198,662
Net risk-weighted assets	$1,627,053	$1,526,791
Average assets for regulatory purposes	$1,914,469	$1,841,231
Tier 1 capital to average assets	10.35%	9.84%
Tier 1 capital to risk-weighted assets	12.17%	11.87%
Total capital to risk-weighted assets	13.42%	13.01%

The Holding Company on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At December 31, 2007 and 2006, management believes that the Holding Company met its capital adequacy requirements.

Information regarding consolidated regulatory capital and related ratios is summarized as follows:

	At December 31,
($ in thousands)	2007	2006
Tier 1 Capital (1)	$234,561	$225,046
Tier 2 Capital	21,593	17,833
Total risk-based capital	$256,154	$242,879
Net risk-weighted assets	$1,733,124	$1,624,713
Average assets for regulatory purposes	$2,023,606	$1,969,533
Tier 1 capital to average assets	11.59%	11.43%
Tier 1 capital to risk-weighted assets	13.53%	13.85%
Total capital to risk-weighted assets	14.78%	14.95%
(1)

At December 31, 2007 and 2006, there were $55 million of qualifying capital securities outstanding, respectively, representing the total outstanding debentures issued to Statutory Trust II, III, IV and V by the Holding Company, net of the Holding Company’s investments in those trusts. The entire $55 million is included in Tier I capital. The inclusion of these securities in Tier 1 capital is currently limited to 25% of core capital elements, as defined in the FDIC regulations.

In 2005, the Federal Reserve issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies (BHC), but with stricter limitations on the use of such securities. The rule provides a transition period for BHCs to meet the new, stricter limitations within regulatory capital by allowing the new limits on restricted core capital elements to become fully effective as of March 31, 2009.

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

Beginning March 31, 2009, qualifying cumulative perpetual preferred stock and trust preferred securities, as well as certain types of minority interest, are limited to 25 percent of the sum of core capital elements net of goodwill. The Company does not have any goodwill, outstanding preferred stock or minority interests.

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

As of December 31, 2007 and 2006, assuming the Holding Company had excluded all of its eligible trust preferred securities from Tier 1 Capital and included such amount in Tier 2 capital, the Holding Company would still have exceeded the well capitalized threshold under the regulatory framework for prompt corrective action. See note 9 to the consolidated financial statements for a further discussion of trust preferred securities.

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

The table below summarizes interest-earning assets and interest-bearing liabilities as of December 31, 2007, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Loans (1)	$250,642	$290,861	$641,677	$350,496	$1,533,676
Securities held to maturity (2)	39,870	57,092	133,155	113,988	344,105
Short-term investments	27,715	-	-	-	27,715
FRB and FHLB stock	2,725	-	-	3,626	6,351
Total rate-sensitive assets	$320,952	$347,953	$774,832	$468,110	$1,911,847
Deposit accounts (3):
Interest checking deposits	$5,668	$-	$-	$-	$5,668
Savings deposits	8,399	-	-	-	8,399
Money market deposits	235,804	-	-	-	235,804
Certificates of deposit	160,408	334,594	659,514	250,484	1,405,000
Total deposits	410,279	334,594	659,514	250,484	1,654,871
Debentures and mortgage note payable (1)	-	21,464	79,988	31,700	133,152
Accrued interest on all borrowed funds (1)	1,281	-	1,321	680	3,282
Total borrowed funds	1,281	21,464	81,309	32,380	136,434
Total rate-sensitive liabilities	$411,560	$356,058	$740,823	$282,864	$1,791,305
GAP (repricing differences)	$(90,608)	$(8,105)	$34,009	$185,246	$120,542
Cumulative GAP	$(90,608)	$(98,713)	$(64,704)	$120,542	$120,542
Cumulative GAP to total assets	(4.5)%	(4.9)%	(3.2)%	6.0%	6.0%

Significant assumptions used in preparing the gap table above follow:

(1) Floating-rate loans and debentures payable are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and debentures payable are scheduled, including repayments, according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $90.8 million are also excluded from the table although some portion may to return to an accrual status.

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

The Company’s one-year interest rate sensitivity gap amounted to a negative $99 million, or (4.9)% of total assets, at December 31, 2007, compared to a positive sensitivity gap of $109 million, or 5.5% of total assets at December 31, 2006. The change in the gap primarily reflects the runoff of loans with a repricing or remaining maturity of less than one year being replaced with new fixed rate loans with maturities of greater than one year, a higher level of nonaccrual loans and purchases of security investments with longer-term maturities. Consistent with the competitive lending environment, a greater percentage of new loans were originated on a fixed rate basis in 2007.

For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a positive 4% at December 31, 2007, compared to a positive 15% at December 31, 2006.

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

The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2007 and 2006, which reflect changes in market prices and rates, can be found in note 21 to the consolidated financial statements included in this report.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

The following are included in this item:

- Management’s Report on Internal Control over Financial Reporting (page 59)

- Report of Independent Registered Public Accounting Firm on Internal Control (page 60)

- Report of Independent Registered Public Accounting Firm (page 61)

- Consolidated Balance Sheets at December 31, 2007 and 2006 (page 62)

- Consolidated Statements of Earnings for the Years Ended December 31, 2007, 2006 and 2005 (page 63)

- Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005 (page 64)

- Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005 (page 65)

- Notes to the Consolidated Financial Statements (pages 66 to 87)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting, including safeguarding of assets as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting, including safeguarding of assets.

/s/ Lowell S. Dansker

Lowell S. Dansker, Chairman and Chief Executive Officer

(Principal Executive Officer)

February 22, 2008

/s/ John J. Arvonio

John J. Arvonio, Chief Financial and Accounting Officer

(Principal Financial Officer)

February 22, 2008

Report of Independent Registered Public Accounting Firm on Internal Control

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have audited Intervest Bancshares Corporation and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management assessment report (see page 59). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements. Also, projections of any evaluation effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007 of the Company and our report dated February 22, 2008 expressed an unqualified opinion on those financial statements.

/s/ Hacker, Johnson & Smith, P.A., P.C.

Hacker, Johnson & Smith, P.A., P.C.

Tampa, Florida

February 22, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Hacker, Johnson & Smith, P.A., P.C.

Hacker, Johnson & Smith, P.A., P.C.

Tampa, Florida

February 22, 2008

Intervest Bancshares Corporation and Subsidiaries

Consolidated Balance Sheets

	At December 31,
($ in thousands, except par value)	2007	2006
ASSETS
Cash and due from banks	$5,371	$9,747
Federal funds sold	24,178	13,662
Commercial paper and other short-term investments	3,537	16,786
Total cash and cash equivalents	33,086	40,195
Securities held to maturity, net (estimated fair value of $345,536 and $402,871, respectively)	344,105	404,015
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	6,351	6,938
Loans receivable (net of allowance for loan losses of $21,593 and $17,833, respectively)	1,592,439	1,472,820
Accrued interest receivable	10,981	12,769
Loan fees receivable	9,781	10,443
Premises and equipment, net	5,897	6,379
Deferred income tax asset	10,387	8,694
Deferred debenture offering costs, net	4,098	5,158
Investments in unconsolidated subsidiaries	1,702	1,702
Other assets	2,565	2,640

Total assets	$2,021,392	$1,971,753

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$4,303	$4,849
Interest-bearing deposit accounts:
Checking (NOW) accounts	5,668	12,934
Savings accounts	8,399	10,684
Money market accounts	235,804	224,673
Certificate of deposit accounts	1,405,000	1,335,394
Total deposit accounts	1,659,174	1,588,534
Borrowed funds:
Federal Home Loan Bank advances	-	25,000
Subordinated debentures	76,250	86,710
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	3,282	4,282
Mortgage note payable	200	215
Total borrowed funds	136,434	172,909
Accrued interest payable on deposits	6,706	4,259
Mortgage escrow funds payable	24,079	19,747
Official checks outstanding	12,417	13,178
Other liabilities	3,021	3,080

Total liabilities	1,841,831	1,801,707

Commitments and contingencies (notes 5, 9,17,18 and 19)
STOCKHOLDERS’ EQUITY
Preferred stock (300,000 shares authorized, none issued and outstanding)	-	-
Class A common stock ($1.00 par value; 12,000,000 shares authorized; 8,095,151 shares issued; and 7,690,812 and 7,986,595 shares outstanding, respectively)	8,095	7,986
Class B common stock ($1.00 par value; 700,000 shares authorized; and 385,000 shares issued and outstanding)	385	385
Additional paid-in-capital, common	77,176	75,098
Retained earnings	103,905	86,577
Treasury stock (404,339 shares, at cost)	(10,000)	-

Total stockholders’ equity	179,561	170,046

Total liabilities and stockholders’ equity	$2,021,392	$1,971,753

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Consolidated Statements of Earnings

	Year Ended December 31,
($ in thousands, except per share data)	2007	2006	2005

INTEREST AND DIVIDEND INCOME
Loans receivable	$111,249	$112,390	$89,590
Securities	19,769	14,647	7,229
Other interest-earning assets	898	1,568	1,062

Total interest and dividend income	131,916	128,605	97,881

INTEREST EXPENSE
Deposits	78,547	65,631	44,919
Subordinated debentures	6,629	7,617	8,014
Subordinated debentures - capital securities	3,544	4,490	4,359
Other borrowed funds	933	559	155

Total interest expense	89,653	78,297	57,447

Net interest and dividend income	42,263	50,308	40,434
Provision for loan losses	3,760	2,652	4,075

Net interest and dividend income after provision for loan losses	38,503	47,656	36,359

NONINTEREST INCOME
Customer service fees	419	447	334
Income from mortgage lending activities	1,228	1,409	1,082
Income from the early repayment of mortgage loans	7,044	4,937	5,062
Commissions and fees	-	50	115
Gain from early call of investment securities	133	12	1
All Other	1	-	-

Total noninterest income	8,825	6,855	6,594

NONINTEREST EXPENSES
Salaries and employee benefits	5,675	6,935	5,726
Occupancy and equipment, net	1,854	1,675	1,487
FDIC and general insurance	1,303	374	324
Professional fees and services	1,142	1,160	773
Data processing	895	743	605
Director and committee fees	356	407	527
Stationery, printing and supplies	198	230	211
Advertising and promotion	247	281	225
Postage and delivery	117	142	129
Real estate activities expense	489	-	-
Loss on the early extinguishment of debentures	44	501	-
All other	556	579	696

Total noninterest expenses	12,876	13,027	10,703

Earnings before income taxes	34,452	41,484	32,250
Provision for income taxes	15,012	17,953	14,066

Net earnings	$19,440	$23,531	$18,184

Basic earnings per share	$2.35	$2.98	$2.65
Diluted earnings per share	$2.31	$2.82	$2.47
Cash dividends per share	$0.25	$-	$-

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31,
($ in thousands)	2007	2006	2005

CLASS A COMMON STOCK
Balance at beginning of year	$7,986	$7,438	$5,886
Issuance of 501,465 shares upon the exercise of warrants	-	501	-
Issuance of 108,556 shares, 47,072 shares and 115,157 shares upon the conversion of debentures	109	47	115
Issuance of 1,436,468 shares in public offering	-	-	1,437

Balance at end of year	8,095	7,986	7,438

CLASS B COMMON STOCK

Balance at beginning and end of year	385	385	385

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of year	75,098	65,309	38,961
Issuance of 501,465 shares of Class A stock upon the exercise of Class A stock warrants, inclusive of income tax benefits	-	9,092	-
Issuance of 108,556 shares, 47,072 shares and 115,157 shares of Class A stock upon the conversion of debentures	1,833	697	1,474
Issuance of 1,436,468 shares in public offering	-	-	24,874
Compensation expense related to common stock options	245	-	-

Balance at end of year	77,176	75,098	65,309

RETAINED EARNINGS
Balance at beginning of year	86,577	63,046	44,862
Net earnings for the year	19,440	23,531	18,184
Dividends on common stock	(2,112)	-	-

Balance at end of year	103,905	86,577	63,046

TREASURY STOCK
Balance at beginning of year	-	-	-
Repurchase of 404,339 shares of Class A common stock	(10,000)	-	-

Balance at end of year	(10,000)	-	-

Total stockholders’ equity at end of year	$179,561	$170,046	$136,178

RECONCILIATION OF SHARES OUTSTANDING
Total Class A and Class B shares outstanding at beginning of year	8,371,595	7,823,058	6,271,433
Repurchase of shares	(404,339)	-	-
Issuance of shares upon the exercise of common stock warrants	-	501,465	-
Issuance of shares upon the conversion of debentures	108,556	47,072	115,157
Issuance of shares in public offering	-	-	1,436,468

Total Class A and Class B shares outstanding at end of year	8,075,812	8,371,595	7,823,058

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2007	2006	2005
OPERATING ACTIVITIES
Net earnings	$19,440	$23,531	$18,184
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	609	546	551
Provision for loan losses	3,760	2,652	4,075
Deferred income tax benefit	(1,693)	(1,706)	(1,893)
Amortization of deferred debenture offering costs	1,002	1,164	1,173
Compensation expense related to common stock options	245	-	-
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(7,379)	(10,132)	(7,903)
Loss from the sale of foreclosed real estate	113	-	-
Loss on the early extinguishment of debentures	44	501	-
Net decrease in accrued interest payable on debentures	(163)	(1,656)	(3,210)
Net (decrease) increase in official checks outstanding	(761)	1,489	(372)
Net decrease (increase) in loan fees receivable	662	498	(2,733)
Net change in all other assets and liabilities	9,208	7,934	12,862

Net cash provided by operating activities	25,087	24,821	20,734

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	324,581	147,519	92,058
Purchases of securities held to maturity	(263,938)	(299,481)	(95,436)
Net increase in loans receivable	(122,676)	(121,687)	(354,301)
Sale of foreclosed real estate	862	-	-
Redemptions (Purchases) of FRBNY and FHLBNY stock, net	587	(1,697)	(149)
Purchases of premises and equipment, net	(127)	(504)	(336)
Return of capital (investment in) unconsolidated subsidiaries, net	-	154	-

Net cash used in investing activities	(60,711)	(275,696)	(358,164)

FINANCING ACTIVITIES
Net increase in deposits	70,640	213,204	381,458
Net increase (decrease) in mortgage escrow funds payable	4,332	(555)	5,769
Net (decrease) increase in short-term FHLBNY advances	(25,000)	25,000	(36,000)
Principal repayments of debentures and mortgage note payable	(9,345)	(31,728)	(32,113)
Gross proceeds from issuance of debentures	-	26,310	26,000
Debentures issuance costs	-	(1,222)	(1,878)
Gross proceeds from issuance of common stock	-	3,345	28,370
Common stock issuance costs	-	-	(2,059)
Class A common stock repurchased	(10,000)	-	-
Cash dividends paid to common stockholders	(2,112)	-	-

Net cash provided by financing activities	28,515	234,354	369,547

Net (decrease) increase in cash and cash equivalents	(7,109)	(16,521)	32,117
Cash and cash equivalents at beginning of year	40,195	56,716	24,599

Cash and cash equivalents at end of year	$33,086	$40,195	$56,716

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest	$86,378	$77,751	$57,970
Cash paid during the year for income taxes	15,889	16,455	14,397
Loans transferred to foreclosed real estate	975	-	-
Income tax benefit from conversion of warrants recorded to paid in capital	-	6,248	-
Conversion of debentures and related accrued interest payable and deferred costs into Class A common stock, net	1,942	744	1,589

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Intervest Bancshares Corporation is a registered financial holding company referred to by itself as the “Holding Company.” Its wholly owned consolidated subsidiaries are Intervest National Bank (the “Bank”) and Intervest Mortgage Corporation. All the entities are referred to collectively as the “Company” on a consolidated basis. The Holding Company’s primary business is the ownership and operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending, including the participation in loans originated by the Bank. From time to time, the Holding Company also issues debt and equity securities to raise funds for working capital purposes. The Holding Company also has four wholly owned subsidiaries, Intervest Statutory Trust II, III, IV and V, that are unconsolidated entities as required by Financial Accounting Standards Board (FASB) Interpretation No. 46-R, “Consolidation of Variable Interest Entities.”

In October 2006, the limited operations of Intervest Securities Corporation, a wholly owned subsidiary of the Holding Company, were discontinued. Intervest Securities Corporation was a broker/dealer whose business activities were not material to the consolidated financial statements. Its only revenues had been derived from participating as a selected dealer from time to time in offerings of debt securities, primarily those of Intervest Mortgage Corporation.

The offices of the Holding Company, Intervest Mortgage Corporation and the Bank’s headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002 and the main telephone number is 212-218-2800.

The Company’s primary business is banking and real estate lending. Its lending activities are comprised almost entirely of the origination for its loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land). Loans in the portfolio had an average life of approximately 3.9 years at December 31, 2007. The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State and the State of Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Fort Lauderdale, Miami, and Orlando. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At December 31, 2007, the Company also had loans on properties in Alabama, Connecticut, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina and Virginia.

The Bank is a nationally chartered commercial bank that has its headquarters and full-service banking office at One Rockefeller Plaza, Suite 400, in New York City, and a total of six full-service banking offices in Pinellas County, Florida - four in Clearwater, one in Clearwater Beach and one in South Pasadena. The office in Clearwater Beach was opened in December 2006. The Bank conducts a personalized commercial and consumer banking business and attracts deposits from the areas served by its banking offices. The Bank also provides internet banking services through its web site: www.intervestnatbank.com, which can attract deposit customers from outside its primary market areas. The deposits, together with funds derived from other sources, are mainly used to originate mortgage loans secured by commercial and multifamily real estate and to purchase investment securities. The information on the aforementioned web site is not and should not be considered part of this report and is not incorporated by reference.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Intervest Mortgage Corporation’s business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate. It also provides loan origination services to the Bank. Intervest Mortgage Corporation funds its loans through the issuance of subordinated debentures in public offerings. Intervest Statutory Trust II, III, IV and V are statutory business trusts that were formed for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to the Holding Company. They do not conduct any trade or business. For a further discussion of the trusts, see note 9 herein.

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

Loans are placed on nonaccrual status when principal or interest becomes 90 days or more past due unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, accrued interest receivable previously recognized is reversed and amortization of net deferred fee income is discontinued. Interest payments received on loans in nonaccrual status are recognized as income on a cash basis unless future collections of principal are doubtful, in which case the payments received are applied as a reduction of principal. Loans remain on nonaccrual status until principal and interest payments are current.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses

The allowance for loan losses is netted against loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to: the nature and size of the loan portfolio; overall portfolio quality; loan concentrations; specific problem loans and estimates of fair value thereof; historical chargeoffs and recoveries; adverse situations which may affect the borrowers’ ability to repay; and management’s perception of the current and anticipated economic conditions in the Company’s lending areas. In addition, Statement of Financial Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance for loan losses is computed related to certain loans that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired loans normally consist of loans on nonaccrual status. Interest income on impaired loans is recognized on a cash basis. Impairment for commercial real estate and multifamily loans is measured based on: the present value of expected future cash flows, discounted at the loan’s effective interest rate; or the observable market price of the loan; or the estimated fair value of the loan’s collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance within the overall allowance for loan losses and a charge through the provision for loan losses. The Company may charge off any portion of the recorded investment in the loan that exceeds the fair value of the collateral. The net carrying amount of an impaired loan does not at any time exceed the recorded investment in the loan.

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

Deferred Debenture Offering Costs

Costs relating to offerings of debentures are amortized over the terms of the debentures. The costs consist primarily of underwriters’ commissions. Accumulated amortization amounted to $3.0 million at December 31, 2007 and $3.3 million at December 31, 2006.

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

For the Years Ended December 31, 2007, 2006 and 2005

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Stock-Based Compensation

The Company applied Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for compensation related to its stock warrants in 2005. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment”, which eliminates accounting for share-based compensation transactions using the intrinsic value method previously prescribed in APB No. 25, and requires instead that such transactions be accounted for using a fair value based method. The adoption of SFAS 123R had no effect on the Company’s 2005 financial statements since all outstanding common stock warrants were fully vested. SFAS 123R requires companies to record compensation cost for stock options awarded to employees and directors in return for their service. The cost is measured at the time of grant based on the estimated fair value of the options and is expensed over the employment service period, which is normally the vesting period of the warrants or options. Had the Company’s compensation expense in 2005 related to common stock warrants been determined based on estimated fair value, the Company’s net earnings and earnings per share would not have been different than those reported in 2005.

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

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants and options (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock warrants, options and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense, net of taxes, that would no longer occur if the debentures were converted).

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

For the Years Ended December 31, 2007, 2006 and 2005

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Recent Accounting Developments

SFAS 141(R) - Business Combinations. SFAS No. 141(R) is effective for the Company’s 2009 financial statements. SFAS 141(R) requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this statement is expected to have no effect on the Company’s financial statements.

SFAS 159 - Fair Value Accounting. On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The adoption of this statement had no effect on the Company’s financial statements.

SFAS 158 - Accounting for Pension Plans. On January 1, 2007, the Company adopted SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” Currently, the Company does not offer any plans covered under this statement.

SFAS 157 - Fair Value Measurements. On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of this statement had no effect on the Company’s financial statements.

SFAS 156 - Accounting for Servicing of Financial Assets. On January 1, 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value basis. The adoption of this statement had no effect on the Company’s financial statements.

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

FIN 48 - Accounting for Uncertainty in Income Taxes. On January 1, 2007, the Company adopted the FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109.” FIN 48 establishes a single model to address accounting for uncertain tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company applied the provisions of FIN 48 to all of its tax positions as of January 1, 2007. The adoption of this statement had no effect on the Company’s financial statements.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

2.	Securities

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity
At December 31, 2007
U.S. government agencies (1)	214	$336,074	$1,640	$14	$337,700	4.99%	3.5 Years
Corporate	8	8,031	7	202	7,836	5.78%	25.6 Years
	222	$344,105	$1,647	$216	$345,536	5.01%	4.0 Years
At December 31, 2006
U.S. government agencies (1)	221	$398,005	$120	$1,218	$396,907	4.87%	1.9 Years
Corporate	6	6,010	-	46	5,964	5.62%	26.5 Years
	227	$404,015	$120	$1,264	$402,871	4.88%	2.3 Years
(1)	Consist of debt obligations of FHLB, FNMA, FHLMC or FFCB.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

		Less Than Twelve Months		Twelve Months or Longer		Total
($ in thousands)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At December 31, 2007
U.S. government agencies	6	$5,348	$6	$5,997	$8	$11,345	$14
Corporate	6	939	83	4,911	119	5,850	202
	12	$6,287	$89	$10,908	$127	$17,195	$216
At December 31, 2006
U.S. government agencies	184	$227,971	$597	$113,510	$621	$341,481	$1,218
Corporate	6	5,964	46	-	-	5,964	46
	190	$233,935	$643	$113,510	$621	$347,445	$1,264

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

Management views the unrealized losses to be temporary based on the impact of interest rates, the very short maturities of the investments and their high credit quality. In addition, the Bank, which holds the portfolio, has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover, which may be at maturity. Historically, the Bank has always recovered the cost of its investment securities upon maturity. Management evaluates the securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. There were no other-than-temporary impairment write-downs recorded, no securities classified as available for sale and no sales of securities in 2007, 2006 and 2005.

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity as of December 31, 2007 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$73,952	$74,153	5.01%
Due after one year through five years	183,984	184,935	4.90
Due after five years through ten years	74,150	74,615	5.17
Due after ten years	12,019	11,833	5.52
	$344,105	$345,536	5.01%

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

3.	Loans Receivable

Loans receivable is as follows:

	At December 31, 2007		At December 31, 2006
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	322	$932,351	285	$812,063
Residential multifamily loans	244	657,387	228	634,753
Land development and other land loans	17	33,318	23	54,917
Residential 1-4 family loans	2	486	1	35
Commercial business loans	19	575	21	745
Consumer loans	15	315	12	218
Loans receivable	619	1,624,432	570	1,502,731
Deferred loan fees		(10,400)		(12,078)
Loans receivable, net of deferred fees		1,614,032		1,490,653
Allowance for loan losses		(21,593)		(17,833)
Loans receivable, net		$1,592,439		$1,472,820

At December 31, 2007 and 2006, there were $90.8 million and $3.3 million of loans on a nonaccrual status, respectively, and considered impaired under the criteria of SFAS No.114. A valuation allowance was not maintained at any time since the Company believes that the estimated fair value of each of the underlying collateral properties exceeded its recorded investment in the related loan. No other loans were classified as impaired. At December 31, 2007, two loans totaling $11.9 million were ninety days past due and still accruing interest. The loans have matured and the borrowers continue to make monthly payments of principal and interest. One loan ($0.9 million) will be extended by the Company and the other loan ($11.0 million) may be extended or the Company will continue to collect monthly payments of principal and interest until it is repaid in full. Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $4.5 million in 2007, $0.2 million in 2006 and $0.1 million in 2005. The average balance of nonaccrual (impaired) loans for 2007, 2006 and 2005 was $51.0 million, $6.7 million and $3.8 million, respectively.

The geographic distribution of the loan portfolio is as follows:

	At December 31, 2007		At December 31, 2006
($ in thousands)	Amount	% of Total	Amount	% of Total
New York	$1,046,704	64.4%	$1,005,946	66.9%
Florida	412,076	25.4	366,393	24.4
Connecticut and New Jersey	62,552	3.9	52,185	3.5
All other	103,100	6.3	78,207	5.2
	$1,624,432	100.0%	$1,502,731	100.0%

4.	Allowance for Loan Losses

Activity in the allowance for loan losses is as follows:

	For the Year Ended December 31,
($ in thousands)	2007	2006	2005
Allowance at beginning of year	$17,833	$15,181	$11,106
Provision charged to operations	3,760	2,652	4,075
Allowance at end of year	$21,593	$17,833	$15,181

5.	Premises and Equipment, Lease Commitments, Rental Expense and Sublease Income

Premises and equipment is as follows:

	At December 31,
($ in thousands)	2007	2006
Land	$1,516	$1,516
Buildings	5,029	5,016
Leasehold improvements	1,623	1,699
Furniture, fixtures and equipment	2,332	2,364
Total cost	10,500	10,595
Less accumulated deprecation and amortization	(4,603)	(4,216)
Net book value	$5,897	$6,379

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

5.	Premises and Equipment, Lease Commitments, Rental Expense and Sublease Income, Continued

Depreciation and amortization of premises and equipment is reflected as a component of noninterest expense in the consolidated statements of earnings and was $0.6 million, $0.5 million and $0.6 million for 2007, 2006 and 2005, respectively.

The offices of the Holding Company, Intervest Mortgage Corporation and the Bank’s headquarters and full-service banking office are located in leased premises on the entire fourth floor of One Rockefeller Plaza in New York City, with such lease expiring in March 2014. In addition, the Bank leases its Belcher Road and Mandalay Avenue branch offices in Florida, with such leases expiring in June 2012 and January 2009, respectively. Additionally, the Bank has options to extend the Belcher Road lease (for an additional five years) and the Mandalay office lease (for up to an additional 12 years) prior to expiration, the cost of which is not reflected in the table below. All the leases above contain operating escalation clauses related to taxes and operating costs based upon various criteria and are accounted for as operating leases. The Bank owns all of its remaining offices in Florida and also leases a portion of the space in its office buildings in Florida that is not used for banking operations to other companies under leases that expire at various times through August 2012.

Future minimum annual lease payments (expense) and sublease income due under non-cancelable leases as of December 31, 2007 are as follows:

	Minimum Rentals
($ in thousands)	Lease Expense	Sublease Income
In 2008	$1,079	$459
In 2009	1,014	283
In 2010	1,011	198
In 2011	1,026	204
In 2012	991	138
Thereafter	1,152	-
	$6,273	$1,282

Rent expense under operating leases aggregated $1.0 million in 2007, $1.0 million in 2006 and $0.9 million in 2005. Lease rental income aggregated $0.5 million in 2007, $0.6 million in 2006 and $0.6 million in 2005.

6.	Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At December 31, 2007		At December 31, 2006
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$495,002	4.82%	$630,454	4.77%
Over one to two years	296,318	4.74	193,993	4.49
Over two to three years	233,248	4.81	204,636	4.59
Over three to four years	129,949	5.27	178,767	4.71
Over four years	250,483	5.16	127,544	5.36
	$1,405,000	4.90%	$1,335,394	4.75%

Certificate of deposit accounts (CDs) of $100,000 or more totaled $586 million and $491 million at December 31, 2007 and 2006, respectively, and included brokered CDs of $166 million and $56 million at December 31, 2007 and 2006, respectively. At December 31, 2007, CDs of $100,000 or more by remaining maturity were as follows: $159 million due within one year; $105 million due over one to two years; $87 million due over two to three years; $70 million due over three to four years; and $165 million due over four years.

Interest expense on deposit accounts is as follows:

	For the Year Ended December 31,
($ in thousands)	2007	2006	2005
Interest checking accounts	$135	$148	$166
Savings accounts	278	407	536
Money market accounts	9,947	9,782	5,947
Certificates of deposit accounts	68,187	55,294	38,270
	$78,547	$65,631	$44,919

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

7.	Subordinated Debentures and Mortgage Note Payable

Subordinated debentures and mortgage note payable outstanding are summarized as follows:

	At December 31,
($ in thousands)	2007	2006
INTERVEST MORTGAGE CORPORATION:
Series 11/28/03 - interest at 6.25% fixed - due April 1, 2007	$-	$2,000
Series 08/05/02 - interest at 7.50% fixed - due January 1, 2008	-	3,000
Series 06/07/04 - interest at 6.25% fixed - due January 1, 2008	-	2,500
Series 01/21/03 - interest at 7.00% fixed - due July 1, 2008	3,000	3,000
Series 07/25/03 - interest at 6.75% fixed - due October 1, 2008	3,000	3,000
Series 11/28/03 - interest at 6.50% fixed - due April 1, 2009	3,500	3,500
Series 03/21/05 - interest at 6.25% fixed - due April 1, 2009	3,000	3,000
Series 01/17/02 - interest at 7.75% fixed - due October 1, 2009	2,250	2,250
Series 08/12/05 - interest at 6.25% fixed - due October 1, 2009	2,000	2,000
Series 08/05/02 - interest at 7.75% fixed - due January 1, 2010	3,000	3,000
Series 06/07/04 - interest at 6.50% fixed - due January 1, 2010	4,000	4,000
Series 01/21/03 - interest at 7.25% fixed - due July 1, 2010	3,000	3,000
Series 06/12/06 - interest at 6.50% fixed - due July 1, 2010	2,000	2,000
Series 07/25/03 - interest at 7.00% fixed - due October 1, 2010	3,000	3,000
Series 11/28/03 - interest at 6.75% fixed - due April 1, 2011	4,500	4,500
Series 03/21/05 - interest at 6.50% fixed - due April 1, 2011	4,500	4,500
Series 08/12/05 - interest at 6.50% fixed - due October 1, 2011	4,000	4,000
Series 06/07/04 - interest at 6.75% fixed - due January 1, 2012	5,000	5,000
Series 06/12/06 - interest at 6.75% fixed - due July 1, 2012	4,000	4,000
Series 03/21/05 - interest at 7.00% fixed - due April 1, 2013	6,500	6,500
Series 08/12/05 - interest at 7.00% fixed - due October 1, 2013	6,000	6,000
Series 06/12/06 - interest at 7.00% fixed - due July 1, 2014	10,000	10,000
	76,250	83,750
INTERVEST BANCSHARES CORPORATION:
Series 12/15/00 - interest at 9.00% fixed - due April 1, 2008	-	1,250
Series 05/14/98 - interest at 8.00% fixed - due July 1, 2008	-	1,710
	-	2,960
INTERVEST NATIONAL BANK:
Mortgage note payable (1) - interest at 7.00% fixed - due February 1, 2017	200	215
	$76,450	$86,925
(1)	The note cannot be prepaid except during the last year of its term.

Intervest Bancshares Corporation repaid the following debentures in 2007:

•	Series 12/15/00 due 04/01/08 were repaid early on 3/1/07 for $1,250,000 of principal and $13,000 of accrued interest.
•	Series 05/14/98 due 07/01/08 were repaid early on 5/1/07 for $580,000 of principal and $469,000 of accrued interest.
•

Prior to the early redemption of Series 05/14/98, a total of $1,956,000 of debentures ($1,130,000 of principal and $826,000 of accrued interest) were converted (at the option of the debenture holders) into 108,556 shares of the Holding Company’s Class A common stock at a conversion price of $18.00 per share.

Intervest Mortgage Corporation repaid the following debentures in 2007:

•	Series 11/28/03 due 04/01/07 were repaid early on 2/1/07 for $2,000,000 of principal and $94,000 of accrued interest.
•	Series 08/05/02 due 01/01/08 were repaid early on 8/1/07 for $3,000,000 of principal and $263,000 of accrued interest.
•	Series 06/07/04 due 01/01/08 were repaid early on 8/1/07 for $2,500,000 of principal and $108,000 of accrued interest.

Scheduled contractual maturities as of December 31, 2007 are as follows:

($ in thousands)	Principal	Accrued Interest
In 2008	$6,016	$1,144
In 2009	10,767	323
In 2010	15,019	513
In 2011	13,020	485
In 2012	9,021	232
Thereafter	22,607	448
	$76,450	$3,145

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

7.	Subordinated Debentures and Mortgage Note Payable, Continued

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

The holders of Intervest Mortgage Corporation’s Series 1/17/02 through 8/12/05 debentures can require Intervest Mortgage Corporation, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05). However, in no calendar year can the required purchases be more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

Intervest Mortgage Corporation may redeem its outstanding debentures at any time, in whole or in part, for face value. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

8.	Short-Term Borrowings and Lines of Credit

The Bank has agreements with correspondent banks whereby it could borrow as of December 31, 2007 up to $28 million on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), the Bank can also borrow from these institutions on a secured basis. At December 31, 2007, the Bank had available collateral consisting of investment securities to support additional total borrowings of $325 million from the FHLB and FRB.

The following is a summary of certain information regarding short-term borrowings in the aggregate:

($ in thousands)	2007	2006	2005
Balance at year end	-	$25,000	-
Maximum amount outstanding at any month end	$49,000	$46,200	$17,000
Average outstanding balance for the year	$16,908	$10,215	$4,871
Weighted-average interest rate paid for the year	5.44%	5.31%	2.85%
Weighted-average interest rate at year end	-	5.44%	-

9.	Subordinated Debentures - Capital Securities

Capital Securities (commonly referred to as Trust Preferred Securities) are summarized as follows:

	At December 31, 2007		At December 31, 2006
($ in thousands)	Principal	Accrued Interest	Principal	Accrued Interest
Capital Securities II - debentures due September 17, 2033	15,464	41	15,464	38
Capital Securities III - debentures due March 17, 2034	15,464	35	15,464	33
Capital Securities IV - debentures due September 20, 2034	15,464	30	15,464	29
Capital Securities V - debentures due December 15, 2036	10,310	31	10,310	31
	$56,702	$137	$56,702	$131

Capital Securities outstanding are obligations of the Holding Company’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. Each Trust was formed with a capital contribution from the Holding Company and for the sole purpose of issuing and administering the Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire the Holding Company’s Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of the Holding Company’s capital contributions totaling $1.7 million, or $55 million, qualified as regulatory capital at December 31, 2007 and 2006.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

9.	Subordinated Debentures - Capital Securities, Continued

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

In 2006, the Holding Company repaid Capital Securities I in the principal amount of $15.5 million prior to the contractual maturity of the securities. The early repayment resulted in $0.4 million of related unamortized issuance costs being expensed, which is included in “Loss on the early extinguishment of debentures” in the 2006 consolidated statement of earnings.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

10.	Stockholders’ Equity

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

On April 25, 2007, the Holding Company’s board of directors authorized a share repurchase plan. Under the plan, the Holding Company was authorized to purchase up to $10 million of its outstanding shares of Class A common stock over a six-month period. A total of 404,339 shares of Class A common stock was repurchased under the plan at an aggregate cost of $10.0 million, inclusive of brokerage commissions, or an average price per share of $24.73. The repurchases were made in the open market at prevailing prices in accordance with all applicable securities laws and regulations.

11.	Asset and Dividend Restrictions

The Bank is required under Federal Reserve Board regulations to maintain reserves, generally consisting of cash or noninterest-earning accounts, against its transaction accounts. At December 31, 2007 and 2006, balances maintained as reserves were approximately $1.0 million.

As a member of the Federal Reserve Banking and Federal Home Loan Banking systems, the Bank must maintain an investment in the capital stock of the FRB and FHLB. At December 31, 2007 and 2006, the total investment, which earns a dividend, aggregated $6.4 million and $6.9 million, respectively. At December 31, 2007 and 2006, U.S. government agency securities with a carrying value of $67.3 million and $75.6 million, respectively, were pledged against various lines of credit.

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

On April 25, 2007, the Holding Company’s board of directors approved the payment of the Holding Company’s first cash dividend of $0.25 per share on the Holding Company’s outstanding Class A and Class B common stock. A dividend of $2.1 million was paid on June 15, 2007 to shareholders of record on the close of business June 1, 2007. No other dividends were paid in 2007.

12.	Profit Sharing Plans

The Company sponsors a tax-qualified profit sharing plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code, whereby eligible employees meeting certain length-of-service requirements may make tax-deferred contributions up to certain limits. The Company makes discretionary matching contributions up to 3% of employee compensation, which vest to the employees over a five-year period. Total cash contributions to the plan aggregated $99,000, $78,000 and $72,000 in 2007, 2006 and 2005, respectively, and were included in the line item “salaries and employee benefits” expense in the consolidated statements of earnings.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

13.	Related Party Transactions

At December 31, 2007 and 2006, consolidated deposits included deposit accounts from directors, executive officers and members of their immediate families and related business interests totaling $18 million and $27 million, respectively. No loans were outstanding or made to any directors or executive officers of the Holding Company or its subsidiaries in 2007 or 2006. The Company paid fees of $0.1 million in 2007 and $0.2 million 2006 and 2005 for legal services rendered by a law firm, a principal of which is a director of the Company. Intervest Mortgage Corporation paid commissions and fees in connection with the placement of debentures of $0.5 million in 2006, $0.9 million in 2005 and none in 2007 to a broker/dealer, a principal of which is a director of the Company. The Bank paid commissions to the same broker/dealer of $27,000 in 2007, $53,000 in 2006 and $22,000 in 2005 in connection with the purchase of investment securities. The Holding Company paid $6,000 in 2007 for marketing services rendered by a marketing firm, a principal of which is a director of the Company.

14.	Common Stock Options and Warrants

The Holding Company has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options and other forms of incentive compensation may be awarded to officers, employees and directors of the Holding Company and its subsidiaries. The maximum number of shares of Class A common stock that may be awarded under the Plan is 750,000. On December 13, 2007, a total of 137,640 options to purchase Class A common shares were awarded to employees and directors. At December 31, 2007, 612,360 shares of Class A common stock were available for award under this plan.

The estimated fair market value of each option award in 2007 was $5.12 on the date of grant using the Black-Scholes option pricing model. Assumptions used in the model were as follows: risk free interest rate: 3.55%; dividend yield: 1.50%; volatility: 31%; and average life: 5.5 years. The risk-free interest rate was derived from a U.S. Treasury security with a similar expected life. Expected volatility is based on historical volatility of the Class A common stock. The average life was calculated using the “simplified method” as prescribed in Staff Accounting Bulletin No. 107. The dividend yield is based upon the current yield of the Class A common stock on the date of grant.

A summary of the activity in the Holding Company’s common stock warrants/options and related information for the last three years follows (intrinsic value is presented in thousands):

	Exercise Price Per Warrant/Option				Wtd.-Avg.
Class A Common Stock Warrants/Options:	$17.10	$6.67	$6.67	Total	Exercise Price
Outstanding at December 31, 2004 and 2005	-	501,465	-	501,465	$6.67
Warrants exercised in 2006	-	(501,465)	-	(501,465)	$6.67
Outstanding at December 31, 2006	-	-	-	-	-
Options granted in 2007 to directors	57,600	-	-	57,600	$17.10
Options granted in 2007 to employees	80,040	-	-	80,040	$17.10
Outstanding at December 31, 2007 (1)	137,640	-	-	137,640	$17.10
Intrinsic value (2)	$17	-	-	$17

Class B Common Stock Warrants:		$6.67	$10.00
Outstanding at December 31, 2005, 2006 and 2007 (3)		145,000	50,000	195,000	$7.52
Intrinsic value (2)		$1,530	$361	$1,891

(1) The options expire on December 13, 2017 and vest as follows: one third (45,880) vested on the grant date and are exercisable, one third vest and become exercisable on December 13, 2008 and one third vest and become exercisable on December 13, 2009.

(2) Intrinsic value is calculated using the closing stock price of $17.22 of the Class A common stock on December 31, 2007 in excess of the exercise price multiplied by the number of options or warrants outstanding. Total intrinsic value of warrants exercised in 2006 was $14.3 million and the related income tax benefit was $6.2 million, which was recorded in paid in capital. There is no trading market for the Class B common stock. The Class B common stock can be converted into Class A common stock at anytime.

(3) The Class B common stock warrants entitle its current holder, the estate of the former Chairman of the Company, Jerome Dansker, to purchase one share of the Holding Company’s Class B common stock. All of these warrants are vested and exercisable and expire on January 31, 2008. The warrants were exercised in January 2008.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

14.	Common Stock Warrants, Continued

The estimated fair value of stock options vested in 2007 was $0.2 million, which was recorded as compensation expense and a corresponding increase to paid in capital. As of December 31, 2007, there was $0.5 million of unrecognized compensation cost related to stock options granted in 2007 under the Plan, of which approximately one half is expected to be recognized in 2008 and one half in 2009. There were no grants of warrants or options in 2006 or 2005 and no compensation expense was recorded in the consolidated financial statements for 2006 and 2005 in connection with warrants or options.

15.	Income Taxes

The Holding Company and its subsidiaries file a consolidated federal income tax return and combined state and city income tax returns in New York. The Holding Company also files a franchise tax return in Delaware and the Bank files a state income tax return in Florida. All returns are filed on a calendar year basis. The Company is no longer subject to examinations by taxing authorities as follows: Federal and New York City - for years prior to 2003; and New York State and Florida - for years prior to 2005. The State of Florida commenced an examination of the Bank’s 2005 income tax return in the first quarter of 2007. At December 31, 2007 and 2006, the Company’s net deferred tax asset amounted to $10.4 million and $8.7 million, respectively. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future tax deductions. A deferred tax asset valuation allowance was not maintained during the reporting periods.

Allocation of federal, state and local income taxes between current and deferred portions is as follows:

($ in thousands)	Current	Deferred	Total
Year Ended December 31, 2007:
Federal	$11,639	$(1,345)	$10,294
State and Local	5,066	(348)	4,718
	$16,705	$(1,693)	$15,012
Year Ended December 31, 2006:
Federal	$13,761	$(1,353)	$12,408
State and Local	5,898	(353)	5,545
	$19,659	$(1,706)	$17,953
Year Ended December 31, 2005:
Federal	$11,122	$(1,547)	$9,575
State and Local	4,837	(346)	4,491
	$15,959	$(1,893)	$14,066

The components of the deferred tax benefit are as follows:

	For the Year Ended December 31,
($ in thousands)	2007	2006	2005
Allowance for loan losses	$(1,659)	$(1,150)	$(1,939)
Deferred compensation and benefits	(61)	(462)	(175)
Depreciation	2	(94)	165
Deferred income	15	-	56
All other	10	-	-
	$(1,693)	$(1,706)	$(1,893)

The tax effects of the temporary differences that give rise to the deferred tax asset are as follows:

	At December 31,
($ in thousands)	2007	2006
Allowance for loan losses	$9,289	$7,630
Deferred compensation and benefits	775	714
Depreciation	194	196
Deferred income	129	144
All other	-	10
Total deferred tax asset	$10,387	$8,694

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

15.	Income Taxes, Continued

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate (including state and local taxes) is as follows:

	For the Year Ended December 31,
	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal benefit	8.6	8.3	8.6
	43.6%	43.3%	43.6%

The Company’s income taxes payable in 2006 was reduced by the tax benefit from the exercise of common stock warrants held by employees or directors (calculated as the difference between the fair market value of the stock issued at the time of the exercise and the warrant exercise price, multiplied by the effective income tax rate). The net tax benefit from such transactions amounted to $6.2 million in 2006 and was recorded as an increase to paid-in capital.

16.	Earnings Per Share

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	For the Year Ended December 31,
($ in thousands, except share and per share amounts)	2007	2006	2005
Basic Earnings Per Share:
Net earnings applicable to common stockholders	$19,440	$23,531	$18,184
Weighted-average number of common shares outstanding	8,275,539	7,893,489	6,861,887
Basic Earnings Per Share	$2.35	$2.98	$2.65
Diluted Earnings Per Share:
Net earnings applicable to common stockholders	$19,440	$23,531	$18,184
Adjustment to net earnings from assumed conversion of debentures (1)	44	148	215
Adjusted net earnings for diluted earnings per share computation	$19,484	$23,679	$18,399
Weighted-Average number of common shares outstanding:
Common shares outstanding	8,275,539	7,893,489	6,861,887
Potential dilutive shares resulting from exercise of warrants/options (2)	81,561	307,335	266,668
Potential dilutive shares resulting from conversion of debentures (3)	64,917	200,555	321,103
Total average number of common shares outstanding used for dilution	8,422,017	8,401,379	7,449,658
Diluted Earnings Per Share	$2.31	$2.82	$2.47
(1)	Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.
(2)	All outstanding warrants were considered for the EPS computations.
(3)

At December 31, 2007, there were no outstanding convertible debentures. At December 31, 2006 and 2005, there were convertible outstanding debentures (principal and accrued interest) totaling $2.9 million and $3.5 million, respectively, and the debentures plus accrued interest were convertible into common stock at a price of $16.00 per share in 2006 and $14.00 per share in 2005. Shares shown in the table were calculated based on average balances outstanding during each year.

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

For the Years Ended December 31, 2007, 2006 and 2005

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

At December 31, 2007, the total remaining payments of $1.7 million are due as follows: $0.2 million each year from 2008 through 2010, $0.3 million each year from 2011 to 2013 and $0.2 million in 2014. In the event of the death of Jerome Dansker’s spouse prior to the June 30, 2014, any remaining payments will be paid in a lump sum to the spouse’s estate.

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

The contractual amounts of off-balance sheet financial instruments are as follows:

	At December 31,
($ in thousands)	2007	2006
Unfunded loan commitments	$82,545	$107,848
Available lines of credit	654	939
Standby letters of credit	300	100
	$83,499	$108,887

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

20.	Regulatory Capital

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

The Federal Reserve allows trust preferred securities to be included in the Tier 1 capital of bank holding companies (BHC), but with stricter limitations on the use of such securities becoming fully effective by March 31, 2009. Until then, BHCs generally must comply with the current Tier 1 capital limits. As of December 31, 2007 and 2006, assuming the Holding Company had excluded all of its eligible trust preferred securities (which totaled $55.0 million) from Tier 1 Capital and included such amount in Tier 2 capital, the Holding Company would still have exceeded the well capitalized threshold under the regulatory framework for prompt corrective action.

Management believes, as of December 31, 2007 and 2006, that the Holding Company and the Bank met all capital adequacy requirements to which they are subject. The most recent notification from the Bank’s regulators categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management is not aware of any current conditions or events outstanding that would change the designation from well capitalized.

The table that follows presents information regarding capital adequacy.

	Actual		Minimum Capital Requirements		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated as of December 31, 2007:
Total capital to risk-weighted assets	$256,154	14.78%	$138,650	8.00%	NA	NA
Tier 1 capital to risk-weighted assets	$234,561	13.53%	$ 69,325	4.00%	NA	NA
Tier 1 capital to average assets	$234,561	11.59%	$ 80,944	4.00%	NA	NA

Consolidated as of December 31, 2006:
Total capital to risk-weighted assets	$242,879	14.95%	$129,977	8.00%	NA	NA
Tier 1 capital to risk-weighted assets	$225,046	13.85%	$ 64,989	4.00%	NA	NA
Tier 1 capital to average assets	$225,046	11.43%	$ 78,781	4.00%	NA	NA

Intervest National Bank at December 31, 2007:
Total capital to risk-weighted assets	$218,358	13.42%	$130,164	8.00%	$162,705	10.00%
Tier 1 capital to risk-weighted assets	$198,090	12.17%	$ 65,082	4.00%	$ 97,623	6.00%
Tier 1 capital to average assets	$198,090	10.35%	$ 76,579	4.00%	$ 95,723	5.00%

Intervest National Bank at December 31, 2006:
Total capital to risk-weighted assets	$198,662	13.01%	$122,143	8.00%	$152,679	10.00%
Tier 1 capital to risk-weighted assets	$181,176	11.87%	$ 61,072	4.00%	$ 91,607	6.00%
Tier 1 capital to average assets	$181,176	9.84%	$ 73,649	4.00%	$ 92,062	5.00%

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

21.	Fair Value of Financial Instruments

The carrying and estimated fair values of the Company’s financial instruments are as follows:

	At December 31, 2007		At December 31, 2006
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$33,086	$33,086	$40,195	$40,195
Securities held to maturity, net	344,105	345,536	404,015	402,871
FRB and FHLB stock	6,351	6,351	6,938	6,938
Loans receivable, net	1,592,439	1,621,534	1,472,820	1,497,323
Loan fees receivable	9,781	7,841	10,443	8,484
Accrued interest receivable	10,981	10,981	12,769	12,769
Financial Liabilities:
Deposits	1,659,174	1,663,845	1,588,534	1,582,426
Borrowed funds plus accrued interest payable	136,434	143,109	172,909	178,610
Accrued interest payable on deposits	6,706	6,706	4,259	4,259
Off-Balance Sheet Instruments:
Commitments to lend	564	564	545	545

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

21.	Fair Value of Financial Instruments, Continued

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

The following table presents certain information regarding the Company’s operations by business segment:

	Revenues, Net of Interest Expense			Net Earnings			Total Assets
($ in thousands)	2007	2006	2005	2007	2006	2005	2007	2006
Intervest National Bank (1)	$48,730	$51,486	$42,834	$16,766	$18,085	$12,999	$1,911,005	$1,857,825
Intervest Mortgage Corp.	5,766	9,793	8,835	890	3,126	3,089	112,067	119,471
Intervest Securities Corp.	-	70	128	-	1	24	-	-
Holding Company (1)	872	1,284	804	1,784	2,319	2,072	236,502	231,355
Intersegment (2)	(4,280)	(5,470)	(5,573)	-	-	-	(238,182)	(236,898)
Consolidated	$51,088	$57,163	$47,028	$19,440	$23,531	$18,184	$2,021,392	$1,971,753

(1) The amounts for “Revenues, net of interest expense” and “Net Earnings” are shown after intercompany dividends of $3.6 million in 2007, $4.9 million in 2006 and $4.4 million in 2005 that were paid by the Bank to the Holding Company for debt service on trust preferred securities, the proceeds of which are invested in the capital of the Bank.

(2) Intersegment revenues, net of interest expense, arise from intercompany management and loan origination service agreements. All significant intercompany balances and transactions are eliminated in consolidation. The Bank has a servicing agreement with Intervest Mortgage Corporation to provide the Bank with mortgage loan origination services. The services include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Bank’s underwriting standards; preparing commitment letters; and coordinating the loan closing process. The services are performed by Intervest Mortgage Corporation’s personnel and the expenses associated with the services are borne by Intervest Mortgage Corporation. The Bank paid $3.8 million, $5.0 million and $5.1 million in 2007, 2006 and 2005, respectively, to Intervest Mortgage Corporation in connection with this servicing agreement. The Holding Company receives management fees from the Bank and Intervest Mortgage Corporation as a result of providing services to these subsidiaries related to corporate finance and planning and intercompany administration, and to act as a liaison for the Company in various corporate matters. Management fees amounted to $0.4 million, $0.5 million and $0.4 million in 2007, 2006 and 2005, respectively.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

23.	Holding Company Financial Information

Condensed Balance Sheets

	At December 31,
($ in thousands)	2007	2006
ASSETS
Cash and due from banks	$31	$58
Short-term investments	1,541	6,642
Total cash and cash equivalents	1,572	6,700
Loans receivable, net (net of allowance for loan losses of $30 and $85, respectively)	2,593	8,991
Investment in consolidated subsidiaries	228,819	210,918
Investment in unconsolidated subsidiaries - Intervest Statutory Trusts	1,702	1,702
Deferred debenture offering costs, net of amortization	964	1,040
Premises and equipment, net	791	918
All other assets	61	1,086

Total assets	$236,502	$231,355

LIABILITIES
Debentures payable	$-	$2,960
Debentures payable - capital securities (1)	56,702	56,702
Accrued interest payable on all debentures	137	1,396
All other liabilities	102	251

Total liabilities	56,941	61,309

STOCKHOLDERS’ EQUITY
Common equity	179,561	170,046

Total stockholders’ equity	179,561	170,046

Total liabilities and stockholders’ equity	$236,502	$231,355

Condensed Statements of Earnings

	For the Year Ended December 31,
($ in thousands)	2007	2006	2005
Interest income	$511	$852	$931
Dividend income from subsidiary (1)	3,540	4,884	4,356
Interest expense	3,647	4,910	5,003
Net interest and dividend income	404	826	284
Credit for loan losses	55	-	-
Management fee income from subsidiaries	450	450	450
Income from mortgage lending activities	18	8	70
Loss on the early extinguishment of debentures	19	391	-
All other noninterest expenses	616	775	692
Income before income taxes	292	118	112
Credit for income taxes (2)	1,492	2,201	1,960
Net earnings before earnings of subsidiaries	1,784	2,319	2,072
Equity in undistributed earnings of Intervest National Bank	16,766	18,085	12,999
Equity in undistributed earnings of Intervest Mortgage Corporation	890	3,126	3,089
Equity in undistributed earnings of Intervest Securities Corporation	-	1	24

Net consolidated earnings	$19,440	$23,531	$18,184

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

23.	Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	For the Year Ended December 31,
($ in thousands)	2007	2006	2005
OPERATING ACTIVITIES
Consolidated net earnings	$19,440	$23,531	$18,184
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of subsidiaries	(21,196)	(26,096)	(20,468)
Cash dividends received from subsidiary	3,540	4,884	4,356
Credit for loan losses	(55)	-	-
Depreciation and amortization	127	126	122
Amortization of deferred debenture costs	43	86	108
Loss on the early extinguishment of debentures	19	391	-
Amortization of deferred loan fees, net	(16)	(2)	(21)
Deferred income tax expense (benefit)	6	(49)	182
(Decrease) increase in accrued interest payable on debentures	(433)	168	310
Change in all other assets and liabilities, net	870	(542)	185

Net cash provided by operating activities	2,345	2,497	2,958

INVESTING ACTIVITIES
Return of capital (investment in) subsidiaries, net	-	660	(32,500)
Purchase of equipment and leasehold improvements	-	(34)	-
Loan principal repayments, net of originations	6,469	2,394	2,619

Net cash provided by (used in) investing activities	6,469	3,020	(29,881)

FINANCING ACTIVITIES
Net decrease in mortgage escrow funds payable	-	-	(8)
Gross proceeds from issuance of debentures	-	10,310	-
Debenture offering costs	-	-	-
Principal repayments of debentures	(1,830)	(16,714)	-
Proceeds from issuance of common stock upon the exercise of stock warrants,	-	3,345	-
Proceeds from issuance of common stock in public offering	-	-	28,370
Class common stock repurchased	(10,000)	-	-
Cash dividends paid to common stockholders	(2,112)	-	-
Common stock issuance costs	-	-	(2,059)

Net cash (used in) provided by financing activities	(13,942)	(3,059)	26,303

Net (decrease) increase in cash and cash equivalents	(5,128)	2,458	(620)
Cash and cash equivalents at beginning of year	6,700	4,242	4,862

Cash and cash equivalents at end of year	$ 1,572	$ 6,700	$ 4,242

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the year for:
Interest	$ 4,037	$ 4,656	$ 4,585
Income taxes	(2,234)	(1,445)	(2,245)
Noncash transactions:
Income tax benefit from conversion of warrants recorded to paid in capital	-	6,248	-
Subsidiary’s compensation expense related to common stock options	245	-	-
Conversion of debentures into Class A common stock:
Principal converted	1,130	430	940
Accrued interest payable converted	826	323	673
Unamortized debenture offering costs converted	(14)	(9)	(24)

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

24.	Selected Quarterly Financial Data (Unaudited)

The following information is as of or for the period ended:

	2007
($ in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$33,265	$34,082	$32,384	$32,185
Interest expense	21,695	22,489	22,834	22,635
Net interest and dividend income	11,570	11,593	9,550	9,550
Provision for loan losses	854	715	1,523	668
Net interest and dividend income after provision for loan losses	10,716	10,878	8,027	8,882
Noninterest income	1,602	1,842	3,677	1,704
Noninterest expenses	2,769	3,117	3,216	3,774
Earnings before income taxes	9,549	9,603	8,488	6,812
Provision for income taxes	4,196	4,236	3,647	2,933
Net earnings	$5,353	$5,367	$4,841	$3,879
Basic earnings per share:	$0.64	$0.64	$0.59	$0.48
Diluted earnings per share:	$0.62	$0.63	$0.58	$0.48
Dividends per share:	$-	$0.25	$-	$-
Return on average assets	1.08%	1.05%	0.95%	0.77%
Return on average equity	12.45%	12.09%	10.96%	8.76%
Total assets	$2,040,658	$2,052,831	$2,033,662	$2,021,392
Total cash, short-term investments and security investments	$463,776	$407,519	$377,433	$383,542
Total loans, net of unearned fees	$1,550,370	$1,618,491	$1,628,387	$1,614,032
Total deposits	$1,677,705	$1,636,287	$1,673,443	$1,659,174
Total borrowed funds and related accrued interest payable	$144,658	$190,007	$136,247	$136,434
Total stockholders’ equity	$175,498	$177,720	$177,182	$179,561
	2006
($ in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$30,066	$31,737	$32,760	$34,042
Interest expense	17,580	18,647	20,206	21,864
Net interest and dividend income	12,486	13,090	12,554	12,178
Provision for loan losses	361	589	907	795
Net interest and dividend income after provision for loan losses	12,125	12,501	11,647	11,383
Noninterest income	2,082	1,612	1,215	1,946
Noninterest expenses	2,796	2,732	4,202	3,297
Earnings before income taxes	11,411	11,381	8,660	10,032
Provision for income taxes	4,991	4,973	3,776	4,213
Net earnings	$6,420	$6,408	$4,884	$5,819
Basic earnings per share:	$0.82	$0.82	$0.62	$0.72
Diluted earnings per share:	$0.77	$0.77	$0.59	$0.69
Dividends per share:	$-	$-	$-	$-
Return on average assets	1.47%	1.42%	1.05%	1.18%
Return on average equity	18.55%	17.66%	12.90%	14.56%
Total assets	$1,790,524	$1,791,672	$1,970,106	$1,971,753
Total cash, short-term investments and security investments	$362,104	$326,132	$449,597	$451,148
Total loans, net of unearned fees	$1,402,008	$1,439,436	$1,492,352	$1,490,653
Total deposits	$1,429,681	$1,450,955	$1,601,124	$1,588,534
Total borrowed funds and related accrued interest payable	$178,480	$149,528	$174,080	$172,909
Total stockholders’ equity	$142,828	$149,413	$154,402	$170,046

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

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

Item 9B. Other Information - Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors. The information required by this item is contained under the section entitled “Proposal One: Election of Directors” of the Holding Company’s definitive proxy statement for its 2008 Annual Meeting (the “Proxy Statement”) to be held in May 2008, which will be filed with the SEC within 120 days from December 31, 2007, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item is contained in the section entitled “Executive Compensation” of the Proxy Statement and is incorporated /herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1)	Financial Statements: See Part II Item 8 “Financial Statements and Supplementary Data”

(2)	Financial Statement Schedules: See Part II Item 8 “Financial Statements and Supplementary Data”

(3)	Exhibits: The following exhibits are filed herein as part of this Form 10-K:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger dated as of November 1, 1999 by and among Intervest Bancshares Corporation, ICNY Acquisition Corporation and Intervest Corporation of New York.	DEFS-14A	000-23377	Annex A	02/10/00
2.2*	Stock Purchase Agreement dated as of December 18, 2002, by and between Intervest Bancshares Corporation and Jean Dansker regarding the purchase and sale of the issued and outstanding shares of Intervest Securities Corporation.	S-1	333-26493	2.2	07/08/05
3.1*	Restated Certificate of Incorporation of the Company.	10-Q	000-23377	3.0	08/07/06
3.2*	Bylaws of the Company as amended.	8-K	000-23377	3.1	12/17/07
4.1*	Form of Certificate for Shares of Class A common stock of the Company.	SB-2	033-82246	4.1	09/15/04
4.2*	Form of Certificate for Shares of Class B common stock of the Company.	SB-2	033-82246	4.1	09/15/04
4.3*	Form of Warrant for Class B Common Stock issued to Mr. Jerome Dansker.	10-KSB	033-82246	4.2	03/21/96
4.4*	Form of Warrant for Class A Common Stock.	SB-2	033-82246	4.3	09/15/04
4.5*	Form of Warrant between the Company and the Bank of New York.	SB-2	033-82246	4.4	09/15/04
4.6*	Form of Indenture between the Company and the Bank of New York.	SB-2	333-50113	4.1	04/15/98
4.7*	Form of Indenture between the Company and the Bank of New York dated as of January 1, 2001.	10-K	000-23377	4.7	03/06/01
4.8*	Form of Indenture between the Company and State Street Bank and Trust Company dated as of December 18, 2001.	10-K	000-23377	4.8	03/11/02
4.9*	Form of Indenture between the Company and U.S Bank National Association dated as of September 17, 2003.	10-K	000-23377	4.9	03/19/04
4.10*	Form of Indenture between the Company and U.S Bank National Association dated as of March 17, 2004.	10-Q	000-23377	4.10	11/12/04
4.11*	Form of Indenture between the Company and Wilmington Trust Company dated as of September 20, 2004.	10-Q	000-23377	4.11	11/12/04
4.12*	Form of Indenture between the Company and Wilmington Trust Company dated as of September 21, 2006.	10-Q	000-23377	4.1	11/02/06
4.13*	Form of Indenture between the Company’s subsidiary, Intervest Mortgage Corporation, and The Bank of New York dated as of February 1, 2002,	S-11	333-73580	4.1	11/16/01
4.14*	Form of Indenture between the Company’s subsidiary, Intervest Mortgage Corporation, and The Bank of New York dated as of August 1, 2002.	S-11	333-90346	4.1	06/12/02
4.15*	Form of Indenture between the Company’s subsidiary, Intervest Mortgage Corporation, and The Bank of New York dated as of January 1, 2003.	S-11	333-101722	4.1	12/09/02
4.16*	Form of Indenture between the Company’s subsidiary, Intervest Mortgage Corporation, and The Bank of New York dated as of August 1, 2003.	S-11	333-105199	4.1	05/13/03
4.17*	Form of Indenture between the Company’s subsidiary, Intervest Mortgage Corporation, and The Bank of New York dated as of December 1, 2003.	S-11	333-109128	4.1	09/25/03
4.18*	Form of Indenture between the Company’s subsidiary, Intervest Mortgage Corporation, and The Bank of New York dated as of June 1, 2004.	10-Q	033-27404	4.23	11/15/04
4.19*	Form of Indenture between the Company’s subsidiary, Intervest Mortgage Corporation, and The Bank of New York dated as of April 1, 2005.	10-Q	033-27404	4.0	05/16/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
4.20*	Form of Indenture between the Company’s subsidiary, Intervest Mortgage Corporation, and The Bank of New York dated as of June 14, 2005.	S-11	333-125793	4.1	06/14/05
4.21*	Form of Indenture between the Company’s subsidiary, Intervest Mortgage Corporation, and The Bank of New York dated as of July 1, 2006	S-11	333-132403	4.1	03/14/06
10.1+*	Employment and Supplemental Benefits Agreement between the Company and Jerome Dansker dated as of July 1, 2004.	10-Q	000-23377	10.0	11/12/04
10.2+*	Employment and Supplemental Benefits Agreement between the Company and Lowell S. Dansker dated as of July 1, 2004.	10-Q	000-23377	10.1	11/12/04
10.3*	Mortgage Servicing Agreement dated as of April 1, 2002, as supplemented on October 21, 2004 for the purpose of clarification of the intent of the original agreement between the Company’s subsidiaries, Intervest Mortgage Corporation and Intervest National Bank.	10-Q	033-27404	10.1	11/15/04
10.4+*	Employment Agreement between Intervest Mortgage Corporation and Jerome Dansker, dated as of July 1, 1995.	S-11	033-96662	10.2	09/07/95
10.5+*	Amendment to Employment Agreement between Intervest Mortgage Corporation and Jerome Dansker dated as of August 3, 1998.	10-K	033-27404	10.1	03/31/99
10.6+*	Amendment to Employment Agreement between Intervest Mortgage Corporation and Jerome Dansker dated as of July 1, 2004.	10-Q	033-27404	10.0	11/10/05
10.7+*	Letter Agreement between the Company and Jean Dansker dated as of October 4, 2006.	8-K	000-23377	99.1	10/06/06
10.8+*	Intervest Bancshares Corporation Long Term Incentive Plan.	S-8	333-138651	4.4	11/13/06
10.9+**	Form of Non-Qualified Option Agreement
10.10+*	Employment Agreement between Intervest Mortgage Corporation and Jerome Dansker, dated as of July 1, 1995.	S-11	033-96662	10.2	11/15/04
10.11+*	Employment Agreement between Intervest Mortgage Corporation and Stephen A. Helman dated as of January 1, 2007.	10-K	000-23377	10.10	3/12/07
10.12+*	Employment Agreement between Intervest National Bank and Keith A. Olsen dated as of January 1, 2007.	10-K	000-23377	10.11	3/12/07
10.13+*	Employment Agreement between Intervest National Bank and Raymond C. Sullivan dated as of January 1, 2007.	10-K	000-23377	10.12	3/12/07
10.14+*	Employment Agreement between Intervest National Bank and John J. Arvonio dated as of January 1, 2007.	10-K	000-23377	10.13	3/12/07
10.15+*	Employment Agreement between Intervest Mortgage Corporation and John H. Hoffmann dated as of January 1, 2007.	10-K	000-23377	10.14	3/12/07
10.16+*	Amendment to Employment Agreement between the Company and Lowell Dansker dated as of June 21, 2007.	8-K	000-23377	10.1	6/25/07
12.0**	Computation of ratios of earnings to fixed charges
14.1*	Code of Business Conduct	10-K	000-23377	14.1	03/28/05
14.2*	Code of Ethics	10-K	000-23377	14.2	03/28/05
14.3*	Procedures for Submissions Regarding Questionable Accounting, Internal Accounting Controls and Auditing Matters	10-K	000-23377	14.3	3/12/07
21.0**	Subsidiaries
23.0**	Consent of Independent Registered Public Accounting Firm
31.0**	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.1**	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.0**	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

* Previously filed.        ** Filed herewith.            + Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

INTERVEST BANCSHARES CORPORATION
(Registrant)

By:	/s/ Lowell S. Dansker	Date: February 22, 2008
Lowell S. Dansker,
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Chairman and Chief Executive Officer: (Principal Executive Officer):

By:	/s/ Lowell S. Dansker	Date: February 22, 2008
Lowell S. Dansker

Chief Financial and Accounting Officer: (Principal Financial Officer):

By:	/s/ John J. Arvonio	Date: February 22, 2008
John J. Arvonio

Vice President, Secretary and Director:

By:	/s/ Stephen A. Helman	Date: February 22, 2008
Stephen A. Helman

Directors:

By:	/s/ Michael A. Callen	Date: February 22, 2008
Michael A. Callen

By:	/s/ Paul R. DeRosa	Date: February 22, 2008
Paul R. DeRosa

By:	/s/ Wayne F. Holly	Date: February 22, 2008
Wayne F. Holly

By:	/s/ Lawton Swan, III	Date: February 22, 2008
Lawton Swan, III

By:	/s/ Thomas E. Willett	Date: February 22, 2008
Thomas E. Willett

By:	/s/ David J. Willmott	Date: February 22, 2008
David J. Willmott

By:	/s/ Wesley T. Wood	Date: February 22, 2008
Wesley T. Wood