Form 10-Q
period 2008-03-31
INTERVEST BANCSHARES CORP
filed 2008-04-29
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:
Class A Common Stock, $1.00 par value per share	7,690,812 outstanding as of April 24, 2008
Class B Common Stock, $1.00 par value per share	580,000 outstanding as of April 24, 2008

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

FORM 10-Q

March 31, 2008

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

PART 1. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	At March 31, 2008	At December 31, 2007
($ in thousands, except par value)
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$17,780	$5,371
Federal funds sold	23,061	24,178
Commercial paper and other short-term investments	6,388	3,537

Total cash and cash equivalents	47,229	33,086
Securities held to maturity, net (estimated fair value of $409,207 and $345,536, respectively)	406,727	344,105
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	7,368	6,351
Loans receivable (net of allowance for loan losses of $23,856 and $21,593, respectively)	1,653,263	1,592,439
Accrued interest receivable	11,864	10,981
Loan fees receivable	9,814	9,781
Premises and equipment, net	5,772	5,897
Foreclosed real estate	4,022	—
Deferred income tax asset	11,261	10,387
Deferred debenture offering costs, net	3,861	4,098
Other assets	3,836	4,267

Total assets	$2,165,017	$2,021,392

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$11,018	$4,303
Interest-bearing deposit accounts:
Checking (NOW) accounts	5,550	5,668
Savings accounts	8,058	8,399
Money market accounts	280,114	235,804
Certificate of deposit accounts	1,476,448	1,405,000

Total deposit accounts	1,781,188	1,659,174
Borrowed Funds:
Federal Home Loan Bank advances	22,500	—
Subordinated debentures	76,250	76,250
Subordinated debentures—capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	3,541	3,282
Mortgage note payable	196	200

Total borrowed funds	159,189	136,434
Accrued interest payable on deposits	5,097	6,706
Mortgage escrow funds payable	28,741	24,079
Official checks outstanding	3,464	12,417
Other liabilities	3,635	3,021

Total liabilities	1,981,314	1,841,831

STOCKHOLDERS’ EQUITY
Preferred stock (300,000 shares authorized, none issued and outstanding)	—	—
Class A common stock ($1.00 par value; 12,000,000 shares authorized; 8,095,151 shares issued; and 7,690,812 outstanding)	8,095	8,095
Class B common stock ($1.00 par value, 700,000 shares authorized, and 580,000 and 385,000 shares issued and outstanding, respectively)	580	385
Additional paid-in-capital, common	78,842	77,176
Retained earnings	106,186	103,905
Treasury stock (404,339 shares, at cost)	(10,000)	(10,000)

Total stockholders’ equity	183,703	179,561

Total liabilities and stockholders’ equity	$2,165,017	$2,021,392

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended March 31,
($ in thousands, except per share data)	2008	2007
INTEREST AND DIVIDEND INCOME
Loans receivable	$26,862	$27,988
Securities	4,703	4,987
Other interest-earning assets	223	290

Total interest and dividend income	31,788	33,265

INTEREST EXPENSE
Deposits	20,402	18,737
Subordinated debentures	1,567	1,771
Subordinated debentures—capital securities	886	886
Other borrowed funds	78	301

Total interest expense	22,933	21,695

Net interest and dividend income	8,855	11,570
Provision for loan losses	2,263	854

Net interest and dividend income after provision for loan losses	6,592	10,716

NONINTEREST INCOME
Customer service fees	114	79
Income from mortgage lending activities	271	267
Income from the early repayment of mortgage loans	134	1,246
Gain from early call of investment securities	424	10

Total noninterest income	943	1,602

NONINTEREST EXPENSES
Salaries and employee benefits	1,486	1,375
Occupancy and equipment, net	441	463
FDIC and general insurance	448	96
Professional fees and services	332	230
Data processing	248	201
Director and committee fees	80	88
Stationery, printing and supplies	48	62
Advertising and promotion	53	61
Postage and delivery	31	35
Real estate activities expense	213	—
Loss on the early extinguishment of debentures	—	13
All other	138	145

Total noninterest expenses	3,518	2,769

Earnings before income taxes	4,017	9,549
Provision for income taxes	1,736	4,196

Net earnings	$2,281	$5,353

Basic earnings per share	$0.28	$0.64
Diluted earnings per share	$0.28	$0.62
Cash dividends per share	$—	$—

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Quarter Ended March 31,
	2008		2007
($ thousands)	Shares	Amount	Shares	Amount
CLASS A COMMON STOCK
Balance at beginning of period	8,095,151	$8,095	7,986,595	$7,986
Issuance of shares upon the conversion of debentures	—	—	5,526	6

Balance at end of period	8,095,151	8,095	7,992,121	7,992

CLASS B COMMON STOCK
Balance at beginning of period	385,000	385	385,000	385
Issuance of shares upon the exercise of warrants	195,000	195	—	—

Balance at end of period	580,000	580	385,000	385

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		77,176		75,098
Issuance of shares upon the conversion of debentures		—		93
Issuance of shares upon the exercise of Class B warrants, inclusive of income tax benefits		1,608		—
Compensation expense related to common stock options		58		—

Balance at end of period		78,842		75,191

RETAINED EARNINGS
Balance at beginning of period		103,905		86,577
Net earnings for the period		2,281		5,353

Balance at end of period		106,186		91,930

TREASURY STOCK
Balance at beginning and end of period	(404,339)	(10,000)	—	—

Total stockholders’ equity at end of period	8,270,812	183,703	8,377,121	$175,498

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended March 31,
($ in thousands)	2008	2007
OPERATING ACTIVITIES
Net earnings	$2,281	$5,353
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	140	158
Provision for loan losses	2,263	854
Deferred income tax benefit	(874)	(355)
Amortization of deferred debenture offering costs	237	266
Compensation expense related to common stock options	58	—
Loss on the early extinguishment of debentures	—	13
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(1,890)	(2,024)
Net increase in accrued interest payable on debentures	195	113
Net decrease in official checks outstanding	(8,953)	(9,728)
Net (increase) decrease in loan fees receivable	(33)	181
Net change in all other assets and liabilities	(483)	7,858

Net cash (used in) provided by operating activities	(7,059)	2,689

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	190,509	50,127
Purchases of securities held to maturity	(252,653)	(19,258)
Net increase in loans receivable	(66,597)	(59,050)
(Redemptions) purchases of FRB and FHLB stock, net	(1,017)	937
Purchases of premises and equipment, net	(15)	(37)

Net cash used in investing activities	(129,773)	(27,281)

FINANCING ACTIVITIES
Net increase in deposits	122,014	89,171
Net increase in mortgage escrow funds payable	4,662	7,932
Net increase (decrease) in short-term FHLB advances	22,500	(25,000)
Principal repayments of debentures and mortgage note payable	(4)	(3,253)
Cash received from issuance of common stock upon exercise of stock warrants	1,467	—
Excess tax benefit from exercise of stock warrants recorded to paid in capital	336	—

Net cash provided by financing activities	150,975	68,850

Net increase in cash and cash equivalents	14,143	44,258
Cash and cash equivalents at beginning of period	33,086	40,195

Cash and cash equivalents at end of period	$47,229	$84,453

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$24,046	$20,799
Income taxes	1,150	675
Noncash activities:
Loans transferred to foreclosed real estate	4,022	—
Conversion of debentures and related accrued interest payable and deferred offering costs into Class A common stock, net	—	99

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Principles of Consolidation, Basis of Presentation and Use of Estimates

The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiaries in this report have not been audited except for information derived from the 2007 audited consolidated financial statements and notes thereto. The condensed consolidated financial statements in this report should be read in conjunction with the 2007 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

The Company’s primary business is banking and real estate lending. Its lending activities are comprised almost entirely of the origination for its loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks and vacant land). Loans in the portfolio had an average life of approximately 3.9 years at March 31, 2008. The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State and the State of Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Fort Lauderdale, Miami, and Orlando. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At March 31, 2008, the Company also had loans on properties in Alabama, Connecticut, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina and Virginia.

The Bank is a nationally chartered commercial bank that has its headquarters and full-service banking office at One Rockefeller Plaza, Suite 400, in New York City, and a total of six full-service banking offices in Pinellas County, Florida—four in Clearwater, one in Clearwater Beach and one in South Pasadena.

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

Intervest Statutory Trust II, III, IV and V are statutory business trusts that were formed for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to the Holding Company. They do not conduct any trade or business. For a further discussion, see note 9 to the consolidated financials statements included in the Company’s 2007 annual report on Form 10-K.

Note 3—Securities

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity
At March 31, 2008
U.S. government agencies (1)	244	$398,696	$3,416	$69	$402,043	4.47%	4.7 Years
Corporate	8	8,031	—	867	7,164	5.30%	25.4 Years

	252	$406,727	$3,416	$936	$409,207	4.48%	5.1 Years

At December 31, 2007
U.S. government agencies (1)	214	$336,074	$1,640	$14	$337,700	4.99%	3.5 Years
Corporate	8	8,031	7	202	7,836	5.78%	25.6 Years

	222	$344,105	$1,647	$216	$345,536	5.01%	4.0 Years

(1)	Consist of debt obligations of FHLB, FNMA, FHLMC or FFCB.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

	Number of Securities	Less Than Twelve Months		Twelve Months or Longer		Total
($ in thousands)		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At March 31, 2008
U.S. government agencies	10	$13,068	$65	$3,008	$4	$16,076	$69
Corporate	8	1,805	174	5,359	693	7,164	867

	18	$14,873	$239	$8,367	$697	$23,240	$936

At December 31, 2007
U.S. government agencies	6	$5,348	$6	$5,997	$8	$11,345	$14
Corporate	6	939	83	4,911	119	5,850	202

	12	$6,287	$89	$10,908	$127	$17,195	$216

Management believes that the cause of unrealized gains and losses in the portfolio is directly related to changes in interest rates, which is consistent with its experience. In general, as interest rates rise, the estimated fair value of fixed rate securities will decrease; as interest rates fall, their estimated fair value will increase. Nearly all of the securities in the portfolio have fixed rates or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty.

Management views the gross unrealized losses to be temporary based on the impact of interest rates and the high credit quality of the securities. In addition, the Bank, which holds the portfolio, has the ability and intent to hold its investments for a period of time sufficient for the estimated fair value of the securities with unrealized losses to recover, which may be at maturity.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3—Securities—Continued

Historically, the Bank has always recovered the cost of its investment securities upon maturity. Management evaluates the securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. There were no other-than-temporary impairment write-downs recorded, securities classified as available for sale, or sales of securities during the reporting periods in this report.

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity as of March 31, 2008 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$29,831	$30,108	4.81%
Due after one year through five years	222,339	224,127	4.19
Due after five years through ten years	127,313	128,498	4.80
Due after ten years	27,244	26,474	5.05

	$406,727	$409,207	4.48%

Note 4—Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At March 31, 2008		At December 31, 2007
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	338	$980,785	322	$932,351
Residential multifamily loans	248	671,474	244	657,387
Land development and other land loans	16	33,482	17	33,318
Residential 1-4 family loans	2	481	2	486
Commercial business loans	19	474	19	575
Consumer loans	18	311	15	315

Loans receivable	641	1,687,007	619	1,624,432

Deferred loan fees		(9,888)		(10,400)

Loans receivable, net of deferred fees		1,677,119		1,614,032

Allowance for loan losses		(23,856)		(21,593)

Loans receivable, net		$1,653,263		$1,592,439

At March 31, 2008 and December 31, 2007, there were $97.7 million and $90.8 million of loans on a nonaccrual status, respectively, and considered impaired under the criteria of SFAS No.114. A valuation allowance was not maintained at any time since the Company believes that the estimated fair value of each of the underlying collateral properties exceeded its recorded investment in the related loan during the reporting periods. No other loans were classified as impaired. At March 31, 2008, one loan in the amount of $0.8 million was classified as ninety days past due and still accruing interest, compared to two loans totaling $11.9 million at December 31, 2007.

Interest income that was not recorded on nonaccrual loans under their contractual terms for the quarter ended March 31, 2008 and 2007 amounted to $2.2 million and $0.2 million, respectively. The average balance of nonaccrual loans (same as impaired loans) for the quarter ended March 31, 2008 and 2007 was $95.8 million and $8.0 million, respectively.

Note 5—Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	Quarter Ended March 31,
($ in thousands)	2008	2007
Balance at beginning of period	$21,593	$17,833
Provision for loan losses charged to expense	2,263	854

Balance at end of period	$23,856	$18,687

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6—Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At March 31, 2008		At December 31, 2007
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$555,215	4.64%	$495,002	4.82%
Over one to two years	341,152	4.69	296,318	4.74
Over two to three years	206,995	4.85	233,248	4.81
Over three to four years	141,827	5.28	129,949	5.27
Over four years	231,259	5.11	250,483	5.16

	$1,476,448	4.82%	$1,405,000	4.90%

Certificate of deposit accounts (CDs) of $100,000 or more totaled $623 million and $586 million at March 31, 2008 and December 31, 2007, respectively, and included brokered CDs of $166 million at each date. At March 31, 2008, CDs of $100,000 or more by remaining maturity were as follows: $186 million due within one year; $131 million due over one to two years; $83 million due over two to three years; $73 million due over three to four years; and $150 million due over four years.

Note 7—Subordinated Debentures and Mortgage Note Payable

Subordinated debentures by series and mortgage note payable are summarized as follows:

($ in thousands)	At March 31, 2008	At December 31, 2007
INTERVEST MORTGAGE CORPORATION:
Series 01/21/03—interest at 7.00% fixed—due July 1, 2008	$3,000	$3,000
Series 07/25/03—interest at 6.75% fixed—due October 1, 2008	3,000	3,000
Series 11/28/03—interest at 6.50% fixed—due April 1, 2009	3,500	3,500
Series 03/21/05—interest at 6.25% fixed—due April 1, 2009	3,000	3,000
Series 01/17/02—interest at 7.75% fixed—due October 1, 2009	2,250	2,250
Series 08/12/05—interest at 6.25% fixed—due October 1, 2009	2,000	2,000
Series 08/05/02—interest at 7.75% fixed—due January 1, 2010	3,000	3,000
Series 06/07/04—interest at 6.50% fixed—due January 1, 2010	4,000	4,000
Series 01/21/03—interest at 7.25% fixed—due July 1, 2010	3,000	3,000
Series 06/12/06—interest at 6.50% fixed—due July 1, 2010	2,000	2,000
Series 07/25/03—interest at 7.00% fixed—due October 1, 2010	3,000	3,000
Series 11/28/03—interest at 6.75% fixed—due April 1, 2011	4,500	4,500
Series 03/21/05—interest at 6.50% fixed—due April 1, 2011	4,500	4,500
Series 08/12/05—interest at 6.50% fixed—due October 1, 2011	4,000	4,000
Series 06/07/04—interest at 6.75% fixed—due January 1, 2012	5,000	5,000
Series 06/12/06—interest at 6.75% fixed—due July 1, 2012	4,000	4,000
Series 03/21/05—interest at 7.00% fixed—due April 1, 2013	6,500	6,500
Series 08/12/05—interest at 7.00% fixed—due October 1, 2013	6,000	6,000
Series 06/12/06—interest at 7.00% fixed—due July 1, 2014	10,000	10,000

	76,250	76,250
INTERVEST NATIONAL BANK:
Mortgage note payable (1)—interest at 7% fixed—due February 1, 2017	196	200

	$76,446	$76,450

(1)	The note cannot be prepaid except during the last year of its term.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7—Subordinated Debentures and Mortgage Note Payable, Continued

Scheduled contractual maturities as of March 31, 2008 were as follows:

($ in thousands)	Principal	Accrued Interest
For the period April 1, 2008 to December 31, 2008 (1)	$11,262	$1,497
For the year ended December 31, 2009	8,517	303
For the year ended December 31, 2010	12,019	246
For the year ended December 31, 2011	13,020	529
For the year ended December 31, 2012	9,021	257
Thereafter	22,607	508

	$76,446	$3,340

(1)	Includes various debentures that were repaid with cash on hand on April 1, 2008 prior to their stated maturity as follows: Series 1/17/02 debentures due October 1, 2009; Series 8/5/02 debentures due January 1, 2010; and Series 1/21/03 debentures due 7/1/08 for an aggregate total of $8,250,000 of principal and $496,000 of related accrued interest payable.

Interest is paid quarterly on Intervest Mortgage Corporation’s debentures except for the following: $0.1 million of Series 1/17/02; $0.6 million of Series 8/05/02; $1.3 million of Series 11/28/03; $1.4 million of Series 6/7/04; $1.9 million of Series 3/21/05; $1.8 million of Series 8/12/05 and $2.3 million of Series 6/12/06, all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

The holders of Intervest Mortgage Corporation’s Series 1/21/03 through Series 8/12/05 debentures can require Intervest Mortgage Corporation, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05). However, in no calendar year can the required purchases be more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

Intervest Mortgage Corporation may redeem its debentures at any time, in whole or in part, for face value. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Note 8—Short-Term Borrowings and Lines of Credit

At March 31, 2008, the Bank had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), the Bank can also borrow from these institutions on a secured basis. At March 31, 2008, the Bank had available collateral consisting of investment securities to support additional total borrowings of $363 million from the FHLB and FRB.

The following is a summary of certain information regarding short-term borrowings in the aggregate:

	Quarter Ended March 31,
($ in thousands)	2008	2007
Balance at period end (1)	$22,500	$—
Maximum amount outstanding at any month end	$22,500	$27,400
Average outstanding balance for the period	$8,853	$21,928
Weighted-average interest rate paid for the period	3.42%	5.49%
Weighted-average interest rate at period end	2.53%	—%

(1)	Balance at March 31, 2008 matures as follows: $6.5 million on April 15, 2008 and $16.0 million on May 19, 2008.

Note 9—Common Stock Options and Warrants

The Holding Company has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options and other forms of incentive compensation may be awarded to officers, employees and directors of the Holding Company and its subsidiaries. The maximum number of shares of Class A common stock that may be awarded under the Plan is 750,000. At March 31, 2008, 613,960 shares of Class A common stock were available for award under this plan.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9—Common Stock Options and Warrants, Continued

A summary of the activity in the Holding Company’s common stock options and warrants and related information for the quarter ended March 31, 2008 follows (intrinsic value is presented in thousands):

		Exercise Price Per Option		Wtd.-Avg. Exercise Price
Class A Common Stock Options:		$17.10

Outstanding at December 31, 2007		137,640		$17.10
Forfeited		(1,600)		$17.10

Outstanding at March 31, 2008		136,040		$17.10

Remaining contractual term at March 31, 2008 (1)		9.72 years

Intrinsic value (2)		$—

	Exercise Price Per Warrant		Total Warrants	Wtd.-Avg. Exercise Price
Class B Common Stock Warrants:	$6.67	$10.00

Outstanding at December 31, 2007	145,000	50,000	195,000	$7.52
Exercised (3)	(145,000)	(50,000)	(195,000)	$7.52

Outstanding at March 31, 2008	—	—	—

(1)	The options expire on December 13, 2017 and vest in equal installments as follows: one third (45,880) vested on December 13, 2007 (grant date) and are exercisable, one third vest and become exercisable on December 13, 2008 and one third vest and become exercisable on December 13, 2009.
(2)	There is no intrinsic value since the closing stock price of $9.56 of the Class A common stock on March 31, 2008 was below the exercise price of the options.
(3)	Total intrinsic value of Class B warrants exercised in 2008 was $1.0 million and the related income tax benefit was $0.4 million, which was recorded in paid in capital. Intrinsic value was calculated using the closing stock price of $12.40 of the Class A common stock on January 22, 2008 in excess of the exercise price multiplied by the number of warrants exercised. There is no trading market for the Class B common stock. The Class B common stock can be converted into Class A common stock at anytime.

In the first quarter of 2008, $58,000 of compensation expense was recorded in connection with stock options outstanding with a corresponding increase to paid in capital. There was no such compensation expense in the first quarter of 2007. As of March 31, 2008, there was $394,000 of unrecognized compensation cost related to outstanding stock options granted in 2007, of which approximately $173,000 is expected to be recognized over the remainder of 2008 and $221,000 in 2009.

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

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants/options (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock warrants/options and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense, net of taxes, that would no longer occur if the debentures were converted).

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10—Earnings Per Share (EPS), Continued

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	Quarter Ended March 31,
($ in thousands, except share and per share amounts)	2008	2007
Basic Earnings Per Share:
Net earnings applicable to common stockholders	$2,281	$5,353
Weighted-Average number of common shares outstanding	8,225,812	8,373,096

Basic Earnings Per Share	$0.28	$0.64

Diluted Earnings Per Share:
Net earnings applicable to common stockholders	$2,281	$5,353
Adjustment to net earnings from assumed conversion of debentures (1)	—	34

Adjusted net earnings for diluted earnings per share computation	$2,281	$5,387

Weighted-Average number of common shares outstanding:
Common shares outstanding	8,225,812	8,373,096
Potential dilutive shares resulting from exercise of warrants /options (2)	12,219	86,006
Potential dilutive shares resulting from conversion of debentures (3)	—	162,293

Total average number of common shares outstanding used for dilution	8,238,031	8,621,395

Diluted Earnings Per Share	$0.28	$0.62

(1)	Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.
(2)	All outstanding options/warrants were considered for the EPS computations, except for 136,040 options, which were not dilutive because the exercise price was above the average market price of the Class A common stock during the quarter ended March 31, 2008.
(3)	Convertible debentures (principal and accrued interest) outstanding at March 31, 2007 totaled $2.9 million and were convertible into common stock at a price of $18.00 per share (shares are computed based on average balance outstanding during the period). There were no convertible debentures outstanding in 2008 period.

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

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees to the Company. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in originating loans.

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

	At March 31, 2008	At December 31, 2007
($ in thousands)
Unfunded loan commitments	$122,238	$82,545
Available lines of credit	679	654
Standby letters of credit	300	300

	$123,217	$83,499

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

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet them can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These capital amounts are also subject to qualitative judgement by the regulators about components, risk weighting and other factors. Quantitative measures established by the regulations to ensure capital adequacy require the Company, on a consolidated basis, and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined by the regulations.

The Federal Reserve allows trust preferred securities to be included in the Tier 1 capital of bank holding companies (BHC), but with stricter limitations on the use of such securities becoming fully effective by March 31, 2009. Until then, BHCs generally must comply with the current Tier 1 capital limits. As of March 31, 2008 and December 31, 2007, assuming the Holding Company had excluded all of its eligible trust preferred securities (which totaled $55 million) from Tier 1 Capital and included such amount in Tier 2 capital, the Company would still have exceeded its minimum capital requirement threshold under the regulatory framework for prompt corrective action.

Management believes, as of March 31, 2008 and December 31, 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject. The most recent notification from the Bank’s regulators categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management is not aware of any current conditions or events outstanding that would change the designation from well capitalized.

At March 31, 2008, the actual capital of the Company (consolidated basis) on a percentage basis was as follows:

	Actual Ratios	Minimum Requirement	To Be Considered Well Capitalized
Total capital to risk-weighted assets	14.40%	8.00%	NA
Tier 1 capital to risk-weighted assets	13.15%	4.00%	NA
Tier 1 capital to total average assets – leverage ratio	11.39%	4.00%	NA

At March 31, 2008, the actual capital of the Bank on a percentage basis was as follows:

	Actual Ratios	Minimum Requirement	To Be Considered Well Capitalized
Total capital to risk-weighted assets	12.97%	8.00%	10.00%
Tier 1 capital to risk-weighted assets	11.71%	4.00%	6.00%
Tier 1 capital to total average assets – leverage ratio	10.08%	4.00%	5.00%

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14—Recent Accounting Pronouncements

SFAS 141(R)—Business Combinations. SFAS No. 141(R) is effective for the Company’s 2009 financial statements. SFAS 141(R) requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this statement is expected to have no effect on the Company’s financial statements.

SFAS 157—Fair Value Measurements. On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of this statement had no effect on the Company’s financial statements.

SFAS 159—Fair Value Accounting. On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The adoption of this statement had no effect on the Company’s financial statements.

SFAS 160—Noncontrolling Interest in Consolidated Financial Statements. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. SFAS 160 shall be effective for the Company’s 2009 financial statements. The adoption of this statement is not expected to have any effect on the Company’s financial statements.

Note 15—Subsequent Event

On April 23, 2008, the Holding Company’s board of directors approved the payment of a cash dividend of $0.25 per share on the Holding Company’s outstanding Class A and Class B common stock. The dividend is payable June 16, 2008 to shareholders of record on the close of business June 2, 2008.

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, P.A., P.C., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith, P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of March 31, 2008 and the related condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2008, we, based on our audit expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith, P.A., P.C.
HACKER, JOHNSON & SMITH, P.A.,P.C.
Tampa, Florida
April 24, 2008

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following management’s discussion of financial condition and results of operations of Intervest Bancshares Corporation and Subsidiaries should be read in conjunction with the accompanying quarterly condensed consolidated financial statements in this report on Form 10-Q as well as the entire annual report on Form 10-K for the year ended December 31, 2007.

Intervest Bancshares Corporation has two wholly owned consolidated subsidiaries, Intervest National Bank and Intervest Mortgage Corporation (hereafter, together with Intervest Bancshares Corporation, referred to collectively as the “Company” on a consolidated basis). Intervest Bancshares Corporation and Intervest National Bank may be referred to individually as the “Holding Company” and the “Bank,” respectively. The Holding Company also has four wholly owned unconsolidated subsidiaries, Intervest Statutory Trust II, III, IV and V, which were formed in connection with the issuance of trust preferred securities. For a discussion of the Company’s business, see note 2 to the condensed consolidated financial statements in this report.

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

The Company’s loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks and vacant land). Loans in the portfolio had an average life of approximately 3.9 years as of March 31, 2008. The Company does not own or originate sub prime single-family home loans or construction/development loans.

The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State and the State of Florida. A significant portion of the residential properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which in turn may affect the borrower’s ability to repay those mortgage loans. At March 31, 2008, the Company also had loans on properties in Alabama, Connecticut, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina and Virginia.

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

A more detailed discussion of the factors and estimates used in computing the allowance can be found under the caption “Critical Accounting Policies” on pages 37 to 39 of the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Overview

Selected balance sheet information as of March 31, 2008 follows:

($ in thousands)	Holding Company	Intervest National Bank	Intervest Mortgage Corporation	Inter- Company Amounts (1)	Consolidated
Cash and cash equivalents	$3,106	$30,880	$16,571	$(3,328)	$47,229
Security investments	—	414,095	—	—	414,095
Loans receivable, net of deferred fees	2,615	1,582,245	92,259	—	1,677,119
Allowance for loan losses	(30)	(22,527)	(1,299)	—	(23,856)
Investment in consolidated subsidiaries	231,068	—	—	(231,068)	—
All other assets	3,958	41,908	5,149	(585)	50,430

Total assets	$240,717	$2,046,601	$112,680	$(234,981)	$2,165,017

Deposits	$—	$1,784,517	$—	$(3,329)	$1,781,188
Borrowed funds and related interest payable	56,839	22,760	79,590	—	159,189
All other liabilities	175	39,017	2,329	(584)	40,937

Total liabilities	57,014	1,846,294	81,919	(3,913)	1,981,314

Stockholders’ equity	183,703	200,307	30,761	(231,068)	183,703

Total liabilities and stockholders’ equity	$240,717	$2,046,601	$112,680	$(234,981)	$2,165,017

(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments in subsidiaries.

A comparison of selected balance sheet information follows:

	At March 31, 2008		At December 31, 2007
	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
($ in thousands)
Cash and cash equivalents	$47,229	2.2%	$33,086	1.6%
Security investments	414,095	19.1	350,456	17.3
Loans receivable, net of deferred fees and loan loss allowance	1,653,263	76.4	1,592,439	78.8
All other assets	50,430	2.3	45,411	2.3

Total assets	$2,165,017	100.0%	$2,021,392	100.0%

Deposits	$1,781,188	82.3%	$1,659,174	82.1%
Borrowed funds and related interest payable	159,189	7.3	136,434	6.7
All other liabilities	40,937	1.9	46,223	2.3

Total liabilities	1,981,314	91.5	1,841,831	91.1

Stockholders’ equity	183,703	8.5	179,561	8.9

Total liabilities and stockholders’ equity	$2,165,017	100.0%	$2,021,392	100.0%

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. Cash and cash equivalents increased to $47 million at March 31, 2008, from $33 million at December 31, 2007. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Security Investments

Securities are classified as held to maturity and are carried at amortized cost when management has the intent and ability to hold them to maturity. Such investments, which are held by the Bank, increased to $407 million at March 31, 2008, from $344 million at December 31, 2007. The increase reflected new purchases exceeding maturities and calls during the period.

The Bank invests in U.S. government agency debt obligations to emphasize safety and liquidity. The Company does not own or invest in collateralized debt obligations or collateralized mortgage obligations. At March 31, 2008, securities held to maturity consisted of debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $399 million and corporate securities (trust preferred notes) of $8 million. At March 31, 2008, the entire portfolio had a weighted-average yield of 4.48% and a weighted-average remaining maturity of 5.1 years, compared to 5.01% and 4.0 years, respectively, at December 31, 2007. Nearly all of the securities in the portfolio have fixed rates of interest or have predetermined rate increases, and many have call features that allow the issuer to call the security before its stated maturity without penalty. The sharp decline in market interest rates during the first quarter of 2008 resulted in a higher level of securities being called by the issuers.

At March 31, 2008 and December 31, 2007, the held-to-maturity portfolio’s estimated fair value was $409 million and $346 million, respectively. At March 31, 2008, the held-to-maturity portfolio had a net unrealized gain of $2.5 million, compared to a net unrealized gain of $1.4 million at December 31, 2007. Management believes that the cause of unrealized losses and gains in the portfolio is directly related to changes in market interest rates, which is consistent with its experience. In general, as interest rates rise, the estimated fair value of fixed-rate securities will decrease; as interest rates fall, their estimated fair value will increase. Management views any unrealized losses to be temporary based on the impact of changes in interest rates and the high credit quality of the securities. In addition, the Bank has the ability and intent to hold the securities that have unrealized losses for a period of time sufficient for the estimated fair value of the securities to recover, which may be at maturity. Historically, the Bank has always recovered the cost of its investment securities upon maturity.

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), the Bank maintains an investment in their capital stock, which amounted to $3.6 million and $3.8 million, respectively, at March 31, 2008. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and most recently was 7.8%. The total investment, which amounted to $7.4 million at March 31, 2008, compared to $6.4 million at December 31, 2007, fluctuates based on the Bank’s capital level for the FRB stock and the Bank’s loans and outstanding FHLB borrowings for the FHLB stock.

Loans Receivable, Net of Deferred Fees and Allowance for Loan Losses

Loans receivable, net of deferred fees, increased to $1.68 billion at March 31, 2008, from $1.61 billion at December 31, 2007. The growth reflected new mortgage loan originations secured by commercial and multifamily real estate exceeding principal repayments.

Loan originations and repayments for the last eight consecutive quarters are summarized in the following table:

($ in thousands)	Mar 31, 2008	Dec 31, 2007	Sep 30, 2007	Jun 30, 2007	Mar 31, 2007	Dec 31, 2006	Sep 30, 2006	Jun 30, 2006
Originations:
Intervest National Bank	$95,978	$80,919	$140,137	$146,499	$138,687	$105,941	$142,016	$124,355
Intervest Mortgage Corp	1,200	6,933	16,650	18,355	6,450	5,033	5,400	22,229

	$97,178	$87,852	$156,787	$164,854	$145,137	$110,974	$147,416	$146,584

Principal Repayments:
Intervest National Bank	$26,117	$99,316	$140,155	$82,040	$78,302	$96,373	$83,526	$87,668
Intervest Mortgage Corp.	4,452	3,252	6,759	12,459	7,714	16,391	11,172	21,187
Holding Company (1)	12	14	41	1,830	72	70	57	62

	$30,581	$102,582	$146,955	$96,329	$86,088	$112,834	$94,755	$108,917

(1)	Excludes the repurchase by the Bank of the Holding Company’s participations in loans originated by the Bank.

The Company’s loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks and vacant land).

At March 31, 2008, such loans consisted of 602 loans with an aggregate principal balance of $1.69 billion and an average loan size of $2.8 million. Loans with principal balances of more than $10 million consisted of 20 loans or $278 million, with the largest loan being $20.7 million. Loans with principal balances of $5 million to $10 million consisted of 78 loans and aggregated to $524 million.

Nonaccrual loans increased to $97.7 million (18 loans) at March 31, 2008, from $90.8 million (18 loans) at December 31, 2007. At March 31, 2008, there was one loan in the amount of $0.8 million classified as ninety days past due and still accruing interest, compared to two loans totaling $11.9 million classified as such at December 31, 2007.

Nonaccrual loans are summarized for the Bank and Intervest Mortgage Corporation (IMC) as follows:

($ in thousands)					Principal Balance Outstanding
Property Type	City	State	Lender	Date Nonaccrual	Mar 31, 2008	Dec 31, 2007	Notes
Multifamily	Lauderhill	Florida	Bank	November 2007	$18,012	$18,012	(7)
Multifamily	Long Island	New York	Bank	June 2007	11,316	11,316	(2)
Undeveloped land	Long Island City	New York	Bank	March 2008	11,001	—	(11)
Hotel	St. Augustine	Florida	Bank	June 2007	9,053	9,053	(3)
Office building	Sunny Isles	Florida	Bank	September 2007	4,284	4,284	(10)
Multifamily	Hollywood	Florida	Bank	September 2007	—	4,065	(9)
Multifamily	New York	New York	Bank	August 2007	3,864	3,864	(4)
Undeveloped land	North Fort Myers	Florida	Bank	September 2007	3,330	3,330	(6)
Retail store	Avenel	New Jersey	Bank	March 2007	3,064	3,064	(1)
Retail stores	Neptune	New Jersey	Bank	March 2007	2,439	2,439	(1)
Retail stores	South Amboy	New Jersey	Bank	March 2007	2,220	2,220	(1)
Retail store	Little Silver	New Jersey	Bank	March 2007	739	739	(1)

					$69,322	$62,386
Hotel	St. Augustine	Florida	IMC	July 2007	6,034	6,034	(3)
Multifamily	New York	New York	IMC	August 2007	4,445	4,445	(4)
Multifamily	New York	New York	IMC	August 2007	4,387	4,387	(4)
Multifamily	New York	New York	IMC	August 2007	4,178	4,178	(4)
Multifamily	New York	New York	IMC	August 2007	4,119	4,119	(4)
Office building	Brooklyn	New York	IMC	October 2006	2,299	2,299	(5)
Hotel	Howell	New Jersey	IMC	December 2007	1,659	1,659	(8)
Multifamily	New York	New York	IMC	August 2007	1,249	1,249	(4)

					$28,370	$28,370

					$97,692	$90,756

(1)	One principal guarantees each of the four loans, which total $8.5 million. Foreclosure proceedings concerning these loans are in progress but have temporarily been stayed by reason of a bankruptcy filing. The foreclosure proceedings involve multiple properties.
(2)	Foreclosure proceedings are in progress. A receiver has been appointed and has taken control of the property and the rents. Currently, the rents are not sufficient to cover the operating costs of the property and the Bank is funding the shortfall as necessary, including paying real estate taxes directly, in order to protect its interest in the property.
(3)	Both amounts represent one loan ($15.1 million) originated by the Bank. Intervest Mortgage Corporation owns a participation in this loan. The loan is secured by a waterfront hotel, restaurant and marina resort. Foreclosure proceedings are in progress but have temporarily been stayed by reason of a bankruptcy filing.
(4)	All six loans totaling $22.2 million are to borrowers with common principals. The principals are experiencing legal difficulties in connection with activities alleged by independent third parties to be fraudulent with respect to the placing of unauthorized and unrecorded mortgages on these and other properties. On July 30, 2007, independent third parties filed an involuntary bankruptcy proceeding against the borrowers and the principals. A Trustee has been appointed and has taken control of the properties and the rents. The Trustee advised the Company in February 2008 that a contract of sale was signed with respect to these and other properties. However, the sale was never consummated. In April, the Trustee advised the Company that a new contract of sale has been entered into for these and other properties.
(5)	A foreclosure sale had been scheduled pursuant to an order entered in the State Court, but has temporarily been stayed by reason of a bankruptcy filing.
(6)	Foreclosure proceedings are in progress. The principals have consented to the entry of judgment.
(7)	Foreclosure proceedings are in progress. A court appointed receiver has taken over the management of the property, which is currently vacant. A portion of the insurance proceeds for storm damage suffered at this property has not been accounted for. The Bank is funding any operating costs as necessary, including paying real estate taxes directly, in order to protect its interest in the property.
(8)	Foreclosure proceedings are in progress.
(9)	The Bank acquired title to the collateral property in February 2008 and the loan was transferred to foreclosed real estate. The property is being marketed for sale.
(10)	Foreclosure proceedings are in progress but have been temporarily stayed by reason of a bankruptcy filing.
(11)	Foreclosure proceedings are in progress.

Nonaccrual loans are considered impaired under the criteria of SFAS No.114 “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15”. A specific valuation allowance in accordance with SFAS No. 114 was not maintained for nonaccrual loans at any time during the reporting periods since the Company believed that the estimated fair value of each of the underlying collateral properties exceeded its recorded investment in the related nonaccrual loan. At March 31, 2008 and December 31, 2007, there were no other loans classified as impaired. Subsequent to March 31, 2008 and prior to the filing of this report, a loan in the amount of $2.7 million secured by vacant land in the State of Florida was transferred to nonaccrual status for non-payment and foreclosure proceedings have been initiated.

Estimates of fair value of the collateral properties is determined based on a variety of information, including available appraisals, estimates of market value by local real estate brokers and the knowledge and experience of the Company’s two senior lending officers (the Chairman and the President of the Bank) related to values of properties in the Company’s market areas. The existing appraisals for the properties collateralizing the nonaccrual loans at March 31, 2008 indicated loan-to-value ratios ranging from 50% to 87%. Determination of the need for updating appraisals is made on a loan-by-loan basis. In addition to appraisals, the Company also takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value.

In the first quarter of 2008, the Company downgraded its internal credit ratings on several nonaccrual loans to reflect lower real estate values as well as the uncertainty as to the timing of the collection of these loans. These downgrades resulted in $1.6 million of additional loan loss provision in the first quarter of 2008. The Company believes that the estimated fair value of each of the underlying collateral properties continues to exceed its net recorded investment in each related nonaccrual loan as of March 31, 2008. However, there can be no assurance that the Company will not incur additional loan loss provisions, loan chargeoffs or significant expenses with respect to the ultimate collection of its nonaccrual loans, which collection is anticipated to be through the eventual sale of the collateral property in most cases.

A prolonged downturn in real estate values and local economic conditions, as well as other factors, could have an adverse impact on the Company’s asset quality and the future level of nonperforming assets, chargeoffs and profitability.

During the first quarter of 2008, the Bank acquired title to a multifamily real estate property located in Hollywood, Florida, that had collateralized one of its nonaccrual loans with a principal balance of $4.0 million. The Bank is marketing this property for sale.

Allowance For Loan Losses

The allowance for loan losses increased to $23.9 million at March 31, 2008, from $21.6 million at December 31, 2007. The allowance represented 1.42% of total loans (net of deferred fees) outstanding at March 31, 2008 and 1.34% at December 31, 2007, and 24% of nonaccrual loans at each date. The increase in the allowance was due to provisions totaling $2.3 million during the quarter, of which $1.6 million was attributable to downgrades of internal credit ratings on nonaccrual loans and $0.7 million from net loan growth of $63 million from December 31, 2007. There were no loan chargeoffs during the period.

A detailed discussion of the factors and estimates used in computing the allowance can be found under the caption “Critical Accounting Policies” on pages 37 to 39 of the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The following table summarizes the activity in the allowance for loan losses:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corporation	Holding Company	Consolidated
Balance at December 31, 2007	$20,268	$1,295	$30	$21,593
Provision charged to operations	2,259	4	—	2,263

Balance at March 31, 2008	$22,527	$1,299	$30	$23,856

All Other Assets

All other assets increased to $50 million at March 31, 2008, from $45 million at December 31, 2007. The increase was largely due to the addition of $4 million of real estate acquired through foreclosure as noted above.

Deposits

Deposits increased to $1.78 billion at March 31, 2008, from $1.66 billion at December 31, 2007, reflecting an increase in certificate of deposit accounts of $71 million and an aggregate increase in checking, savings and money market accounts of $51 million.

At March 31, 2008, certificate of deposit accounts totaled $1.48 billion, and checking, savings and money market accounts aggregated $305 million. The same categories of deposit accounts totaled $1.41 billion and $254 million, respectively, at December 31, 2007. Certificate of deposit accounts represented 83% of total consolidated deposits at March 31, 2008, compared to 85% at December 31, 2007. At March 31, 2008 and December 31, 2007, certificate of deposit accounts included $166 million of brokered deposits.

Borrowed Funds and Related Interest Payable

Borrowed funds and related interest payable increased to $159 million at March 31, 2008, from $136 million at December 31, 2007, due to a $23 million increase in short-term FHLB advances.

All Other Liabilities

All other liabilities decreased to $41 million at March 31, 2008, from $46 million at December 31, 2007. The decrease was primarily due to a lower level of official checks outstanding, partially offset by an increase in mortgage escrow funds payable.

Stockholders’ Equity

Stockholders’ equity increased to $184 million at March 31, 2008 as follows:

($ in thousands)	Amount	Class A Shares	Class B Shares	Total Shares	Amount Per Share
Stockholders’ equity at December 31, 2007	$179,561	7,690,812	385,000	8,075,812	$22.23
Net earnings for the period	2,281	—	—	—	—
Compensation from stock options	58	—	—	—	—
Exercise of Class B common stock warrants (1)	1,803	—	195,000	195,000	9.25

Stockholders’ equity at March 31, 2008	$183,703	7,690,812	580,000	8,270,812	$22.21

(1)	A total of 195,000 Class B common stock warrants were exercised in January 2008 at an average exercise price of $7.52 per share for total cash proceeds of $1.5 million. A $0.3 million income tax benefit in connection with the exercise was recorded in paid-in capital for a total increase to stockholders’ equity of $1.8 million from the exercise of Class B common stock warrants.

Comparison of Results of Operations for the Quarters Ended March 31, 2008 and 2007

Overview

Consolidated net earnings for the first quarter of 2008 (“Q1-08”) decreased by $3.0 million, or 57%, to $2.3 million, or $0.28 per diluted share, from $5.3 million, or $0.62 per diluted share, in the first quarter of 2007 (“Q1-07”). The decrease in consolidated net earnings was due to the following: a $2.7 million decrease in net interest and dividend income; a $1.4 million increase in the provision for loan losses; a $0.7 million increase in noninterest expenses; and a $0.7 million decrease in noninterest income; partially offset by a $2.5 million decrease in the provision for income tax expense. Return on average assets and equity decreased to 0.44% and 5.01% respectively, in Q1-08, from 1.08% and 12.45%, respectively, in Q1-07. The Company’s book value per common share was $22.21 at March 31, 2008.

Selected information regarding results of operations follows:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corporation	Holding Company	Inter- Company Amounts (2)	Consolidated Q1-08	Consolidated Q1-07
Interest and dividend income	$30,246	$1,578	$64	$(100)	$31,788	$33,265
Interest expense	20,580	1,567	886	(100)	22,933	21,695

Net interest and dividend income (expense)	9,666	11	(822)	—	8,855	11,570
Provision for loan losses	2,259	4	—	—	2,263	854
Noninterest income	849	805	113	(824)	943	1,602
Noninterest expenses	3,407	796	139	(824)	3,518	2,769

Earnings (loss) before taxes	4,849	16	(848)	—	4,017	9,549
Provision (benefit) for income taxes	2,117	8	(389)	—	1,736	4,196

Net earnings (loss)	$2,732	$8	$(459)	$—	$2,281	$5,353

Intercompany dividends (1)	(885)	—	885	—	—	—

Net earnings after intercompany dividends	$1,847	$8	$426	$—	$2,281	$5,353

Net earnings after intercompany dividends for the same period of 2007	$4,297	$618	$438	$—	$5,353

(1)	Dividends to the Holding Company from the Bank provide funds for the debt service on the subordinated debentures-capital securities, which is included in the Holding Company’s interest expense.
(2)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.

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

Net interest and dividend income decreased by $2.7 million to $8.9 million in Q1-08, from $11.6 million in Q1-07 largely due to an $88 million increase in average nonaccrual loans. Interest income that was not recorded on nonaccrual loans amounted to $2.2 million in Q1-08, compared to a $0.2 million in Q1-07.

The Company’s net interest margin (excluding income from loan prepayments) decreased to 1.71% in Q1-08, from 2.38% in Q1-07. The margin was negatively affected by the increase in nonaccrual loans, repayments of higher yielding loans coupled with lower competitive pricing for new loans, and lower yields earned on investment securities and short-term investments.

Total average interest-earning assets increased $107 million in Q1-08 from Q1-07 due to growth in loans. This growth was funded largely by the following: a $115 million increase in interest-bearing deposits; a $10 million increase in stockholders’ equity (largely due to retained earnings and the exercise of common stock warrants and conversion of debentures into common stock); partially offset by a $23 million decrease in borrowed funds.

The yield on interest-earning assets decreased 69 basis points to 6.16% in Q1-08 due to the factors noted above. The cost of funds decreased by only 2 basis points to 4.94% in Q1-08 despite a 300 basis point decrease in the Federal Open Market Committee’s (FOMC) federal funds rate since April 1, 2007. The cost of deposits actually increased slightly in Q1-08 in comparison to Q1-07. The Bank believes this was attributable to the fact that large national banks continued to offer high interest rates on deposit accounts during this time period, and as a result, in order to remain competitive, smaller banks did not lower their deposit rates in step with the FOMC.

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

	Quarter Ended
	March 31, 2008			March 31, 2007
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Assets
Interest-earning assets:
Loans (1)	$1,646,655	$26,862	6.56%	$1,539,966	$27,988	7.37%
Securities	401,143	4,703	4.72	407,763	4,987	4.96
Other interest-earning assets	29,207	223	3.07	22,673	290	5.19

Total interest-earning assets	2,077,005	$31,788	6.16%	1,970,402	$33,265	6.85%

Noninterest-earning assets	18,646			20,403

Total assets	$2,095,651			$1,990,805

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest checking deposits	$5,591	$24	1.73%	$11,781	$58	2.00%
Savings deposits	8,391	62	2.97	10,218	74	2.94
Money market deposits	253,008	2,547	4.05	221,710	2,377	4.35
Certificates of deposit	1,455,641	17,769	4.91	1,364,343	16,228	4.82

Total deposit accounts	1,722,631	20,402	4.76	1,608,052	18,737	4.73

FHLB advances and Fed funds purchased	8,853	75	3.41	21,928	297	5.49
Debentures and related interest payable	78,712	1,567	8.01	88,258	1,771	8.14
Debentures—capital securities	56,702	886	6.28	56,702	886	6.34
Mortgage note payable	199	3	6.06	214	4	7.58

Total borrowed funds	144,466	2,531	7.05	167,102	2,958	7.18

Total interest-bearing liabilities	1,867,097	$22,933	4.94%	1,775,154	$21,695	4.96%

Noninterest-bearing deposits	4,353			4,356
Noninterest-bearing liabilities	42,211			39,342
Stockholders’ equity	181,990			171,953

Total liabilities and stockholders’ equity	$2,095,651			$1,990,805

Net interest and dividend income/spread		$8,855	1.22%		$11,570	1.89%

Net interest-earning assets/margin (3)	$209,908		1.71%	$195,248		2.38%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.11			1.11

Other Ratios:
Return on average assets (2)	0.44%			1.08%
Return on average equity (2)	5.01%			12.45%
Noninterest expense to average assets (2)	0.67%			0.56%
Efficiency ratio (4)	36%			21%
Average stockholders’ equity to average assets	8.68%			8.64%

(1)	Includes average nonaccrual loans of $95.8 million in the 2008 period and $8.0 million in the 2007 period. Interest not accrued on such loans totaled $2.2 million in the 2008 period and $0.2 million in the 2007 period.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 1.74% and 2.64% for the 2008 period and 2007 period, respectively.
(4)	Defined as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend income plus noninterest income.

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

	For the Quarter Ended March 31, 2008 vs. 2007 Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(3,118)	$1,966	$26	$(1,126)
Securities	(245)	(82)	43	(284)
Other interest-earning assets	(120)	85	(32)	(67)

Total interest-earning assets	(3,483)	1,969	37	(1,477)

Interest-bearing liabilities:
Interest checking deposits	(8)	(31)	5	(34)
Savings deposits	1	(13)	—	(12)
Money market deposits	(166)	340	(4)	170
Certificates of deposit	307	1,100	134	1,541

Total deposit accounts	134	1,396	135	1,665

FHLB advances and Fed funds purchased	(114)	(179)	71	(222)
Debentures and accrued interest payable	(29)	(194)	19	(204)
Debentures—capital securities	(9)	—	9	—
Mortgage note payable	(1)	—	—	(1)

Total borrowed funds	(153)	(373)	99	(427)

Total interest-bearing liabilities	(19)	1,023	234	1,238

Net change in interest and dividend income	$(3,464)	$946	$(197)	$(2,715)

Provision for Loan Losses

The provision for loan losses increased by $1.4 million to $2.3 million in Q1-08, from $0.9 million in Q1-07. The increase was the result of credit downgrades on various nonaccrual loans. Total loans outstanding grew by $63 million in Q1-08, compared to $59 million in Q1-07.

Noninterest Income

Noninterest income decreased by $0.7 million to $0.9 million in Q1-08, from $1.6 million in Q1-07. The decrease was primarily due to a $1.1 million decrease in income from loan prepayments, partially offset by a $0.4 million increase in gains (which consists of the recognition of any unamortized premium or discount at time of call) from the early call of investment securities.

The sharp decline in market interest rates in Q1-08 resulted in a higher level of securities being called by the issuers. The Company believes that its loan prepayments and prepayment income derived there from has decreased due to longer-term, fixed rate loans that have been originated by the Company since the beginning of 2007 as well as the effects of the crisis in the credit markets in general that was experienced in the first quarter of 2008 as widely reported by the media. The credit crisis severely reduced funds available in the general marketplace for real estate lending.

Noninterest Expenses

Noninterest expenses increased by $0.7 million to $3.5 million in Q1-08, from $2.8 million in Q1-07. The increase was due to a $0.3 million increase in expenses associated with nonaccrual loans/foreclosed real estate and a $0.4 million increase in FDIC insurance premiums.

The Company’s efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, was 36% in Q1-08, compared to 21% in Q1-07. The efficiency ratio was negatively affected largely by nonaccrual loans and higher FDIC insurance premiums. The Company had 71 employees at March 31, 2008, compared to 73 at March 31, 2007.

Provision for Income Taxes

The provision for income taxes decreased by $2.5 million to $1.7 million in Q1-08, from $4.2 million in Q1-07 due to a decrease in pre-tax income. The Company’s effective tax rate (inclusive of state and local taxes) amounted to 43.2% in Q1-08 and 43.9% in Q1-07.

Off-Balance Sheet and Other Financing Arrangements

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

The Bank relies heavily on certificates of deposit (time deposits) as its main source of funds. Consolidated deposits amounted to $1.78 billion at March 31, 2008 and time deposits represented 83% or $1.48 billion of those deposits, down from 85% at December 31, 2007. Additionally, time deposits of $100,000 or more at March 31, 2008 totaled $623 million, compared to $586 million at December 31, 2007, and included $166 million of brokered deposits at each date. The Bank’s brokered deposits are sold by investment firms, which are paid a fee by the Bank for placing the deposit. The Bank must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Time deposits are the only deposit accounts offered by the Bank that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. At March 31, 2008, $555 million of time deposits mature by March 31, 2009. Based on past experience, the Bank expects that a substantial portion of these deposits will be renewed and remain with the Bank.

The Bank borrows funds on an overnight or short-term basis to manage its liquidity needs. At March 31, 2008, the Bank had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. As a member of the FHLB of New York and FRB of New York, the Bank can also borrow from these institutions on a secured basis. The Bank’s average outstanding short-term borrowings totaled $9 million in the first quarter of 2008. At March 31, 2008, there were $22.5 million of borrowings outstanding, compared to none at December 31, 2007. At March 31, 2008, the Bank had available collateral consisting of investment securities to support additional total borrowings of $363 million from the FHLB and FRB.

The Bank invests in U.S. government agency debt obligations to emphasize safety and liquidity. All of the Bank’s security investments are classified as held to maturity, and nearly all of the securities have fixed rates of interest or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty. At March 31, 2008, the entire portfolio had a weighted-average remaining maturity of 5.1 years, and $30 million of the securities mature by March 31, 2009. The Bank expects to reinvest the proceeds from these maturities into new securities. The Bank’s loan-to-deposit ratio was 86% at March 31, 2008, compared to 88% at December 31, 2007. The Bank’s goal is to target its loan-to-deposit ratio at approximately 85%.

The Bank had cash and short-term investments of $31 million at March 31, 2008 and $319 million of its loan portfolio (excluding nonaccrual loans) matures by March 31, 2009. The Bank expects to extend or refinance a portion of these maturing loans. At March 31, 2008, the Bank had commitments to lend of $123 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described above. The Bank continues to experience competitive market conditions and lower pricing in originating loans, which encompass both interest rates and fees charged on new loans.

The Bank has in the past received capital contributions from the Holding Company to increase its capital to support its asset growth. No cash contributions have been made to the Bank since 2005. At March 31, 2008, the Bank had excess regulatory capital to support an additional $507 million of asset growth and still maintain a well-capitalized designation.

Intervest Mortgage Corporation. Intervest Mortgage Corporation’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its mortgage loans and the rates paid on its debentures. Intervest Mortgage Corporation relies on the issuance of its subordinated debentures in registered, best efforts offerings to the public as its primary source of funds to support its loan originations. Intervest Mortgage Corporation needs to pay competitive interest rates to sell its debentures and also incurs underwriting commissions and other fees when debentures are sold, which reduce the net proceeds realized. In addition to funds from sales of debentures, as the Bank’s mortgage loan portfolio has grown, service fee income received by Intervest Mortgage Corporation from the Bank has comprised a larger percentage of Intervest Mortgage Corporation’s earnings and resulting cash inflows. The Bank has a servicing agreement with Intervest Mortgage Corporation that is described on page 9 under the caption “Loan Solicitation and Processing” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Bank paid $0.7 million in the first quarter of 2008 to Intervest Mortgage Corporation pursuant to the agreement. From time to time, Intervest Mortgage Corporation has also received cash capital contributions from the Holding Company. No contributions have been made since 2002.

Intervest Mortgage Corporation, as of March 31, 2008, had $76.3 million of debentures outstanding with fixed interest rates that range from 6.25% to 7.75% and maturities that range from July 1, 2008 to July 1, 2014. In the first quarter of 2008, Intervest Mortgage Corporation did not issue any new debentures nor repay existing ones. At March 31, 2008, $6.0 million of debentures and $1.5 million of accrued interest payable mature by March 31, 2009. On April 1, 2008, Intervest Mortgage Corporation repaid from cash on hand $8.3 million of its debentures prior to their stated maturity, including $0.5 million of related accrued interest payable.

Intervest Mortgage Corporation, as of March 31, 2008, had $16.6 million in cash and short-term investments, compared to $0.5 million of commitments to lend. In addition, $30.2 million of its mortgage loans (excluding nonaccrual loans) are scheduled to mature by March 31, 2009, although some portion is expected to be extended or refinanced by Intervest Mortgage Corporation. As a result, cash and short-term investments (less $8.8 million used to repay the debentures on April 1, 2008 as noted above) as well as the proceeds from the repayment of maturing mortgages will be available for investment in new mortgage loans. Competitive market conditions and lower pricing for new loans has also made it more difficult for Intervest Mortgage Corporation to identify suitable mortgage investment opportunities. Intervest Mortgage Corporation’s loan originations have decreased significantly from its historical levels and amounted to $1.2 million in the first quarter of 2008. The level of future loan originations will fluctuate with market conditions and is unpredictable.

Intervest Mortgage Corporation experienced a significant increase in nonaccrual loans in the third quarter of 2007. As of March 31, 2008, 31% of its mortgage loan portfolio ($28.4 million) was on nonaccrual status, which has adversely affected its net interest income and cash flows derived therefrom, and has placed an even greater reliance on fee income and cash flows generated from Intervest Mortgage Corporation’s intercompany services provided to the Bank. If this level of nonaccrual loans were to increase or continue for an extended period, Intervest Mortgage Corporation’s ability to issue new debentures to the public, originate new loans and meet its debt service and operating cash flow requirements could be adversely affected. In the first quarter of 2008, Intervest Mortgage Corporation’s interest income from its accruing loan portfolio exceeded the interest expense from its outstanding debentures by only $11,000. As noted above, various debentures were repaid on April 1, 2008 prior to their stated maturities, which will result in approximately $39,000 of incremental net interest income per month going forward. A loss of $117,000 from the early extinguishment was recorded in April 2008, which represents the expensing of remaining related unamortized issuance costs. The collection of nonaccrual loans is also aggressively being pursued through foreclosure actions. There can be no assurance that additional loan loss provisions, loan chargeoffs or significant expenses will not be incurred with respect to the ultimate collection of the nonaccrual loans, which collection is anticipated to be from the eventual sale of the collateral properties in most cases.

Holding Company. The Holding Company’s sources of funds and capital have been derived from the following: interest income from a limited portfolio of mortgage loans (including purchased participations in loans originated by the Bank) and short-term investments; monthly dividends from the Bank to service interest expense on trust preferred securities; monthly management fees from Intervest Mortgage Corporation and the Bank for providing these subsidiaries with certain administrative services; the issuance of its common stock through public offerings, exercise of common stock warrants and conversion of debentures; the issuance of trust preferred securities through its wholly owned business trusts; and the direct issuance of other subordinated debentures to the public. At March 31, 2008, the Holding Company had no debentures outstanding and $3.1 million in cash and short-term investments.

The Holding Company, through its wholly owned business trusts, has issued at various times since 2001 approximately $72 million of trust preferred securities, of which $56.7 million were outstanding as of March 31, 2008. The outstanding securities have fixed rates of interest for a five-year period and thereafter variable rates and contractually mature at various time through 2036. The resulting proceeds have been invested in the Bank at various times through capital contributions. The Holding Company is required to make interest payments that currently total $3.5 million annually on the outstanding trust preferred securities.

The Bank provides the funds for this debt service in the form of dividends to the Holding Company. At March 31, 2008 and December 31, 2007, $55 million of the trust preferred securities (representing outstanding debentures net of the Holding Company’s common stock investments in the trusts) qualified for and was included as regulatory Tier 1 capital. If the Bank is unable to pay dividends to the Holding Company, the Holding Company may not be able to service its debt, pay its other obligations, or pay dividends on its common stock. On April 23, 2008, the Holding Company’s board of directors approved the payment of a cash dividend of $0.25 per share on the Holding Company’s outstanding Class A and Class B common stock. The dividend is payable June 16, 2008 to shareholders of record on the close of business June 2, 2008.

Other. Additional information concerning securities held to maturity, short-term borrowings, outstanding time deposits and debentures, including interest rates and maturity dates, can be found in notes 3, 6, 7 and 8 of the notes to the condensed consolidated financial statements included in this report. Additional information regarding trust preferred securities can be found in note 9 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The Holding Company, the Bank and Intervest Mortgage Corporation each consider their current liquidity and sources of funds sufficient to satisfy their outstanding lending commitments and maturing liabilities. Management is not aware of any trends, known demand, commitments or uncertainties other than those discussed above that are expected to have a material impact on future operating results, liquidity or capital resources of each entity. However, there can be no assurances that adverse conditions may not arise in credit markets that would adversely impact the Company’s ability to raise funds (either through attracting deposits, from borrowings or sales of assets) to meet its operations and satisfy its outstanding lending commitments and maturing liabilities.

Regulatory Capital

The Bank is subject to various regulatory capital requirements. As discussed on page 20 of the Company’s annual report on Form 10-K for the year ended December 31, 2007, the Federal Deposit Insurance Corporation (FDIC) and other bank regulatory agencies use five capital categories ranging from well capitalized to critically undercapitalized to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premiums. These categories involve quantitative measures of a bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements.

The Bank is required to maintain regulatory defined minimum Tier 1 leverage and Tier 1 and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At March 31, 2008 and December 31, 2007, management believes the Bank met its capital adequacy requirements and is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management is not aware of any conditions or events that would change the Bank’s designation as a well-capitalized institution.

Information regarding the Bank’s regulatory capital and related ratios is summarized as follows:

($ in thousands)	At March 31, 2008	At December 31, 2007
Tier 1 Capital	$200,307	$198,090
Tier 2 Capital	21,387	20,268

Total risk-based capital	$221,694	$218,358

Net risk-weighted assets	$1,709,867	$1,627,053
Average assets for regulatory purposes	$1,986,631	$1,914,469

Tier 1 capital to average assets	10.08%	10.35%
Tier 1 capital to risk-weighted assets	11.71%	12.17%
Total capital to risk-weighted assets	12.97%	13.42%

The Company on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At March 31, 2008 and December 31, 2007 management believes that the Company met its capital adequacy requirements.

Information regarding consolidated regulatory capital and related ratios is summarized below:

($ in thousands)	At March 31, 2008	At December 31, 2007
Tier 1 Capital (1)	$238,703	$234,561
Tier 2 Capital (1)	22,700	21,593

Total risk-based capital	$261,403	$256,154

Net risk-weighted assets	$1,814,811	$1,733,124
Average assets for regulatory purposes	$2,095,651	$2,023,606

Tier 1 capital to average assets	11.39%	11.59%
Tier 1 capital to risk-weighted assets	13.15%	13.53%
Total capital to risk-weighted assets	14.40%	14.78%

(1)	At March 31, 2008 and December 31, 2007, there were $55 million of qualifying capital securities outstanding, respectively, representing the total outstanding debentures issued to Statutory Trust II, III, IV and V by the Holding Company, net of the Holding Company’s investments in those trusts. The entire $55 million is included in Tier I capital. The inclusion of these securities in Tier 1 capital is currently limited to 25% of core capital elements, as defined in the FDIC regulations.

Beginning March 31, 2009, the use of trust preferred securities in the Tier 1 capital of bank holding companies will become subject to stricter limitations. For a further discussion of these restrictions, see pages 54 and 55 of the Company’s annual report on Form 10-K for the year ended December 31, 2007. As of March 31, 2008 and December 31, 2007, assuming the Holding Company had excluded all of its eligible trust preferred securities from Tier 1 Capital and included such amount in Tier 2 capital, the Company would still have exceeded its minimum capital requirement threshold under the regulatory framework for prompt corrective action.

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

The Company uses “gap analysis,” which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. For a further discussion of gap analysis, including the factors that affect its computation and results, see pages 55 to 57 of the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The Company’s one-year interest rate sensitivity gap amounted to a negative $303 million, or (14.0)% of total assets, at March 31, 2008, compared to a negative gap of $99 million, or (4.9)% of total assets at December 31, 2007. The change in the gap is a function of the following: the continued runoff of loans with a repricing or remaining maturity of less than one year being replaced with new fixed rate loans with maturities of greater than one year; purchases of security investments with longer-term maturities; an increase in money market accounts and time deposit with maturities of one year or less; and an increase in borrowings maturing or repricing within the one year time frame. The Company is currently “liability-sensitive,” indicating that its interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than its interest earning assets.

For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a negative 4% at March 31, 2008, compared to a positive 4% at December 31, 2007.

The table that follows summarizes interest-earning assets and interest-bearing liabilities as of March 31, 2008, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Loans (1)	$216,962	$310,789	$692,515	$369,049	$1,589,315
Securities held to maturity (2)	15,284	36,311	147,648	207,484	406,727
Short-term investments	29,449	—	—	—	29,449
FRB and FHLB stock	3,737	—	—	3,631	7,368

Total rate-sensitive assets	$265,432	$347,100	$840,163	$580,164	$2,032,859

Deposit accounts (3):
Interest checking deposits	$5,550	$—	$—	$—	$5,550
Savings deposits	8,058	—	—	—	8,058
Money market deposits	280,114	—	—	—	280,114
Certificates of deposit	103,390	451,825	689,974	231,259	1,476,448

Total deposits	397,112	451,825	689,974	231,259	1,770,170

FHLB advances	22,500	—	—	—	22,500
Debentures and mortgage note payable (1)	8,250	33,928	64,274	26,696	133,148
Accrued interest on all borrowed funds (1)	1,698	—	1,269	574	3,541

Total borrowed funds	32,448	33,928	65,543	27,270	159,189

Total rate-sensitive liabilities	$429,560	$485,753	$755,517	$258,529	$1,929,359

GAP (repricing differences)	$(164,128)	$(138,653)	$84,646	$321,635	$103,500

Cumulative GAP	$(164,128)	$(302,781)	$(218,135)	$103,500	$103,500

Cumulative GAP to total assets	(7.6)%	(14.0)%	(10.1)%	4.8%	4.8%

Significant assumptions used in preparing the gap table above follow:

(1)	Floating-rate loans and debentures payable are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and debentures payable are scheduled, including repayments, according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $97.7 million are also excluded from the table although some portion may to return to an accrual status.
(2)	Securities are scheduled according to the earlier of their contractual maturity or the date in which the interest rate is scheduled to increase. The effects of possible prepayments that may result from the issuer’s right to call a security before its contractual maturity date are not considered.
(3)	Interest checking, savings and money market deposits are regarded as readily accessible withdrawable accounts; and certificates of deposit are scheduled according to their contractual maturity dates.

Recent Accounting Pronouncements

See note 14 to the condensed consolidated financial statements included in this report for a discussion of this topic.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities, and the issuance of its debentures. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, interest rate hedges or foreign exchange.

The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2007, which reflect changes in market prices and rates, can be found in note 21 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Management believes that there have been no significant changes in the Company’s market risk exposure since December 31, 2007.

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

The Bank also engages an outside consultant to prepare quarterly reports using an earnings simulation model to quantify the effects of various interest rate scenarios on projected net interest income and net income over projected periods. These computations rely on various assumptions regarding balance sheet growth and composition, and the pricing and repricing and maturity characteristics of the Company’s balance sheet. For a further discussion of GAP analysis, see the section entitled “Asset and Liability Management” of this report.

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

This Item 1A requires disclosure of any material changes from risk factors previously disclosed in the Company’s most recent annual report on Form 10-K. There have been no material changes to the Company’s risk factors disclosed in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2007, where such factors are discussed on pages 24 through 29.

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: April 24, 2008	By:	/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Executive Vice President
(Principal Executive Officer)

Date: April 24, 2008	By:	/s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)