Form 10-Q
period 2008-06-30
INTERVEST BANCSHARES CORP
filed 2008-07-30
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:
Class A Common Stock, $1.00 par value per share	7,690,812 outstanding as of July 25, 2008

Class B Common Stock, $1.00 par value per share	580,000 outstanding as of July 25, 2008

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

FORM 10-Q

June 30, 2008

Private Securities Litigation Reform Act Safe Harbor Statement

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations concerning future events affecting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company’s risk factors are disclosed in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2007, where such factors are discussed on pages 24 through 29.

PART 1. FINANCIAL INFORMATION - ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At June 30, 2008	At December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$6,402	$5,371
Federal funds sold	3,186	24,178
Commercial paper and other short-term investments	7,138	3,537

Total cash and cash equivalents	16,726	33,086
Securities held to maturity, net (estimated fair value of $428,069 and $345,536, respectively)	430,934	344,105
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	8,428	6,351
Loans receivable (net of allowance for loan losses of $26,609 and $21,593, respectively)	1,696,604	1,592,439
Accrued interest receivable	12,057	10,981
Loan fees receivable	9,746	9,781
Premises and equipment, net	5,641	5,897
Foreclosed real estate	7,272	—
Deferred income tax asset	12,429	10,387
Deferred debenture offering costs, net	3,533	4,098
Other assets	3,800	4,267

Total assets	$2,207,170	$2,021,392

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$3,485	$4,303
Interest-bearing deposit accounts:
Checking (NOW) accounts	6,237	5,668
Savings accounts	8,603	8,399
Money market accounts	325,677	235,804
Certificate of deposit accounts	1,465,681	1,405,000

Total deposit accounts	1,809,683	1,659,174
Borrowed Funds:
Federal Home Loan Bank advances	40,000	—
Subordinated debentures	68,000	76,250
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	3,169	3,282
Mortgage note payable	192	200

Total borrowed funds	168,063	136,434
Accrued interest payable on deposits	6,575	6,706
Mortgage escrow funds payable	27,741	24,079
Official checks outstanding	8,205	12,417
Other liabilities	3,354	3,021

Total liabilities	2,023,621	1,841,831

STOCKHOLDERS’ EQUITY
Preferred stock (300,000 shares authorized, none issued and outstanding)	—	—
Class A common stock ($1.00 par value; 12,000,000 shares authorized; 8,095,151 shares issued; and 7,690,812 outstanding)	8,095	8,095
Class B common stock ($1.00 par value, 700,000 shares authorized, and 580,000 and 385,000 shares issued and outstanding, respectively)	580	385
Additional paid-in-capital, common	78,895	77,176
Retained earnings	105,979	103,905
Treasury stock (404,339 shares, at cost)	(10,000)	(10,000)

Total stockholders’ equity	183,549	179,561

Total liabilities and stockholders’ equity	$2,207,170	$2,021,392

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

($ in thousands, except per share data)	Quarter Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME
Loans receivable	$27,002	$28,652	$53,864	$56,640
Securities	4,629	5,193	9,332	10,180
Other interest-earning assets	145	237	368	527

Total interest and dividend income	31,776	34,082	63,564	67,347

INTEREST EXPENSE
Deposits	20,361	19,799	40,763	38,536
Subordinated debentures	1,380	1,693	2,947	3,464
Subordinated debentures - capital securities	886	886	1,772	1,772
Other borrowed funds	85	111	163	412

Total interest expense	22,712	22,489	45,645	44,184

Net interest and dividend income	9,064	11,593	17,919	23,163
Provision for loan losses	2,753	715	5,016	1,569

Net interest and dividend income after provision for loan losses	6,311	10,878	12,903	21,594

NONINTEREST INCOME
Customer service fees	112	77	226	156
Income from mortgage lending activities	463	392	734	659
Income from the early repayment of mortgage loans	557	1,380	691	2,626
Gain (loss) from early call of investment securities	7	(7)	431	3

Total noninterest income	1,139	1,842	2,082	3,444

NONINTEREST EXPENSES
Salaries and employee benefits	1,390	1,291	2,876	2,666
Occupancy and equipment, net	428	495	869	958
FDIC and general insurance	415	438	863	534
Professional fees and services	507	245	839	475
Data processing	253	214	501	415
Director and committee fees	88	85	168	173
Stationery, printing and supplies	57	53	105	115
Advertising and promotion	61	48	114	109
Postage and delivery	27	35	58	70
Real estate activities expense	714	53	927	53
Loss on the early extinguishment of debentures	118	6	118	19
All other	139	154	277	299

Total noninterest expenses	4,197	3,117	7,715	5,886

Earnings before income taxes	3,253	9,603	7,270	19,152
Provision for income taxes	1,392	4,236	3,128	8,432

Net earnings	$1,861	$5,367	$4,142	$10,720

Basic earnings per share	$0.22	$0.64	$0.50	$1.28
Diluted earnings per share	$0.22	$0.63	$0.50	$1.25
Cash dividends per share	$0.25	$0.25	$0.25	$0.25

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six-Months Ended June 30,
	2008		2007
($ thousands)	Shares	Amount	Shares	Amount
CLASS A COMMON STOCK
Balance at beginning of period	8,095,151	$8,095	7,986,595	$7,986
Issuance of shares upon the conversion of debentures	—	—	108,556	109

Balance at end of period	8,095,151	8,095	8,095,151	8,095

CLASS B COMMON STOCK
Balance at beginning of period	385,000	385	385,000	385
Issuance of shares upon the exercise of stock warrants	195,000	195	—	—

Balance at end of period	580,000	580	385,000	385

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		77,176		75,098
Issuance of shares upon the conversion of debentures		—		1,833
Issuance of shares upon the exercise of Class B stock warrants, inclusive of income tax benefits		1,608		—
Compensation expense related to common stock options		111		—

Balance at end of period		78,895		76,931

RETAINED EARNINGS
Balance at beginning of period		103,905		86,577
Net earnings for the period		4,142		10,720
Dividends on common stock		(2,068)		(2,112)

Balance at end of period		105,979		95,185

TREASURY STOCK
Balance at beginning of period	(404,339)	(10,000)	—	—
Class A common stock repurchased	—	—	(115,200)	(2,786)

Balance at end of period	(404,339)	(10,000)	(115,200)	(2,786)

Total stockholders’ equity at end of period	8,270,812	$183,549	8,364,951	$177,720

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Months Ended June 30,
($ in thousands)	2008	2007
OPERATING ACTIVITIES
Net earnings	$4,142	$10,720
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	279	316
Provision for loan losses	5,016	1,569
Deferred income tax benefit	(2,042)	(637)
Amortization of deferred debenture offering costs	447	520
Loss on early extinguishments of debentures	118	19
Compensation expense related to common stock options	111	—
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(3,152)	(3,956)
Net decrease in accrued interest payable on debentures	(122)	(133)
Net decrease in official checks outstanding	(4,212)	(165)
Net decrease in loan fees receivable	35	464
Net change in all other assets and liabilities	1,548	6,215

Net cash provided by operating activities	2,168	14,932

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	260,073	91,857
Purchases of securities held to maturity	(346,426)	(47,200)
Net increase in loans receivable	(115,723)	(127,575)
Net purchases of FRB and FHLB stock	(2,077)	(1,573)
Net purchases of premises and equipment	(23)	(63)

Net cash used in investing activities	(204,176)	(84,554)

FINANCING ACTIVITIES
Net increase in deposits	150,509	47,753
Net increase in mortgage escrow funds payable	3,662	6,820
Net increase in short-term FHLB advances	40,000	23,000
Principal repayments of debentures and mortgage note payable	(8,258)	(3,837)
Class A common stock repurchased	—	(2,876)
Cash dividends paid to common stockholders	(2,068)	(2,112)
Cash received from issuance of common stock upon exercise of stock warrants	1,467	—
Excess tax benefit from exercise of stock warrants recorded to paid in capital	336	—

Net cash provided by financing activities	185,648	68,748

Net decrease in cash and cash equivalents	(16,360)	(874)
Cash and cash equivalents at beginning of period	33,086	40,195

Cash and cash equivalents at end of period	$16,726	$39,321

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$45,442	$42,686
Income taxes	4,425	7,875
Noncash activities:
Loans transferred to foreclosed real estate	7,272	975
Conversion of debentures and related accrued interest payable and deferred offering costs into Class A common stock, net	—	1,942

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

Note 2 - Description of Business

Intervest Bancshares Corporation is a registered financial holding company referred to by itself in this report as the “Holding Company.” Its wholly owned consolidated subsidiaries are Intervest National Bank (the “Bank”) and Intervest Mortgage Corporation. All three entities are referred to collectively in this report as the “Company” on a consolidated basis. The Company’s business is banking and real estate lending. The Holding Company’s Class A Common Stock is listed on the NASDAQ Global Select Market: Trading Symbol IBCA.

The offices of the Holding Company, Intervest Mortgage Corporation and the Bank’s headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002 and the main telephone number is 212-218-2800.

The Holding Company’s principal business is the ownership and operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending, including the purchase of participations in loans originated by the Bank. From time to time, the Holding Company also issues debt and equity securities to raise funds for working capital purposes. The Holding Company also has four wholly owned subsidiaries, Intervest Statutory Trust II, III, IV and V, that are unconsolidated entities as required by Financial Accounting Standards Board (FASB) Interpretation 46-R, “Consolidation of Variable Interest Entities.” Intervest Statutory Trust II, III, IV and V are statutory business trusts that were formed for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to the Holding Company. They do not conduct any trade or business.

The Bank is a nationally chartered commercial bank that has its headquarters and full-service banking office at One Rockefeller Plaza, Suite 400, in New York City, and a total of six full-service banking offices in Pinellas County, Florida - four in Clearwater, one in Clearwater Beach and one in South Pasadena. The Bank conducts a personalized commercial and consumer banking business that attracts deposits from the general public in the areas served by its banking offices. The Bank also provides internet banking services through its web site: www.intervestnatbank.com, which also attracts deposit customers from outside its primary market areas. Information on this web site is not and should not be considered part of this report and is not incorporated by reference. The deposits, together with funds generated from operations, principal repayments on loans and securities and other sources, are mainly used to originate mortgage loans secured by commercial and multifamily real estate and to purchase investment securities. The Bank maintains capital ratios in excess of the regulatory requirements to be designated as a well-capitalized institution.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 - Description of Business - Continued

Intervest Mortgage Corporation’s business focuses on the origination of first and junior mortgage loans secured by commercial and multifamily real estate. It also provides loan origination services to the Bank and earns fees for such services. Intervest Mortgage Corporation funds its loans through the issuance of subordinated debentures in public offerings. Competitive market conditions and resulting lower pricing since early 2007 for new loans have decreased Intervest Mortgage Corporation’s loan originations significantly from its historical levels, and only one loan was originated in the first six months of 2008. Intervest Mortgage Corporation has also experienced a significant increase in nonaccrual loans. At June 30, 2008, 33% of its mortgage loan portfolio ($28.8 million) was on nonaccrual status, which has adversely affected its net interest income and cash flows derived therefrom, and has placed an even greater reliance on fee income and cash flows generated from Intervest Mortgage Corporation’s intercompany services provided to the Bank. Such fee income is eliminated in the Company’s consolidated financial statements.

The Company’s lending activities are comprised almost entirely of the origination for its loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and vacant land). Loans in the portfolio had an average life of approximately 4 years at June 30, 2008.

The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State and the State of Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens, Long Island, Staten Island and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Orlando, Fort Lauderdale, Hollywood and Miami. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At June 30, 2008, the Company also had loans on properties in Alabama, Connecticut, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina and Virginia.

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

The Company’s profitability is also affected by the level of its noninterest income and expenses, provision for loan losses and income tax expense. Noninterest income consists mostly of loan and other banking fees as well as income from loan prepayments. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and or interest in certain cases, in accordance with the prepayment provisions of the mortgage loan. The Company’s income from loan prepayments fluctuates and cannot be predicted. Normally, loan prepayments tend to increase during periods of declining interest rates and tend to decrease during periods of increasing interest rates. However, given the nature and type of mortgage loans the Company originates, including their short average life, the Company may still experience loan prepayments notwithstanding the effects of movements in interest rates. Noninterest expenses consist of the following: salaries and employee benefits, occupancy and equipment, data processing, advertising and promotion, professional fees and services, FDIC insurance, general insurance and other operating and general expenses. The Company’s profitability is also significantly affected by general and local economic conditions, competition, changes in market interest rates, changes in real estate values, government policies and actions of regulatory authorities.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 - Description of Business - Continued

The Company has experienced a significant increase in nonperforming assets since March 2007. As described in more detail elsewhere in this report, total nonperforming assets at June 30, 2008 aggregated to $126.4 million, or 5.72% of the Company’s total assets. At June 30, 2008, nonperforming assets were comprised of $119.1 million of nonaccrual loans, or 23 loans, and $7.3 million of real estate acquired through foreclosure, or 2 properties. Although the Company has never originated or acquired subprime loans nor invested in securities collateralized by subprime loans, the subprime loan crisis and resulting impact on the credit markets has affected the Company indirectly through reductions in overall real estate values, reduced home sales and construction, and a weakening of the overall economy, particularly in the State of Florida. The Company has also experienced the effects of misconduct committed by certain of its borrowers, which required the Company to place certain loans that are collateralized by income producing properties on nonaccrual status, in some instances due to involuntary bankruptcy filings filed by third parties against the borrowers. Such filings resulted in the cessation of monthly loan payments to the Company and delay the Company’s ability to move forward with foreclosure or other proceedings to acquire and sell the collateral property. Although the Company has not experienced any loan chargeoffs in connection with its nonaccrual loans to date, it has incurred increased provisions for loan losses, expenses associated with credit collections and protecting its interest in nonperforming assets, and the loss of interest income on such assets, all of which has adversely affected the Company’s results of operations. At June 30, 2008, two nonaccrual loans totaling $32.9 million have a specific valuation allowance in the aggregate amount of $2.5 million (recorded as part of the overall allowance for loan losses) in accordance with SFAS 114. The Company believes that the estimated fair value of each of the remaining properties that collateralize its nonaccrual loans continues to exceed its net recorded investment in each related nonaccrual loan as of June 30, 2008, and as such a specific SFAS 114 valuation allowance was not maintained on those loans. Estimated loan-to-value ratios on such loans range from 52% to 87% at June 30, 2008.

The Company expects $22.2 million (outstanding principal) of nonaccrual loans ($18.4 million is held by Intervest Mortgage Corporation and $3.8 million is held by the Bank) to be repaid in full in the third quarter of 2008 through the scheduled sale of various collateral properties by the bankruptcy trustee. In addition, properties acquired through foreclosure are being marketed for sale, although the timing of the disposition is uncertain.

There can be no assurance that the Company will not incur additional loan loss provisions, loan chargeoffs or significant expenses in connection with the ultimate collection of its nonaccrual loans, which collection is anticipated to be through the eventual sale of the collateral property in most cases. The Company may also incur significant expenses in carrying and disposing of properties acquired through foreclosure. A prolonged downturn in real estate values and local economic conditions, as well as other factors, could have an adverse impact on the Company’s asset quality and the future level of nonperforming assets, chargeoffs and profitability.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity
At June 30, 2008
U.S. government agencies (1)	271	$422,903	$861	$1,929	$421,835	4.25%	4.3 Years
Corporate	8	8,031	—	1,797	6,234	4.73%	25.1 Years

	279	$430,934	$861	$3,726	$428,069	4.26%	4.7 Years

At December 31, 2007
U.S. government agencies (1)	214	$336,074	$1,640	$14	$337,700	4.99%	3.5 Years
Corporate	8	8,031	7	202	7,836	5.78%	25.6 Years

	222	$344,105	$1,647	$216	$345,536	5.01%	4.0 Years

(1)	Consist of debt obligations of FHLB, FNMA, FHLMC or FFCB.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

($ in thousands)	Number of Securities	Less Than Twelve Months		Twelve Months or Longer		Total
		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At June 30, 2008
U.S. government agencies	164	$260,546	$1,929	$—	$—	$260,546	$1,929
Corporate	8	5,451	1,580	783	217	6,234	1,797

	172	$265,997	$3,509	$783	$217	$266,780	$3,726

At December 31, 2007
U.S. government agencies	6	$5,348	$6	$5,997	$8	$11,345	$14
Corporate	6	939	83	4,911	119	5,850	202

	12	$6,287	$89	$10,908	$127	$17,195	$216

Management believes that the cause of unrealized gains and losses in the portfolio is directly related to changes in interest rates, which is consistent with its experience. In general, as interest rates rise, the estimated fair value of fixed rate securities will decrease; as interest rates fall, their estimated fair value will increase. Nearly all of the securities in the portfolio have fixed rates or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty. The estimated fair values for all of the securities above are obtained from third-party brokers, who provide the Bank quoted prices derived from active markets for identical or similar securities.

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

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity as of June 30, 2008 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$23,835	$23,968	4.65%
Due after one year through five years	274,796	274,199	3.96
Due after five years through ten years	110,291	109,953	4.77
Due after ten years	22,012	19,949	4.91

	$430,934	$428,069	4.26%

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At June 30, 2008		At December 31, 2007
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	357	$1,039,171	322	$932,351
Residential multifamily loans	245	662,055	244	657,387
Land development and other land loans	15	30,109	17	33,318
Residential 1-4 family loans	2	475	2	486
Commercial business loans	17	645	19	575
Consumer loans	23	428	15	315

Loans receivable	659	1,732,883	619	1,624,432

Deferred loan fees		(9,670)		(10,400)

Loans receivable, net of deferred fees		1,723,213		1,614,032

Allowance for loan losses		(26,609)		(21,593)

Loans receivable, net		$1,696,604		$1,592,439

At June 30, 2008 and December 31, 2007, there were $119.1 million and $90.8 million of loans on a nonaccrual status, respectively, and considered impaired under the criteria of SFAS 114. At June 30, 2008, two nonaccrual loans totaling $32.9 million have a specific valuation allowance in the aggregate amount of $2.5 million (recorded as part of the overall allowance for loan losses) in accordance with SFAS 114. The Company believes that the estimated fair value of each of the remaining properties that collateralize its nonaccrual loans exceeded its net recorded investment in each related nonaccrual loan during the reporting periods, and as such a specific SFAS 114 valuation allowance was not maintained on those loans at any time. No other loans were classified as impaired. At June 30, 2008, two loans in the amount of $3.1 million were classified as ninety days past due and still accruing interest, compared to two loans totaling $11.9 million at December 31, 2007.

Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $2.6 million for the quarter ended June 30, 2008 and $4.8 million for the six-months ended June 30, 2008, compared to $0.4 million and $0.6 million, respectively, for the same periods of 2007. The average principal balance of nonaccrual loans (same as impaired loans) for the quarter and six-months ended June 30, 2008 was $123.1 million and $109.5 million, respectively, and $22.2 million and $15.1 million for the quarter and six-months ended June 30, 2007, respectively.

Note 5 - Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2008	2007	2008	2007
Balance at beginning of period	$23,856	$18,687	$21,593	$17,833
Provision for loan losses charged to expense	2,753	715	5,016	1,569

Balance at end of period	$26,609	$19,402	$26,609	$19,402

Note 6 - Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At June 30, 2008		At December 31, 2007
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$576,980	4.43%	$495,002	4.82%
Over one to two years	357,525	4.69	296,318	4.74
Over two to three years	156,842	4.86	233,248	4.81
Over three to four years	150,596	5.27	129,949	5.27
Over four years	223,738	5.09	250,483	5.16

	$1,465,681	4.73%	$1,405,000	4.90%

Certificate of deposit accounts (CDs) of $100,000 or more totaled $620 million and $586 million at June 30, 2008 and December 31, 2007, respectively, and included brokered CDs of $165 million and $166 million at each date, respectively. At June 30, 2008, CDs of $100,000 or more by remaining maturity were as follows: $196 million due within one year; $136 million due over one to two years; $64 million due over two to three years; $76 million due over three to four years; and $148 million due over four years.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 - Subordinated Debentures and Mortgage Note Payable

Subordinated debentures by series and mortgage note payable are summarized as follows:

($ in thousands)	At June 30, 2008	At December 31, 2007
INTERVEST MORTGAGE CORPORATION:
Series 01/21/03 - interest at 7.00% fixed - due July 1, 2008 (1)	$—	$3,000
Series 07/25/03 - interest at 6.75% fixed - due October 1, 2008	3,000	3,000
Series 11/28/03 - interest at 6.50% fixed - due April 1, 2009	3,500	3,500
Series 03/21/05 - interest at 6.25% fixed - due April 1, 2009	3,000	3,000
Series 01/17/02 - interest at 7.75% fixed - due October 1, 2009 (1)	—	2,250
Series 08/12/05 - interest at 6.25% fixed - due October 1, 2009	2,000	2,000
Series 08/05/02 - interest at 7.75% fixed - due January 1, 2010 (1)	—	3,000
Series 06/07/04 - interest at 6.50% fixed - due January 1, 2010	4,000	4,000
Series 01/21/03 - interest at 7.25% fixed - due July 1, 2010	3,000	3,000
Series 06/12/06 - interest at 6.50% fixed - due July 1, 2010	2,000	2,000
Series 07/25/03 - interest at 7.00% fixed - due October 1, 2010	3,000	3,000
Series 11/28/03 - interest at 6.75% fixed - due April 1, 2011	4,500	4,500
Series 03/21/05 - interest at 6.50% fixed - due April 1, 2011	4,500	4,500
Series 08/12/05 - interest at 6.50% fixed - due October 1, 2011	4,000	4,000
Series 06/07/04 - interest at 6.75% fixed - due January 1, 2012	5,000	5,000
Series 06/12/06 - interest at 6.75% fixed - due July 1, 2012	4,000	4,000
Series 03/21/05 - interest at 7.00% fixed - due April 1, 2013	6,500	6,500
Series 08/12/05 - interest at 7.00% fixed - due October 1, 2013	6,000	6,000
Series 06/12/06 - interest at 7.00% fixed - due July 1, 2014	10,000	10,000

	68,000	76,250
INTERVEST NATIONAL BANK:
Mortgage note payable (2) – interest at 7% fixed - due February 1, 2017	192	200

	$68,192	$76,450

(1)	Debentures were repaid with cash on hand on April 1, 2008 prior to their stated maturity as follows: Series 1/17/02 debentures due October 1, 2009; Series 8/5/02 debentures due January 1, 2010; and Series 1/21/03 debentures due 7/1/08 for an aggregate total of $8.3 million of principal and $496,000 of related accrued interest payable. A loss of $118,000 from the early extinguishment was recorded in April 2008, which represents the expensing of remaining related unamortized issuance costs.
(2)	The note cannot be prepaid except during the last year of its term.

Interest is paid quarterly on the debentures except for the following: $1.3 million of Series 11/28/03; $1.4 million of Series 6/7/04; $1.9 million of Series 3/21/05; $1.8 million of Series 8/12/05 and $2.3 million of Series 6/12/06, all of which accrue and compound interest quarterly, with such interest due and payable at maturity. Holders of Series 1/21/03 through Series 8/12/05 can require Intervest Mortgage Corporation, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05). However, in no calendar year can the required purchases be more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis. Intervest Mortgage Corporation may redeem its debentures at any time, in whole or in part, for face value. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Scheduled contractual maturities as of June 30, 2008 were as follows:

($ in thousands)	Principal	Accrued Interest
For the period July 1, 2008 to December 31, 2008 (1)	$3,008	$1,002
For the year ended December 31, 2009 (2)	8,517	328
For the year ended December 31, 2010 (3)	12,019	268
For the year ended December 31, 2011	13,020	574
For the year ended December 31, 2012	9,021	282
Thereafter	22,607	569

	$68,192	$3,023

(1)	Includes debentures scheduled to be repaid from cash on hand on August 1, 2008 prior to their stated maturity as follows:

Series 7/25/03 debentures due October 1, 2008 for $3.0 million in principal and $17,000 of related accrued interest payable.

(2)	Includes debentures scheduled to be repaid from cash on hand on September 1, 2008 prior to their stated maturity as follows:

Series 11/28/03 and 3/21/05 due April 1, 2009 for aggregate principal of $6.5 million and $247,000 of related accrued interest payable.

(3)	Includes debentures scheduled to be repaid from cash on hand on September 1, 2008 prior to their stated maturity as follows:

Series 1/23/03 due July 1, 2010 for $3.0 million of principal and $36,000 of related accrued interest payable. A loss from the early extinguishments (on August 1 and September 1, 2008) of all these debentures totaling approximately $113,000 will be recorded in the third quarter of 2008. The loss represents the expensing of remaining related unamortized issuance costs.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - Short-Term Borrowings and Lines of Credit

At June 30, 2008, the Bank had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), the Bank can also borrow from these institutions on a secured basis. At June 30, 2008, the Bank had available collateral consisting of investment securities to support additional total borrowings of $369 million from the FHLB and FRB.

The following is a summary of certain information regarding short-term borrowings in the aggregate:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2008	2007	2008	2007
Balance at period end (1)	$40,000	$48,000	$40,000	$48,000
Maximum amount outstanding at any month end	$40,000	$48,000	$40,000	$48,000
Average outstanding balance for the period	$14,237	$7,838	$11,545	$14,844
Weighted-average interest rate paid for the period	2.28%	5.48%	2.72%	5.49%
Weighted-average interest rate at period end	2.31%	5.40%	2.31%	5.40%

(1)	Balance at June 30, 2008 matures in July 2008.

Note 9 - Common Stock Options and Warrants

The Holding Company has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options and other forms of incentive compensation may be awarded to officers, employees and directors of the Holding Company and its subsidiaries. The maximum number of shares of Class A common stock that may be awarded under the Plan is 750,000. At June 30, 2008, 617,860 shares of Class A common stock were available for award.

A summary of the activity in the Holding Company’s common stock options and warrants and related information for the six-months ended June 30, 2008 follows (intrinsic value is presented in thousands):

	Exercise Price Per Option	Wtd.-Avg. Exercise Price
Class A Common Stock Options:	$17.10

Outstanding at December 31, 2007	137,640	$17.10
Forfeited	(4,800)	$17.10
Expired (1)	(700)	$17.10

Outstanding at June 30, 2008	132,140	$17.10

Remaining contractual term at June 30, 2008 (2) (3)	9.46 years

	Exercise Price Per Warrant		Total Warrants	Wtd.-Avg. Exercise Price
Class B Common Stock Warrants:	$6.67	$10.00

Outstanding at December 31, 2007	145,000	50,000	195,000	$7.52
Exercised (4)	(145,000)	(50,000)	(195,000)	$7.52

Outstanding at June 30, 2008	—	—	—

(1)	Represent vested options issued to former employees that expired unexercised.
(2)	Options expire on December 13, 2017, or earlier under certain conditions, and vest in equal installments as follows: one third (45,880) vested on December 13, 2007 (grant date) and are exercisable, and one third vest and become exercisable on December 13, 2008 and 2009, respectively.
(3)	Intrinsic value is zero since the closing price of the Class A common stock on June 30, 2008 of $5.12 was below the exercise price of the options.
(4)	Total intrinsic value of Class B warrants exercised in 2008 was $1.0 million and the related income tax benefit was $0.3 million, which was recorded in paid in capital. Intrinsic value was calculated using the closing stock price of $12.40 of the Class A common stock on January 22, 2008 in excess of the exercise price multiplied by the number of warrants exercised. There is no trading market for the Class B common stock. The Class B common stock can be converted into Class A common stock on a share-for-share basis at anytime.

In the first six-months of 2008, $111,000 of compensation expense was recorded in connection with stock options outstanding with a corresponding increase to paid in capital. There was no such compensation expense in the same period of 2007. At June 30, 2008, there was $325,000 of unrecognized compensation cost related to outstanding stock options granted in 2007, of which approximately $111,000 is expected to be recognized over the remainder of 2008 and $214,000 in 2009.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 - Earnings Per Share (EPS)

Basic and diluted EPS are calculated in accordance with SFAS 128, “Earnings per Share.” Basic EPS is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding. Diluted EPS is calculated by dividing adjusted net earnings by the weighted-average number of shares of common stock and dilutive potential common stock shares that may be outstanding in the future.

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

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands, except share and per share amounts)	2008	2007	2008	2007
Basic Earnings Per Share:
Net earnings applicable to common stockholders	$1,861	$5,367	$4,142	$10,720
Weighted-Average number of common shares outstanding	8,270,812	8,416,248	8,247,241	8,394,791

Basic Earnings Per Share	$0.22	$0.64	$0.50	$1.28

Diluted Earnings Per Share:
Net earnings applicable to common stockholders	$1,861	$5,367	$4,142	$10,720
Adjustment to net earnings from assumed conversion of debentures (1)	—	11	—	44
Adjusted net earnings for diluted earnings per share computation	$1,861	$5,378	$4,142	$10,764

Weighted-Average number of common shares outstanding:
Common shares outstanding	8,270,812	8,416,248	8,247,241	8,394,791
Potential dilutive shares resulting from exercise of warrants /options (2)	—	81,341	4,348	83.832
Potential dilutive shares resulting from conversion of debentures (3)	—	80,450	—	108,195

Total average number of common shares outstanding used for dilution	8,270,812	8,578,039	8,251,589	8,586,818

Diluted Earnings Per Share	$0.22	$0.63	$0.50	$1.25

(1)	Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.
(2)	All outstanding options/warrants were considered for the EPS computations, except for 132,140 options granted in December 2007, which were not dilutive because the exercise price was above the average market price of the Class A common stock during both periods of 2008.
(3)	Convertible debentures (principal and accrued interest outstanding) were convertible into common stock at a price of $18.00 per share in 2007. Shares are computed based on average balances outstanding during each period of 2007. There were no convertible debentures outstanding in the 2008 periods.

Note 11 - Off-Balance Sheet Financial Instruments

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11 - Off-Balance Sheet Financial Instruments - Continued

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

($ in thousands)	At June 30, 2008	At December 31, 2007
Unfunded loan commitments	$112,602	$82,545
Available lines of credit	840	654
Standby letters of credit	—	300

	$113,442	$83,499

Note 12 - Regulatory Capital

The Company is subject to regulation, examination and supervision by the FRB. The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency of the United States of America (OCC).

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet them can initiate certain mandatory and possible discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These capital amounts are also subject to qualitative judgement by the regulators about components, risk weighting and other factors. Quantitative measures established by the regulations to ensure capital adequacy require the Company, on a consolidated basis, and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined by the regulations.

The Federal Reserve allows trust preferred securities to be included in the Tier 1 capital of bank holding companies (BHC), but with stricter limitations on the use of such securities becoming fully effective by March 31, 2009. Until then, BHCs generally must comply with the current Tier 1 capital limits. As of June 30, 2008 and December 31, 2007, assuming the Holding Company had excluded all of its eligible trust preferred securities (which totaled $55 million) from Tier 1 Capital and included such amount in Tier 2 capital, the Company would still have exceeded its minimum capital requirement threshold under the regulatory framework for prompt corrective action.

Management believes, as of June 30, 2008 and December 31, 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject. The most recent notification from the Bank’s regulators categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Management is not aware of any current conditions or events outstanding that would change the designation from well capitalized.

At June 30, 2008, the actual capital of the Company (consolidated basis) on a percentage basis was as follows:

	Actual Ratios	Minimum Requirement	To Be Considered Well Capitalized
Total capital to risk-weighted assets	14.07%	8.00%	NA
Tier 1 capital to risk-weighted assets	12.82%	4.00%	NA
Tier 1 capital to total average assets – leverage ratio	10.95%	4.00%	NA

At June 30, 2008, the actual capital of the Bank on a percentage basis was as follows:

	Actual Ratios	Minimum Requirement	To Be Considered Well Capitalized
Total capital to risk-weighted assets	12.69%	8.00%	10.00%
Tier 1 capital to risk-weighted assets	11.44%	4.00%	6.00%
Tier 1 capital to total average assets – leverage ratio	9.72%	4.00%	5.00%

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13 - Contingencies

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

Note 14 - Recent Accounting Pronouncements

SFAS 141(R) - Business Combinations. SFAS 141(R) is effective for the Company’s 2009 financial statements. SFAS 141(R) requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this statement is expected to have no effect on the Company’s financial statements.

SFAS 157 - Fair Value Measurements. On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements.” SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of this statement had no effect on the Company’s financial statements.

The following disclosures, which include certain disclosures that are generally not required in interim period financial statements, are included herein as a result of the adoption of SFAS 157.

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Currently, the Company has no assets or liabilities that are recorded at fair value on a recurring basis, such as securities available for sale. From time to time however, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans and foreclosed real estate. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

In accordance with SFAS 157, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value, as follows:

•	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets;

•

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market; and

•

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

The Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 - Recent Accounting Pronouncements - Continued

The following describes valuation methodologies used for assets measured at fair value on a non-recurring basis.

Impaired Loans. Nearly all of the Company’s loans are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Company’s impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company’s net recorded investment in the loan or the estimated fair value of the collateral less estimated selling costs. Adjustments to recorded investment are made through specific valuation allowances that are recorded as part of the overall allowance for loan losses. Estimates of fair value is determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s two senior lending officers (the Chairman and the President of the Bank) related to values of properties in the Company’s market areas. These officers take into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans is classified as Level 3.

Foreclosed Real Estate. Foreclosed real estate represents real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of any allowance for losses if any, at the lower of cost or estimated fair value less estimated selling costs. Fair value is estimated in the same manner as impaired loans and, as such, is also classified as Level 3. As these properties are actively marketed, estimated fair value may be periodically adjusted though an allowance for losses to reflect changes in values resulting from changing market conditions.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value at June 30, 2008.

	Net carrying value at June 30, 2008				Total Losses (1)
($ in thousands)	Total	Level 1	Level 2	Level 3	Quarter Ended June 30, 2008	Six-Months Ended June 30, 2008
Impaired loans	$119,078	—	—	$119,078	$2,458	$2,458
Foreclosed real estate	$7,272	—	—	$7,272	—	—

(1)	Represents a specific valuation allowance (recorded as part of the overall allowance for loan losses) for two nonaccrual loans totaling $32.9 million in accordance with SFAS 114.

SFAS 159 - Fair Value Accounting. On January 1, 2008, the Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The adoption of this statement had no effect on the Company’s financial statements.

SFAS 160 - Noncontrolling Interest in Consolidated Financial Statements. In December 2007, the FASB issued SFAS 160 and it’s effective for the Company’s 2009 financial statements. Its objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. The adoption of this statement is not expected to have any effect on the Company’s financial statements.

SFAS 161 - Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133.” In March 2008, the FASB issued SFAS 161, which provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. SFAS 161 also requires certain tabular formats for disclosing such information. SFAS 161 is effective for the Company in 2009. SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133. Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements as a result of contingent credit-related features. The Company does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps. Accordingly, the adoption of SFAS 161 is expected to have no impact on its financial statements.

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, P.A., P.C., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2008 and for the three and six-month periods ended June 30, 2008 and 2007 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith, P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of June 30, 2008 and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2008 and 2007, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
July 25, 2008

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

Intervest Bancshares Corporation has two wholly owned consolidated subsidiaries, Intervest National Bank and Intervest Mortgage Corporation (hereafter, together with Intervest Bancshares Corporation, referred to collectively as the “Company” on a consolidated basis). Intervest Bancshares Corporation and Intervest National Bank may be referred to individually as the “Holding Company” and the “Bank,” respectively. The Holding Company also has four wholly owned unconsolidated subsidiaries, Intervest Statutory Trust II, III, IV and V, which were formed in connection with the issuance of trust preferred securities. For a more detailed discussion of the Company’s business, see note 2 to the condensed consolidated financial statements in this report.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Selected balance sheet information by entity as of June 30, 2008 follows:

($ in thousands)	Holding Company	Intervest National Bank	Intervest Mortgage Corporation	Inter- Company Amounts (1)	Consolidated
Cash and cash equivalents	$1,927	$8,503	$14,001	$(7,705)	$16,726
Security investments	—	439,362	—	—	439,362
Loans receivable, net of deferred fees	2,606	1,634,186	86,421	—	1,723,213
Allowance for loan losses	(30)	(25,181)	(1,398)	—	(26,609)
Investment in consolidated subsidiaries	232,564	—	—	(232,564)	—
All other assets	3,459	46,336	4,776	(93)	54,478

Total assets	$240,526	$2,103,206	$103,800	$(240,362)	$2,207,170

Deposits	$—	$1,817,389	$—	$(7,706)	$1,809,683
Borrowed funds and related interest payable	56,839	40,201	71,023	—	168,063
All other liabilities	138	43,797	2,032	(92)	45,875

Total liabilities	56,977	1,901,387	73,055	(7,798)	2,023,621

Stockholders’ equity	183,549	201,819	30,745	(232,564)	183,549

Total liabilities and stockholders’ equity	$240,526	$2,103,206	$103,800	$(240,362)	$2,207,170

(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments in subsidiaries.

A comparison of selected consolidated balance sheet information follows:

	At June 30, 2008		At December 31, 2007
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$16,726	0.7%	$33,086	1.6%
Security investments	439,362	19.9	350,456	17.3
Loans receivable, net of deferred fees and loan loss allowance	1,696,604	76.9	1,592,439	78.8
All other assets	54,478	2.5	45,411	2.3

Total assets	$2,207,170	100.0%	$2,021,392	100.0%

Deposits	$1,809,683	82.0%	$1,659,174	82.1%
Borrowed funds and related interest payable	168,063	7.6	136,434	6.7
All other liabilities	45,875	2.1	46,223	2.3

Total liabilities	2,023,621	91.7	1,841,831	91.1

Stockholders’ equity	183,549	8.3	179,561	8.9

Total liabilities and stockholders’ equity	$2,207,170	100.0%	$2,021,392	100.0%

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. Cash and cash equivalents decreased to $17 million at June 30, 2008, from $33 million at December 31, 2007. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Security Investments

Securities are classified as held to maturity and are carried at amortized cost when management has the intent and ability to hold them to maturity. Such investments, all of which are held by the Bank, increased to $431 million at June 30, 2008, from $344 million at December 31, 2007. The increase reflected new purchases exceeding maturities and calls during the period.

The Bank invests in U.S. government agency debt obligations to emphasize safety and liquidity. The Company does not own or invest in collateralized debt obligations or collateralized mortgage obligations. At June 30, 2008, securities held to maturity consisted of debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $423 million and corporate securities (trust preferred notes) of $8 million. At June 30, 2008, the entire portfolio had a weighted-average yield of 4.26% and a weighted-average remaining maturity of 4.7 years, compared to 5.01% and 4.0 years, respectively, at December 31, 2007. Nearly all of the securities in the portfolio have fixed rates of interest or have predetermined rate increases, and many have call features that allow the issuer to call the security before its stated maturity without penalty. The sharp decline in market interest rates during the first quarter of 2008 resulted in a higher level of securities being called by the issuers.

At June 30, 2008 and December 31, 2007, the held-to-maturity portfolio’s estimated fair value was $428 million and $346 million, respectively. At June 30, 2008, the held-to-maturity portfolio had a net unrealized loss of $2.9 million, compared to a net unrealized gain of $1.4 million at December 31, 2007. Management believes that the cause of unrealized losses and gains in the portfolio is directly related to changes in market interest rates, which is consistent with its experience. In general, as interest rates rise, the estimated fair value of fixed-rate securities will decrease; as interest rates fall, their estimated fair value will increase. Management views any unrealized losses to be temporary based on the impact of changes in interest rates and the high credit quality of the securities. In addition, the Bank has the ability and intent to hold the securities that have unrealized losses for a period of time sufficient for the estimated fair value of the securities to recover, which may be at maturity. Historically, the Bank has always recovered the cost of its investment securities upon maturity.

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), the Bank maintains an investment in the capital stock of each entity, which amounted to $3.6 million and $4.8 million, respectively, at June 30, 2008. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and most recently was 7.8%. The total investment, which amounted to $8.4 million at June 30, 2008, compared to $6.4 million at December 31, 2007, fluctuates based on the Bank’s capital level for the FRB stock and the Bank’s loans and outstanding FHLB borrowings for the FHLB stock.

Loans Receivable, Net of Deferred Fees and Allowance for Loan Losses

Loans receivable, net of deferred fees, increased to $1.72 billion at June 30, 2008, from $1.61 billion at December 31, 2007. The growth reflected new mortgage loan originations secured by commercial and multifamily real estate exceeding principal repayments. The new loans are predominantly fixed-rate with a weighted-average yield and term of 6.36% and 5.3 years, respectively.

Competitive market conditions and resulting lower pricing for new loans has made it more difficult to identify suitable mortgage investment opportunities, which has resulted in lower volumes of loan originations, particularly in the case of Intervest Mortgage Corporation. In addition, the Company has historically originated short-term real estate mortgage loans with either fixed or variable interest rates. Commencing in early 2007, as a result of competitive market conditions, the Company began placing greater reliance on fixed rate loan originations with somewhat longer maturities. To illustrate, fixed-rate loans constituted approximately 67% of the loan portfolio at June 30, 2008, compared to approximately 40% at December 31, 2006. Loans in the portfolio had an average life of approximately 4 years at June 30, 2008, compared with 3 years at December 31, 2006.

Loan originations and repayments for the last eight consecutive quarters are summarized in the following table:

($ in thousands)	Jun 30, 2008	Mar 31, 2008	Dec 31, 2007	Sep 30, 2007	Jun 30, 2007	Mar 31, 2007	Dec 31, 2006	Sep 30, 2006
Originations:
Intervest National Bank	$129,013	$95,990	$80,919	$140,137	$146,499	$138,687	$105,941	$142,016
Intervest Mortgage Corp	—	1,200	6,933	16,650	18,355	6,450	5,033	5,400

	$129,013	$97,190	$87,852	$156,787	$164,854	$145,137	$110,974	$147,416

Principal Repayments:
Intervest National Bank	$73,948	$26,129	$99,316	$140,155	$82,040	$78,302	$96,373	$83,526
Intervest Mortgage Corp.	5,927	4,452	3,252	6,759	12,459	7,714	16,391	11,172
Holding Company (1)	12	12	14	41	1,830	72	70	57

	$79,887	$30,593	$102,582	$146,955	$96,329	$86,088	$112,834	$94,755

(1)	Excludes the repurchase by the Bank of the Holding Company’s participations in loans originated by the Bank.

Loans receivable is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self storage facilities and vacant land). At June 30, 2008, such loans consisted of 617 loans with an aggregate principal balance of $1.73 billion and an average loan size of $2.8 million. Loans with principal balances of more than $10 million consisted of 20 loans or $272 million, with the largest loan being $20.6 million. Loans with principal balances of $5 million to $10 million consisted of 78 loans and aggregated to $532 million.

Nonaccrual (Impaired) Loans

Nonaccrual loans increased to $119.1 million (23 loans) at June 30, 2008, from $90.8 million (18 loans) at December 31, 2007. At June 30, 2008, there were two loans totaling $3.1 million classified as ninety days past due and still accruing interest, compared to two loans totaling $11.9 million classified as such at December 31, 2007. Nonaccrual loans are considered impaired under the criteria of SFAS 114 “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements 5 and 15”. At June 30, 2008, two nonaccrual loans totaling $32.9 million have a specific valuation allowance in the aggregate amount of $2.5 million (recorded as part of the overall allowance for loan losses) in accordance with SFAS 114. The Company believes that the estimated fair value of each of the remaining properties that collateralize its nonaccrual loans continues to exceed its net recorded investment in each related nonaccrual loan as of June 30, 2008, and as such a specific SFAS 114 valuation allowance was not maintained on those loans. Estimated loan-to-value ratios on such loans range from 52% to 87% at June 30, 2008. The Company expects $22.2 million (outstanding principal) of nonaccrual loans to be repaid in full in the third quarter of 2008 through the scheduled sale of various collateral properties by the bankruptcy trustee. At June 30, 2008 and December 31, 2007, there were no other loans classified as impaired.

Estimates of fair value of the collateral properties is determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s two senior lending officers (the Chairman and the President of the Bank) related to values of properties in the Company’s market areas. These officers take into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Determination of the need for updating appraisals, where practical, is made on a loan-by-loan basis.

Nonaccrual loans are summarized for the Bank and Intervest Mortgage Corporation (IMC) as follows:

($ in thousands)					Principal Balance Outstanding
Property Type	City	State	Lender	Date Nonaccrual	Jun 30, 2008	Dec 31, 2007	Notes
Retail store	Avenel	New Jersey	Bank	March 2007	$3,064	$3,064	(1)
Retail stores	Neptune	New Jersey	Bank	March 2007	1,962	2,439	(1)
Retail stores	South Amboy	New Jersey	Bank	March 2007	2,220	2,220	(1)
Retail store	Little Silver	New Jersey	Bank	March 2007	739	739	(1)
Multifamily	Long Island	New York	Bank	June 2007	11,316	11,316	(2)
Hotel	St. Augustine	Florida	Bank	June 2007	9,053	9,053	(3)
Multifamily	New York	New York	Bank	August 2007	3,864	3,864	(4)
Undeveloped land	North Fort Myers	Florida	Bank	September 2007	—	3,330	(6)
Multifamily	Lauderhill	Florida	Bank	November 2007	18,012	18,012	(7)
Multifamily	Hollywood	Florida	Bank	September 2007	—	4,065	(9)
Office building	Sunny Isles	Florida	Bank	September 2007	4,284	4,284	(10)
Undeveloped land	Long Island City	New York	Bank	March 2008	11,001	—	(8)
Vacant land	Hollywood	Florida	Bank	April 2008	2,724	—	(8)
Mobile home park	Perryville	Maryland	Bank	May 2008	4,024	—	(8)
Office building	Staten Island	New York	Bank	May 2008	5,761	—	(11)
Motel	Lakewood	New Jersey	Bank	June 2008	1,390	—	(8)
Multifamily	Melbourne	Florida	Bank	June 2008	10,906	—	(12)

					$90,320	$62,386
Hotel	St. Augustine	Florida	IMC	July 2007	6,034	6,034	(3)
Multifamily	New York	New York	IMC	August 2007	4,445	4,445	(4)
Multifamily	New York	New York	IMC	August 2007	4,387	4,387	(4)
Multifamily	New York	New York	IMC	August 2007	4,178	4,178	(4)
Multifamily	New York	New York	IMC	August 2007	4,119	4,119	(4)
Multifamily	New York	New York	IMC	August 2007	1,249	1,249	(4)
Office building	Brooklyn	New York	IMC	October 2006	2,299	2,299	(5)
Hotel	Howell	New Jersey	IMC	December 2007	1,659	1,659	(8)
Office building	Staten Island	New York	IMC	May 2008	388	—	(11)

					$28,758	$28,370

					$119,078	$90,756

(1)	One principal guarantees each of the four loans totaling $8.0 million. Foreclosure proceedings are in progress but have been stayed by reason of a bankruptcy filing. The proceedings involve multiple properties. In June 2008, one property was sold by the Bankruptcy Trustee and netted $477,000 to the Bank, which was applied as a reduction of outstanding principal. Another two properties are under a contract of sale as per the Bankruptcy Trustee, which is expected to net approximately $1.3 million to the Bank, which would also be applied to the reduction of principal. It expected that the Bank will eventually take title to any unsold properties and market them for sale overtime.
(2)	Foreclosure proceedings are in progress. A receiver has been appointed and has taken control of the property and the rents. Currently, the rents are not sufficient to cover the operating costs of the property and the Bank is funding the shortfall as necessary, including paying real estate taxes directly, in order to protect its interest in the property.
(3)	Both amounts represent one loan ($15.1 million) originated by the Bank. Intervest Mortgage Corporation owns a participation in this loan. The loan is secured by a waterfront hotel, restaurant and marina resort. Foreclosure proceedings are in progress but remain stayed by reason of a bankruptcy filing. This loan has a specific valuation allowance under SFAS 114 of $0.5 million.
(4)	All six loans totaling $22.2 million are to borrowers with common principals. The principals are experiencing legal difficulties in connection with activities alleged by independent third parties to be fraudulent with respect to the placing of unauthorized and unrecorded mortgages on these and other properties. In July 2007, independent third parties filed an involuntary bankruptcy proceeding against the borrowers and the principals. A Trustee has been appointed and has taken control of the properties and the rents. In April 2008, the Trustee advised the Company that a contract of sale has been entered into which is scheduled to close in the third quarter of 2008 and will net full recovery of the outstanding principal.
(5)	A foreclosure sale has been temporarily stayed by reason of a bankruptcy filing.
(6)	Title to the collateral property was acquired in May 2008 and the property is being marketed for sale.
(7)	Foreclosure proceedings are in progress. A court appointed receiver has taken over the management of the property, which is currently vacant. A portion of the insurance proceeds for storm damage suffered at this property has not been accounted for and the Bank is pursuing its collection. The Bank is funding any operating costs as necessary, including paying real estate taxes directly, in order to protect its interest in the property. This loan has a specific valuation allowance under SFAS 114 of $2.0 million.
(8)	Foreclosure proceedings are in progress.
(9)	Title to the collateral property was acquired in February 2008 and the property is being marketed for sale.
(10)	Foreclosure proceedings are in progress but have been temporarily stayed by reason of a bankruptcy filing.
(11)	Borrower has requested and the Bank has agreed to the deferral of contractual loan payments through November 30, 2008 to give the borrower time to lease vacant space at the property. The borrower will continue to make monthly escrow payments as required under the Bank’s first mortgage loan. IMC holds a second mortgage on this property.
(12)	Pursuant to a court order, the borrower is required to pay all rents to the Bank and the Bank controls all disbursements. Excess cash from the operations of the property is being applied to interest owed on a cash basis.

Allowance For Loan Losses

The allowance for loan losses increased to $26.6 million at June 30, 2008, from $21.6 million at December 31, 2007. The allowance represented 1.54% of total loans (net of deferred fees) outstanding at June 30, 2008 compared to 1.34% at December 31, 2007. The increase in the allowance was due to provisions totaling $5.0 million, of which $3.9 million was attributable to credit downgrades on nonaccrual loans and lower estimated values of certain collateral properties, and $1.1 million was due to net loan growth of $108 million from December 31, 2007. At June 30, 2008, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $2.5 million in accordance with SFAS 114 for two nonaccrual loans totaling $32.9 million.

The following table summarizes the activity in the allowance for loan losses by entity:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corporation	Holding Company	Consolidated
Balance at December 31, 2007	$20,268	$1,295	$30	$21,593
Chargeoffs	—	—	—	—
Provision for loan losses charged to expense	4,913	103	—	5,016

Balance at June 30, 2008	$25,181	$1,398	$30	$26,609

The following table sets forth information concerning nonperforming assets by entity at June 30, 2008:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corporation	Holding Company	Consolidated
Nonaccrual (impaired) loans	$90,320	$28,758	—	$119,078
Real estate acquired through foreclosure	7,272	—	—	7,272

Total nonperforming assets	$97,592	$28,758	—	$126,350

Nonperforming assets to total assets	4.64%	27.70%	—	5.72%
Nonaccrual loans to total gross loans	5.50%	33.11%	—	6.87%
Allowance for loan losses to total net loans	1.54%	1.62%	—	1.54%
Allowance for loan losses to nonaccrual loans	27.88%	4.86%	—	22.35%

There can be no assurance that the Company will not incur additional loan loss provisions, loan chargeoffs or significant expenses in connection with the ultimate collection of its nonaccrual loans, which collection is anticipated to be through the eventual sale of the collateral property in most cases. The Company may also incur significant expenses in carrying and disposing of properties acquired through foreclosure.

All Other Assets

All other assets increased to $54 million at June 30, 2008, from $45 million at December 31, 2007. The increase was largely due to the addition of $7 million of real estate acquired through foreclosure as detailed on page 23. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan’s carrying value at the date of transfer, or estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, management periodically performs market valuations and the real estate is carried at the lower of cost or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in the caption “Real Estate Expenses” in the consolidated statements of earnings.

Deposits

Deposits increased to $1.81 billion at June 30, 2008, from $1.66 billion at December 31, 2007, reflecting an increase in certificate of deposit accounts of $61 million and an increase in money market accounts of $90 million.

At June 30, 2008, certificate of deposit accounts totaled $1.47 billion, and checking, savings and money market accounts aggregated $344 million. The same categories of deposit accounts totaled $1.41 billion and $254 million, respectively, at December 31, 2007. Certificate of deposit accounts represented 81% of total consolidated deposits at June 30, 2008, compared to 85% at December 31, 2007. At June 30, 2008 and December 31, 2007, certificate of deposit accounts included $165 million and $166 million of brokered deposits, respectively.

Borrowed Funds and Related Interest Payable

Borrowed funds and related interest payable increased to $168 million at June 30, 2008, from $136 million at December 31, 2007, due to a $40 million increase in short-term FHLB advances by the Bank, partially offset by the early repayment of $8.3 million of debentures by Intervest Mortgage Corporation, as detailed in note 7 to the condensed consolidated financial statements in this report.

All Other Liabilities

All other liabilities remained unchanged at $46 million at June 30, 2008, compared to December 31, 2007.

Stockholders’ Equity

Stockholders’ equity increased to $184 million at June 30, 2008 as follows:

($ in thousands)	Amount	Class A Shares	Class B Shares	Total Shares	Amount Per Share
Stockholders’ equity at December 31, 2007	$179,561	7,690,812	385,000	8,075,812	$22.23
Net earnings for the period	4,142	—	—	—	0.50
Cash dividends paid to common stockholders (1)	(2,068)	—	—	—	(0.25)
Compensation from stock options	111	—	—	—	0.01
Exercise of Class B common stock warrants (2)	1,803	—	195,000	195,000	9.25

Stockholders’ equity at June 30, 2008	$183,549	7,690,812	580,000	8,270,812	$22.19

(1)	On April 23, 2008, the Holding Company’s board of directors approved the payment of a cash dividend of $0.25 per share on the Holding Company’s outstanding Class A and Class B common stock. The dividend was paid on June 16, 2008 to shareholders of record on the close of business June 2, 2008.
(2)	A total of 195,000 Class B common stock warrants were exercised in January 2008 at an average exercise price of $7.52 per share for total cash proceeds of $1.5 million. A $0.3 million income tax benefit in connection with the exercise was recorded in paid-in capital for a total increase to stockholders’ equity of $1.8 million from the exercise of Class B common stock warrants.

Comparison of Results of Operations for the Quarters Ended June 30, 2008 and 2007

Overview

Consolidated net earnings for the second quarter of 2008 (“Q2-08”) decreased by $3.6 million, or 67%, to $1.8 million, or $0.22 per diluted share, from $5.4 million, or $0.63 per diluted share, in the second quarter of 2007 (“Q2-07”). The decrease in consolidated net earnings was due to the following: a $2.5 million decrease in net interest and dividend income; a $2.0 million increase in the provision for loan losses; a $1.1 million increase in noninterest expenses; and a $0.7 million decrease in noninterest income; partially offset by a $2.8 million decrease in the provision for income tax expense. Return on average assets and equity also decreased to 0.34% and 4.04% in Q2-08, from 1.05% and 12.09% in Q2-07, respectively. The Company’s book value per common share was $22.19 at June 30, 2008.

Selected information regarding results of operations by entity follows:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corporation	Holding Company	Inter- Company Amounts (2)	Consolidated Q2-08	Consolidated Q2-07
Interest and dividend income	$30,343	$1,430	$68	$(65)	$31,776	$34,082
Interest expense	20,511	1,380	886	(65)	22,712	22,489

Net interest and dividend income (expense)	9,832	50	(818)	—	9,064	11,593
Provision for loan losses	2,654	99	—	—	2,753	715
Noninterest income	936	855	112	(764)	1,139	1,842
Noninterest expenses	3,923	879	159	(764)	4,197	3,117

Earnings (loss) before taxes	4,191	(73)	(865)	—	3,253	9,603
Provision (benefit) for income taxes	1,824	(34)	(398)	—	1,392	4,236

Net earnings (loss)	$2,367	$(39)	$(467)	$—	$1,861	$5,367

Intercompany dividends (1)	(885)	—	885	—	—	—

Net earnings after intercompany dividends	$1,482	$(39)	$418	$—	$1,861	$5,367

Net earnings after intercompany dividends for the same period of 2007	$4,220	$682	$465	$—	$5,367

(1)	Dividends to the Holding Company from the Bank provide funds for the debt service on the subordinated debentures-capital securities, which is included in the Holding Company’s interest expense.
(2)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.

Net Interest and Dividend Income

Net interest and dividend income is the Company’s primary source of earnings and is influenced by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates. Net interest and dividend income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowings.

Net interest and dividend income decreased by $2.5 million to $9.1 million in Q2-08, from $11.6 million in Q2-07 largely due to a $101 million increase in average nonaccrual loans. Interest income that was not recorded on nonaccrual loans amounted to $2.6 million in Q2-08, compared to a $0.4 million in Q2-07.

Total average interest-earning assets increased $132 million in Q2-08 from Q2-07, due to growth of $101 million in loans and $31 million in security and other short-term investments. This growth was funded by a $139 million increase in interest-bearing deposits, partially offset by a $8 million decrease in borrowed funds.

The Company’s net interest margin (excluding income from loan prepayments) decreased to 1.69% in Q2-08, from 2.29% in Q2-07. The margin was negatively affected by the increase in nonaccrual loans, repayments of higher yielding loans coupled with lower competitive pricing for new loans, lower market yields earned on investment securities and short-term investments and strong competition for deposits. These factors caused the yield on the Company’s interest-earnings assets to decrease at a faster pace than the Company’s cost of funds.

The Company’s yield on interest-earning assets decreased 83 basis points to 5.92% in Q2-08 due to the factors noted above. The Company’s cost of funds decreased by only 27 basis points to 4.70% in Q2-08 despite rate reductions in the federal funds rate totaling 325 basis points since September 2007 by the Federal Open Market Committee. In order to remain competitive with larger banks for deposits, the Bank was not able to lower its deposit rates in step with the Federal Open Market Committee’s rate reductions.

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

	Quarter Ended
	June 30, 2008			June 30, 2007
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Assets
Interest-earning assets:
Loans (1)	$1,701,949	$27,002	6.38%	$1,600,360	$28,652	7.18%
Securities	428,601	4,629	4.34	407,788	5,193	5.11
Other interest-earning assets	28,201	145	2.07	18,235	237	5.21

Total interest-earning assets	2,158,751	$31,776	5.92%	2,026,383	$34,082	6.75%

Noninterest-earning assets	20,580			17,700

Total assets	$2,179,331			$2,044,083

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest checking deposits	$5,945	$27	1.83%	$6,304	$28	1.78%
Savings deposits	8,185	60	2.95	9,483	70	2.96
Money market deposits	311,826	2,643	3.41	230,197	2,496	4.35
Certificates of deposit	1,476,499	17,631	4.80	1,417,773	17,205	4.87

Total deposit accounts	1,802,455	20,361	4.54	1,663,757	19,799	4.77

FHLB advances and Fed funds purchased	14,237	81	2.29	7,838	107	5.48
Debentures and related interest payable	70,249	1,380	7.90	84,925	1,693	8.00
Debentures - capital securities	56,702	886	6.28	56,702	886	6.27
Mortgage note payable	195	4	8.25	210	4	7.64

Total borrowed funds	141,383	2,351	6.69	149,675	2,690	7.21

Total interest-bearing liabilities	1,943,838	$22,712	4.70%	1,813,432	$22,489	4.97%

Noninterest-bearing deposits	4,128			4,180
Noninterest-bearing liabilities	47,180			48,902
Stockholders’ equity	184,185			177,569

Total liabilities and stockholders’ equity	$2,179,331			$2,044,083

Net interest and dividend income/spread		$9,064	1.22%		$11,593	1.78%

Net interest-earning assets/margin (3)	$214,913		1.69%	$212,951		2.29%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.11			1.12
Other Ratios:
Return on average assets (2)	0.34%			1.05%
Return on average equity (2)	4.04%			12.09%
Noninterest expense to average assets (2)	0.77%			0.61%
Efficiency ratio (4)	41%			23%
Average stockholders’ equity to average assets	8.45%			8.69%

(1)	Includes average nonaccrual loans of $123.1 million in the 2008 period and $22.2 million in the 2007 period. Interest not accrued on such loans and excluded from the table above totaled $2.6 million in the 2008 period and $0.4 million in the 2007 period.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 1.79% and 2.57% for the 2008 period and 2007 period, respectively.
(4)	Defined as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend income plus noninterest income.

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

	For the Quarter Ended June 30, 2008 vs. 2007
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(3,201)	$1,824	$(273)	$(1,650)
Securities	(785)	266	(45)	(564)
Other interest-earning assets	(143)	130	(79)	(92)

Total interest-earning assets	(4,129)	2,220	(397)	(2,306)

Interest-bearing liabilities:
Interest checking deposits	1	(2)	—	(1)
Savings deposits	—	(10)	—	(10)
Money market deposits	(541)	888	(200)	147
Certificates of deposit	(248)	715	(41)	426

Total deposit accounts	(788)	1,591	(241)	562

FHLB advances and Fed funds purchased	(63)	88	(51)	(26)
Debentures and accrued interest payable	(21)	(294)	2	(313)
Debentures—capital securities	1	—	(1)	—
Mortgage note payable	—	—	—	—

Total borrowed funds	(83)	(206)	(50)	(339)

Total interest-bearing liabilities	(871)	1,385	(291)	223

Net change in interest and dividend income	$(3,258)	$835	$(106)	$(2,529)

Provision for Loan Losses

The provision for loan losses increased by $2.0 million to $2.7 million in Q2-08, from $0.7 million in Q2-07. The increase was due to $2.5 million associated with a higher level of nonaccrual loans and lower estimated real estate values, partially offset by a reduction of $0.5 million resulting from a decrease in the rate of net loan growth over the prior year period. Total loans outstanding grew by $46 million in Q2-08, compared to $68 million in Q2-07.

Noninterest Income

Noninterest income decreased by $0.7 million to $1.1 million in Q2-08, from $1.8 million in Q2-07. The decrease was due to a lower level of income from loan prepayments. The Company believes that the volume of loan prepayments and prepayment income derived therefrom has decreased due to longer-term, fixed-rate loans that have been originated by the Company since the beginning of 2007, as well as the effects of the crisis in the credit markets in general experienced in the first half of 2008 as widely reported by the media. The credit crisis severely reduced funds available in the general marketplace for real estate lending.

Noninterest Expenses

Noninterest expenses increased by $1.1 million to $4.2 million in Q2-08, from $3.1 million in Q2-07. The increase was nearly all due to a $0.9 million increase in expenses associated with nonaccrual loans/foreclosed real estate. These expenses are comprised of real estate taxes, insurance, utilities and other charges required to protect the Company’s interest in real estate acquired through foreclosure and/or various properties collateralizing the Company’s nonaccrual loans (all of which are categorized as “real estate expenses” in the consolidated statements of earnings), as well as certain professional fees (legal costs) incurred in the Company’s collection efforts with such assets (which are included as part of the line item “professional fees and services”).

The Company’s efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, was 41% in Q2-08, compared to 23% in Q2-07. The efficiency ratio was negatively affected by the impact of nonaccrual loans. The Company had 71 employees at June 30, 2008, compared to 72 at June 30, 2007.

Provision for Income Taxes

The provision for income taxes decreased by $2.8 million to $1.4 million in Q2-08, from $4.2 million in Q2-07 due to a decrease in pre-tax income. The Company’s effective tax rate (inclusive of state and local taxes) amounted to 42.8% in Q2-08 and 44.1% in Q2-07.

Comparison of Results of Operations for the Six-Months Ended June 30, 2008 and 2007

Overview

Consolidated net earnings for the six-months ended June 30, 2008 (“6mths-08”) decreased by $6.6 million, or 61%, to $4.1 million, or $0.50 per diluted share, from $10.7 million, or $1.25 per diluted share, for the six-months ended June 30, 2007 (“6mths-07”). The decrease in consolidated net earnings was due to the following: a $5.2 million decrease in net interest and dividend income, a $3.5 million increase in the provision for loan losses, a $1.8 million increase in noninterest expenses and $1.4 million decrease in noninterest income, partially offset by a $5.3 million decrease in the provision for income taxes.

Return on average assets and equity decreased to 0.39% and 4.52% respectively, in 6mths-08, from 1.06% and 12.27%, respectively, in 6mths-07.

Selected information regarding results of operations by entity follows:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corporation	Holding Company	Inter- Company Amounts (2)	Consolidated 6mths-08	Consolidated 6mths-07
Interest and dividend income	$60,589	$3,008	$132	$(165)	$63,564	$67,347
Interest expense	41,091	2,947	1,772	(165)	45,645	44,184

Net interest and dividend income (expense)	19,498	61	(1,640)	—	17,919	23,163
Provision for loan losses	4,913	103	—	—	5,016	1,569
Noninterest income	1,785	1,660	225	(1,588)	2,082	3,444
Noninterest expenses	7,330	1,675	298	(1,588)	7,715	5,886

Earnings (loss) before taxes	9,040	(57)	(1,713)	—	7,270	19,152
Provision (benefit) for income taxes	3,941	(26)	(787)	—	3,128	8,432

Net earnings (loss)	$5,099	$(31)	$(926)	$—	$4,142	$10,720

Intercompany dividends (1)	(1,770)	—	1,770	—	—	—

Net earnings after intercompany dividends	$3,329	$(31)	$844	$—	$4,142	$10,720

Net earnings after intercompany dividends for the same period of 2007	$8,517	$1,300	$903	$—	$10,720

(1)	Dividends to the Holding Company from the Bank provide funds for the debt service on the subordinated debentures-capital securities, which is included in the Holding Company’s interest expense.
(2)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.

Net Interest and Dividend Income

Net interest and dividend income decreased by $5.2 million to $18.0 million in 6mths-08, from $23.2 million in 6mths-07 largely due to a $94.4 million increase in average nonaccrual loans. Interest income that was not recorded on nonaccrual loans amounted to $4.8 million in 6mths-08, compared to a $0.6 million in 6mths-07.

The Company’s net interest margin (excluding income from loan prepayments) decreased to 1.70% in 6mths-08, from 2.34% in 6mths-07. The Company’s yield on interest-earning assets decreased 76 basis points to 6.04% in 6mths-08, while its cost of funds decreased by 15 basis points to 4.82% in 6mths-08. The factors that affected these ratios are the same as those discussed for the quarterly period on page 26.

Total average interest-earning assets increased $119 million in 6mths-08 from 6mths-07 due to growth of $104 million in loans and $15 million in security and other short-term investments. This growth was funded largely by a $126 million increase in interest-bearing deposits, partially offset by a $15 million decrease in borrowed funds.

The following table provides information for the periods indicated, the contents of which are described above a similar table on page 27 in the section entitled “Comparison of Results of Operations for the Quarters Ended June 30, 2008 and 2007” under the caption “Net Interest and Dividend Income.”

	Six-Months Ended
	June 30, 2008			June 30, 2007
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Assets
Interest-earning assets:
Loans (1)	$1,674,302	$53,864	6.47%	$1,570,330	$56,640	7.27%
Securities	414,872	9,332	4.52	407,775	10,180	5.03
Other interest-earning assets	28,704	368	2.58	20,442	527	5.20

Total interest-earning assets	2,117,878	$63,564	6.04%	1,998,547	$67,347	6.80%

Noninterest-earning assets	19,613			19,044

Total assets	$2,137,491			$2,017,591

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest checking deposits	$5,768	$51	1.78%	$9,027	$86	1.92%
Savings deposits	8,288	122	2.96	9,849	144	2.95
Money market deposits	282,417	5,190	3.70	225,977	4,873	4.35
Certificates of deposit	1,466,070	35,400	4.86	1,391,205	33,433	4.85

Total deposit accounts	1,762,543	40,763	4.65	1,636,058	38,536	4.75

FHLB advances and Fed funds purchased	11,545	156	2.72	14,844	404	5.49
Debentures and related interest payable	74,481	2,947	7.96	86,583	3,464	8.07
Debentures - capital securities	56,702	1,772	6.28	56,702	1,772	6.30
Mortgage note payable	197	7	7.15	212	8	7.61

Total borrowed funds	142,925	4,882	6.87	158,341	5,648	7.19

Total interest-bearing liabilities	1,905,468	$45,645	4.82%	1,794,399	$44,184	4.97%

Noninterest-bearing deposits	4,240			4,268
Noninterest-bearing liabilities	44,695			44,148
Stockholders’ equity	183,088			174,776

Total liabilities and stockholders’ equity	$2,137,491			$2,017,591

Net interest and dividend income/spread		$17,919	1.22%		$23,163	1.83%

Net interest-earning assets/margin (3)	$212,410		1.70%	$204,148		2.34%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.11			1.11

Other Ratios:
Return on average assets (2)	0.39%			1.06%
Return on average equity (2)	4.52%			12.27%
Noninterest expense to average assets (2)	0.72%			0.58%
Efficiency ratio (4)	39%			22%
Average stockholders’ equity to average assets	8.57%			8.66%

(1)	Includes average nonaccrual loans of $109.5 million in the 2008 period and $15.1 million in the 2007 period. Interest not accrued on such loans and excluded from the table above totaled $4.8 million in the 2008 period and $0.6 million in the 2007 period.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income.

Inclusive of income from loan prepayments, the margin would compute to 1.77% and 2.60% for the 2008 period and 2007 period, respectively.

(4)	Defined as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend income plus noninterest income.

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

	For the Six-Months Ended June 30, 2008 vs. 2007
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(6,281)	$3,779	$(274)	$(2,776)
Securities	(1,040)	178	14	(848)
Other interest-earning assets	(268)	215	(106)	(159)

Total interest-earning assets	(7,589)	4,172	(366)	(3,783)

Interest-bearing liabilities:
Interest checking deposits	(6)	(31)	2	(35)
Savings deposits	—	(23)	1	(22)
Money market deposits	(734)	1,228	(177)	317
Certificates of deposit	70	1,815	82	1,967

Total deposit accounts	(670)	2,989	(92)	2,227

FHLB advances and Fed funds purchased	(206)	(91)	49	(248)
Debentures and accrued interest payable	(48)	(488)	19	(517)
Debentures - capital securities	(6)	—	6	—
Mortgage note payable	—	(1)	—	(1)

Total borrowed funds	(260)	(580)	74	(766)

Total interest-bearing liabilities	(930)	2,409	(18)	1,461

Net change in interest and dividend income	$(6,659)	$1,763	$(348)	$(5,244)

Provision for Loan Losses

The provision for loan losses increased by $3.5 million to $5.0 million in 6mths-08, from $1.5 million in 6mths-07. The increase was due to $4.0 million associated with a higher level of nonaccrual loans and lower estimated real estate values, partially offset by a reduction of $0.5 million resulting from a decrease in the rate of net loan growth over the prior year period. Total loans outstanding grew by $108 million in 6mths-08, compared to $127 million in 6mths-07.

Noninterest Income

Noninterest income decreased by $1.4 million to $2.1 million in 6mths-08, from $3.5 million in 6mths-07. The decrease was primarily due to a $1.9 million decrease in income from loan prepayments, partially offset by a $0.4 million increase in gains (which consists of the recognition of any unamortized premium or discount at time of call) from the early call of investment securities.

The sharp decline in market interest rates in the first quarter of 2008 resulted in a higher level of securities being called by the issuers. The Company believes that the volume of loan prepayments and prepayment income derived therefrom has decreased due to longer-term, fixed-rate loans that have been originated by the Company since the beginning of 2007, as well as the effects of the crisis in the credit markets in general experienced in the first half of 2008 as widely reported by the media. The credit crisis severely reduced funds available in the general marketplace for real estate lending.

Noninterest Expenses

Noninterest expenses increased by $1.8 million to $7.7 million in 6mths-08, from $5.9 million in 6mths-07. The increase was due to a $1.2 million increase in expenses associated with nonaccrual loans/foreclosed real estate, a $0.3 million increase in FDIC insurance premiums and $0.2 million increase in salaries and employee benefits.

The Company’s efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, was 39% in 6mths-08, compared to 22% in 6mths-07. The efficiency ratio was negatively affected by the impact of nonaccrual loans and higher FDIC insurance premiums. The Company had 71 employees at June 30, 2008, compared to 72 at June 30, 2007.

Provision for Income Taxes

The provision for income taxes decreased by $5.3 million to $3.1 million in 6mths-08, from $8.4 million in 6mths-07 due to a decrease in pre-tax income. The Company’s effective tax rate (inclusive of state and local taxes) amounted to 43% in 6mths-08 and 44% in 6mths-07.

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

Intervest National Bank. The Bank’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its loans and the rates offered on its deposits. The Bank needs to pay competitive interest rates to attract and retain deposits to fund its loan originations. The Bank continues to experience competitive market conditions and lower pricing in originating its loans, which encompass both interest rates and fees charged on new loans. The Bank has also experienced a significant increase in nonaccrual loans in the past four quarters and at June 30, 2008, 5.50% of its mortgage loan portfolio ($90 million) was on nonaccrual status. Additionally, despite rate reductions in the federal funds rate by the Federal Open Market Committee (FOMC) totaling 325 basis points since September 2007, the Bank was not able to lower its deposit rates in step with the FOMC in order to remain competitive with larger banks for deposits. All of these factors have adversely affected the Bank’s net interest margin.

The Bank relies heavily on certificates of deposit (time deposits) as its main source of funds for lending. Consolidated deposits amounted to $1.81 billion at June 30, 2008 and time deposits represented 81% or $1.47 billion of those deposits, down from 85% at December 31, 2007. Additionally, time deposits of $100,000 or more at June 30, 2008 totaled $620 million, compared to $586 million at December 31, 2007, and included $165 million and $166 million of brokered deposits at each date, respectively. The brokered deposits had a weighted average remaining term of 4.3 years at June 30, 2008. The Bank’s brokered deposits are sold by investment firms, which are paid a fee by the Bank for placing the deposit. The Bank must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Time deposits are the only deposit accounts offered by the Bank that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. At June 30, 2008, $577 million, or 39%, of total time deposits mature by June 30, 2009. Based on past experience, the Bank expects that a substantial portion of these deposits will be renewed and remain with the Bank.

The Bank borrows funds on an overnight or short-term basis to manage its liquidity needs. At June 30, 2008, the Bank had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. As a member of the FHLB of New York and FRB of New York, the Bank can also borrow from these institutions on a secured basis. The Bank’s average outstanding short-term borrowings totaled $12 million in the first half of 2008. At June 30, 2008, there were $40 million of borrowings outstanding, compared to none at December 31, 2007. At June 30, 2008, the Bank had available collateral consisting of investment securities to support additional total borrowings of $369 million from the FHLB and FRB.

The Bank invests in U.S. government agency debt obligations to emphasize safety and liquidity. All of the Bank’s security investments are classified as held to maturity, and nearly all of the securities have fixed rates of interest or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty. At June 30, 2008, the entire portfolio had a weighted-average remaining maturity of 4.7 years, and $24 million, or 6%, of the securities portfolio matures by June 30, 2009. The Bank expects to reinvest the proceeds from these maturities into new securities. The Bank’s loan-to-deposit ratio was 87% at June 30, 2008, compared to 88% at December 31, 2007. The Bank’s goal is to target its loan-to-deposit ratio at approximately 85%.

The Bank had cash and short-term investments of $8.5 million at June 30, 2008 and $308 million of its loan portfolio (excluding nonaccrual loans) matures by June 30, 2009. The Bank expects to extend or refinance a portion of these maturing loans. At June 30, 2008, the Bank had commitments to lend of $112 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described above. The Bank has from time to time received capital contributions from the Holding Company to increase its capital to support its asset growth. No contributions have been made to the Bank since 2005. At June 30, 2008, the Bank had excess regulatory capital to support an additional $475 million of asset growth and still maintain a well-capitalized designation.

Intervest Mortgage Corporation. Intervest Mortgage Corporation’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its mortgage loans and the rates paid on its debentures. Intervest Mortgage Corporation relies on the issuance of its subordinated debentures in registered, best efforts offerings to the public as its primary source of funds to support its loan originations. Intervest Mortgage Corporation needs to pay competitive interest rates to sell its debentures and also incurs underwriting commissions and other fees when debentures are sold, which reduce the net proceeds realized. In addition to funds from sales of debentures, service fee income received by Intervest Mortgage Corporation from the Bank has comprised a larger and increasing percentage of Intervest Mortgage Corporation’s earnings and resulting cash inflows. The Bank has a servicing agreement with Intervest Mortgage Corporation that is described on page 9 under the caption “Loan Solicitation and Processing” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Bank paid $1.5 million in the first half of 2008 to Intervest Mortgage Corporation pursuant to the agreement. From time to time, Intervest Mortgage Corporation has also received cash capital contributions from the Holding Company. No contributions have been made since 2002.

Intervest Mortgage Corporation, at June 30, 2008, had $68 million of debentures outstanding with fixed interest rates that range from 6.25% to 7.25% and maturities that range from October 1, 2008 to July 1, 2014. In the first half of 2008, Intervest Mortgage Corporation did not issue any new debentures, but repaid from cash on hand $8.3 million of its debentures prior to their stated maturity and $0.5 million of related accrued interest. At June 30, 2008, $9.5 million of debentures and $1.3 million of accrued interest payable was scheduled to mature by June 30, 2009. In the third quarter of 2008, Intervest Mortgage Corporation will repay $12.5 million of debentures and $0.4 million of related accrued interest, prior to their contractual maturities from cash on hand.

Intervest Mortgage Corporation, as of June 30, 2008, had $14 million in cash and short-term investments, compared to approximately $1.0 million of commitments to lend. In addition, $32 million of its mortgage loans (excluding nonaccrual loans) are scheduled to mature by June 30, 2009, although some portion is expected to be extended or refinanced by Intervest Mortgage Corporation. Additionally, nonaccrual loans of $18.3 million are expected to be repaid in full in the third quarter of 2008 through the scheduled sale of various collateral properties by the bankruptcy trustee. As a result, cash and short-term investments as well as the proceeds from the repayment of maturing mortgages and nonaccrual loans will be available for investment in new mortgage loans. Competitive market conditions and lower pricing for new loans has also made it difficult for Intervest Mortgage Corporation to identify suitable mortgage investment opportunities. Its loan originations have decreased significantly from historical levels as quantified in the table on page 22. One loan origination was made in the first half of 2008.

Intervest Mortgage Corporation experienced a significant increase in nonaccrual loans in the third quarter of 2007. At June 30, 2008, 33% of its mortgage loan portfolio ($28.8 million) was on nonaccrual status, which has adversely affected its net interest income and cash flows derived therefrom, and has placed an even greater reliance on fee income and cash flows generated from Intervest Mortgage Corporation’s intercompany services provided to the Bank. If this level of nonaccrual loans were to increase or continue for an extended period, Intervest Mortgage Corporation’s ability to issue new debentures to the public, originate new loans and meet its debt service and operating cash flow requirements could be adversely affected. In the first half of 2008, Intervest Mortgage Corporation’s total interest income from its accruing loan portfolio and other interest-earning assets exceeded the interest expense from its outstanding debentures by $61,000. As noted above, Intervest Mortgage Corporation has repaid various debentures prior to contractual maturity in order to reduce its interest expense and may continue to do so in the near future given current market conditions. The collection of both Intervest Mortgage Corporation’s and the Bank’s nonaccrual loans is being aggressively pursued through foreclosure actions. There can be no assurance that the Company will not incur additional loan loss provisions, loan chargeoffs or significant expenses in connection with the ultimate collection of its nonaccrual loans, which collection is anticipated to be through the eventual sale of the collateral property in most cases, or incur significant expenses in carrying and disposing of properties acquired through foreclosure.

Holding Company. The Holding Company’s sources of funds and capital have been derived from the following: interest income from a limited portfolio of mortgage loans (including purchased participations in loans originated by the Bank) and short-term investments; monthly dividends from the Bank to service interest expense on trust preferred securities; monthly management fees from Intervest Mortgage Corporation and the Bank for providing these subsidiaries with certain administrative services; the issuance of its common stock through public offerings, exercise of common stock warrants and conversion of debentures; the issuance of trust preferred securities through its wholly owned business trusts; and the direct issuance of other subordinated debentures to the public. At June 30, 2008, the Holding Company had no debentures outstanding and $1.9 million in cash and short-term investments.

The Holding Company, through its wholly owned business trusts, has $56.7 million of trust preferred securities outstanding at June 30, 2008 and $55.0 million of the trust preferred securities (representing outstanding debentures net of the Holding Company’s common stock investments in the trusts) qualified for and was included as consolidated regulatory Tier 1 capital. The securities have fixed rates of interest for a five-year period and thereafter variable rates and contractually mature at various time through 2036. The resulting proceeds have been invested in the Bank at various times through capital contributions. The Holding Company is required to make interest payments that currently total $3.5 million annually, or an average cost of 6.28% inclusive of amortized offering expenses, on the outstanding trust preferred securities. On September 18, 2008 and March 18, 2009, $15.4 million of these securities on each date will convert from a fixed rate of 6.75% and 5.88%, respectively, to a variable rate and reprice quarterly based on 3-month libor plus 2.95% and 3-month libor plus 2.79%, respectively. The Bank provides the funds for the debt service on the trust preferred securities in the form of dividends to the Holding Company. If the Bank is unable to pay dividends to the Holding Company, the Holding Company may not be able to service this debt, pay its other obligations, or pay dividends on its common stock.

On April 23, 2008, the Holding Company’s board of directors approved the payment of a cash dividend of $0.25 per share on the Holding Company’s outstanding Class A and Class B common stock. The dividend was paid June 16, 2008 to shareholders of record on the close of business June 2, 2008 using cash on hand from the Holding Company.

Other. Additional information concerning securities held to maturity, short-term borrowings, outstanding time deposits and debentures, including interest rates and maturity dates, can be found in notes 3, 6, 7 and 8 of the notes to the condensed consolidated financial statements included in this report. Additional information regarding trust preferred securities can be found in note 9 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The Holding Company, the Bank and Intervest Mortgage Corporation each consider their current liquidity and sources of funds sufficient to satisfy their outstanding lending commitments and maturing liabilities. Management is not aware of any trends, known demand, commitments or uncertainties other than those discussed above that are expected to have a material impact on future operating results, liquidity or capital resources of each entity. However, there can be no assurances that adverse conditions may not arise in credit markets that would adversely impact the Company’s liquidity and ability to raise funds (either through attracting deposits, from borrowings or sales of assets) to meet its operations and satisfy its outstanding lending commitments and maturing liabilities.

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

The Bank is required to maintain regulatory defined minimum Tier 1 leverage and Tier 1 and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At June 30, 2008 and December 31, 2007, management believes the Bank met its capital adequacy requirements and is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. Management is not aware of any conditions or events that would change the Bank’s designation as a well-capitalized institution.

Information regarding the Bank’s regulatory capital and related ratios is summarized as follows:

($ in thousands)	At June 30, 2008	At December 31, 2007
Tier 1 Capital	$201,819	$198,090
Tier 2 Capital	22,092	20,268

Total risk-based capital	$223,911	$218,358

Net risk-weighted assets	$1,764,275	$1,627,053
Average assets for regulatory purposes	$2,075,567	$1,914,469

Tier 1 capital to average assets	9.72%	10.35%
Tier 1 capital to risk-weighted assets	11.44%	12.17%
Total capital to risk-weighted assets	12.69%	13.42%

The Company on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At June 30, 2008 and December 31, 2007 management believes that the Company met its capital adequacy requirements.

Information regarding consolidated regulatory capital and related ratios is summarized below:

($ in thousands)	At June 30, 2008	At December 31, 2007
Tier 1 Capital (1)	$238,549	$234,561
Tier 2 Capital (1)	23,306	21,593

Total risk-based capital	$261,855	$256,154

Net risk-weighted assets	$1,861,169	$1,733,124
Average assets for regulatory purposes	$2,179,331	$2,023,606

Tier 1 capital to average assets	10.95%	11.59%
Tier 1 capital to risk-weighted assets	12,82%	13.53%
Total capital to risk-weighted assets	14.07%	14.78%

(1)	At June 30, 2008 and December 31, 2007, there were $55 million of qualifying capital securities outstanding representing the total outstanding debentures issued to Statutory Trust II, III, IV and V by the Holding Company, net of the Holding Company’s investments in those trusts. The entire $55 million is included in Tier I capital. The inclusion of these securities in Tier 1 capital is currently limited to 25% of core capital elements, as defined in the FDIC regulations.

Beginning March 31, 2009, the use of trust preferred securities in the Tier 1 capital of bank holding companies will become subject to stricter limitations. For a further discussion of these restrictions, see pages 54 and 55 of the Company’s annual report on Form 10-K for the year ended December 31, 2007. As of June 30, 2008 and December 31, 2007, assuming the Holding Company had excluded all of its eligible trust preferred securities from Tier 1 Capital and included such amount in Tier 2 capital, the Company would still have exceeded its minimum capital requirement threshold under the regulatory framework for prompt corrective action.

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

The Company’s one-year interest rate sensitivity gap amounted to a negative $431 million, or (19.5)% of total assets, at June 30, 2008, compared to a negative gap of $99 million, or (4.9)% of total assets at December 31, 2007. The change in the gap is a function of the following: an increase in nonaccrual loans (which are excluded from the analysis), the continued runoff of accruing loans with a repricing or remaining maturity of less than one year being replaced with new fixed rate loans with maturities of greater than one year; purchases of security investments with longer-term maturities; an increase in money market accounts and time deposit accounts with maturities of one year or less; and an increase in short-term borrowings. The Company is currently “liability-sensitive,” indicating that its interest-bearing liabilities would generally reprice more rapidly with changes in interest rates than its interest earning assets.

For purposes of computing the gap, all deposits with no stated maturities are treated as readily accessible accounts. However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year gap would have been a negative 8% at June 30, 2008, compared to a positive 4% at December 31, 2007.

The table that follows summarizes interest-earning assets and interest-bearing liabilities as of June 30, 2008, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Loans (1)	$224,122	$287,863	$720,838	$380,982	$1,613,805
Securities held to maturity (2)	19,404	24,949	206,121	180,460	430,934
Short-term investments	10,324	—	—	—	10,324
FRB and FHLB stock	4,786	—	—	3,642	8,428

Total rate-sensitive assets	$258,636	$312,812	$926,959	$565,084	$2,063,491

Deposit accounts (3) :
Interest checking deposits	$6,237	$—	$—	$—	$6,237
Savings deposits	8,603	—	—	—	8,603
Money market deposits	325,677	—	—	—	325,677
Certificates of deposit	153,389	423,591	664,963	223,738	1,465,681

Total deposits	493,906	423,591	664,963	223,738	1,806,198

FHLB advances	40,000	—	—	—	40,000
Debentures and mortgage note payable (1)	27,964	15,464	54,774	26,692	124,894
Accrued interest on all borrowed funds (1)	1,420	—	1,104	645	3,169

Total borrowed funds	69,384	15,464	55,878	27,337	168,063

Total rate-sensitive liabilities	$563,290	$439,055	$720,841	$251,075	$1,974,261

GAP (repricing differences)	$(304,654)	$(126,243)	$206,118	$314,009	$89,230

Cumulative GAP	$(304,654)	$(430,897)	$(224,779)	$89,230	$89,230

Cumulative GAP to total assets	(13.8)%	(19.5)%	(10.2)%	4.0%	4.0%

Significant assumptions used in preparing the gap table above follow:

(1)	Floating-rate loans and debentures payable are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and debentures payable are scheduled, including repayments, according to their contractual maturities. Certain debentures that have been identified to be repaid prior to maturity are scheduled according to the repayment date. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $119.1 million are also excluded from the table although some portion is expected to return to an accrual status in the near term.
(2)	Securities are scheduled according to the earlier of their contractual maturity or the date in which the interest rate is scheduled to increase. The effects of possible prepayments that may result from the issuer’s right to call a security before its contractual maturity date are not considered.
(3)	Interest checking, savings and money market deposits are regarded as readily accessible withdrawable accounts; and certificates of deposit are scheduled according to their contractual maturity dates.

Recent Accounting Pronouncements

See note 14 to the condensed consolidated financial statements included in this report for a discussion of this topic.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	An Annual Meeting of Stockholders was held on May 21, 2008.

(b)	Pursuant to the Company’s charter and bylaws, one-third of the directors are elected by the holders of Class A common stock and two-thirds are elected by holders of Class B common stock. On all other matters, Class A and Class B common stockholders vote together as a single class. Each of the persons named in the Proxy Statement dated April 8, 2008 as a nominee for director was elected for a one-year term expiring on the date of the next annual meeting (see Item 4-c). Additionally, the Company’s stockholders ratified the appointment of Hacker, Johnson & Smith, P.A., P.C., as the Company’s independent registered public accounting firm for 2008 (see Item 4-c).

(c)	The table that follows summarizes voting results on the matters submitted to the Company’s common stockholders:

	For	Withheld Authority
Election of Directors - Class A
Michael A. Callen	6,400,249	424,442
Wayne F. Holly	5,454,724	1,369,967
Lawton Swan, III	6,400,249	424,442
Election of Directors - Class B
Lowell S. Dansker	580,000	—
Paul DeRosa	580,000	—
Stephen A. Helman	580,000	—
Thomas E. Willett	580,000	—
David J. Willmott	580,000	—
Wesley T. Wood	580,000	—

	For	Against	Abstained
To ratify the appointment of Hacker, Johnson & Smith, P.A., P.C., as the Company’s independent registered public accounting firm for 2007
Class A shareholders (1)	6,808,284	2,451	13,956
Class B shareholders	580,000	—	—

(1)	Broker nonvotes were 866,121
(d)	Not Applicable

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

The following exhibits are filed as part of this report.

31.0	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.1	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.0	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: July 25, 2008	By:	/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Executive Vice President
(Principal Executive Officer)

Date: July 25, 2008	By:	/s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)