Form 10-Q
period 2008-09-30
INTERVEST BANCSHARES CORP
filed 2008-10-29
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES  ☐    NO  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:
Class A Common Stock, $1.00 par value per share	7,690,812 outstanding as of October 24, 2008

Class B Common Stock, $1.00 par value per share	580,000 outstanding as of October 24, 2008

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

FORM 10-Q

September 30, 2008

Private Securities Litigation Reform Act Safe Harbor Statement

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations concerning future events affecting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company’s risk factors are disclosed in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2007, where such factors are discussed on pages 24 through 29, and in Item 1A of this report on Form 10-Q.

PART 1. FINANCIAL INFORMATION — ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At September 30, 2008	At December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,083	$5,371
Federal funds sold	12,847	24,178
Commercial paper and other short-term investments	6,039	3,537

Total cash and cash equivalents	21,969	33,086
Securities held to maturity, net (estimated fair value of $405,144 and $345,536, respectively)	410,844	344,105
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	10,912	6,351
Loans receivable (net of allowance for loan losses of $25,828 and $21,593, respectively)	1,666,023	1,592,439
Accrued interest receivable	11,170	10,981
Loan fees receivable	8,872	9,781
Premises and equipment, net	5,539	5,897
Foreclosed real estate	25,099	—
Deferred income tax asset	12,029	10,387
Deferred debenture offering costs, net	3,216	4,098
Other assets	5,073	4,267

Total assets	$2,180,746	$2,021,392

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$3,797	$4,303
Interest-bearing deposit accounts:
Checking (NOW) accounts	4,552	5,668
Savings accounts	8,792	8,399
Money market accounts	311,329	235,804
Certificate of deposit accounts	1,406,350	1,405,000

Total deposit accounts	1,734,820	1,659,174
Borrowed Funds:
Federal Home Loan Bank advances	95,200	—
Subordinated debentures	55,500	76,250
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	2,961	3,282
Mortgage note payable	188	200

Total borrowed funds	210,551	136,434
Accrued interest payable on deposits	4,572	6,706
Mortgage escrow funds payable	33,551	24,079
Official checks outstanding	6,662	12,417
Other liabilities	4,360	3,021

Total liabilities	1,994,516	1,841,831

STOCKHOLDERS’ EQUITY
Preferred stock (300,000 shares authorized, none issued and outstanding)	—	—
Class A common stock ($1.00 par value; 12,000,000 shares authorized; 8,095,151 shares issued; and 7,690,812 outstanding)	8,095	8,095
Class B common stock ($1.00 par value, 700,000 shares authorized, and 580,000 and 385,000 shares issued and outstanding, respectively)	580	385
Additional paid-in-capital, common	78,950	77,176
Retained earnings	108,605	103,905
Treasury stock (404,339 shares, at cost)	(10,000)	(10,000)

Total stockholders’ equity	186,230	179,561

Total liabilities and stockholders’ equity	$2,180,746	$2,021,392

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands, except per share data)	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME
Loans receivable	$28,840	$27,275	$82,704	$83,915
Securities	4,642	4,954	13,974	15,134
Other interest-earning assets	26	155	394	682

Total interest and dividend income	33,508	32,384	97,072	99,731

INTEREST EXPENSE
Deposits	19,896	19,844	60,659	58,380
Subordinated debentures	1,279	1,603	4,226	5,067
Subordinated debentures - capital securities	881	886	2,653	2,658
Other borrowed funds	368	501	531	913

Total interest expense	22,424	22,834	68,069	67,018

Net interest and dividend income	11,084	9,550	29,003	32,713
Provision for loan losses	3,446	1,523	8,462	3,092

Net interest and dividend income after provision for loan losses	7,638	8,027	20,541	29,621

NONINTEREST INCOME
Income from the early repayment of mortgage loans	1,501	3,231	2,192	5,857
Income from mortgage lending activities	582	284	1,316	943
Customer service fees	309	148	535	304
Gain (loss) from early call of investment securities	(74)	14	357	17

Total noninterest income	2,318	3,677	4,400	7,121

NONINTEREST EXPENSES
Salaries and employee benefits	1,455	1,397	4,331	4,063
Occupancy and equipment, net	446	458	1,315	1,416
FDIC and general insurance	434	376	1,297	910
Professional fees and services	322	371	1,161	846
Data processing	257	227	758	642
Director and committee fees	80	93	248	266
Stationery, printing and supplies	34	39	139	154
Advertising and promotion	71	71	185	180
Postage and delivery	24	23	82	93
Real estate activities expense	1,901	11	2,828	64
Loss on the early extinguishment of debentures	125	25	243	44
All other	127	125	404	424

Total noninterest expenses	5,276	3,216	12,991	9,102

Earnings before income taxes	4,680	8,488	11,950	27,640
Provision for income taxes	2,054	3,647	5,182	12,079

Net earnings	$2,626	$4,841	$6,768	$15,561

Basic earnings per share	$0.32	$0.59	$0.82	$1.87
Diluted earnings per share	$0.32	$0.58	$0.82	$1.83
Cash dividends per share	$—	$—	$0.25	$0.25

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine-Months Ended September 30,
	2008		2007
($ thousands)	Shares	Amount	Shares	Amount
CLASS A COMMON STOCK
Balance at beginning of period	8,095,151	$8,095	7,986,595	$7,986
Issuance of shares upon the conversion of debentures	—	—	108,556	109

Balance at end of period	8,095,151	8,095	8,095,151	8,095

CLASS B COMMON STOCK
Balance at beginning of period	385,000	385	385,000	385
Issuance of shares upon the exercise of stock warrants	195,000	195	—	—

Balance at end of period	580,000	580	385,000	385

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		77,176		75,098
Issuance of shares upon the conversion of debentures		—		1,833
Issuance of shares upon the exercise of Class B stock warrants, inclusive of income tax benefits		1,608		—
Compensation expense related to common stock options		166		—

Balance at end of period		78,950		76,931

RETAINED EARNINGS
Balance at beginning of period		103,905		86,577
Net earnings for the period		6,768		15,561
Dividends on common stock		(2,068)		(2,112)

Balance at end of period		108,605		100,026

TREASURY STOCK
Balance at beginning of period	(404,339)	(10,000)	—	—
Class A common stock repurchased	—	—	(332,000)	(8,255)

Balance at end of period	(404,339)	(10,000)	(332,000)	(8,255)

Total stockholders’ equity at end of period	8,270,812	$186,230	8,148,151	$177,182

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Months Ended September 30,
($ in thousands)	2008	2007
OPERATING ACTIVITIES
Net earnings	$6,768	$15,561
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	418	465
Provision for loan losses	8,462	3,092
Deferred income tax benefit	(1,642)	(1,312)
Amortization of deferred debenture offering costs	639	766
Loss on early extinguishments of debentures	243	44
Compensation expense related to common stock options	166	—
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(4,459)	(5,697)
Net decrease in accrued interest payable on debentures	(431)	(354)
Net decrease in official checks outstanding	(5,755)	(6,273)
Net decrease in loan fees receivable	909	318
Net change in all other assets and liabilities	957	4,624

Net cash provided by operating activities	6,275	11,234

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	286,903	131,788
Purchases of securities held to maturity	(353,255)	(74,284)
Net increase in loans receivable	(105,710)	(137,406)
Net (purchases) redemptions of FRB and FHLB stock	(4,561)	587
Net purchases of premises and equipment	(60)	(71)

Net cash used in investing activities	(176,683)	(79,386)

FINANCING ACTIVITIES
Net increase in deposits	75,646	84,909
Net increase in mortgage escrow funds payable	9,472	11,837
Net increase (decrease) in FHLB advances	95,200	(25,000)
Principal repayments of debentures and mortgage note payable	(20,762)	(9,341)
Class A common stock repurchased	—	(8,255)
Cash dividends paid to common stockholders	(2,068)	(2,112)
Cash received from issuance of common stock upon exercise of stock warrants	1,467	—
Excess tax benefit from exercise of stock warrants recorded to paid in capital	336	—

Net cash provided by financing activities	159,291	52,038

Net decrease in cash and cash equivalents	(11,117)	(16,114)
Cash and cash equivalents at beginning of period	33,086	40,195

Cash and cash equivalents at end of period	$21,969	$24,081

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$69,885	$66,217
Income taxes	6,827	11,758
Noncash activities:
Loans transferred to foreclosed real estate	25,099	975
Conversion of debentures and related accrued interest payable and deferred offering costs into Class A common stock, net	—	1,942

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

Note 2—Description of Business

Intervest Bancshares Corporation is a registered financial holding company incorporated in 1993 under the laws of the State of Delaware and is referred to by itself in this report as the “Holding Company.” Its wholly owned consolidated subsidiaries are Intervest National Bank (the “Bank”) and Intervest Mortgage Corporation. All three entities are referred to collectively in this report as the “Company” on a consolidated basis. The Company’s business is banking and real estate lending. The Holding Company’s Class A Common Stock is listed on the NASDAQ Global Select Market: Trading Symbol “IBCA” There is no public trading market for the Holding Company’s Class B common stock. The offices of the Holding Company, Intervest Mortgage Corporation and the Bank’s headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002 and the main telephone number is 212-218-2800.

The Holding Company’s principal business is the ownership and operation of its subsidiaries and, from time to time, it also engages in a limited amount of real estate mortgage lending, including the purchase of participations in loans originated by the Bank. The Holding Company also issues debt and equity securities to raise funds for working capital purposes as needed. The Holding Company also has four wholly owned subsidiaries, Intervest Statutory Trust II, III, IV and V, that are unconsolidated entities as required by Financial Accounting Standards Board (FASB) Interpretation 46-R, “Consolidation of Variable Interest Entities.” Intervest Statutory Trust II, III, IV and V are statutory business trusts that were formed for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to the Holding Company. They do not conduct any trade or business.

The Bank is a nationally chartered commercial bank that has its headquarters and full-service banking office at One Rockefeller Plaza, Suite 400, in New York City, and a total of six full-service banking offices in Pinellas County, Florida—four in Clearwater, one in Clearwater Beach and one in South Pasadena. The Bank conducts a personalized commercial and consumer banking business that attracts deposits from the general public in the areas served by its banking offices. The Bank also provides internet banking services through its web site: www.intervestnatbank.com, which also attracts deposit customers from outside its primary market areas. Information on this web site is not and should not be considered part of this report and is not incorporated herein by reference. The deposits, together with funds generated from operations, principal repayments on loans and securities and other sources, are mainly used to originate mortgage loans secured by commercial and multifamily real estate and to purchase investment securities. The Bank maintains capital ratios in excess of the regulatory requirements to be designated as a well-capitalized institution.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2—Description of Business—Continued

Intervest Mortgage Corporation’s business has focused on the origination of first and junior mortgage loans secured by commercial and multifamily real estate, and it also provides loan origination services to the Bank, its affiliate, through and intercompany service agreement. Intervest Mortgage Corporation has funded its loans through the issuance of subordinated debentures in public offerings. Since early 2007, competitive market conditions and lower pricing for new loans have decreased Intervest Mortgage Corporation’s loan originations significantly from its historical levels, and only one loan has been originated during 2008. As a result, Intervest Mortgage Corporation has been applying the proceeds from loan repayments to redeem its outstanding debentures, in many cases prior to contractual maturity. To the extent that current market conditions continue to exist, it is likely that the level of Intervest Mortgage Corporation’s loan originations will continue to be relatively modest and it likely will continue to apply the proceeds received from maturing loans to the repayment of outstanding debentures. Intervest Mortgage Corporation has sources of funds from its maturing loans sufficient to satisfy its maturing liabilities. Management will continue to closely monitor market trends to determine if additional loan originations or other real estate activities, consistent with Intervest Mortgage Corporation’s overall goals and objectives, are appropriate for pursuit. At September 30, 2008, Intervest Mortgage Corporation had total assets of $92.3 million, cash and short-term investments of $32.0 million, loans, net of deferred fees of $55.2 million, debentures and related interest payable of $58.2 million, and stockholder’s equity of $31.7 million. An additional $15.5 principal amount of debentures have been called for redemption on November 1, 2008. Intervest Mortgage Corporation has traditionally provided loan origination services to the Bank and has received fee income in connection with those services, which is eliminated in the consolidated financial statements. In light of the significant reduction in Intervest Mortgage Corporation’s lending business, effective January 1, 2009, the employees of Intervest Mortgage Corporation will become employees of the Bank and will continue to perform loan origination services consistent with past practice. Certain personnel of the Bank will perform the ongoing operations of Intervest Mortgage Corporation, including any origination services that it may require, and Intervest Mortgage Corporation will reimburse the Bank for the cost of such services on a monthly basis. Effective January 1, 2009, the intercompany service agreement, which is described on page 9 under the caption “Loan Solicitation and Processing” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, will be terminated.

The Company’s lending activities are comprised almost entirely of the origination for its loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and vacant land). Loans in the portfolio had an average life of approximately 4 years at September 30, 2008.

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

The Company has experienced a significant increase in nonperforming assets since March 2007. As described in more detail elsewhere in this report, total nonperforming assets at September 30, 2008 amounted to $107.9 million, or 4.95% of total assets, compared to $126.4 million, or 5.72%, at June 30, 2008 and $90.8 million, or 4.49%, at December 31, 2007. At September 30, 2008, nonperforming assets were comprised of $82.8 million of nonaccrual loans, or 19 loans, and $25.1 million of real estate acquired through foreclosure, or 4 properties. During the third quarter of 2008, a total of $24.6 million (outstanding principal) of nonaccrual loans were satisfied through sales of collateral properties and a $10.9 million loan was restored to accrual status. In the third quarter of 2008, loan charge offs amounted to $4.3 million and new nonaccrual loans totaled $21.4 million. At September 30, 2008 and in accordance with SFAS No. 114, a specific valuation allowance in the aggregate amount of $5.4 million (included as part of the overall allowance for loan losses) was maintained on nonaccrual loans, which are considered impaired.

Bankruptcy filings by borrowers continue to delay the Company’s ability to complete foreclosure or other proceedings to acquire and sell the collateral properties. Timing of the resolution/disposition of nonperforming assets cannot be predicted with certainty. There can be no assurance that the Company will not incur additional loan loss provisions, additional loan charge offs or additional significant expenses in connection with the ultimate collection of nonaccrual loans or in carrying and disposing of properties acquired through foreclosure. Collection is anticipated to be through the eventual sale of the collateral property in most cases. Although the Company has never originated or acquired subprime loans nor invested in securities collateralized by subprime loans, the current world financial crisis has affected the Company indirectly through reductions in overall real estate values, reduced home sales and construction, and a weakening of the overall economy, particularly in the State of Florida. The Company does not own or originate construction/development loans. A prolonged downturn in real estate values and local economic conditions, as well as other factors, could have an adverse impact on the Company’s asset quality and the future level of nonperforming assets, chargeoffs and profitability.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3—Securities

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity
At September 30, 2008
U.S. government agencies (1)	259	$402,813	$408	$2,233	$400,988	4.20%	4.2 Years
Corporate	8	8,031	—	3,875	4,156	4.67%	24.9 Years

	267	$410,844	$408	$6,108	$405,144	4.21%	4.6 Years

At December 31, 2007
U.S. government agencies (1)	214	$336,074	$1,640	$14	$337,700	4.99%	3.5 Years
Corporate	8	8,031	7	202	7,836	5.78%	25.6 Years

	222	$344,105	$1,647	$216	$345,536	5.01%	4.0 Years

(1)	Consist of debt obligations of FHLB, FNMA, FHLMC or FFCB.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

		Less Than Twelve Months		Twelve Months or Longer		Total
($ in thousands)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At September 30, 2008
U.S. government agencies	165	$260,550	$2,233	$—	$—	$260,550	$2,233
Corporate	8	696	304	3,460	3,571	4,156	3,875

	173	$261,246	$2,537	$3,460	$3,571	$264,706	$6,108

At December 31, 2007
U.S. government agencies	6	$5,348	$6	$5,997	$8	$11,345	$14
Corporate	6	939	83	4,911	119	5,850	202

	12	$6,287	$89	$10,908	$127	$17,195	$216

Management believes that the cause of unrealized losses on U.S. government agency securities is directly related to changes in interest rates, which is consistent with its experience. In general, as interest rates rise, the estimated fair value of fixed rate securities will decrease; as interest rates fall, their estimated fair value will increase. Nearly all of the securities in the portfolio have fixed rates or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty. With respect to the corporate securities (trust-preferred notes), management believes that, in addition to the impact of interest rates, their estimated values are currently depressed due to the temporary crisis in the credit markets, which has reduced demand for these securities. All these securities continue to pay contractual interest and are rated investment grade at September 30, 2008. The estimated fair values on all of the securities above are obtained from third-party brokers, who provide the Bank quoted prices derived from active markets for identical or similar securities.

Management views the gross unrealized losses in the portfolio to be temporary for the reasons noted above. The Bank, which holds the portfolio, has the ability and intent to hold its investments for a period of time sufficient for the estimated fair value of the securities to recover, which may be at maturity. Historically, the Bank has always recovered the cost of its investment securities upon maturity. Management evaluates the securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. There were no other-than-temporary impairment write-downs recorded, securities classified as available for sale, or sales of securities during the reporting periods in this report.

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity as of September 30, 2008 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$13,492	$13,545	4.66%
Due after one year through five years	292,800	292,035	3.96
Due after five years through ten years	83,539	82,835	4.87
Due after ten years	21,013	16,729	4.88

	$410,844	$405,144	4.21%

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4—Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At September 30, 2008		At December 31, 2007
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	368	$1,057,429	322	$932,351
Residential multifamily loans	231	610,424	244	657,387
Land development and other land loans	15	31,517	17	33,318
Residential 1-4 family loans	2	470	2	486
Commercial business loans	17	545	19	575
Consumer loans	19	431	15	315

Loans receivable	652	1,700,816	619	1,624,432

Deferred loan fees		(8,965)		(10,400)

Loans receivable, net of deferred fees		1,691,851		1,614,032

Allowance for loan losses		(25,828)		(21,593)

Loans receivable, net		$1,666,023		$1,592,439

At September 30, 2008 and December 31, 2007, there were $82.8 million and $90.8 million of loans on a nonaccrual status, respectively, and considered impaired under the criteria of SFAS 114. At September 30, 2008, in accordance with SFAS 114, a specific valuation allowance in the aggregate amount of $5.4 million (included as part of the overall allowance for loan losses) was maintained on these loans. At December 31, 2007, there was no valuation allowance necessary. No other loans were classified as impaired at either date. At September 30, 2008, no loans were classified as ninety days past due and still accruing interest, compared to two loans totaling $11.9 million at December 31, 2007.

Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $1.1 million for the quarter ended September 30, 2008 and $5.9 million for the nine-months ended September 30, 2008, compared to $2.0 million and $2.6 million, respectively, for the same periods of 2007. The average principal balance of nonaccrual loans (same as impaired loans) for the quarter and nine-months ended September 30, 2008 was $105.9 million and $108.3 million, respectively, and $86.2 million and $38.8 million for the quarter and nine-months ended September 30, 2007, respectively.

Note 5—Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2008	2007	2008	2007
Balance at beginning of period	$26,609	$19,402	$21,593	$17,833
Provision for loan losses charged to expense	3,446	1,523	8,462	3,092
Loan chargeoffs	(4,227)	—	(4,227)	—

Balance at end of period	$25,828	$20,925	$25,828	$20,925

Note 6—Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At September 30, 2008		At December 31, 2007
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$599,822	4.33%	$495,002	4.82%
Over one to two years	311,744	4.65	296,318	4.74
Over two to three years	169,162	5.09	233,248	4.81
Over three to four years	149,329	5.13	129,949	5.27
Over four years	176,293	5.02	250,483	5.16

	$1,406,350	4.66%	$1,405,000	4.90%

Certificate of deposit accounts (CDs) of $100,000 or more totaled $599 million and $586 million at September 30, 2008 and December 31, 2007, respectively, and included brokered CDs of $169 million and $166 million at each date, respectively. At September 30, 2008, CDs of $100,000 or more by remaining maturity were as follows: $208 million due within one year; $108 million due over one to two years; $80 million due over two to three years; $84 million due over three to four years; and $119 million due over four years.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7—Subordinated Debentures and Mortgage Note Payable

Subordinated debentures by series and mortgage note payable are summarized as follows:

($ in thousands)	At September 30, 2008	At December 31, 2007
INTERVEST MORTGAGE CORPORATION:
Series 01/21/03 - interest at 7.00% fixed - due July 1, 2008 (1)	$—	$3,000
Series 07/25/03 - interest at 6.75% fixed - due October 1, 2008 (1)	—	3,000
Series 11/28/03 - interest at 6.50% fixed - due April 1, 2009 (1)	—	3,500
Series 03/21/05 - interest at 6.25% fixed - due April 1, 2009 (1)	—	3,000
Series 01/17/02 - interest at 7.75% fixed - due October 1, 2009 (1)	—	2,250
Series 08/12/05 - interest at 6.25% fixed - due October 1, 2009	2,000	2,000
Series 08/05/02 - interest at 7.75% fixed - due January 1, 2010 (1)	—	3,000
Series 06/07/04 - interest at 6.50% fixed - due January 1, 2010	4,000	4,000
Series 01/21/03 - interest at 7.25% fixed - due July 1, 2010 (1)	—	3,000
Series 06/12/06 - interest at 6.50% fixed - due July 1, 2010	2,000	2,000
Series 07/25/03 - interest at 7.00% fixed - due October 1, 2010	3,000	3,000
Series 11/28/03 - interest at 6.75% fixed - due April 1, 2011	4,500	4,500
Series 03/21/05 - interest at 6.50% fixed - due April 1, 2011	4,500	4,500
Series 08/12/05 - interest at 6.50% fixed - due October 1, 2011	4,000	4,000
Series 06/07/04 - interest at 6.75% fixed - due January 1, 2012	5,000	5,000
Series 06/12/06 - interest at 6.75% fixed - due July 1, 2012	4,000	4,000
Series 03/21/05 - interest at 7.00% fixed - due April 1, 2013	6,500	6,500
Series 08/12/05 - interest at 7.00% fixed - due October 1, 2013	6,000	6,000
Series 06/12/06 - interest at 7.00% fixed - due July 1, 2014	10,000	10,000

	55,500	76,250
INTERVEST NATIONAL BANK:
Mortgage note payable (2) – interest at 7% fixed - due February 1, 2017	188	200

	$55,688	$76,450

(1)	These debentures were repaid at various times during the nine-months ended September 30, 2008 with cash on hand prior to their stated maturity for an aggregate of $20.8 million of principal and $892,000 of related accrued interest payable. A loss aggregating $243,000 from the early extinguishment of debentures was recorded, which represents the expensing of remaining related unamortized issuance costs.
(2)	The note cannot be prepaid except during the last year of its term.

Interest is paid quarterly on the debentures except for the following: $0.8 million of Series 11/28/03; $1.4 million of Series 6/7/04; $1.5 million of Series 3/21/05; $1.8 million of Series 8/12/05 and $2.3 million of Series 6/12/06, all of which accrue and compound interest quarterly, with such interest due and payable at maturity. Holders of Series 7/25/03 through Series 8/12/05 can require Intervest Mortgage Corporation, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05). However, in no calendar year can the required purchases be more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis. Intervest Mortgage Corporation may redeem its debentures at any time, in whole or in part, for face value. All of the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Scheduled contractual maturities as of September 30, 2008 were as follows:

($ in thousands)	Principal	Accrued Interest
For the period October 1, 2008 to December 31, 2008	$4	$809
For the year ended December 31, 2009 (1)	2,017	61
For the year ended December 31, 2010 (2)	9,019	290
For the year ended December 31, 2011 (3)	13,020	620
For the year ended December 31, 2012	9,021	308
Thereafter	22,607	632

	$55,688	$2,720

(1)	Includes debentures scheduled to be repaid from cash on hand on November 1, 2008 prior to their stated maturity as follows:

Series 8/12/05 for $2.0 million in principal and $61,000 of related accrued interest payable.

(2)	Includes debentures scheduled to be repaid from cash on hand on November 1, 2008 prior to their stated maturity as follows:

Series 7/25/03, 6/7/04 and 6/12/06 for aggregate principal of $9.0 million and $290,000 of related accrued interest payable.

(3)	Includes debentures scheduled to be repaid from cash on hand on November 1, 2008 prior to their stated maturity as follows:

Series 11/28/03 for $4.5 million of principal and $304,000 of related accrued interest payable.

(4)	A loss totaling approximately $328,000 from the early extinguishments of debentures (denoted in notes 1 to 3) will be recorded in the fourth quarter of 2008. The loss represents the expensing of remaining related unamortized issuance costs.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8—FHLB Advances and Lines of Credit

At September 30, 2008, the Bank had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), the Bank can also borrow from these institutions on a secured basis. At September 30, 2008, the Bank had available collateral consisting of investment securities to support additional total borrowings of approximately $294 million from the FHLB and FRB.

The following is a summary of certain information regarding FHLB advances in the aggregate:

	At or for the Quarter Ended September 30,		At or for the Nine-Months Ended September 30,
($ in thousands)	2008	2007	2008	2007
Balance at period end	$95,200	$—	$95,200	$—
Maximum amount outstanding at any month end	$95,200	$49,000	$95,200	$49,000
Average outstanding balance for the period	$55,182	$36,471	$26,196	$22,132
Weighted-average interest rate paid for the period	2.63%	5.41%	2.66%	5.45%
Weighted-average interest rate at period end	3.20%	—%	3.20%	—%

Scheduled contractual maturities of FHLB advances as of September 30, 2008 were as follows:

($ in thousands)	Amount	Wtd. Avg. Rate
For the period October 1, 2008 to December 31, 2008 (1)	$44,700	2.51%
For the year ended December 31, 2009	—	—%
For the year ended December 31, 2010	25,000	3.59%
For the year ended December 31, 2011	8,000	3.83%
For the year ended December 31, 2012	10,500	4.02%
Thereafter	7,000	4.22%

	$95,200	3.20%

(1)	Comprised of borrowings due within thirty days.

Note 9—Common Stock Options and Warrants

The Holding Company has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options and other forms of incentive compensation may be awarded to officers, employees and directors of the Holding Company and its subsidiaries. The maximum number of shares of Class A common stock that may be awarded under the Plan is 750,000. At September 30, 2008, 617,960 shares of Class A common stock were available for award.

A summary of the activity in the Holding Company’s common stock options and warrants and related information for the nine-months ended September 30, 2008 follows:

	Exercise Price Per Option	Wtd.-Avg. Exercise Price
Class A Common Stock Options:	$17.10

Outstanding at December 31, 2007	137,640	$17.10
Forfeited	(4,800)	$17.10
Expired (1)	(800)	$17.10

Outstanding at September 30, 2008	132,040	$17.10

Remaining contractual term at September 30, 2008 (2) (3)	9.2 years

	Exercise Price Per Warrant		Total Warrants	Wtd.-Avg. Exercise Price
Class B Common Stock Warrants:	$6.67	$10.00

Outstanding at December 31, 2007	145,000	50,000	195,000	$7.52
Exercised (4)	(145,000)	(50,000)	(195,000)	$7.52

Outstanding at September 30, 2008	—	—	—

(1)	Represent vested options issued to former employees that expired unexercised.
(2)	Options expire on December 13, 2017, or earlier under certain conditions, and vest in equal installments as follows: one third (45,880) vested on December 13, 2007 (grant date) and are exercisable, and one third vest and become exercisable on December 13, 2008 and 2009, respectively.
(3)	Intrinsic value is zero since the closing price of the Class A common stock on September 30, 2008 of $7.63 was below the exercise price of the options.
(4)	Total intrinsic value of Class B warrants exercised in 2008 was $1.0 million and the related income tax benefit was $0.3 million, which was recorded in paid in capital. Intrinsic value was calculated using the closing stock price of $12.40 of the Class A common stock on January 22, 2008 in excess of the exercise price multiplied by the number of warrants exercised. There is no trading market for the Class B common stock. The Class B common stock can be converted into Class A common stock on a share-for-share basis at anytime.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9—Common Stock Options and Warrants

In the first nine-months of 2008, $166,000 of compensation expense was recorded in connection with stock options outstanding with a corresponding increase to paid in capital. There was no such compensation expense in the same period of 2007. At September 30, 2008, there was $269,000 of unrecognized compensation cost related to outstanding stock options granted in 2007, of which approximately $56,000 is expected to be recognized over the remainder of 2008 and $213,000 in 2009.

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

Net earnings applicable to common stock and the weighted-average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands, except share and per share amounts)	2008	2007	2008	2007
Basic Earnings Per Share:
Net earnings applicable to common stockholders	$2,626	$4,841	$6,768	$15,561
Weighted-Average number of common shares outstanding	8,270,812	8,232,899	8,255,155	8,340,234

Basic Earnings Per Share	$0.32	$0.59	$0.82	$1.87

Diluted Earnings Per Share:
Net earnings applicable to common stockholders	$2,626	$4,841	$6,768	$15,561
Adjustment to net earnings from assumed conversion of debentures (1)	—	—	—	44

Adjusted net earnings for diluted earnings per share computation	$2,626	$4,841	$6,768	$15,605

Weighted-Average number of common shares outstanding:
Common shares outstanding	8,270,812	8,232,899	8,255,155	8,340,234
Potential dilutive shares resulting from exercise of warrants /options (2)	—	81,200	2,049	83,001
Potential dilutive shares resulting from conversion of debentures (3)	—	—	—	88,146

Total average number of common shares outstanding used for dilution	8,270,812	8,314,099	8,257,204	8,511,381

Diluted Earnings Per Share	$0.32	$0.58	$0.82	$1.83

(1)	Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.
(2)	All outstanding options/warrants were considered for the EPS computations, except for 132,040 options granted in December 2007, which were not dilutive because the exercise price was above the average market price of the Class A common stock during both periods of 2008.
(3)	Convertible debentures (principal and accrued interest outstanding) were convertible into common stock at a price of $18.00 per share in 2007. Shares are computed based on average balances outstanding during each period of 2007. There were no convertible debentures outstanding in the 2008 periods.

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

Note 11—Off-Balance Sheet Financial Instruments—Continued

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

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

($ in thousands)	At September 30, 2008	At December 31, 2007
Unfunded loan commitments	$55,747	$82,545
Available lines of credit	987	654
Standby letters of credit	—	300

	$56,734	$83,499

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

The Federal Reserve allows trust preferred securities to be included in the Tier 1 capital of bank holding companies (BHC), but with stricter limitations on the use of such securities becoming fully effective by March 31, 2009. Until then, BHCs generally must comply with the current Tier 1 capital limits. As of September 30, 2008 and December 31, 2007, assuming the Holding Company had excluded all of its eligible trust preferred securities (which totaled $55 million) from Tier 1 Capital and included such amount in Tier 2 capital, the Company would still have exceeded its minimum capital requirement threshold under the regulatory framework for prompt corrective action.

Management believes, as of September 30, 2008 and December 31, 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject. The most recent notification from the Bank’s regulators categorized the Bank as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. As of the date of filing of this report on Form 10-Q, management is not aware of any conditions or events that would have changed the Bank’s designation as a well-capitalized institution.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12—Regulatory Capital, Continued

At September 30, 2008, the actual capital of the Company (consolidated basis) on a percentage basis was as follows:

	Actual Ratios	Minimum Requirement	To Be Considered Well Capitalized
Total capital to risk-weighted assets	14.33%	8.00%	NA
Tier 1 capital to risk-weighted assets	13.08%	4.00%	NA
Tier 1 capital to total average assets – leverage ratio	11.02%	4.00%	NA

At September 30, 2008, the actual capital of the Bank on a percentage basis was as follows:

	Actual Ratios	Minimum Requirement	To Be Considered Well Capitalized
Total capital to risk-weighted assets	12.67%	8.00%	10.00%
Tier 1 capital to risk-weighted assets	11.42%	4.00%	6.00%
Tier 1 capital to total average assets – leverage ratio	9.67%	4.00%	5.00%

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

Note 14—Recent Accounting Pronouncements

SFAS 141(R)—Business Combinations. SFAS 141(R) is effective for the Company’s 2009 financial statements. SFAS 141(R) requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this statement is expected to have no effect on the Company’s financial statements.

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

In accordance with SFAS 157, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value, as follows:

•	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets;

•

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market; and

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14—Recent Accounting Pronouncements—Continued

•

Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value at September 30, 2008.

	Net carrying value at September 30, 2008				Total Losses (1)
($ in thousands)	Total	Level 1	Level 2	Level 3	Quarter Ended September 30, 2008	Nine-Months Ended September 30, 2008
Impaired loans	$82,759	—	—	$82,759	$7,361	$9,584
Foreclosed real estate	$25,099	—	—	$25,099	—	—

(1)	Represents a specific valuation allowance (included as part of the overall allowance for loan losses) for nonaccrual loans in accordance with SFAS 114, plus loan chargeoffs during the period.

SFAS 159—Fair Value Accounting. On January 1, 2008, the Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The adoption of this statement had no effect on the Company’s financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14—Recent Accounting Pronouncements—Continued

SFAS 160—Noncontrolling Interest in Consolidated Financial Statements. In December 2007, the FASB issued SFAS 160 and will be effective for the Company’s 2009 financial statements. Its objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. The adoption of this statement is not expected to have any effect on the Company’s financial statements.

SFAS 161—Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133. In March 2008, the FASB issued SFAS 161, which provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. SFAS 161 also requires certain tabular formats for disclosing such information. SFAS 161 is effective for the Company in 2009. SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133. Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements as a result of contingent credit-related features. The Company does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps. Accordingly, the adoption of SFAS 161 is expected to have no impact on its financial statements.

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, P.A., P.C., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2008 and for the three and nine-month periods ended September 30, 2008 and 2007 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith, P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of September 30, 2008 and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2008 and 2007, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
October 24, 2008

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Selected balance sheet information by entity as of September 30, 2008 follows:

($ in thousands)	Holding Company	Intervest National Bank	Intervest Mortgage Corporation	Inter- Company Amounts (1)	Consolidated
Cash and cash equivalents	$2,422	$15,058	$31,990	$(27,501)	$21,969
Security investments	—	421,756	—	—	421,756
Loans receivable, net of deferred fees	2,598	1,634,090	55,163	—	1,691,851
Allowance for loan losses	(30)	(24,810)	(988)	—	(25,828)
Investment in consolidated subsidiaries	234,815	—	—	(234,815)	—
All other assets	3,406	62,139	6,132	(679)	70,998

Total assets	$243,211	$2,108,233	$92,297	$(262,995)	$2,180,746

Deposits	$—	$1,762,326	$—	$(27,506)	$1,734,820
Borrowed funds and related interest payable	56,833	95,498	58,220	—	210,551
All other liabilities	148	47,335	2,336	(674)	49,145

Total liabilities	56,981	1,905,159	60,556	(28,180)	1,994,516

Stockholders’ equity	186,230	203,074	31,741	(234,815)	186,230

Total liabilities and stockholders’ equity	$243,211	$2,108,233	$92,297	$(262,995)	$2,180,746

(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments in subsidiaries.

A comparison of selected consolidated balance sheet information follows:

	At September 30, 2008		At December 31, 2007
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$21,969	1.0%	$33,086	1.6%
Security investments	421,756	19.3	350,456	17.3
Loans receivable, net of deferred fees and loan loss allowance	1,666,023	76.4	1,592,439	78.8
All other assets	70,998	3.3	45,411	2.3

Total assets	$2,180,746	100.0%	$2,021,392	100.0%

Deposits	$1,734,820	79.6%	$1,659,174	82.1%
Borrowed funds and related interest payable	210,551	9.7	136,434	6.7
All other liabilities	49,145	2.2	46,223	2.3

Total liabilities	1,994,516	91.5	1,841,831	91.1

Stockholders’ equity	186,230	8.5	179,561	8.9

Total liabilities and stockholders’ equity	$2,180,746	100.0%	$2,021,392	100.0%

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. Cash and cash equivalents decreased to $22 million at September 30, 2008, from $33 million at December 31, 2007. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Security Investments

Securities are classified as held to maturity and are carried at amortized cost when management has the intent and ability to hold them to maturity. Such investments, all of which are held by the Bank, increased to $411 million at September 30, 2008, from $344 million at December 31, 2007. The increase reflected new purchases exceeding maturities and calls during the period. The Bank invests in U.S. government agency debt obligations to emphasize safety and liquidity. The Company does not own or invest in any collateralized debt obligations, collateralized mortgage obligations, or any preferred or common stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation.

At September 30, 2008, securities held to maturity consisted of investment grade rated debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $403 million and corporate securities (trust preferred notes) of $8 million. At September 30, 2008, the entire portfolio had a weighted-average yield of 4.21% and a weighted-average remaining maturity of 4.6 years, compared to 5.01% and 4.0 years, respectively, at December 31, 2007. Nearly all of the securities in the portfolio have fixed rates of interest or have predetermined rate increases, and many have call features that allow the issuer to call the security before its stated maturity without penalty. The sharp decline in market interest rates during the first quarter of 2008 resulted in a higher level of securities being called by the issuers.

At September 30, 2008 and December 31, 2007, the held-to-maturity portfolio’s estimated fair value was $405 million and $346 million, respectively. At September 30, 2008, the held-to-maturity portfolio had a net unrealized loss of $5.7 million, compared to a net unrealized gain of $1.4 million at December 31, 2007. See note 3 to the condensed consolidated financial statements in this report for a discussion regarding unrealized losses in the held to maturity securities portfolio, which management deems to be temporary.

In order for the Bank to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), the Bank maintains an investment in the capital stock of each entity, which amounted to $3.6 million and $7.3 million, respectively, at September 30, 2008. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and most recently was 6.5%. The total investment, which amounted to $10.9 million at September 30, 2008, compared to $6.4 million at December 31, 2007, fluctuates based on the Bank’s capital level for the FRB stock and the Bank’s loans and outstanding FHLB borrowings for the FHLB stock.

Loans Receivable, Net of Deferred Fees and Allowance for Loan Losses

Loans receivable, net of deferred fees, increased to $1.69 billion at September 30, 2008, from $1.61 billion at December 31, 2007. The growth reflected $327 million of new mortgage loan originations secured by commercial and multifamily real estate exceeding the aggregate of: $221 million of principal repayments; $25 million of loans transferred to foreclosed real estate; and $4.3 million of loan charge offs. The new loans are predominantly fixed-rate with a weighted-average yield and term of 6.34% and 5.3 years, respectively.

Competitive market conditions and resulting lower pricing for new loans has made it more difficult to identify suitable mortgage investment opportunities, which has resulted in lower volumes of loan originations, particularly in the case of Intervest Mortgage Corporation. In addition, the Company has historically originated short-term real estate mortgage loans with either fixed or variable interest rates. Commencing in early 2007, as a result of competitive market conditions, the Company began placing greater reliance on fixed-rate loan originations with somewhat longer maturities. To illustrate, fixed-rate loans constituted approximately 72% of the loan portfolio at September 30, 2008, compared to approximately 40% at December 31, 2006. Loans in the portfolio had an average life of approximately 4 years at September 30, 2008, compared with 3 years at December 31, 2006.

Loan originations and repayments for the last eight consecutive quarters are summarized in the following table:

($ in thousands)	Sep 30, 2008	Jun 30, 2008	Mar 31, 2008	Dec 31, 2007	Sep 30, 2007	Jun 30, 2007	Mar 31, 2007	Dec 31, 2006
Originations:
Intervest National Bank	$100,788	$129,013	$95,990	$80,919	$140,137	$146,499	$138,687	$105,941
Intervest Mortgage Corp	—	—	1,200	6,933	16,650	18,355	6,450	5,033

	$100,788	$129,013	$97,190	$87,852	$156,787	$164,854	$145,137	$110,974

Principal Repayments:
Intervest National Bank	81,610	$73,948	$26,129	$99,316	$140,155	$82,040	$78,302	$96,373
Intervest Mortgage Corp.	29,207	5,927	4,452	3,252	6,759	12,459	7,714	16,391
Holding Company (1)	13	12	12	14	41	1,830	72	70

	$110,830	$79,887	$30,593	$102,582	$146,955	$96,329	$86,088	$112,834

(1)	Excludes the repurchase by the Bank of the Holding Company’s participations in loans originated by the Bank.

Loans receivable is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self storage facilities and vacant land). At September 30, 2008, such loans consisted of 614 loans with an aggregate principal balance of $1.70 billion and an average loan size of $2.8 million. Loans with principal balances of more than $10 million consisted of 19 loans or $262 million, with the largest loan being $20.6 million. Loans with principal balances of $5 million to $10 million consisted of 81 loans and aggregated to $541 million.

Nonaccrual (Impaired) Loans

Nonaccrual loans decreased to $82.8 million (19 loans) at September 30, 2008, from $90.8 million (18 loans) at December 31, 2007. At September 30, 2008, there were no loans classified as ninety days past due and still accruing interest, compared to two loans totaling $11.9 million classified as such at December 31, 2007. Nonaccrual loans are considered impaired under the criteria of SFAS 114 “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements 5 and 15”. At September 30, 2008, nonaccrual loans had a specific valuation allowance in the aggregate amount of $5.4 million (included as part of the overall allowance for loan losses) in accordance with SFAS 114. Estimated loan-to-value ratios, net of specific valuation allowances, on nonaccrual (impaired) loans ranged from 35% to 98% at September 30, 2008. At September 30, 2008 and December 31, 2007, there were no other loans classified as impaired.

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

Nonaccrual loans are summarized for the Bank and Intervest Mortgage Corporation (IMC) as follows:

($ in thousands)					Principal Balance Outstanding
Property Type	City	State	Lender	Date Nonaccrual	Sept 30, 2008	Dec 31, 2007	Notes
Retail store	Avenel	New Jersey	Bank	Mar 2007	$3,064	$3,064	(1)
Retail stores	Neptune	New Jersey	Bank	Mar 2007	512	2,439	(1)
Retail stores	South Amboy	New Jersey	Bank	Mar 2007	1,339	2,220	(1)
Retail store	Little Silver	New Jersey	Bank	Mar 2007	739	739	(1)
Multifamily	Long Island	New York	Bank	Jun 2007	11,316	11,316	(2)
Hotel	St. Augustine	Florida	Bank	Jun 2007	9,053	9,053	(3)
Multifamily	New York	New York	Bank	Aug 2007	—	3,864	(4)
Undeveloped land	North Fort Myers	Florida	Bank	Sept 2007	—	3,330	(6)
Multifamily	Lauderhill	Florida	Bank	Nov 2007	—	18,012	(7)
Multifamily	Hollywood	Florida	Bank	Sept 2007	—	4,065	(8)
Office building	Sunny Isles	Florida	Bank	Sept 2007	4,284	4,284	(11)
Undeveloped land	Long Island City	New York	Bank	Mar 2008	11,001	—	(9)
Undeveloped land	Hollywood	Florida	Bank	Apr 2008	830	—	(9)
Mobile home park	Perryville	Maryland	Bank	May 2008	4,024	—	(9)
Office building	Staten Island	New York	Bank	May 2008	5,762	—	(10)
Motel	Lakewood	New Jersey	Bank	Jun 2008	1,390	—	(9)
Retail Stores	Flushing	New York	Bank	Aug 2008	13,060	—	(9)
Multifamily	Brooklyn	New York	Bank	Aug 2008	786	—	(9)
Hotel	Orlando	Florida	Bank	Aug 2008	5,939	—	(9)
Undeveloped land	Carabelle	Florida	Bank	Aug 2008	1,569	—	(9)
Multifamily	Tampa	Florida	Bank	Sept 2008	10	—	(9)

					$74,678	$62,386
Hotel	St. Augustine	Florida	IMC	Jul 2007	6,034	6,034	(3)
Multifamily	New York	New York	IMC	Aug 2007	—	4,445	(4)
Multifamily	New York	New York	IMC	Aug 2007	—	4,387	(4)
Multifamily	New York	New York	IMC	Aug 2007	—	4,178	(4)
Multifamily	New York	New York	IMC	Aug 2007	—	4,119	(4)
Multifamily	New York	New York	IMC	Aug 2007	—	1,249	(4)
Office building	Brooklyn	New York	IMC	Oct 2006	—	2,299	(5)
Hotel	Howell	New Jersey	IMC	Dec 2007	1,659	1,659	(9)
Office building	Staten Island	New York	IMC	May 2008	388	—	(10)

					$8,081	$28,370

					$82,759	$90,756

(1)	One principal guarantees each of the four loans. The completion of foreclosure proceedings has been delayed by reason of a bankruptcy filing. The proceedings involve multiple properties. A number of collateral properties have been sold as of September 2008 and the net proceeds received by the Bank have been applied as a reduction of outstanding principal.
(2)	Foreclosure proceedings are in progress. A receiver has been appointed and has taken control of the property and the rents. Currently, the rents are not sufficient to cover the operating costs of the property and the Bank is funding the shortfall as necessary, including paying real estate taxes directly, in order to protect its interest in the property.
(3)	Both amounts represent one loan ($15.1 million) originated by the Bank. Intervest Mortgage Corporation owns a participation in this loan. The loan is secured by a waterfront hotel, restaurant and marina resort. Foreclosure proceedings are in progress but remain stayed by reason of a bankruptcy filing. An adversary proceeding has been instituted by the borrower challenging the Bank’s claim and the priority of its lien. The market for this type of property at this location has been volatile, and both the defense of the foreclosure and the current market conditions were taken into account in classifying this loan for purposes of calculating loan loss reserves.
(4)	All six loans were repaid in September 2008 for $23.5 million, which included the receipt of approximately $1.4 million of past due interest.
(5)	Title to the collateral property was acquired in September 2008.
(6)	Title to the collateral property was acquired in May 2008.
(7)	Title to the collateral property was acquired in September 2008 and a $2.4 million loan charge off was recorded based on the estimated net sales price of this property. The Bank has entered into a contract to sell its interest in its wholly owned entity which owns this property to a third party for net proceeds of approximately $15.5 million, which is expected to close in November 2008. The property was damaged in a hurricane and the Bank expects to advance funds towards the restoration of the property for which it will be reimbursed at closing.
(8)	Title to the collateral property was acquired in February 2008.
(9)	Foreclosure proceedings are in progress. A $1.9 million charge off was recorded in September 2008 on the land located in Hollywood, Florida based on a current appraisal.
(10)	Borrower has requested and the Bank has agreed to the deferral of contractual loan payments through November 30, 2008 to give the borrower time to lease vacant space at the property. The borrower will continue to make monthly escrow payments as required under the Bank’s first mortgage loan. IMC holds a second mortgage on this property.
(11)	The borrower sold the collateral property to a third party for $4.6 million in October 2008 and paid the Bank $0.4 million in cash, of which $84,000 was applied to principal and the remainder was applied to past due interest. The Bank provided new financing on the purchase and the new loan of $4.2 million is an accruing loan.

Allowance For Loan Losses

The allowance for loan losses increased to $25.8 million at September 30, 2008, from $21.6 million at December 31, 2007. The allowance represented 1.53% of total loans (net of deferred fees) outstanding at September 30, 2008 compared to 1.34% at December 31, 2007. The increase in the allowance was due to provisions totaling $8.5 million, of which $7.5 million was attributable to credit downgrades on various loans and lower estimated values of certain collateral properties and $1.0 million was due to net loan growth of $76 million from December 31, 2007. At September 30, 2008, in accordance with SFAS 114, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $5.4 million for nonaccrual loans.

The following table summarizes the activity in the allowance for loan losses by entity:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corporation	Holding Company	Consolidated
Balance at December 31, 2007	$20,268	$1,295	$30	$21,593
Chargeoffs	(4,227)	—	—	(4,227)
Provision (credit) for loan losses charged to expense	8,769	(307)	—	8,462

Balance at September 30, 2008	$24,810	$988	$30	$25,828

The following table sets forth information concerning nonperforming assets by entity at September 30, 2008:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corporation	Holding Company	Consolidated
Nonaccrual (impaired) loans	$74,678	$8,081	—	$82,759
Real estate acquired through foreclosure	22,772	2,327	—	25,099

Total nonperforming assets	$97,450	$10,408	—	$107,858

Nonperforming assets to total assets	4.62%	11.28%	—	4.95%
Nonaccrual loans to total gross loans	4.55%	14.60%	—	4.87%
Allowance for loan losses to total net loans	1.52%	1.79%	—	1.53%
Allowance for loan losses to nonaccrual loans	33.22%	12.23%	—	31.21%

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

All Other Assets

All other assets increased to $71 million at September 30, 2008, from $45 million at December 31, 2007. The increase was nearly all due to the addition of $25 million of real estate acquired through foreclosure as detailed in the notes to the table on page 24. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan’s carrying value at the date of transfer, or estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, management periodically performs market valuations and the real estate is carried at the lower of cost or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in the caption “Real Estate Activities Expenses” in the consolidated statements of earnings.

Deposits

Deposits increased to $1.73 billion at September 30, 2008, from $1.66 billion at December 31, 2007, reflecting an increase in money market accounts of $76 million.

At September 30, 2008, certificate of deposit accounts totaled $1.41 billion, and checking, savings and money market accounts aggregated $328 million. The same categories of deposit accounts totaled $1.41 billion and $254 million, respectively, at December 31, 2007. Certificate of deposit accounts represented 81% of total consolidated deposits at September 30, 2008, compared to 85% at December 31, 2007. At September 30, 2008 and December 31, 2007, certificate of deposit accounts included $169 million and $166 million of brokered deposits, respectively.

Borrowed Funds and Related Interest Payable

Borrowed funds and related interest payable increased to $211 million at September 30, 2008, from $136 million at December 31, 2007, due to a $95 million increase in short-term FHLB advances by the Bank, partially offset by the early repayment of $20.8 million of debentures by Intervest Mortgage Corporation, as detailed in notes 7 and 8 to the condensed consolidated financial statements in this report.

All Other Liabilities

All other liabilities increased to $49 million at September 30, 2008 from $46 million at December 31, 2007, primarily due to a higher level of mortgage escrow funds payable.

Stockholders’ Equity

Stockholders’ equity increased to $186 million at September 30, 2008 as follows:

($ in thousands)	Amount	Class A Shares	Class B Shares	Total Shares	Amount Per Share
Stockholders’ equity at December 31, 2007	$179,561	7,690,812	385,000	8,075,812	$22.23
Net earnings for the period	6,768	—	—	—	0.82
Cash dividends paid to common stockholders (1)	(2,068)	—	—	—	(0.25)
Compensation from stock options	166	—	—	—	0.02
Exercise of Class B common stock warrants (2)	1,803	—	195,000	195,000	9.25

Stockholders’ equity at September 30, 2008	$186,230	7,690,812	580,000	8,270,812	$22.52

(1)	On April 23, 2008, the Holding Company’s board of directors approved the payment of a cash dividend of $0.25 per share on the Holding Company’s outstanding Class A and Class B common stock. The dividend was paid on June 16, 2008 to shareholders of record on the close of business June 2, 2008.
(2)	A total of 195,000 Class B common stock warrants were exercised in January 2008 at an average exercise price of $7.52 per share for total cash proceeds of $1.5 million. A $0.3 million income tax benefit in connection with the exercise was recorded in paid-in capital for a total increase to stockholders’ equity of $1.8 million from the exercise of Class B common stock warrants.

Comparison of Results of Operations for the Quarters Ended September 30, 2008 and 2007

Overview

Consolidated net earnings for the third quarter of 2008 (“Q3-08”) decreased by $2.2 million, or 46%, to $2.6 million, or $0.32 per diluted share, from $4.8 million, or $0.58 per diluted share, in the third quarter of 2007 (“Q3-07”). The decrease in consolidated net earnings was due to a $2.1 million increase in noninterest expenses, a $1.9 million increase in the provision for loan losses and a $1.3 million decrease in noninterest income. These items were partially offset by a $1.5 million increase in net interest and dividend income and a $1.6 million decrease in the provision for income tax expense. Return on average assets and equity decreased to 0.48% and 5.69% in Q3-08, from 0.95% and 10.96% in Q3-07, respectively.

Selected information regarding results of operations by entity follows:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corporation	Holding Company	Inter- Company Amounts (2)	Consolidated Q3-08	Consolidated Q3-07
Interest and dividend income	$31,155	$2,425	$62	$(134)	$33,508	$32,384
Interest expense	20,398	1,279	881	(134)	22,424	22,834

Net interest and dividend income (expense)	10,757	1,146	(819)	—	11,084	9,550
Provision (credit) for loan losses	3,856	(410)	—	—	3,446	1,523
Noninterest income	1,545	1,331	113	(671)	2,318	3,677
Noninterest expenses	4,726	1,086	135	(671)	5,276	3,216

Earnings (loss) before taxes	3,720	1,801	(841)	—	4,680	8,488
Provision (benefit) for income taxes	1,611	829	(386)	—	2,054	3,647

Net earnings (loss)	$2,109	$972	$(455)	$—	$2,626	$4,841

Intercompany dividends (1)	(885)	—	885	—	—	—

Net earnings after intercompany dividends	$1,224	$972	$430	$—	$2,626	$4,841

Net earnings after intercompany dividends for the same period of 2007	$4,853	$(451)	$439	$—	$4,841

(1)	Dividends to the Holding Company from the Bank provide funds for the debt service on the subordinated debentures-capital securities, which is included in the Holding Company’s interest expense.
(2)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.

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

Net interest and dividend income increased by $1.5 million to $11.1 million in Q3-08, from $9.6 million in Q3-07, reflecting the receipt of approximately $1.4 million of past due interest from the payoff of $22.2 million of nonaccrual loans.

Total average interest-earning assets increased $144 million in Q3-08 from Q3-07, due to growth of $92 million in loans and $52 million in security and other short-term investments. This growth was funded primarily by a $138 million increase in interest-bearing deposits and an $8 million increase in stockholders’ equity.

The Company’s net interest margin (excluding prepayment income from loans) increased to 2.04% in Q3-08, from 1.88% in Q3-07. The margin benefited from a lower level of interest income not recorded on nonaccrual loans ($1.1 million in Q3-08, compared to a $2.0 million in Q3-07) and decreases in deposit and borrowing costs, partially offset by repayments of higher yielding loans, lower competitive pricing for new loans and lower yields earned on investment securities and short-term investments.

The Company’s yield on interest-earning assets decreased 20 basis points to 6.16% in Q3-08 due to the factors noted above. The Company’s cost of funds decreased to 4.57% in Q3-08 from 5.00% in Q3-07 reflecting lower deposit costs as well as early repayment of higher cost borrowings. In order to remain competitive in attracting deposits, the Bank was not able to fully lower its deposit rates at the same pace with the Federal Reserve’s rate reductions, which have totaled 275 basis points since September 19, 2007.

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

	Quarter Ended
	September 30, 2008			September 30, 2007
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Assets
Interest-earning assets:
Loans (1)	$1,720,596	$28,840	6.67%	$1,629,037	$27,275	6.64%
Securities	437,463	4,642	4.22	378,495	4,954	5.19
Other interest-earning assets	5,642	26	1.83	12,408	155	4.96

Total interest-earning assets	2,163,701	$33,508	6.16%	2,019,940	$32,384	6.36%

Noninterest-earning assets	24,893			19,444

Total assets	$2,188,594			$2,039,384

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest checking deposits	$5,695	$26	1.82%	$5,681	$25	1.75%
Savings deposits	8,716	64	2.92	9,080	67	2.93
Money market deposits	326,202	2,738	3.34	229,912	2,527	4.36
Certificates of deposit	1,434,694	17,068	4.73	1,392,938	17,225	4.91

Total deposit accounts	1,775,307	19,896	4.46	1,637,611	19,844	4.81

FHLB advances and Fed funds purchased	55,182	365	2.63	36,471	498	5.42
Debentures and related interest payable	65,195	1,279	7.80	80,293	1,603	7.92
Debentures - capital securities	56,702	881	6.18	56,702	886	6.20
Mortgage note payable	191	3	6.25	207	3	5.75

Total borrowed funds	177,270	2,528	5.67	173,673	2,990	6.83

Total interest-bearing liabilities	1,952,577	$22,424	4.57%	1,811,284	$22,834	5.00%

Noninterest-bearing deposits	3,496			4,330
Noninterest-bearing liabilities	48,025			47,038
Stockholders’ equity	184,496			176,732

Total liabilities and stockholders’ equity	$2,188,594			$2,039,384

Net interest and dividend income/spread		$11,084	1.59%		$9,550	1.36%

Net interest-earning assets/margin (3)	$211,124		2.04%	$208,656		1.88%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.11			1.12

Other Ratios:
Return on average assets (2)	0.48%			0.95%
Return on average equity (2)	5.69%			10.96%
Noninterest expense to average assets (2)	0.96%			0.63%
Efficiency ratio (4)	39%			24%
Average stockholders’ equity to average assets	8.43%			8.67%

(1)	Includes average nonaccrual loans of $105.9 million in the 2008 period and $86.2 million in the 2007 period. Interest not accrued on such loans and excluded from the table above totaled $1.1 million in the 2008 period and $2.0 million in the 2007 period.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.31% and 2.51% for the 2008 period and 2007 period, respectively.
(4)	Defined as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend income plus noninterest income.

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

	For the Quarter Ended September 30, 2008 vs. 2007 Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$122	$1,520	$(77)	$1,565
Securities	(918)	765	(159)	(312)
Other interest-earning assets	(97)	(84)	52	(129)

Total interest-earning assets	(893)	2,201	(184)	1,124

Interest-bearing liabilities:
Interest checking deposits	1	—	—	1
Savings deposits	—	(3)	—	(3)
Money market deposits	(586)	1,050	(253)	211
Certificates of deposit	(627)	513	(43)	(157)

Total deposit accounts	(1,212)	1,560	(296)	52

FHLB advances and Fed funds purchased	(254)	254	(133)	(133)
Debentures and accrued interest payable	(24)	(299)	(1)	(324)
Debentures - capital securities	(3)	—	(2)	(5)
Mortgage note payable	—	—	—	—

Total borrowed funds	(281)	(45)	(136)	(462)

Total interest-bearing liabilities	(1,493)	1,515	(432)	(410)

Net change in interest and dividend income	$600	$686	$248	$1,534

Provision for Loan Losses

The provision for loan losses increased by $1.9 million to $3.4 million in Q3-08, from $1.5 million in Q3-07. The increase was due to $2.2 million associated with credit downgrades resulting from a higher level of nonaccrual loans and lower estimated real estate values on certain collateral properties, partially offset by a reduction of $0.3 million resulting from a decrease in net loans in Q3-08 versus net loan growth in Q3-07. Total loans outstanding decreased by $32 million in Q3-08, compared to an increase of $10 million in Q3-07.

Noninterest Income

Noninterest income decreased by $1.4 million to $2.3 million in Q3-08, from $3.7 million in Q3-07. The decrease was due to a $1.7 million decrease in income from loan prepayments, partially offset by a $0.3 million increase in income from mortgage lending activities (which consist of fees earned from expired loan commitments, mortgage assignment fees and loan servicing, maintenance and inspection charges earned on the Company’s loan portfolio). The Company believes that the volume of loan prepayments and prepayment income derived therefrom has decreased due to longer-term, fixed-rate loans that have been originated by the Company since the beginning of 2007, as well as the effects of the crisis in the credit markets in general, which has severely reduced funds available in the general marketplace for real estate lending.

Noninterest Expenses

Noninterest expenses increased by $2.1 million to $5.3 million in Q3-08, from $3.2 million in Q3-07, nearly all due to a $1.8 million increase in expenses associated with nonaccrual loans/foreclosed real estate. These expenses are comprised of real estate taxes, insurance, utilities and other charges required to protect the Company’s interest in real estate acquired through foreclosure and/or various properties collateralizing the Company’s nonaccrual loans (all of which are categorized as “real estate expenses” in the consolidated statements of earnings), as well as certain professional fees (legal costs) incurred in the Company’s collection efforts with such assets (which are included as part of the line item “professional fees and services”). As a result of the negative effects of nonperforming assets, the Company’s efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, increased to 39% in Q3-08 from 24% in Q3-07. The Company had 70 employees at September 30, 2008 and 2007.

Provision for Income Taxes

The provision for income taxes decreased by $1.6 million to $2.0 million in Q3-08, from $3.6 million in Q3-07 due to a decrease in pre-tax income. The Company’s effective tax rate (inclusive of state and local taxes) amounted to 43.9% in Q3-08 and 43.0% in Q3-07.

Comparison of Results of Operations for the Nine-Months Ended September 30, 2008 and 2007

Overview

Consolidated net earnings for the nine-months ended September 30, 2008 (“9mths-08”) decreased by $8.8 million, or 56%, to $6.8 million, or $0.82 per diluted share, from $15.6 million, or $1.83 per diluted share, for the nine-months ended September 30, 2007 (“9mths-07”). The decrease in consolidated net earnings was due to a $3.7 million decrease in net interest and dividend income, a $5.4 million increase in the provision for loan losses, a $3.9 million increase in noninterest expenses and $2.7 million decrease in noninterest income, partially offset by a $6.9 million decrease in the provision for income tax expense. Return on average assets and equity decreased to 0.42% and 4.92% respectively, in 9mths-08, from 1.02% and 11.83%, respectively, in 9mths-07.

Selected information regarding results of operations by entity follows:

($ in thousands)	Intervest National Bank	Intervest Mortgage Corporation	Holding Company	Inter- Company Amounts (2)	Consolidated 9mths-08	Consolidated 9mths-07
Interest and dividend income	$91,744	$5,433	$194	$(299)	$97,072	$99,731
Interest expense	61,489	4,226	2,653	(299)	68,069	67,018

Net interest and dividend income (expense)	30,255	1,207	(2,459)	—	29,003	32,713
Provision (credit) for loan losses	8,769	(307)	—	—	8,462	3,092
Noninterest income	3,330	2,991	338	(2,259)	4,400	7,121
Noninterest expenses	12,056	2,761	433	(2,259)	12,991	9,102

Earnings (loss) before taxes	12,760	1,744	(2,554)	—	11,950	27,640
Provision (benefit) for income taxes	5,552	803	(1,173)	—	5,182	12,079

Net earnings (loss)	$7,208	$941	$(1,381)	$—	$6,768	$15,561

Intercompany dividends (1)	(2,655)	—	2,655	—	—	—

Net earnings after intercompany dividends	$4,553	$941	$1,274	$—	$6,768	$15,561

Net earnings after intercompany dividends for the same period of 2007	$13,370	$849	$1,342	$—	$15,561

(1)	Dividends to the Holding Company from the Bank provide funds for the debt service on the subordinated debentures-capital securities, which is included in the Holding Company’s interest expense.
(2)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.

Net Interest and Dividend Income

Net interest and dividend income decreased by $3.7 million to $29.0 million in 9mths-08, from $32.7 million in 9mths-07 largely due to a $69.5 million increase in average nonaccrual loans. Interest income that was not recorded on nonaccrual loans increased to $5.9 million in 9mths-08 from $2.6 million in 9mths-07.

The Company’s net interest margin (excluding income from loan prepayments) decreased to 1.82% in 9mths-08, from 2.18% in 9mths-07. The decrease was due to the yield on the Company’s interest-earnings assets decreasing at a faster pace than its cost of funds.

The Company’s yield on interest-earning assets decreased by 57 basis points to 6.08% in 9mths-08. The yield was negatively affected by the increase in nonaccrual loans, repayments of higher yielding loans coupled with lower competitive pricing for new loans, and lower market yields earned on investment securities and short-term investments.

The Company’s cost of funds decreased by 25 basis points to 4.73% reflecting lower deposit costs as well as early repayment of higher cost borrowings. In order to remain competitive in attracting deposits, the Bank was not able to fully lower its deposit rates at the same pace with the Federal Reserve’s rate reductions, which have totaled 275 basis points since September 19, 2007.

Total average interest-earning assets increased $128 million in 9mths-08 from 9mths-07 due to growth of $100 million in loans and $28 million in security and other short-term investments. This growth was funded by a $130 million increase in interest-bearing deposits and a $8 million increase in stockholders’ equity, partially offset by a $9 million decrease in borrowed funds.

The following table provides information for the periods indicated, the contents of which are described above a similar table on page 28 in the section entitled “Comparison of Results of Operations for the Quarters Ended September 30, 2008 and 2007” under the caption “Net Interest and Dividend Income.”

	Nine-Months Ended
	September 30, 2008			September 30, 2007
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Assets
Interest-earning assets:
Loans (1)	$1,689,846	$82,704	6.54%	$1,590,114	$83,915	7.06%
Securities	422,457	13,974	4.42	397,908	15,134	5.09
Other interest-earning assets	20,961	394	2.51	17,734	682	5.14

Total interest-earning assets	2,133,264	$97,072	6.08%	2,005,756	$99,731	6.65%

Noninterest-earning assets	21,386			19,179

Total assets	$2,154,650			$2,024,935

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest checking deposits	$5,743	$77	1.79%	$7,900	$112	1.90%
Savings deposits	8,432	186	2.95	9,590	211	2.94
Money market deposits	297,119	7,928	3.56	227,303	7,401	4.35
Certificates of deposit	1,455,535	52,468	4.82	1,391,789	50,656	4.87

Total deposit accounts	1,766,829	60,659	4.59	1,636,582	58,380	4.77

FHLB advances and Fed funds purchased	26,196	521	2.66	22,132	902	5.45
Debentures and related interest payable	71,363	4,226	7.91	84,463	5,067	8.02
Debentures - capital securities	56,702	2,653	6.25	56,702	2,658	6.27
Mortgage note payable	195	10	6.85	210	11	7.00

Total borrowed funds	154,456	7,410	6.41	163,507	8,638	7.06

Total interest-bearing liabilities	1,921,285	$68,069	4.73%	1,800,089	$67,018	4.98%

Noninterest-bearing deposits	3,991			4,289
Noninterest-bearing liabilities	45,813			45,122
Stockholders’ equity	183,561			175,435

Total liabilities and stockholders’ equity	$2,154,650			$2,024,935

Net interest and dividend income/spread		$29,003	1.35%		$32,713	1.67%

Net interest-earning assets/margin (3)	$211,979		1.82%	$205,667		2.18%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.11			1.11

Other Ratios:
Return on average assets (2)	0.42%			1.02%
Return on average equity (2)	4.92%			11.83%
Noninterest expense to average assets (2)	0.80%			0.60%
Efficiency ratio (4)	39%			23%
Average stockholders’ equity to average assets	8.52%			8.66%

(1)	Includes average nonaccrual loans of $108.3 million in the 2008 period and $38.8 million in the 2007 period. Interest not accrued on such loans and excluded from the table above totaled $5.9 million in the 2008 period and $2.6 million in the 2007 period.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 1.95% and 2.57% for the 2008 period and 2007 period, respectively.
(4)	Defined as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend income plus noninterest income.

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

	For the Nine-Months Ended September 30, 2008 vs. 2007 Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(6,201)	$5,281	$(291)	$(1,211)
Securities	(1,999)	937	(98)	(1,160)
Other interest-earning assets	(350)	124	(62)	(288)

Total interest-earning assets	(8,550)	6,342	(451)	(2,659)

Interest-bearing liabilities:
Interest checking deposits	(7)	(31)	3	(35)
Savings deposits	1	(26)	—	(25)
Money market deposits	(1,347)	2,278	(404)	527
Certificates of deposit	(522)	2,328	6	1,812

Total deposit accounts	(1,875)	4,549	(395)	2,279

FHLB advances and Fed funds purchased	(463)	166	(84)	(381)
Debentures and accrued interest payable	(70)	(788)	17	(841)
Debentures - capital securities	(9)	—	4	(5)
Mortgage note payable	—	(1)	—	(1)

Total borrowed funds	(542)	(623)	(63)	(1,228)

Total interest-bearing liabilities	(2,417)	3,926	(458)	1,051

Net change in interest and dividend income	$(6,133)	$2,416	$7	$(3,710)

Provision for Loan Losses

The provision for loan losses increased by $5.4 million to $8.5 million in 9mths-08, from $3.1 million in 9mths-07. The increase was due to $6.2 million associated with credit downgrades on nonaccrual loans and lower estimated real estate values on certain collateral properties, partially offset by a reduction of $0.8 million resulting from a decrease in the rate of net loan growth over the prior year period. Total loans outstanding grew by $76 million in 9mths-08, compared to $136 million in 9mths-07.

Noninterest Income

Noninterest income decreased by $2.7 million to $4.4 million in 9mths-08, from $7.1 million in 9mths-07. The decrease was primarily due to a $3.7 million decrease in income from loan prepayments, partially offset by a $0.3 million increase in gains from the early call of investment securities (which consists of the recognition of any unamortized premium or discount at time of call) and a $0.3 million increase in loan service charge income.

The sharp decline in market interest rates in the first quarter of 2008 resulted in a higher level of securities being called by the issuers. The Company believes that the volume of loan prepayments and prepayment income derived therefrom has decreased due to longer-term, fixed-rate loans that have been originated by the Company since the beginning of 2007 as well as the effects of the crisis in the credit markets in general, which has severely reduced funds available in the general marketplace for real estate lending.

Noninterest Expenses

Noninterest expenses increased by $3.9 million to $13.0 million in 9mths-08, from $9.1 million in 9mths-07. The increase was primarily due to a $2.8 million increase in expenses associated with nonaccrual loans/foreclosed real estate, a $0.4 million increase in FDIC insurance premiums, a $0.3 million increase in salaries and employee benefits (mostly due to stock compensation expense recorded under SFAS 123) and a $0.2 million increase in expense from the early retirement of debentures.

The Company’s efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, was 39% in 9mths-08, compared to 23% in 9mths-07. The efficiency ratio was negatively affected by the impact of nonaccrual loans and higher FDIC insurance premiums. The Company had 70 employees at September 30, 2008 and 2007.

Provision for Income Taxes

The provision for income taxes decreased by $6.9 million to $5.2 million in 9mths-08, from $12.1 million in 9mths-07 due to a decrease in pre-tax income. The Company’s effective tax rate (inclusive of state and local taxes) amounted to 43.4% in 9mths-08 and 43.7% in 9mths-07.

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

Intervest National Bank. The Bank’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its loans and the rates offered on its deposits. The Bank needs to pay competitive interest rates to attract and retain deposits to fund its loan originations. The Bank continues to experience competitive market conditions and lower pricing in originating its loans, which encompass both interest rates and fees charged on new loans. Additionally, despite rate reductions in the federal funds rate by the Federal Open Market Committee (FOMC) totaling 275 basis points since September 18, 2007, the Bank has not been able to fully lower its deposit rates in step with the FOMC in order to remain competitive in attracting deposits. At September 30, 2008, the Bank also had $97 million of nonperforming assets. All of these factors have adversely affected the Bank’s net interest margin, which was 1.82% in the first nine months of 2008.

The Bank relies heavily on certificates of deposit (time deposits) as its main source of funds. Consolidated deposits amounted to $1.73 billion at September 30, 2008 and time deposits represented 81% or $1.41 billion of those deposits, down from 85% at December 31, 2007, which reflects an increase in money market accounts. Time deposits of $100,000 or more at September 30, 2008 totaled $599 million, compared to $586 million at December 31, 2007, and included $169 million and $166 million of brokered deposits at each date, respectively. Brokered deposits had a weighted average remaining term of 4.2 years at September 30, 2008. The Bank’s brokered deposits are sold by investment firms, which are paid a fee by the Bank for placing the deposit. The Bank must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Time deposits are the only deposit accounts offered by the Bank that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. At September 30, 2008, $600 million, or 43%, of the Bank’s total time deposits mature by September 30, 2009. Based on past experience, the Bank expects that a substantial portion of these deposits will be renewed and remain with the Bank.

The Bank borrows funds on an overnight or short-term basis to manage its liquidity needs. At September 30, 2008, the Bank had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. As a member of the FHLB of New York and FRB of New York, the Bank can also borrow from these institutions on a secured basis. The Bank’s average outstanding borrowings totaled $26 million in the first nine months of 2008. At September 30, 2008, there were $95 million of borrowings outstanding, of which $45 million, or 47%, matures within 30 days and the remainder at various times through September 2013. The Bank has utilized more FHLB advances due to favorable borrowing rates. At September 30, 2008, the Bank had available collateral consisting of investment securities to support additional total borrowings of $294 million from the FHLB and FRB.

The Bank invests in U.S. government agency debt obligations to emphasize safety and liquidity. All of the Bank’s security investments are classified as held to maturity, and nearly all of the securities have fixed rates of interest or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty. At September 30, 2008, the entire portfolio had a weighted-average remaining maturity of 4.6 years, and $14 million, or 3%, of the portfolio matures by September 30, 2009. The Bank expects to reinvest the proceeds from these maturities into new securities. The Bank’s loan-to-deposit ratio was 89% at September 30, 2008, compared to 88% at December 31, 2007. The Bank’s goal is to target its loan-to-deposit ratio at approximately 85%.

The Bank had cash and short-term investments of $15.1 million at September 30, 2008 and $324 million of its loan portfolio (excluding nonaccrual loans) matures by September 30, 2009. The Bank expects to extend or refinance a portion of these maturing loans. At September 30, 2008, the Bank had commitments to lend of $56 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described above. The Bank has from time to time received capital contributions from the Holding Company to increase its capital to support its asset growth. No contributions have been made since 2005. At September 30, 2008, the Bank had excess regulatory capital to support an additional $475 million of asset growth and still maintain a well-capitalized designation.

Intervest Mortgage Corporation. Intervest Mortgage Corporation’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its mortgage loans and the rates paid on its debentures issued to the public. Since early 2007, competitive market conditions and lower pricing for new loans have decreased Intervest Mortgage Corporation’s loan originations significantly from its historical levels, and only one loan has been originated during 2008. As a result, Intervest Mortgage Corporation has been applying the proceeds from loan repayments to redeem its outstanding debentures, in many cases prior to contractual maturity. To the extent that current market conditions continue to exist, it is likely that the level of Intervest Mortgage Corporation’s loan originations will continue to be relatively modest and it likely will continue to apply the proceeds received from maturing loans to the repayment of outstanding debentures. Intervest Mortgage Corporation has sources of funds from its maturing loans sufficient to satisfy its maturing liabilities. Management will continue to closely monitor market trends to determine if additional loan originations or other real estate activities, consistent with Intervest Mortgage Corporation’s overall goals and objectives, are appropriate for pursuit. At September 30, 2008, $26.8 million of Intervest Mortgage Corporation’s mortgage loans (excluding nonaccrual loans) are scheduled to mature by September 30, 2009. At September 30, 2008, Intervest Mortgage Corporation had cash and short-term investments of $32.0 million. On November 1, 2008, Intervest Mortgage Corporation is scheduled to repay $15.5 million of debentures prior to their contractual maturities and $0.7 million of related accrued interest payable from cash on hand. A loss aggregating $328,000 from the early extinguishment of debentures will be recorded in the fourth quarter, which represents the expensing of remaining related unamortized issuance costs.

Holding Company. The Holding Company’s sources of funds and capital have been derived from the following: interest income from a limited portfolio of mortgage loans (including purchased participations in loans originated by the Bank) and short-term investments; monthly dividends from the Bank to service interest expense on trust preferred securities; monthly management fees from Intervest Mortgage Corporation and the Bank for providing these subsidiaries with certain administrative services; the issuance of its common stock through public offerings, exercise of common stock warrants and conversion of debentures; the issuance of trust preferred securities through its wholly owned business trusts; and the direct issuance of other subordinated debentures to the public. At September 30, 2008, the Holding Company had no debentures outstanding and $2.4 million in cash and short-term investments.

The Holding Company, through its wholly owned business trusts, has $56.7 million of trust preferred securities outstanding at September 30, 2008 and $55.0 million (representing outstanding debentures net of the Holding Company’s common stock investments in the trusts) qualified for and was included in regulatory Tier 1 capital. The resulting proceeds have been invested in the Bank at various times through capital contributions. The securities have fixed rates of interest for the initial five-year period and thereafter variable rates and contractually mature at various time through 2036. The Holding Company is required to make interest payments that currently total $3.4 million annually, or an average cost of 6.20% inclusive of amortized offering expenses, on the outstanding trust preferred securities. On September 18, 2008, $15.4 million of the securities converted from a fixed rate of 6.75% to a variable rate and will reprice quarterly based on 3-month libor plus 2.95%. On March 17 and September 20, 2009, an additional $15.4 million of these securities on each date will convert from a fixed rate of 5.88% and 6.20%, respectively, to variable rate and reprice quarterly based on 3-month libor plus 2.79% and 3-month libor plus 2.40%, respectively. The Bank provides the funds for the debt service on the trust preferred securities through the payment of cash dividends to the Holding Company. If the Bank is unable to pay dividends to the Holding Company, the Holding Company may not be able to service this debt, pay its other obligations, or pay dividends on its common stock. On April 23, 2008, the Holding Company’s board of directors approved the payment of a cash dividend of $0.25 per share on the Holding Company’s outstanding Class A and Class B common stock. The dividend was paid June 16, 2008 to shareholders of record on the close of business June 2, 2008 using cash on hand from the Holding Company.

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

The Holding Company, the Bank and Intervest Mortgage Corporation each consider their current liquidity and sources of funds sufficient to satisfy their outstanding lending commitments and maturing liabilities. Management is not aware of any trends, known demand, commitments or uncertainties other than those discussed above or elsewhere in this report that are expected to have a material impact on future operating results, liquidity or capital resources of each entity. However, there can be no assurances that adverse conditions may not arise in credit markets that would adversely impact the Company’s liquidity and ability to raise funds (either through attracting deposits, from borrowings or sales of assets) to meet its operations and satisfy its outstanding lending commitments and maturing liabilities.

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

The Bank is required to maintain regulatory defined minimum Tier 1 leverage and Tier 1 and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At September 30, 2008 and December 31, 2007, management believes the Bank met its capital adequacy requirements and is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. As of the date of filing of this report on Form 10-Q, management is not aware of any conditions or events that would have changed the Bank’s designation as a well-capitalized institution.

Information regarding the Bank’s regulatory capital and related ratios is summarized as follows:

($ in thousands)	At September 30, 2008	At December 31, 2007
Tier 1 Capital	$203,074	$198,090
Tier 2 Capital	22,268	20,268

Total risk-based capital	$225,342	$218,358

Net risk-weighted assets	$1,778,863	$1,627,053
Average assets for regulatory purposes	$2,099,545	$1,914,469

Tier 1 capital to average assets	9.67%	10.35%
Tier 1 capital to risk-weighted assets	11.42%	12.17%
Total capital to risk-weighted assets	12.67%	13.42%

The Company on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At September 30, 2008 and December 31, 2007 management believes that the Company met its capital adequacy requirements.

Beginning March 31, 2009, the use of trust preferred securities in the Tier 1 capital of bank holding companies will become subject to stricter limitations. For a further discussion of these restrictions, see pages 54 and 55 of the Company’s annual report on Form 10-K for the year ended December 31, 2007. As of September 30, 2008 and December 31, 2007, assuming the Holding Company had excluded all of its eligible trust preferred securities from Tier 1 Capital and included such amount in Tier 2 capital, the Company would still have exceeded its minimum capital requirement threshold under the regulatory framework for prompt corrective action.

Information regarding consolidated regulatory capital and related ratios is summarized below:

($ in thousands)	At September 30, 2008	At December 31, 2007
Tier 1 Capital (1)	$241,230	$234,561
Tier 2 Capital (1)	23,096	21,593

Total risk-based capital	$264,326	$256,154

Net risk-weighted assets	$1,844,969	$1,733,124
Average assets for regulatory purposes	$2,188,594	$2,023,606

Tier 1 capital to average assets	11.02%	11.59%
Tier 1 capital to risk-weighted assets	13.08%	13.53%
Total capital to risk-weighted assets	14.33%	14.78%

(1)	At September 30, 2008 and December 31, 2007, there were $55 million of qualifying capital securities outstanding and included in Tier I capital, which represent the total outstanding debentures issued to Statutory Trust II, III, IV and V by the Holding Company, net of the Holding Company’s investments in those trusts. The inclusion of these securities in Tier 1 capital is currently limited to 25% of core capital elements.

Asset and Liability Management

The Company’s interest rate risk arises from differences in the repricing of its assets and its liabilities within a given time period. The primary objective of the Company’s asset/liability management strategy is to limit, within established guidelines, the adverse effect of changes in interest rates on its net interest income and capital. The Company does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps. The Company uses “gap analysis,” which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. For a discussion of gap analysis, including the factors that affect its computation and results, see pages 55 to 57 of the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The Company’s balance sheet has steadily become more interest-rate sensitive over the past 21 months, with increased exposure to a rising interest rate environment. At September 30, 2008, the Company’s interest-bearing liabilities exceeded its interest-earning assets that are scheduled to mature or reprice within one-year. This one-year interest rate sensitivity gap amounted to a negative $489 million, or (22.4)% of total assets, at September 30, 2008, compared to a negative gap of $99 million, or (4.9)% of total assets at December 31, 2007. The Company is currently “liability-sensitive,” indicating that its interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than its interest earning assets.

The change in the gap from December 31, 2007 was due to the continued runoff of accruing loans with a repricing or remaining maturity of less than one year being replaced with new fixed rate loans with maturities averaging 5 years and purchases of security investments with longer-term maturities. The new loans and securities have been funded through an increase in money market and time deposit accounts with maturities of one year or less and short-term FHLB advances. In addition, the scheduled repricing of certain trust preferred capital securities of the Holding Company from fixed to floating rate and the scheduled early repayment of certain debentures of Intervest Mortgage Corporation with original maturities of greater than one year have also contributed to the increased negative gap.

In order to manage rising interest rate risk, the deposit flows of the Bank and deposit rates offered by the Bank are monitored weekly. Currently, management’s intention is to concentrate on attracting longer-term deposits by increasing the rates offered on these products and decreasing the rates on shorter-term deposits. In September 2008, the Bank also began using longer-term FHLBNY advances (within one to five year maturities) to lock in favorable borrowing rates at the time and to help reduce interest rate risk.

It should be noted that for purposes of computing the one-year interest rate sensitivity gap noted above, all deposits with no stated maturities are treated as readily accessible accounts (as noted in footnote 3 to the table that follows). However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by the Bank did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year interest rate sensitivity gap would have computed to be a negative 11% at September 30, 2008, compared to a positive 4% at December 31, 2007, which would have resulted in a significantly lower level of perceived interest rate sensitivity. Notwithstanding all of the above, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Bank’s earnings and capital, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The table that follows summarizes interest-earning assets and interest-bearing liabilities as of September 30, 2008, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Loans (1)	$169,523	$313,612	$724,240	$410,682	$1,618,057
Securities held to maturity (2)	16,502	17,509	206,723	170,110	410,844
Short-term investments	18,886	—	—	—	18,886
FRB and FHLB stock	7,270	—	—	3,642	10,912

Total rate-sensitive assets	$212,181	$331,121	$930,963	$584,434	$2,058,699

Deposit accounts (3) :
Interest checking deposits	$4,552	$—	$—	$—	$4,552
Savings deposits	8,792	—	—	—	8,792
Money market deposits	311,329	—	—	—	311,329
Certificates of deposit	118,377	481,445	630,235	176,293	1,406,350

Total deposits	443,050	481,445	630,235	176,293	1,731,023

FHLB advances	44,700	—	43,500	7,000	95,200
Debentures and mortgage note payable (1)	30,964	30,928	27,810	22,688	112,390
Accrued interest on all borrowed funds (1)	1,706	—	623	632	2,961

Total borrowed funds	77,370	30,928	71,933	30,320	210,551

Total rate-sensitive liabilities	$520,420	$512,373	$702,168	$206,613	$1,941,574

GAP (repricing differences)	$(308,239)	$(181,252)	$228,795	$377,821	$117,125

Cumulative GAP	$(308,239)	$(489,491)	$(260,696)	$117,125	$117,125

Cumulative GAP to total assets	(14.1)%	(22.4)%	(12.0)%	5.4%	5.4%

Significant assumptions used in preparing the gap table above follow:

(1)	Floating-rate loans and debentures payable are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and debentures payable are scheduled, including repayments, according to their contractual maturities. Certain debentures that have been identified to be repaid prior to maturity are scheduled according to the repayment date. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $82.8 million are also excluded from the table although some portion is expected to return to an accrual status in the near term.
(2)	Securities are scheduled according to the earlier of their contractual maturity or the date in which the interest rate is scheduled to increase. The effects of possible prepayments that may result from the issuer’s right to call a security before its contractual maturity date are not considered.
(3)	Interest checking, savings and money market deposits are regarded as readily accessible withdrawable accounts; and certificates of deposit are scheduled according to their contractual maturity dates.

Recent Developments

There have been historical disruptions in the financial system during the past year and many lenders and financial institutions have reduced or ceased to provide funding to borrowers, including other lending institutions. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. Although the Company does not actively lend in the home mortgage market, and does not own or invest in any collateralized debt obligations or collateralized mortgage obligations, these disruptions are likely to have some impact on all institutions in the U.S. banking and financial industries. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations.

In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Under that act, the United States Treasury Department (“Treasury”) will have authority, among other things, to purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

Recent Developments, Continued

On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the Treasury authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. The general terms of this preferred stock program are as follows for a participating bank: pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common stock dividends for three years while Treasury is an investor; cannot redeem the Treasury preferred stock for three years unless the participating bank raises high-quality private capital; must receive Treasury’s consent to buy back their own stock; Treasury receives warrants entitling Treasury to buy participating bank’s common stock equal to 15% of Treasury’s total investment in the participating bank; and participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible. The term of this Treasury preferred stock program could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. Although both the Company and its subsidiary, Intervest National Bank, meet all applicable regulatory capital requirements and remain well capitalized, the Bank currently expects to participate in the TARP capital purchase program and to make an application for the sale of shares of its preferred stock.

Federal and state governments could pass additional legislation responsive to current credit conditions. As an example, the Company could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Company could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund, including requiring riskier institutions to pay a larger share of the premiums. An increase in premium assessments would increase the Company’s expenses. The EESA included a provision for an increase in the amount of deposits insured by FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. The behavior of depositors in regard to the level of FDIC insurance could cause the Bank’s existing customers to reduce the amount of deposits held at the Bank, and or could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin.

The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact, EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company.

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

This Item 1A requires disclosure of any material changes from risk factors previously disclosed in the Company’s most recent annual report on Form 10-K for the year ended December 31, 2007, where such factors are discussed on pages 24 through 29. In addition to those factors, in connection with the Company’s status as a financial holding company, certain additional risks and uncertainties should also be considered as discussed below.

U.S. and international credit markets and economic conditions could adversely affect our liquidity and financial condition

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” global market and economic conditions continue to be disrupted and volatile and the disruption has been particularly acute in the financial sector. Although the Company remains well capitalized and has not suffered any liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition and profitability.

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: October 24, 2008	By:	/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Executive Vice President
(Principal Executive Officer)

Date: October 24, 2008	By:	/s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)