Form 10-K
period 2008-12-31
INTERVEST BANCSHARES CORP
filed 2009-03-02
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended DECEMBER 31, 2008

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

Large Accelerated Filer             Accelerated Filer             Non-accelerated Filer XX        Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes_ No XX.

The aggregate market value of 5,336,186 shares of the Registrant’s Class A common stock outstanding on June 30, 2008, which excludes 2,354,626 shares held by affiliates as a group, was $27,321,372. This value is computed by reference to the closing sale price of $5.12 per share on June 30, 2008 of the Class A common stock on the NASDAQ Global Select Market. All of the Registrant’s 580,000 shares of Class B common stock outstanding on June 30, 2008 were held by affiliates.

On the close of business on January 30, 2009, there were 7,690,812 shares of the Registrant’s Class A common stock and 580,000 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held in May 2009 are incorporated by reference into Parts II and III of this Form 10-K.

Intervest Bancshares Corporation and Subsidiaries

2008 ANNUAL REPORT ON FORM 10-K

PART I

The disclosures and discussions set forth in this report on Form 10-K are qualified by the paragraph captioned “Private Securities Litigation Reform Act Safe Harbor Statement” in “Item 1 Business” and by “Item 1A Risk Factors.”

Item 1. Business

General

Intervest Bancshares Corporation

Intervest Bancshares Corporation (“IBC”) is a registered financial holding company incorporated in 1993 under the laws of the State of Delaware. IBC’s Class A common stock is listed for trading on the Nasdaq Global Select Market under the symbol “IBCA.” There is no public trading market for IBC’s Class B common stock. IBC is the parent company of Intervest National Bank (“INB”) and Intervest Mortgage Corporation (‘IMC”) and IBC owns 100% of the outstanding capital stock of each entity. IBC, INB and IMC are referred to collectively in this report as the “Company” on a consolidated basis. IBC also owns 100% of the outstanding capital stock of four statutory business trusts (Intervest Statutory Trust II, III, IV and V), all of which are unconsolidated entities for financial statement purposes as required by Financial Accounting Standards Board (FASB) Interpretation No. 46-R, “Consolidation of Variable Interest Entities.” The trusts were formed for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to IBC. They do not conduct any trade or business. See note 9 to the consolidated financial statements included in this report for a further discussion of the trusts.

The offices of IBC and IMC and INB’s headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002. The main telephone number is 212-218-2800.

IBC’s primary business is the ownership and operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending, including the participation in loans originated by INB. From time to time, IBC also issues debt and equity securities to raise funds for working capital purposes. IBC is subject to examination and regulation by the Federal Reserve Board (FRB).

Intervest National Bank

INB is a nationally chartered commercial bank that has its headquarters and full-service banking office at One Rockefeller Plaza, Suite 400, in New York City, and a total of six full-service banking offices in Pinellas County, Florida - four in Clearwater, one in Clearwater Beach and one in South Pasadena. INB conducts a personalized commercial and consumer banking business that attracts deposits from the general public in the areas served by its banking offices. INB also provides internet banking services through its web site: www.intervestnatbank.com, which also attracts deposit customers from outside its primary market areas. Information on this web site is not and should not be considered part of this report and is not incorporated by reference. The deposits, together with funds generated from operations, principal repayments on loans and securities and other sources, are mainly used to originate mortgage loans secured by commercial and multifamily real estate and to purchase investment securities. INB maintains capital ratios in excess of the regulatory requirements to be designated as a well-capitalized institution.

INB’s revenues are primarily derived from interest and fees received from originating loans, and from interest and dividends earned on securities and other short-term investments. The principal sources of funds for the INB’s lending activities are deposits, repayment of loans, maturities and calls of securities and cash flow generated from operations. INB’s principal expenses consist of interest paid on deposits and operating, general and administrative expenses. INB’s deposit flows and the rates paid on deposits are influenced by interest rates on competing investments available to depositors and general market rates of interest. INB’s lending activities are affected by the interest rates it charges on loans, customer demand for loans, the supply of money available for lending purposes, the rates offered by its competitors, and the terms and credit risks associated with the loans. INB faces strong competition in the attraction of deposits and in the origination of loans. INB’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent permitted by law.

INB’s operations are significantly influenced by general and local economic conditions, particularly those in the New York City metropolitan area and the State of Florida where most of the properties that secure INB’s mortgage loans are concentrated, and by related monetary and fiscal policies of banking regulatory agencies, including the FRB and FDIC. INB is subject to the supervision, regulation and examination of the Office of the Comptroller of the Currency of the United States of America (OCC). INB has an agreement that expires in 2010 with Fidelity Information Services, a division of Fidelity National Financial, to provide INB with its core data processing using the Kirchman Bankway software, a product of the Kirchman Corporation, which is a division of Metavante Corporation. INB believes that these entities will continue to provide data processing services to support its current needs.

Intervest Mortgage Corporation

IMC’s lending business has historically focused on the origination of first and junior mortgage loans secured by commercial and multifamily real estate. IMC also provided loan origination services to INB up until December 31, 2008 through an intercompany service agreement. IMC funded its loan originations through the issuance of subordinated debentures in public offerings. Since early 2007, competitive market conditions and lower pricing for new loans have decreased IMC’s loan originations significantly from its historical levels, and only one loan was originated in 2008. As a result, IMC has been applying the proceeds from loan repayments in 2008 towards the redemption of its outstanding debentures, in many cases prior to contractual maturity. To the extent that current market conditions continue to exist, it is likely that IMC’s new loan originations will continue to be modest, if any, and it is likely IMC will continue to apply the proceeds received from its maturing loans to the repayment of its outstanding debentures. IMC has sources of funds from its maturing loans sufficient to satisfy its maturing liabilities. Management will closely monitor market trends to determine if additional loan originations or other real estate activities, consistent with IMC’s overall goals and objectives, are appropriate for pursuit.

Available Information

IBC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements and any amendments to those reports, can be obtained (excluding exhibits) without charge by writing to: Intervest Bancshares Corporation, Attention: Secretary, One Rockefeller Plaza (Suite 400) New York, New York 10020. In addition, the reports (with exhibits) are available on the Securities and Exchange Commission’s website www.sec.gov. IBC does not have a website. INB has a website at www.intervestnatbank.com and the information on INB’s web site is not and should not be considered part of this report and is not incorporated by reference in this report.

Private Securities Litigation Reform Act Safe Harbor Statement

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-K that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations concerning future events affecting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company’s risk factors are disclosed in the “Risk Factors” section of this annual report on Form 10-K.

Business Overview and Strategy

The Company’s business is banking and real estate lending. The Company’s lending activities are comprised almost entirely of the origination for its loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and vacant land). Loans in the portfolio had an average life of approximately 4 years at December 31, 2008. The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State and the State of Florida.

A large number of the properties in New York are located in Manhattan, Brooklyn, Queens, Long Island, Staten Island and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Orlando, Fort Lauderdale, Hollywood and Miami. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At December 31, 2008, the Company also had loans on properties in Alabama, Connecticut, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina and Virginia.

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

Market Area

INB’s primary market area for its New York office is considered to be the New York metropolitan area, consisting of the five boroughs of New York City and the areas surrounding them. Historically, the New York City metropolitan area has benefited from being the corporate headquarters of many large industrial and commercial national companies, which have, in turn, attracted many smaller companies, particularly within the service industry. However, as a consequence of being the home of many national companies and to a large number of national securities and investment banking firms, as well as being a popular travel destination, the New York City metropolitan area is particularly sensitive to the economic health of the United States. As a result, economic conditions in other parts of the United States can also affect the economic climate of New York City.

INB’s primary market area for its Florida offices is considered to be Pinellas County, which is the most populous county in the Tampa Bay area of Florida. This area also has many seasonal residents. The Tampa Bay area is located on the West Coast of Florida, midway up the Florida peninsula. The major cities in the area are Tampa (Hillsborough County) and St. Petersburg and Clearwater (Pinellas County). Management believes that INB’s offices are located in middle and upper income communities. INB’s deposit-gathering market also includes its internet web site: www.intervestnatbank.com, which attracts deposit customers from both within and outside INB’s primary market areas.

Competition

In one or more aspects of its business, INB competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with large financial holding companies, have substantially greater financial and marketing resources and lending limits, and may offer services that INB does not currently provide. In addition, many of INB’s nonbank competitors are not subject to the same extensive federal regulations that govern financial holding companies and federally insured banks. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities, and an institution’s regulatory lending limits. An increase in the general availability of funds may increase competition in the origination of mortgage loans and may reduce the yields available therefrom.

Lending Activities

General

The volume of INB’s loan originations is dependent on the interest rates it charges for loans, customer demand for loans, the availability of funds to lend, the rates offered by competitors and the terms and credit risks associated with the loans.

INB’s lending activities emphasize the origination of first mortgage loans secured by commercial and multifamily real estate. INB also offers commercial loans and consumer loans, although such lending has not been emphasized. INB does not presently expect to become active in such lending. INB’s lending activities are conducted pursuant to its written policies and defined lending limits. In originating real estate loans, INB primarily considers the net operating income generated by the underlying property to support the loan’s debt service, the marketability and value of the property, the financial resources, income level and managerial expertise of the borrower, and INB’s lending experience with the borrower. All potential new loans are referred to either of INB’s two senior lending officers, the Chairman and the President, both of whom have substantial experience in commercial and multifamily real estate lending. Generally, all loans originated by the INB must be first reviewed and approved by INB’s Loan Committee, which is comprised of three members of the Board of Directors, one of whom is also the Chairman of INB. As a national bank, INB may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of INB’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral.

IMC is not subject to the same degree of regulation as applies to INB. Historically, IMC has not had any formal policies regarding the percentage of its assets that could be invested in any single or type of mortgage loan, the geographic location of properties collateralizing those mortgages or limits to amounts to any one borrower, loan-to-value ratios and debt service coverage ratios. IMC normally has not invested more than 10% of its assets in any single mortgage. Effective January 1, 2009, IMC adopted lending policies similar to those of INB. IMC also has a Loan Committee and a formal loan approval process similar to that of INB’s. The Committee is comprised of the same individuals as those who serve on INB’s Loan Committee. IMC’s real estate loans consist of first mortgage loans and junior mortgage loans. Junior mortgages normally have greater risks than first mortgages. IMC considers the same factors as those considered by INB in originating loans.

The consolidated loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self storage facilities and vacant land). At December 31, 2008, such loans consisted of 629 loans with an aggregate principal balance of $1.71 billion and an average loan size of $2.7 million. Loans with principal balances of more than $10 million consisted of 20 loans or $271 million, with the largest loan being $20.5 million. Loans with principal balances of $5 million to $10 million consisted of 78 loans and aggregated to $527 million. The Company has experienced a significant increase in nonaccrual loans since March 2007 as noted in the table below and as detailed in the table on page 11.

The following table sets forth information regarding the consolidated loan portfolio:

			At December 31,
($ in thousands)	2008	2007	2006	2005	2004
Commercial real estate loans	$1,081,865	$932,351	$812,063	$735,650	$601,512
Residential multifamily loans	599,721	657,387	634,753	538,760	403,613
Land development and other land loans	31,430	33,318	54,917	105,251	19,198
Residential 1-4 family loans	464	486	35	100	984
Commercial business loans	684	575	745	1,089	1,215
Consumer loans	373	315	218	194	221
Loans receivable	1,714,537	1,624,432	1,502,731	1,381,044	1,026,743
Deferred loan fees	(8,826)	(10,400)	(12,078)	(13,058)	(11,347)
Loans receivable, net of deferred fees	1,705,711	1,614,032	1,490,653	1,367,986	1,015,396
Allowance for loan losses	(28,524)	(21,593)	(17,833)	(15,181)	(11,106)
Loans receivable, net	$1,677,187	$1,592,439	$1,472,820	$1,352,805	$1,004,290
Loans included above that were on a nonaccrual status at year end	$108,610	$90,756	$3,274	$750	$4,607
Accruing loans included above which are contractually past due 90 days or more	$1,964	$11,853	$-	$2,649	$-
Interest income not recorded on loans that were on nonaccrual status during the year	$7,999	$4,546	$153	$75	$236

The following table sets forth the scheduled contractual principal repayments of the loan portfolio in the aggregate:

	At December 31,
($ in thousands)	2008	2007	2006	2005	2004
Due within one year	$377,081	$401,061	$366,457	$419,749	$227,889
Due over one to five years	941,504	870,558	918,255	805,905	645,050
Due over five years	395,952	352,813	218,019	155,390	153,804
	$1,714,537	$1,624,432	$1,502,731	$1,381,044	$1,026,743

The following table sets forth the scheduled contractual principal repayments of the loan portfolio by type:

	At December 31, 2008
($ in thousands)	Due Within One Year	Due Over One to Five Years (1)	Due Over Five Years (1)	Total
Commercial real estate loans	$242,158	$566,325	$273,382	$1,081,865
Residential multifamily loans	105,950	371,665	122,106	599,721
Land development and other land loans	28,179	3,251	-	31,430
Residential 1-4 family loans	-	-	464	464
Commercial business loans	640	44	-	684
Consumer loans	154	219	-	373
	$377,081	$941,504	$395,952	$1,714,537
(1)	At December 31, 2008, $436 million of loans with adjustable rates and $901 million of loans with fixed rates were due after one year.

The following table sets forth the types of properties securing the mortgage loan portfolio:

	At December 31,
($ in thousands)	2008	2007	2006	2005
Commercial Real Estate:
Retail stores	$550,905	$428,170	$298,652	$266,965
Office buildings	265,123	242,240	244,767	198,326
Industrial/warehouse	83,903	82,968	103,971	134,817
Hotels	93,168	100,446	89,333	80,665
Mobile home parks	21,351	15,449	18,627	26,173
Parking lots/garages	29,010	23,305	18,551	8,367
Other	38,405	39,773	38,162	20,337
Residential Multifamily (5 or more units)	599,721	657,387	634,753	536,624
Residential All Other	464	486	998	2,236
Vacant Land	31,430	33,318	54,917	105,251
	$1,713,480	$1,623,542	$1,502,731	$1,379,761

The following table sets forth the activity in the loan portfolio in the aggregate:

	For the Year Ended December 31,
($ in thousands)	2008	2007	2006	2005	2004
Loans receivable, net, at beginning of year	$1,592,439	$1,472,820	$1,352,805	$1,004,290	$664,545
Originations	386,892	554,630	548,474	706,672	626,252
Principal repayments	(267,490)	(431,954)	(426,787)	(352,371)	(278,365)
Transfers to foreclosed real estate	(25,070)	(975)	-	-	-
Chargeoffs	(4,227)	-	-	-	-
Decrease (increase) in deferred loan fees	1,574	1,678	980	(1,711)	(3,616)
Net increase in allowance for loan losses	(6,931)	(3,760)	(2,652)	(4,075)	(4,526)
Loans receivable, net, at end of year	$1,677,187	$1,592,439	$1,472,820	$1,352,805	$1,004,290

Loan originations and repayments by quarter for 2008 and 2007 are summarized in the following table:

($ in thousands)	Dec 31, 2008	Sep 30, 2008	Jun 30, 2008	Mar 31, 2008	Dec 31, 2007	Sep 30, 2007	Jun 30, 2007	Mar 31, 2007
Originations:
INB	$59,901	$100,788	$129,013	$95,990	$80,919	$140,137	$146,499	$138,687
IMC	-	-	-	1,200	6,933	16,650	18,355	6,450
	$59,901	$100,788	$129,013	$97,190	$87,852	$156,787	$164,854	$145,137
Principal Repayments:
INB	$41,914	81,610	$73,948	$26,129	$99,316	$140,155	$82,040	$78,302
IMC	4,254	29,207	5,927	4,452	3,252	6,759	12,459	7,714
IBC (1)	12	13	12	12	14	41	1,830	72
	$46,180	$110,830	$79,887	$30,593	$102,582	$146,955	$96,329	$86,088

(1) Excludes the repurchase by INB of IBC’s participations in loans originated by INB.

The following table sets forth the geographic distribution of the loan portfolio in the aggregate:

	At December 31,
	2008		2007		2006		2005		2004
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
New York	$1,122,459	66%	$1,046,704	64%	$1,005,946	67%	$896,746	65%	$729,301	71%
Florida	403,553	23	412,076	26	366,393	24	323,764	24	198,823	19
Connecticut & New Jersey	74,698	4	62,552	4	52,185	4	84,373	6	51,186	5
All Other	113,827	7	103,100	6	78,207	5	76,161	5	47,433	5
	$1,714,537	100%	$1,624,432	100%	$1,502,731	100%	$1,381,044	100%	$1,026,743	100%

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

INB has historically originated short-term real estate mortgage loans with either fixed or variable interest rates. Commencing in early 2007, as a result of competitive market conditions and lower pricing in originating loans, INB began placing greater reliance on fixed-rate loan originations with somewhat longer maturities. To illustrate, fixed-rate loans constituted approximately 72% of the loan portfolio at December 31, 2008, compared to approximately 40% at December 31, 2006. Loans in the portfolio had an average life of approximately 4 years at December 31, 2008, compared with 3 years at December 31, 2006. Loans are normally originated for a term of no more than 10 years. For those loans originated with terms of greater than 10 years, a large number of them are self-liquidating loans. The Company may experience loan prepayments, the amount of which cannot be predicted, and reinvestment risk associated with the investment of the resulting proceeds.

As part of INB’s written policies for real estate loans, loan-to-value ratios (the ratio that the original principal amount of the loan bears to the lower of the purchase price or appraised value of the property securing the loan at the time of origination) on loans originated by INB typically do not exceed 80%. Debt service coverage ratios (the ratio of the net operating income generated by the property securing the loan to the required debt service) on multi-family and commercial real estate loans originated typically are not less than 1.2 times. INB has originated from time to time mortgage loans on vacant properties or vacant land for which there is limited or no cash flow being generated by the operation of the underlying real estate.

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

IMC’s loan portfolio includes junior mortgages, which at December 31, 2008 amounted to 10 junior mortgages, which constituted 10%, or $5.1 million, of its total loan portfolio. Junior mortgages are subordinate in right of repayment to the senior mortgage on the property. As a result, in the event of a default on a senior mortgage secured by the property, the holder of the senior mortgage may independently commence foreclosure proceedings. In such an event, a junior mortgage holder must often cure the default in order to prevent foreclosure. If there is a foreclosure on the senior mortgage, the owner of the junior mortgage is only entitled to share in liquidation proceeds after all amounts due to senior lienholders have been fully paid. Actual proceeds available for distribution upon foreclosure may not be sufficient to pay all sums due on the senior mortgage, other senior liens and the junior mortgage, and the costs and fees associated with the foreclosure proceedings. At December 31, 2008, all but two of the junior mortgages held by IMC were on properties where INB holds the senior mortgage.

Loan Solicitation and Processing

Historically, mortgage brokers have been the source of substantially all of the real estate loans originated by the Company. To a lesser extent, the Company’s loan originations are also derived from advertising in newspapers and trade journals, existing customers, direct solicitation by its officers and walk-in customers. The mortgage brokers are paid a fee by the borrower upon the funding of the loans by the Company.

The Company’s underwriting procedures normally require the following: an appraisal of the property securing the mortgage loan that is performed by a licensed or certified appraiser approved by the Company to determine the property’s adequacy as collateral; a physical inspection of the property; mortgage title insurance; flood insurance when required, fire and casualty insurance and environmental surveys. The Company also performs analyses for relevant real property and financial factors, which may include: the condition and use of the subject property; the property’s income-producing capacity; and the quality, experience and creditworthiness of the property’s owner. Credit reports and other verifications, including searches related to the requirements of the Office of Foreign Assets Control (OFAC) and the USA Patriot Act, are obtained to substantiate specific information relating to the applicant’s income, credit standing and legal status. In addition, the Company has an internal appraisal review process to monitor third party appraisals.

Prior to January 1, 2009, INB had a servicing agreement with IMC whereby IMC provided INB with mortgage loan origination services for a monthly fee that was computed based on loan origination volumes. The services included: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with INB’s underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. The services were performed by IMC’s personnel and the related expenses were borne by IMC. INB paid $2.6 million, $3.8 million and $5.0 million in 2008, 2007 and 2006, respectively, to IMC in connection with this servicing agreement, all of which is eliminated in the Company’s consolidated financial statements. As a result of this agreement, the same personnel have furnished origination services for the entire Company. Effective January 1, 2009, the employees of IMC became employees of INB and they continue to perform loan origination services consistent with past practice. The intercompany service agreement was terminated as of December 31, 2008.

Loan Origination, Loan Fees and Prepayment Income From the Early Repayment of Loans.

The Company normally charges loan origination fees on the mortgage loans it originates based on a percentage of the principal amount of the loan. These fees are normally comprised of a fee that is received from the borrower at the time the loan is originated and another similar fee that is contractually due when the loan is repaid. The total fees, net of related direct loan origination costs, are deferred and amortized over the contractual life of the loan as an adjustment to the loan’s yield. At December 31, 2008, the Company had $8.8 million of net unearned loan fees and $8.6 million of loan fees receivable. The Company also earns other fee income from the servicing of its loans.

When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and or interest in certain cases in accordance with the prepayment provisions in the mortgage loan. The amount and timing of, as well as income from loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of mortgage loans that are prepaid tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. However, given the nature and type of the mortgage loans the Company originates, including their short average life, the Company may still experience loan prepayments notwithstanding the effects of movements in interest rates. Loan prepayment income totaled $2.4 million in 2008, $7.0 million in 2007 and $4.9 million in 2006.

Temporary Investments in Loans and Loan Participations

IMC may periodically originate a real estate mortgage loan in its own name and temporarily hold it in its portfolio for a short period and subsequently transfer the loan to INB at cost. Periodically, IBC or IMC may purchase a participation in a real estate mortgage loan originated by INB. All participations are purchased at face value and the interest of the participant in the collateral securing the loan is pari passu with INB. The above transactions are undertaken from time to time to provide INB additional flexibility in originating loans.

Real Estate Investing Activities

The Company may acquire and retain title in real property pursuant to a foreclosure of a mortgage loan in the normal course of business either directly or through a subsidiary or an affiliated entity. See the section that follows for a discussion of foreclosed real estate.

Asset Quality

The Company considers asset quality to be of primary importance to its business and has procedures in place designed to mitigate the risks associated with its lending activities. After a loan is originated, various steps are undertaken (such as an annual physical inspection of the subject property and periodic reviews of loan files in order to monitor loan documentation and the value of the property securing the loan) with the objective of quickly identifying, evaluating and initiating corrective actions if necessary. The Company also engages in the constant monitoring of the payment status of its outstanding loans and pursues a timely follow-up on any delinquencies, including initiating collection procedures when necessary. Late fees are also assessed on delinquent loan payments.

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

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities or on properties located in a particular geographic area. The Company’s loan portfolio has historically been concentrated in commercial real estate and multifamily mortgage loans (including land loans), which represented 99.9% of the total loan portfolio at December 31, 2008. The properties underlying the Company’s mortgage loans are also concentrated in two states, New York and Florida, representing 66% and 23%, respectively, of the total dollar amount of loans outstanding at December 31, 2008. Many of the properties in New York State are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which in turn may affect the borrower’s ability to repay the mortgage loan. As such, these properties may not be affected by the general movement of real estate values in the same manner as other income-producing properties. Many of the properties securing the Company’s loans are also located in areas that are being revitalized or redeveloped.

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

Nonaccrual loans increased to $108.6 million (26 loans) at December 31, 2008, from $90.8 million (18 loans) at December 31, 2007. At December 31, 2008, there were was one loan ($2.0 million) classified as ninety days past due and still accruing interest, compared to two loans totaling $11.9 million classified as such at December 31, 2007. Nonaccrual loans are considered impaired under the criteria of SFAS 114 “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements 5 and 15”. At December 31, 2008, nonaccrual loans had a specific valuation allowance in the aggregate amount of $8.2 million (included as part of the overall allowance for loan losses) in accordance with SFAS 114. A specific allowance was not maintained at any time during 2007. Estimated loan-to-value ratios, net of specific valuation allowances, on nonaccrual (impaired) loans ranged from 49% to 99% at December 31, 2008. At December 31, 2008 and 2007, there were no other loans classified as impaired.

Estimates of fair value of the collateral properties is determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s two senior lending officers (the Chairman and the President of INB) related to values of properties in the Company’s market areas. These officers take into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Determination of the need for updating appraisals, where practical, is made on a loan-by-loan basis.

The following table sets forth information concerning nonperforming assets by entity at December 31, 2008:

($ in thousands)	INB	IMC	IBC	Consolidated
Nonaccrual (impaired) loans	$100,318	$8,292	-	$108,610
Real estate acquired through foreclosure	6,754	2,327	-	9,081
Total nonperforming assets	$107,072	$10,619	-	$117,691
Nonperforming assets to total assets	4.86%	14.07%	-	5.18%
Nonaccrual loans to total gross loans receivable	6.04%	16.23%	-	6.33%
Allowance for loan losses to total net loans receivable	1.66%	1.94%	1.16%	1.67%
Allowance for loan losses to nonaccrual loans	27.42%	11.92%	-	26.26%

Real estate acquired through foreclosure at December 31, 2008 is detailed as follows:

($ in thousands)				Net Carrying
Property Type	City	State	Entity	Value (1)
Undeveloped land	North Fort Myers	Florida	INB	$2,933
Multifamily	Hollywood	Florida	INB	3,821
Office building	Brooklyn	New York	IMC	2,327
				$9,081

(1) Net of a valuation allowance.

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan’s carrying value at the date of transfer, or estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, management periodically performs market valuations and the property continues to be carried at the lower of cost or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in the caption “Real Estate Activities Expenses” in the consolidated statements of earnings. A valuation allowance of $0.5 million at December 31, 2008 was maintained on foreclosed real estate, which represents write downs of the carrying value of two properties subsequent to foreclosure.

Nonaccrual loans are detailed as follows (dollar amounts are in thousands):

Property Type	City	State	Lender	Month Nonaccrual	Dec 31, 2008	Dec 31, 2007	Notes
Retail store	Avenel	New Jersey	INB	Mar 2007	$3,064	$3,064	(1)
Retail stores	Neptune	New Jersey	INB	Mar 2007	512	2,439	(1)
Retail stores	South Amboy	New Jersey	INB	Mar 2007	1,339	2,220	(1)
Retail store	Little Silver	New Jersey	INB	Mar 2007	739	739	(1)
Multifamily	Long Island	New York	INB	Jun 2007	11,316	11,316	(2)
Hotel	St. Augustine	Florida	INB	Jun 2007	9,053	9,053	(3)
Multifamily	New York	New York	INB	Aug 2007	-	3,864	(4)
Undeveloped land	North Fort Myers	Florida	INB	Sep 2007	-	3,330	(5)
Multifamily	Lauderhill	Florida	INB	Nov 2007	-	18,012	(6)
Multifamily	Hollywood	Florida	INB	Sep 2007	-	4,065	(5)
Office building	Sunny Isles	Florida	INB	Sep 2007	-	4,284	(8)
Undeveloped land	Long Island City	New York	INB	Mar 2008	11,001	-	(7)
Undeveloped land	Hollywood	Florida	INB	Apr 2008	830	-	(10)
Mobile home park	Perryville	Maryland	INB	May 2008	4,024	-	(7)
Office building	Staten Island	New York	INB	May 2008	5,762	-	(9)
Motel	Lakewood	New Jersey	INB	Jun 2008	1,390	-	(7)
Retail Stores	Flushing	New York	INB	Aug 2008	13,060	-	(7)
Multifamily	Brooklyn	New York	INB	Aug 2008	786	-	(7)
Hotel	Orlando	Florida	INB	Aug 2008	5,939	-	(7)
Undeveloped land	Carabelle	Florida	INB	Aug 2008	1,569	-	(7)
Multifamily	Tampa	Florida	INB	Sep 2008	10	-	(7)
Multifamily	Tampa	Florida	INB	Oct 2008	7,475	-	(7)
Hotel	Clearwater	Florida	INB	Nov 2008	2,977	-	(7)
Hotel	Clearwater	Florida	INB	Nov 2008	6,954	-	(7)
Office building	Yonkers	New York	INB	Nov 2008	2,644	-	(7)
Retail Store	New York	New York	INB	Nov 2008	7,905	-	(7)
Land	Long Island City	New York	INB	Dec 2008	697	-	(7)
Multifamily	Springfield	Massachusetts	INB	Dec 2008	1,272	-	(7)
					100,318	62,386
Hotel	St. Augustine	Florida	IMC	Jul 2007	6,034	6,034	(3)
Multifamily	New York	New York	IMC	Aug 2007	-	4,445	(4)
Multifamily	New York	New York	IMC	Aug 2007	-	4,387	(4)
Multifamily	New York	New York	IMC	Aug 2007	-	4,178	(4)
Multifamily	New York	New York	IMC	Aug 2007	-	4,119	(4)
Multifamily	New York	New York	IMC	Aug 2007	-	1,249	(4)
Office building	Brooklyn	New York	IMC	Oct 2006	-	2,299	(5)
Hotel	Howell	New Jersey	IMC	Dec 2007	1,659	1,659	(7)
Office building	Staten Island	New York	IMC	May 2008	389	-	(9)
Office building	Yonkers	New York	IMC	Dec 2008	210	-	(7)
					8,292	28,370
					$108,610	$90,756
(1)

The completion of foreclosure proceedings, which involve multiple properties, have been delayed by reason of a bankruptcy filing. Some collateral properties were sold in 2008 and net proceeds of $2.8 million were applied to the reduction of outstanding principal.

(2)

Foreclosure proceedings are in progress. A receiver is controlling the property and the rents. Currently, the rents are not sufficient to cover the operating costs of the property and INB is funding the shortfall as necessary, including paying real estate taxes directly.

(3)

Both amounts represent one loan ($15.1 million) originated by INB and IMC owns a participation. The loan is secured by a waterfront hotel, restaurant and marina resort. Foreclosure proceedings are in progress but remain stayed by reason of a bankruptcy filing.

(4)	All six loans were repaid in September 2008 for $23.5 million, which included receipt of approximately $1.4 million of past due interest.
(5)	Title to the collateral property was acquired in 2008.
(6)

Title to the collateral property was acquired in 2008 and a $2.4 million charge off was recorded upon transfer of the loan to foreclosed real estate. The property was sold in December 2008 for net proceeds of $15.2 million. A net loss of $0.3 million was recorded from the sale.

(7)	Foreclosure proceedings are in progress.
(8)

The borrower sold the collateral property to a third party for $4.6 million in October 2008 and paid INB $0.4 million in cash, of which $84,000 was applied to principal and the remainder was applied to past due interest. INB provided new financing on the purchase and the new loan of $4.2 million is an accruing loan.

(9)

Borrower has requested and INB has agreed to the deferral of contractual loan payments through June 2009 to give the borrower time to lease vacant space at the property. The borrower will continue to make monthly escrow payments as required under INB’s first mortgage loan. IMC holds a second mortgage on this property.

(10)	A $1.9 million charge off was recorded in September 2008. Title to the collateral property was acquired in January 2009.

In addition to nonperforming assets discussed previously, there were $18.4 million of real estate loans held by INB at December 31, 2008, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. Potential problem loans are normally classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that INB will not be able to collect all amounts due according to the contractual terms of the loan. Although these loans have been identified as potential problem loans, they may never become delinquent, non-performing or impaired. Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

Allowance for Loan Losses

A detailed discussion of the factors and estimates used in computing the allowance for loan losses can be found under the caption “Critical Accounting Policies” in this report on Form 10-K.

The following table sets forth information regarding the activity in the consolidated allowance for loan losses:

	At December 31,
($ in thousands)	2008	2007	2006	2005	2004
Allowance at beginning of year	$21,593	$17,833	$15,181	$11,106	$6,580
Provision for loan losses charged to expense	11,158	3,760	2,652	4,075	4,526
Chargeoffs	(4,227)	-	-	-	-
Recoveries	-	-	-	-	-
Allowance at end of year (1) (2)	$28,524	$21,593	$17,833	$15,181	$11,106
Total loans, net of deferred fees	$1,705,711	$1,614,032	$1,490,653	$1,367,986	$1,015,396
Average loans outstanding during the year	$1,693,749	$1,601,271	$1,451,366	$1,206,089	$867,724
Ratio of allowance to net loans receivable	1.67%	1.34%	1.20%	1.11%	1.09%
Ratio of net chargeoffs to average loans	0.25%	-	-	-	-
(1)	Nearly all of the allowance for loan losses is allocated to real estate loans.
(2)	At December 31, 2008, in accordance with SFAS 114, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $8.2 million for nonaccrual (impaired) loans.

The following table summarizes the activity in the allowance for loan losses by entity for 2008:

($ in thousands)	INB	IMC	IBC	Consolidated
Balance at December 31, 2007	$20,268	$1,295	$30	$21,593
Chargeoffs	(4,227)	-	-	(4,227)
Provision (credit) for loan losses charged to expense	11,465	(307)	-	11,158
Balance at December 31, 2008	$27,506	$988	$30	$28,524

There can be no assurance that the Company will not incur additional significant loan loss provisions, loan chargeoffs or expenses in connection with the ultimate collection of its nonaccrual loans. The Company may also incur significant expenses in carrying and disposing of properties acquired through foreclosure. For 2008 and 2007, the Company incurred a total of $5.4 million and $0.7 million, respectively, in various expenses and costs associated with nonaccrual loans/foreclosed real estate.

Security Investment Activities

INB’s policy with respect to investing in securities is designed to provide and maintain liquidity, without incurring undue interest rate risk and credit risk. Securities are classified as held to maturity and are carried at amortized cost when INB has the intent and ability to hold them to maturity. INB has historically purchased securities that are issued directly by the U.S. government or one of its agencies with short- to intermediate-maturity terms that have either adjustable rates, predetermined rate increases or fixed rates of interest. INB has also selectively purchased corporate securities, consisting of trust-preferred notes, to enhance yield. INB’s goal is to maintain a securities portfolio with a short weighted-average life of no more than five years, which allows for the resulting cash flows to either be reinvested in securities at current market interest rates, used to fund loan growth or pay off short-term borrowings as needed.

The table that follows depicts the amortized cost (carrying value), contractual maturities and weighted-average yields of INB’s portfolio of securities held to maturity. The table excludes the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB) stock investments required to be held by INB in order to be a member of the FHLB and FRB.

	Due		Due		Due		Due
	One Year		After One Year		After Five Years		After
	or Less		to Five Years		to Ten Years		Ten Years		Total
($ in thousands)	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield
At December 31, 2008:
U.S. government agencies	$15,773	3.41%	$356,804	3.53%	$82,991	4.73%	$11,982	4.97%	$467,550	3.77%
Corporate	-	-	-	-	-	-	$8,031	5.32	8,031	5.32
	$15,773	3.41%	$356,804	3.53%	$82,991	4.73%	$20,013	5.11%	$475,581	3.80%
At December 31, 2007:
U.S. government agencies	$73,952	5.01%	$183,984	4.90%	$74,150	5.17%	$3,988	4.98%	$336,074	4.99%
Corporate	-	-	-	-	-	-	$8,031	5.78	8,031	5.78
	$73,952	5.01%	$183,984	4.90%	$74,150	5.17%	$12,019	5.52%	$344,105	5.01%
At December 31, 2006:
U.S. government agencies	$112,454	4.11%	$284,555	5.17%	$996	5.02%	$-	-%	$398,005	4.87%
Corporate	-	-	-	-	-	-	6,010	5.62	6,010	5.62
	$112,454	4.11%	$284,555	5.17%	$996	5.02%	$6,010	5.62%	$404,015	4.88%
At December 31, 2005:
U.S. government agencies	$124,413	2.71%	$127,095	3.79%	$-	-%	$-	-%	$251,508	3.26%
At December 31, 2004:
U.S. government agencies	$84,586	1.81%	$164,302	2.59%	$-	-%	$-	-%	$248,888	2.33%

INB has from time to time maintained a securities available-for-sale portfolio for securities that are held for indefinite periods of time for use in its asset/liability management strategies, or that may be sold in response to changes in interest rates or other factors. Such securities would be carried at estimated fair value. INB has not classified securities as available for sale since 2002. The Company does not engage in trading activities.

The Company also invests in various money market instruments (including overnight and term federal funds, short-term bank commercial paper and certificates of deposit) to temporarily invest funds resulting from deposit-gathering activities, normal cash flow from operations and sales of debentures. Cash and short-term investments at December 31, 2008 amounted to $54.9 million, compared to $33.1 million at December 31, 2007.

Sources of Funds

INB’s primary sources of funds consist of the following: retail deposits obtained through its branch offices and the mail, principal repayments from loans; maturities and calls of securities; and cash generated by operating activities. INB has also from time to time borrowed funds on a short-term basis from the FHLB and the federal funds market to manage its liquidity needs and has received capital contributions from IBC, including $25 million in December 2008 as discussed later in this report.

INB’s deposit accounts are solicited from individuals, small businesses and professional firms located throughout INB’s primary market areas through the offering of a variety of deposit products. INB also uses its internet web site: www.intervestnatbank.com to attract deposit customers from both within and outside its primary market areas. INB believes it does not have a concentration of deposits from any one source.

INB relies heavily on certificates of deposit (time deposits) as its main source of funds. Consolidated deposits amounted to $1.86 billion at December 31, 2008 and time deposits represented 82% or $1.52 billion of those deposits, down from 85% at December 31, 2007, which reflects an increase in money market accounts. Time deposits of $100,000 or more at December 31, 2008 totaled $663 million, compared to $586 million at December 31, 2007, and included $173 million and $166 million of brokered deposits at each date, respectively. Brokered deposits had a weighted average remaining term of 3.9 years at December 31, 2008. INB’s brokered deposits are sold by investment firms, which are paid a fee by INB for placing the deposit. INB must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Time deposits are the only deposit accounts offered by INB that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. INB needs to pay competitive interest rates to attract and retain its time deposits to fund its loan originations.

INB’s deposit products include the following: certificates of deposit (including denominations of $100,000 or more); individual retirement accounts (IRAs); checking and other demand deposit accounts; negotiable order of withdrawal (NOW) accounts; savings accounts; and money market accounts. Interest rates offered by INB on deposit accounts are normally competitive with those in INB’s principal market areas. In addition, the determination of rates and terms on deposit accounts takes into account INB’s liquidity requirements, loan demand, growth goals, capital levels and federal regulations. Maturity terms, service fees and withdrawal penalties on deposit products are reviewed and established by INB on a periodic basis. INB offers internet banking services, ATM services with access to local, state and national networks, wire transfers, automated clearing house (ACH) transfers, direct deposit of payroll and social security checks and automated drafts for various accounts. In addition, INB offers safe deposit boxes to its customers in Florida. INB periodically reviews the scope of the banking products and services it offers consistent with market opportunities and its available resources.

The following table sets forth the distribution of deposit accounts by type:

	At December 31,
	2008		2007		2006		2005		2004
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Demand	$3,275	0.2%	$4,303	0.3%	$4,849	0.3%	$9,188	0.7%	$6,142	0.6%
Interest checking	4,512	0.2	5,668	0.3	12,934	0.8	7,202	0.5	15,051	1.5
Savings	8,262	0.5	8,399	0.5	10,684	0.7	17,351	1.3	27,359	2.8
Money Market	328,660	17.6	235,804	14.2	224,673	14.1	223,075	16.2	200,549	20.2
Certificates of deposit	1,519,426	81.5	1,405,000	84.7	1,335,394	84.1	1,118,514	81.3	744,771	74.9
	$1,864,135	100.0%	$1,659,174	100.0%	$1,588,534	100.0%	$1,375,330	100.0%	$993,872	100.0%

At December 31, 2008, 2007, 2006, 2005 and 2004, individual retirement account deposits totaled $786 million, $236 million, $219 million, $163 million and $113 million, respectively, nearly all of which were certificates of deposit.

The following table sets forth total deposits by offices in New York and Florida:

	At December 31,
($ in thousands)	2008	2007	2006	2005	2004
New York Main Office	$964,117	$933,403	$875,474	$712,181	$497,717
Florida Offices (six offices)	900,018	725,771	713,060	663,149	496,155
	$1,864,135	$1,659,174	$1,588,534	$1,375,330	$993,872

The following table sets forth certificate of deposits by remaining maturity:

	At December 31,
	2008		2007		2006		2005		2004
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$571,085	4.27%	$495,002	4.82%	$630,454	4.77%	$381,968	3.77%	$269,553	2.84%
Over one to two years	333,041	4.62	296,318	4.74	193,993	4.49	259,698	4.30	119,780	3.43
Over two to three years	171,647	5.08	233,248	4.81	204,636	4.59	126,546	4.13	134,409	4.48
Over three to four years	168,814	5.09	129,949	5.27	178,767	4.71	160,344	4.43	75,317	4.06
Over four years	274,839	5.05	250,483	5.16	127,544	5.36	189,958	4.69	145,712	4.48
	$1,519,426	4.67%	$1,405,000	4.90%	$1,335,394	4.75%	$1,118,514	4.18%	$744,771	3.68%

The following table sets forth the remaining maturities of certificates of deposit of $100,000 or more:

	At December 31,
($ in thousands)	2008	2007	2006	2005	2004
Due within three months or less	$78,458	$52,540	$60,534	$30,165	$15,761
Due over three months to six months	36,436	31,128	69,121	25,109	24,450
Due over six months to one year	89,549	75,284	111,387	65,077	40,351
Due over one year	458,458	427,106	249,840	251,403	135,314
Total (1)	$662,901	$586,058	$490,882	$371,754	$215,876
As a percentage of total deposits	36%	35%	31%	27%	22%
(1) Includes brokered CDs as follows:	$173,012	$165,865	$55,652	$40,459	$-

The following table sets forth net deposit flows:

	For the Year Ended December 31,
($ in thousands)	2008	2007	2006	2005	2004
Net increase (decrease) before interest credited	$124,487	$(5,460)	$148,600	$338,053	$292,667
Net interest credited	80,474	76,100	64,604	43,405	25,692
Net deposit increase	$204,961	$70,640	$213,204	$381,458	$318,359

INB has agreements with correspondent banks whereby it could borrow as of December 31, 2008 up to $28 million on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can also borrow from these institutions on a secured basis. At December 31, 2008, INB had available collateral consisting of investment securities to support additional total borrowings of $429 million from the FHLB and FRB.

The following is a summary of certain information regarding short-term borrowings in the aggregate:

	For the Year Ended December 31,
($ in thousands)	2008	2007	2006	2005	2004
Balance at year end	$50,500	$-	$25,000	$-	$36,000
Maximum amount outstanding at any month end	$95,200	$49,000	$46,200	$17,000	$36,000
Average outstanding balance for the year	$33,897	$16,908	$10,215	$4,871	$1,914
Weighted-average interest rate paid for the year	3.07%	5.44%	5.32%	2.85%	2.08%
Weighted-average interest rate at year end	3.81%	-%	5.44%	-%	2.56%

IMC has funded its loan originations through the issuance of subordinated debentures in public offerings. Since early 2007, competitive market conditions and lower pricing for new loans have decreased IMC’s loan originations significantly from its historical levels, and only one loan was originated in 2008. As a result, IMC has been applying the proceeds from loan repayments to redeem its outstanding debentures, in many cases prior to contractual maturity. IMC has sources of funds from its maturing loans sufficient to satisfy its maturing liabilities.

IBC’s principal sources of funds and capital have been derived from the following: interest income from a limited portfolio of mortgage loans and short-term investments; monthly dividends from INB to service interest expense on trust preferred securities; monthly management fees from both IMC and INB for providing these subsidiaries with certain administrative services; the issuance of its common stock through public offerings and exercise of outstanding common stock warrants; the issuance of trust preferred securities through its wholly owned business trusts; and the direct issuance of other subordinated debentures to the public. On December 23, 2008, pursuant to the U.S. Treasury’s Capital Purchase Program, IBC sold to the U.S. Treasury 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. See note 10 to the consolidated financial statements in this report for a further discussion of this transaction.

The following table summarizes debentures and related accrued interest payable outstanding:

	At December 31,
($ in thousands)	2008	2007	2006	2005	2004
IMC:
Subordinated debentures	$40,000	$76,250	$83,750	$82,750	$88,850
Accrued interest payable – debentures	1,960	3,145	2,875	4,699	8,219
	$41,960	$79,395	$86,625	$87,449	$97,069
Weighted average interest rate paid for the year	7.90%	7.98%	8.17%	8.30%	7.94%
IBC:
Subordinated debentures	$-	$-	$1,250	$2,500	$2,500
Subordinated debentures – convertible into Class A common stock	-	-	1,710	2,140	3,080
Subordinated debentures - trust preferred securities	56,702	56,702	56,702	61,856	61,856
Accrued interest payable – debentures	122	137	1,396	1,551	1,914
	$56,824	$56,839	$61,058	$68,047	$69,350
Weighted average interest rate paid for the year	6.16%	6.30%	7.13%	7.25%	7.61%

In the first quarter of 2009, IMC repaid additional outstanding debentures prior to their stated maturity ($26 million of principal and $1.1 million of related accrued interest payable). A loss aggregating approximately $1.0 million from the early extinguishment of debentures will be recorded in the first quarter of 2009. See note 7 to the consolidated financial statements in this report for detail of these and other repayments made in 2008.

Employees

At December 31, 2008 and 2007, the Company employed 72 full-time equivalent employees. The Company provides various benefit plans, including group life insurance, health insurance and a 401(k) Plan. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes its employee relations are good.

Federal and State Taxation

IBC and its subsidiaries file a consolidated federal income tax return and combined state and city income tax returns in New York. IBC also files a franchise tax return in Delaware. INB files a state income tax return in Florida. All the returns are filed on a calendar year basis. Consolidated income tax returns have the effect of eliminating intercompany income and expense, including dividends, from the computation of consolidated taxable income for the taxable year in which the items occur. In accordance with an income tax sharing agreement, income tax charges or credits are allocated among IBC and its subsidiaries on the basis of their respective taxable income or taxable loss that is included in the consolidated income tax return.

Banks and bank holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Florida, New York State and New York City taxable income is calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), with some modifications required by state and city law. Although INB’s federal income tax liability is determined under provisions of the Code, which is applicable to all taxpayers, Sections 581 through 597 of the Code apply specifically to financial institutions. The deductibility of the Company’s executive compensation is currently limited. See note 10 to the consolidated financial statements in this report for a further discussion of this limitation.

As a Delaware corporation not earning income in Delaware, IBC is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of IBC and is reported in the line item “All other” in the noninterest expense section of the consolidated statement of earnings. Total franchise tax expense in 2008, 2007 and 2006 was approximately $0.1 million in each year.

Investment in Subsidiaries

The following table provides information regarding IBC’s subsidiaries:

	At December 31, 2008
($ in thousands)	% of Voting Stock	Total Investment	Equity in Underlying Net Assets	Subsidiaries’ Earnings for the Year Ended December 31,
Subsidiary				2008	2007	2006
Intervest National Bank	100%	$228,435	$228,435	$8,256	$20,306	$22,969
Intervest Mortgage Corporation	100%	$31,744	$31,744	$831	$890	$3,126
Intervest Statutory Trusts	100%	$1,702	$1,702	$-	$-	$-

Supervision and Regulation

The supervision and regulation of bank or financial holding companies and their subsidiaries is intended primarily for the protection of depositors, the FDIC deposit insurance fund and the banking system as a whole, and not for the protection of the bank or financial holding company stockholders or creditors. The regulatory agencies have broad enforcement power, including the power to impose substantial fines and other penalties for violations of laws and regulations. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company.

Bank Holding Company Regulation- Intervest Bancshares Corporation

In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Under that act, the United States Treasury Department (“Treasury”) has authority, among other things, to purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the Treasury authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. The general terms of this preferred stock program are as follows for a participating bank: pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common stock dividends for three years while Treasury is an investor; cannot redeem the Treasury preferred stock for three years unless the participating bank raises high-quality private capital; must receive Treasury’s consent to buy back their own stock; Treasury receives warrants entitling Treasury to buy participating bank’s common stock equal to 15% of Treasury’s total investment in the participating bank; and participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible. The terms of this Treasury preferred stock program could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices.

On December 23, 2008, IBC participated in the above program and sold to the Treasury 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $1,000 per share, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. See note 10 to the consolidated financial statements in this report for a further discussion of this transaction.

Federal and state governments will most likely pass additional legislation responsive to current credit conditions. As an example, the Company could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount or the time within which the Company’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Company could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

IBC is a bank holding company that has elected to be treated as a financial holding company under the Gramm-Leach Bliley Financial Services Modernization Act of 1999, referred to as the Modernization Act. IBC is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System, referred to as the FRB.

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

Source of Strength for Subsidiaries. Under Regulation Y, a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks and must not conduct its operations in an unsafe or unsound manner. If the FRB believes that an activity of a bank holding company or control of a nonbank subsidiary constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank or the bank holding company and is inconsistent with sound banking practices, the FRB may require that the bank holding company terminate the activity or terminate its control of the subsidiary engaging in that activity.

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

Every bank holding company has to achieve and maintain a minimum Tier I capital ratio of at least 4% and a minimum total capital ratio of at least 8% of risk-weighted assets. In addition, bank holding companies are required to maintain a minimum ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3% for strong banks and bank holding companies and a minimum leverage ratio of at least 4% for all other bank holding companies. At December 31, 2008, IBC’s Tier I capital and total capital ratios were 14.27% and 15.52%, respectively, and its leverage capital ratio was 12.21%.

Dividends. As a holding company that does not, as an entity, currently engage in separate business activities of a material nature, IBC’s ability to pay cash dividends depends upon the cash dividends and management fees received from INB and management fees received from IMC. IBC must first pay its operating and interest expenses from funds it receives from its subsidiaries. As a result, stockholders may receive cash dividends from IBC only to the extent that funds are available after payment of the aforementioned expenses. In addition, the FRB generally prohibits a bank holding company from paying cash dividends except out of its net income, provided that the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.

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

Enforcement Authority. The FRB may impose civil or criminal penalties or may institute a cease-and-desist proceeding, in accordance with the Financial Institutions Supervisory Act of 1966, as amended, for the violation of applicable laws and regulations. IBC is also under the jurisdiction of the Securities and Exchange Commission (SEC) and various state securities commissions for matters related to the offering and sale of its securities, and is subject to the SEC rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading. IBC’s Class A common stock is listed on the Nasdaq Global Select Market and, as a result, IBC is also subject to the rules of Nasdaq for listed companies.

Bank Regulation – Intervest National Bank

INB is a nationally chartered banking association that is subject to the regulation and examination by the OCC, its primary regulator, and by virtue of the insurance of INB’s deposits, it is also subject to the supervision and regulation of the FDIC. Because INB is a member of the Federal Reserve System, it is subject to regulation pursuant to the Federal Reserve Act. In addition, because the FRB regulates IBC, as described above, the FRB also has supervisory authority, which directly affects INB.

Transactions with Affiliates. Under Section 23A of the Federal Reserve Act, subject to certain exemptions, INB may engage in a transaction with an affiliate, including, but not limited to, a loan or extension of credit to the affiliate, a purchase of or an investment in securities issued by the affiliate, a purchase of assets from the affiliate or the issuance of a guarantee or letter of credit on behalf of an affiliate, only if the aggregate amount of the transactions with one affiliate or with all affiliates does not exceed 10% or 20%, respectively, of the capital stock and surplus of the INB. INB is also generally prohibited from purchasing a low-quality asset from an affiliate. Any transaction between INB and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. Each loan or extension of credit to, or guarantee, acceptance, or letter of credit issued on behalf of, an affiliate by INB must be secured at the time of the transaction by certain collateral, as specified in Section 23A of the Federal Reserve Act.

Under Section 23B of the Federal Reserve Act, INB can engage in transactions with affiliates only on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to INB, as those prevailing at the time for comparable transactions with nonaffiliated companies, or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to nonaffiliated companies. The term “affiliate” with respect to INB includes any company that controls INB and any other company that is controlled by the company that controls INB (i.e., the term affiliate includes IBC and its nonblank subsidiaries).

Loans to Insiders. Under Regulation O, INB is prohibited from extending credit to its executive officers, directors, principal shareholders and their related interests, collectively referred to as “insiders,” unless the extension of credit is made on substantially the same terms and in accordance with underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with unrelated persons. Regulation O also sets limits on the amount of the loan extended to insiders and stipulates what types of loans should be reported to and/or approved by INB’s board of directors.

Reserve Requirements. Pursuant to Regulation D, INB must hold a percentage of certain types of deposits as reserves in the form of vault cash, as a deposit in a Federal Reserve Bank or as a deposit in a pass-through account at a correspondent institution. For net transaction accounts in 2009, the first $10.3 million will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $10.3 million up to and including $44.4 million, and a 10% reserve ratio will be assessed on net transaction accounts in excess of $44.4 million.

Dividends. INB pays all its cash dividends to IBC since it is the sole shareholder of INB. INB’s dividend policy is to pay dividends at levels consistent with maintaining its desired liquidity and capital ratios and debt servicing obligations. Under the National Bank Act and the OCC regulations, INB’s board of directors may declare dividends to be paid out of INB’s undivided profits. No dividends may be paid by INB without the OCC’s approval if the total amount of all dividends, including the proposed dividend, declared by INB in any calendar year exceeds INB’s total retained net income for that year, combined with its retained net income of the preceding two years. Also, INB may not declare or pay any dividends if, after making the dividend, INB would be “undercapitalized” and no dividend may be paid by INB if it is in default of any deposit insurance assessment due to the FDIC.

Capital Adequacy. In general, the capital adequacy regulations, which apply to national banks, such as INB, are similar to the FRB guidelines discussed above with respect to bank holding companies. Under the OCC regulations and guidelines, all banks must maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8%, total assets leverage ratio (i.e., Tier 1 capital in an amount equal to at least 3% of adjusted total assets) and Tier 1 leverage ratio. For all but the most highly rated banks, the minimum Tier 1 leverage ratio is 4%. At December 31, 2008 INB’s Tier I capital and total capital ratios were 12.63% and 13.88%, respectively, and its leverage capital ratio was 10.79%. INB’s regulatory capital exceeded the threshold to be considered a well-capitalized institution as discussed below.

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

Deposit Insurance Assessments. INB’s deposits are insured up to applicable limits through the FDIC’s Deposit Insurance Fund (DIF) generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. In October 2008, the FDIC temporarily increased the maximum to $250,000 per separately insured depositor until December 2009.

This increase was part of the Emergency Economic Stabilization Act of 2008. Additionally, INB has elected to participate in the FDIC’s Temporary Liquidity Guarantee Program. Under this program, all non-interest bearing deposit transaction accounts at INB with balances over $250,000 will also be fully insured through December 31, 2009 at an additional cost to INB of 10 basis points per dollar over $250,000 on a per account basis. The FDIC has set a designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits) for the DIF. The FDIC has the authority to set the ratio between 1.15% and 1.50%, and must adopt a restoration plan when the ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. There is no requirement to achieve a specific ratio within a given time frame. The DIF reserve ratio calculated by the FDIC that was in effect at December 31, 2008 was .76%. In October 2008, the FDIC adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within five years. As part of that plan, the FDIC increased risk-based assessment rates uniformly by seven cents, on an annual basis, for the first quarter of 2009 due to deteriorating financial conditions in the banking industry.

In addition to risk-based deposit insurance assessments, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. Financing Corporation assessment rates for 2008 ranged from $.0110 to $.0114 per $100 of deposits.

The FDIC can terminate a depository institution’s deposit insurance if it finds that the institution is being operated in an unsafe and unsound manner or has violated any rule, regulation, order or condition administered by the institution’s regulatory authorities. Any such termination of deposit insurance would likely have a material adverse effect on INB, the severity of which would depend on the amount of deposits affected by such a termination. The FDIC evaluates the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. Deposit insurance premium rates in 2008 for nearly all of the financial institution industry varied between five and seven cents every $100 of domestic deposits, and was seven cents per every $100 of deposits for INB. The deposit insurance assessment rates are determined quarterly. INB’s total FDIC insurance expense in 2008, including FICO payments, was $1.5 million.

On December 16, 2008, the FDIC adopted a final rule increasing its risk-based deposit insurance assessment scale uniformly by seven (7) basis points for first quarter 2009. The assessment scale for first quarter 2009 will range from twelve (12) basis points of assessable deposits for the strongest institutions to fifty (50) basis points for the weakest. The FDIC attributes the assessment increase to recent failures of FDIC-insured institutions. The FDIC’s action applies only to the first quarter of 2009. FDIC is considering further changes to the risk-based assessment scale effective April 1, 2009, designed to make the assessment system more risk sensitive and ensure that riskier institutions bear a greater share of the assessments. Proposed adjustments to the scale include: (i) adding a surcharge for certain institutions (institutions in the three riskiest categories for FDIC assessment purposes) that use brokered deposits to fund growth, (ii) providing a possible discount of up to two (2) basis points based on an institution’s ratio of long-term unsecured debt, including senior unsecured and subordinated debt, to domestic deposits (for “small institutions” (generally, those with less than $10 billion in assets), the ratio could include a certain amount of Tier 1 capital) and (iii) adding a surcharge based upon an institution’s ratio of secured liabilities (including Federal Home Loan Bank advances, securities sold under repurchase agreements, secured Federal Funds purchased and certain other secured borrowings) to domestic deposits, if greater than 15%.

Community Reinvestment. Under the Community Reinvestment Act of 1977, referred to as the CRA, and regulations promulgated under the CRA, INB must assist in meeting the credit needs of the communities in its market areas by, among other things, providing credit to low and moderate-income individuals and neighborhoods. The FDIC applies the lending, investment and service tests to assess a bank’s CRA performance and assigns to a bank a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance” on the basis of the bank’s performance under these tests. All banks are required to publicly disclose their CRA performance ratings.

Enforcement Authority. The FDIC and other federal banking agencies have broad enforcement powers, including, but not limited to, the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties.

Regulation of Lending Activity. In addition to the laws and regulations discussed above, INB is also subject to certain consumer laws and regulations, including, but not limited to, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act of 1974, and their associated Regulations Z, X and B, respectively.

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

Interstate Banking and Other Legislation Affecting the Company

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates the interstate expansion and consolidation of banking organizations by permitting bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state. The Act also permits interstate mergers of banks, with some limitations and the establishment of new branches on an interstate basis provided that such action is authorized by the law of the host state. The Gramm-Leach-Bliley Act of 1999 permits banks, securities firms and insurance companies to affiliate under a common holding company structure. In addition to allowing new forms of financial services combinations, this Act clarifies how financial services conglomerates will be regulated by the different federal and state regulators. The Gramm-Leach-Bliley Act amended the BHCA and expanded the permissible activities of certain qualifying bank holding companies, known as financial holding companies. In addition to engaging in banking and activities closely related to banking, as determined by the FRB by regulation or order, financial holding companies may engage in activities that are financial in nature or incidental to financial activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Under the Gramm-Leach-Bliley Act, all financial institutions, including the Company and INB, were required to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access.

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

Additional legislative and regulatory proposals have been made and others can be expected. It is not possible to predict whether or in what form final proposals may be adopted and, if adopted, what their effect will be on the Company.

Item 1A. Risk Factors

References in this section to “we,” “us,” and “our” refer to IBC and its consolidated subsidiaries, unless otherwise specified. References to the “bank” and “mortgage lending subsidiary” refer to our subsidiaries, INB and IMC, respectively.

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

Our success is dependent on the business expertise of a small number of executive officers and other key employees. Mr. Lowell Dansker, age 58, our Chairman, and Mr. Keith Olsen, age 55, President of INB, serve as our only officers with significant real estate lending experience and they make all the underwriting and lending decisions for us. If their services or any of our other executive officers or key employees were to become unavailable for any reason, our growth, operations and performance may be adversely affected because of their skills and knowledge of the markets in which we operate, their years of real estate lending experience and the difficulty of promptly finding qualified replacement personnel. To attract and retain qualified personnel to support our business, we offer various employee benefits, including executive employment agreements. We have a written management succession plan that identifies internal officers to perform executive officer functions in case of temporary disruptions due to such things as illnesses or leaves of absence. The plan contains procedures regarding the selection of permanent replacements, if any, for key officers. There can be no assurance that this plan would be effective or that we would be able to attract and retain qualified personnel. Competition for qualified personnel may lead to increased hiring and retention costs.

Credit markets and economic conditions could adversely affect our liquidity.

Global market and economic conditions continue to be disrupted and are volatile. The sub-prime mortgage meltdown, unstable credit markets, inactive markets for certain securities and the negative effects of mark-to-market accounting in illiquid markets have taken a huge toll on banks, other non-financial institutions, real estate values, consumers and the general economy. Many long-standing companies in the United States of America have both failed and disappeared or have been forced to merge overnight with other institutions. The Federal Reserve has provided vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets during 2008. A reduction in these activities or capacity could reduce liquidity in the markets further, thereby increasing our funding costs or reducing the availability of funds for us to finance our existing operations. We have been and remain a well capitalized institution and have not suffered any liquidity issues as a result of these recent events to date. However, there can be no assurance that illiquid credit markets in general may adversely affect the future cost and availability of funds to us.

We face strong competition in our market areas.

Our primary markets consist of the New York City area and the Tampa Bay area of Florida, which are very competitive and such competition may increase further, which may limit our growth and profitability. We experience competition in both lending and attracting deposits from other banks and nonbanks located within and outside our primary market areas, some of which are significantly larger institutions or with greater resources, lower cost of funds or a more established market presence. Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, securities firms, investment bankers, money market funds, life insurance companies and the mutual funds industry. For loans, we experience competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, credit card companies, credit unions, pension funds and securities firms. Because our profitability depends on our ability to attract deposits and originate loans, our continued ability to compete profitably for depositors and borrowers is critical to our success. External factors that may impact our ability to compete include changes in local economic conditions and real estate values, changes in interest rates, changes in U.S. and international credit markets, changes in regulations and the consolidation of banks and thrifts within our marketplace.

Our loan portfolio is concentrated in commercial real estate and multifamily mortgage loans, increasing the risk associated with our loan portfolio.

Our loan portfolio is concentrated in loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and vacant land). We plan to continue the origination of these types of loans. This concentration increases the risk associated with our loan portfolio. Commercial real estate and multifamily loans are generally considered riskier than many other kinds of loans, like single family residential real estate loans, since these loans tend to involve larger loan balances to one borrower or groups of related borrowers and repayment of loans secured by income-producing property is typically dependent upon the successful operation of the underlying real estate. Additionally, loans on vacant properties or vacant land typically do not have income streams and depend upon other sources of cash flow from the borrower for repayment. Additionally, many of our borrowers also have more than one mortgage loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss. Our average real estate loan size may continue to increase in the future. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market and economic conditions affecting the value of our loan collateral and problems affecting the credit and business of our borrowers.

The properties collateraling our loans are concentrated in New York or Florida and a local economic downturn could hinder our ability to operate profitably and have an adverse impact on our operations.

The properties collateralizing our mortgage loans are concentrated in New York City and Florida, our two primary lending market areas. Accordingly, our business and operations are vulnerable to downturns in the economies of those geographic areas. The economy and real estate values in Florida are currently depressed and the New York market has also experienced weakness in 2008. We tend to lend in areas that are in the process of being revitalized or redeveloped. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens, Long Island, Staten Island and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Orlando, Fort Lauderdale, Hollywood and Miami. The geographical concentration of our loans subjects us to risk that a downturn in the economy or recession in those areas could result in a decrease in our loan originations and increases in our loan delinquencies and foreclosures. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. In addition, since a large portion of our portfolio is secured by properties located in Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us in that state. We may suffer losses if there is a decline in the value of the properties underlying our mortgage loans.

Our business strategy may not be successful.

Our business strategy has been and will continue to be the attraction of new deposits and the origination of new commercial and multifamily real estate loans. Our ability to execute this strategy depends on factors outside of our control, including the state of economic conditions generally and in our market areas in particular, as well as interest rate trends, the state of credit markets, loan demand and competition. We can provide no assurance that we will continue to be successful in increasing or maintaining the volume of our loans and deposits at acceptable risk and asset quality levels and upon acceptable terms, while managing the associated costs and implementation risks of our strategy. There can be no assurance that any future growth will be profitable. In addition, we rely on a small number of key executives in relation to our size and there can be no assurance that such executives will be able to manage future growth successfully.

We depend on brokers for our mortgage lending activities and any reduction in referrals could limit our ability to grow or maintain the size of our loan portfolio.

We rely significantly on referrals from mortgage brokers for our loan originations. Our loan volume depends on our ability to continue to attract these referrals from mortgage brokers. If those referrals were to decline or not expand, there can be no assurances that other sources of loan originations would be available to us.

Changes in interest rates could adversely impact our earnings and we must continually identify and invest in mortgage loans or other instruments with rates of return above our cost of funds.

As a financial institution, we are subject to the risk of fluctuations in interest rates. A significant change in interest rates could have a material adverse effect on our profitability, which depends primarily on the generation of net interest income which is dependent on our interest rate spread, which is the difference between yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities. As a result, our success depends on our ability to invest a substantial percentage of our assets in mortgage loans with rates of return that exceed our cost of funds. We may also experience lower rates of return from the investment of our assets, including but not limited to proceeds from the prepayment of loans, in liquid assets such as government securities and overnight funds. Both the pricing and mix of our interest-earning assets and our interest-bearing liabilities are impacted by such external factors as the local economy, competition for loans and deposits, the state of the credit markets, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors and market interest rates. Fluctuations in interest rates are difficult to predict and are not controllable and, therefore, there can be no assurance of our ability to maintain a consistent positive interest rate spread. There can be no assurances that a sudden and substantial change in interest rates may not adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. For a further discussion of our management of interest rate risk, see the section entitled “Asset and Liability Management” in this report on Form 10-K.

If the properties underlying many of our mortgage loans lose value, we may suffer loan losses.

Our ability to recover our investment in the mortgage loans we originate is solely or primarily dependent on the market value of the properties underlying such loans because many of our mortgage loans have nonrecourse or limited recourse. Under the terms of nonrecourse mortgages, the owner of the property subject to the mortgage has no personal obligation to repay the mortgage note which the mortgage secures. In some circumstances, we may have limited recourse against the owner with respect to liabilities related to tenant security deposits, proceeds from insurance policies, condemnation losses, losses arising under environmental laws and/or losses resulting from waste or acts of malfeasance. In addition, our losses in connection with delinquent and foreclosed loans may be more pronounced because commercial and multifamily real estate mortgage loans generally defer repayment of a substantial part of the original principal amount until maturity, and if borrowers default on their balloon payments or if we have a junior lien position, it may have a material adverse effect on our business, financial condition and results of operations. Additionally, since we tend to lend in areas that are in the process of being revitalized or redeveloped, properties securing our loans in these types of neighborhoods may be more susceptible to fluctuations in property values than in more established areas.

In the event we are required to foreclose on a property securing one of our mortgage loans or otherwise pursue our remedies in order to protect our investment, there can be no assurance that we will recover funds in an amount equal to our projected return on our investment or in an amount sufficient to prevent a loss to us due to prevailing economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of our loans.

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

If our assumptions and judgments prove to be incorrect, we may have to increase our allowance for loan losses or loan chargeoffs, which could have an adverse effect on our operating results and financial condition. There can be no assurances that our allowance for loan losses will be adequate to protect us against loan losses that we may incur. Furthermore, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could also have a material adverse effect on our financial condition and results of operations.

We are a highly leveraged company and our indebtedness could adversely affect our financial condition and prevent us from executing our business strategy.

At December 31, 2008, our borrowed funds (exclusive of deposits) and related interest payable was approximately $150 million. This level of indebtedness could make it difficult for us to satisfy all of our obligations to the holders of our debt and could limit our ability to obtain additional debt financing to fund our working capital requirements. The inability to incur additional indebtedness could adversely affect our business and financial condition by, among other things, limiting our flexibility in planning for, or reacting to, changes in our industry; and placing us at a competitive disadvantage with respect to our competitors who may operate on a less leveraged basis. As a result, this may make us more vulnerable to changes in economic conditions and require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, which would reduce the funds available for other purposes, which, in turn, could have a negative impact on our profitability and growth.

We operate in a highly regulated industry and government regulations significantly affect our business.

The banking industry is extensively regulated with regulations intended primarily to protect depositors, consumers and the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and not stockholders. We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System, or Federal Reserve Board (FRB) and INB is also subject to regulation and supervision by the Office of the Comptroller of the Currency (OCC). Regulatory requirements affect our lending practices, capital structure, investment practices, asset allocations, operating practices, growth and dividend policy. The bank regulatory agencies have broad authority to prevent or remedy unsafe or unsound practices or violations of law. Recently, regulators have intensified their focus on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements resulting in an increased burden to us. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control (OFAC). We are also subject to regulatory capital requirements, and a failure to meet minimum capital requirements or to comply with other regulations could result in actions by regulators that could adversely affect our business. In addition, changes in law, regulations and regulatory practices affecting the banking industry may limit the manner in which we may conduct our business.

Since we engage in collateral-based lending and may be forced to foreclose on the collateral property and own the underlying real estate, we may be subject to the risks and increased costs associated with the ownership of real estate, which could adversely affect our operating results.

We may need to foreclose on properties that collateralize our mortgage loans that are in default as a means of repayment and may thereafter own and operate such properties, which expose us to risks and costs inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize from the sale of collateral property, is dependent upon various factors including: limitations on interest rates imposed by local law, general or local economic conditions; neighborhood real estate values; real estate tax rates; operating expenses of the properties; supply of and demand for rental units or properties; ability to obtain and maintain adequate occupancy of the properties; zoning laws; governmental rules, regulations and fiscal policies; and acts of God. The costs associated with the ownership of real estate, principally real estate taxes and maintenance costs, may exceed the rental income earned from such property, if any, and we may therefore have to advance additional funds in order to protect our investment or we may be required to dispose the property at a loss. Further, hazardous substances could be discovered on the foreclosed properties and we may be required to remove the substances from and remediate the properties at our expense, which could be substantial. We may not have adequate remedies against the owners of the properties or other responsible parties and could find it difficult or impossible to sell the affected properties. All of the above could adversely affect our operating results.

Failure to maintain an effective system of internal control over financial reporting may not allow us to be able to accurately report our financial results or prevent fraud.

Section 404 of the Sarbanes Oxley Act and Securities and Exchange Commission rules and regulations require an annual management report on our internal controls over financial reporting, including, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting, and an audit report by our independent registered public accounting firm addressing such internal control. These reports have been included in this annual report on Form 10-K. We assessed the effectiveness of our internal control over financial reporting, including safeguarding of assets as of December 31, 2008 and 2007 and believe as of both dates that we maintained effective internal control over financial reporting, including safeguarding of assets. If we fail to maintain an effective system of internal control over financial reporting we may not be able to report our financial results with the desired degree of accuracy or to prevent fraud, which could negatively affect our business.

Political issues, including armed conflicts and acts of terrorism, may adversely affect our business.

Political issues, including armed conflicts and acts of terrorism, may have an adverse impact on economic conditions of the country as a whole and may be more pronounced in specific geographic regions. Economic conditions affect the market value of the mortgaged properties underlying our loans as well as the levels of rent and occupancy of income-producing properties. Since a large number of properties underlying our mortgage loans are located in New York City, we may be more vulnerable to the adverse impact of such occurrences than other institutions. Acts of terrorism could have a significant impact on our ability to conduct our business. Such events could affect the ability of our borrowers to repay their loans, could impair the value of the collateral securing our loans, and could cause significant property damage, thus increasing our expenses and/or reducing our revenues.

A breach of information security could negatively affect our business.

We depend upon data processing, communication and information exchange on a variety of computing platforms and networks, including over the internet. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, general ledger, deposits, and loans. We cannot be certain that all of our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. We also rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached, information can be lost or misappropriated and could result in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available.

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

IBC is a separate and distinct legal entity from INB and IMC, and a substantial portion of the revenues it receives consists of dividends from INB. These dividends are currently funding the interest and principal payments on IBC’s debt and, beginning in 2009, IBC’s preferred stock dividend requirements. Future cash dividends that IBC may pay on its common stock would be dependent on an additional like amount of cash dividends received from INB. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, IBC’s right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. If INB is unable to pay dividends to IBC, in turn IBC may not be able to service its debt, pay its other obligations, or pay dividends on its common and preferred stock, which could have a material adverse effect on our business.

Because of our participation in the U.S. Treasury’s Capital Purchase Program, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on our executive compensation.

We have participated in the Treasury’s Capital Purchase Program and are subject to various restrictions as defined therein, including the Treasury’s standards for executive compensation and corporate governance for as long as the Treasury holds our Series A preferred stock, or any common stock that may be issued to them pursuant to the warrant they hold. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. This deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and we could potentially be subject to the above restrictions for a ten-year time period.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The office of IBC, IMC and INB’s headquarters and full-service banking office are located in leased premises (of approximately 21,500 sq. ft.) on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020. The lease expires in March 2014.

INB’s principal office in Florida is located at 625 Court Street, Clearwater, Florida, 33756. INB also operates five other branch offices in Florida; three of which are in Clearwater, Florida, at 1875 Belcher Road North, 2175 Nursery Road and 2575 Ulmerton Road, one is at 6750 Gulfport Blvd, South Pasadena, Florida, and one is at 483 Mandalay Avenue, Clearwater Beach, Florida. With the exception of the Belcher and Mandalay offices, which are leased through June 2012 and January 2011, respectively, INB owns all the properties in which its offices are located in Florida. Additionally, INB has options to extend the terms of the Belcher lease (for an additional five years) and the Mandalay lease (for up to an additional 10 years). All the above leases contain operating escalation clauses related to real estate taxes and operating costs based upon various criteria and are accounted for as operating leases. INB’s office at 625 Court Street consists of a two-story building containing approximately 22,000 sq. ft. INB occupies the ground floor (approximately 8,500 sq. ft.) and leases the 2nd floor to a single commercial tenant. The branch office at 1875 Belcher Road is a two-story building in which INB leases approximately 5,100 sq. ft. on the ground floor.

The branch office at 2175 Nursery Road is a one-story building containing approximately 2,700 sq. ft., which is entirely occupied by INB. The branch office at 2575 Ulmerton Road is a three-story building containing approximately 17,000 sq. ft. INB occupies the ground floor (approximately 2,500 sq. ft.) and leases the upper floors to various commercial tenants. The branch office at 6750 Gulfport Blvd. is a one-story building containing approximately 2,800 sq. ft., which is entirely occupied by INB. The branch office at 483 Mandalay Avenue is located in a shopping center known as Pelican Walk Plaza in which INB leases approximately 2,100 sq. ft. In addition, each of INB’s Florida offices include drive-through teller facilities (except for Mandalay) and Automated Teller Machines (ATMs). INB also owns a two-story building located on property contiguous to its Court Street office in Florida, which. contains approximately 12,000 sq. ft. and is leased to commercial tenants. INB also owns property across from its Court Street office, which consists of an office building with approximately 1,400 sq.ft. that is leased to one commercial tenant. This property provides additional parking for the Court Street branch. The Company believes that its facilities are adequate to meet its present and currently foreseeable needs.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

Executive Officers and Other Significant Employees

John J. Arvonio, age 46, has served as Chief Financial Officer and Chief Accounting Officer of Intervest Bancshares Corporation since August 2006 and December 2005, respectively, and as Senior Vice President, Chief Financial Officer and Secretary of Intervest National Bank since September 2000. Prior to that, Mr. Arvonio served as Vice President, Controller and Secretary of Intervest National Bank from April 1999 to August 2000 and as an employee of Intervest Bancshares Corporation from April 1998 to March 1999. Mr. Arvonio also serves as an Administrator of Intervest Statutory Trust V. Mr. Arvonio received a Bachelor of Business Administration degree from Iona College and is a certified public accountant. Mr. Arvonio has more than 19 years of banking experience. Prior to joining the Company, Mr. Arvonio served as Second Vice President Accounting Policy, and Technical Advisor to the Controller for The Greater New York Savings Bank from 1992 to 1997. Prior to that, Mr. Arvonio was a Manager of Financial Reporting for the Leasing and Investment Banking Divisions of Citibank from 1989 to 1992, and a Senior Auditor for Ernst & Young from 1985 to 1989.

Lowell S. Dansker, age 58, has served as Chairman of the Board of Directors, Chief Executive Officer and Chairman of the Executive Committee of Intervest Bancshares Corporation since August 2006. He previously served as Vice Chairman of the Board of Directors, President, Treasurer and member of the Executive Committee of Intervest Bancshares Corporation, except for Vice Chairman, since incorporation in 1993. Mr. Dansker served as Vice Chairman from October 2003 to August 2006. Mr. Dansker also serves as the Chairman, Chief Executive Officer and Chairman of the Executive and Loan Committees of Intervest National Bank and Intervest Mortgage Corporation, and as an Administrator of Intervest Statutory Trust II through V. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College and a Law degree from the University of Akron School of Law and has been admitted to practice in New York, Ohio, Florida and the District of Columbia.

Stephen A. Helman, age 69, has served as a Director, and as Vice President and Secretary of Intervest Bancshares Corporation since December 2003 and February 2006, respectively. Mr. Helman is also a Vice President and Director of Intervest National Bank and a Vice President, Secretary and Director of Intervest Mortgage Corporation. Mr. Helman also is a member of the Executive Committee of Intervest Bancshares Corporation and Intervest Mortgage Corporation, and an Administrator of Intervest Statutory Trust V. Mr. Helman received a Bachelor of Arts degree from the University of Rochester and a law degree from Columbia University. Mr. Helman has been a practicing attorney for more than 25 years.

John H. Hoffmann, age 57, has served as Vice President and Chief Financial Officer of Intervest Mortgage Corporation since August 2006. He previously served as Vice President and Controller from 2002 to August 2006. Mr. Hoffmann received a Bachelor of Business Administration degree from Susquehanna University and is a certified public accountant. Mr. Hoffmann has more than 22 years of banking experience. Mr. Hoffmann was an Accounting Manager for Smart World Technologies, an Internet service provider, from 1998 to 2000 and a Vice President of Mortgage Accounting for The Greater New York Savings Bank from 1987 to 1997.

Erik E. Larson, age 36, has served as Vice President, Loan Operations Officer in the Florida Division of Intervest National Bank since October 2005. Prior to that, Mr. Larson was an Assistant Vice President with Intervest National Bank both in Loan Operations and Branch Management capacities. Mr. Larson joined Intervest National Bank in 1998. Prior to that, Mr. Larson served in a supervisory position with Barnett Bank. Mr. Larson received a Bachelors degree in Mathematics from Stockton State College, Pomona, New Jersey.

John W. Loock, age 58, has served as Vice President and Controller of Intervest National Bank since September 2007. He previously served as Assistant Vice President and Assistant Controller of Intervest National Bank from 1999 to August 2007. Mr. Loock received a Master and Bachelor of Business Administration degrees from Iona College. Mr. Loock has more than 30 years of banking experience encompassing various positions with small to large banking institutions.

Elizabeth Macias, age 53, has served as Vice President of Information Technology, Systems and Security for Intervest National Bank since October 2005. Ms. Macias has worked in the area of Bank Management Information Systems and Technology for over 24 years and Banking in general for over 30 years. Ms. Macias received a Bachelors of Science in Business from Manhattan College and an AAS, in Computer Digital Systems from PSI Institute in New York. Prior to joining Intervest National Bank, Ms. Macias served as Vice President and Director of Management Information Systems at First Central Savings Bank from April 2004 to September 2005. Prior to that, Ms. Macias served as Vice President-Director of Management Information Systems and Product Development for New York National Bank from 1983 to 2004.

Keith A. Olsen, age 55, has served as a Director and as President of Intervest National Bank since July 2001 and February 21, 2008, respectively. Mr. Olsen served as President of the Florida Division of Intervest National Bank from July 2001 to February 21, 2008. Prior to that, Mr. Olsen was the President of Intervest Bank from 1994 until it merged into Intervest National Bank in July 2001. Mr. Olsen also served as Senior Vice President of Intervest Bank from 1991 to 1994. Mr. Olsen received an Associates degree from St. Petersburg Junior College and a Bachelors degree in Business Administration and Finance from the University of Florida, Gainesville. He is also a graduate of the Florida School of Banking of the University of Florida, Gainesville, the National School of Real Estate Finance of Ohio State University and the Graduate School of Banking of the South of Louisiana State University. Mr. Olsen has been in banking for more than 30 years.

Michael Primiani, age 48, has served as Vice President, Compliance/BSA Officer and New York Office Security Officer for Intervest National Bank since December 2005. Mr. Primiani received an Associate Degree in Business Management from Queensborough Community College. Mr. Primiani has more that 26 years of banking experience. Prior to joining Intervest National Bank, Mr. Primiani served as Vice President, BSA Officer and Branch Administrator for First Central Savings Bank from March 2001 to December 2005. Prior to that, Mr. Primiani served as Assistant Vice President and Branch Manager for Astoria Federal Savings from May 1987 to February 2001, and in various supervisory positions at Astoria Federal Savings from 1979 to 1987.

Diane S. Rathburn, age 46, has served as Vice President, Operations/Human Resource Manager of the Florida Division of Intervest National Bank since January 2003. Prior to that, Mrs. Rathburn was an Assistant Vice President, Branch Coordinator and Assistant Vice President, Branch Administrator since August 1999. Mrs. Rathburn joined Intervest National Bank in July 1991. Prior to that, Mrs. Rathburn served in a supervisory position of the Bookkeeping Department of Southeast Bank.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Securities

IBC’s Class A common stock is listed for trading on the Nasdaq Global Select Market under the symbol “IBCA.” There is no public-trading market for IBC’s Class B common stock. At December 31, 2008, there were 7,690,812 and 580,000 shares of Class A and Class B common stock outstanding, respectively.

At December 31, 2008, there were approximately 100 holders of record of the Class A common stock and approximately 1,350 beneficial owners of the Class A common stock, which includes persons or entities that hold their stock in nominee form or in street name through various brokerage firms. At December 31, 2008, there were three holders of record of the Class B common stock, one of which is the Chairman of IBC and its subsidiaries, and the other two are related parties of that individual. The holders of the Class B common stock, as a separate class, can elect two-thirds of IBC’s directors. The holders of the Class A common stock, as a separate class, can elect one-third of IBC’s directors.

The Class A common stock closing market price on December 31, 2008 and January 30, 2009 was $3.99 and $3.75 per share, respectively. The following table shows the high and low sales prices per share for the Class A common stock by calendar quarter for the periods indicated. The quotations set forth below reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions.

	2008		2007
	High	Low	High	Low
First quarter	$17.25	$8.82	$36.00	$27.00
Second quarter	$12.47	$4.30	$28.99	$23.84
Third quarter	$9.66	$4.40	$28.16	$20.36
Fourth quarter	$8.19	$3.15	$26.03	$15.46

Share Issuances and Dividends

On December 23, 2008, IBC sold to the U.S. Treasury 25,000 shares of its Series A Cumulative Perpetual Preferred Stock and a ten year warrant to purchase up to 691,882 shares of its Class A common stock for a total investment from the Treasury of $25 million as more fully described in note 10 to the consolidated financial statements in this report. The Treasury is entitled to receive cumulative cash dividends on these shares when and if declared by IBC’s board of directors at the current annual rate of 5% payable quarterly, including the amount of any accrued and unpaid dividends for any prior periods out of funds legally available for such purposes. The current annual cash dividend requirement is $1.3 million. No preferred dividends were due or paid in 2008. The securities were sold to the Treasury in a transaction exempt from registration under the Securities Act of 1933 pursuant to the exemption available under Section 4(2) of that Act.

IBC’s Class A and Class B common stockholders are entitled to receive cash dividends when and if declared by IBC’s board of directors out of funds legally available for such purposes. On April 23, 2008, IBC’s board of directors approved the payment of a cash dividend of $0.25 per share on outstanding Class A and Class B common stock. A total dividend of $2.1 million was paid on June 16, 2008 to shareholders of record on the close of business June 2, 2008. In 2007, a total cash dividend of $2.1 million, or $0.25 per share, was paid in June 2007. No dividends were paid in 2006.

IBC’s ability to pay any cash dividends is limited to an amount equal to the surplus which represents the excess of its net assets over paid-in-capital or, if there is no surplus, net earnings for the current and/or immediately preceding fiscal year. The primary source of funds for cash dividends payable by IBC to its common or preferred shareholders is the cash dividends, if any, received from its subsidiaries, IMC and INB. Additionally, for as long as any Series A Preferred Stock is outstanding, IBC may not declare or pay dividends on its common stock, or repurchase shares of its common stock, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Stock have been paid in full. Further, until the earlier of December 23, 2012 or when all of the Series A Preferred Stock is no longer owned by the Treasury or its affiliates, IBC may, subject to limited exceptions, increase the quarterly cash dividend on its common stock in excess of the most recent common stock dividend of $0.25 per share only with the consent of the Treasury.

The payment of cash dividends by a subsidiary to IBC is determined by that subsidiary’s board of directors and is dependent upon a number of factors, including the subsidiary’s capital requirements, applicable regulatory limitations, results of operations, financial condition and any restrictions arising from outstanding indentures. The members of IBC’s board of directors are also members of the board of directors for each of IBC’s subsidiaries.

IBC’s ability to pay cash dividends to its common or preferred shareholders is further limited by the funding requirements of its outstanding trust preferred securities. These securities were issued at various times by the IBC’s wholly owned business trusts, which were formed for the sole purpose of issuing trust preferred securities, the proceeds of which have been contributed to INB as capital contributions at various times to support INB’s growth in assets. Although IBC may pay common dividends in the future, the amount of and timing of any dividend has not been determined, nor is the payment of dividends assured.

INB currently pays a monthly cash dividend to IBC in order to provide the necessary funds for the debt service on the outstanding trust preferred securities as well as the Series A preferred stock. Total dividends paid by INB to IBC in 2008, 2007 and 2006 amounted to $3.5 million, $3.5 million and $4.9 million, respectively. For a further discussion of legal limitations with regard to the payment of dividends, see the section entitled “Supervision and Regulation” included in this report.

Share Repurchases

There were no shares of Class A or Class B common stock repurchased in 2008.

In 2007, IBC repurchased in the open market at prevailing prices in accordance with all applicable securities laws and regulations a total of 404,339 shares of its Class A common stock for an aggregate cost of $10 million, inclusive of brokerage commissions, or an average price per share of $24.73.

Equity Compensation Plans

The following table summarizes information regarding equity compensation plans as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities in column (a)
	(a)	(b)	(c)
Plans approved by stockholders (1)	267,630	$12.24	482,370
Plans not approved by stockholders	-	-	-

(1) Consist of 132,040 and 135,590 options to purchase Class A common stock at an exercise price of $17.10 and $7.50, respectively. The options expire as follows: 132,040 options expire on December 13, 2017, of which 91,760 options are vested and exercisable and 40,280 vest and become exercisable on December 13, 2009; and 135,590 options expire on December 11, 2018 and are 100% vested and exercisable.

Stock Performance Graph

The following graph compares the cumulative total shareholder return of IBC’s Class A common stock against the cumulative total return of the Nasdaq Stock Market (U.S. companies) Index, an index for banks with total assets of $1 billion to $5 billion, and the Nasdaq Bank index. The graph was prepared by SNL Financial L.C. and assumes that $100 was invested on December 31, 2003. The points marked on the horizontal axis correspond to December 31 of each year. Each of the referenced indices is calculated in the same manner. The graph depicts past performance and should not be considered to be an indication of future performance.

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Intervest Bancshares Corporation	100.00	134.74	168.94	234.88	118.73	28.29
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81
SNL Bank NASDAQ	100.00	114.61	111.12	124.75	97.94	71.13

Item 6.	Selected Consolidated Financial and Other Data

	At or For The Year Ended December 31,
($ in thousands, except per share data)	2008	2007	2006	2005	2004
Financial Condition Data:
Total assets	$2,271,833	$2,021,392	$1,971,753	$1,706,423	$1,316,751
Cash and short-term investments	54,903	33,086	40,195	56,716	24,599
Securities held to maturity, net	475,581	344,105	404,015	251,508	248,888
Loans receivable, net of deferred fees	1,705,711	1,614,032	1,490,653	1,367,986	1,015,396
Deposits	1,864,135	1,659,174	1,588,534	1,375,330	993,872
Borrowed funds and related accrued interest payable	149,566	136,434	172,909	155,725	202,682
Preferred equity	23,080	-	-	-	-
Common equity	188,894	179,561	170,046	136,178	90,094
Nonaccrual loans	108,610	90,756	3,274	750	4,607
Loans ninety days past due and still accruing	1,964	11,853	-	2,649	-
Foreclosed real estate	9,081	-	-	-	-
Allowance for loan losses	28,524	21,593	17,833	15,181	11,106
Loan chargeoffs	4,227	-	-	-	-
Loan recoveries	-	-	-	-	-
Operations Data:
Interest and dividend income	$128,497	$131,916	$128,605	$97,881	$66,549
Interest expense	90,335	89,653	78,297	57,447	38,683
Net interest and dividend income	38,162	42,263	50,308	40,434	27,866
Provision for loan losses	11,158	3,760	2,652	4,075	4,526
Net interest and dividend income after loan loss provision	27,004	38,503	47,656	36,359	23,340
Noninterest income	5,026	8,825	6,855	6,594	5,140
Noninterest expenses	18,873	12,876	13,027	10,703	8,251
Earnings before income taxes	13,157	34,452	41,484	32,250	20,229
Provision for income taxes	5,891	15,012	17,953	14,066	8,776
Net earnings before preferred dividend requirements	7,266	19,440	23,531	18,184	11,453
Preferred dividend requirements	41	-	-	-	-
Net earnings available to common stockholders	$7,225	$19,440	$23,531	$18,184	$11,453
Per Common Share Data:
Basic earnings per share	$0.87	$2.35	$2.98	$2.65	$1.89
Diluted earnings per share	0.87	2.31	2.82	2.47	1.71
Cash dividends per share	0.25	0.25	-	-	-
Book value per share	22.84	22.23	20.31	17.41	14.37
Market price per share	3.99	17.22	34.41	24.04	19.74
Other Data and Ratios:
Common shares outstanding	8,270,812	8,075,812	8,371,595	7,823,058	6,271,433
Common stock warrants and options outstanding	959,512	332,640	195,000	696,465	696,465
Average common shares used to calculate:
Basic earnings per common share	8,259,091	8,275,539	7,893,489	6,861,667	6,068,755
Diluted earnings per common share	8,267,781	8,422,017	8,401,379	7,449,658	6,828,176
Adjusted net earnings used for diluted earnings per share	$7,225	$19,484	$23,679	$18,399	$11,707
Net interest margin	1.79%	2.11%	2.75%	2.70%	2.52%
Return on average assets	0.34%	0.96%	1.28%	1.20%	1.02%
Return on average common equity	3.94%	11.05%	15.82%	16.91%	14.14%
Noninterest income to average assets	0.23%	0.44%	0.37%	0.44%	0.46%
Noninterest expenses to average assets	0.87%	0.64%	0.71%	0.71%	0.74%
Nonperforming assets to total assets	5.18%	4.49%	0.17%	0.04%	0.35%
Nonaccrual loans to total loans	6.33%	5.59%	0.22%	0.05%	0.45%
Loans, net of unearned income to deposits	92%	97%	94%	99%	102%
Loans, net of unearned income to deposits (bank only)	85%	88%	84%	88%	86%
Allowance for loan losses to total net loans	1.67%	1.34%	1.20%	1.11%	1.09%
Allowance for loan losses to nonaccrual loans	26%	24%	545%	2024%	241%
Efficiency ratio	44%	25%	23%	23%	25%
Average stockholders’ equity to average total assets	8.55%	8.69%	8.06%	7.11%	7.23%
Stockholders’ equity to total assets	9.33%	8.88%	8.62%	7.98%	6.84%
Tier 1 capital to average assets	12.21%	11.59%	11.43%	10.85%	9.03%
Tier 1 capital to risk-weighted assets	14.27%	13.53%	13.85%	12.39%	10.49%
Total capital to risk-weighted assets	15.52%	14.78%	14.95%	14.42%	14.23%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s discussion of financial condition and results of operations of Intervest Bancshares Corporation and Subsidiaries that follows should be read in conjunction with the accompanying consolidated financial statements in this report on Form 10-K.

Intervest Bancshares Corporation has two wholly owned consolidated subsidiaries, Intervest National Bank and Intervest Mortgage Corporation (together with Intervest Bancshares Corporation are referred to collectively as the “Company” on a consolidated basis in this report). Intervest Bancshares Corporation, Intervest National Bank and Intervest Mortgage Corporation may be referred to individually as “IBC,” “INB” and “IMC,” respectively, in this report. IBC also has four wholly owned unconsolidated subsidiaries, Intervest Statutory Trust II, III, IV and V, all of which were formed at various times in connection with the issuance of trust preferred securities. For a more detailed discussion of the Company’s business, see note 1 to the consolidated financial statements in this report and Item 1 of Part I of this report on Form 10-K.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements and the information included in Management’s Discussion and Analysis herein is governed by policies that are based on accounting principles generally accepted in the United States (GAAP) and general practices within the banking industry. The financial information contained in the Company’s financial statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Among the more significant policies of the Company are those that govern accounting for loans and the allowance for loan losses. For a summary of all of the Company’s significant accounting policies, see note 1 to the consolidated financial statements included in this report on Form 10-K.

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

The Company believes that currently its only significant critical accounting policy relates to the determination of the allowance for loan losses. The allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about future loan chargeoffs. The impact of a large chargeoff could deplete the allowance and potentially require increased provisions to replenish the allowance, which could negatively affect the Company’s earnings and financial position.

The allowance for loan losses reflects management’s judgment as to the estimated losses that may result from defaults in the loan portfolio. The allowance for loan losses is established through a provision charged to expense. Loans are charged off against the allowance when management believes that the collection of principal is unlikely. Subsequent recoveries of previous chargeoffs are added back to the allowance.

The Company evaluates the adequacy of its allowance for loan losses at least monthly or more frequently when necessary with consideration given to the following factors:

(i) Size of the loans in the portfolio. The loan portfolio has many individual loans with large principal balances, which increases the portfolio’s risk profile. At December 31, 2008, the average real estate loan was $2.7 million, with the largest loan being $20.5 million. In addition, loans with principal balances of $5 million or more represented 47% of the portfolio.

(ii) Nature (concentration) of the loans in the portfolio. The loan portfolio is concentrated in loans secured by commercial and multifamily real estate, including some vacant properties and vacant land, all of which are generally considered to have more credit risk than traditional 1-4 family residential lending because these loans tend to involve larger loan balances to single borrowers and their repayment is typically dependent upon the successful operation of the underlying real estate for income-producing properties. Loans on vacant properties and vacant land typically do not have income streams and depend upon other sources of cash flow from the borrower for repayment. The number of vacant land loans in the portfolio has decreased substantially over the last several years. The properties collateralizing the loans are also concentrated by location, and this concentration also increases the risk associated with the portfolio. The properties are concentrated in two states, New York and Florida. Economic conditions and real estate values in Florida are currently depressed and New York is also experiencing weakening economic conditions and lower real estate values. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens, Long Island, Staten Island and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Orlando, Fort Lauderdale, Hollywood and Miami. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. Many of the properties are also located in sections of the cities noted above that are being revitalized or redeveloped. All of these factors increase the risk profile of the portfolio.

(iii) Specific problem loans, including loans on nonaccrual status, and estimates of fair value of the underlying properties. Whenever a loan experiences payment problems, an internal review of that loan is performed by either or both of the Company’s two senior lending officers (the Chairman and the President of INB) to re-evaluate the internal credit rating that is assigned to the loan. This credit rating directly affects the computation of the allowance for loan losses. The estimated loss factors that the Company applies to its loans to calculate the allowance for loan losses increase as a loan’s credit rating decreases. Nonaccrual and/or problem loans are normally downgraded based on known facts and circumstances at the time of review, which in turn impacts the level of the allowance for loan losses. The review includes the physical inspection of such properties and the monitoring of impositions and insurance premiums to preserve the Company’s security interest in the properties. Additionally, the Company engages independent third parties to perform quarterly loan portfolio reviews, which include all loans on nonaccrual status. The Company takes into consideration the nature and extent of the collateralization of nonaccrual loans, loans past due 90 days and still accruing and any other problem loans in its determination of the allowance for loan losses. Estimates of fair value of the collateral properties is determined based on a variety of information, including available appraisals and the knowledge and experience of the two senior lending officers related to values of properties in the Company’s market areas. Determination of the need for updated appraisals is made on a loan-by-loan basis. In addition to appraisals, consideration is also given to the type, location and occupancy of the property and current economic conditions in the area the property is located in assessing estimates of fair value.

(iv) Historical chargeoffs and recoveries. The Company has experienced a limited number of loan charge offs to date. In computing the allowance, the Company currently does not place much reliance on its historical losses. A greater weight is placed on the current level of nonaccrual loans and the specific circumstances for which potential losses may exist in the portfolio. Although the Company has never originated or acquired subprime loans nor invested in securities collateralized by subprime loans, the subprime loan crisis and resulting impact on the credit markets in 2008 has affected the Company indirectly through reductions in overall real estate values and a weakening of the overall economy, both in Florida and New York. The Company has also experienced the effects of misconduct committed by certain of its borrowers, which required the Company to place certain loans that are collateralized by income producing properties on nonaccrual status, in some instances due to involuntary bankruptcy filings filed against the borrowers by third party creditors. Such filings resulted in the cessation of monthly loan payments and have delayed the Company’s ability to move forward with foreclosure or other proceedings to acquire and sell the collateral property.

(v) Adverse situations which may affect the borrowers’ ability to repay. All nonaccrual and problem loans are reviewed individually based on the facts and circumstances known to the Company at the time of the review. Based on these reviews, the Company’s two senior lending officers make an assessment as to whether there are specific issues unique to each problem loan or whether such issues identified are generic to the portfolio, which may in turn necessitate a change to the overall estimated loss factors that are used to calculate the allowance.

(vi) The perception of the Company’s two senior lending officers of current and anticipated economic conditions in the Company’s primary lending areas, which are concentrated in New York and Florida, and national economic conditions. The real estate market is in a general slowdown that began in 2006, with the magnitude thereof being more pronounced in certain areas of the country than others and in certain types of properties. In addition, the recent crisis in the credit markets and resulting turmoil on Wall Street has also negatively impacted the economy and real estate values by reducing the amount of funds available for lending in general. These factors have increased the level of risk in the portfolio and will likely continue to negatively impact the portfolio in 2009.

(vii) Trends in loan volume and loan terms, changes in risk selection, underwriting standards and lending policies and procedures. The Company has not relaxed its underwriting standards or its lending policies/procedures, and believes it has become more risk averse by being more selective in the current economic environment. Loan-to-value ratios (the ratio that the original principal amount of the loan bears to the lower of the purchase price or appraised value of the property securing the loan at the time of origination) on new loans typically do not exceed 80%. Debt service coverage ratios (the ratio of the net operating income generated by the property securing the loan to the required debt service) on new real estate loans typically are not less than 1.2 times.

(viii) Experience, ability and depth of lending officers and other underwriting staff. All potential new loans are referred to one of the Company’s two senior lending officers, both of whom have substantial experience in commercial and multifamily real estate lending. Generally, all loans originated must be first reviewed and approved by a Loan Committee and undergoes extensive underwriting procedures. The Company believes that there is substantial experience on its lending staff.

Based on the management’s assessment of all the factors discussed above, the Company maintains an allowance for loan losses that is comprised of an unallocated portion (which is derived from estimated loss factors currently ranging from 0.30% to 1.35% multiplied by the principal amount of loans rated acceptable, and higher percentages for loans that are assigned a lower credit grade) and an allocated (or specific) portion on loans that have been identified as being impaired under Statement of Financial Accounting Standards (SFAS) 114.

SFAS 114 specifies the manner in which the portion of the allowance for loan losses related to impaired loans is computed. A loan is normally deemed impaired under SFAS 114 when, based upon current information and events, it is probable that the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impairment for larger balance loans such as the Company’s commercial real estate and multifamily loans are measured based on one of the following methods: the present value of expected future cash flows, discounted at the loan’s effective interest rate; the observable market price of the loan; or the estimated fair value of the loan’s collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a specific valuation allowance (recorded as part of the overall allowance for loan losses) with a charge to expense through the provision for loan losses. The Company considers a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal and interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and/or interest payments other than minimum delays or shortfalls in payments, and (iii) other information known by management that would indicate the full repayment of principal and interest is not probable. In evaluating loans for impairment, management generally considers delinquencies of 60 days or less to be minimum delays, and accordingly does not consider such delinquent loans to be impaired in the absence of other indications. Impaired loans normally consist of loans on nonaccrual status. Generally, all of the Company’s loans are evaluated for impairment on a loan-by-loan basis using the estimated fair value of the loan’s collateral.

The Company believes, based on information known to it at December 31, 2008, that its allowance for loan losses was adequate to cover estimated credit losses in the loan portfolio as of December 31, 2008. Although the Company believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments to the allowance may be necessary if facts and circumstances differ from those previously assumed in the determination of the allowance. For example, a prolonged downturn in real estate values and economic conditions could have an adverse impact on the Company’s asset quality and may result in an increase in future loan charge-offs and loan loss provisions, and may also result in the decrease in the estimated value of real estate acquired through foreclosure.

Finally, the Company’s regulators, as an integral part of their examination process, periodically review the allowance for loan losses and the estimated values of real estate acquire through foreclosure. Accordingly, the Company may be required to take certain chargeoffs and/or recognize additions to the allowance for loan losses, or record write downs on the carrying values of foreclosed real estate based on the regulators’ judgment concerning information available to them during their examination.

Comparison of Financial Condition at December 31, 2008 and 2007.

Overview

Selected balance sheet information by entity as of December 31, 2008 follows:

($ in thousands)	IBC	INB	IMC	Eliminations (1)	Consolidated
Cash and cash equivalents	$2,875	$45,215	$19,949	$(13,136)	$54,903
Security investments	-	484,482	-	-	484,482
Loans receivable, net of deferred fees	2,589	1,652,184	50,938	-	1,705,711
Allowance for loan losses	(30)	(27,506)	(988)	-	(28,524)
Foreclosed real estate	-	6,754	2,327	-	9,081
Investment in consolidated subsidiaries	260,179	-	-	(260,179)	-
All other assets	3,359	39,766	3,241	(186)	46,180
Total assets	$268,972	$2,200,895	$75,467	$(273,501)	$2,271,833
Deposits	$-	$1,877,273	$-	$(13,138)	$1,864,135
Borrowed funds and related interest payable	56,824	50,782	41,960	-	149,566
All other liabilities	174	44,405	1,763	(184)	46,158
Total liabilities	56,998	1,972,460	43,723	(13,322)	2,059,859
Total stockholders’ equity	211,974	228,435	31,744	(260,179)	211,974
Total liabilities and stockholders’ equity	$268,972	$2,200,895	$75,467	$(273,501)	$2,271,833
(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments in subsidiaries.

A comparison of selected consolidated balance sheet information follows:

	At December 31, 2008		At December 31, 2007
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$54,903	2.4%	$33,086	1.6%
Security investments	484,482	21.4	350,456	17.3
Loans receivable, net of deferred fees and allowance for loan losses	1,677,187	73.8	1,592,439	78.8
Foreclosed real estate	9,081	0.4	-	-
All other assets	46,180	2.0	45,411	2.3
Total assets	$2,271,833	100.0%	$2,021,392	100.0%
Deposits	$1,864,135	82.1%	$1,659,174	82.1%
Borrowed funds and related interest payable	149,566	6.6	136,434	6.7
All other liabilities	46,158	2.0	46,223	2.3
Total liabilities	2,059,859	90.7	1,841,831	91.1
Total stockholders’ equity	211,974	9.3	179,561	8.9
Total liabilities and stockholders’ equity	$2,271,833	100.0%	$2,021,392	100.0%

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. Cash and cash equivalents increased to $55 million at December 31, 2008, from $33 million at December 31, 2007. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Security Investments

Securities are classified as held to maturity and are carried at amortized cost when management has the intent and ability to hold them to maturity. Such investments, all of which are held by INB, increased to $476 million at December 31, 2008, from $344 million at December 31, 2007. The increase reflected new purchases with lower yields exceeding maturities and calls of securities with higher yields during the period. INB invests in U.S. government agency debt obligations to emphasize safety and liquidity. The Company does not own or invest in any collateralized debt obligations, collateralized mortgage obligations, or any preferred or common stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation.

At December 31, 2008, securities held to maturity consisted of investment grade rated debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $468 million and corporate securities (consisting of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry) of $8 million. At December 31, 2008, the entire portfolio had a weighted-average yield of 3.80% and a weighted-average remaining maturity of 4.2 years, compared to 5.01% and 4.0 years, respectively, at December 31, 2007. Nearly all of the securities in the portfolio have fixed rates of interest or have predetermined rate increases, and many have call features that allow the issuer to call the security before its stated maturity without penalty. The sharp decline in market interest rates during 2008 resulted in a large number of securities being called by the issuers with the resulting proceeds being invested in new lower yielding securities.

At December 31, 2008 and 2007, the held-to-maturity portfolio’s estimated fair value was $475 million and $346 million, respectively. At December 31, 2008, the portfolio had a net unrealized loss of $0.5 million, compared to a net unrealized gain of $1.4 million at December 31, 2007. See note 2 to the consolidated financial statements in this report for a discussion regarding unrealized losses, which management has deemed to be temporary.

In order for INB to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), INB maintains an investment in the capital stock of each entity, which amounted to $3.6 million and $5.3 million, respectively, at December 31, 2008. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was as follows for four quarters of 2008: 7.80%, 6.50%, 3.50% and 1.09%. The total required investment, which amounted to $8.9 million at December 31, 2008, compared to $6.4 million at December 31, 2007, fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

Loans Receivable, Net of Deferred Fees

Loans receivable, net of deferred fees, increased to $1.71 billion at December 31, 2008, from $1.61 billion at December 31, 2007. The growth reflected $387 million of originations secured by commercial and multi-family real estate exceeding the aggregate of $267 million of principal repayments, $25 million of loans transferred to foreclosed real estate and $4.3 million of loan chargoffs. Nearly all the new loans have fixed interest rates and collectively have a weighted-average yield and term of 6.33% and 5.2 years, respectively. Commencing in early 2007, as a result of competitive market conditions, the Company began placing greater reliance on fixed-rate loan originations with somewhat longer maturities. To illustrate, fixed-rate loans constituted approximately 72% of the loan portfolio at December 31, 2008, compared to approximately 40% at December 31, 2006. Loans in the portfolio had an average life of approximately 4 years at December 31, 2008, compared with 3 years at December 31, 2006. For additional information on the loan portfolio, see the section entitled “Lending Activities” in Item 1 of Part 1 of this report.

Nonaccrual Loans

Nonaccrual loans increased to $108.6 million at December 31, 2008, from $90.8 million at December 31, 2007. For a discussion of nonaccrual loans, see the section entitled “Asset Quality” in Item 1 of Part 1 of this report.

Allowance for Loan Losses

The allowance for loan losses was $28.5 million at December 31, 2008, compared to $21.6 million at December 31, 2007. The increase was due to $11.2 million of provisions, partially offset by $4.3 million of loan charge offs. The allowance represented 1.67% of total loans (net of deferred fees) at December 31, 2008 and 1.34% at December 31, 2007. The loan loss provision for 2008 was attributable to the following: $10.3 million resulted from downgrades of internal risk ratings on nonaccrual loans as well as lower estimates of real estate values on collateral properties and $0.9 million resulted from net loan growth of $90 million. For a discussion of the criteria used to determine the adequacy of the allowance for loan losses, see the section entitled “Critical Accounting Policies” at the beginning of Item 7 of this report.

Foreclosed Real Estate

Real estate acquired through foreclosure amounted to $9.1 million at December 31, 2008. For a discussion of foreclosed real estate, see the section entitled “Asset Quality” in Item 1 of Part 1 of this report.

All Other Assets

The following table sets forth the composition of the caption “All other assets” in the tables on page 39:

	At December 31,
($ in thousands)	2008	2007
Accrued interest receivable	$11,965	$10,981
Loan fees receivable	8,590	9,781
Premises and equipment, net	5,415	5,897
Deferred income tax asset	13,503	10,387
Deferred debenture offering costs, net	2,750	4,098
Investment in unconsolidated subsidiaries	1,702	1,702
Prepaid estimated income taxes	352	586
Deferred issuance costs from brokered CDs	1,486	1,729
All other	417	250
	$46,180	$45,411

Accrued interest receivable fluctuates based on the level of interest-earning assets and the timing of interest payments received. Loan fees receivable are fees due in accordance with the terms of mortgage loans. Such amounts are generally due upon the full repayment of the loan. This fee is recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan as a yield adjustment. The decrease was due to payments exceeding new fees that were charged on new loan originations.

Premises and equipment decreased as purchases were more than offset by normal depreciation and amortization. The deferred income tax asset relates primarily to the unrealized tax benefit on the allowance for loan losses. The allowance has been expensed for financial statement purposes but it is currently not deductible for income tax purposes until actual loan chargeoffs are incurred. The increase in the deferred tax asset is primarily a function of the net increase in the allowance for loan losses.

Deferred debenture offering costs consist primarily of underwriters’ commissions and are amortized over the terms of the debentures. The net decrease was due to normal amortization as well as the accelerated expensing of costs associated with early repayments of debentures prior to their contractual maturity dates. The investment in unconsolidated subsidiaries consists of IBC’s total common stock investment in its wholly owned business trusts, Intervest Statutory Trust II, III, IV and V. Prepaid estimated income taxes fluctuates based on tax payments made during the year. Deferred issuance costs from brokered deposits decreased due to normal amortization. These costs are being amortized to interest expense over the life of the deposits.

Deposits

Deposits increased to $1.86 billion at December 31, 2008, from $1.66 billion at December 31, 2007, reflecting increases of $93 million in money market accounts and $114 million in certificates of deposit. For additional information on deposits, see the section entitled “Sources of Funds” in Item 1 of Part 1 of this report.

Borrowed Funds and Related Interest Payable

The following table summarizes borrowed funds and related interest payable:

	At December 31, 2008		At December 31, 2007
($ in thousands)	Principal	Accrued Interest	Principal	Accrued Interest
Debentures - IMC	$40,000	$1,960	$76,250	$3,145
Debentures Capital Securities - IBC	56,702	122	56,702	137
FHLB advances - INB	50,500	98	-	-
Mortgage note payable - INB	184	-	200	-
	$147,386	$2,180	$133,152	$3,282

The increase in borrowed funds and accrued related interest payable reflected a $50 million increase in lower cost FHLB advances, partially offset by the early repayment of $37 million of higher rate subordinated debentures. For a further discussion of borrowed funds, see notes 7 through 9 to the consolidated financial statements included in this report, as well as the sections entitled “Liquidity and Capital Resources” in Item 7 and “Sources of Funds” in Item 1 of Part 1 of this report.

All Other Liabilities

The following table sets forth the composition of the caption “All other liabilities” in the tables on page 39:

	At December 31,
($ in thousands)	2008	2007
Mortgage escrow funds payable	$24,028	$24,079
Official checks outstanding	11,859	12,417
Accrued interest payable on deposits	6,868	6,706
All other liabilities	3,403	3,021
	$46,158	$46,223

Mortgage escrow funds payable fluctuate and represent advance payments made to the Company by borrowers for property taxes and insurance that are remitted by the Company to third parties. Official checks outstanding fluctuate based on banking activity. Accrued interest payable on deposits fluctuates based on total deposits and the timing of interest payments. All other liabilities are comprised mainly of accrued expenses and fees received on loan commitments that have not yet been funded.

Stockholders’ Equity

The following table sets forth the change in stockholders equity:

($ in thousands)	Amount	Class A Shares	Class B Shares	Total Shares	Amount Per Share
Common stockholders’ equity at December 31, 2007	$179,561	7,690,812	385,000	8,075,812	$22.23
Net annual earnings available to common stockholders	7,225	-	-	-	0.87
Cash dividends paid to common stockholders (1)	(2,068)	-	-	-	(0.25)
Compensation from stock options	443	-	-	-	0.05
Exercise of Class B common stock warrants (2)	1,803	-	195,000	195,000	9.25
Common stock warrant sold to U.S. Treasury (3)	1,930	-	-	-	0.23
Common stockholders’ equity at December 31, 2008	$188,894	7,690,812	580,000	8,270,812	$22.84
Preferred stock sold to U.S. Treasury (3)	25,000
Preferred stock discount (3)	(1,930)
Amortization of preferred stock discount (3)	10
Preferred stockholder’s equity at December 31, 2008	23,080
Total stockholders’ equity at December 31, 2008	$211,974
(1)	Dividend was paid on June 16, 2008 to common stockholders of record on the close of business June 2, 2008.
(2)

195,000 warrants were exercised at an average exercise price of $7.52 per share for total cash proceeds of $1.5 million. A $0.3 million income tax benefit in connection with the exercise was recorded to paid-in capital for a total increase of $1.8 million.

(3)

On December 23, 2008, IBC sold to the United States Department of the Treasury 25,000 shares of IBC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. The total investment was allocated between preferred and common equity as described in more detail in note 10 to the consolidated financial statements in this report.

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007.

Overview

Consolidated net earnings for 2008 decreased by $12.2 million to $7.2 million, or $0.87 per diluted common share, from $19.4 million, or $2.31 per diluted common share, in 2007. Lower earnings was due to a $7.4 million increase in the provision for loan losses, a $6.0 million increase in noninterest expenses, a $4.1 million decrease in net interest and dividend income, and a $3.8 million decrease in noninterest income. The aggregate of these items was partially offset by a $9.1 million decrease in the provision for income tax expense. Return on average assets and equity decreased to 0.34% and 3.94%, respectively, in 2008, from 0.96% and 11.05%, respectively, in 2007

Selected information regarding results of operations follows:

					Consolidated
($ in thousands)	INB	IMC	IBC	Elim (1)	2008	2007
Interest and dividend income	$122,118	$6,573	$259	$(453)	$128,497	$131,916
Interest expense	82,142	5,150	3,496	(453)	90,335	89,653
Net interest and dividend income (expense)	39,976	1,423	(3,237)	-	38,162	42,263
Provision (credit) for loan losses	11,465	(307)	-	-	11,158	3,760
Noninterest income	3,809	3,799	450	(3,032)	5,026	8,825
Noninterest expenses	17,335	3,988	582	(3,032)	18,873	12,876
Earnings (loss) before taxes	14,985	1,541	(3,369)	-	13,157	34,452
Provision (credit) for income taxes	6,729	710	(1,548)	-	5,891	15,012
Net earnings (loss) before preferred dividend requirements	8,256	831	(1,821)	-	7,266	19,440
Preferred dividend requirements (2)	-	-	(41)	-	(41)	-
Net earnings (loss) available to common stockholders	8,256	831	(1,862)	-	7,225	19,440
Intercompany dividends (3)	(3,507)	-	3,507	-	-	-
Net earnings after intercompany dividends	$4,749	$831	$1,645	$-	$7,225	$19,440
Net earnings after intercompany dividends for 2007	$16,766	$890	$1,784	$-	$19,440
(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.
(2)

Represents the total of accrued dividends on $25 million of 5% cumulative preferred stock sold to U.S. Treasury on December 23, 2008 and amortization of related preferred stock discount for the period December 23 through December 31, 2008.

(3)	Dividends paid to IBC in 2008 from INB provided funds for the debt service on IBC’s subordinated debentures-capital securities, which is included in IBC’s interest expense.

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

Net interest and dividend income decreased by $4.1 million to $38.2 million in 2008, from $42.3 million in 2007. Nearly all of the decrease was due to the impact of nonaccrual loans. Interest income that was not recorded on nonaccrual loans totaled $8.0 million in 2008, compared to $4.5 million in 2007, or $3.5 million of additional foregone interest income. The Company’s net interest margin (excluding loan prepayment income) decreased to 1.79% in 2008, from 2.11% in 2007, due to the yield on the Company’s interest-earning assets decreasing at a faster pace than its cost of funds.

The yield on interest-earning assets decreased to 6.01% in 2008 from 6.58% in 2007 primarily due the impact of nonaccrual loans noted above, as well as lower competitive pricing for new loans, lower yields earned on investment securities and short-term investments. The Company’s cost of funds decreased to 4.69% in 2008 from 4.99% in 2007, reflecting lower deposit rates as well as the early repayment of higher cost borrowings. Due to strong competition for deposits in 2008, INB was not able to decrease the rates offered on its deposits fully in step with the Federal Reserve’s rate reductions, which have totaled 500 basis points since September 2007.

Total average interest-earning assets increased $130 million in 2008 from 2007, due to growth of $92 million in loans and $38 million in security and other short-term investments. This growth was funded primarily by a $130 million increase in average interest-bearing deposits and a $9 million increase in average stockholders’ equity.

The following table provides information on average assets, liabilities and stockholders’ equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2008 and 2007. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year. The interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin is greater than the interest rate spread due to the additional income earned on those assets funded by non-interest-bearing liabilities, demand deposits and stockholders’ equity.

	For the Year Ended December 31,
	2008			2007
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate	Average Balance	Interest Inc./Exp.	Yield/ Rate
Interest-earning assets:
Loans (1)	$1,693,749	$109,793	6.48%	$1,601,271	$111,249	6.95%
Securities	422,356	18,287	4.33	386,797	19,769	5.11
Other interest-earning assets	20,297	417	2.05	18,187	898	4.94
Total interest-earning assets	2,136,402	$128,497	6.01%	2,006,255	$131,916	6.58%
Noninterest-earning assets	26,317			18,345
Total assets	$2,162,719			$2,024,600
Interest-bearing liabilities:
Interest checking deposits	$5,455	$97	1.78%	$7,226	$135	1.87%
Savings deposits	8,448	249	2.95	9,455	278	2.94
Money market deposits	302,027	10,571	3.50	228,438	9,947	4.35
Certificates of deposit	1,455,059	69,719	4.79	1,396,179	68,187	4.88
Total deposit accounts	1,770,989	80,636	4.55	1,641,298	78,547	4.79
FHLB advances and Federal funds purchased	33,897	1,039	3.07	16,908	919	5.44
Debentures and related interest payable	65,225	5,150	7.90	82,965	6,629	7.99
Debentures - capital securities	56,702	3,496	6.17	56,702	3,544	6.25
Mortgage note payable	193	14	7.25	208	14	6.73
Total borrowed funds	156,017	9,699	6.22	156,783	11,106	7.08
Total interest-bearing liabilities	1,927,006	90,335	4.69%	1,798,081	89,653	4.99%
Noninterest-bearing deposits	3,885			4,343
Noninterest-bearing liabilities	46,884			46,295
Preferred stockholder’s equity	609			-
Common stockholders’ equity	184,335			175,881
Total liabilities and stockholders’ equity	$2,162,719			$2,024,600
Net interest and dividend income/spread		$38,162	1.32%		$42,263	1.59%
Net interest-earning assets/margin (2)	$209,396		1.79%	$208,174		2.11%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.11x			1.12x
Other Ratios:
Return on average assets	0.34%			0.96%
Return on average common equity	3.94%			11.05%
Noninterest expense to average assets	0.87%			0.64%
Efficiency ratio (3)	44%			25%
Average stockholders’ equity to average assets	8.55%			8.69%
(1)	Includes average nonaccrual loans of $105.6 million in 2008 and $51.0 million in 2007. Interest not recorded on such loans totaled $8.0 million in 2008 and $4.5 million in 2007 .
(2)

Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 1.90% and 2.46% for 2008 and 2007, respectively.

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

	For the Year Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(7,526)	$6,427	$(357)	$(1,456)
Securities	(3,017)	1,817	(282)	(1,482)
Other interest-earning assets	(526)	104	(59)	(481)
Total interest-earning assets	(11,069)	8,348	(698)	(3,419)
Interest-bearing liabilities:
Interest checking deposits	(7)	(33)	2	(38)
Savings deposits	1	(30)	-	(29)
Money market deposits	(1,942)	3,201	(635)	624
Certificates of deposit	(1,257)	2,873	(84)	1,532
Total deposit accounts	(3,205)	6,011	(717)	2,089
FHLB advances and Federal funds purchased	(401)	924	(403)	120
Debentures and related interest payable	(75)	(1,417)	13	(1,479)
Debentures - capital securities	(45)	-	(3)	(48)
Mortgage note payable	1	(1)	-	-
Total borrowed funds	(520)	(494)	(393)	(1,407)
Total interest-bearing liabilities	(3,725)	5,517	(1,110)	682
Net change in interest and dividend income	$(7,344)	$2,831	$412	$(4,101)

Provision for Loan Losses

The provision for loan losses increased by $7.4 million to $11.2 million in 2008, from $3.8 million in 2007. The increase was due to $8.1 million resulting from credit downgrades on nonaccrual loans and lower estimates of real estate values on collateral properties, partially offset by a reduction of $0.7 million resulting from a decrease in net loan growth in 2008. Total loans outstanding grew by $90 million in 2008, compared to $122 million in 2007.

Noninterest Income

Noninterest income decreased by $3.8 million to $5.0 million in 2008 and is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2008	2007
Customer service fees	$684	$419
Income from mortgage lending activities (1)	1,675	1,228
Income from the early repayment of mortgage loans (2)	2,363	7,044
Gain from early call of investment securities (3)	304	133
All other	-	1
	$5,026	$8,825
(1)	Consists mostly of fees from expired loan commitments and loan servicing, maintenance and inspection charges.
(2)	Consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases.
(3)	Consists of the recognition of any unamortized premium or discount at time of call.

The decrease in noninterest income was due to a lower level of income from loan prepayments (which included $2.5 million from the early payoff of one loan in 2007). The Company believes that the volume of loan prepayments and prepayment income derived therefrom has decreased due to longer-term, fixed-rate loans that have been originated by the Company since the beginning of 2007, as well as the effects of the crisis in the credit markets in general, which severely reduced funds available in the general marketplace for real estate lending in 2008.

Noninterest Expenses

Noninterest expenses increased by $6.0 million to $18.9 million in 2008 and are summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2008	2007
Salaries and employee benefits	$6,039	$5,675
Occupancy and equipment, net	1,755	1,854
Data processing	1,016	895
Professional fees and services	1,549	1,142
Stationery, printing and supplies	175	198
Postage and delivery	106	117
FDIC and general insurance	1,733	1,303
Director and committee fees	336	356
Advertising and promotion	253	247
Loss on the early extinguishment of debentures	570	44
Real estate activities expense	4,799	489
All other expenses	542	556
	$18,873	$12,876

Salaries and employee benefits expense increased primarily due to a higher level of stock-based compensation expense of $0.2 million as well as salary increases of $0.1 million. The Company had 72 employees at December 31, 2008 and 2007.

Occupancy and equipment expense decreased primarily due to lower real estate taxes, as well as lower operating lease escalation charges, utilities expense, and repair and maintenance expenses.

Data processing expense increased due to the growth in INB’s assets. INB uses a third-party service provider to run its core computer system. Such cost is based on total assets.

Professional fees and services increased primarily due to a higher level of legal costs incurred in the Company’s collection efforts with nonaccrual loans as well as increased internal audit and consulting fees.

FDIC and general insurance expense increased due to a higher rate structure for insurance premiums imposed by the FDIC on all insured financial institutions as well as growth in deposits. For a further discussion of deposit insurance premiums, see the section entitled “Deposit Insurance Assessments” under the caption “Supervision and Regulation” in Item 1 of Part 1 of his report.

The loss on the early extinguishment of debentures represents unamortized issuance costs that were expensed in connection with the repayment of debentures prior to their stated maturity as detailed in note 7 to the consolidated financial statements in this report.

Real estate activities expense is comprised of expenditures consisting of real estate taxes, insurance, utilities and other charges required to protect the Company’s interest in real estate acquired through foreclosure and/or various properties collateralizing the Company’s nonaccrual loans. The amount for 2008 included $0.5 million from write downs of the carrying value of foreclosed real estate as well as a $0.3 million loss from the sale of a property in Florida. The amount for 2007 included a $0.1 million loss from the sale of a property in New Jersey.

The Company’s efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, was 44% for 2008, compared to 25% for 2007. In 2008, the efficiency ratio was negatively affected by the impact of nonperforming assets, which has increased related expenses and decreased net interest income. For 2008, the Company incurred $5.4 million in various expenses and costs associated with nonaccrual loans/foreclosed real estate.

Provision for Income Taxes

The provision for income taxes decreased by $9.1 million to $5.9 million in 2008, from $15.0 million in 2007, due to lower pre-tax income. The Company’s effective tax rate (inclusive of state and local taxes) was 44.8% in 2008, compared to 43.6% in 2007. The higher tax rate for 2008 is due to a deductibility limit on certain executive compensation as required by the U.S. Treasury’s Capital Purchase Program, which is described in note 10 to the consolidated financial statements in this report.

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006.

Overview

Consolidated net earnings for 2007 decreased by $4.1 million to $19.4 million, or $2.31 per diluted share, from $23.5 million, or $2.82 per diluted share, in 2006. Lower earnings was due to an $8.0 million decrease in net interest and dividend income and a $1.1 million increase in the provision for loan losses, partially offset by a $2.0 million increase in noninterest income, a $2.9 million decrease in the provision for income taxes and a $0.1 million decrease in noninterest expenses. Return on average assets and equity decreased to 0.96% and 11.05%, respectively, in 2007, from 1.28% and 15.82%, respectively, in 2006.

Selected information regarding results of operations by entity for 2007 follows:

						Consolidated
($ in thousands)	INB	IMC	ISC (2)	IBC	Elim (3)	2007	2006
Interest and dividend income	$124,331	$7,639	$-	$511	$(565)	$131,916	$128,605
Interest expense	80,045	6,526	-	3,647	(565)	89,653	78,297
Net interest and dividend income (expense)	44,286	1,113	-	(3,136)	-	42,263	50,308
Provision (credit) for loan losses	2,782	1,033	-	(55)	-	3,760	2,652
Noninterest income	7,984	4,653	-	468	(4,280)	8,825	6,855
Noninterest expenses	13,438	3,083	-	635	(4,280)	12,876	13,027
Earnings (loss) before taxes	36,050	1,650	-	(3,248)	-	34,452	41,484
Provision (credit) for income taxes	15,744	760	-	(1,492)	-	15,012	17,953
Net earnings (loss)	$20,306	$890	$-	$(1,756)	$-	$19,440	$23,531
Intercompany dividends (1)	(3,540)	-	-	3,540	-	-	-
Net earnings after intercompany dividends	$16,766	$890	$-	$1,784	$-	$19,440	$23,531
Net earnings after intercompany dividends for 2006	$18,085	$3,126	$1	$2,319	$-	$23,531
(1)	Dividends to IBC from INB provide funds for the debt service on the subordinated debentures-capital securities,

which is included in IBC’s interest expense.

(2)	The limited operations of Intervest Securities Corporation were discontinued in the fourth quarter of 2006 as discussed in note 22 to the consolidated financial statements in this report.
(3)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.

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

	For the Year Ended December 31,
	2007			2006
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate	Average Balance	Interest Inc./Exp.	Yield/ Rate
Interest-earning assets:
Loans (1)	$1,601,271	$111,249	6.95%	$1,451,366	$112,390	7.74%
Securities	386,797	19,769	5.11	343,728	14,647	4.26
Other interest-earning assets	18,187	898	4.94	32,105	1,568	4.88
Total interest-earning assets	2,006,255	$131,916	6.58%	1,827,199	$128,605	7.04%
Noninterest-earning assets	18,345			17,634
Total assets	$2,024,600			$1,844,833
Interest-bearing liabilities:
Interest checking deposits	$7,226	$135	1.87%	$7,991	$148	1.85%
Savings deposits	9,455	278	2.94	13,803	407	2.95
Money market deposits	228,438	9,947	4.35	234,723	9,782	4.17
Certificates of deposit	1,396,179	68,187	4.88	1,226,258	55,294	4.51
Total deposit accounts	1,641,298	78,547	4.79	1,482,775	65,631	4.43
FHLB advances and Federal funds purchased	16,908	919	5.44	10,215	543	5.32
Debentures and related interest payable	82,965	6,629	7.99	92,820	7,617	8.21
Debentures - capital securities	56,702	3,544	6.25	64,144	4,490	7.00
Mortgage note payable	208	14	6.73	222	16	7.21
Total borrowed funds	156,783	11,106	7.08	167,401	12,666	7.57
Total interest-bearing liabilities	1,798,081	89,653	4.99%	1,650,176	78,297	4.74%
Noninterest-bearing deposits	4,343			5,322
Noninterest-bearing liabilities	46,295			40,554
Stockholders’ equity	175,881			148,781
Total liabilities and stockholders’ equity	$2,024,600			$1,844,833
Net interest and dividend income/spread		$42,263	1.59%		$50,308	2.30%
Net interest-earning assets/margin (2)	$208,174		2.11%	$177,023		2.75%
Ratio of total interest-earning assets To total interest-bearing liabilities	1.12x			1.11x
Other Ratios:
Return on average assets	0.96%			1.28%
Return on average equity	11.05%			15.82%
Noninterest expense to average assets	0.64%			0.71%
Efficiency ratio (3)	25%			23%
Average stockholders’ equity to average assets	8.69%			8.06%
(1)	Includes average nonaccrual loans of $51.0 million in 2007 and $6.7 million in 2006. Interest not recorded on such loans totaled $4.5 million in 2007 and $0.2 million in 2006.
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

	For the Year Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(11,466)	$11,603	$(1,278)	$(1,141)
Securities	2,922	1,835	365	5,122
Other interest-earning assets	19	(679)	(10)	(670)
Total interest-earning assets	(8,525)	12,759	(923)	3,311
Interest-bearing liabilities:
Interest checking deposits	2	(14)	(1)	(13)
Savings deposits	(1)	(128)	-	(129)
Money market deposits	423	(262)	4	165
Certificates of deposit	4,537	7,663	693	12,893
Total deposit accounts	4,961	7,259	696	12,916
FHLB advances and Federal funds purchased	12	356	8	376
Debentures and related interest payable	(204)	(809)	25	(988)
Debentures - capital securities	(481)	(512)	56	(946)
Mortgage note payable	(1)	(1)	-	(2)
Total borrowed funds	(674)	(975)	89	(1,560)
Total interest-bearing liabilities	4,287	6,284	785	11,356
Net change in interest and dividend income	$(12,812)	$6,475	$(1,708)	$(8,045)

Provision for Loan Losses

The provision for loan losses increased by $1.1 million to $3.8 million in 2007, from $2.7 million in 2006. The increase was nearly all due to $1.0 million of additional provisions resulting from downgrades of internal risk ratings on nonaccrual loans. Total loans outstanding grew by $122 million in 2007 and 2006.

Noninterest Income

Noninterest income increased by $2.0 million to $8.8 million in 2007 and is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2007	2006
Customer service fees	$419	$447
Income from mortgage lending activities (1)	1,228	1,409
Income from the early repayment of mortgage loans (2)	7,044	4,937
Commissions and fees	-	50
Gain from early call of investment securities (3)	133	12
All other	1	-
	$8,825	$6,855
(1)	Consists mostly of fees from expired loan commitments and loan servicing, maintenance and inspection charges.
(2)	Consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases.
(3)	Consists of the recognition of any unamortized premium or discount at time of call.

The increase in noninterest income was nearly all due to a higher level of income from loan prepayments (which included $2.5 million from the early payoff of one loan in 2007).

Noninterest Expenses

Noninterest expenses decreased by $0.1 million to $12.9 million in 2007 and are summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2007	2006
Salaries and employee benefits	$5,675	$6,935
Occupancy and equipment, net	1,854	1,675
Data processing	895	743
Professional fees and services	1,142	1,160
Stationery, printing and supplies	198	230
Postage and delivery	117	142
FDIC and general insurance	1,303	374
Director and committee fees	356	407
Advertising and promotion	247	281
Loss on the early extinguishment of debentures	44	501
Real estate activities expense	489	-
All other expenses	556	579
	$12,876	$13,027

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

Occupancy and equipment expense increased primarily due to additional rent and depreciation expense for INB’s new Mandalay branch (which opened in December 2006) and a lower level of sublease income. There were also increases in real estate taxes, operating escalation charges, utilities and repair and maintenance expenses.

Data processing expense increased due to the growth in INB’s assets.

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

Real estate activities expense represents expenditures consisting of real estate taxes, insurance, utilities and other charges required to protect the Company’s interest in real estate acquired through foreclosure and/or various properties collateralizing the Company’s nonaccrual loans. The amount for 2007 included a $0.1 million loss from the sale of a New Jersey property acquired through foreclosure.

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

Liquidity and Capital Resources

General. The Company manages its liquidity position on a daily basis to assure that funds are available to meet its operating requirements, loan and investment commitments, deposit withdrawals and debt service obligations. Primary sources of funds consist of the following: retail deposits obtained through INB’s branch offices and the mail; principal repayments of loans; maturities and calls of securities; issuance of debentures; borrowings from the federal funds market and through FHLB advances; and cash flow provided by operating activities. For additional detail concerning the Company’s cash flows, see the consolidated statements of cash flows included in this report.

Intervest National Bank. INB’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its loans and the rates offered on its deposits. INB needs to pay competitive interest rates to attract and retain deposits to fund its loan originations. In 2008, INB experienced competitive market conditions in both originating loans and attracting deposits. This competition resulted in lower pricing for new loans (which encompass both interest rates and fees charged). Additionally, despite reductions in the federal funds rate by the Federal Reserve totaling 500 basis points since September 2007, INB was not able to fully lower its deposit rates in step with these reductions in order to remain competitive with other financial institutions in attracting deposits. At December 31, 2008, INB had $107 million of nonperforming assets. All of the above factors contributed to a decrease in INB’s net interest margin to 1.95% in 2008 from 2.33% in 2007.

INB relies heavily on certificates of deposit (time deposits) as its main source of funds. Consolidated deposits amounted to $1.86 billion at December 31, 2008 and time deposits represented 82% or $1.52 billion of those deposits, down from 85% at December 31, 2007, which reflects an increase in money market deposit accounts in 2008. Time deposits of $100,000 or more at December 31, 2008 totaled $663 million, compared to $586 million at December 31, 2007, and included $173 million and $166 million of brokered deposits at each date, respectively. Brokered deposits had a weighted average remaining term and stated interest rate of 3.9 years and 5.07%, respectively, at December 31, 2008, and $11.0 million matures in 2009. INB’s brokered deposits are sold by investment firms, which are paid a fee by INB for placing the deposit. INB must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Time deposits are the only deposit accounts offered by INB that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. At December 31, 2008, $571 million, or 38%, of INB’s total time deposits mature by December 31, 2009. INB expects to retain or replace a significant portion of such deposits based on its competitive pricing and historical experience.

INB also borrows funds on an overnight or short-term basis to manage its liquidity needs. At December 31, 2008, INB had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. As a member of the FHLB of New York and FRB of New York, INB can also borrow from these institutions on a secured basis. INB’s average outstanding borrowings totaled $34 million in 2008. At December 31, 2008, INB had $51 million of FHLB advances outstanding, which mature at various times beginning in 2010 through September 2013. INB utilized more FHLB advances in 2008 due to favorable borrowing rates. At December 31, 2008, INB had available collateral consisting of investment securities to support additional total secured borrowings of $429 million if needed. INB expects to have the flexibility to either repay or rollover its outstanding borrowings as they mature. The disruption in the credit markets that began in 2008 has not affected INB’s access to ordinary course borrowings.

INB invests in U.S. government agency debt obligations to emphasize safety and liquidity. All of INB’s security investments are classified as held to maturity, and nearly all of the securities have fixed rates of interest or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty. At December 31, 2008, the securities held to maturity portfolio had a weighted-average remaining maturity of 4.2 years, and $16 million, or 3%, of the portfolio matures by December 31 2009. INB expects to reinvest the proceeds from these maturities as well as any calls into new securities.

INB’s loan-to-deposit ratio was 85% at December 31, 2008, compared to 88% at December 31, 2007. INB’s goal is to target its loan-to-deposit ratio at approximately 85%.

INB had cash and short-term investments of $45 million at December 31, 2008 and $286 million of its loan portfolio (excluding nonaccrual loans) matures by December 31, 2009. INB expects to extend or refinance a portion of these maturing loans. At December 31, 2008, INB had commitments to lend of $39 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described above. INB has from time to time received capital contributions from IBC to increase INB’s capital to support its asset growth. In December 2008, INB received a $25 million capital contribution from IBC as discussed below. At December 31, 2008, INB had excess regulatory capital to support an additional $700 million of asset growth and still maintain a well-capitalized designation.

Intervest Mortgage Corporation. IMC’s lending business also depends on its ability to generate a positive interest rate spread between the yields earned on its mortgage loans and the rates paid on its debentures issued to the public. Since early 2007, competitive market conditions and lower pricing for new loans have decreased IMC’s loan originations significantly from its historical levels, and IMC originated only one loan in 2008. As a result, IMC has been applying the proceeds from loan repayments to redeem its outstanding debentures, in many cases prior to contractual maturity. To the extent that current market conditions continue to exist, it is likely that the level of IMC’s loan originations will be modest, if any in 2009, and IMC will continue to apply the proceeds received from its maturing loans to the repayment of its outstanding debentures. IMC has sources of funds from its maturing loans sufficient to satisfy its maturing liabilities. In 2009, IMC may sell some of its loans to INB to raise funds to be used for the repayment of debentures. At December 31, 2008, IMC had cash and short-term investments of $20 million and $42 million of debentures and related accrued interest payable outstanding. At December 31, 2008, $23 million of IMC’s mortgage loans (excluding nonaccrual loans) are scheduled to mature by December 31, 2009. In the first quarter of 2009, IMC repaid an additional $26 million of its outstanding debentures.

Intervest Bancshares Corporation. IBC’s sources of funds and capital have been derived from the following: interest income from a limited portfolio of mortgage loans (including purchased participations in loans originated by INB) and short-term investments; monthly dividends from INB; monthly management fees from IMC and INB for providing these subsidiaries with certain administrative services; the issuance of its common stock through public offerings, exercise of common stock warrants and conversion of debentures; the issuance of trust preferred securities through its wholly owned business trusts; and the direct issuance of other subordinated debentures to the public. At December 31, 2008, IBC had $2.9 million in cash and short-term investments.

On December 23, 2008, IBC sold to the U.S. Treasury 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. The transaction was completed pursuant to, and is governed by, the Treasury’s Capital Purchase Program, which is designed to attract broad participation by healthy institutions, to stabilize the financial system, and to increase lending for the benefit of the U.S. economy. The $25 million of proceeds was invested by IBC in INB as a capital contribution. In 2009, INB will increase its monthly dividend to IBC to provide funds for the cash dividend requirements of 5% on the preferred stock, which will total $1.3 million annually.

IBC, through its wholly owned business trusts, also has $56.7 million of trust preferred securities outstanding at December 31, 2008 and $55.0 million (representing outstanding debentures net of IBC’s common stock investments in the trusts) qualified for and was included in regulatory Tier 1 capital. The resulting proceeds from these securities have also been invested in INB at various times through capital contributions. The securities have fixed rates of interest for the initial five-year period and thereafter variable rates and contractually mature at various times through 2036. IBC is required to make annual interest payments that currently total $3.1 million as of December 31, 2008 or an average cost of 5.40%, inclusive of amortized offering expenses, on the outstanding trust preferred securities. On September 18, 2008, $15.4 million of the securities converted from a fixed rate of 6.75% to a variable rate and now reprice quarterly based on 3-month libor plus 2.95%. On March 17 and September 20, 2009, an additional $15.4 million of these securities on each date will convert from a fixed rate of 5.88% and 6.20%, respectively, to variable rate and reprice quarterly based on 3-month libor plus 2.79% and 3-month libor plus 2.40%, respectively. At February 23, 2008, 3-month labor was 1.25%

INB also provides funds for the debt service on the trust preferred securities in the form of cash dividends to IBC. If INB is unable to pay dividends to IBC, IBC may not be able to service this debt, pay its other obligations, or pay dividends on its common and preferred stock. On April 23, 2008, IBC’s board of directors approved the payment of a cash dividend of $0.25 per share on IBC’s outstanding Class A and Class B common stock. The total dividend of $2.1 million was paid June 16, 2008 to shareholders of record on the close of business June 2, 2008 using cash on hand.

Other. Additional information concerning securities held to maturity, short-term borrowings, outstanding time deposits, debentures and preferred stock, including interest rates and maturity dates, can be found in notes 2, 6, 7, 8, 9 and 10 to the consolidated financial statements included in this report. IBC, INB and IMC each consider their current liquidity and sources of funds sufficient to satisfy their outstanding lending commitments and maturing liabilities. Management is not aware of any trends, known demand, commitments or uncertainties other than those discussed above or elsewhere in this report that are expected to have a material impact on future operating results, liquidity or capital resources of each entity. However, there can be no assurances that adverse conditions may not arise in credit markets that would adversely impact the Company’s liquidity and ability to raise funds (either through attracting deposits, from borrowings, sales of assets or through equity offerings) to meet its operations and satisfy its outstanding lending commitments and maturing liabilities.

Contractual Obligations

The table below summarizes the Company’s contractual obligations as of December 31, 2008.

		Amounts Due In
($ in thousands)	Total	2009	2010 and 2011	2012 and 2013	2014 and Later
Subordinated debentures and mortgage note payable	$40,184	$17	$8,539	$21,544	$10,084
Subordinated debentures - capital securities	56,702	-	-	-	56,702
FHLB advances	50,500	-	33,000	17,500	-
Accrued interest payable on all borrowed funds	2,180	808	343	776	253
Death benefit payments	1,462	229	500	560	173
Deposits with no stated maturities	344,709	344,709	-	-	-
Deposits with stated maturities	1,519,426	571,085	504,688	361,195	82,458
Accrued interest payable on deposits	6,868	6,868	-	-	-
Mortgage escrow payable and official checks outstanding	35,887	35,887	-	-	-
Preferred cash dividend on Series A preferred stock (1)	6,250	1,250	2,500	2,500	-
Operating lease payments	5,350	1,084	2,124	1,912	230
Unfunded loan commitments (2)	38,637	38,637	-	-	-
Available lines of credit (2)	915	915	-	-	-
	$2,109,070	$1,001,489	$551,694	$405,987	$149,900
(1)	Assumes $25 million of cumulative perpetual preferred stock will be outstanding for five years with a dividend rate of 5% per year.

(2)	Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Regulatory Capital

INB is subject to various regulatory capital requirements. As disclosed in detail elsewhere in this report, the Federal Deposit Insurance Corporation (FDIC) and other bank regulatory agencies use five capital categories ranging from well capitalized to critically undercapitalized to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premiums. These categories involve quantitative measures of a bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on INB’s and the Company’s consolidated financial statements.

INB is required to maintain regulatory defined minimum Tier 1 leverage and Tier 1and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At December 31, 2008 and 2007, INB believes that it met its capital adequacy requirements and is a well-capitalized institution as defined in the regulations, which require minimum Tier 1 leverage and Tier 1 and total risk-based ratios of 5%, 6% and 10%, respectively. As of the date of filing of this report on Form 10-K, management is not aware of any conditions or events that would have changed INB’s designation as a well-capitalized institution.

Information regarding INB’s regulatory capital and related ratios is summarized as follows:

	At December 31,
($ in thousands)	2008	2007
Tier 1 Capital	$228,435	$198,090
Tier 2 Capital	22,674	20,268
Total risk-based capital	$251,109	$218,358
Net risk-weighted assets	$1,809,079	$1,627,053
Average assets for regulatory purposes	$2,116,762	$1,914,469
Tier 1 capital to average assets	10.79%	10.35%
Tier 1 capital to risk-weighted assets	12.63%	12.17%
Total capital to risk-weighted assets	13.88%	13.42%

IBC on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At December 31, 2008 and 2007, IBC believes that it met its capital adequacy requirements.

Information regarding consolidated regulatory capital and related ratios is summarized as follows:

	At December 31,
($ in thousands)	2008	2007
Tier 1 Capital (1)	$266,974	$234,561
Tier 2 Capital	23,455	21,593
Total risk-based capital	$290,429	$256,154
Net risk-weighted assets	$1,871,343	$1,733,124
Average assets for regulatory purposes	$2,186,753	$2,023,606
Tier 1 capital to average assets	12.21%	11.59%
Tier 1 capital to risk-weighted assets	14.27%	13.53%
Total capital to risk-weighted assets	15.52%	14.78%

(1)   Tier 1 capital includes $55 million of qualifying trust preferred securities, which represent outstanding debentures issued to Intervest Statutory Trust II, III, IV and V by IBC, net of the IBC’s investments in those trusts. The inclusion of these securities in Tier 1 capital is currently limited to 25% of core capital elements, as defined in the FDIC regulations. Additionally, at December 31, 2008, Tier 1 capital included $25 million of cumulative perpetual preferred stock sold to the U.S. Treasury.

Through March 31, 2009, bank holding companies (BHCs) generally must calculate their Tier 1 capital on a basis that limits the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities to 25 percent of the sum of qualifying common stockholder’s equity, qualifying noncumulative and cumulative perpetual preferred stock (including related surplus), qualifying minority interest in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities. Amounts of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities in excess of this limit may be included in Tier 2 capital.

Beginning March 31, 2009, qualifying cumulative perpetual preferred stock (excluding senior preferred stock issued to the U.S. Treasury, all of which qualifies as Tier 1 capital without restriction) and qualifying trust preferred securities, as well as certain types of minority interest, are limited to 25 percent of the sum of core capital elements net of goodwill. The Company does not have any goodwill or minority interests. Additionally, the excess amounts of restricted core capital elements in the form of qualifying trust preferred securities included in Tier 2 capital are limited to 50 percent of Tier 1 capital (net of goodwill). However, amounts in excess of this limit will still be taken into account in the overall assessment of an organization’s funding and financial condition. In the last five years before the underlying subordinated note matures, the associated trust preferred securities must be treated as limited-life preferred stock. Thus, in the last five years of the life of the note, the outstanding amount of trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital, subject, together with subordinated debt and other limited-life preferred stock, to a limit of 50 percent of Tier 1 capital. During this period, the trust preferred securities will be amortized out of Tier 2 capital by one-fifth of the original amount (less redemptions) each year and excluded totally from Tier 2 capital during the last year of life of the underlying note.

As of December 31, 2008 and 2007, assuming IBC’s eligible trust preferred securities were excluded from its Tier 1 Capital and instead included in its Tier 2 capital, IBC would still have exceeded the well capitalized threshold under the regulatory framework for prompt corrective action. See note 9 to the consolidated financial statements in this report for a further discussion of the trust preferred securities.

Asset and Liability Management

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The primary objective of the Company’s asset/liability management strategy is to limit, within established guidelines, the adverse effect of changes in interest rates on its net interest income and capital. The Company has not engaged in and accordingly has no present risk related to trading accounts, commodities, interest rate hedges or foreign exchange.

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

A simple interest rate gap analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates for the following reasons. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in market rates. Callable features of certain assets and liabilities, in addition to the foregoing, may also cause actual experience to vary from the analysis.

In addition, certain assets, such as adjustable-rate mortgage loans, may have features generally referred to in the industry as “interest rate caps and floors,” which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, asset prepayment and early deposit withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest-rate increase, and the behavior of depositors may be different from those assumed in the gap analysis.

Many of the Company’s floating-rate loans have a “floor,” or minimum rate, that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan’s interest rate. This feature reduces the unfavorable effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward. However, the Company may nonetheless experience loan prepayments, the amount of which cannot be predicted, and reinvestment risk associated with the investment of the resulting proceeds. The number of floating rate loans in the Company’s loan portfolio has decreased significantly over the last two years. At December 31, 2008, 72% of the loan portfolio contained loans with fixed rates of interest.

There can be no assurances that a sudden and substantial change in interest rates may not adversely impact the Company’s earnings and capital, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The table below summarizes interest-earning assets and interest-bearing liabilities as of December 31, 2008, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Loans (1)	$199,553	$272,808	$725,917	$407,649	$1,605,927
Securities held to maturity (2)	13,030	29,363	269,437	163,751	475,581
Short-term investments	41,733	-	-	-	41,733
FRB and FHLB stock	5,259	-	-	3,642	8,901
Total rate-sensitive assets	$259,575	$302,171	$995,354	$575,042	$2,132,142
Deposit accounts (3):
Interest checking deposits	$4,512	$-	$-	$-	$4,512
Savings deposits	8,262	-	-	-	8,262
Money market deposits	328,660	-	-	-	328,660
Certificates of deposit	215,170	355,915	673,502	274,839	1,519,426
Total deposits	556,604	355,915	673,502	274,839	1,860,860
FHLB advances (1)	-	-	43,500	7,000	50,500
Debentures and mortgage note payable (1)	56,928	15,464	14,310	10,184	96,886
Accrued interest on all borrowed funds (1)	1,626	-	97	457	2,180
Total borrowed funds	58,554	15,464	57,907	17,641	149,566
Total rate-sensitive liabilities	$615,158	$371,379	$731,409	$292,480	$2,010,426
GAP (repricing differences)	$(355,583)	$(69,208)	$263,945	$282,562	$121,716
Cumulative GAP	$(355,583)	$(424,791)	$(160,846)	$121,716	$121,716
Cumulative GAP to total assets	(15.7)%	(18.7)%	(7.1)%	5.4%	5.4%

Significant assumptions used in preparing the gap table above follow:

(1) Floating-rate loans and debentures payable are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans, debentures payable and FHLB advances are scheduled, including repayments, according to their contractual maturities. Certain debentures that have been identified to be repaid prior to their contractual maturity are scheduled according to the repayment date. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $108.6 million and foreclosed real estate of $9.1 million are also excluded from the table although some portion is expected to return to an interest-earning status in the near term.

(2) Securities are scheduled according to the earlier of their contractual maturity or the date in which the interest rate is scheduled to increase. The effects of possible prepayments that may result from the issuer’s right to call a security before its contractual maturity date are not considered in the analysis.

(3) Interest checking, savings and money market deposits are regarded as readily accessible withdrawable accounts and certificates of deposit are scheduled according to their contractual maturity dates.

The Company’s balance sheet became more interest-rate sensitive during 2008, with increased exposure to a rising interest rate environment. At December 31, 2008, the Company’s interest-bearing liabilities exceeded its interest-earning assets that are scheduled to mature or reprice within one-year. This one-year interest rate sensitivity gap amounted to a negative $425 million, or (18.7)% of total assets, at December 31, 2008, compared to a negative gap of $99 million, or (4.9)% of total assets at December 31, 2007. The Company is currently “liability-sensitive,” indicating that its interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than its interest earning assets.

The change in the gap from December 31, 2007 was due to the continued runoff of accruing loans with a repricing or remaining maturity of less than one year being replaced with new fixed-rate loans with maturities averaging 5 years and purchases of security investments with longer-term maturities. The new loans and securities have been funded through an increase in money market and time deposit accounts with maturities of one year or less. In addition, the scheduled repricing of certain trust preferred capital securities from fixed to floating rate and the scheduled early repayment of certain debentures of IMC with original maturities of greater than one year have also contributed to the increased negative gap.

INB’s deposit flows and deposit rates offered are monitored weekly. Beginning in the fourth quarter of 2008, INB began concentrating on attracting longer-term deposits by being very competitive with the rates offered on these products and less so on the rates offered for shorter-term deposits. INB also utilized longer-term FHLB advances (with maturities of up to five years) to lock in favorable borrowing rates at the time. In 2008, INB experienced competitive market conditions in both originating loans and attracting deposits. This competition resulted in lower pricing for new loans originated (which encompass both interest rates and fees charged). At the same time, despite reductions in the federal funds rate by the Federal Reserve totaling 500 basis points since September 2007, INB was not able to fully lower its deposit rates in step with the Federal Reserve in order to remain competitive with other financial institutions in attracting deposits.

It should be noted that for purposes of computing the one-year interest rate sensitivity gap, all deposits with no stated maturities are treated as readily accessible accounts (as noted in footnote 3 to the GAP table). However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by INB did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year interest rate sensitivity gap would have computed to be a negative 7% at December 31, 2008, compared to a positive 4% at December 31, 2007, which would have resulted in a significantly lower level of perceived interest rate sensitivity.

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

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending, deposit-taking and borrowing activities. The Company has not engaged in and accordingly has no present risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2008 and 2007, which reflect changes in market prices and rates, can be found in note 21 to the consolidated financial statements included in this report.

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital. To this regard, INB, whose assets represent 97% of total consolidated assets, performs internal analyses by preparing interest rate shock scenarios (representing the effects of specific interest rate changes on its net interest income and capital) to its basic one-year gap model as a quantitative tool to measure the amount of interest rate risk associated with changing market interest rates. INB also engages an outside consultant to prepare quarterly reports using an earnings simulation model to quantify the effects of various interest rate scenarios on its projected net interest income and net income over projected periods. These computations rely on various assumptions regarding balance sheet growth and composition, and the pricing and repricing and maturity characteristics of the balance sheet. For a further discussion of GAP analysis, see the section entitled “Asset and Liability Management” in Item 7 of this report.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

The following are included in this item:

- Management’s Report on Internal Control over Financial Reporting (page 59)

- Report of Independent Registered Public Accounting Firm on Internal Control (page 60)

- Report of Independent Registered Public Accounting Firm (page 61)

- Consolidated Balance Sheets at December 31, 2008 and 2007 (page 62)

- Consolidated Statements of Earnings for the Years Ended December 31, 2008, 2007 and 2006 (page 63)

- Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended

      December 31, 2008, 2007 and 2006 (page 64)

- Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006 (page 65)

- Notes to the Consolidated Financial Statements (pages 66 to 92)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting, including safeguarding of assets as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company maintained effective internal control over financial reporting, including safeguarding of assets.

/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer
(Principal Executive Officer)
February 24, 2009

/s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)
February 24, 2009

Report of Independent Registered Public Accounting Firm on Internal Control

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have audited Intervest Bancshares Corporation and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management assessment report (see page 59). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008 of the Company and our report dated February 24, 2009 expressed an unqualified opinion on those financial statements.

/s/ Hacker, Johnson & Smith, P.A., P.C.
Hacker, Johnson & Smith, P.A., P.C.
Tampa, Florida
February 24, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Hacker, Johnson & Smith, P.A., P.C.
Hacker, Johnson & Smith, P.A., P.C.
Tampa, Florida
February 24, 2009

Intervest Bancshares Corporation and Subsidiaries

Consolidated Balance Sheets

	At December 31,
($ in thousands, except par value)	2008	2007
ASSETS
Cash and due from banks	$13,170	$5,371
Federal funds sold, commercial paper and other short-term investments	41,733	27,715
Total cash and cash equivalents	54,903	33,086
Securities held to maturity, net (estimated fair value of $475,100 and $345,536, respectively)	475,581	344,105
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	8,901	6,351
Loans receivable (net of allowance for loan losses of $28,524 and $21,593, respectively)	1,677,187	1,592,439
Accrued interest receivable	11,965	10,981
Loan fees receivable	8,590	9,781
Premises and equipment, net	5,415	5,897
Foreclosed real estate (net of valuation allowance of $518)	9,081	-
Deferred income tax asset	13,503	10,387
Deferred debenture offering costs, net	2,750	4,098
Other assets	3,957	4,267
Total assets	$2,271,833	$2,021,392
LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$3,275	$4,303
Interest-bearing deposit accounts:
Checking (NOW) accounts	4,512	5,668
Savings accounts	8,262	8,399
Money market accounts	328,660	235,804
Certificate of deposit accounts	1,519,426	1,405,000
Total deposit accounts	1,864,135	1,659,174
Borrowed funds:
Federal Home Loan Bank advances	50,500	-
Subordinated debentures	40,000	76,250
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	2,180	3,282
Mortgage note payable	184	200
Total borrowed funds	149,566	136,434
Accrued interest payable on deposits	6,868	6,706
Mortgage escrow funds payable	24,028	24,079
Other liabilities	15,262	15,438
Total liabilities	2,059,859	1,841,831
Commitments and contingencies (notes 5, 9,10,17,18 and 19)
STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized, 25,000 issued and outstanding)	25	-
Additional paid-in-capital, preferred	24,975	-
Preferred stock discount	(1,920)	-
Class A common stock ($1.00 par value; 12,000,000 shares authorized; 8,095,151 shares issued; and 7,690,812 outstanding)	8,095	8,095
Class B common stock ($1.00 par value; 700,000 shares authorized; and 580,000 and 385,000 shares issued and outstanding, respectively)	580	385
Additional paid-in-capital, common	81,157	77,176
Retained earnings	109,062	103,905
Treasury stock (404,339 shares, at cost)	(10,000)	(10,000)
Total stockholders’ equity	211,974	179,561
Total liabilities and stockholders’ equity	$2,271,833	$2,021,392

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Consolidated Statements of Earnings

	Year Ended December 31,
($ in thousands, except per share data)	2008	2007	2006
INTEREST AND DIVIDEND INCOME
Loans receivable	$109,793	$111,249	$112,390
Securities	18,287	19,769	14,647
Other interest-earning assets	417	898	1,568
Total interest and dividend income	128,497	131,916	128,605
INTEREST EXPENSE
Deposits	80,636	78,547	65,631
Subordinated debentures	5,150	6,629	7,617
Subordinated debentures - capital securities	3,496	3,544	4,490
Other borrowed funds	1,053	933	559
Total interest expense	90,335	89,653	78,297
Net interest and dividend income	38,162	42,263	50,308
Provision for loan losses	11,158	3,760	2,652
Net interest and dividend income after provision for loan losses	27,004	38,503	47,656
NONINTEREST INCOME
Income from the early repayment of mortgage loans	2,363	7,044	4,937
Income from mortgage lending activities	1,675	1,228	1,409
Customer service fees	684	419	447
Gain from early call of investment securities	304	133	12
All Other	-	1	50
Total noninterest income	5,026	8,825	6,855
NONINTEREST EXPENSES
Salaries and employee benefits	6,039	5,675	6,935
Occupancy and equipment, net	1,755	1,854	1,675
FDIC and general insurance	1,733	1,303	374
Professional fees and services	1,549	1,142	1,160
Data processing	1,016	895	743
Director and committee fees	336	356	407
Stationery, printing and supplies	175	198	230
Advertising and promotion	253	247	281
Postage and delivery	106	117	142
Real estate activities expense	4,799	489	-
Loss on the early extinguishment of debentures	570	44	501
All other	542	556	579
Total noninterest expenses	18,873	12,876	13,027
Earnings before income taxes	13,157	34,452	41,484
Provision for income taxes	5,891	15,012	17,953
Net earnings	7,266	19,440	23,531
Preferred dividend requirements and amortization of preferred stock discount	41	-	-
Net earnings available to common stockholders	$7,225	$19,440	$23,531
Basic earnings per common share	$0.87	$2.35	$2.98
Diluted earnings per common share	$0.87	$2.31	$2.82
Cash common stock dividends per share	$0.25	$0.25	$-

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31,
($ in thousands)	2008	2007	2006
PREFERRED STOCK
Balance at beginning of year	$-	$-	$-
Issuance of 25,000 shares of Series A to U.S. Treasury	25	-	-
Balance at end of year	25	-	-
ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning of year	-	-	-
Issuance of 25,000 shares of Series A to U.S. Treasury	24,975	-	-
Balance at end of year	24,975	-	-
PREFERRED STOCK DISCOUNT
Balance at beginning of year	-	-	-
Allocation of estimated fair value of common stock warrant issued to U.S. Treasury in tandem with preferred stock to common equity	(1,930)	-	-
Amortization of preferred stock discount	10	-	-
Balance at end of year	(1,920)	-	-
CLASS A COMMON STOCK
Balance at beginning of year	8,095	7,986	7,438
Issuance of 501,465 shares upon the exercise of warrants	-	-	501
Issuance of 108,556 and 47,072 shares upon the conversion of debentures	-	109	47
Balance at end of year	8,095	8,095	7,986
CLASS B COMMON STOCK
Balance at beginning of year	385	385	385
Issuance of 195,000 shares upon exercise of stock warrants	195	-	-
Balance at end of year	580	385	385
ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of year	77,176	75,098	65,309
Issuance of 501,465 Class A shares, inclusive of income tax benefits	-	-	9,092
Issuance of 108,556 and 47,072 Class A shares upon the conversion of debentures	-	1,833	697
Issuance of 195,000 Class B shares, inclusive of income tax benefits	1,608	-	-
Compensation expense related to common stock options issued to employees/directors	443	245	-
Estimated fair value of common stock warrant issued to U.S. Treasury	1,930	-	-
Balance at end of year	81,157	77,176	75,098
RETAINED EARNINGS
Balance at beginning of year	103,905	86,577	63,046
Net earnings for the year	7,266	19,440	23,531
Common stock dividends paid	(2,068)	(2,112)	-
Preferred stock dividend requirements and amortization of preferred stock discount	(41)	-	-
Balance at end of year	109,062	103,905	86,577
TREASURY STOCK
Balance at beginning of year	(10,000)	-	-
Repurchase of 404,339 shares of Class A common stock	-	(10,000)	-
Balance at end of year	(10,000)	(10,000)	-
Total stockholders’ equity at end of year	$211,974	$179,561	$170,046
RECONCILIATION OF COMMON SHARES OUTSTANDING
Total Class A and Class B shares outstanding at beginning of year	8,075,812	8,371,595	7,823,058
Repurchase of shares	-	(404,339)	-
Issuance of shares upon the exercise of common stock warrants	195,000	-	501,465
Issuance of shares upon the conversion of debentures	-	108,556	47,072
Total Class A and Class B shares outstanding at end of year	8,270,812	8,075,812	8,371,595

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2008	2007	2006
OPERATING ACTIVITIES
Net earnings	$7,266	$19,440	$23,531
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	556	609	546
Provision for loan losses	11,158	3,760	2,652
Deferred income tax benefit	(3,116)	(1,693)	(1,706)
Amortization of deferred debenture offering costs	778	1,002	1,164
Compensation expense related to common stock options	443	245	-
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(5,447)	(7,379)	(10,132)
Net loss on sales of foreclosed real estate	314	113	-
Net loss on early extinguishments of debentures	570	44	501
Net writedowns of foreclosed real estate	518	-	-
Net decrease in accrued interest payable on debentures	(1,200)	(163)	(1,656)
Net (decrease) increase in official checks outstanding	(558)	(761)	1,489
Net decrease in loan fees receivable	1,191	662	498
Net change in all other assets and liabilities	3,516	9,208	1,686
Net cash provided by operating activities	15,989	25,087	18,573
INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	411,523	324,581	147,519
Purchases of securities held to maturity	(542,705)	(263,938)	(299,481)
Net increase in loans receivable	(119,431)	(122,676)	(121,687)
Sale of foreclosed real estate	15,186	862	-
(Purchases) redemptions of FRB and FHLB stock, net	(2,550)	587	(1,697)
Purchases of premises and equipment, net	(74)	(127)	(504)
Return of capital from unconsolidated subsidiaries, net	-	-	154
Net cash used in investing activities	(238,051)	(60,711)	(275,696)
FINANCING ACTIVITIES
Net increase in deposits	204,961	70,640	213,204
Net (decrease) increase in mortgage escrow funds payable	(51)	4,332	(555)
Net increase (decrease) in short-term FHLB advances	50,500	(25,000)	25,000
Principal repayments of debentures and mortgage note payable	(36,266)	(9,345)	(31,728)
Gross proceeds from issuance of debentures	-	-	26,310
Debentures issuance costs	-	-	(1,222)
Cash received from issuance of preferred stock and common stock warrant	25,000	-	-
Cash received from issuance of common stock upon exercise of stock warrants	1,467	-	3,345
Excess tax benefit from exercise of stock warrants recorded to paid in capital	336	-	6,248
Class A common stock repurchased	-	(10,000)	-
Cash dividends paid to common stockholders	(2,068)	(2,112)	-
Net cash provided by financing activities	243,879	28,515	240,602
Net increase (decrease) in cash and cash equivalents	21,817	(7,109)	(16,521)
Cash and cash equivalents at beginning of year	33,086	40,195	56,716
Cash and cash equivalents at end of year	$54,903	$33,086	$40,195
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest	$90,497	$86,378	$77,751
Cash paid during the year for income taxes	8,437	15,889	16,455
Loans transferred to foreclosed real estate	25,099	975	-
Preferred dividend requirements and amortization of preferred stock discount	41	-	-
Conversion of debentures and related accrued interest payable and deferred costs into Class A common stock, net	-	1,942	744

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

1.	Description of Business and Summary of Significant Accounting Policies

Intervest Bancshares Corporation is a registered financial holding company incorporated in 1993 under the laws of the State of Delaware and is referred to by itself in this report as “IBC.” IBC’s wholly owned consolidated subsidiaries are Intervest National Bank (referred to as “INB”) and Intervest Mortgage Corporation (referred to as “IMC”). All three entities are referred to collectively in this report as the “Company” on a consolidated basis. The Company’s business is banking and real estate lending. IBC’s Class A common stock is listed on the NASDAQ Global Select Market under the Trading Symbol “IBCA.” There is no public trading market for IBC’s Class B common stock. The offices of IBC, IMC and INB’s headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002 and the main telephone number is 212-218-2800.

IBC’s principal business is the ownership and operation of its subsidiaries and, from time to time, it also engages in a limited amount of real estate mortgage lending, including the purchase of participations in loans originated by INB. IBC also issues debt and equity securities to raise funds for working capital purposes as needed. IBC also has four wholly owned subsidiaries, Intervest Statutory Trust II, III, IV and V, that are unconsolidated entities as required by Financial Accounting Standards Board (FASB) Interpretation 46-R, “Consolidation of Variable Interest Entities.” These entities are statutory business trusts that were formed for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to IBC. They do not conduct any trade or business. For a further discussion of the trusts, see note 9 herein.

INB is a nationally chartered commercial bank that has its headquarters and full-service banking office at One Rockefeller Plaza, Suite 400, in New York City, and a total of six full-service banking offices in Pinellas County, Florida—four in Clearwater, one in Clearwater Beach and one in South Pasadena. INB conducts a personalized commercial and consumer banking business that attracts deposits from the general public in the areas served by its banking offices. INB also provides internet banking services through its web site: www.intervestnatbank.com, which also attracts deposit customers from outside its primary market areas. Information on this web site is not and should not be considered part of this report and is not incorporated herein by reference. The deposits, together with funds generated from operations, principal repayments on loans and securities and other sources, are mainly used to originate mortgage loans secured by commercial and multifamily real estate and to purchase investment securities. INB maintains capital ratios in excess of the regulatory requirements to be designated as a well-capitalized institution.

IMC’s business has focused on the origination of first and junior mortgage loans secured by commercial and multifamily real estate, and it has also provided loan origination services to INB, its affiliate, through an intercompany service agreement. IMC has funded its loan originations through the issuance of subordinated debentures in public offerings. Since early 2007, competitive market conditions and lower pricing for new loans have decreased IMC’s loan originations significantly from its historical levels, and only one loan was originated in 2008. As a result, IMC has been applying the proceeds from loan repayments to redeem its outstanding debentures, in many cases prior to contractual maturity. To the extent that current market conditions continue to exist, it is likely that the level of IMC’s loan originations will continue to be relatively modest, if any, and it is likely IMC will continue to apply the proceeds received from its maturing loans to the repayment of its outstanding debentures. IMC has sources of funds from its maturing loans sufficient to satisfy its maturing liabilities. Management will continue to closely monitor market trends to determine if additional loan originations or other real estate activities, consistent with IMC’s overall goals and objectives, are appropriate for pursuit. At December 31, 2008, IMC had total assets of $75 million, cash and short-term investments of $20 million, loans, net of deferred fees, of $51 million, debentures and related interest payable of $42 million, and stockholder’s equity of $32 million.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

1.	Description of Business and Summary of Significant Accounting Policies, Continued

IMC has traditionally provided loan origination services to INB and has received fee income in connection with those services, which is eliminated in the consolidated financial statements. In light of the significant reduction in IMC’s business activities, effective January 1, 2009, the employees of IMC were transferred to and became employees of INB. They continue to perform loan origination services for INB consistent with past practice. Certain personnel of INB will administer the ongoing operations of IMC, including any origination services that it may require, and IMC will reimburse INB for the cost of such services on a monthly basis. Effective December 31, 2008, the intercompany service agreement noted above was terminated.

The Company’s lending activities are comprised almost entirely of the origination for its loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and vacant land). Loans in the portfolio had an average life of approximately 4 years at December 31, 2008.

The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State and the State of Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens, Long Island, Staten Island and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Orlando, Fort Lauderdale, Hollywood and Miami. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At December 31, 2008, the Company also had loans on properties in Alabama, Connecticut, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina and Virginia.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

1.	Description of Business and Summary of Significant Accounting Policies, Continued

The Company’s noninterest expenses consist of the following: salaries and employee benefits, occupancy and equipment, data processing, advertising and promotion, professional fees and services, FDIC insurance, general insurance and other operating and general expenses. The Company’s profitability is also significantly affected by general and local economic conditions, competition, changes in market interest rates, changes in real estate values, government policies and actions of regulatory authorities.

The Company has experienced a significant increase in nonperforming assets since March 2007. As described in more detail elsewhere in this report, total nonperforming assets at December 31, 2008 amounted to $117.7 million, or 5.18% of total assets, and were comprised of $108.6 million of nonaccrual loans, or 26 loans, and $9.1 million of real estate acquired through foreclosure, or 3 properties. At December 31, 2008 and in accordance with SFAS No. 114, a specific valuation allowance in the aggregate amount of $8.2 million (included as part of the overall allowance for loan losses) was maintained on nonaccrual loans, which are considered impaired.

The Company’s ability to complete foreclosure or other proceedings to acquire and sell certain collateral properties continues to be delayed by bankruptcy proceedings. As a result of these delays and other factors, the timing of the resolution/disposition of nonperforming assets cannot be predicted with certainty. There can be no assurance that the Company will not incur significant additional loan loss provisions or expenses in connection with the ultimate collection of nonaccrual loans or in carrying and disposing of foreclosed real estate. Although the Company has never originated or acquired subprime loans nor invested in securities collateralized by subprime loans, the current world financial crisis has affected the Company indirectly through reductions in overall real estate values, reduced home sales and construction, and a weakening of the overall economy, particularly in the State of Florida. The Company does not own or originate construction/development loans. A prolonged downturn in real estate values and local economic conditions, as well as other factors, could have an adverse impact on the Company’s asset quality and the future level of nonperforming assets, chargeoffs and profitability.

On December 23, 2008, pursuant to the U.S. Treasury’s Capital Purchase Program, IBC sold to the U.S. Treasury 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. The preferred stock carries a 5% annual cumulative preferred dividend rate, payable quarterly, which increases to 9% after five years. Both IBC and INB maintained capital ratios in excess of well-capitalized levels prior to and after this investment.

Principles of Consolidation, Basis of Presentation and Use of Estimates

The consolidated financial statements include the accounts of IBC and its consolidated subsidiaries, INB and IMC. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. The accounting and reporting policies of the Company conform to United States generally accepted accounting principles and to general practices within the banking industry.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, as of the date of the consolidated financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the estimated fair value of real estate acquired through foreclosure.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

1.	Description of Business and Summary of Significant Accounting Policies, Continued

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

Allowance for Loan Losses

The allowance for loan losses is netted against loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to the following factors: the nature and size of the loan portfolio; overall portfolio quality; loan concentrations; specific problem loans and estimates of fair value thereof; historical chargeoffs and recoveries; trends in nonaccrual loans; adverse situations which may affect the borrowers’ ability to repay; management’s perception of the current and anticipated economic conditions in the Company’s lending areas as well as national economic conditions; trends in the Company’s loan volume and loan terms; changes in the Company’s risk selection, underwriting standards, and policies and procedures; and experience, ability and depth of the Company’s lending team and other staff.

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

For the Years Ended December 31, 2008, 2007 and 2006

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses, Continued

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

Deferred Debenture Offering Costs

Costs relating to offerings of debentures consisting primarily of underwriters’ commissions are amortized over the life of the debentures. At December 31, 2008, these costs totaled $2.8 million, net of accumulated amortization of $1.7 million, compared to $4.1 million, net of accumulated amortization of $3.0 million at December 31, 2007.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan’s carrying value at the date of transfer, or estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, management periodically performs market valuations and the real estate is carried at the lower of cost or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in the caption “Real Estate Activities Expenses” in the consolidated statements of earnings. Foreclosed real estate amounted to $9.1 million, net of a valuation allowance of $0.5 million, at December 31, 2008. There was no foreclosed real estate at December 31, 2007.

Stock-Based Compensation

IBC periodically issues stock options or warrants to its employees and directors in non-capital raising transactions for their services. SFAS No. 123R “Share-Based Payment,” and related interpretations is applied in accounting for compensation expense related to stock options and warrants, which requires such transactions be accounted for using a fair value based method. SFAS 123R requires that compensation cost be recorded for stock options or warrants awarded to employees and directors in return for their service. This cost is measured at the time of grant based on the estimated fair value of the options or warrants and is expensed over the employment service period, which is normally the vesting period of the warrants or options.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on a review of available evidence. The Company applies FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109. in accounting for uncertain tax positions. The Company believes it does not have uncertain tax positions. Certain tax benefits attributable to stock options and restricted stock are credited to additional paid-in-capital. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

Earnings Per Common Share (EPS)

Basic and diluted EPS are calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is calculated by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted EPS is calculated by dividing adjusted net earnings available to common stockholders by the weighted-average number of shares of common stock and dilutive potential common stock shares that may be outstanding in the future.

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants and options (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted EPS considers the potential dilution that could occur if IBC’s outstanding common stock warrants, and option and convertible debentures were converted into shares of common stock that then shared in net earnings available to common stockholders (after being adjusted for interest expense, net of taxes, that would no longer occur if the debentures were assumed to be converted).

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

1.	Description of Business and Summary of Significant Accounting Policies, Continued

The following disclosures are included herein as a result of the adoption of SFAS 157.

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Currently, the Company has no assets or liabilities that are recorded at fair value on a recurring basis, such as securities available for sale. From time to time, however, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans and foreclosed real estate. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

Estimates of fair value is determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s two senior lending officers (the Chairman and the President of INB) related to values of properties in the Company’s market areas. These officers take into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans is classified as Level 3.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Foreclosed Real Estate. Foreclosed real estate represents real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of a valuation allowance for losses if any, at the lower of cost or estimated fair value less estimated selling costs. Fair value is estimated in the same manner as impaired loans and, as such, is also classified as Level 3. As these properties are actively marketed, estimated fair value may be periodically adjusted though the valuation allowance for losses to reflect changes in values resulting from changing market conditions.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value at December 31, 2008.

	Net carrying value at December 31, 2008
($ in thousands)	Total	Level 1	Level 2	Level 3	Total Losses for 2008 (1)
Impaired loans	$108,610	-	-	$108,610	$12,433
Foreclosed real estate	$9,081	-	-	$9,081	$832

(1) The loss for impaired loans represents a specific valuation allowance as of December 31, 2008 (included as part of the overall allowance for loan losses) in accordance with SFAS 114, plus loan chargeoffs during the year. The loss for foreclosed real estate represents write downs in carrying values, plus losses from the sale of foreclosed properties during the year.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2,” Effective Date of FASB Statement No. 157” This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position clarifies the application of SFAS 157, in determining the fair value of a financial asset when the market for that financial asset is not active. This FASB Staff Position was effective upon issuance.

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

SFAS 161 - Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133. In March 2008, the FASB issued SFAS 161, which provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. SFAS 161 also requires certain tabular formats for disclosing such information. SFAS 161 is effective for the Company in 2009. SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133. Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements as a result of contingent credit-related features. The Company does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps. Accordingly, the adoption of SFAS 161 is expected to have no impact on its financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

2.	Securities Held to Maturity

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity
At December 31, 2008
U.S. government agencies (1)	305	$467,550	$3,288	$365	$470,473	3.77%	3.9 Years
Corporate (2)	8	8,031	-	3,404	4,627	5.32%	24.6 Years
	313	$475,581	$3,288	$3,769	$475,100	3.80%	4.2 Years
At December 31, 2007
U.S. government agencies (1)	214	$336,074	$1,640	$14	$337,700	4.99%	3.5 Years
Corporate (2)	8	8,031	7	202	7,836	5.78%	25.6 Years
	222	$344,105	$1,647	$216	$345,536	5.01%	4.0 Years
(1)	Consist of debt obligations of U.S. Government Sponsored Agencies: FHLB, FNMA, FHLMC or FFCB.
(2)	Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

		Less Than Twelve Months		Twelve Months or Longer		Total
($ in thousands)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At December 31, 2008
U.S. government agencies	33	$49,116	$354	$4,033	$11	$53,149	$365
Corporate	8	-	-	4,627	3,404	4,627	3,404
	41	$49,116	$354	$8,660	$3,415	$57,776	$3,769
At December 31, 2007
U.S. government agencies	6	$5,348	$6	$5,997	$8	$11,345	$14
Corporate	6	939	83	4,911	119	5,850	202
	12	$6,287	$89	$10,908	$127	$17,195	$216

Management believes that the cause of unrealized gains and losses on U.S. government agency securities is directly related to changes in interest rates, consistent with its experience. In general, as interest rates rise, the estimated fair value of fixed rate securities will decrease; as interest rates fall, their value will increase. Nearly all of the government agency securities have fixed rates or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty. With respect to the corporate securities, in addition to the impact of interest rates, the estimated fair value of these securities is currently depressed as a result of the unusual credit conditions that the financial industry has faced during 2008, which has severely reduced the demand for these securities and consequently affected their pricing. All the securities continue to pay contractual interest and are rated investment grade by at least one rating agency as of December 31, 2008. The estimated fair values on all of the securities above are obtained from third-party brokers, who provide INB quoted prices derived from active markets for identical or similar securities when available.

Management views all the gross unrealized losses in the portfolio to be temporary for the reasons noted above. INB, which holds the portfolio, has the ability and intent to hold all of the investments for a period of time sufficient for the estimated fair value of the securities to recover, which may be at time of maturity. Historically, INB has always recovered the cost of its investment securities upon maturity. INB evaluates its security investments for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. There were no other-than-temporary impairment write-downs recorded, no securities classified as available for sale and no sales of securities in 2008, 2007 and 2006.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

2.	Securities Held to Maturity, Continued

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity as of December 31, 2008 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$15,773	$15,902	3.41%
Due after one year through five years	356,804	359,125	3.53
Due after five years through ten years	82,991	83,461	4.73
Due after ten years	20,013	16,612	5.11
	$475,581	$475,100	3.80%

3.	Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At December 31, 2008		At December 31, 2007
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	383	$1,081,865	322	$932,351
Residential multifamily loans	231	599,721	244	657,387
Land development and other land loans	15	31,430	17	33,318
Residential 1-4 family loans	2	464	2	486
Commercial business loans	18	684	19	575
Consumer loans	21	373	15	315
Loans receivable	670	1,714,537	619	1,624,432
Deferred loan fees		(8,826)		(10,400)
Loans receivable, net of deferred fees		1,705,711		1,614,032
Allowance for loan losses		(28,524)		(21,593)
Loans receivable, net		$1,677,187		$1,592,439

At December 31, 2008 and 2007, there were $108.6 million and $90.8 million of loans on a nonaccrual status, respectively, and considered impaired under the criteria of SFAS 114. At December 31, 2008, in accordance with SFAS 114, a specific valuation allowance in the aggregate amount of $8.2 million (included as part of the overall allowance for loan losses) was maintained on these loans. At December 31, 2007, there was no valuation allowance maintained. No other loans were classified as impaired at either date. At December 31, 2008, one loan ($2.0 million) was classified as ninety days past due and still accruing interest, compared to two loans totaling $11.9 million at December 31, 2007. Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $8.0 million in 2008, $4.5 million in 2007 and $0.2 million in 2006. The average balance of nonaccrual (impaired) loans for 2008, 2007 and 2006 was $105.6 million, $51.0 million and $6.7 million, respectively.

The geographic distribution of the loan portfolio is as follows:

	At December 31, 2008		At December 31, 2007
($ in thousands)	Amount	% of Total	Amount	% of Total
New York	$1,122,459	65.5%	$1,046,704	64.4%
Florida	403,553	23.5	412,076	25.4
Connecticut and New Jersey	74,698	4.4	62,552	3.9
All other	113,827	6.6	103,100	6.3
	$1,714,537	100.0%	$1,624,432	100.0%

4.	Allowance for Loan Losses

Activity in the allowance for loan losses is as follows:

	For the Year Ended December 31,
($ in thousands)	2008	2007	2006
Allowance at beginning of year	$21,593	$17,833	$15,181
Provision for loan losses charged to expense	11,158	3,760	2,652
Loan chargeoffs	(4,227)	-	-
Allowance at end of year	$28,524	$21,593	$17,833

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

5.	Premises and Equipment, Lease Commitments, Rental Expense and Sublease Income

Premises and equipment is as follows:

	At December 31,
($ in thousands)	2008	2007
Land	$1,516	$1,516
Buildings	5,029	5,029
Leasehold improvements	1,632	1,623
Furniture, fixtures and equipment	2,119	2,332
Total cost	10,296	10,500
Less accumulated deprecation and amortization	(4,881)	(4,603)
Net book value	$5,415	$5,897

Depreciation and amortization of premises and equipment is reflected as a component of noninterest expense in the consolidated statements of earnings and was $0.6 million in 2008 and 2007, and $0.5 million in 2006.

The offices of IBC, IMC and INB’s headquarters and full-service banking office are located in leased premises on the entire fourth floor of One Rockefeller Plaza in New York City, with such lease expiring in March 2014. In addition, INB leases its Belcher Road and Mandalay Avenue branch offices in Florida, with such leases expiring in June 2012 and January 2011, respectively. Additionally, INB has options to extend the Belcher office lease (for an additional five years) and the Mandalay office lease (for up to an additional 10 years) prior to expiration, the cost of which is not reflected in the table below. All the leases above contain operating escalation clauses related to taxes and operating costs based upon various criteria and are accounted for as operating leases. INB owns all of its remaining offices in Florida and also leases a portion of the space in its office buildings in Florida that is not used for banking operations to other companies under leases that expire at various times through August 2012.

Future minimum annual lease payments (expense) and sublease income due under non-cancelable leases as of December 31, 2008 are as follows:

	Minimum Rentals
($ in thousands)	Lease Expense	Sublease Income
In 2009	$1,084	$366
In 2010	1,091	234
In 2011	1,033	204
In 2012	991	138
In 2013	921	-
Thereafter	230	-
	$5,350	$942

Rent expense under operating leases aggregated to $1.1 million in 2008 and $1.0 million in 2007 and 2006. Lease rental income aggregated to $0.5 million in 2008 and 2007 and $0.6 million in 2006.

6.	Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At December 31, 2008		At December 31, 2007
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$571,085	4.27%	$495,002	4.82%
Over one to two years	333,041	4.62	296,318	4.74
Over two to three years	171,647	5.08	233,248	4.81
Over three to four years	168,814	5.09	129,949	5.27
Over four years	274,839	5.05	250,483	5.16
	$1,519,426	4.67%	$1,405,000	4.90%

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

6.	Deposits, Continued

Certificate of deposit accounts (CDs) of $100,000 or more totaled $663 million and $586 million at December 31, 2008 and 2007, respectively, and included brokered CDs of $173 million and $166 million at December 31, 2008 and 2007, respectively. At December 31, 2008, CDs of $100,000 or more by remaining maturity were as follows: $204 million due within one year; $118 million due over one to two years; $83 million due over two to three years; $94 million due over three to four years; and $164 million due over four years.

Interest expense on deposit accounts is as follows:

	For the Year Ended December 31,
($ in thousands)	2008	2007	2006
Interest checking accounts	$97	$135	$148
Savings accounts	249	278	407
Money market accounts	10,571	9,947	9,782
Certificates of deposit accounts	69,719	68,187	55,294
	$80,636	$78,547	$65,631

7.	Subordinated Debentures and Mortgage Note Payable

IMC’s subordinated debentures by series and INB’s mortgage note payable are summarized as follows:

		At December 31,
($ in thousands)		2008	2007
Series 01/21/03 - interest at 7.00% fixed - due July 1, 2008	(1)	$-	$3,000
Series 07/25/03 - interest at 6.75% fixed - due October 1, 2008	(1)	-	3,000
Series 11/28/03 - interest at 6.50% fixed - due April 1, 2009	(1)	-	3,500
Series 03/21/05 - interest at 6.25% fixed - due April 1, 2009	(1)	-	3,000
Series 01/17/02 - interest at 7.75% fixed - due October 1, 2009	(1)	-	2,250
Series 08/12/05 - interest at 6.25% fixed - due October 1, 2009	(1)	-	2,000
Series 08/05/02 - interest at 7.75% fixed - due January 1, 2010	(1)	-	3,000
Series 06/07/04 - interest at 6.50% fixed - due January 1, 2010	(1)	-	4,000
Series 01/21/03 - interest at 7.25% fixed - due July 1, 2010	(1)	-	3,000
Series 06/12/06 - interest at 6.50% fixed - due July 1, 2010	(1)	-	2,000
Series 07/25/03 - interest at 7.00% fixed - due October 1, 2010	(1)	-	3,000
Series 11/28/03 - interest at 6.75% fixed - due April 1, 2011	(1)	-	4,500
Series 03/21/05 - interest at 6.50% fixed - due April 1, 2011	(2)	4,500	4,500
Series 08/12/05 - interest at 6.50% fixed - due October 1, 2011	(2)	4,000	4,000
Series 06/07/04 - interest at 6.75% fixed - due January 1, 2012	(2)	5,000	5,000
Series 06/12/06 - interest at 6.75% fixed - due July 1, 2012		4,000	4,000
Series 03/21/05 - interest at 7.00% fixed - due April 1, 2013	(2)	6,500	6,500
Series 08/12/05 - interest at 7.00% fixed - due October 1, 2013	(2)	6,000	6,000
Series 06/12/06 - interest at 7.00% fixed - due July 1, 2014		10,000	10,000
		40,000	76,250
Mortgage note - interest at 7.00% fixed - due February 1, 2017		184	200
		$40,184	$76,450

(1) Repaid prior to their stated maturity during 2008 with cash on hand for an aggregate of $36.3 million of principal and $1.6 million of related accrued interest payable. A loss aggregating $0.6 million from the early extinguishment of debentures was recorded, which represents the expensing of remaining related unamortized issuance costs at the time of repayment.

(2) Repaid prior to their stated maturity during the first quarter of 2009 with cash on hand for an aggregate of $26 million of principal and $1.1 million of related accrued interest payable. A loss aggregating approximately $1.0 million from the early extinguishment of debentures was recorded in the first quarter of 2009.

Scheduled contractual maturities as of December 31, 2008 are as follows:

($ in thousands)	Principal	Accrued Interest
Maturing in 2009	$17	$588
Maturing in 2010	19	-
Maturing in 2011	8,520	343
Maturing in 2012	9,021	334
Maturing in 2013	12,523	442
Thereafter	10,084	253
	$40,184	$1,960

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

7.	Subordinated Debentures and Mortgage Note Payable, Continued

Interest is paid quarterly on IMC’s debentures except for $1.9 million of Series 6/12/06, all of which accrue and compound interest quarterly, with such interest due and payable at maturity. IMC may redeem its debentures at any time, in whole or in part, for face value. All of the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

8.	FHLB Advances and Lines of Credit

At December 31, 2008, INB had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can also borrow from these institutions on a secured basis. At December 31, 2008, INB had available collateral consisting of investment securities to support additional total borrowings of approximately $429 million from the FHLB and FRB if needed.

The following is a summary of certain information regarding FHLB advances in the aggregate:

($ in thousands)	2008	2007	2006
Balance at year end	$50,500	-	$25,000
Maximum amount outstanding at any month end	$95,200	$49,000	$46,200
Average outstanding balance for the year	$33,898	$16,908	$10,215
Weighted-average interest rate paid for the year	3.07%	5.44%	5.31%
Weighted-average interest rate at year end	3.81%	-	5.44%

Scheduled contractual maturities of FHLB advances as of December 31, 2008 were as follows:

($ in thousands)	Amount	Wtd. Avg. Rate
Maturing in 2009	$-	-%
Maturing in 2010	25,000	3.59%
Maturing in 2011	8,000	3.83%
Maturing in 2012	10,500	4.02%
Maturing in 2013	7,000	4.22%
	$50,500	3.81%

9.	Subordinated Debentures - Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding are summarized as follows:

($ in thousands)	Amount
Capital Securities II - debentures due September 17, 2033	$15,464
Capital Securities III - debentures due March 17, 2034	15,464
Capital Securities IV - debentures due September 20, 2034	15,464
Capital Securities V - debentures due December 15, 2036	10,310
$56,702

Capital Securities outstanding are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. Each Trust was formed with a capital contribution from IBC and for the sole purpose of issuing and administering the Capital Securities.

The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire IBC’s Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of IBC’s capital contributions of $1.7 million, or $55 million, qualified as regulatory Tier 1 capital at December 31, 2008 and 2007.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

9.	Subordinated Debentures - Capital Securities, Continued

The sole assets of the Trusts, the obligors on the Capital Securities, are the Junior Subordinated Debentures. In addition, for each Trust, IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II, III and IV have been capitalized by IBC and are being amortized over the life of the securities using the straight-line method. There are no deferred issuance costs associated with Capital Securities V. The unamortized balance of these costs totaled $0.9 million at December 31, 2008.

As of December 31, 2008, interest payments on the Junior Subordinated Debentures (and the corresponding distributions on the Capital Securities) are payable in arrears as follows:

•	Capital Securities II - quarterly at the rate of 2.95% over 3 month libor;
•	Capital Securities III - quarterly at the fixed rate of 5.88% per annum until March 17, 2009 and thereafter at the rate of 2.79% over 3 month libor;
•	Capital Securities IV - quarterly at the fixed rate of 6.20% per annum until September 20, 2009 and thereafter at the rate of 2.40% over 3 month libor; and
•	Capital Securities V - quarterly at the fixed rate of 6.83% per annum until September 15, 2011 and thereafter at the rate of 1.65% over 3 month libor.

The interest payments may be deferred at any time and from time to time during the term of the Junior Subordinated Debentures at the election of IBC for up to 20 consecutive quarterly periods, or 5 years. There is no limitation on the number of extension periods IBC may elect; provided, however, no deferral period may extend beyond the maturity date of the Junior Subordinated Debentures. During an interest deferral period, interest will continue to accrue on the Junior Subordinated Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, IBC will be obligated to pay all interest then accrued and unpaid.

All of the Capital Securities are subject to mandatory redemption as follows:

(i) in whole, but not in part, upon repayment of the Junior Subordinated Debentures at stated maturity or earlier, at the option of IBC, within 90 days following the occurrence and continuation of certain changes in the tax or capital treatment of the Capital Securities, or a change in law such that the statutory trust would be considered an investment company, contemporaneously with the redemption by IBC of the Junior Subordinated Debentures; and

(ii) in whole or in part at any time for Capital Securities II, on or after March 17, 2009 for Capital Securities III, September 20, 2009 for Capital Securities IV and September 15, 2011 for Capital Securities V contemporaneously with the optional redemption by IBC of the Junior Subordinated Debentures in whole or in part. Any redemption would be subject to the receipt of regulatory approvals.

In 2006, IBC repaid Capital Securities I in the principal amount of $15.5 million prior to the contractual maturity of the securities. The early repayment resulted in $0.4 million of related unamortized issuance costs being expensed, which is included in “Loss on the early extinguishment of debentures” in the 2006 consolidated statement of earnings.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

10.	Stockholders’ Equity

IBC is authorized to issue up to 13,000,000 shares of its capital stock, consisting of 12,000,000 shares of Class A common stock, 700,000 shares of Class B common stock and 300,000 shares of preferred stock. IBC’s board of directors determines the powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued. In 2008, the board designated 25,000 shares of preferred stock as Series A pursuant to a transaction with the U.S. Treasury that is discussed below.

Class A and B common stock have equal voting rights as to all matters, except that, so long as at least 50,000 shares of Class B common stock remain issued and outstanding, the holders of the outstanding shares of Class B common stock are entitled to vote for the election of two-thirds of IBC’s board of directors (rounded up to the nearest whole number), and the holders of the outstanding shares of Class A common stock are entitled to vote for the remaining directors. The shares of Class B common stock are convertible, on a share-for-share basis, into Class A common stock at any time.

In 2007, a total of $1.9 million of IBC’s convertible debentures ($1.1 million of principal and $0.8 million of accrued interest) were converted (at the option of the debenture holders) into 108,556 shares of IBC’s Class A common stock at a conversion price of $18.00 per share. In 2007, IBC purchased a total of 404,339 shares of its Class A common stock under a board approved stock repurchase plan for an aggregate cost of $10.0 million, inclusive of brokerage commissions, or an average price per share of $24.73.

On December 23, 2008, IBC issued and sold to the United States Department of the Treasury (the “Treasury”) 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”), along with a ten year warrant (the “Warrant”) to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury (the “Transaction”). The Transaction was completed pursuant to, and is governed by, the U.S. Treasury’s Capital Purchase Program (the “CPP”), which is designed to attract broad participation by healthy institutions, to stabilize the financial system, and to increase lending for the benefit of the U.S. economy.

The Transaction proceeds of $25 million were allocated between the Preferred Shares and Warrant based on the ratio of the estimated fair value of the Warrant to the aggregate estimated fair value of both the Preferred Shares and the Warrant. The value of the Warrant was computed to be $1.6 million using the Black Scholes model with the following inputs: expected dividend yield of 4.61%; expected stock volatility of 81%, risk-free interest rate of 1.60% and expected life of 5 years. The value of the Preferred Shares was computed to be $18.7 million based on the net present value of the expected cash flows over five years using a discount rate of 12%, which represents what IBC believes to be its incremental borrowing rate for a similar transaction in the private sector. The allocation of the $25 million of proceeds to the Warrant was recorded as a “preferred stock discount” against the Preferred Shares, with a corresponding and equal entry to additional paid in common equity in the amount of $1.9 million, computed as follows ($1.6 million divided by the sum of ($1.6 million plus $18.7 million) multiplied by $25 million. This discount is being amortized over five years on a straight-line basis and reduces earnings available to common shareholders.

The Preferred Shares carry a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue and are not paid and they reduce earnings available to common shareholders. The Preferred Shares have a liquidation preference of $1,000 per share, plus accrued unpaid dividends. During the first three years after the Transaction, IBC may not redeem the Preferred Shares except in conjunction with a qualified equity offering meeting certain requirements. After three years, IBC may redeem the Preferred Shares, plus accrued unpaid dividends, in whole or in part, subject to the approval of IBC’s primary federal banking regulator. While the Preferred Shares are outstanding, certain restrictions apply to IBC, including, among others those that are discussed on the following page.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

10.	Stockholders’ Equity, Continued

The Preferred Shares have a senior rank and IBC cannot issue other preferred stock senior to the Preferred Shares. Until December 23, 2012, unless the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the shares to a non-affiliated third party, IBC may not increase its common stock cash dividend or repurchase common stock or other equity shares (subject to certain limited exceptions) without the Treasury’s approval. IBC would not be able to pay a cash common dividend in the future if a Preferred Share dividend were missed. Dividends on common stock could be resumed only if all Preferred Share dividends in arrears were paid. Similar restrictions apply to IBC’s ability to repurchase common stock if Preferred Share dividends are missed. Failure to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to IBC’s board of directors. That right would continue until IBC pays all dividends in arrears.

Senior Executive Officers’ of IBC and its subsidiaries have agreed to limit certain compensation, bonus, incentive and other benefits plans, arrangements, and policies with respect to them during the period that the Treasury owns any debt or equity securities acquired in connection with the Transaction. Among other things, no executive compensation in excess of $500,000 per annum can be deducted for tax purposes. The Preferred Shares generally are non-voting, other than in connection with proposals to issue preferred stock senior to the Preferred Shares, certain merger transactions, amendments to the rights of the holder of the Preferred Shares, and other than in connection with the board representation rights mentioned above, or as required by Delaware State law.

The Warrant is exercisable immediately and expires on December 23, 2018. The Warrant has anti-dilution protections and certain other protections for the holder, as well as potential registration rights upon written request from the Treasury. If requested by the Treasury, the Warrant (and the underlying common stock) may need to be listed on a national securities exchange. The Treasury has agreed not to exercise voting rights with respect to common shares it may acquire upon exercise of the Warrant. The number of common shares covered by the Warrant may be reduced by up to one-half if IBC completes an equity offering meeting certain requirements by December 31, 2009. If the Preferred shares are redeemed in whole, IBC has the right to purchase any common shares held by the Treasury at their fair market value at that time.

11.	Asset and Dividend Restrictions

In addition to the restrictions discussed in note 10 above, INB is required under Federal Reserve Board regulations to maintain reserves, generally consisting of cash or noninterest-earning accounts, against its transaction accounts. At December 31, 2008 and 2007, balances maintained as reserves were approximately $1.0 million.

As a member of the Federal Reserve Banking and Federal Home Loan Banking systems, INB must maintain an investment in the capital stock of the FRB and FHLB. At December 31, 2008 and 2007, the total investment, which earns a dividend, aggregated $8.9 million and $6.4 million, respectively. At December 31, 2008 and 2007, U.S. government agency securities with a carrying value of $113 million and $67 million, respectively, were pledged against various lines of credit.

The payment of cash dividends by IBC to its shareholders and the payment of cash dividends by IBC’s subsidiaries to IBC itself are subject to various regulatory restrictions, as well as restrictions that may arise from outstanding indentures. These restrictions take into consideration various factors such as whether there are sufficient net earnings, as defined, liquidity, asset quality, capital adequacy and economic conditions. The holders of IBC’s Class A common stock and Class B common stock share ratably in any dividend. In June 2008 and June 2007, IBC paid a cash dividend of $0.25 per share on its outstanding Class A and Class B common stock, for a total of $2.1 million in each year.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

12.	Profit Sharing Plans

IBC sponsors a tax-qualified profit sharing plan for its subsidiaries in accordance with the provisions of Section 401(k) of the Internal Revenue Code, whereby eligible employees meeting certain length-of-service requirements may make tax-deferred contributions up to certain limits. INB and IMC make discretionary matching contributions up to 3% of employee compensation, which vest to the employees over a five-year period. Total cash contributions to the plan aggregated $106,000, $99,000 and $78,000 in 2008, 2007 and 2006, respectively, and were included in the line item “salaries and employee benefits expense” in the consolidated statements of earnings.

13.	Related Party Transactions

At December 31, 2008 and 2007, consolidated deposits included deposit accounts from directors, executive officers and members of their immediate families and related business interests totaling $8 million and $18 million, respectively.

No loans were outstanding or made to any directors or executive officers of the Company in 2008 or 2007.

The Company paid fees of $0.1 million in 2008, $0.1 million in 2007 and $0.2 million 2006 for legal services rendered by a law firm, a principal of which is a director of the Company.

INB paid commissions to a broker/dealer, a principal of which is a director of the Company, of $52,000 in 2008, $27,000 in 2007 and $53,000 in 2006 in connection with the purchase of investment securities. IMC paid commissions and fees in connection with the placement of debentures of $0.5 million in 2006 to the same broker/dealer.

IBC paid $18,000 in 2008 and $6,000 in 2007 for marketing services rendered by a marketing firm, a principal of which is a director of the Company.

14.	Common Stock Options and Warrants

IBC has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of the IBC and its subsidiaries. The maximum number of shares of Class A common stock that may be awarded under the Plan is 750,000. As of December 31, 2008, 482,370 shares of Class A common stock were available for award under this plan.

On December 11, 2008 and December 13, 2007, a total of 135,590 and 137,640 options to purchase Class A common stock were awarded under the Plan, respectively. No awards were made in 2006. The estimated fair value of the option award in 2008 and 2007 was $1.63 and $5.12, respectively. As discussed in more detail in note 10, on December 23, 2008 IBC sold to the U.S.Treasury a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share.

The fair value of each option award granted under the Plan was estimated as of the grant date of the award using the Black-Scholes option-pricing model with the following assumptions:

	2008 Grant	2007 Grant
Expected dividend yield (1)	3.33%	1.50%
Expected stock volatility (2)	81%	31%
Risk-free interest rate (3)	2.18%	3.55%
Expected term in years (4)	5.0	5.5

(1)	Expected dividend yield is calculated using a $0.25 per share dividend divided by the option’s exercise price.
(2)	Expected stock volatility is estimated based on an assessment of historical volatility of the Class A common stock.
(3)	Risk-free interest rate was derived from a U.S. Treasury security having a similar expected life as the option as of the grant date.
(4)	Expected term (average life) was calculated using the “simplified method” as prescribed in Staff Accounting Bulletin No. 107.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

14.	Common Stock Options and Warrants, Continued

A summary of the activity in IBC’s common stock warrants/options and related information for the last three years follows (intrinsic value is presented in thousands):

	Exercise Price Per Warrant/Option
Class A Common Stock Warrants/Options:	$5.42	$7.50	$17.10	$6.67	Total	Wtd.-Avg. Exercise Price
Outstanding at December 31, 2005	-	-	-	501,465	501,465	$6.67
Warrants exercised in 2006 (1)	-	-	-	(501,465)	(501,465)	$6.67
Outstanding at December 31, 2006	-	-	-	-	-	-
Options granted in 2007 to directors	-	-	57,600	-	57,600	$17.10
Options granted in 2007 to employees	-	-	80,040	-	80,040	$17.10
Outstanding at December 31, 2007	-	-	137,640	-	137,640	$17.10
Forfeited	-	-	(4,800)	-	(4,800)	$17.10
Expired (2)	-	-	(800)	-	(800)	$17.10
Warrant sold in 2008 to US Treasury	691,882	-	-	-	691,882	$5.42
Options granted in 2008 to directors	-	57,600	-	-	57,600	$7.50
Options granted in 2008 to employees	-	77,990	-	-	77,990	$7.50
Outstanding at December 31, 2008 (3)	691,882	135,590	132,040	-	959,512	$7.32
Wtd-avg contractual remaining term (in years)	10	10	9	-	9.8
Intrinsic value at December 31, 2008 (4)	-	-	-	-	-

Class B Common Stock Warrants:			$10.00	$6.67
Outstanding at December 31, 2006 and 2007			50,000	145,000	195,000	$7.52
Warrants exercised in 2008 (5)			(50,000)	(145,000)	(195,000)	$7.52
Outstanding at December 31, 2008			-	-	-

(1) Total intrinsic value of Class A warrants exercised in 2006 was $14.3 million and the related income tax benefit was $6.2 million, which was recorded in paid in capital. Intrinsic value was calculated using the closing stock price of $35.27 of the Class A common stock on November 27, 2006 in excess of the exercise price multiplied by the number of warrants exercised.

(2) Represent vested options issued to former employees that expired unexercised.

(3) The $17.10 options expire on December 13, 2017 and 91,760 of those options are vested and exercisable; the remaining 40,280 options vest and become exercisable on December 13, 2009. The $7.50 options expire on December 11, 2018 and are 100% vested and exercisable. The $5.42 warrant expires on December 23, 2018 and is 100% exercisable.

(4) Intrinsic value is zero since the closing price of the Class A common stock on December 31, 2008 of $3.99 was below the exercise price of the options.

(5) Total intrinsic value of Class B warrants exercised in 2008 was $1.0 million and the related income tax benefit was $0.3 million, which was recorded in paid in capital. Intrinsic value was calculated using the closing stock price of $12.40 of the Class A common stock on January 22, 2008 in excess of the exercise price multiplied by the number of warrants exercised. There is no trading market for the Class B common stock. The Class B common stock can be converted into Class A common stock on a share-for-share basis at anytime.

The estimated fair value of stock options issued under the Plan that vested in 2008 and 2007 was $443,000 and $245,000, respectively, which was recorded as compensation expense and a corresponding increase to paid in capital. As of December 31, 2008, there was $214,000 of unrecognized compensation cost related to options granted in 2007 that is expected to be recognized in 2009. There were no grants of warrants or options in 2006 and or related compensation expense recorded.

15.	Income Taxes

IBC and its subsidiaries file a consolidated federal income tax return and combined state and city income tax returns in New York. IBC also files a franchise tax return in Delaware and INB files a state income tax return in Florida. All returns are filed on a calendar year basis. Tax returns are no longer subject to examination by taxing authorities as follows: Federal, New York State and Florida - for years prior to 2005; and New York City - for years prior to 2004. New York City is currently examining IBC’s 2004 through 2006 income tax returns and the State of Florida is currently examining INB’s 2005 income tax return.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

15.	Income Taxes, Continued

At December 31, 2008 and 2007, the Company’s net deferred tax asset amounted to $13.5 million and $10.4 million, respectively. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future tax deductions. A deferred tax asset valuation allowance was not maintained during the reporting periods.

Allocation of federal, state and local income taxes between current and deferred portions is as follows:

($ in thousands)	Current	Deferred	Total
Year Ended December 31, 2008:
Federal	$6,411	$(2,534)	$3,877
State and Local	2,596	(582)	2,014
	$9,007	$(3,116)	$5,891
Year Ended December 31, 2007:
Federal	$11,639	$(1,345)	$10,294
State and Local	5,066	(348)	4,718
	$16,705	$(1,693)	$15,012
Year Ended December 31, 2006:
Federal	$13,761	$(1,353)	$12,408
State and Local	5,898	(353)	5,545
	$19,659	$(1,706)	$17,953

The components of the deferred tax benefit are as follows:

	For the Year Ended December 31,
($ in thousands)	2008	2007	2006
Allowances for loan losses and real estate losses	$(3,214)	$(1,659)	$(1,150)
Deferred compensation and benefits	(68)	(61)	(462)
Depreciation	72	2	(94)
Deferred income	94	15	-
All other	-	10	-
	$(3,116)	$(1,693)	$(1,706)

The tax effects of the temporary differences that give rise to the deferred tax asset are as follows:

	At December 31,
($ in thousands)	2008	2007
Allowances for loan losses and real estate losses	$12,503	$9,289
Deferred compensation and benefits	843	775
Depreciation	122	194
Deferred income	35	129
Total deferred tax asset	$13,503	$10,387

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate (including state and local taxes) is as follows:

	For the Year Ended December 31,
	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal benefit	8.0	8.6	8.3
Nondeductible expenses	1.8	-	-
	44.8%	43.6%	43.3%

The Company’s income taxes payable in 2008 and 2006 was reduced by the tax benefit from the exercise of common stock warrants held by employees or directors (calculated as the difference between the fair market value of the stock issued at the time of the exercise and the warrant exercise price, multiplied by the effective income tax rate). The net tax benefit from such transactions amounted to $0.3 million in 2008 and $6.2 million in 2006 and was recorded as an increase to paid-in capital.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

16.	Earnings Per Common Share

Net earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings per common share computations are summarized in the table that follows:

	For the Year Ended December 31,
($ in thousands, except share and per share amounts)	2008	2007	2006
Basic Earnings Per Common Share:
Net earnings applicable to common stockholders	$7,225	$19,440	$23,531
Weighted-Average number of common shares outstanding	8,259,091	8,275,539	7,893,489
Basic Earnings Per Common Share	$0.87	$2.35	$2.98
Diluted Earnings Per Common Share:
Net earnings applicable to common stockholders	$7,225	$19,440	$23,531
Adjustment to net earnings from assumed conversion of debentures (1)	-	44	148
Adjusted net earnings for diluted earnings per share computation	$7,225	$19,484	$23,679
Weighted-Average number of common shares outstanding:
Common shares outstanding	8,259,091	8,275,539	7,893,489
Potential dilutive shares resulting from exercise of warrants/options (2)	8,690	81,561	307,335
Potential dilutive shares resulting from conversion of debentures (3)	-	64,917	200,555
Total average number of common shares outstanding used for dilution	8,267,781	8,422,017	8,401,379
Diluted Earnings Per Common Share	$0.87	$2.31	$2.82

(1)	Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.
(2)

All outstanding options/warrants were considered for the EPS computations, except for 132,040 options granted in December 2007, which were not dilutive because the exercise price was above the average market price of the Class A common stock during 2008.

(3)

At December 31, 2008 and 2007, there were no outstanding convertible debentures. At December 31, 2006, there were convertible outstanding debentures (principal and accrued interest) totaling $2.9 million and the debentures plus accrued interest were convertible into common stock at a price of $16.00 per share in 2006. Shares shown in the table above were calculated based on average balances outstanding during each year.

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

IBC and IMC are contractually obligated to pay death benefits to the spouse of each company’s former Chairman, Jerome Dansker, pursuant to the terms of the employment agreements between Jerome Dansker and those two companies. The employment agreements require the payment to his spouse of an amount called the “Distribution Amount” during a period called the “Distribution Term.” The Distribution Amount, in the case of IBC is 25% of the amounts that would have been paid monthly to Jerome Dansker as salary by IBC and the Distribution Term is the balance of the term of the agreement, or through June 30, 2014. In the case of IMC, the Distribution Amount is 50% of the amounts that would have been paid monthly to Jerome Dansker as salary by IMC and the Distribution Term is likewise through June 30, 2014.

As a result of the death of the former Chairman in August 2006, a consolidated death benefit payable and corresponding expense of $1.5 million was recorded in the third quarter of 2006. The payable is included in the consolidated balance sheet in the line item “other liabilities” and the expense is included in the consolidated statement of earnings in the line item “salaries and employee benefits expense.”

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

18.	Contractual Death Benefit Payments, Continued

The amount recorded represented the estimated net present value of the total monthly death benefit payments of $1.9 million that is payable to Jerome Dansker’s spouse through June 30, 2014. The difference between the estimated net present value and the total payments of $1.9 million is being recorded as interest expense in future periods through June 30, 2014 and included as a component of “salaries and employee benefits expense.”

At December 31, 2008, death benefit payments remaining totaled $1.5 million are due as follows: $0.2 million in 2009 and 2010, $0.3 million each year from 2011 to 2013 and $0.2 million in 2014. In the event of the death of Jerome Dansker’s spouse prior to the June 30, 2014, any remaining unpaid payments will be paid in a lump sum to the spouse’s estate.

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

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees to the Company. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Standby letters of credit are conditional commitments issued by INB to guarantee the performance of a customer to a third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in originating loans.

The contractual amounts of off-balance sheet financial instruments are as follows:

	At December 31,
($ in thousands)	2008	2007
Unfunded loan commitments	$38,637	$82,545
Available lines of credit	915	654
Standby letters of credit	-	300
	$39,552	$83,499

20.	Regulatory Capital

The Company is subject to regulation, examination and supervision by the FRB. INB is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency of the United States of America (OCC).

The Company (on a consolidated basis) and INB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet them can initiate certain mandatory and possible discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company’s and INB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and INB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These capital amounts are also subject to qualitative judgement by the regulators about components, risk weighting and other factors. Quantitative measures established by the regulations to ensure capital adequacy require the Company, on a consolidated basis, and INB on a stand alone basis, to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined by the regulations.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

20.	Regulatory Capital, Continued

The Federal Reserve allows trust preferred securities to be included in the Tier 1 capital of bank holding companies (BHC), but with stricter limitations on the use of such securities becoming fully effective by March 31, 2009 as discussed in the section entitled “Regulatory Capital” in Management’s Discussion of Financial Condition and Results of Operations” in this report. Until then, BHCs generally must comply with the current Tier 1 capital limits. As of December 31, 2008 and 2007, assuming IBC had excluded all of its eligible trust preferred securities (which totaled $55 million) from Tier 1 Capital and included such amount in Tier 2 capital, the Company would still have exceeded its minimum capital requirement threshold under the regulatory framework for prompt corrective action.

Management believes, as of December 31, 2008 and 2007, that the Company and INB met all capital adequacy requirements to which they are subject. The most recent notification from INB’s regulators categorized INB as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. As of the date of filing of this report on Form 10-K, management is not aware of any conditions or events that would have changed INB’s designation as a well-capitalized institution.

The table that follows presents information regarding capital adequacy.

	Actual		Minimum Capital Requirements		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated as of December 31, 2008:
Total capital to risk-weighted assets	$290,429	15.52%	$149,707	8.00%	NA	NA
Tier 1 capital to risk-weighted assets	$266,974	14.27%	$74,854	4.00%	NA	NA
Tier 1 capital to average assets	$266,974	12.21%	$87,470	4.00%	NA	NA
Consolidated as of December 31, 2007:
Total capital to risk-weighted assets	$256,154	14.78%	$138,650	8.00%	NA	NA
Tier 1 capital to risk-weighted assets	$234,561	13.53%	$69,325	4.00%	NA	NA
Tier 1 capital to average assets	$234,561	11.59%	$80,944	4.00%	NA	NA
Intervest National Bank at December 31, 2008:
Total capital to risk-weighted assets	$251,109	13.88%	$144,726	8.00%	$180,908	10.00%
Tier 1 capital to risk-weighted assets	$228,435	12.63%	$72,363	4.00%	$108,545	6.00%
Tier 1 capital to average assets	$228,435	10.79%	$84,670	4.00%	$105,838	5.00%
Intervest National Bank at December 31, 2007:
Total capital to risk-weighted assets	$218,358	13.42%	$130,164	8.00%	$162,705	10.00%
Tier 1 capital to risk-weighted assets	$198,090	12.17%	$65,082	4.00%	$97,623	6.00%
Tier 1 capital to average assets	$198,090	10.35%	$76,579	4.00%	$95,723	5.00%

21.	Fair Value of Financial Instruments

The carrying and estimated fair values of the Company’s financial instruments are as follows:

	At December 31, 2008		At December 31, 2007
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$54,903	$54,903	$33,086	$33,086
Securities held to maturity, net	475,581	475,100	344,105	345,536
FRB and FHLB stock	8,901	8,901	6,351	6,351
Loans receivable, net	1,677,187	1,710,506	1,592,439	1,621,534
Loan fees receivable	8,590	6,768	9,781	7,841
Accrued interest receivable	11,965	11,965	10,981	10,981
Financial Liabilities:
Deposits	1,864,135	1,900,143	1,659,174	1,663,845
Borrowed funds plus accrued interest payable	149,566	152,684	136,434	143,109
Accrued interest payable on deposits	6,868	6,868	6,706	6,706
Off-Balance Sheet Instruments: commitments to lend	416	416	564	564

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

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

Loans Receivable. The estimated fair value of loans is based on a discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The estimated fair value of impaired loans was determined using the guidance of SFAS 157. Management can make no assurance that its perception and quantification of credit risk would be viewed in the same manner as that of a potential investor. Therefore, changes in any of management’s assumptions could cause the fair value estimates of loans to deviate substantially.

Deposits. The estimated fair value of deposits with no stated maturity, such as savings, money market, checking and noninterest-bearing demand deposit accounts approximates carrying value. The estimated fair value of certificates of deposit are based on the discounted value of their contractual cash flows. The discount rate used in the present value computation was estimated by comparison to current interest rates offered by INB for certificates of deposit with similar remaining maturities.

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

For the Years Ended December 31, 2008, 2007 and 2006

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

The Company’s business segment is banking and real estate lending as described in more detail in note 1 herein and this note should be read in its entirety. IBC’s Executive Committee of the Board of Directors normally makes the significant day-to-day operating decisions for IBC and its subsidiaries. The Executive Committee generally uses criteria such as revenue and earnings performance as well as cost of funds to determine operating, strategic and resource allocation decisions among IBC’s subsidiaries. The accounting policies of the segments identified below are the same as those described in the summary of significant accounting policies. The revenues and net earnings of the segments are not necessarily indicative of the amounts which would be achieved if intercompany transactions were ignored.

The following table presents certain information regarding the Company’s operations by business segment:

	Revenues, Net of Interest Expense			Net Earnings			Total Assets
($ in thousands)	2008	2007	2006	2008	2007	2006	2008	2007
INB (1)	$40,278	$48,730	$51,486	$4,749	$16,766	$18,085	$2,200,895	$1,911,005
IMC	5,222	5,766	9,793	831	890	3,126	75,467	112,067
ISC (3)	-	-	70	-	-	1	-	-
IBC (1)	720	872	1,284	1,645	1,784	2,319	268,972	236,502
Intersegment (2)	(3,032)	(4,280)	(5,470)	-	-	-	(273,501)	(238,182)
Consolidated	$43,188	$51,088	$57,163	$7,225	$19,440	$23,531	$2,271,833	$2,021,392

(1) The amounts for “Revenues, Net of Interest Expense” and “Net Earnings” are shown after intercompany dividends of $3.5 million in 2008, $3.6 million in 2007 and $4.9 million in 2006 that were paid by INB to IBC for debt service on trust preferred securities, the proceeds of which are invested in the capital of INB. Net earnings for IBC for 2008 is shown net of preferred dividend requirements and preferred stock discount amortization.

(2) Intersegment revenues, net of interest expense, arise from intercompany management and loan origination service agreements. All significant intercompany balances and transactions are eliminated in consolidation. INB had a servicing agreement with IMC to provide INB with mortgage loan origination services for the reporting periods above. The services included: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with INB’s underwriting standards; preparing commitment letters; and coordinating the loan closing process. IMC’s personnel performed the services and the expenses associated with the services were borne by IMC. INB paid $2.6 million, $3.8 million and $5.0 million in 2008, 2007 and 2006, respectively, to IMC in connection with this servicing agreement. IBC receives management fees from INB and IMC as a result of providing services to these subsidiaries related to corporate finance and planning and intercompany administration, and to act as a liaison in various corporate matters. Management fees amounted to $0.5 million in 2008, 2007 and 2006.

(3) In October 2006, the limited operations of Intervest Securities Corporation, another wholly owned subsidiary of IBC were discontinued. Intervest Securities Corporation was a broker/dealer whose business activities were not material to the consolidated financial statements. Its only revenues had been derived from participating as a selected dealer from time to time in offerings of debt securities, primarily those of IMC.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

23.	IBC Financial Information

Condensed Balance Sheets

	At December 31,
($ in thousands)	2008	2007
ASSETS
Cash and due from banks	$24	$31
Short-term investments	2,851	1,541
Total cash and cash equivalents	2,875	1,572
Loans receivable, net (net of allowance for loan losses of $30)	2,559	2,593
Investment in consolidated subsidiaries	260,179	228,819
Investment in unconsolidated subsidiaries—Intervest Statutory Trusts	1,702	1,702
Deferred debenture offering costs, net of amortization	927	964
Premises and equipment, net	665	791
All other assets	65	61
Total assets	$268,972	$236,502
LIABILITIES
Debentures payable - capital securities	$56,702	$56,702
Accrued interest payable on debentures	122	137
All other liabilities	174	102
Total liabilities	56,998	56,941
STOCKHOLDERS’ EQUITY
Preferred equity, net of preferred stock discount	23,080	-
Common equity	188,894	179,561
Total stockholders’ equity	211,974	179,561
Total liabilities and stockholders’ equity	$268,972	$236,502

Condensed Statements of Earnings

	For the Year Ended December 31,
($ in thousands)	2008	2007	2006
Interest income	$259	$511	$852
Dividend income from subsidiary (1)	3,507	3,540	4,884
Interest expense	3,496	3,647	4,910
Net interest and dividend income	270	404	826
Credit for loan losses	-	55	-
Management fee income from subsidiaries	450	450	450
Income from mortgage lending activities	-	18	8
Loss on the early extinguishment of debentures	-	19	391
All other noninterest expenses	582	616	775
Income before income taxes	138	292	118
Credit for income taxes (2)	1,548	1,492	2,201
Net earnings before earnings of subsidiaries	1,686	1,784	2,319
Equity in undistributed earnings of Intervest National Bank	4,749	16,766	18,085
Equity in undistributed earnings of Intervest Mortgage Corporation	831	890	3,126
Equity in undistributed earnings of Intervest Securities Corporation	-	-	1
Consolidated net earnings	7,266	19,440	23,531
Preferred stock dividend requirements and discount amortization (3)	41	-	-
Consolidated net earnings available to common stockholders	$7,225	$19,440	$23,531
(1)

Represent dividends paid to IBC from INB to provide funds for the debt service on the debentures payable - capital securities. This debt service is included in IBC’s interest expense. The proceeds from the capital securities are invested in the capital of INB.

(2)	Dividends from subsidiaries are eliminated in consolidation and are not included in IBC’s computation of pre-tax income for purposes of computing income taxes.
(3)	Represents accrued dividends on $25 million of 5% cumulative preferred stock issued December 23, 2008 and amortization of related preferred stock discount.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

23.	IBC Financial Information, Continued

Condensed Statements of Cash Flows

	For the Year Ended December 31,
($ in thousands)	2008	2007	2006
OPERATING ACTIVITIES
Consolidated net earnings	$7,266	$19,440	$23,531
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of subsidiaries	(9,087)	(21,196)	(26,096)
Cash dividends received from subsidiary	3,507	3,540	4,884
Credit for loan losses	-	(55)	-
Depreciation and amortization	127	127	126
Amortization of deferred debenture costs	37	43	86
Loss on the early extinguishment of debentures	-	19	391
Amortization of deferred loan fees, net	(16)	(16)	(2)
Deferred income tax expense (benefit)	55	6	(49)
(Decrease) increase in accrued interest payable on debentures	(15)	(433)	168
Change in all other assets and liabilities, net	(355)	870	(6,790)
Net cash provided by (used in) operating activities	1,519	2,345	(3,751)

INVESTING ACTIVITIES
(Investment in) return of capital from subsidiaries, net	(25,000)	-	660
Purchase of equipment and leasehold improvements	-	-	(34)
Net decrease in loans receivable	49	6,469	2,394
Net cash (used in) provided by investing activities	(24,951)	6,469	3,020

FINANCING ACTIVITIES
Gross proceeds from issuance of debentures	-	-	10,310
Principal repayments of debentures	-	(1,830)	(16,714)
Cash received from issuance of preferred stock and common stock warrant	25,000	-	-
Cash received from issuance of common stock upon exercise of stock warrants	1,467	-	3,345
Excess tax benefit from exercise of stock warrants recorded to paid in capital	336	-	6,248
Class A common stock repurchased	-	(10,000)	-
Cash dividends paid to common stockholders	(2,068)	(2,112)	-
Net cash provided by (used in) financing activities	24,735	(13,942)	3,189

Net increase (decrease) in cash and cash equivalents	1,303	(5,128)	2,458
Cash and cash equivalents at beginning of year	1,572	6,700	4,242
Cash and cash equivalents at end of year	$2,875	$1,572	$6,700

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the year for:
Interest	$3,474	$4,037	$4,656
Income taxes	(1,592)	(2,234)	(1,445)
Noncash transactions:
Subsidiaries’ compensation expense related to common stock options	443	245	-
Preferred dividend requirements and amortization of preferred stock discount	41	-	-
Conversion of debentures into Class A common stock:
Principal converted	-	1,130	430
Accrued interest payable converted	-	826	323
Unamortized debenture offering costs converted	-	(14)	(9)

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

24.	Selected Quarterly Financial Data (Unaudited)

The following information is as of or for the period ended:

	2008
($ in thousands, except per share amounts)	Q1	Q2	Q3	Q4
Interest and dividend income	$31,788	$31,776	$33,508	$31,425
Interest expense	22,933	22,712	22,424	22,266
Net interest and dividend income	8,855	9,064	11,084	9,159
Provision for loan losses	2,263	2,753	3,446	2,696
Net interest and dividend income after provision for loan losses	6,592	6,311	7,638	6,463
Noninterest income	943	1,139	2,318	626
Noninterest expenses	3,518	4,197	5,276	5,882
Earnings before income taxes	4,017	3,253	4,680	1,207
Provision for income taxes	1,736	1,392	2,054	709
Net earnings	2,281	1,861	2,626	498
Preferred dividend requirements and discount amortization	-	-	-	41
Net earnings available to common stockholders	$2,281	$1,861	$2,626	$457
Basic earnings per common share	$0.28	$0.22	$0.32	$0.05
Diluted earnings per common share	$0.28	$0.22	$0.32	$0.05
Cash dividends paid per common share	$-	$0.25	$-	$-
Return on average assets	0.44%	0.34%	0.48%	0.09%
Return on average common equity	5.01%	4.04%	5.69%	1.07%
Total assets	$2,165,017	$2,207,170	$2,180,746	$2,271,833
Total cash, short-term investments and security investments	461,324	456,088	443,725	539,385
Total loans, net of unearned fees	1,677,119	1,723,213	1,691,851	1,705,711
Total deposits	1,781,188	1,809,683	1,734,820	1,864,135
Total borrowed funds and related accrued interest payable	159,189	168,063	210,551	149,566
Total stockholders’ equity	183,703	183,549	186,230	211,974

	2007
($ in thousands, except per share amounts)	Q1	Q2	Q3	Q4
Interest and dividend income	$33,265	$34,082	$32,384	$32,185
Interest expense	21,695	22,489	22,834	22,635
Net interest and dividend income	11,570	11,593	9,550	9,550
Provision for loan losses	854	715	1,523	668
Net interest and dividend income after provision for loan losses	10,716	10,878	8,027	8,882
Noninterest income	1,602	1,842	3,677	1,704
Noninterest expenses	2,769	3,117	3,216	3,774
Earnings before income taxes	9,549	9,603	8,488	6,812
Provision for income taxes	4,196	4,236	3,647	2,933
Net earnings available to common stockholders	$5,353	$5,367	$4,841	$3,879
Basic earnings per common share	$0.64	$0.64	$0.59	$0.48
Diluted earnings per common share	$0.62	$0.63	$0.58	$0.48
Cash dividends paid per common share	$-	$0.25	$-	$-
Return on average assets	1.08%	1.05%	0.95%	0.77%
Return on average common equity	12.45%	12.09%	10.96%	8.76%
Total assets	$2,040,658	$2,052,831	$2,033,662	$2,021,392
Total cash, short-term investments and security investments	463,776	407,519	377,433	383,542
Total loans, net of unearned fees	1,550,370	1,618,491	1,628,387	1,614,032
Total deposits	1,677,705	1,636,287	1,673,443	1,659,174
Total borrowed funds and related accrued interest payable	144,658	190,007	136,247	136,434
Total stockholders’ equity	175,498	177,720	177,182	179,561

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

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

Directors. The information required by this item is contained under the section entitled “Proposal One: Election of Directors” of IBC’s definitive proxy statement for its 2009 Annual Meeting (the “Proxy Statement”) to be held in May 2009, which will be filed with the SEC within 120 days from December 31, 2008, and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

(1)	Financial Statements: See Part II Item 8 “Financial Statements and Supplementary Data”

(2)	Financial Statement Schedules: See Part II Item 8 “Financial Statements and Supplementary Data”

(3)	Exhibits: The following exhibits are filed herein as part of this Form 10-K:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
2.1 *	Agreement and Plan of Merger dated as of November 1, 1999 by and among IBC, ICNY Acquisition Corporation and Intervest Corporation of New York	DEFS- 14A	000-23377	Annex A	02/10/00
2.2 *	Stock Purchase Agreement dated as of December 18, 2002, by and between IBC and Jean Dansker regarding the purchase and sale of the issued and outstanding shares of Intervest Securities Corporation	S-1	333-26493	2.2	07/08/05
3.1 *	Restated Certificate of Incorporation of IBC	10-Q	000-23377	3.0	08/07/06
3.2 *	Bylaws of IBC as amended	8-K	000-23377	3.1	12/17/07
3.3 *	Certificate of designation of IBC preferred stock issued to U.S. Treasury dated as of December 18, 2008	8-K	000-23377	3.1	12/23/08
4.1 *	Form of Certificate for Shares of Class A Common Stock of IBC	SB-2	033-82246	4.1	09/15/04
4.2 *	Form of Certificate for Shares of Class B Common Stock of IBC	SB-2	033-82246	4.1	09/15/04
4.3 *	Form of Warrant for Class B Common Stock issued to Mr. Jerome Dansker	10-KSB	033-82246	4.2	03/21/96
4.4 *	Form of Warrant for Class A Common Stock	SB-2	033-82246	4.3	09/15/04
4.5 *	Form of Warrant between IBC and the Bank of New York	SB-2	033-82246	4.4	09/15/04
4.6 *	Warrant issued to U.S. Treasury to purchase Class A Common Stock	8-K	000-23377	4.1	12/23/08
4.7 *	Form of Indenture between IBC and U.S Bank National Association dated as of September 17, 2003	10-K	000-23377	4.9	03/19/04
4.8 *	Form of Indenture between IBC and U.S Bank National Association dated as of March 17, 2004	10-Q	000-23377	4.10	11/12/04
4.9 *	Form of Indenture between IBC and Wilmington Trust Company dated as of September 20, 2004	10-Q	000-23377	4.11	11/12/04
4.10 *	Form of Indenture between IBC and Wilmington Trust Company dated as of September 21, 2006	10-Q	000-23377	4.1	11/02/06
4.11 *	Form of Indenture between IMC and The Bank of New York dated as of April 1, 2005	10-Q	033-27404	4.0	05/16/05
4.12 *	Form of Indenture between IMC and The Bank of New York dated as of June 14, 2005	S-11	333-125793	4.1	06/14/05
4.13 *	Form of Indenture between IMC and The Bank of New York dated as of July 1, 2006	S-11	333-132403	4.1	03/14/06
10.1 +*	Employment and Supplemental Benefits Agreement between IBC and Jerome Dansker dated as of July 1, 2004	10-Q	000-23377	10.0	11/12/04
10.2 +*	Employment and Supplemental Benefits Agreement IBC and Lowell S. Dansker dated as of July 1, 2004	10-Q	000-23377	10.1	11/12/04
10.3 *	Mortgage Servicing Agreement dated as of April 1, 2002, as supplemented on October 21, 2004 for the purpose of clarification of the intent of the original agreement between IBC’ subsidiaries, INB and IMC	10-Q	033-27404	10.1	11/15/04
10.4 +*	Employment Agreement between IMC and Jerome Dansker dated as of July 1, 1995	S-11	033-96662	10.2	09/07/95
10.5 +*	Amendment to Employment Agreement between IMC and Jerome Dansker dated as of August 3, 1998	10-K	033-27404	10.1	03/31/99
10.6 +*	Amendment to Employment Agreement between IMC and Jerome Dansker dated as of July 1, 2004	10-Q	033-27404	10.0	11/10/05

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.7 +*	Letter Agreement between IBC and Jean Dansker dated as of October 4, 2006	8-K	000-23377	99.1	10/06/06
10.8 +*	IBC Long Term Incentive Plan	S-8	333-138651	4.4	11/13/06
10.9 + *	Form of Non-Qualified Option Agreement - 2007	10-K	000-23377	10.9	2/29/2008
10.10+ **	Form of Non-Qualified Option Agreement - 2008
10.11+*	Employment Agreement between IMC and Jerome Dansker, dated as of July 1, 1995	S-11	033-96662	10.2	11/15/04
10.12+**	Form of Employment Agreement between INB and certain executive officers dated as of January 1, 2009
10.13+*	Amendment to Employment Agreement between IBC and Lowell Dansker dated as of June 21, 2007	8-K	000-23377	10.1	6/25/07
10.14 *	Securities purchase agreement letter between IBC and U.S. Treasury dated as of December 23, 2008	8-K	000-23377	10.1	12/23/08
10.15 *	Form of waiver dated as of December 23, 2008	8-K	000-23377	10.2	12/23/08
12.0 **	Computation of ratios of earnings to fixed charges
14.1 *	Code of Business Conduct	10-K	000-23377	14.1	03/28/05
14.2 *	Code of Ethics	10-K	000-23377	14.2	03/28/05
14.3 *	Procedures for Submissions Regarding Questionable Accounting, Internal Accounting Controls and Auditing Matters	10-K	000-23377	14.3	3/12/07
21.0 **	Subsidiaries
23.0 **	Consent of Independent Registered Public Accounting Firm
31.0 **	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.1 **	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.0 **	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

* Previously filed.     ** Filed herewith.     + Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

INTERVEST BANCSHARES CORPORATION

(Registrant)

By:	/s/ Lowell S. Dansker	Date:	February 26, 2009
Lowell S. Dansker, Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Chairman and Chief Executive Officer:

(Principal Executive Officer):

By:	/s/ Lowell S. Dansker	Date:	February 26, 2009
Lowell S. Dansker

Chief Financial and Accounting Officer:

(Principal Financial Officer):

By:	/s/ John J. Arvonio	Date:	February 26, 2009
John J. Arvonio

Vice President, Secretary and Director:

By:	/s/ Stephen A. Helman	Date:	February 26, 2009
Stephen A. Helman

Directors:

By:	/s/ Michael A. Callen	Date:	February 26, 2009
Michael A. Callen

By:	/s/ Paul R. DeRosa	Date:	February 26, 2009
Paul R. DeRosa

By:	/s/ Wayne F. Holly	Date:	February 26, 2009
Wayne F. Holly

By:	/s/ Lawton Swan, III	Date:	February 26, 2009
Lawton Swan, III

By:	/s/ Thomas E. Willett	Date:	February 26, 2009
Thomas E. Willett

By:	/s/ David J. Willmott	Date:	February 26, 2009
David J. Willmott

By:	/s/ Wesley T. Wood	Date:	February 26, 2009
Wesley T. Wood