Form 10-Q
period 2009-03-31
INTERVEST BANCSHARES CORP
filed 2009-04-30
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*    YES  ☐    NO  ☐. * The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:
Class A Common Stock, $1.00 par value per share	7,690,812 outstanding as of April 29, 2009
Class B Common Stock, $1.00 par value per share	580,000 outstanding as of April 29, 2009

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

FORM 10-Q

March 31, 2009

Private Securities Litigation Reform Act Safe Harbor Statement

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations concerning future events affecting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company’s risk factors are disclosed in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2008, where such factors are discussed on pages 24 through 29, and in Item 1A of Part II this report on Form 10-Q.

PART 1. FINANCIAL INFORMATION—ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At March 31, 2009	At December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$17,377	$13,170
Federal funds sold, commercial paper and other short-term investments	12,826	41,733

Total cash and cash equivalents	30,203	54,903
Securities held to maturity, net (estimated fair value of $540,841 and $475,100, respectively)	544,702	475,581
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	9,657	8,901
Loans receivable (net of allowance for loan losses of $30,371 and $28,524, respectively)	1,678,381	1,677,187
Accrued interest receivable	10,819	11,965
Loan fees receivable	8,549	8,590
Premises and equipment, net	5,280	5,415
Foreclosed real estate (net of valuation allowance $666 and $518, respectively)	9,742	9,081
Deferred income tax asset	14,544	13,503
Deferred debenture offering costs, net	1,642	2,750
Other assets	4,094	3,957

Total assets	$2,317,613	$2,271,833

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$3,326	$3,275
Interest-bearing deposit accounts:
Checking (NOW) accounts	4,775	4,512
Savings accounts	9,047	8,262
Money market accounts	421,540	328,660
Certificate of deposit accounts	1,499,435	1,519,426

Total deposit accounts	1,938,123	1,864,135
Borrowed Funds:
Federal Home Loan Bank advances	50,500	50,500
Subordinated debentures	14,000	40,000
Subordinated debentures—capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	812	2,180
Mortgage note payable	180	184

Total borrowed funds	122,194	149,566
Accrued interest payable on deposits	4,925	6,868
Mortgage escrow funds payable	29,660	24,028
Other liabilities	10,094	15,262

Total liabilities	2,104,996	2,059,859

STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 issued and outstanding)	25	25
Additional paid-in-capital, preferred	24,975	24,975
Preferred stock discount	(1,823)	(1,920)
Class A common stock ($1.00 par value; 12,000,000 shares authorized; 8,095,151 shares issued; and 7,690,812 outstanding)	8,095	8,095
Class B common stock ($1.00 par value; 700,000 shares authorized; and 580,000 shares issued and outstanding, respectively)	580	580
Additional paid-in-capital, common	81,213	81,157
Retained earnings	109,552	109,062
Treasury common stock (404,339 shares, at cost)	(10,000)	(10,000)

Total stockholders’ equity	212,617	211,974

Total liabilities and stockholders’ equity	$2,317,613	$2,271,833

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended March 31,
($ in thousands, except per share data)	2009	2008
INTEREST AND DIVIDEND INCOME
Loans receivable	$26,284	$26,862
Securities	4,387	4,703
Other interest-earning assets	8	223

Total interest and dividend income	30,679	31,788

INTEREST EXPENSE
Deposits	19,621	20,402
Subordinated debentures	477	1,567
Subordinated debentures—capital securities	807	886
Other borrowed funds	484	78

Total interest expense	21,389	22,933

Net interest and dividend income	9,290	8,855
Provision for loan losses	1,857	2,263

Net interest and dividend income after provision for loan losses	7,433	6,592

NONINTEREST INCOME
Income from the early repayment of mortgage loans	77	134
Income from mortgage lending activities	295	271
Customer service fees	106	114
(Loss) gain from early call of investment securities	(85)	424
Impairment writedown – investment securities	(320)	—

Total noninterest income	73	943

NONINTEREST EXPENSES
Salaries and employee benefits	1,569	1,486
Occupancy and equipment, net	534	441
FDIC and general insurance	822	448
Professional fees and services	395	332
Data processing	276	248
Director and committee fees	95	80
Stationery, printing and supplies	47	48
Advertising and promotion	43	53
Postage and delivery	29	31
Real estate activities expense	919	213
Loss on the early extinguishment of debentures	1,034	—
All other	176	138

Total noninterest expenses	5,939	3,518

Earnings before income taxes	1,567	4,017
Provision for income taxes	672	1,736

Net earnings	895	2,281
Preferred dividend requirements and amortization of preferred stock discount	(405)	—

Net earnings available to common stockholders	$490	$2,281

Basic earnings per common share	$0.06	$0.28
Diluted earnings per common share	$0.06	$0.28

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Quarter Ended March 31,
	2009		2008
($ thousands)	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning and end of period	25,000	$25	—	$—

ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning and end of period		24,975		—

PREFERRED STOCK DISCOUNT
Balance at beginning of period		(1,920)		—
Amortization of preferred stock discount		97		—

Balance at end of period		(1,823)		—

CLASS A COMMON STOCK
Balance at beginning and end of period	8,095,151	8,095	8,095,151	8,095

CLASS B COMMON STOCK
Balance at beginning of period	580,000	580	385,000	385
Issuance of shares upon the exercise of warrants	—	—	195,000	195

Balance at end of period	580,000	580	580,000	580

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		81,157		77,176
Issuance of shares upon the exercise of Class B warrants, inclusive of income tax benefits		—		1,608
Compensation expense related to common stock options		56		58

Balance at end of period		81,213		78,842

RETAINED EARNINGS
Balance at beginning of period		109,062		103,905
Net earnings		895		2,281
Preferred stock dividend requirements and amortization of preferred stock discount		(405)		—

Balance at end of period		109,552		106,186

TREASURY COMMON STOCK
Balance at beginning and end of period	(404,339)	(10,000)	(404,339)	(10,000)

Total stockholders’ equity at end of period	8,295,812	$212,617	8,270,812	$183,703

Preferred stockholder’s equity	25,000	$23,177	—	$—
Common stockholders’ equity	8,270,812	189,440	8,270,812	183,703

Total stockholders’ equity at end of period	8,295,812	$212,617	8,270,812	$183,703

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended March 31,
($ in thousands)	2009	2008
OPERATING ACTIVITIES
Net earnings	$895	$2,281
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	135	140
Provision for loan losses	1,857	2,263
Deferred income tax benefit	(1,041)	(874)
Amortization of deferred debenture offering costs	74	237
Compensation expense related to common stock options	56	58
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(755)	(1,890)
Impairment writedown – investment securities	320	—
Net loss on early extinguishments of debentures	1,034	—
Net write downs of foreclosed real estate	148	—
Net (decrease) increase in accrued interest payable on borrowed funds	(1,368)	195
Net decrease in official checks outstanding	(6,245)	(8,953)
Net decrease (increase) in loan fees receivable	41	(33)
Net change in all other assets and liabilities	767	(483)

Net cash used by operating activities	(4,082)	(7,059)

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	206,371	190,509
Purchases of securities held to maturity	(276,030)	(252,653)
Net increase in loans receivable	(3,638)	(66,597)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock, net	(756)	(1,017)
Purchases of premises and equipment, net	—	(15)

Net cash used by investing activities	(74,053)	(129,773)

FINANCING ACTIVITIES
Net increase in deposits	73,988	122,014
Net increase in mortgage escrow funds payable	5,632	4,662
Net increase in Federal Home Loan Bank advances	—	22,500
Principal repayments of debentures and mortgage note payable	(26,004)	(4)
Cash dividends paid to preferred stockholder	(181)	—
Cash received from issuance of common stock upon exercise of stock warrants	—	1,467
Excess tax benefit from exercise of stock warrants recorded to paid in capital	—	336

Net cash provided by financing activities	53,435	150,975

Net (decrease) increase in cash and cash equivalents	(24,700)	14,143
Cash and cash equivalents at beginning of period	54,903	33,086

Cash and cash equivalents at end of period	$30,203	$47,229

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$24,626	$24,046
Income taxes	950	1,150
Noncash activities:
Loans transferred to foreclosed real estate	809	4,022
Preferred dividend requirements and amortization of preferred stock discount	405	—

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Principles of Consolidation, Basis of Presentation and Use of Estimates

The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiaries in this report have not been audited except for information derived from the 2008 audited consolidated financial statements and notes thereto. The condensed consolidated financial statements in this report should be read in conjunction with the 2008 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to United States generally accepted accounting principles and to general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the estimated fair value of real estate acquired through foreclosure and the impairment, if any, of security investments. In the opinion of management, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

INB is a nationally chartered commercial bank that has its headquarters and full-service banking office at One Rockefeller Plaza, Suite 400, in New York City, and a total of six full-service banking offices in Pinellas County, Florida—four in Clearwater, one in Clearwater Beach and one in South Pasadena. INB conducts a personalized commercial and consumer banking business that attracts deposits from the general public in the areas served by its banking offices. INB also provides internet banking services through its web site: www.intervestnatbank.com, which also attracts deposit customers from outside its primary market areas. Information on this web site is not and should not be considered part of this report and is not incorporated herein by reference. The deposits, together with funds generated from operations, principal repayments on loans and securities and other sources, are mainly used to originate mortgage loans secured by commercial and multifamily real estate and to purchase investment securities. INB maintains capital ratios in excess of applicable regulatory requirements to be designated as a well-capitalized institution. See note 12 and 16 for a further discussion of INB’s regulatory capital requirements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2—Description of Business—Continued

IMC’s business has focused on the origination of first and junior mortgage loans secured by commercial and multifamily real estate, and it has also provided loan origination services to INB, its affiliate, through an intercompany service agreement. IMC has funded its loan originations through the issuance of subordinated debentures in public offerings. Since early 2007, competitive market conditions and lower pricing for new loans have decreased IMC’s loan originations significantly from its historical levels, and only one loan was originated in 2008. As a result, IMC has been applying the proceeds from loan repayments to redeem its outstanding debentures, in many cases prior to contractual maturity. To the extent that current market conditions continue to exist, it is likely that the level of IMC’s loan originations will continue to be relatively modest, if any, and it is likely IMC will continue to apply the proceeds received from its maturing loans to the repayment of its outstanding debentures. IMC has sources of funds from its maturing loans sufficient to satisfy its maturing liabilities. At March 31, 2009, IMC had total assets of $47 million, cash and short-term investments of $5 million, loans, net of deferred fees, of $38 million, debentures and related interest payable of $15 million, and stockholder’s equity of $31 million. IMC has traditionally provided loan origination services to INB and has received fee income in connection with those services, which is eliminated in the consolidated financial statements. In light of the significant reduction in IMC’s business activities, effective January 1, 2009, the employees of IMC were transferred to and became employees of INB. They continue to perform loan origination services for INB consistent with past practice. Certain personnel of INB will administer the ongoing operations of IMC, including any origination services that it may require, and IMC will reimburse INB for the cost of such services on a monthly basis. Management is currently exploring a combination of IMC into INB, whereby INB would acquire all of the remaining net assets of IMC, including its outstanding loan portfolio. Any such transaction would be subject to regulatory approval and would result in a $31 million net increase to INB’s capital.

The Company’s lending activities are comprised almost entirely of the origination for its loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and vacant land). Loans in the portfolio had an average life of approximately 4 years at March 31, 2009.

The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State and the State of Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens, Long Island, Staten Island and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Orlando, Fort Lauderdale, Hollywood and Miami. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At March 31, 2009, the Company also had loans on properties in Alabama, Connecticut, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia.

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

The Company has experienced a significant increase in nonperforming assets since March 2007. As described in more detail elsewhere in this report, Total nonperforming assets at March 31, 2009 amounted to $129.0 million, or 5.57% of total assets, compared to $117.7 million, or 5.18%, at December 31, 2008 and $101.7 million, or 4.70%, at March 31, 2008. At March 31, 2009, nonperforming assets were comprised of $119.3 million of nonaccrual loans, or 31 loans, and $9.7 million (net of a $0.7 million valuation allowance) of real estate acquired through foreclosure, or 4 properties. At March 31, 2009, a specific SFAS No. 114 valuation allowance in the aggregate amount of $10.2 million (included as part of the overall allowance for loan losses) was maintained on nonaccrual loans, which are considered impaired. At March 31, 2009, the Company also had $31 million of accruing loans on which the Company has granted certain concessions generally consisting of the temporary deferral of interest or principal payments to provide relief to the borrower. These loans are considered troubled debt restructurings and are impaired. No specific SFAS 114 valuation allowance was maintained on troubled debt restructurings at March 31, 2009.

The Company’s ability to complete foreclosure or other proceedings to acquire and sell certain collateral properties continues to be delayed by bankruptcy proceedings. As a result of these delays and other factors, the timing of the resolution/disposition of nonperforming assets cannot be predicted with certainty. There can be no assurance that the Company will not incur significant additional loan loss provisions or expenses in connection with the ultimate collection of nonaccrual loans or in carrying and disposing of foreclosed real estate. Although the Company has never originated or acquired subprime loans nor invested in securities collateralized by subprime loans, the current world financial crisis has affected the Company indirectly through reductions in overall real estate values, reduced home sales and construction, increased unemployment and a weakening of national and local economic conditions, particularly in New York and Florida, the Company’s two primary markets. The Company does not own or originate construction/development loans. A prolonged downturn in real estate values and local economic conditions, as well as other factors, could have an adverse impact on the Company’s asset quality and the future level of nonperforming assets, chargeoffs and profitability.

On December 23, 2008, pursuant to the U.S. Treasury’s Capital Purchase Program, IBC sold to the U.S. Treasury 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. The preferred stock carries a 5% annual cumulative preferred dividend rate, payable quarterly, which increases to 9% after five years. Both IBC and INB maintained capital ratios in excess of applicable well-capitalized levels prior to and after this investment.

As discussed in more detail in note 16, on April 7, 2009, INB entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”) and also agreed with the OCC to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3—Securities

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity
At March 31, 2009
U.S. government agencies (1)	330	536,992	$2,712	$1,016	$538,688	3.19%	4.1 Years
Corporate (2)	8	7,710	—	5,557	2,153	3.20%	25.4 Years

	338	$544,702	$2,712	$6,573	$540,841	3.19%	4.4 Years

At December 31, 2008
U.S. government agencies (1)	305	$467,550	$3,288	$365	$470,473	3.77%	3.9 Years
Corporate (2)	8	8,031	—	3,404	4,627	5.32%	24.6 Years

	313	$475,581	$3,288	$3,769	$475,100	3.80%	4.2 Years

(1)	Consist of debt obligations of U.S. Government Sponsored Agencies: FHLB, FNMA, FHLMC or FFCB.
(2)	Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry. The amortized cost reported as of March 31, 2009 is net of a $0.3 million impairment charge recorded in the first quarter of 2009.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

	Number of Securities	Less Than Twelve Months		Twelve Months or Longer		Total
($ in thousands)		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At March 31, 2009
U.S. government agencies	94	$146,255	$948	$7,951	$68	$154,206	$1,016
Corporate	8	—	—	2,153	5,557	2,153	5,557

	102	$146,255	$948	$10,104	$5,625	$156,359	$6,573

At December 31, 2008
U.S. government agencies	33	$49,116	$354	$4,033	$11	$53,149	$365
Corporate	8	—	—	4,627	3,404	4,627	3,404

	41	$49,116	$354	$8,660	$3,415	$57,776	$3,769

Management believes that the cause of unrealized gains and losses on the U.S. government agency securities is directly related to changes in market interest rates, which has been consistent with its experience. In general, as interest rates rise, the estimated fair value of fixed rate securities will decrease; as interest rates fall, their value will increase. Nearly all of the securities in the portfolio have fixed rates or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty. Management views all the gross unrealized losses related to the U.S. government agency portfolio to be temporary for the reasons noted above. INB, which holds the portfolio, has the ability and intent to hold all of the investments for a period of time sufficient for the estimated fair value of the securities to recover, which may be at time of maturity. Historically, INB has always recovered the cost of its investments in U.S government agency securities upon maturity. The estimated fair values disclosed on U.S government agency securities are obtained from third-party brokers, who provide INB quoted prices derived from active markets for identical or similar securities.

INB owns corporate securities consisting of eight variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry. In addition to the impact of interest rates, the estimated fair value of these securities continue to be depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and a weakening economy, which has severely reduced the demand for these securities and rendered their trading market inactive. INB has received all of its contractual interest payments on its trust preferred security investments through March 31, 2009. During the first quarter of 2009, INB recorded an impairment charge of $0.3 million on one security, representing a 32% reduction in its cost basis of $1.0 million. INB concluded that it is probable that there has been an adverse change in the estimated future cash flows for this security such that an other-than-temporary impairment has occurred in accordance with generally accepted accounting principles. This conclusion is based on an increase in the amount of deferred or defaulted interest payments by underlying issuing banks such that it is no longer probable that INB will recover its full investment in this security over time.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3—Securities, Continued

There can be no assurance that there will not be further write downs in the future on this or other trust preferred securities INB owns as conditions change. There were no securities classified as available for sale or sales of securities during the reporting periods in this report.

The estimated fair values on trust preferred securities disclosed above are obtained from a third-party service, which uses a complex valuation model that factors in numerous assumptions and data, including anticipated discounts related to illiquid trading markets, credit and interest rate risk, which under FASB 157 would be considered Level 3 inputs. INB believes that the actual values that would be realized in an orderly market under normal credit conditions between a willing buyer and seller would very likely be much higher. Furthermore, INB has the intent and the ability to retain these trust preferred securities until maturity and has no intention of selling them.

INB evaluates all of its security investments for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Impairment is assessed at the individual security level. INB considers an investment security to be impaired if, after a review of available evidence, the full collection of contractual principal and interest over the life of the security is no longer probable. INB’s impairment evaluation process considers all available evidence, including factors such as the expected cash flows of the security, severity, length of time and anticipated recovery period of the cash shortfalls, recent events specific to the issuer, including investment downgrades by rating agencies and current and anticipated economic and regulatory conditions of its industry, and the issuer’s financial condition, capital strength and near-term prospects. The assessment for and the amount of impairment requires considerable judgment by INB. INB also considers its intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value, or until maturity. Among the factors that are considered in determining the INB’s intent and ability to retain the security is a review of its capital adequacy, interest rate risk position and liquidity. If it is deemed that an other-than-temporary impairment has occurred, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity as of March 31, 2009 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$13,963	$14,044	2.83%
Due after one year through five years	406,491	408,115	2.87
Due after five years through ten years	100,533	100,706	4.30
Due after ten years	23,715	17,976	4.26

	$544,702	$540,841	3.19%

Note 4—Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At March 31, 2009		At December 31, 2008
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	392	$1,087,558	383	$1,081,865
Residential multifamily loans	233	592,231	231	599,721
Land development and other land loans	16	35,922	15	31,430
Residential 1-4 family loans	2	458	2	464
Commercial business loans	18	690	18	684
Consumer loans	24	497	21	373

Loans receivable	685	1,717,356	670	1,714,537

Deferred loan fees		(8,604)		(8,826)

Loans receivable, net of deferred fees		1,708,752		1,705,711

Allowance for loan losses		(30,371)		(28,524)

Loans receivable, net		$1,678,381		$1,677,187

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4—Loans Receivable, Continued

At March 31, 2009 and December 31, 2008, there were $119.3 million and $108.6 million of loans on a nonaccrual status, respectively, and considered impaired under the criteria of SFAS 114. At March 31, 2009 and December 31, 2008, in accordance with SFAS 114, a specific valuation allowance (included as part of the overall allowance for loan losses) in the aggregate amount of $10.2 million and $8.2 million, respectively, was maintained on impaired loans. At March 31, 2009, there were also $30.6 million of accruing loans on which the Company has granted certain concessions generally consisting of the temporary deferral of interest or principal payments to provide relief to the borrower. These loans are considered troubled debt restructurings and are impaired. No specific SFAS 114 valuation allowance was maintained on troubled debt restructurings at March 31, 2009. At March 31, 2009 and December 31, 2008, one loan in the amount of $2.0 million was ninety days past due and still accruing interest.

Interest income that was not recorded on nonaccrual loans under their contractual terms for the quarter ended March 31, 2009 and 2008 amounted to $2.3 million and $2.2 million, respectively. The average balance of nonaccrual loans for the quarter ended March 31, 2009 and 2008 was $114.4 million and $95.8 million, respectively.

Note 5—Allowance for Loan Losses and Valuation Allowance for Real Estate Losses

Activity in the allowance for loan losses is summarized as follows:

	Quarter Ended March 31,
($ in thousands)	2009	2008
Balance at beginning of period	$28,524	$21,593
Provision for loan losses charged to expense	1,857	2,263
Loan chargeoffs	(10)	—

Balance at end of period	$30,371	$23,856

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended March 31,
($ in thousands)	2009	2008
Balance at beginning of period	$518	$—
Write downs of carrying value charged to real estate activities expense	148	—

Balance at end of period	$666	$—

Note 6—Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At March 31, 2009		At December 31, 2008
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$604,105	4.00%	$571,085	4.27%
Over one to two years	305,932	4.45	333,041	4.62
Over two to three years	172,950	5.07	171,647	5.08
Over three to four years	161,211	4.95	168,814	5.09
Over four years	255,237	5.02	274,839	5.05

	$1,499,435	4.49%	$1,519,426	4.67%

Certificate of deposit accounts (CDs) of $100,000 or more totaled $661 million and $663 million at March 31, 2009 and December 31, 2008, respectively, and included brokered CDs of $173 million at each date. At March 31, 2009, CDs of $100,000 or more by remaining maturity were as follows: $226 million due within one year; $116 million due over one to two years; $81 million due over two to three years; $85 million due over three to four years; and $153 million due over four years.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7—Subordinated Debentures and Mortgage Note Payable

IMC’s subordinated debentures by series and INB’s mortgage note payable are summarized as follows:

($ in thousands)	At March 31, 2009	At December 31, 2008
Series 03/21/05—interest at 6.50% fixed—due April 1, 2011 (1)	—	4,500
Series 08/12/05—interest at 6.50% fixed—due October 1, 2011 (1)	—	4,000
Series 06/07/04—interest at 6.75% fixed—due January 1, 2012 (1)	—	5,000
Series 06/12/06—interest at 6.75% fixed—due July 1, 2012	4,000	4,000
Series 03/21/05—interest at 7.00% fixed—due April 1, 2013 (1)	—	6,500
Series 08/12/05—interest at 7.00% fixed—due October 1, 2013 (1)	—	6,000
Series 06/12/06—interest at 7.00% fixed—due July 1, 2014	10,000	10,000

	14,000	40,000
Mortgage note payable (2) – interest at 7% fixed —due February 1, 2017	180	184

	$14,180	$40,184

(1)	These debentures were repaid at various times during the quarter ended March 31, 2009 with cash on hand prior to their stated maturity for an aggregate of $26 million of principal and $1.1 million of related accrued interest payable. A loss aggregating $1.0 from the early extinguishment of debentures was recorded in the first quarter of 2009, which represents the expensing of remaining related unamortized issuance costs. (2) The note cannot be prepaid except during the last year of its term.

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

Scheduled contractual maturities as of March 31, 2009 were as follows:

($ in thousands)	Principal	Accrued Interest
Maturing in the period April 1 through December 31, 2009	$13	$209
Maturing in 2010	19	—
Maturing in 2011	20	—
Maturing in 2012 (1)	4,021	108
Maturing in 2013	23	—
Thereafter	10,084	282

	$14,180	$599

(1)	Debentures with a principal balance of $4 million have been scheduled to be repaid on June 1, 2009. A loss of $0.1 million from the early extinguishment of debentures will be recorded in the second quarter of 2009 in connection with this transaction.

Note 8—FHLB Advances and Lines of Credit

At March 31, 2009, INB had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can also borrow from these institutions on a secured basis. At March 31, 2009, INB had available collateral consisting of investment securities to support additional total borrowings of approximately $495 million from the FHLB and FRB if needed.

The following is a summary of certain information regarding FHLB advances in the aggregate:

	At or for the Quarter Ended March 31,
($ in thousands)	2009	2008
Balance at period end	$50,500	$22,500
Maximum amount outstanding at any month end	$50,500	$22,500
Average outstanding balance for the period	$50,500	$8,853
Weighted-average interest rate paid for the period	3.81%	3.42%
Weighted-average interest rate at period end	3.81%	2.53%

Scheduled contractual maturities of FHLB advances as of March 31, 2009 were as follows:

($ in thousands)	Amount	Wtd. Avg. Rate
Maturing in the period April 1 through December 31, 2009	$—	—%
Maturing in 2010	25,000	3.59%
Maturing in 2011	8,000	3.83%
Maturing in 2012	10,500	4.02%
Maturing in 2013	7,000	4.22%

	$50,500	3.81%

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9—Common Stock Options and Warrant

IBC has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of the IBC and its subsidiaries. The maximum number of shares of Class A common stock that may be awarded under the Plan is 750,000. As of March 31, 2009, 482,770 shares of Class A common stock remain available for awards under this plan. There were no grants of options or warrants during the reporting periods in this report.

A summary of the activity in IBC’s outstanding Class A common stock options and warrant, and related information for the first quarter of 2009 follows:

	Exercise Price Per Warrant/Option				Wtd.-Avg.
	$5.42	$7.50	$17.10	Total	Exercise Price
Outstanding at December 31, 2008	691,882	135,590	132,040	959,512	$7.32
Forfeited	—	—	(100)	(100)	17.10
Expired (1)	—	—	(300)	(300)	17.10

Outstanding at March 31, 2009 (2)	691,882	135,590	131,640	959,112	7.32

Wtd-avg contractual remaining term (in years)	9.7	9.7	8.7	9.6
Intrinsic value at March 31, 2009 (3)	—	—	—	—

(1)	Represent vested options issued to former employees that expired unexercised.
(2)	The $5.42 warrant, issued to the U.S. Treasury, expires on December 23, 2018 and is 100% exercisable. The $7.50 options expire on December 11, 2018 and are 100% vested and exercisable. The $17.10 options expire on December 13, 2017 and 91,460 of those options are vested and exercisable; and the remaining 40,180 options vest and become exercisable on December 13, 2009.
(3)	Intrinsic value is zero since the closing price of the Class A common stock on March 31, 2009 of $2.15 was below the exercise price of all the options and warrant.

For the quarter ended March 31, 2009 and 2008, $56,000 and $58,000, respectively, of compensation expense was recorded in connection with stock options outstanding with a corresponding increase to paid in capital. At March 31, 2009, there was $157,000 of unrecognized compensation cost related to outstanding stock options granted in 2007 that is expected to be recognized over the remainder of 2009.

Note 10—Earnings Per Common Share

Net earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings per common share computations are summarized in the table that follows:

	Quarter Ended March 31,
($ in thousands, except share and per share amounts)	2009	2008
Basic Earnings Per Common Share:
Net earnings applicable to common stockholders	$490	$2,281
Weighted-Average number of common shares outstanding	8,270,812	8,225,812

Basic Earnings Per Common Share	$0.06	$0.28

Diluted Earnings Per Common Share:
Net earnings applicable to common stockholders	$490	$2,281
Weighted-Average number of common shares outstanding:
Common shares outstanding	8,270,812	8,225,812
Potential dilutive shares resulting from exercise of warrants /options (1)	—	12,219

Total average number of common shares outstanding used for dilution	8,270,812	8,238,031

Diluted Earnings Per Common Share	$0.06	$0.28

(1)	All outstanding options/warrants for the 2009 period were not dilutive because their exercise prices were above the average market price of the Class A common stock during such period. For the 2008 period, 136,040 options were not dilutive.

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

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

($ in thousands)	At March 31, 2009	At December 31, 2008
Unfunded loan commitments	$95,202	$38,637
Available lines of credit	905	915
Standby letters of credit	—	—

	$96,107	$39,552

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

The Federal Reserve allows trust preferred securities to be included in the Tier 1 capital of bank holding companies (BHC), but with stricter limitations on the use of such securities that are now scheduled to become effective on March 31, 2011. These new limits were scheduled to take effect on March 31, 2009, pursuant to a final rule adopted by the Board on March 10, 2005. As a result of delaying implementation of the new limits and until the new effective date in 2011, all bank holding companies may continue to include cumulative perpetual preferred stock and trust preferred securities in Tier 1 capital up to 25 percent of total core capital elements.

As of March 31, 2009, assuming IBC had excluded all of its eligible trust preferred securities (which totaled $55 million) from Tier 1 capital and included the entire amount in Tier 2 capital, the Company, would still have exceeded its minimum capital requirement threshold under the regulatory framework for prompt corrective action.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12—Regulatory Capital, Continued

At March 31, 2009, INB maintained its capital at levels to be classified as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Beginning in April 2009, INB has agreed with its primary regulator, the OCC, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio)—9%; Tier 1 capital to risk-weighted assets—10%; and total capital to risk-weighted assets—12%.

As of March 31, 2009, the Company and INB met all capital adequacy requirements to which they are subject. As of the date of filing of this report on Form 10-Q, management is not aware of any conditions or events that would have changed the Company’s or INB’s compliance with each of its regulatory capital requirements.

The actual capital of the Company (consolidated) and INB on a percentage basis are as follows:

	Actual Ratios	Minimum Requirement Under Regulatory Framework for Prompt Corrective Action	Minimum Requirement to be Considered Well Capitalized	Minimum Requirement Under Agreement with OCC
Consolidated at March 31, 2009
Total capital to risk-weighted assets	15.45%	8.00%	NA	NA
Tier 1 capital to risk-weighted assets	14.20%	4.00%	NA	NA
Tier 1 capital to total average assets – leverage ratio	11.73%	4.00%	NA	NA

Intervest National Bank at March 31, 2009
Total capital to risk-weighted assets	13.73%	8.00%	10.00%	12.00%
Tier 1 capital to risk-weighted assets	12.48%	4.00%	6.00%	10.00%
Tier 1 capital to total average assets – leverage ratio	10.32%	4.00%	5.00%	9.00%

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

Note 14—Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Currently, the Company has no assets or liabilities that are recorded at fair value on a recurring basis, such as securities available for sale. From time to time, however, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans, impaired investment securities and foreclosed real estate. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets. In accordance with SFAS 157, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value, as follows:

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

Note 14—Fair Value Measurements, Continued

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

Impaired Loans. The Company’s real estate loans are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Company’s impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company’s net recorded investment in the loan or the estimated fair value of the collateral less estimated selling costs. Adjustments to recorded investment are made through specific valuation allowances that are recorded as part of the overall allowance for loan losses. Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s two senior lending officers (the Chairman and the President of INB) related to values of properties in the Company’s market areas. These officers take into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans is classified as Level 3.

Other Than Temporary Impaired Investment Securities. See note 3 for a detailed discussion.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value at March 31, 2009.

	Net carrying value at March 31, 2009				Total Losses (2)
($ in thousands)	Total	Level 1	Level 2	Level 3	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Impaired loans (1)	$149,891	$—	$—	$149,891	$2,018	$—
Impaired securities	678	—	—	678	320	—
Foreclosed real estate	9,742	—	—	9,742	148	—

(1)	Impaired loans are comprised of nonaccrual loans and troubled debt restructurings.
(2)	The loss for impaired loans represents a specific valuation allowance recorded in accordance with SFAS 114 during the period that is included in the provision for loan losses, plus loan charge offs recorded during the period. The loss for foreclosed real estate represents write downs in carrying values subsequent to foreclosure, plus losses from the sale of foreclosed properties during the period that are charged to real estate activities expense in the consolidated financial statements. The loss on investment securities represents an “other than temporary impairment charge” recorded in noninterest income in the consolidated financial statements.

Note 15—Recent Accounting Pronouncements

SFAS 141(R)—Business Combinations. On January 1, 2009, the Company adopted SFAS 141(R), which requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this statement had no effect on the Company’s financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15—Recent Accounting Pronouncements, Continued

SFAS 160—Noncontrolling Interest in Consolidated Financial Statements. On January 1, 2009, the Company adopted SFAS 160 whose objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. The adoption of this statement had no effect on the Company’s financial statements.

SFAS 161—Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133. On January 1, 2009, the Company adopted SFAS 161, which, among other things, provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The Company currently does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps. The adoption of SFAS 161 had no impact on the Company’s financial statements.

EITF 99-20- Impairment. In January 2009, the FASB issued Staff Position (FSP) EITF 99-20-1, Amendments to the Impairment of Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determinations of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 had no impact on the Company’s consolidated financial statements.

Fair Value Measurements and Impairments of Securities. On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments are intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009. The Company is currently assessing the impact of these FSPs on its financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16—Recent Regulatory Developments

Memorandum of Understanding and Level of Regulatory Capital. On April 7, 2009, Intervest National Bank (INB) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), which requires INB to (1) appoint a Compliance Committee to monitor and coordinate INB’s adherence to the MOU and to submit progress reports to the OCC; (2) develop and implement a Strategic Plan in accordance with guidelines set forth in the MOU; (3) review and revise INB’s Contingency Funding Plan to address matters outlined in the MOU; (4) develop and implement a written program to improve credit risk management processes that are consistent across INB’s two primary markets; (5) develop and implement a three-year capital program in accordance with guidelines set out in the MOU; and (6) review and revise INB’s interest rate risk policy and procedures to address matters set forth in the MOU. Management has commenced the steps necessary to satisfy the conditions of the MOU and is committed to addressing and resolving any and all issues presented therein. INB has also agreed with the OCC to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio)—9%; Tier 1 capital to risk-weighted assets—10%; and total capital to risk-weighted assets—12%. At March 31, 2009, INB’s actual capital ratios were in excess of these levels at 10.32%, 12.48% and 13.73%, respectively.

Regulatory Core Capital. In March 2009, the Federal Reserve Board announced the adoption of a final rule that delays until March 31, 2011, the effective date of new limits on the inclusion of trust preferred securities and other restricted core capital elements in Tier 1 capital of all bank holding companies (BHCs). This action was taken in light of continued stress in financial markets and the efforts of BHCs to increase their overall capital levels.

These new limits were scheduled to take effect on March 31, 2009, pursuant to a final rule adopted by the Board on March 10, 2005. The delay will further the Board’s efforts, as well as the efforts of the other Federal banking agencies and the U.S. Department of the Treasury, to respond to the current financial markets. Until the new effective date in 2011, all BHCs may include cumulative perpetual preferred stock and trust preferred securities in tier 1 capital up to 25 percent of total core capital elements.

FDIC Insurance Premiums. On February 27, 2009, the FDIC: (1) adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; (2) due to extraordinary circumstances, extended the period of the Restoration Plan to seven years; and (3) adopted an interim rule with request for comments imposing an emergency 20 basis point special assessment on June 30, 2009, which will be collected on September 30, 2009, and allowing the Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the Deposit Insurance Fund.

Risk-Based Assessments for Risk Category I: The final rule: (1) introduces a new financial ratio into the financial ratios method applicable to most Risk Category I institutions that includes certain brokered deposits above a threshold that are used to fund rapid asset growth; (2) revises a large bank method for a large Risk Category I institution with long-term debt issuer ratings; and (3) broadens the spread between minimum and maximum initial base assessment rates for Risk Category I institutions.

Adjustments to Assessment Rates: The final rule provides for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount.

Amended Restoration Plan: Due to extraordinary circumstances, the FDIC extended the time within which the reserve ratio must be restored to 1.15 from five to seven years.

Emergency Special Assessment: The interim rule imposes a special assessment equal to 20 basis points of an institution’s assessment base on June 30, 2009, and provides for possible additional special assessments of up to 10 basis points to maintain public confidence in the fund.

These changes to deposit insurance premiums will significantly increase FDIC insurance expense for all insured depository institutions, including INB. INB projects that its FDIC insurance expense for the second quarter of 2009, which includes the special assessment, will amount to approximately $2.2 million, compared to $0.7 million of expense incurred in the first quarter of 2009.

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, P.A., P.C., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith, P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of March 31, 2009 and the related condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2009, we, based on our audit expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith, P.A., P.C.
HACKER, JOHNSON & SMITH, P.A., P.C.
Tampa, Florida
April 24, 2009

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following management’s discussion of financial condition and results of operations of Intervest Bancshares Corporation and Subsidiaries should be read in conjunction with the accompanying quarterly condensed consolidated financial statements in this report on Form 10-Q as well as the entire annual report on Form 10-K for the year ended December 31, 2008.

Intervest Bancshares Corporation has two wholly owned consolidated subsidiaries, Intervest National Bank and Intervest Mortgage Corporation (together with Intervest Bancshares Corporation are referred to collectively as the “Company” on a consolidated basis in this report). Intervest Bancshares Corporation, Intervest National Bank and Intervest Mortgage Corporation may be referred to individually as “IBC,” “INB” and “IMC,” respectively, in this report. IBC also has four wholly owned unconsolidated subsidiaries, Intervest Statutory Trust II, III, IV and V, all of which were formed at various times in connection with the issuance of trust preferred securities. For a more detailed discussion of the Company’s business, see note 2 to the condensed consolidated financial statements included in this report.

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

A more detailed discussion of the factors and estimates used in computing the allowance can be found under the caption “Critical Accounting Policies” on pages 36 to 39 of the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Selected balance sheet information by entity as of March 31, 2009 follows:

($ in thousands)	IBC	INB	IMC	Eliminations (1)	Consolidated
Cash and cash equivalents	$3,004	$25,276	$5,318	$(3,395)	$30,203
Security investments	—	554,359	—	—	554,359
Loans receivable, net of deferred fees	2,580	1,667,855	38,317	—	1,708,752
Allowance for loan losses	(30)	(29,141)	(1,200)	—	(30,371)
Foreclosed real estate	—	7,415	2,327	—	9,742
Investment in consolidated subsidiaries	260,475	—	—	(260,475)	—
All other assets	3,690	39,504	2,508	(774)	44,928

Total assets	$269,719	$2,265,268	$47,270	$(264,644)	$2,317,613

Deposits	$—	$1,941,519	$—	$(3,396)	$1,938,123
Borrowed funds and related interest payable	56,817	50,778	14,599	—	122,194
All other liabilities	285	43,620	1,547	(773)	44,679

Total liabilities	57,102	2,035,917	16,146	(4,169)	2,104,996
Stockholders’ equity	212,617	229,351	31,124	(260,475)	212,617

Total liabilities and stockholders’ equity	$269,719	$2,265,268	$47,270	$(264,644)	$2,317,613

(1)	All significant intercompany balances and transactions are eliminated in consolidation. Nearly all the amounts arise from intercompany deposit accounts and investments in consolidated subsidiaries.

A comparison of selected consolidated balance sheet information follows:

	At March 31, 2009		At December 31, 2008
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$30,203	1.3%	$54,903	2.4%
Security investments	554,359	23.9	484,482	21.4
Loans receivable, net of deferred fees and loan loss allowance	1,678,381	72.5	1,677,187	73.8
Foreclosed real estate losses	9,742	0.4	9,081	0.4
All other assets	44,928	1.9	46,180	2.0

Total assets	$2,317,613	100.0%	$2,271,833	100.0%

Deposits	$1,938,123	83.6%	$1,864,135	82.1%
Borrowed funds and related interest payable	122,194	5.3	149,566	6.6
All other liabilities	44,679	1.9	46,158	2.0

Total liabilities	2,104,996	90.8	2,059,859	90.7
Stockholders’ equity	212,617	9.2	211,974	9.3

Total liabilities and stockholders’ equity	$2,317,613	100.0%	$2,271,833	100.0%

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. Cash and cash equivalents decreased to $30 million at March 31, 2009 from $55 million at December 31, 2008. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Security Investments

Security investments consist of securities held to maturity and Federal Reserve Bank (FRB) and Federal Home Loan Bank of New York (FHLB) stock. Securities are classified as held to maturity and are carried at amortized cost when management has the intent and ability to hold them to maturity. Such investments, all of which are held by INB, increased to $545 million at March 31, 2009, from $476 million at December 31, 2008. The increase reflected $276 million of new purchases with lower yields exceeding $206 million of calls and maturities of securities with higher yields during the period. INB invests in U.S. government agency debt obligations to emphasize safety and liquidity. The Company does not own or invest in any collateralized debt obligations, collateralized mortgage obligations, or any preferred or common stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation.

At March 31, 2009, securities held to maturity consisted of investment grade rated debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $537 million and noninvestment grade rated corporate securities (consisting of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry) totaling $7.7 million. As discussed in more detail in note 3 to the condensed consolidated financial statements in this report, in the first quarter of 2009, INB recorded an impairment charge of $0.3 million on one trust preferred security, representing a 32% reduction in its cost basis of $1.0 million.

At March 31, 2009, the entire securities held to maturity portfolio had a weighted-average yield of 3.19% and a weighted-average remaining maturity of 4.4 years, compared to 3.80% and 4.2 years, respectively, at December 31, 2008. Nearly all of the securities in the portfolio have fixed rates of interest or have predetermined rate increases, and many have call features that allow the issuer to call the security before its stated maturity without penalty. In the first quarter of 2009, $202 million of securities with a weighted average yield of approximately 3.88% were called by the issuers and the resulting proceeds were invested by INB into new lower yielding securities. As a result of these calls, the overall average yield on the portfolio decreased from December 31, 2008. At March 31, 2009 and December 31, 2008, the held-to-maturity portfolio’s estimated fair value was $541 million and $475 million, respectively. At March 31, 2009, the portfolio had a net unrealized loss of $3.9 million, compared to a net unrealized loss of $0.5 million at December 31, 2008. See note 3 to the condensed consolidated financial statements in this report for a discussion regarding unrealized losses.

In order for INB to be a member of the FRB and FHLB, INB maintains an investment in the capital stock of each entity, which amounted to $4.4 million and $5.3 million, respectively, at March 31, 2009.

Loans Receivable, Net of Deferred Fees and Allowance for Loan Losses

Loans receivable, net of deferred fees, amounted to $1.71 billion at March 31, 2009, relatively unchanged from December 31, 2008, as $46 million of new loans originated by INB and secured primarily by commercial real estate was offset by $43 million of principal repayments and $0.8 million of loans transferred to foreclosed real estate. Nearly all the new loans have fixed interest rates and a weighted-average yield and term of 6.77% and 5.7 years, respectively. Fixed-rate loans constituted approximately 73% of the consolidated loan portfolio at March 31, 2009.

The consolidated loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self storage facilities and vacant land). At March 31, 2009, such loans consisted of 641 loans with an aggregate principal balance of $1.71 billion and an average loan size of $2.7 million. Loans with principal balances of more than $10 million consisted of 19 loans or $258 million, with the largest loan being $20.4 million. Loans with principal balances of $5 million to $10 million consisted of 79 loans and aggregated to $530 million.

Nonaccrual (Impaired) Loans

Nonaccrual loans increased to $119.3 million (31 loans) at March 31, 2009, from $108.6 million (26 loans) at December 31, 2008. At March 31, 2009 and December 31, 2008, there was one loan amounting to $2.0 million classified as ninety days past due and still accruing interest. At March 31, 2009, there also were $30.6 million of accruing loans on which INB has granted certain concessions generally consisting of the temporary deferral of interest or principal payments to provide relief to the borrower. These loans are considered troubled debt restructurings (TDRs) and are also impaired.

Nonaccrual loans and TDRs are considered impaired under the criteria of SFAS 114 “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements 5 and 15”. At March 31, 2009 and December 31, 2008, nonaccrual loans had a specific valuation allowance in the aggregate amount of $10.2 million and $8.2 million, respectively, (included as part of the overall allowance for loan losses) in accordance with SFAS 114. Estimated loan-to-value ratios, net of specific valuation allowances, on nonaccrual (impaired) loans ranged from 51% to 100% at March 31, 2009. There was no specific valuation allowance maintained for TDRs at March 31, 2009. TDRs are considered in the determination of the overall adequacy of the allowance for loan losses.

In addition to nonaccrual loans and troubled debt restructuring discussed above, there were $13.8 million of real estate loans held by INB at March 31, 2009, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. Potential problem loans are normally classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that INB will not be able to collect all amounts due according to the contractual terms of the loan. Although these loans have been identified as potential problem loans, they may never become delinquent, non-performing or impaired. Potential problem loans are considered in the determination of the overall adequacy of the allowance for loan losses.

The Company’s ability to complete foreclosure or other proceedings to acquire and sell certain collateral properties continues to be delayed by bankruptcy proceedings. As a result of these delays and other factors, the timing of the resolution/disposition of nonperforming assets cannot be predicted with certainty. There can be no assurance that the Company will not incur significant additional loan loss provisions or expenses in connection with the ultimate collection of nonaccrual loans or in carrying and disposing of foreclosed real estate. Although the Company has never originated or acquired subprime loans nor invested in securities collateralized by subprime loans, the current world financial crisis has affected the Company indirectly through reductions in overall real estate values, reduced home sales and construction, increased unemployment and a weakening of national and local economic conditions, particularly in New York and Florida, the Company’s two primary markets. The Company does not own or originate construction/development loans.

Nonaccrual loans are detailed in the table that follows:

Property Type	City	State	Lender	Month Nonaccrual	Mar 31, 2009	Dec 31, 2008	Notes
Retail store	Avenel	New Jersey	INB	Mar 2007	$3,064	$3,064	(1)
Retail stores	Neptune	New Jersey	INB	Mar 2007	512	512	(1)
Retail stores	South Amboy	New Jersey	INB	Mar 2007	1,339	1,339	(1)
Retail store	Little Silver	New Jersey	INB	Mar 2007	739	739	(1)
Multifamily	Long Island	New York	INB	Jun 2007	11,316	11,316	(2)
Hotel	St. Augustine	Florida	INB	Jun 2007	9,053	9,053	(3)
Undeveloped land	Long Island City	New York	INB	Mar 2008	11,001	11,001	(7)
Undeveloped land	Hollywood	Florida	INB	Apr 2008	—	830	(4)
Mobile home park	Perryville	Maryland	INB	May 2008	4,024	4,024	(7)
Office building	Staten Island	New York	INB	May 2008	5,762	5,762	(5)
Motel	Lakewood	New Jersey	INB	Jun 2008	1,390	1,390	(7)
Retail Stores	Flushing	New York	INB	Aug 2008	13,060	13,060	(7)
Multifamily	Brooklyn	New York	INB	Aug 2008	786	786	(7)
Hotel	Orlando	Florida	INB	Aug 2008	5,939	5,939	(7)
Undeveloped land	Carabelle	Florida	INB	Aug 2008	1,569	1,569	(7)
Multifamily	Tampa	Florida	INB	Sep 2008	10	10	(7)
Multifamily	Tampa	Florida	INB	Oct 2008	7,475	7,475	(7)
Hotel	Clearwater	Florida	INB	Nov 2008	2,977	2,977	(7)
Hotel	Clearwater	Florida	INB	Nov 2008	6,954	6,954	(6)
Office building	Yonkers	New York	INB	Nov 2008	2,644	2,644	(7)
Retail Store	New York	New York	INB	Nov 2008	7,905	7,905	(7)
Land	Long Island City	New York	INB	Dec 2008	697	697	(7)
Multifamily	Springfield	Massachusetts	INB	Dec 2008	1,272	1,272	(7)
Retail Store	New York	New York	INB	Jan 2009	198	—	(7)
Office building	Waterbury	Connecticut	INB	Jan 2009	641	—	(7)
Warehouse	Brooklyn	New York	INB	Feb 2009	1,893	—	(7)
Warehouse	New York	New York	INB	Feb 2009	4,456	—	(7)
Office building	East Orange	New Jersey	INB	Mar 2009	2,869	—	(7)
Retail Store	Cedarhurst	New York	INB	Mar 2009	1,468	—	(7)

					111,013	100,318
Hotel	St. Augustine	Florida	IMC	Jul 2007	6,034	6,034	(3)
Hotel	Howell	New Jersey	IMC	Dec 2007	1,659	1,659	(7)
Office building	Staten Island	New York	IMC	May 2008	389	389	(5)
Office building	Yonkers	New York	IMC	Dec 2008	210	210	(7)

					8,292	8,292

					$119,305	$108,610

(1)	The completion of foreclosure proceedings, which involve multiple properties, have been delayed by reason of a bankruptcy filing.
(2)	A contract of sale and stipulation of settlement has been signed by the owner, a buyer and INB. The sales price has a minimum of $11.5 million to a maximum of $12 million depending on when the closing occurs. A receiver is controlling the property and the rents. Currently, the rents are not sufficient to cover the operating costs of the property and INB is funding the shortfall as necessary, including paying real estate taxes directly.
(3)	Both amounts represent one loan ($15.1 million) originated by INB and IMC owns a participation. The loan is secured by a waterfront hotel, restaurant and marina resort. In April 2009, INB and the debtor reached a multi-faceted settlement agreement whereby the loan’s principal balance will be reduced to $13 million, the debtor will pay outstanding real estate taxes, and the debtor will make a principal payment to INB of $0.1 million to reduce the loan further to $12.9 million. INB will finance a portion of the unpaid real estate taxes being paid by the debtor and the advance of these funds will be collateralized by the existing property and additional collateral from the debtor. The Company’s net recorded investment in this property, net of a specific valuation allowance, is approximately $13 million. Payments on the modified loan are scheduled to begin on October 1, 2009 and such loan will remain on nonaccrual status until a satisfactory payment history has been achieved under the restructured terms. The settlement agreement is subject to confirmation of the bankruptcy court.
(4)	Title to the collateral property was acquired in January 2009. A $10,000 loan charge off was recorded upon transfer to foreclosed real estate.
(5)	Borrower has requested and INB has agreed to the deferral of contractual loan payments through June 2009 to give the borrower time to lease vacant space at the property. The borrower will continue to make monthly escrow payments as required under INB’s first mortgage loan. IMC holds a second mortgage on this property.
(6)	A 148 unit suite hotel secures this loan. The hotel is operational but revenues are currently insufficient to service the loan. INB agreed to allow an existing borrower of INB, experienced in hotel management, to assume the loan under modified terms. The loan will be maintained on nonaccrual status and be accounted for on a cash basis until such time the normal payments resume.
(7)	Foreclosure proceedings are in progress.

Allowance For Loan Losses

The allowance for loan losses increased to $30.4 million at March 31, 2009, from $28.5 million at December 31, 2008. The allowance represented 1.78% of total loans (net of deferred fees) outstanding at March 31, 2009 compared to 1.67% at December 31, 2008. The increase in the allowance was due to provisions totaling $1.9 million attributable to the following: $1.8 million resulted from downgrades of internal risk ratings on nonaccrual loans as well as lower estimates of real estate values on certain collateral properties and $0.1 million resulted from net loan growth of $3 million. At March 31, 2009 and December 31, 2008, in accordance with SFAS 114, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $10.2 million and $8.2 million, respectively, for impaired nonaccrual loans.

The following table summarizes the activity in the allowance for loan losses by entity:

($ in thousands)	INB	IMC	IBC	Consolidated
Balance at December 31, 2008	$27,506	$988	$30	$28,524
Chargeoffs	(10)	—	—	(10)
Provision for loan losses charged to expense	1,645	212	—	1,857

Balance at March 31, 2009	$29,141	$1,200	$30	$30,371

The following table sets forth information concerning nonperforming assets by entity at March 31, 2009:

($ in thousands)	INB	IMC	IBC	Consolidated
Nonaccrual (impaired) loans	$111,013	$8,292	—	$119,305
Real estate acquired through foreclosure	7,415	2,327	—	9,742

Total nonperforming assets	$118,428	$10,619	—	$129,047

Nonperforming assets to total assets	5.23%	22.46%	—	5.57%
Nonaccrual loans to total gross loans	6.62%	21.56%	—	6.95%
Allowance for loan losses to total net loans	1.75%	3.13%	1.16%	1.78%
Allowance for loan losses to nonaccrual loans	26.25%	14.47%	—	25.46%

There can be no assurance that the Company will not incur additional significant loan loss provisions, loan chargeoffs or expenses in connection with the ultimate collection of its nonaccrual loans. The Company may also incur significant expenses in carrying and disposing of properties acquired through foreclosure. For the quarter ended March 31, 2009, full year 2008 and full year 2007, the Company has incurred a total of $1.1 million, $5.4 million and $0.7 million, respectively, in various expenses and costs associated with nonaccrual loans/foreclosed real estate. These amounts do not include interest income that has not been recorded and loan chargeoffs.

Real Estate Acquired Through Foreclosure

Real estate acquired through foreclosure is detailed as follows:

				Net carrying value (1)
($ in thousands)				At March 31,	At December 31,
Property Type	City	State	Owned By	2009	2008
Undeveloped land	North Fort Myers	Florida	INB	$2,785	$2,933
Multifamily	Hollywood	Florida	INB	3,821	3,821
Undeveloped land	Hollywood	Florida	INB	809	—
Office building	Brooklyn	New York	IMC	2,327	2,327

				$9,742	$9,081

(1)	Net carrying value is reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure. The total valuation allowance amounted to $0.7 million and $0.5 million at March 31, 2009 and December 31, 2008, respectively.

Real estate properties that the Company acquires through, or in lieu of, loan foreclosure are to be sold. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan’s carrying value at the date of transfer, or estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, management periodically performs market valuations and the property continues to be carried at the lower of cost or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in the caption “Real Estate Activities Expenses” in the consolidated statements of earnings.

All Other Assets

All other assets at March 31, 2009 as denoted in the table on page 23 amounted to $45 million, relatively unchanged from $46 million at December 31, 2008.

Deposits

Deposits increased to $1.94 billion at March 31, 2009, from $1.86 billion at December 31, 2008, reflecting an increase of $93 million in money market accounts, partially offset by a $20 million decrease in certificate of deposit accounts.

At March 31, 2009, certificate of deposit accounts totaled $1.50 billion, and checking, savings and money market accounts aggregated to $439 million. The same categories of deposit accounts totaled $1.52 billion and $345 million, respectively, at December 31, 2008. Certificate of deposit accounts represented 77% of total consolidated deposits at March 31, 2009, compared to 82% at December 31, 2008. At March 31, 2009 and December 31, 2008, certificate of deposit accounts included $173 million of brokered deposits.

Borrowed Funds and Related Interest Payable

Borrowed funds and related interest payable decreased to $122 million at March 31, 2009, from $150 million at December 31, 2008, due to the early repayment of $26 million of debentures by IMC. The repayments are detailed in note 7 to the condensed consolidated financial statements in this report.

All Other Liabilities

All other liabilities at March 31, 2009 as denoted in the table on page 23 amounted to $45 million, relatively unchanged from $46 million at December 31, 2008.

Stockholders’ Equity

The following table sets forth the change in stockholders’ equity:

		Outstanding
($ in thousands, except per share amounts)	Amount	Class A Shares	Class B Shares	Total Shares	Amount Per Share
Common stockholders’ equity at December 31, 2008	$188,894	7,690,812	580,000	8,270,812	$22.84
Net earnings available to common stockholders	490	—	—	—	0.06
Compensation from stock options	56	—	—	—	—

Common stockholders’ equity at March 31, 2009	$189,440	7,690,812	580,000	8,270,812	$22.90

Preferred stockholder’s equity at December 31, 2008 (1)	$23,080
Amortization of preferred stock discount	97

Preferred stockholder’s equity at March 31, 2009	$23,177

Total stockholders’ equity at March 31, 2009	$212,617

(1)	On December 23, 2008, IBC sold to the United States Department of the Treasury 25,000 shares of IBC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. The total investment was allocated between preferred and common equity as described in more detail in note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Comparison of Results of Operations for the Quarters Ended March 31, 2009 and 2008

Overview

Consolidated net earnings for the first quarter of 2009 (“Q1-09”) decreased by $1.8 million, or 78%, to $0.5 million, or $0.06 per diluted share, from $2.3 million, or $0.28 per diluted share, in the first quarter of 2008 (“Q1-08”). The decrease in consolidated net earnings was due to the following: a $2.4 million increase in noninterest expenses, a $0.8 million decrease in noninterest income, and a $0.4 million increase in preferred stock dividend requirements. The aggregate of these items was partially offset by a $1.0 million decrease in the provision for income tax expense, a $0.4 million increase in net interest and dividend income and a $0.4 million decrease in the provision for loan losses. Return on average assets and equity decreased to 0.16% and 1.89% in Q1-09, from 0.44% and 5.01% in Q1-08, respectively.

Selected information regarding results of operations by entity follows:

					Consolidated
($ in thousands)	INB	IMC	IBC	Elim (1)	Q1-2009	Q1-2008
Interest and dividend income	$29,930	$737	$65	$(53)	$30,679	$31,788
Interest expense	20,158	477	807	(53)	21,389	22,933

Net interest and dividend income (expense)	9,772	260	(742)	—	9,290	8,855
Provision for loan losses	1,645	212	—	—	1,857	2,263
Noninterest income	76	(3)	112	(112)	73	943
Noninterest expenses	4,686	1,214	151	(112)	5,939	3,518

Earnings (loss) before taxes	3,517	(1,169)	(781)	—	1,567	4,017
Provision (credit) for income taxes	1,568	(537)	(359)	—	672	1,736

Net earnings (loss) before preferred dividend requirements	1,949	(632)	(422)	—	895	2,281
Preferred dividend requirements (2)	—	—	(405)	—	(405)	—

Net earnings (loss) available to common stockholders	1,949	(632)	(827)	—	490	2,281

Intercompany dividends (3)	(1,077)	—	1,077	—	—	—

Net earnings after intercompany dividends	$872	$(632)	$250	$—	$490	$2,281

Net earnings after intercompany dividends for Q1-08	$1,847	$8	$426	$—	$2,281

(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management agreements.
(2)	Represents the total of accrued dividends (5%) on $25 million of cumulative Series A preferred stock held by U.S. Treasury and amortization of related preferred stock discount for the period January 1 through March 31, 2009.
(3)	Dividends paid to IBC from INB provided funds for the debt service on IBC’s outstanding subordinated debentures-capital securities, which is included in IBC’s interest expense, and for the cash dividend requirements on the Series A preferred stock.

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

As detailed on page 29, net interest and dividend income increased by $0.4 million to $9.3 million in Q1-09, from $8.9 million in Q1-08, primarily reflecting growth in the Company’s net interest earning assets of $26 million. Total average interest-earning assets increased by $180 million in Q1-09 from Q1-08, due to growth of $67 million in loans and $113 million in security and other short-term investments. This growth was funded by a $166 million increase in interest-bearing deposits and a $30 million increase in stockholders’ equity, partially offset by a $13 million decrease in borrowed funds.

The Company’s net interest margin (excluding prepayment income from loans) decreased slightly to 1.67% in Q1-09, from 1.71% in Q1-08. Lower deposit and borrowing costs were offset primarily by calls of higher yielding U.S. government agency security investments (coupled with the reinvestment of those proceeds into the same types of securities with lower market rates) as well as the repayment of higher yielding loans (coupled with the origination of new fixed-rate loans with lower yields). The Company’s yield on interest-earning assets decreased to 5.51% in Q1-09 from 6.16% in Q1-08, while the Company’s cost of funds decreased to 4.29% in Q1-09 from 4.94% in Q1-08. New securities purchased in Q1-09 totaled $276 million (with a weighted average term and yield of 4.6 years and 2.72%, respectively), compared to calls and maturities totaling $206 million (with a weighted average yield of 3.88% for the same period). The sharp decline in market interest rates over the last several quarters has resulted in a large number of securities being called.

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

	For the Quarter Ended
	March 31, 2009			March 31, 2008
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Loans (1)	$1,713,685	$26,284	6.22%	$1,646,655	$26,862	6.56%
Securities	525,702	4,387	3.38	401,143	4,703	4.72
Other interest-earning assets	17,212	8	0.19	29,207	223	3.07

Total interest-earning assets	2,256,599	$30,679	5.51%	2,077,005	$31,788	6.16%

Noninterest-earning assets	24,627			18,646

Total assets	$2,281,226			$2,095,651

Interest-bearing liabilities:
Interest checking deposits	$4,658	$20	1.74%	$5,591	$24	1.73%
Savings deposits	8,564	56	2.65	8,391	62	2.97
Money market deposits	376,312	2,505	2.70	253,008	2,547	4.05
Certificates of deposit	1,499,240	17,040	4.61	1,455,641	17,769	4.91

Total deposit accounts	1,888,774	19,621	4.21	1,722,631	20,402	4.76
FHLB advances	50,500	481	3.86	8,853	75	3.41
Debentures and related interest payable	24,077	477	8.03	78,712	1,567	8.01
Debentures—capital securities	56,702	807	5.77	56,702	886	6.28
Mortgage note payable	182	3	6.68	199	3	6.06

Total borrowed funds	131,461	1,768	5.45	144,466	2,531	7.05

Total interest-bearing liabilities	2,020,235	$21,389	4.29%	1,867,097	$22,933	4.94%

Noninterest-bearing deposits	3,029			4,353
Noninterest-bearing liabilities	45,803			42,211
Preferred stockholder’s equity	23,144			—
Common stockholders’ equity	189,015			181,990

Total liabilities and stockholders’ equity	$2,281,226			$2,095,651

Net interest and dividend income/spread		$9,290	1.22%		$8,855	1.22%

Net interest-earning assets/margin (3)	$236,364		1.67%	$209,908		1.71%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.12			1.11
Other Ratios:
Return on average assets (2)	0.16%			0.44%
Return on average common equity (2)	1.89%			5.01%
Noninterest expense to average assets (2)	1.04%			0.67%
Efficiency ratio (4)	63%			36%
Average stockholders’ equity to average assets	9.30%			8.68%

(1)	Includes average nonaccrual loans of $114.4 million in the 2009 period and $95.8 million in the 2008 period. Interest not accrued on such loans and excluded from the table above totaled $2.3 million in the 2009 period and $2.2 million in the 2008 period.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 1.68% and 1.74% for the 2009 period and 2008 period, respectively.
(4)	Defined as noninterest expenses (excluding the provision for loan losses) as a percentage of net interest and dividend income plus noninterest income.

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

	For the Quarter Ended March 31, 2009 vs. 2008
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(1,400)	$1,099	$(277)	$(578)
Securities	(1,344)	1,470	(442)	(316)
Other interest-earning assets	(210)	(92)	87	(215)

Total interest-earning assets	(2,954)	2,477	(632)	(1,109)

Interest-bearing liabilities:
Interest checking deposits	—	(4)	—	(4)
Savings deposits	(7)	1	—	(6)
Money market deposits	(854)	1,248	(436)	(42)
Certificates of deposit	(1,092)	535	(172)	(729)

Total deposit accounts	(1,953)	1,780	(608)	(781)

FHLB advances	10	355	41	406
Debentures and accrued interest payable	4	(1,094)	—	(1,090)
Debentures—capital securities	(72)	—	(7)	(79)
Mortgage note payable	—	—	—	—

Total borrowed funds	(58)	(739)	34	(763)

Total interest-bearing liabilities	(2,011)	1,041	(574)	(1,544)

Net change in interest and dividend income	$(943)	$1,436	$(58)	$435

Provision for Loan Losses

The provision for loan losses decreased by $0.4 million to $1.9 million in Q1-09, from $2.3 million in Q1-08. The decrease was due to $0.6 million of less provision attributable to a decrease in net loan growth from the prior year period, partially offset by $0.2 million of additional provision associated with credit downgrades and lower estimated real estate values on certain collateral properties. Gross loans outstanding increased by $2.8 million in Q1-09, compared to an increase of $62.6 million in Q1-08.

Noninterest Income

Noninterest income decreased by $0.8 million to $0.1 million in Q1-09, from $0.9 million in Q1-08. The decrease was due to a $0.3 million impairment charge on a trust preferred security investment (as discussed in note 3 to the condensed consolidated financial statements in this report) as well as $0.4 million of income from calls of investment securities in Q1-08 that did not recur in Q1-09.

Noninterest Expenses

Noninterest expenses increased by $2.4 million to $5.9 million in Q1-09, from $3.5 million in Q1-08. The increase was primarily due to a $1.0 million loss from the early extinguishment of $26 million of higher cost (6.75%) debentures, a $0.7 million increase in expenses associated with nonperforming assets and a $0.4 million increase in FDIC insurance premiums due to higher rates imposed on all FDIC insured depository institutions (See note 16 to the condensed consolidated financial statements in this report for more information). The aforementioned loss represents unamortized debenture issuance costs that were expensed upon early repayment. Expenses associated with nonperforming assets are comprised of real estate taxes, insurance, utilities and other charges required to protect the Company’s interest in real estate acquired through foreclosure and/or various properties collateralizing the Company’s nonaccrual loans (all of which are categorized as “real estate activities expense” in the condensed consolidated statements of earnings), as well as certain professional fees (legal costs) incurred in the Company’s collection efforts with such assets (which are included as part of the line item “professional fees and services expense”). Primarily as a result of the negative effects of nonperforming assets, the Company’s efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, increased to 63% in Q1-09 from 36% in Q1-08. The Company had 73 employees at March 31, 2009, compared to 71 employees at March 31, 2008.

Provision for Income Taxes

The provision for income taxes decreased by $1.0 million to $0.7 million in Q1-09, from $1.7 million in Q1-08 due to a decrease in pre-tax income. The Company’s effective income tax rate (inclusive of state and local taxes) amounted to 42.9% in Q1-09 and 43.2% in Q1-08.

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

INB relies heavily on certificates of deposit (time deposits) as its main source of funds. Consolidated deposits amounted to $1.94 billion at March 31, 2009 and time deposits represented 77% or $1.50 billion of those deposits, down from 82% at December 31, 2008, which reflects an increase in money market deposit accounts. Time deposits of $100,000 or more at March 31, 2009 totaled $661 million, compared to $663 million at December 31, 2008, and included $173 million of brokered deposits at each date. Brokered deposits had a weighted average remaining term and stated interest rate of 3.7 years and 5.07%, respectively, at March 31, 2009 and $21.5 million of those deposits mature by March 31, 2010. INB’s brokered deposits are sold by investment firms, which are paid a fee by INB for placing the deposit. INB must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Time deposits are the only deposit accounts offered by INB that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. At March 31, 2009, $604 million, or 40%, of INB’s total time deposits mature by March 31, 2010. INB expects to retain or replace a significant portion of such deposits based on its competitive pricing and historical experience.

INB also borrows funds on an overnight or short-term basis to manage its liquidity needs. At March 31, 2009, INB had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. As a member of the FHLB of New York and FRB of New York, INB can also borrow from these institutions on a secured basis. At March 31, 2009 and December 31, 2008, INB had $51 million of FHLB advances outstanding, which mature at various times beginning in 2010 through September 2013. At March 31, 2009, INB had available collateral consisting of investment securities to support additional total secured borrowings of $495 million if needed. INB expects to have the flexibility to either repay or rollover its outstanding borrowings as they mature. The disruption in the credit markets that began in 2008 has not affected INB’s access to ordinary course borrowings.

INB invests in U.S. government agency debt obligations to emphasize safety and liquidity. All of INB’s security investments are classified as held to maturity, and nearly all of the securities have fixed rates of interest or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty. At March 31, 2009, the securities held to maturity portfolio had a weighted-average remaining maturity of 4.4 years, and $14 million, or 3%, of the portfolio matures by March 31, 2010. INB expects to reinvest the proceeds from these maturities as well as any calls into new securities. INB’s loan-to-deposit ratio was 83% at March 31, 2009 compared to 85% at December 31, 2008. INB’s goal is to target its loan-to-deposit ratio at approximately 85%.

INB had cash and short-term investments of $25 million at March 31, 2009 and $289 million of its loan portfolio (excluding nonaccrual loans) matures by March 31, 2010. INB expects to extend or refinance a portion of these maturing loans. At March 31, 2009, INB had commitments to lend of $96 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described above.

Beginning in April 2009, INB has agreed with its primary regulator, the OCC, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio)—9%; Tier 1 capital to risk-weighted assets—10%; and total capital to risk-weighted assets—12%. INB’s actual capital ratios at March 31, 2009 exceeded these specified percentages. At March 31, 2009, INB had excess regulatory capital to support an additional $265 million of asset growth and still be in compliance with this new threshold. See the section entitled “Regulatory Capital” and notes 12 and 16 to the condensed consolidated financial statements in this report for a further discussion of regulatory capital.

Intervest Mortgage Corporation. Since early 2008, IMC has been applying the proceeds received from its maturing loans to the repayment of its outstanding debentures. IMC has sources of funds from its maturing loans sufficient to satisfy its maturing liabilities. In the first quarter of 2009, IMC sold $12 million of its loans to INB at cost to raise additional funds for the early repayment of debentures. In the first quarter of 2009, IMC repaid $26 million of its outstanding debentures. At March 31, 2009, IMC had cash and short-term investments of $5 million and $14.6 million of debentures and related accrued interest payable outstanding. IMC has scheduled another $4 million of debentures to be repaid on June 1, 2009 prior to their contractual maturity. At March 31, 2009, $11.6 million of IMC’s accruing mortgage loans are scheduled to mature by March 31, 2010. Management is currently exploring a combination of IMC into INB, whereby INB would acquire all of the remaining net assets of IMC, including its outstanding loan portfolio of $38 million as of March 31, 2009. Any such transaction would be subject to regulatory approval and would result in a $31 million net increase to INB’s capital.

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

As more fully described in note 10 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008, on December 23, 2008, IBC sold to the U.S. Treasury 25,000 shares of its 5% Fixed Rate Cumulative Perpetual Preferred Stock, Series A, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. The $25 million of proceeds was invested by IBC into INB as a capital contribution. IBC, through its wholly owned business trusts, also has $56.7 million of trust preferred securities outstanding at March 31, 2009 and $55.0 million (representing outstanding debentures net of IBC’s common stock investments in the trusts) qualified for and was included in regulatory Tier 1 capital. The proceeds from these securities have also been invested in INB at various times through capital contributions. The securities have fixed rates of interest for the initial five-year period and thereafter variable rates and contractually mature at various times through 2036.

INB provides funds to IBC for the cash dividend requirements on the preferred stock and for the debt service on trust preferred securities in the form of cash dividends paid to IBC, which totaled $4.2 million annually as of March 31, 2009. If INB is unable to pay cash dividends to IBC, IBC may not be able to service its debt, pay its other obligations, or pay cash dividends on its outstanding common or preferred stock. At March 31, 2009, IBC had $3.0 million in cash and short-term investments.

Other. Additional information concerning securities held to maturity, FHLB advances, outstanding time deposits and debentures, including interest rates and maturity dates, can be found in notes 3, 6, 7 and 8 of the notes to the condensed consolidated financial statements included in this report. Additional information regarding trust preferred securities can be found in note 9 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. IBC, INB and IMC each consider their current liquidity and sources of funds sufficient to satisfy their outstanding lending commitments and maturing liabilities. Management is not aware of any trends, known demand, commitments or uncertainties other than those discussed above or elsewhere in this report that are expected to have a material impact on future operating results, liquidity or capital resources of each entity. However, there can be no assurances that adverse conditions may not arise in credit markets that would adversely impact the Company’s liquidity and ability to raise funds (either through attracting deposits, from borrowings or sales of assets) to meet its operations and satisfy its outstanding lending commitments and maturing liabilities.

Regulatory Capital

INB is subject to various regulatory capital requirements. As discussed on page 20 of the Company’s annual report on Form 10-K for the year ended December 31, 2008, the Federal Deposit Insurance Corporation (FDIC) and other bank regulatory agencies use five capital categories ranging from well capitalized to critically undercapitalized to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premiums. These categories involve quantitative measures of a bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and discretionary actions by the regulators that, if undertaken, could have a direct material effect on INB’s and the Company’s financial statements.

Regulations require banks to maintain regulatory defined minimum Tier 1 leverage and Tier 1 and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At March 31, 2009, INB maintained its capital at levels to be classified as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. Beginning in April 2009, INB has agreed with its primary regulator, the OCC, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio)—9%; Tier 1 capital to risk-weighted assets—10%; and total capital to risk-weighted assets—12%. INB met its capital adequacy requirements as of March 31, 2009 and December 31, 2008. As of the date of filing of this report on Form 10-Q, management is not aware of any conditions or events that would have changed INB’s or IBC’s compliance with each of its regulatory capital requirements.

Information regarding INB’s regulatory capital and related ratios is summarized as follows:

	At March 31,	At December 31,
($ in thousands)	2009	2008
Tier 1 Capital	$229,351	$228,435
Tier 2 Capital	23,050	22,674

Total risk-based capital	$252,401	$251,109

Net risk-weighted assets	$1,837,896	$1,809,079
Average assets for regulatory purposes	$2,223,319	$2,116,762

Tier 1 capital to average assets	10.32%	10.79%
Tier 1 capital to risk-weighted assets	12.48%	12.63%
Total capital to risk-weighted assets	13.73%	13.88%

IBC on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At March 31, 2009 and December 31, 2008, IBC met its capital adequacy requirements.

Information regarding consolidated regulatory capital and related ratios is summarized below:

	At March 31,	At December 31,
($ in thousands)	2009	2008
Tier 1 Capital (1)	$267,617	$266,974
Tier 2 Capital	23,649	23,455

Total risk-based capital	$291,266	$290,429

Net risk-weighted assets	$1,885,194	$1,871,343
Average assets for regulatory purposes	$2,281,227	$2,186,753

Tier 1 capital to average assets	11.73%	12.21%
Tier 1 capital to risk-weighted assets	14.20%	14.27%
Total capital to risk-weighted assets	15.45%	15.52%

(1)	Tier 1 capital includes $55 million of qualifying trust preferred securities, which represent outstanding debentures issued to Intervest Statutory Trust II, III, IV and V by IBC, net of the IBC’s investments in those trusts. The inclusion of these securities in Tier 1 capital is currently limited to 25% of core capital elements, as defined in the FDIC regulations. Tier 1 capital also includes $25 million of cumulative perpetual preferred stock sold to the U.S. Treasury for which there is no limit.

In March 2009, the Federal Reserve Board announced the adoption of a final rule that delays until March 31, 2011, the effective date of new limits on the inclusion of trust preferred securities and other restricted core capital elements in Tier 1 capital of all bank holding companies (BHCs). This action was taken in light of continued stress in financial markets and the efforts of BHCs to increase their overall capital levels.

These new limits were scheduled to take effect on March 31, 2009, pursuant to a final rule adopted by the Board on March 10, 2005 (70 Federal Register 11827). The delay will further the Board’s efforts, as well as the efforts of the other Federal banking agencies and the U.S. Department of the Treasury, to respond to the current financial markets. Until the new effective date in 2011, all BHCs may include cumulative perpetual preferred stock and trust preferred securities in tier 1 capital up to 25 percent of total core capital elements (excluding senior preferred stock issued to the U.S. Treasury, all of which qualifies as Tier 1 capital without restriction). See page 54 of the Company’s annual report on Form 10-K for the year ended December 31, 2008 for a more detailed discussion of the new requirements.

Asset and Liability Management

The Company’s interest rate risk arises from differences in the repricing of its assets and its liabilities within a given time period. The primary objective of the Company’s asset/liability management strategy is to limit, within established guidelines, the adverse effect of changes in interest rates on its net interest income and capital. The Company has never engaged in trading or hedging activities, nor invested in interest rate derivatives or entered into interest rate swaps. The Company uses “gap analysis,” which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. For a discussion of gap analysis, including the factors that affect its computation and results, see pages 55 to 57 of the Company’s annual report on Form 10-K for the year ended December 31, 2008.

At March 31, 2009, the Company’s interest-bearing liabilities that are scheduled to mature or reprice within one-year exceeded its interest-earning assets that are scheduled to mature or reprice within one-year. This one-year interest rate sensitivity gap amounted to a negative $577 million, or (24.9)% of total assets, at March 31, 2009, compared to a negative gap of $425 million, or (18.7)% of total assets at December 31, 2008. As a result of the negative one-year gap, the Company continues to be “liability-sensitive,” indicating that its interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than its interest earning assets.

The change in the gap from December 31, 2008 was primarily due to the continued runoff of accruing loans with a repricing or remaining maturity of less than one year being replaced with new fixed rate loans with maturities averaging 5.7 years and purchases of security investments with maturities averaging 4.6 years. The new loans and securities have been funded through an increase in money market accounts. INB’s deposit flows and deposit rates offered are monitored and adjusted weekly as needed. Beginning in the fourth quarter of 2008, INB began concentrating on attracting longer-term deposits by being very competitive with the rates offered on these products and less so on the rates offered for shorter-term deposits. Notwithstanding this strategy, INB has experienced a significant inflow of money market deposit accounts. There can be no assurance that the behavior of depositors will match the expectations of management. INB’s objective is to maintain its deposit rates at levels that will promote a stable deposit base and at the same adjust to its cash flow needs.

INB, whose assets represent 98% of consolidated assets, performs internal analyses by preparing interest rate shock scenarios (representing the effects of specific interest rate changes on its net interest income and capital) to its basic one-year gap model as a quantitative tool to measure the amount of INB’s interest rate risk associated with changing market interest rates. Based on the March 31, 2009 negative one-year gap, if market rates were assumed to immediately increase by either 100, 200 or 300 basis points, INB’s annualized net interest income would be reduced in each scenario from current levels by an estimated 11%, 23% and 34%, respectively. It should be noted that for purposes of computing the one-year interest rate sensitivity gap, all of INB’s deposits with no stated maturities are treated as readily accessible accounts (as noted in footnote 3 to the GAP table follows), which contributes significantly to the liability sensitive position reported per the one-year gap. However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by INB did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year interest rate sensitivity gap would have computed to be a negative 11% at March 31, 2009, compared to a negative 7% at December 31, 2008, which would have resulted in a significantly lower level of perceived interest rate sensitivity when using gap analysis for such measure. INB is exploring the use of interest rate swaps or caps as another tool to manage its interest rate risk.

The table that follows summarizes interest-earning assets and interest-bearing liabilities as of March 31, 2009, that are scheduled to mature or reprice within the periods shown.

	0-3	4-12	Over 1-4	Over 4	Total
($ in thousands)	Months	Months	Years	Years
Loans (1)	$180,022	$265,586	$760,766	$391,677	$1,598,051
Securities held to maturity (2)	12,711	42,228	325,431	164,332	544,702
Short-term investments	12,826	—	—	—	12,826
FRB and FHLB stock	5,259	—	—	4,398	9,657

Total rate-sensitive assets	$210,818	$307,814	$1,086,197	$560,407	$2,165,236

Deposit accounts (3) :
Interest checking deposits	$4,775	$—	$—	$—	$4,775
Savings deposits	9,047	—	—	—	9,047
Money market deposits	421,540	—	—	—	421,540
Certificates of deposit	117,648	486,456	640,094	255,237	1,499,435

Total deposits	553,010	486,456	640,094	255,237	1,934,797

FHLB advances	—	5,000	41,500	4,000	50,500
Debentures and mortgage note payable (1)	34,928	15,464	10,310	10,180	70,882
Accrued interest on all borrowed funds (1)	530	—	—	282	812

Total borrowed funds	35,458	20,464	51,810	14,462	122,194

Total rate-sensitive liabilities	$588,468	$506,920	$691,904	$269,699	$2,056,991

GAP (repricing differences)	$(377,650)	$(199,106)	$394,293	$290,708	$108,245

Cumulative GAP	$(377,650)	$(576,756)	$(182,463)	$108,245	$108,245

Cumulative GAP to total assets	(16.3)%	(24.9)%	(7.9)%	4.7%	4.7%

Significant assumptions used in preparing the gap table above follow:

(1)	Floating-rate loans and debentures payable are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans, debentures payable and FHLB advances are scheduled, including repayments, according to their contractual maturities. Certain debentures that have been identified to be repaid prior to their contractual maturity are scheduled according to the repayment date. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $119.3 million and foreclosed real estate of $9.7 million are also excluded from the table although some portion is expected to return to an interest-earning status in the near term.
(2)	Securities are scheduled according to the earlier of their contractual maturity or the date in which the interest rate is scheduled to increase. The effects of possible prepayments that may result from the issuer’s right to call a security before its contractual maturity date are not considered in the analysis.
(3)	Interest checking, savings and money market deposits are regarded as readily accessible withdrawable accounts and certificates of deposit are scheduled according to their contractual maturity dates.

Recent Regulatory Developments

As discussed in more detail in note 16 to the condensed consolidated financial statements in this report, INB and its primary regulator, the OCC, have entered into a Memorandum of Understanding. INB has also agreed to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations. Changes have also been made by the FDIC to insurance premium rates that have and will continue to negatively affect the Bank’s FDIC insurance expense and that of the banking industry as a whole.

Recent Accounting Pronouncements

See note 14 to the condensed consolidated financial statements included in this report for a discussion of this topic.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending, deposit-taking and borrowing activities. The Company has not engaged in and accordingly has no present risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2008, which reflect changes in market prices and rates, can be found in note 21 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Management believes that there have been no significant changes in the Company’s market risk exposure since December 31, 2008.

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital. To this regard, INB, whose assets represent 98% of total consolidated assets, performs internal analyses by preparing interest rate shock scenarios (representing the effects of specific interest rate changes on its net interest income and capital) to its basic one-year gap model as a quantitative tool to measure the amount of interest rate risk associated with changing market interest rates. INB also engages an outside consultant to prepare quarterly reports using an earnings simulation model to quantify the effects of various interest rate scenarios on its projected net interest income and net income over projected periods. These computations rely on various assumptions regarding balance sheet growth and composition, and the pricing and repricing and maturity characteristics of the balance sheet. For a further discussion of GAP analysis, see the section entitled “Asset and Liability Management” of this report.

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

References in this section to “we,” “us,” and “our” refer to IBC and its consolidated subsidiaries, unless otherwise specified. References to the “INB” refers to our subsidiary, Intervest National Bank. This item requires disclosure of any new or material changes to our risk factors disclosed in our Form 10-K for the year ended December 31, 2008, where such factors are discussed on pages 24 through 29. The following also needs to be considered.

Our operations and activities are now subject to heightened regulatory oversight which will increase our operating expenses and may negatively impact our ability to grow our business.

On April 7, 2009, Intervest National Bank (INB) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), which requires INB to (1) appoint a Compliance Committee to monitor and coordinate INB’s adherence to the MOU and to submit progress reports to the OCC; (2) develop and implement a Strategic Plan in accordance with guidelines set forth in the MOU; (3) review and revise INB’s Contingency Funding Plan to address matters outlined in the MOU; (4) develop and implement a written program to improve credit risk management processes that are consistent across INB’s two primary markets; (5) develop and implement a three-year capital program in accordance with guidelines set out in the MOU; and (6) review and revise INB’s interest rate risk policy and procedures to address matters set forth in the MOU. Management has commenced the steps necessary to satisfy the conditions of the MOU and is committed to addressing and resolving any and all issues presented therein. INB has also agreed with the OCC to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio)—9%; Tier 1 capital to risk-weighted assets—10%; and total capital to risk-weighted assets—12%. At March 31, 2009, INB’s actual capital ratios were in excess of these levels at 10.32%, 12.48% and 13.73%, respectively. Based on this new threshold established by the OCC, INB’s available asset growth as of March 31, 2009 would be $265 million. As a result of the above, our operations, lending activities and capital levels are now subject to heightened regulatory oversight, over and above the extensive regulation which normally applies to us under existing regulations, which will increase our expenses and may negatively impact our ability to grow our business. In addition, failure by INB to comply with these heightened requirements could lead to additional regulatory actions, more expenses and other restrictions.

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: April 29, 2009	By:	/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Executive Vice President
(Principal Executive Officer)

Date: April 29, 2009	By:	/s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)