Form 10-Q
period 2009-06-30
INTERVEST BANCSHARES CORP
filed 2009-07-31
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

YES XX  NO     .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any`, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*    YES         NO     . * The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large Accelerated Filer            Accelerated Filer            Non-accelerated Filer XX    Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES      NO XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:

Class A Common Stock, $1.00 par value per share	7,690,812 outstanding as of July 30, 2009

Class B Common Stock, $1.00 par value per share	580,000 outstanding as of July 30, 2009

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

FORM 10-Q

June 30, 2009

Private Securities Litigation Reform Act Safe Harbor Statement

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations concerning future events affecting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company’s risk factors are disclosed in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2008, where such factors are discussed on pages 24 through 29, and in Item 1A of Part II of this report on Form 10-Q.

PART 1. FINANCIAL INFORMATION - ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At June 30, 2009	At December 31, 2008

ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$16,195	$13,170
Federal funds sold, commercial paper and other short-term investments	7,246	41,733

Total cash and cash equivalents	23,441	54,903

Securities held to maturity, net (estimated fair value of $563,368 and $475,100, respectively)	566,722	475,581
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	9,929	8,901
Loans receivable (net of allowance for loan losses of $32,054 and $28,524, respectively)	1,714,033	1,677,187
Accrued interest receivable	11,778	11,965
Loan fees receivable	8,594	8,590
Premises and equipment, net	5,161	5,415
Foreclosed real estate (net of valuation allowance of $806 and $518, respectively)	18,214	9,081
Deferred income tax asset	15,644	13,503
Deferred debenture offering costs, net	1,459	2,750
Other assets	5,069	3,957

Total assets	$2,380,044	$2,271,833

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$2,954	$3,275
Interest-bearing deposit accounts:
Checking (NOW) accounts	5,919	4,512
Savings accounts	9,221	8,262
Money market accounts	426,931	328,660
Certificate of deposit accounts	1,550,140	1,519,426

Total deposit accounts	1,995,165	1,864,135

Borrowed Funds:
Federal Home Loan Bank advances	50,500	50,500
Subordinated debentures	10,000	40,000
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	657	2,180
Mortgage note payable	176	184

Total borrowed funds	118,035	149,566

Accrued interest payable on deposits	6,504	6,868
Mortgage escrow funds payable	29,014	24,028
Other liabilities	18,189	15,262

Total liabilities	2,166,907	2,059,859

STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 issued and outstanding)	25	25
Additional paid-in-capital, preferred	24,975	24,975
Preferred stock discount	(1,727)	(1,920)
Class A common stock ($1.00 par value; 12,000,000 shares authorized; 8,095,151 shares issued; and 7,690,812 outstanding)	8,095	8,095
Class B common stock ($1.00 par value; 700,000 shares authorized; and 580,000 shares issued and outstanding, respectively)	580	580
Additional paid-in-capital, common	81,268	81,157
Retained earnings	109,921	109,062
Treasury common stock (404,339 shares, at cost)	(10,000)	(10,000)

Total stockholders’ equity	213,137	211,974

Total liabilities and stockholders’ equity	$2,380,044	$2,271,833

  See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended June 30,		Six-Months Ended June 30,

($ in thousands, except per share data)	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME
Loans receivable	$26,412	$27,002	$52,696	$53,864
Securities	4,386	4,629	8,773	9,332
Other interest-earning assets	6	145	14	368
Total interest and dividend income	30,804	31,776	61,483	63,564

INTEREST EXPENSE
Deposits	19,136	20,361	38,757	40,763
Subordinated debentures	261	1,380	738	2,947
Subordinated debentures - capital securities	721	886	1,528	1,772
Other borrowed funds	489	85	973	163
Total interest expense	20,607	22,712	41,996	45,645
Net interest and dividend income	10,197	9,064	19,487	17,919
Provision for loan losses	2,686	2,753	4,543	5,016
Net interest and dividend income after provision for loan losses	7,511	6,311	14,944	12,903
NONINTEREST INCOME
Income from the early repayment of mortgage loans	43	557	120	691
Income from mortgage lending activities	264	463	559	734
Customer service fees	114	112	220	226
(Loss) gain from early call of investment securities	(21)	7	(106)	431
Impairment writedown – investment securities	(343)	-	(663)	-
Total noninterest income	57	1,139	130	2,082
NONINTEREST EXPENSES
Salaries and employee benefits	1,536	1,390	3,105	2,876
Occupancy and equipment, net	453	428	987	869
FDIC and general insurance	2,260	415	3,082	863
Professional fees and services	403	507	798	839
Data processing	275	253	551	501
Director and committee fees	98	88	193	168
Stationery, printing and supplies	62	57	109	105
Advertising and promotion	72	61	115	114
Postage and delivery	27	27	56	58
Real estate activities expense	1,090	714	2,009	927
Loss on the early extinguishment of debentures	126	118	1,160	118
All other	152	139	328	277
Total noninterest expenses	6,554	4,197	12,493	7,715
Earnings before income taxes	1,014	3,253	2,581	7,270
Provision for income taxes	236	1,392	908	3,128

Net earnings	778	1,861	1,673	4,142
Preferred dividend requirements and amortization of preferred stock discount	(409)	-	(814)	-
Net earnings available to common stockholders	$369	$1,861	$859	$4,142

Basic earnings per common share	$0.04	$0.22	$0.10	$0.50
Diluted earnings per common share	$0.04	$0.22	$0.10	$0.50
Cash dividends per common share	$-	$0.25	$-	$0.25

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six-Months Ended June 30,
	2009		2008
($ thousands)	Shares	Amount	Shares	Amount

PREFERRED STOCK
Balance at beginning and end of period	25,000	$25	-	$-

ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning and end of period		24,975		-

PREFERRED STOCK DISCOUNT
Balance at beginning of period		(1,920)		-
Amortization of preferred stock discount		193		-
Balance at end of period		(1,727)		-

CLASS A COMMON STOCK
Balance at beginning and end of period	8,095,151	8,095	8,095,151	8,095

CLASS B COMMON STOCK
Balance at beginning of period	580,000	580	385,000	385
Issuance of shares upon the exercise of warrants	-	-	195,000	195
Balance at end of period	580,000	580	580,000	580

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		81,157		77,176
Issuance of shares upon the exercise of Class B warrants, inclusive of income tax benefits		-		1,608
Compensation expense related to common stock options		111		111
Balance at end of period		81,268		78,895

RETAINED EARNINGS
Balance at beginning of period		109,062		103,905
Net earnings		1,673		4,142
Cash dividends on common stock		-		(2,068)
Preferred stock dividend requirements and amortization of preferred stock discount		(814)		-
Balance at end of period		109,921		105,979

TREASURY COMMON STOCK
Balance at beginning and end of period	(404,339)	(10,000)	(404,339)	(10,000)

Total stockholders’ equity at end of period	8,295,812	$213,137	8,270,812	$183,549

Preferred stockholder’s equity	25,000	$23,273	-	$-
Common stockholders’ equity	8,270,812	189,864	8,270,812	183,549
Total stockholders’ equity at end of period	8,295,812	$213,137	8,270,812	$183,549

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Months Ended June 30,

($ in thousands)	2009	2008

OPERATING ACTIVITIES
Net earnings	$1,673	$4,142
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	264	279
Provision for loan losses	4,543	5,016
Deferred income tax benefit	(2,141)	(2,042)
Amortization of deferred debenture offering costs	118	447
Compensation expense related to common stock options	111	111
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(1,567)	(3,152)
Impairment writedown – investment securities	663	-
Net loss on early extinguishments of debentures	1,160	118
Net write downs of foreclosed real estate	288	-
Net decrease in accrued interest payable on borrowed funds	(1,517)	(122)
Net increase (decrease) in official checks outstanding	1,342	(4,212)
Net (increase) decrease in loan fees receivable	(4)	35
Net change in all other assets and liabilities	2,273	1,548

Net cash provided by operating activities	7,206	2,168

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	369,198	260,073
Purchases of securities held to maturity	(461,454)	(346,426)
Net increase in loans receivable	(50,889)	(115,723)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock, net	(1,028)	(2,077)
Purchases of premises and equipment, net	(10)	(23)

Net cash used by investing activities	(144,183)	(204,176)

FINANCING ACTIVITIES
Net increase in deposits	131,030	150,509
Net increase in mortgage escrow funds payable	4,986	3,662
Net increase in Federal Home Loan Bank advances	-	40,000
Principal repayments of debentures and mortgage note payable	(30,008)	(8,258)
Cash dividends paid to preferred stockholder	(493)	-
Cash dividends paid to common stockholders	-	(2,068)
Cash received from issuance of common stock upon exercise of stock warrants	-	1,467
Excess tax benefit from exercise of stock warrants recorded to paid in capital	-	336

Net cash provided by financing activities	105,515	185,648

Net decrease in cash and cash equivalents	(31,462)	(16,360)
Cash and cash equivalents at beginning of period	54,903	33,086

Cash and cash equivalents at end of period	$23,441	$16,726

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$43,765	$45,442
Income taxes	2,713	4,425
Noncash activities:
Loans transferred to foreclosed real estate	9,421	7,272
Preferred dividend requirements and amortization of preferred stock discount	814	-

  See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Principles of Consolidation, Basis of Presentation and Use of Estimates

The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiaries (the “Company”) in this report on Form 10-Q have not been audited except for information derived from the Company’s 2008 audited consolidated financial statements and notes thereto and should be read in conjunction with the Company’s 2008 Form 10-K. Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (GAAP) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry and are consistent with those described in note 1 to the consolidated financial statements included in the Company’s 2008 Form 10-K, as updated by the information contained in this Form 10-Q. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation allowance for real estate losses and the other than temporary impairment of security investments. In the opinion of management, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period. Management has evaluated all significant events and transactions that occurred after June 30, 2009 through the date of filing of this report on Form 10-Q for potential recognition or disclosure in these condensed consolidated financial statements.

Note 2 - Description of Business

Intervest Bancshares Corporation is a holding company under the Bank Holding Company Act and was incorporated in 1993 under the laws of the State of Delaware and is referred to by itself in this report as “IBC.” IBC’s wholly owned consolidated subsidiaries are Intervest National Bank (referred to as “INB”) and Intervest Mortgage Corporation (referred to as “IMC”). All three entities are referred to collectively in this report as the “Company” on a consolidated basis. The Company’s business is banking and real estate lending. IBC’s Class A common stock is listed on the NASDAQ Global Select Market under the Trading Symbol “IBCA.” There is no public trading market for IBC’s Class B common stock. The offices of IBC, IMC and INB’s headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002 and the main telephone number is 212-218-2800.

IBC’s principal business is the ownership and operation of its subsidiaries and, from time to time, it also engages in a limited amount of real estate mortgage lending, including the purchase of participations in loans originated by INB. IBC also issues debt and equity securities to raise funds for working capital purposes as needed. IBC also has four wholly owned subsidiaries, Intervest Statutory Trust II, III, IV and V, that are unconsolidated entities as required by Financial Accounting Standards Board (FASB) Interpretation 46-R, “Consolidation of Variable Interest Entities.” These entities are statutory business trusts that were formed for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to IBC. They do not conduct any trade or business. As discussed in note 10 to the consolidated financial statements in the Company’s 2008 10-K, on December 23, 2008, pursuant to the U.S. Treasury’s Capital Purchase Program, IBC sold to the U.S. Treasury 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. The preferred stock carries a 5% annual cumulative preferred dividend rate, payable quarterly, which increases to 9% after five years. Both IBC and INB maintained capital ratios in excess of well-capitalized levels prior to and after this investment.

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

IMC’s business has focused on the origination of first and junior mortgage loans secured by commercial and multifamily real estate, and it has also provided loan origination services to INB, its affiliate, through an intercompany service agreement. IMC has funded its loan originations through the issuance of subordinated debentures in public offerings. Since early 2007, competitive market conditions and lower pricing for new loans have decreased IMC’s loan originations significantly from its historical levels, and only one loan was originated in 2008 and none so far in 2009. As a result, IMC has been applying the proceeds from loan repayments to redeem its outstanding debentures, in many cases prior to contractual maturity. IMC will have repaid all of its remaining outstanding debentures by August 1, 2009. At June 30, 2009, IMC had total assets of $43 million, cash and short-term investments of $11 million, loans, net of deferred fees, of $29 million, debentures and related interest payable of $10 million, and stockholder’s equity of $31 million. IMC has traditionally provided loan origination services to INB and has received fee income in connection with those services, which is eliminated in the consolidated financial statements. In light of the significant reduction in IMC’s business activities, effective January 1, 2009, the employees of IMC were transferred to and became employees of INB. They continue to perform loan origination services for INB consistent with past practice. Certain personnel of INB will administer the ongoing operations of IMC, including any origination services that it may require, and IMC will reimburse INB for the cost of such services on a monthly basis. Management intends to combine IMC into INB, whereby INB would acquire all of the remaining net assets of IMC, including its outstanding loan portfolio, by the end of 2009. Any such transaction would be subject to regulatory approval and would result in a $31 million net increase to INB’s capital. Upon the redemption of IMC’s remaining issued and outstanding debentures as noted above, effective August 1, 2009, IMC will no longer be required to file its own separate reports on Forms 10-K, 10-Q and 8-K with the Securities and Exchange Commission.

The Company’s lending activities are comprised almost entirely of the origination for its loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and vacant land). Loans in the portfolio had an average life of approximately 4 years at June 30, 2009.

The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State and the State of Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens, Long Island, Staten Island and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Orlando, Fort Lauderdale, Hollywood and Miami. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At June 30, 2009, the Company also had loans on properties in Alabama, Connecticut, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia.

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

The Company has and continues to be negatively impacted by the downturn in the economy and lower commercial real estate value. As described in more detail elsewhere in this report, the Company’s total nonperforming assets at June 30, 2009 amounted to $148.0 million, or 6.22% of total assets, compared to $117.7 million, or 5.18%, at December 31, 2008. At June 30, 2009, nonperforming assets were comprised of $129.8 million of nonaccrual loans, or 37 loans, and $18.2 million (net of a $0.8 million valuation allowance) of real estate acquired through foreclosure, or 6 properties. At June 30, 2009, the Company also had $76.2 million of accruing restructured loans on which the Company has granted certain concessions to provide payment relief generally consisting of the deferral of principal and or a partial reduction in interest payments for a period of time. At June 30, 2009 and December 31, 2008, a SFAS No. 114 specific valuation allowance (included as part of the overall allowance for loan losses) in the aggregate amount of $13.5 million and $8.2 million, respectively, was maintained on nonaccrual and restructured loans, all of which are considered impaired loans.

The Company is taking various steps to resolve its nonaccrual loans, including proceeding with foreclosures on many of the collateral properties as well as working with certain borrowers to provide payment relief. The Company believes that concentrating its effort towards the individual collection of nonaccrual loans either through the restructure of certain loans or through the acquisition and eventual sale of the collateral properties in most cases will maximize the recovery of the Company’s investment. The Company’s ability to complete foreclosure or other proceedings to acquire and sell certain collateral properties however continues to be delayed by various factors including bankruptcy proceedings and an overloaded court system. As a result of these delays, the timing and amount of the resolution/disposition of nonaccrual loans as well as foreclosed real estate cannot be predicted with certainty. In addition, if the current downturn in commercial real estate values and local economic conditions in both New York and Florida as well as other factors noted above continue for an additional extended period, it could have an adverse impact on the Company’s future asset quality and level of nonperforming assets, charge offs and profitability. There can be no assurance that the Company will not incur significant additional loan loss provisions or expenses in connection with the ultimate collection of nonaccrual loans or in carrying and disposing of foreclosed real estate. The Company does not own or originate construction/development loans or condominium conversion loans.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity
At June 30, 2009
U.S. government agencies (1)	344	559,355	$2,466	$2,423	$559,398	2.94%	4.4 Years
Corporate (2)	8	7,367	-	3,397	3,970	2.96%	24.1 Years
	352	$566,722	$2,466	$5,820	$563,368	2.94%	4.7 Years
At December 31, 2008
U.S. government agencies (1)	305	$467,550	$3,288	$ 365	$470,473	3.77%	3.9 Years
Corporate (2)	8	8,031	-	3,404	4,627	5.32%	24.6 Years
	313	$475,581	$3,288	$3,769	$475,100	3.80%	4.2 Years

(1) Consist of debt obligations of U.S. Government Sponsored Agencies: FHLB, FNMA, FHLMC or FFCB.

(2) Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry. The amortized cost reported as of June 30, 2009 is net of a $0.7 million impairment charge, of which $0.3 million was recorded in the first quarter of 2009 and $0.4 million was recorded in the second quarter of 2009.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

($ in thousands)		Less Than Twelve Months		Twelve Months or Longer		Total
	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At June 30, 2009
U.S. government agencies	153	$231,701	$2,333	$ 9,947	$ 90	$241,648	$2,423
Corporate	8	-	-	3,970	3,397	3,970	3,397
	161	$231,701	$2,333	$13,917	$3,487	$245,618	$5,820
At December 31, 2008
U.S. government agencies	33	$ 49,116	$ 354	$ 4,033	$ 11	$ 53,149	$ 365
Corporate	8	-	-	4,627	3,404	4,627	3,404
	41	$ 49,116	$ 354	$ 8,660	$3,415	$ 57,776	$3,769

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

INB owns corporate securities consisting of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry that are classified as held to maturity. In addition to the impact of interest rates, the estimated fair value of these securities have been and continue to be depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and a weakening economy, which has severely reduced the demand for these securities and rendered their trading market inactive. In the first half of 2009, other than temporary impairment charges aggregating to $0.7 million were recorded on these securities which is detailed in the table that follows. INB concluded that it was probable that there had been an adverse change in the estimated future cash flows for certain securities such that an other-than-temporary impairment had occurred in accordance with generally accepted accounting principles.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities, Continued

The other than temporary impairment conclusion was based on an increase in the amount of deferred or defaulted interest payments by the underlying issuing banks such that it is no longer probable that INB would recover its full investment in the applicable security over time as derived from an expected cash flow analysis prepared by a third party broker utilizing the guidance of EITF 99-20. The aggregate of defaults and deferrals on each of the remaining trust preferred securities was not at a level to reach the same conclusion. There can be no assurance that there will not be further write downs in the future on trust preferred securities INB owns as conditions change. There were no securities classified as available for sale or sales of securities during the reporting periods in this report.

The following table provides various information regarding trust preferred securities as of June 30, 2009.

(Dollars in thousands)
Cusip # (4)	Credit Rating	Cost Basis	Write Downs (1)	Adjusted Cost	Estimated Fair Value (2)	Unrealized Loss	% of Collateral Defaulted	% of Collateral Deferred	# of Banks in Pool	OTII (3)	Discount Rate
74041PAEO	CC	$998	$(576)	$422	$121	$(301)	7.00%	34.20%	39	Yes	6.78%
74040XAD6	CC	1,017	-	1,017	509	(508)	6.10%	13.00%	54	No	5.22%
74040XAE4	CC	994	-	994	510	(484)	6.10%	13.00%	54	No	5.22%
74040XAE4	CC	995	-	995	509	(486)	6.10%	13.00%	54	No	5.22%
74040YAF9	CC	981	(34)	947	445	(502)	2.90%	21.80%	58	Yes	5.12%
74040YAE2	CC	1,000	(53)	947	445	(502)	2.90%	21.80%	58	Yes	5.12%
74041UAE9	CC	1,022	-	1,022	716	(306)	1.00%	9.70%	64	No	5.03%
74041UAE9	CC	1,023	-	1,023	715	(308)	1.00%	9.70%	64	No	5.03%
		$8,030	$(663)	$7,367	$3,970	$(3,397)

(1) Writedowns are derived from the difference between the book value of the security and the projected present value of the security’s cash flows as indicated per an analysis performed under the guidance of EITF 99-20.

(2) Obtained from Moody’s pricing service, which uses a complex valuation model that factors in numerous assumptions and data, including anticipated discounts related to illiquid trading markets, credit and interest rate risk, which under SFAS 157 would be considered Level 3 inputs. INB believes that the actual values that would be realized in an orderly market under normal credit conditions between a willing buyer and seller would very likely be much higher than those disclosed above. INB has the intent and the ability to retain these trust preferred securities until maturity and currently has no intention of selling them.

(3) In determining whether there is OTTI, INB relies on a cash flow analysis as prescribed under EITF 99-20 and prepared by a third party broker, FTN Financial, to determine whether conditions are such that the projected cash flows are insufficient to recover INB’s principal investment. The basic methodology of EITF 99-20 is to compare the present value of the cash flows that are derived from assumptions made with respect to deferrals, defaults and prepayments from quarter to quarter. A decline in the present value versus that for the previous quarter is considered to be an “adverse change” as described in EITF 99-20. EITF 99-20 prescribes using a discount rate “equal to the current yield used to accrete the beneficial interest”. Other assumptions utilized in the model: prepayments of 1% annually and 100% at maturity and defaults of 75 bps applied annually with a 15% recovery with a 2 year lag.

(4) In July 2009, cusip 74041PAE0 was placed on cash basis accounting as 100% of the contractual interest payments on this security have been deferred. Cusip 74040YAF9 and 74040YAE2 have partially deferred interest payments. Cash flows for the interest payments are being redirected to a more senior class of bonds to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the performing collateral to a level where a predetermined coverage test fails. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of cash flow and cash interest payments would resume on INB’s bonds.

INB evaluates all of its security investments for other-than-temporary impairment at least quarterly or more frequently when conditions warrant such evaluation. Impairment is assessed at the individual security level. INB considers an investment security to be impaired if, after a review of available evidence, the full collection of contractual principal and interest over the life of the security is no longer probable. INB’s impairment evaluation process considers all available evidence, including factors such as the expected cash flows of the security, severity, length of time and anticipated recovery period of the cash shortfalls, recent events specific to the issuer, including investment downgrades by rating agencies and current and anticipated economic and regulatory conditions of its industry, and the issuer’s financial condition, capital strength and near-term prospects. The assessment for and the amount of impairment requires considerable judgment by INB. INB also considers its intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value, or until maturity. Among the factors that are considered in determining the INB’s intent and ability to retain the security is a review of its capital adequacy, interest rate risk position and liquidity. If it is deemed that an other-than-temporary impairment has occurred, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities, Continued

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity as of June 30, 2009 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$13,006	$13,195	2.63%
Due after one year through five years	398,865	399,758	2.59
Due after five years through ten years	130,130	129,326	3.82
Due after ten years	24,721	21,089	4.19
	$566,722	$563,368	2.94%

Note 4 - Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At June 30, 2009		At December 31, 2008
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	399	$1,128,051	383	$1,081,865
Residential multifamily loans	238	588,927	231	599,721
Land development and other land loans	16	36,334	15	31,430
Residential 1-4 family loans	2	452	2	464
Commercial business loans	18	719	18	684
Consumer loans	23	509	21	373
Loans receivable	696	1,754,992	670	1,714,537
Deferred loan fees		(8,905)		(8,826)
Loans receivable, net of deferred fees		1,746,087		1,705,711
Allowance for loan losses		(32,054)		(28,524)
Loans receivable, net		$1,714,033		$1,677,187

At June 30, 2009 and December 31, 2008, there were $129.8 million and $108.6 million of loans on a nonaccrual status, respectively, and considered impaired under the criteria of SFAS 114. At June 30, 2009 and December 31, 2008, a SFAS 114 specific valuation allowance (included as part of the overall allowance for loan losses) in the amount of $11.9 million and $8.2 million, respectively, was maintained on these impaired loans.

At June 30, 2009, there were also $76.2 million of accruing loans on which the Company has granted certain concessions to provide payment relief generally consisting of the deferral of principal and or a partial reduction in interest payments for a period of time. These loans are considered troubled debt restructurings (TDRs) and impaired. An additional SFAS 114 valuation allowance of $1.6 million was maintained on these loans at June 30, 2009. At June 30, 2009 and December 31, 2008, $6.4 million and $2.0 million of loans, respectively, were classified as ninety days past due and still accruing interest.

Selected information related to impaired loans is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2009	2008	2009	2008
Interest income that was not recorded on nonaccrual loans under contractual terms	$2,587	$2,625	$4,849	$4,819
Average principal balance of nonaccrual loans	123,930	123,103	119,171	109,462
Average principal balance of restructured loans	72,434	-	46,066	-

Note 5 - Allowance for Loan Losses and Valuation Allowance for Real Estate Losses

Activity in the allowance for loan losses is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2009	2008	2009	2008
Balance at beginning of period	$30,371	$23,856	$28,524	$21,593
Provision for loan losses charged to expense	2,686	2,753	4,543	5,016
Loan recoveries	1,329	-	1,329	-
Loan chargeoffs	(2,332)	-	(2,342)	-
Balance at end of period	$32,054	$26,609	$32,054	$26,609

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 - Allowance for Loan Losses and Valuation Allowance for Real Estate Losses, Continued

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2009	2008	2009	2008
Balance at beginning of period	$666	$-	$518	$-
Write downs of carrying value charged to real estate activities expense	140	-	288	-
Balance at end of period	$806	$-	$806	$-

Note 6 - Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At June 30, 2009		At December 31, 2008
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$639,842	3.89%	$571,085	4.27%
Over one to two years	265,717	4.22	333,041	4.62
Over two to three years	192,848	4.94	171,647	5.08
Over three to four years	173,209	4.76	168,814	5.09
Over four years	278,524	4.90	274,839	5.05
	$1,550,140	4.36%	$1,519,426	4.67%

Certificate of deposit accounts (CDs) of $100,000 or more totaled $693 million and $663 million at June 30, 2009 and December 31, 2008, respectively, and included brokered CDs of $173 million at each date. At June 30, 2009, CDs of $100,000 or more by remaining maturity were as follows: $243 million due within one year; $102 million due over one to two years; $90 million due over two to three years; $93 million due over three to four years; and $165 million due over four years.

Note 7 - Subordinated Debentures and Mortgage Note Payable

IMC’s subordinated debentures by series and INB’s mortgage note payable are summarized as follows:

($ in thousands)		At June 30, 2009	At December 31, 2008
Series 03/21/05 - interest at 6.50% fixed - due April 1, 2011	(1)	$ -	$ 4,500
Series 08/12/05 - interest at 6.50% fixed - due October 1, 2011	(1)	-	4,000
Series 06/07/04 - interest at 6.75% fixed - due January 1, 2012	(1)	-	5,000
Series 06/12/06 - interest at 6.75% fixed - due July 1, 2012	(1)	-	4,000
Series 03/21/05- interest at 7.00% fixed - due April 1, 2013	(1)	-	6,500
Series 08/12/05 - interest at 7.00% fixed - due October 1, 2013	(1)	-	6,000
Series 06/12/06 - interest at 7.00% fixed - due July 1, 2014	(2)	10,000	10,000
		10,000	40,000
Mortgage note payable- interest at 7% fixed - due February 1, 2017	(3)	176	184
		$10,176	$40,184

(1) These debentures were repaid at various times during the six-months ended June 30, 2009 with cash on hand prior to their stated maturity for an aggregate of $30 million of principal and $1.1 million of related accrued interest payable. A loss aggregating $1.2 million from the early extinguishment of debentures was recorded in the first half of 2009, which represents the expensing of remaining related unamortized issuance costs associated with each debenture.

(2) These debentures will be repaid by August 1, 2009. A loss of $0.5 million from the early extinguishment of debentures will be recorded in the third quarter of 2009 in connection with these retirements.

(3) The note cannot be prepaid except during the last year of its term.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - FHLB Advances and Lines of Credit

At June 30, 2009, INB had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can also borrow from these institutions on a secured basis. At June 30, 2009, INB had available collateral consisting of investment securities to support additional total borrowings of approximately $488 million from the FHLB and FRB if needed.

The following is a summary of certain information regarding FHLB advances in the aggregate:

	At or for the Quarter Ended June 30,		At or for the Six-Months Ended June 30,
($ in thousands)	2009	2008	2009	2008
Balance at period end	$50,500	$40,000	$50,500	$40,000
Maximum amount outstanding at any month end	$59,500	$40,000	$59,500	$40,000
Average outstanding balance for the period	$50,995	$14,237	$50,749	$11,545
Weighted-average interest rate paid for the period	3.82%	2.28%	3.84%	2.72%
Weighted-average interest rate at period end	3.81%	2.31%	3.81%	2.31%

Scheduled contractual maturities of FHLB advances as of June 30, 2009 were as follows:

($ in thousands)	Amount	Wtd. Avg. Rate
Maturing in the period April 1 through December 31, 2009	$-	-%
Maturing in 2010	25,000	3.59%
Maturing in 2011	8,000	3.83%
Maturing in 2012	10,500	4.02%
Maturing in 2013	7,000	4.22%
	$50,500	3.81%

Note 9 - Common Stock Options and Warrant

IBC has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. The maximum number of shares of Class A common stock that may be awarded under the Plan is 750,000. As of June 30, 2009, 486,170 shares of Class A common stock remain available for awards under this plan. There were no grants of options or warrants during the reporting periods in this report.

Activity in IBC’s outstanding Class A common stock options and warrant and related information for the first six-months of 2009 is summarized as follows:

	Exercise Price Per Warrant/Option				Wtd.-Avg. Exercise Price
	$5.42	$7.50	$17.10	Total
Outstanding at December 31, 2008	691,882	135,590	132,040	959,512	$7.32
Forfeited	-	-	(400)	(400)	17.10
Expired (1)	-	(1,200)	(2,200)	(3,400)	13.71
Outstanding at June 30, 2009 (2)	691,882	134,390	129,440	955,712	7.29
Wtd-avg contractual remaining term (in years)	9.5	9.5	8.5	9.3
Intrinsic value at June 30, 2009 (3)	-	-	-	-

(1) Represent vested options issued to former employees that expired unexercised under the terms of the option agreements.

(2) The $5.42 warrant, held by the U.S. Treasury, expires on December 23, 2018 and is 100% exercisable. The $7.50 options held by officers, employees and directors expire on December 11, 2018 and are 100% vested and exercisable. The $17.10 options held by officers, employees and directors expire on December 13, 2017 and 88,760 of those options are vested and exercisable; and the remaining 40,680 options vest and become exercisable on December 13, 2009.

(3) Intrinsic value is zero since the closing market price of the Class A common stock on June 30, 2009 of $3.50 was below the exercise price of all the options and warrant.

Compensation expense recorded in connection with stock options outstanding with a corresponding increase to paid in capital is as follows: For the quarter ended June 30, 2009 and 2008, $54,000 and $53,000, respectively, and for the six-months ended June 30, 2009 and 2008, $111,000 and $111,000, respectively. At June 30, 2009, there was $101,000 of unrecognized compensation expense related to the $17.10 outstanding stock options granted in 2007 that is expected to be recognized over the remainder of 2009.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 - Earnings Per Common Share

Net earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings per common share computations are summarized in the table that follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands, except share and per share amounts)	2009	2008	2009	2008
Basic Earnings Per Common Share:
Net earnings applicable to common stockholders	$369	$1,861	$859	$4,142
Weighted-Average number of common shares outstanding	8,270,812	8,270,812	8,270,812	8,247,241
Basic Earnings Per Common Share	$0.04	$0.22	$0.10	$0.50
Diluted Earnings Per Common Share:
Net earnings applicable to common stockholders	$369	$1,861	$859	$4,142
Weighted-Average number of common shares outstanding:
Common shares outstanding	8,270,812	8,270,812	8,270,812	8,247,241
Potential dilutive shares resulting from exercise of warrants /options (1)	-	-	-	4,348
Total average number of common shares outstanding used for dilution	8,270,812	8,270,812	8,270,812	8,251,589
Diluted Earnings Per Common Share	$0.04	$0.22	$0.10	$0.50
(1)

All outstanding options/warrants for the 2009 periods were not dilutive because their exercise prices were above the average market price of the Class A common stock during such period. For the 2008 periods, 132,140 options were not dilutive.

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

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

($ in thousands)	At June 30, 2009	At December 31, 2008
Unfunded loan commitments	$59,303	$38,637
Available lines of credit	870	915
	$60,173	$39,552

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

The Federal Reserve allows trust preferred securities to be included in the Tier 1 capital of bank holding companies but with stricter limitations on the use of such securities that are currently scheduled to become effective on March 31, 2011. These new limits were scheduled to take effect on March 31, 2009. As a result of delaying implementation of the new limits and until the new effective date in 2011, all bank holding companies may continue to include cumulative perpetual preferred stock and trust preferred securities in Tier 1 capital up to 25 percent of total core capital elements.

As of June 30, 2009, assuming IBC had excluded all of its eligible trust preferred securities (which totaled $55 million) from Tier 1 capital and included the entire amount in Tier 2 capital, the Company would still have exceeded its minimum capital requirement threshold under the regulatory framework for prompt corrective action.

At June 30, 2009, INB maintained its capital at levels to be classified as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. In April 2009, INB agreed with the OCC, its primary regulator, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%.

As of June 30, 2009, the Company and INB met all capital adequacy requirements to which they are subject. As of the date of filing of this report on Form 10-Q, management is not aware of any conditions or events that would have changed the Company’s or INB’s compliance with each of its regulatory capital requirements.

The actual capital of the Company (consolidated) and INB on a percentage basis are as follows:

	Actual Ratios	Minimum Requirement Under Regulatory Framework for Prompt Corrective Action	Minimum Requirement to be Considered Well Capitalized	Minimum Requirement Under Agreement with OCC
Consolidated at June 30, 2009
Total capital to risk-weighted assets	15.11%	8.00%	NA	NA
Tier 1 capital to risk-weighted assets	13.85%	4.00%	NA	NA
Tier 1 capital to total average assets – leverage ratio	11.36%	4.00%	NA	NA

Intervest National Bank at June 30, 2009
Total capital to risk-weighted assets	13.33%	8.00%	10.00%	12.00%
Tier 1 capital to risk-weighted assets	12.08%	4.00%	6.00%	10.00%
Tier 1 capital to total average assets – leverage ratio	9.94%	4.00%	5.00%	9.00%

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

Note 14 - Fair Value Measurements

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

Note 14 - Fair Value Measurements, Continued

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

Impaired Loans. The Company’s real estate loans are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Company’s impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company’s net recorded investment in the loan or the estimated fair value of the collateral less estimated selling costs. Adjustments to recorded investment are made through specific valuation allowances that are recorded as part of the overall allowance for loan losses. Estimates of fair value are determined based on a review of a variety of information, including formal appraisals, when available, and values derived from broker opinions, as well as the knowledge and experience of the Company’s two senior lending officers with respect to values of properties in the Company’s lending markets. Consideration is given to the type, location and occupancy of the collateral property as well as current economic conditions in the area in which the property is located in assessing and determining fair value. Accordingly, fair value estimates for impaired loans is classified as Level 3.

Other Than Temporary Impaired Investment Securities. See note 3 for a detailed discussion.

Foreclosed Real Estate. Foreclosed real estate represents real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of a valuation allowance for real estate losses, at the lower of cost or estimated fair value less estimated selling costs. Fair value is estimated in the same manner as impaired loans and, as such, is also classified as Level 3. As these properties are actively marketed, estimated fair value may be periodically adjusted though the valuation allowance for losses to reflect changes in values resulting from changing market conditions.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 - Fair Value Measurements, Continued

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value at June 30, 2009.

	Net carrying value at June 30, 2009				Total Losses (3)
($ in thousands)	Total	Level 1	Level 2	Level 3	Six-Months Ended June 30, 2009	Six-Months Ended June 30, 2008
Impaired loans (1)	$205,994	$ -	$ -	$205,994	$6,289	$2,458
Impaired securities (2)	2,316	-	-	2,316	663	-
Foreclosed real estate	18,214	-	-	18,214	288	-

(1) Comprised of nonaccrual loans and troubled debt restructurings.

(2) Comprised of certain trust preferred securities considered other than temporarily impaired.

(3) The loss for impaired loans represents the change during the period in the specific valuation allowance recorded in accordance with SFAS 114. The loss for foreclosed real estate represents write downs in carrying values subsequent to foreclosure, plus losses from the sale of foreclosed properties if any during the period that are charged to real estate activities expense. The loss on investment securities represents an “other than temporary impairment charge” recorded as a component of noninterest income.

The table that follows presents information for assets measured at fair value on a nonrecurring basis classified within Level 3 of the valuation hierarchy of SFAS 157 for the six-months ended June 30, 2009.

(Dollars in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2008	$ -	$108,610	$9,081
Net new impaired securities and loans	2,979	109,218	-
Other than temporary impairment writedowns	(663)	-	-
Principal repayments	-	(71)	-
Loan chargeoffs	-	(2,342)	-
Loans transferred to foreclosed real estate	-	(9,421)	9,421
Writedowns of carrying value subsequent to foreclosure	-	-	(288)
Balance at June 30, 2009	$2,316	$205,994	$18,214

The carrying and estimated fair values of the Company’s financial instruments are as follows:

	At June 30, 2009		At December 31, 2008
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$23,441	$23,441	$54,903	$54,903
Securities held to maturity, net	566,722	563,368	475,581	475,100
FRB and FHLB stock	9,929	9,929	8,901	8,901
Loans receivable, net of allowance for loan losses	1,714,033	1,740,984	1,677,187	1,710,506
Loan fees receivable	8,594	6,742	8,590	6,768
Accrued interest receivable	11,778	11,778	11,965	11,965
Financial Liabilities:
Deposits	1,995,165	2,043,260	1,864,135	1,900,143
Borrowed funds plus accrued interest payable	118,035	117,039	149,566	152,684
Accrued interest payable on deposits	6,504	6,504	6,868	6,868
Off-Balance Sheet Instruments:
Commitments to lend	366	366	416	416

Discussion regarding the assumptions used to compute the fair values of financial instruments can be found in note 21 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Note 15 - Recent Accounting Pronouncements

SFAS 141(R) - Business Combinations. On January 1, 2009, the Company adopted SFAS 141(R), which requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this statement had no effect on the Company’s financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15 - Recent Accounting Pronouncements, Continued

SFAS 160 - Noncontrolling Interest in Consolidated Financial Statements. On January 1, 2009, the Company adopted SFAS 160 whose objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. The adoption of this statement had no effect on the Company’s financial statements.

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

SFAS 165 - Subsequent Events. On January 1, 2009, the Company adopted SFAS 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for the Company’s financial statements for periods ending after June 15, 2009. The adoption of SFAS 165 had no impact on the Company’s financial statements.

SFAS 166 - Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140. SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

SFAS 167 - Amendments to FASB Interpretation No. 46(R). SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

SFAS 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162. SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Company’s financial statements for periods ending after September 15, 2009 and is not expected have a significant impact on the Company’s financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15 - Recent Accounting Pronouncements, Continued

EITF 99-20 - Impairment. In January 2009, the FASB issued Staff Position (FSP) EITF 99-20-1, Amendments to the Impairment of Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determinations of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 had no impact on the Company’s consolidated financial statements.

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

The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009. The adoption of the FSPs as of June 30, 2009 had no impact on the Company’s financial statements.

Note 16 - Recent Regulatory Developments

Memorandum of Understanding and Level of Regulatory Capital. On April 7, 2009, Intervest National Bank (INB) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), which requires INB to (1) appoint a Compliance Committee to monitor and coordinate INB’s adherence to the MOU and to submit progress reports to the OCC; (2) develop and implement a Strategic Plan in accordance with guidelines set forth in the MOU; (3) review and revise INB’s Contingency Funding Plan to address matters outlined in the MOU; (4) develop and implement a written program to improve credit risk management processes that are consistent across INB’s two primary markets; (5) develop and implement a three-year capital program in accordance with guidelines set out in the MOU; and (6) review and revise INB’s interest rate risk policy and procedures to address matters set forth in the MOU. Management has commenced the steps necessary to satisfy the conditions of the MOU and is committed to addressing and resolving any and all issues presented therein, including interest rate and liquidity risk and capital adequacy.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16 - Recent Regulatory Developments, Continued

INB has also agreed with the OCC to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%. At June 30, 2009, INB’s capital ratios were in excess of these levels and were 9.94%, 12.08% and 13.33%, respectively.

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

FDIC Insurance Premiums. On February 27, 2009, the FDIC adopted a final rule that: (1) modified the risk-based assessment system and sets initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; (2) extended the period of the Restoration Plan for the Deposit Insurance Fund to seven years; and (3) adopted an interim rule to impose an emergency special insurance assessment on June 30, 2009 to be collected on September 30, 2009, and (4) allows the FDIC to impose possible additional special assessments thereafter to maintain public confidence in the Deposit Insurance Fund (DIF).

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

Emergency Special Assessment: In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment is part of the FDIC’s efforts to rebuild the DIF. The final rule also allows the FDIC to impose additional special assessments of 5 basis points for the third and fourth quarters of 2009, if the FDIC estimates that the DIF reserve ratio will fall to a level that would adversely affect public confidence in federal deposit insurance or to a level that would be close to or below zero. Any additional special assessment would also be capped at 10 basis points of domestic deposits. INB cannot provide any assurance as to the ultimate amount or timing of any such special assessments, should such special assessments occur, as such special assessments depend upon a variety of factors which are beyond INB’s control.

The changes to deposit insurance premiums discussed above have significantly increased FDIC insurance expense for all insured depository institutions. INB’s FDIC insurance expense for the second quarter of 2009, including the additional special assessment, amounted to $2.3 million, compared to $0.4 million in the second quarter of 2008, a 444% increase. For the first six-months of 2009, FDIC insurance expense amounted to $3.1 million, compared to $0.9 million in the same period of 2008.

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, P.A., P.C., the Company’s independent registered public accounting firm, has made a limited review of the Company’s financial data as of June 30, 2009 and for the three- and six-month periods ended June 30, 2009 and 2008 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith, P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of June 30, 2009 and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2009 and 2008, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

July 24, 2009

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s discussion of financial condition and results of operations of Intervest Bancshares Corporation and Subsidiaries that follows should be read in conjunction with the accompanying quarterly condensed consolidated financial statements in this report on Form 10-Q as well as the entire annual report on Form 10-K for the year ended December 31, 2008.

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

Critical Accounting Policies

As of June 30, 2009, the Company considers its critical accounting policies to be those that relate to the determination of: the allowance for loan losses; the valuation allowance for real estate losses and the other than temporary impairment charge of its security investments. These three items are considered critical accounting estimates because each is highly susceptible to change from period to period and require management to make numerous assumptions about a variety of information that directly affect the calculation of the amounts reported in the consolidated financials statements. For example, the impact of a large unexpected chargeoff could deplete the allowance for loan losses and potentially require increased provisions to replenish the allowance, which could negatively affect the Company’s earnings and financial condition.

A more detailed discussion of the factors and estimates used in computing the above items can be found as follows: for the allowance for loan losses - under the caption “Critical Accounting Policies” on pages 36 to 39 of the Company’s annual report on Form 10-K for the year ended December 31, 2008; for the valuation allowance for real estate losses – note 14 to the condensed consolidated financial statements in this report; and for the other than temporary impairment charge of security investments – note 3 to the condensed consolidated financial statements in this report.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Selected balance sheet information by entity as of June 30, 2009 follows:

($ in thousands)	IBC	INB	IMC	Eliminations (1)	Consolidated
Cash and cash equivalents	$ 6,318	$ 20,402	$ 10,776	$ (14,055)	$ 23,441
Security investments	-	576,651	-	-	576,651
Loans receivable, net of deferred fees	-	1,717,553	28,534	-	1,746,087
Allowance for loan losses	-	(31,404)	(650)	-	(32,054)
Foreclosed real estate	-	15,887	2,327	-	18,214
Investments in consolidated subsidiaries	260,645	-	-	(260,645)	-
All other assets	3,251	42,901	1,743	(190)	47,705
Total assets	$270,214	$2,341,990	$42,730	$(274,890)	$2,380,044
Deposits	$ -	$2,009,221	$ -	$ (14,056)	$1,995,165
Borrowed funds and related interest payable	56,805	50,768	10,462	-	118,035
All other liabilities	272	52,349	1,275	(189)	53,707
Total liabilities	57,077	2,112,338	11,737	(14,245)	2,166,907
Stockholders’ equity	213,137	229,652	30,993	(260,645)	213,137
Total liabilities and stockholders’ equity	$270,214	$2,341,990	$42,730	$(274,890)	$2,380,044

(1)	All significant intercompany balances and transactions are eliminated in consolidation. Nearly all the amounts arise from intercompany deposit accounts and investments in consolidated subsidiaries.

A comparison of selected consolidated balance sheet information follows:

	At June 30, 2009		At December 31, 2008
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$ 23,441	1.0%	$ 54,903	2.4%
Security investments	576,651	24.2	484,482	21.4
Loans receivable, net of deferred fees and loan loss allowance	1,714,033	72.0	1,677,187	73.8
Foreclosed real estate	18,214	0.8	9,081	0.4
All other assets	47,705	2.0	46,180	2.0
Total assets	$2,380,044	100.0%	$2,271,833	100.0%
Deposits	$1,995,165	83.8%	$1,864,135	82.1%
Borrowed funds and related interest payable	118,035	5.0	149,566	6.6
All other liabilities	53,707	2.2	46,158	2.0
Total liabilities	2,166,907	91.0	2,059,859	90.7
Stockholders’ equity	213,137	9.0	211,974	9.3
Total liabilities and stockholders’ equity	$2,380,044	100.0%	$2,271,833	100.0%

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. Cash and cash equivalents decreased to $23 million at June 30, 2009 from $55 million at December 31, 2008. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Security Investments

Security investments consist of securities held to maturity and Federal Reserve Bank (FRB) and Federal Home Loan Bank of New York (FHLB) stock. Securities are classified as held to maturity and are carried at amortized cost when management has the intent and ability to hold them to maturity. Such investments, all of which are held by INB, increased to $567 million at June 30, 2009, from $476 million at December 31, 2008. The increase reflected $461 million of new purchases exceeding a total of $369 million of calls and maturities of securities during the period. INB invests in U.S. government agency debt obligations to emphasize safety and liquidity. The Company does not own or invest in any collateralized debt obligations, collateralized mortgage obligations, or any preferred or common stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation.

At June 30, 2009, securities held to maturity consisted of investment grade rated debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $559.3 million and noninvestment grade rated corporate securities (consisting of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry) totaling $7.4 million. As discussed in more detail in note 3 to the condensed consolidated financial statements in this report, in the first half of 2009, INB recorded impairment charges aggregating to $0.7 million on three trust preferred securities, representing a 22% reduction in their aggregate cost basis of $3.0 million.

At June 30, 2009, the entire securities held to maturity portfolio had a weighted-average yield of 2.94% and a weighted-average remaining maturity of 4.7 years, compared to 3.80% and 4.2 years, respectively, at December 31, 2008. Nearly all of the securities in the portfolio have fixed rates of interest or have predetermined rate increases, and many have call features that allow the issuer to call the security before its stated maturity without penalty. In the first half of 2009, $360 million of agency securities with a weighted average yield of approximately 3.72% were called by the issuers and the resulting proceeds were invested into new securities yielding approximately 100 basis points less. As a result of these calls, the overall average yield on the portfolio decreased from December 31, 2008. At June 30, 2009 and December 31, 2008, the held-to-maturity portfolio’s estimated fair value was $563 million and $475 million, respectively. At June 30, 2009, the portfolio had a net unrealized loss of $3.4 million, compared to a net unrealized loss of $0.5 million at December 31, 2008. See note 3 to the condensed consolidated financial statements in this report for a discussion regarding unrealized losses.

In order for INB to be a member of the FRB and FHLB, INB maintains an investment in the capital stock of each entity, which amounted to $4.4 million and $5.5 million, respectively, at June 30, 2009.

Loans Receivable, Net of Deferred Fees and Allowance for Loan Losses

Loans receivable, net of deferred fees, amounted to $1.75 billion at June 30, 2009, a $40 million increase from $1.71 billion at December 31, 2008. The increase was due to $129 million of new loan originations secured primarily by commercial real estate exceeding the aggregate of $77 million of principal repayments, $9.4 million of loans transferred to foreclosed real estate and $2.3 million of loan chargeoffs. Nearly all of the new loans have fixed interest rates and a weighted-average yield and term of 6.57% and 5.3 years, respectively. These terms have been largely a function of the high demand by borrowers for longer-term, fixed-rate product that has been driven by the historically low interest rate environment. The Company expects this trend for longer-term, fixed-rate product will continue for the foreseeable future and most of its new loan originations for 2009 will have similar terms. Fixed-rate loans constituted approximately 71% of the consolidated loan portfolio at June 30, 2009.

The consolidated loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self storage facilities and vacant land). The Company does not own or originate construction/development loans or condominium conversion loans. At June 30, 2009, such loans consisted of 653 loans with an aggregate principal balance of $1.75 billion and an average loan size of $2.7 million. Loans with principal balances of more than $10 million consisted of 21 loans or $287 million, with the largest loan being $20.4 million. Loans with principal balances of $5 million to $10 million consisted of 51 loans and aggregated to $379 million.

Nonaccrual and Restructured (Impaired) Loans

Nonaccrual loans increased to $129.8 million (37 loans) at June 30, 2009, from $108.6 million (26 loans) at December 31, 2008. At June 30, 2009, there were three loans totaling $6.4 million classified as ninety days past due and still accruing interest, compared to one loan for $2.0 million at December 31, 2008. At June 30, 2009, there also were $76.2 million of accruing loans on which INB has granted certain concessions to provide payment relief to the borrower generally consisting of the deferral of principal and or a partial reduction in interest payments for a period of time. These loans are considered troubled debt restructurings (TDRs).

Nonaccrual loans and TDRs are considered impaired under the criteria of SFAS 114 “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements 5 and 15”. At June 30, 2009 and December 31, 2008, nonaccrual loans had a SFAS 114 specific valuation allowance (included as part of the overall allowance for loan losses) in the aggregate amount of $11.9 million and $8.2 million, respectively. Estimated loan-to-value ratios, net of specific valuation allowances, on nonaccrual loans ranged from 51% to 100% at June 30, 2009. At June 30, 2009, there was an additional SFAS 114 specific valuation allowance of $1.6 million maintained for TDRs.

In addition to the above, at June 30, 2009 there were $13.8 million of loans held by INB for which there were concerns regarding the ability of the borrowers to meet existing repayment terms. Such potential problem loans are normally classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that INB will not be able to collect all amounts due according to the contractual terms of the loan. Potential problem loans may never become delinquent, nonaccrual or impaired. Potential problem loans are considered in the determination of the overall adequacy of the allowance for loan losses.

The Company is taking various steps to resolve its nonaccrual loans, including proceeding with foreclosures on many of the collateral properties as well as working with certain borrowers to provide payment relief. The Company believes that concentrating its effort towards the individual collection of nonaccrual loans either through the restructure of certain loans or through the acquisition and eventual sale of the collateral properties in most cases will maximize the recovery of the Company’s investment. The Company’s ability to complete foreclosure or other proceedings to acquire and sell certain collateral properties however continues to be delayed by various factors including bankruptcy proceedings and an overloaded court system. As a result of these delays, the timing and amount of the resolution/disposition of nonaccrual loans as well as foreclosed real estate cannot be predicted with certainty. In addition, if the current downturn in commercial real estate values and local economic conditions in both New York and Florida as well as other factors noted above continue for an additional extended period, it could have an adverse impact on the Company’s future asset quality and level of nonperforming assets, charge offs and profitability. There can be no assurance that the Company will not incur significant additional loan loss provisions or expenses in connection with the ultimate collection of nonaccrual loans or in carrying and disposing of foreclosed real estate.

Nonaccrual loans are detailed in the table that follows:

(Dollars in thousands)					Principal Balance Outstanding
Property Type	City	State	Lender	Month Nonaccrual	Jun 30, 2009	Dec 31, 2008	Notes
Retail	Flushing	New York	INB	Aug 2008	$13,060	$13,060	(7)
Multifamily	Long Island	New York	INB	Jun 2007	11,316	11,316	(2)
Undeveloped Land	Long Island City	New York	INB	Mar 2008	11,001	11,001	(7)
Multifamily	Melbourne	Florida	INB	Jun 2009	10,822	-	(7)
Mixed Use	New York	New York	INB	Nov 2008	7,905	7,905	(7)
Hotel	St. Augustine	Florida	INB	Jun 2007	7,800	9,053	(3)
Multifamily	Tampa	Florida	INB	Oct 2008	7,475	7,475	(7)
Hotel	Clearwater	Florida	INB	Nov 2008	6,954	6,954	(6)
Hotel	Orlando	Florida	INB	Aug 2008	-	5,939	(9)
Office Building	Staten Island	New York	INB	May 2008	5,762	5,762	(5)
Warehouse	New York	New York	INB	Feb 2009	4,456	-	(7)
Undeveloped Land	Perryville	Maryland	INB	May 2008	4,024	4,024	(7)
Hotel	Brooklyn	New York	INB	Jun 2009	3,091	-	(7)
Retail	Avenel	New Jersey	INB	Mar 2007	3,064	3,064	(1)
Hotel	Clearwater	Florida	INB	Nov 2008	-	2,977	(8)
Office Building	East Orange	New Jersey	INB	Mar 2009	2,869	-	(7)
Office Building	Yonkers	New York	INB	Nov 2008	2,644	2,644	(7)
Office Building	Hollywood	Florida	INB	May 2009	1,967	-	(7)
Warehouse	Brooklyn	New York	INB	Feb 2009	1,893	-	(11)
Undeveloped Land	Carabelle	Florida	INB	Aug 2008	1,569	1,569	(7)
Retail	New Windsor	New York	INB	April 2009	1,515	-	(7)
Mixed Use	Cedarhurst	New York	INB	Mar 2009	1,468	-	(7)
Office Building	Miami	Florida	INB	Apr 2009	1,414	-	(10)
Hotel	Lakewood	New Jersey	INB	Jun 2008	1,390	1,390	(7)
Retail	South Amboy	New Jersey	INB	Mar 2007	1,339	1,339	(1)
Multifamily	Springfield	Massachusetts	INB	Dec 2008	1,272	1,272	(7)
Office building	Oakland Park	Florida	INB	May 2009	1,179	-	(7)
Undeveloped land	Hollywood	Florida	INB	Apr 2008	-	830	(4)
Multifamily	Brooklyn	New York	INB	Aug 2008	786	786	(7)
Retail	West Babylon	New York	INB	April 2009	784	-	(7)
Retail	Little Silver	New Jersey	INB	Mar 2007	739	739	(1)
Multifamily	East Orange	New Jersey	INB	June 2009	711	-	(7)
Undeveloped Land	Long Island City	New York	INB	Dec 2008	697	697	(7)
Office Building	Waterbury	Connecticut	INB	Jan 2009	641	-	(7)
Retail	Neptune	New Jersey	INB	Mar 2007	512	512	(1)
Mixed Use	New York	New York	INB	Jan 2009	198	-	(7)
Multifamily	Tampa	Florida	INB	Sep 2008	10	10	(7)
					122,327	100,318
Hotel	St. Augustine	Florida	IMC	Jul 2007	5,199	6,034	(3)
Hotel	Howell	New Jersey	IMC	Dec 2007	1,659	1,659	(7)
Office Building	Staten Island	New York	IMC	May 2008	389	389	(5)
Office Building	Yonkers	New York	IMC	Dec 2008	210	210	(7)
					7,457	8,292
					$129,784	$108,610

(1)	The completion of foreclosure proceedings, which involve multiple properties, have been delayed by reason of a bankruptcy filing.
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

(3)

Both amounts represent one loan ($15.1 million) originated by INB and IMC owns a participation. The loan is secured by a waterfront hotel, restaurant and marina resort. In April 2009, INB and the debtor reached a multi-faceted settlement agreement whereby the loan’s principal balance was reduced (charged off) to a principal amount of $13 million, the debtor paid outstanding real estate taxes, and the debtor agreed to make a principal payment to INB of $0.1 million to reduce the loan further to $12.9 million. INB will finance a portion of the unpaid real estate taxes being paid by the debtor and the advance of these funds will be collateralized by the existing property and additional collateral from the debtor. Loan payments are scheduled to begin on October 1, 2009. The loan will remain on nonaccrual status until a satisfactory payment history has been achieved under the restructured terms. Further modification to the settlement agreement may be required.

(4)	Title to property was acquired in January 2009. A loan chargeoff of $10,000 was recorded upon transfer to foreclosed real estate.

(5)

Borrower and INB have agreed to the deferral of contractual loan payments through June 2010 to give the borrower time to lease vacant space at the property. The borrower will continue to make monthly escrow payments as required under INB’s first mortgage loan. IMC holds a second mortgage on this property.

(6)

The hotel has 148 suites and is operational but revenues are currently insufficient to service the loan. INB agreed to allow an existing borrower of INB, experienced in hotel management, to assume the loan under modified terms. The loan will be maintained on nonaccrual status and be accounted for on a cash basis until such time the normal payments resume.

(7)	Foreclosure proceedings are in progress.
(8)	Title to property was acquired in April 2009 and a loan chargeoff of $307,000 was recorded upon transfer to foreclosed real estate.
(9)	Title to property was acquired in April 2009 and loan was transferred to foreclosed real estate.
(10)	Borrower and INB have agreed to interest only payments. Loan is on nonaccrual status until satisfactory payment history is established.
(11)	Borrower and INB have agreed to modified loan payments. Loan is on nonaccrual status until satisfactory payment history is established.

The table that follows summarizes nonaccrual loans at June 30, 2009 by collateral type and location.

($ in thousands)
Property Type	NY	FL	NJ	CT	MA	MD	Totals
Retail	$15,359	$ -	$5,654	$ -	$ -	$ -	$ 21,013
Hotel	3,091	19,953	3,049	-	-	-	26,093
Office Building	9,004	4,559	2,869	641	-	-	17,073
Warehouse	6,349	-	-	-	-	-	6,349
Mixed Use	9,572	-	-	-	-	-	9,572
Mulitifamily	12,102	18,308	711	-	1,272	-	32,393
Undeveloped Land	11,698	1,569	-	-	-	4,024	17,291
	$67,175	$44,389	$12,283	$641	$1,272	$4,024	$129,784

The table that follows summarizes the change in nonaccrual loans for the six-months ended June 30, 2009.

(Dollars in thousands)	Nonaccrual Loans
Balance at December 31, 2008	$108,610
New nonaccrual loans	33,007
Principal reductions	(70)
Loan chargeoffs	(2,342)
Loans transferred to foreclosed real estate	(9,421)
Balance at June 30, 2009	$129,784

Allowance For Loan Losses

The allowance for loan losses increased to $32.0 million at June 30, 2009, from $28.5 million at December 31, 2008. The allowance represented 1.84% of total loans (net of deferred fees) outstanding at June 30, 2009 compared to 1.67% at December 31, 2008. The increase in the allowance was due to $4.5 million of loan loss provisions and a $1.3 million partial recovery of a previous chargeoff, partially offset by $2.3 million of new chargeoffs. The loan loss provision of $4.5 million was attributable to the following: $4.1 million resulted from downgrades of internal risk ratings on nonaccrual loans as well as lower estimates of real estate values on certain collateral properties and $0.4 million resulted from net loan growth of $40 million. At June 30, 2009 and December 31, 2008, in accordance with SFAS 114, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $13.5 million and $8.2 million, respectively, for nonaccrual and restructured loans, all of which are considered impaired loans.

The following table summarizes the activity in the allowance for loan losses by entity:

($ in thousands)	INB	IMC	IBC	Consolidated
Balance at December 31, 2008	$27,506	$ 988	$ 30	$28,524
Recoveries	1,329	-	-	1,329
Chargeoffs	(1,507)	(835)	-	(2,342)
Provision (credit) for loan losses charged to expense	4,076	497	(30)	4,543
Balance at June 30, 2009	$31,404	$ 650	$ -	$32,054

The following table sets forth information concerning nonperforming assets by entity at June 30, 2009:

($ in thousands)	INB	IMC	IBC	Consolidated
Nonaccrual loans	$122,327	$ 7,457	-	$129,784
Real estate acquired through foreclosure	15,887	2,327	-	18,214
Total nonperforming assets	$138,214	$9,784	-	$147,998
Nonperforming assets to total assets	5.90%	22.90%	-	6.22%
Nonaccrual loans to total gross loans	7.09%	26.04%	-	7.40%
Allowance for loan losses to total net loans	1.83%	2.28%	-	1.84%
Allowance for loan losses to nonaccrual loans	25.67%	8.72%	-	24.70%

There can be no assurance that the Company will not incur additional significant loan loss provisions, loan chargeoffs or expenses in connection with the ultimate collection of its nonaccrual loans. The Company may also incur significant expenses in carrying and disposing of properties acquired through foreclosure. For the six-months ended June 30, 2009, full year 2008 and full year 2007, the Company has incurred a total of $2.3 million, $5.4 million and $0.7 million, respectively, in various expenses and costs associated with nonaccrual loans/foreclosed real estate. These amounts do not include interest income that has not been recorded or loan chargeoffs.

Real Estate Acquired Through Foreclosure

Real estate acquired through foreclosure is detailed as follows:

					Net carrying value (1)
($ in thousands)					At June 30,	At December 31,
Property Type	City	State	Owned By	Acquired	2009	2008
Undeveloped land	North Fort Myers	Florida	INB	May 2008	$2,645	$2,933
Undeveloped land	Hollywood	Florida	INB	Feb 2008	3,821	3,821
Office building	Brooklyn	New York	IMC	Sep 2008	2,327	2,327
Undeveloped land	Hollywood	Florida	INB	Jan 2009	809	-
Hotel	Clearwater	Florida	INB	Apr 2009	2,688	-
Hotel	Orlando	Florida	INB	Apr 2009	5,924	-
					$18,214	$9,081

(1) Net carrying value is reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure. The total valuation allowance amounted to $0.8 million and $0.5 million at June 30, 2009 and December 31, 2008, respectively.

All the above properties are available for sale. A number of these properties are being actively marketed with local brokers and through the internet, which has prompted significant investor interest in several properties but no contracts of sale have been signed. No assurance can be given as to the timing of any sale of these properties.

Real estate properties that are acquired through, or in lieu of, loan foreclosure are to be sold. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan’s carrying value at the date of transfer, or estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, management periodically performs market valuations and the property continues to be carried at the lower of cost or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in the caption “Real Estate Activities Expenses” in the consolidated statements of earnings.

The following table summarizes the change in foreclosed real estate for the six-months end June 30, 2009:

	Total Properties
(Dollars in thousands)	Dollar Amount	Number of Properties
Balance at December 31, 2008	$9,081	3
Transfers from loan portfolio at the lower of cost or estimated fair value less selling costs (1)	9,421	3
Writedowns to carrying values subsequent to foreclosure	(288)	-
Balance at June 30, 2009	$18,214	6
(1)	At the time of transfer, loan chargeoffs of $317,000 were taken and charged to the allowance for loan losses.

All Other Assets

All other assets at June 30, 2009 as denoted in the table on page 25 increased slightly to $48 million from $46 million at December 31, 2008.

Deposits

Deposits increased to $1.99 billion at June 30, 2009, from $1.86 billion at December 31, 2008, reflecting an increase of $98 million in money market accounts and a $31 million increase in certificate of deposit accounts. At June 30, 2009, certificate of deposit accounts totaled $1.55 billion, and checking, savings and money market accounts aggregated to $445 million. The same categories of deposit accounts totaled $1.52 billion and $345 million, respectively, at December 31, 2008. Certificate of deposit accounts represented 78% of total consolidated deposits at June 30, 2009, compared to 82% at December 31, 2008. At June 30, 2009 and December 31, 2008, certificate of deposit accounts included $173 million of brokered deposits.

Borrowed Funds and Related Interest Payable

Borrowed funds and related interest payable decreased to $118 million at June 30, 2009, from $150 million at December 31, 2008, due to the early repayment of $30 million of debentures by IMC. The repayments are detailed in note 7 to the condensed consolidated financial statements in this report.

All Other Liabilities

All other liabilities at June 30, 2009 as denoted in the table on page 25 increased to $54 million from $46 million at December 31, 2008, primarily due to a $5.0 million increase in mortgage escrow funds payable.

Stockholders’ Equity

The following table sets forth the change in stockholders’ equity:

		Outstanding
($ in thousands, except per share amounts)	Amount	Class A Shares	Class B Shares	Total Shares	Amount Per Share
Common stockholders’ equity at December 31, 2008	$188,894	7,690,812	580,000	8,270,812	$22.84
Net earnings available to common stockholders	859	-	-	-	0.10
Compensation from stock options	111	-	-	-	0.01
Common stockholders’ equity at June 30, 2009	$189,864	7,690,812	580,000	8,270,812	$22.96
Preferred stockholder’s equity at December 31, 2008 (1)	$23,080
Amortization of preferred stock discount	193
Preferred stockholder’s equity at June 30, 2009	$23,273
Total stockholders’ equity at June 30, 2009	$213,137

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

Comparison of Results of Operations for the Quarters Ended June 30, 2009 and 2008

Overview

Consolidated net earnings for the second quarter of 2009 (“Q2-09”) decreased by $1.5 million, or 80%, to $0.4 million, or $0.04 per diluted share, from $1.9 million, or $0.22 per diluted share, in the second quarter of 2008 (“Q2-08”). The decrease in consolidated net earnings was due to the following: a $2.3 million increase in noninterest expenses, a $1.1 million decrease in noninterest income, and $0.4 million of dividend requirements related to outstanding preferred stock held by the U.S. Treasury under the TARP program. The aggregate of these items was partially offset by a $1.2 million decrease in the provision for income tax expense and a $1.1 million increase in net interest and dividend income.

Selected information regarding results of operations by entity follows:

					Consolidated
($ in thousands)	INB	IMC	IBC	Elim (1)	Q2-2009	Q2-2008
Interest and dividend income	$30,151	$636	$40	$(23)	$30,804	$31,776
Interest expense	19,648	261	721	(23)	20,607	22,712
Net interest and dividend income (expense)	10,503	375	(681)	-	10,197	9,064
Provision (credit) for loan losses	2,431	285	(30)	-	2,686	2,753
Noninterest income	45	(9)	134	(113)	57	1,139
Noninterest expenses	6,137	346	184	(113)	6,554	4,197
Earnings (loss) before taxes	1,980	(265)	(701)	-	1,014	3,253
Provision (credit) for income taxes	680	(122)	(322)	-	236	1,392
Net earnings (loss) before preferred dividend requirements	1,300	(143)	(379)	-	778	1,861
Preferred dividend requirements (2)	-	-	(409)	-	(409)	-
Net earnings (loss) available to common stockholders	1,300	(143)	(788)	-	369	1,861
Intercompany dividends (3)	(1,041)	-	1,041	-	-	-
Net earnings (loss) after intercompany dividends	$259	$(143)	$253	$-	$369	$1,861
Net earnings (loss) after intercompany dividends for Q2-08	$1,482	$(39)	$418	$-	$1,861
(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management agreements.
(2)	Represents the total of accrued dividends (5%) on $25 million of cumulative Series A preferred stock held by U.S. Treasury and amortization of related preferred stock discount.
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

As detailed in the table that follows, net interest and dividend income increased by $1.1 million to $10.2 million in Q2-09, from $9.1 million in Q2-08, primarily reflecting $23 million of growth in the Company’s net interest earning assets and an improved net interest margin. Total average interest-earning assets increased by $173 million in Q2-09 from Q2-08, due to growth of $38 million in loans and $135 million in total security and other short-term investments. Asset growth was funded by a $170 million increase in interest-bearing deposits and a $29 million increase in stockholders’ equity (largely due from the participation in TARP as described on page 7), partially offset by a $20 million decrease in borrowed funds.

The Company’s net interest margin (excluding prepayment income from loans) increased to 1.75% in Q2-09, from 1.69% in Q2-08. The improvement was due to lower deposit and borrowing costs which was largely offset by $360 million of calls in the first half of 2009 of higher yielding U.S. government agency security investments (coupled with the reinvestment of those proceeds into the same types of securities with lower market rates of approximately 100 basis points) and lower yields earned on overnight investments. The Company’s cost of funds decreased to 3.95% in Q2-09 from 4.70% in Q2-08, while the yield on its interest-earning assets decreased to 5.30% in Q2-09 from 5.92% in Q2-08. New securities purchased in the first half of 2009 totaled $461 million (with a weighted average term and yield of 4.9 years and 2.72%, respectively), compared to calls and maturities totaling $369 million (with a weighted average yield of 3.72% for the same period). The historically low interest rate environment resulted in the call of a large number of investment securities that were purchased in 2007 and 2008.

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

	For the Quarter Ended
	June 30, 2009			June 30, 2008
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Loans (1)	$1,739,859	$26,412	6.09%	$1,701,949	$27,002	6.38%
Securities	575,281	4,386	3.06	428,601	4,629	4.34
Other interest-earning assets	16,320	6	0.15	28,201	145	2.07
Total interest-earning assets	2,331,460	$30,804	5.30%	2,158,751	$31,776	5.92%
Noninterest-earning assets	28,464			20,580
Total assets	$2,359,924			$2,179,331
Interest-bearing liabilities:
Interest checking deposits	$ 5,788	$ 24	1.66%	$ 5,945	$ 27	1.83%
Savings deposits	9,191	42	1.83	8,185	60	2.95
Money market deposits	430,167	2,107	1.96	311,826	2,643	3.41
Certificates of deposit	1,527,099	16,963	4.46	1,476,499	17,631	4.80
Total deposit accounts	1,972,245	19,136	3.89	1,802,455	20,361	4.54
FHLB advances	50,995	486	3.82	14,237	81	2.29
Debentures and related interest payable	13,107	261	7.99	70,249	1,380	7.90
Debentures - capital securities	56,702	721	5.10	56,702	886	6.28
Mortgage note payable	178	3	6.76	195	4	8.25
Total borrowed funds	120,982	1,471	4.88	141,383	2,351	6.69
Total interest-bearing liabilities	2,093,227	$20,607	3.95%	1,943,838	$22,712	4.70%
Noninterest-bearing deposits	3,126			4,128
Noninterest-bearing liabilities	50,838			47,180
Preferred stockholder’s equity	23,240			—
Common stockholders’ equity	189,493			184,185
Total liabilities and stockholders’ equity	$2,359,924			$2,179,331
Net interest and dividend income/spread		$ 10,197	1.35%		$ 9,064	1.22%
Net interest-earning assets/margin (3)	$ 238,233		1.75%	$ 214,913		1.69%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.11			1.11
Other Ratios:
Return on average assets (2)	0.13%			0.34%
Return on average common equity (2)	1.64%			4.04%
Noninterest expense to average assets (2)	1.11%			0.77%
Efficiency ratio (4)	53%			34%
Average stockholders’ equity to average assets	9.01%			8.45%

(1)

Includes average nonaccrual loans of $123.9 million in the 2009 period and $123.1 million in the 2008 period. Interest not accrued on such loans and excluded from the table above totaled $2.59 million in the 2009 period and $2.63 million in the 2008 period.

(2)	Annualized.

(3)

Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 1.76% and 1.79% for the 2009 and 2008 period, respectively.

(4)	Defined as noninterest expenses (excluding the provision for loan losses and real estate expenses) as a percentage of net interest and dividend income plus noninterest income.

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

	For the Quarter Ended June 30, 2009 vs. 2008
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(1,234)	$ 605	$ 39	$ (590)
Securities	(1,372)	1,591	(462)	(243)
Other interest-earning assets	(135)	(61)	57	(139)
Total interest-earning assets	(2,741)	2,135	(366)	(972)
Interest-bearing liabilities:
Interest checking deposits	(3)	(1)	1	(3)
Savings deposits	(23)	7	(2)	(18)
Money market deposits	(1,130)	1,009	(415)	(536)
Certificates of deposit	(1,255)	607	(20)	(668)
Total deposit accounts	(2,411)	1,622	(436)	(1,225)
FHLB advances	54	210	141	405
Debentures and accrued interest payable	16	(1,129)	(6)	(1,119)
Debentures - capital securities	(167)	-	2	(165)
Mortgage note payable	(1)	-	-	(1)
Total borrowed funds	(98)	(919)	137	(880)
Total interest-bearing liabilities	(2,509)	703	(299)	(2,105)
Net change in interest and dividend income	$ (232)	$1,432	$ (67)	$ 1,133

Provision for Loan Losses

The provision for loan losses amounted to $2.7 million in Q2-09, compared to $2.8 million in Q2-08. The decrease was due to $0.1 million of less provision attributable to a decrease in net loan growth from the prior year period. Gross loans outstanding increased by $37.6 million in Q2-09, compared to a $45.9 million increase in Q2-08. The Company continues to be negatively impacted by the downturn in the economy and lower commercial real estate values as approximately $2.4 million of the provision for loan losses in each period was associated with credit downgrades and lower estimated real estate values on certain properties collateralizing nonaccrual loans.

Noninterest Income

Noninterest income decreased by $1.0 million to $0.1 million in Q2-09, from $1.1 million in Q2-08. The decrease was due to a $0.3 million impairment charge on trust preferred security investments (as discussed in note 3 to the condensed consolidated financial statements in this report) as well as a $0.5 million decrease in income from early repayment of loans. The Company attributes the decrease in its volume of loan prepayments and prepayment income derived therefrom to the effects of the crisis in the credit markets, which has reduced funding sources available for both new real estate lending and refinancing of existing loans.

Noninterest Expenses

Noninterest expenses increased by $2.3 million to $6.5 million in Q2-09, from $4.2 million in Q2-08. The increase was primarily due to a $1.8 million increase in FDIC insurance premiums due to higher rates imposed on all FDIC insured depository institutions and a special assessment in June 2009 (as discussed in note 16 to the condensed consolidated financial statements in this report) and a $0.4 million increase in expenses associated with nonperforming assets. Such expenses are comprised of real estate taxes, insurance, utilities and other charges required to protect the Company’s interest in real estate acquired through foreclosure and/or various properties collateralizing the Company’s nonaccrual loans (all of which are categorized as “real estate activities expense” in the condensed consolidated statements of earnings), as well as certain professional fees (legal costs) incurred in the Company’s collection efforts with such assets (which are included as part of the line item “professional fees and services expense”). Primarily as a result of the negative effects of nonperforming assets on operating results, the Company’s efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, increased to 53% in Q2-09 from 34% in Q2-08. The Company had 73 employees at June 30, 2009, compared to 71 employees at June 30, 2008.

Provision for Income Taxes

The provision for income taxes decreased by $1.2 million to $0.2 million in Q2-09, from $1.4 million in Q2-08 due to a decrease in pre-tax income and a $0.2 million refund of prior year income taxes paid resulting from the completion of an audit of 2005 Florida income tax return. The Company’s effective income tax rate (inclusive of state and local taxes) was 23.3% in Q2-09, compared 42.8% in Q2-08. The lower rate was due to the tax refund.

Comparison of Results of Operations for the Six-Months Ended June 30, 2009 and 2008

Overview

Consolidated net earnings for the six-months ended June 30, 2009 (“6mths-09”) decreased by $3.3 million, or 79%, to $0.8 million, or $0.10 per diluted share, from $4.1 million, or $0.50 per diluted share, in the first six-months of 2008 (“6mths-08”). The decrease in consolidated net earnings was due to a $4.8 million increase in noninterest expenses, a $1.9 million decrease in noninterest income and $0.8 million of dividend requirements related to outstanding preferred stock held by the U.S. Treasury under the TARP program. The aggregate of these items was partially offset by a $2.2 million decrease in the provision for income taxes, a $1.5 million increase in net interest and dividend income and a $0.5 million decrease in the provision for loan losses.

Selected information regarding results of operations by entity follows:

					Consolidated
($ in thousands)	INB	IMC	IBC	Elim (1)	6mths-09	6mths-08
Interest and dividend income	$60,081	$ 1,373	$ 105	$ (76)	$61,483	$63,564
Interest expense	39,806	738	1,528	(76)	41,996	45,645
Net interest and dividend income (expense)	20,275	635	(1,423)	-	19,487	17,919
Provision (credit) for loan losses	4,076	497	(30)	-	4,543	5,016
Noninterest income	121	(12)	246	(225)	130	2,082
Noninterest expenses	10,823	1,560	335	(225)	12,493	7,715
Earnings (loss) before taxes	5,497	(1,434)	(1,482)	-	2,581	7,270
Provision (credit) for income taxes	2,248	(659)	(681)	-	908	3,128
Net earnings (loss) before preferred dividend requirements	3,249	(775)	(801)	-	1,673	4,142
Preferred dividend requirements (2)	-	-	(814)	-	(814)	-
Net earnings (loss) available to common stockholders	3,249	(775)	(1,615)	-	859	4,142
Intercompany dividends (3)	(2,118)	-	2,118	-	-	-
Net earnings (loss) after intercompany dividends	$ 1,131	$ (775)	$ 503	$ -	$ 859	$ 4,142
Net earnings (loss) after intercompany dividends- 6mths-08	$ 3,329	$ (31)	$ 844	$ -	$ 4,142
(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management agreements.
(2)	Represents the total of accrued dividends (5%) on $25 million of cumulative Series A preferred stock held by U.S. Treasury and amortization of related preferred stock discount.
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

As detailed in the table that follows, net interest and dividend income increased by $1.5 million to $19.4 million in 6mths-09, from $17.9 million in 6mths-08. The increase was due to $25 million of growth in the Company’s net interest earning assets. Total average interest-earning assets increased by $176 million in 6mths-09 from 6mths-08, due to growth of $52 million in loans and $124 million in total security and other short-term investments. Asset growth was funded by a $168 million increase in interest-bearing deposits and a $29 million increase in stockholders’ equity, partially offset by a $17 million decrease in borrowed funds.

The Company’s net interest margin (excluding prepayment income from loans) remained relatively unchanged at 1.71% in 6mths-09 as compared to 1.70% in 6mths-08. This was due to lower deposit and borrowing costs that were offset by calls of higher yielding U.S. government agency security investments (coupled with the reinvestment of those proceeds into the same types of securities with lower market rates) as well as the repayment of higher yielding loans (coupled with the origination of new fixed-rate loans with lower yields). The Company’s yield on interest-earning assets decreased to 5.40% in 6mths-09 from 6.04% in 6mths-08, while the Company’s cost of funds decreased to 4.12% in 6mths-09 from 4.82% in 6mths-08. As noted in the “Comparison of Results of Operations for the Quarters Ended June 30, 2009 and 2008,” the historically low interest rate environment has resulted in the call of a large number of investment securities that were purchased in 2007 and 2008.

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

	For the Six-Months Ended
	June 30, 2009			June 30, 2008
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Loans (1)	$1,726,844	$52,696	6.15%	$1,674,302	$53,864	6.47%
Securities	550,628	8,773	3.21	414,872	9,332	4.52
Other interest-earning assets	16,764	14	0.17	28,704	368	2.58
Total interest-earning assets	2,294,236	$61,483	5.40%	2,117,878	$63,564	6.04%
Noninterest-earning assets	26,556			19,613
Total assets	$2,320,792			$2,137,491
Interest-bearing liabilities:
Interest checking deposits	$ 5,226	$ 45	1.74%	$ 5,768	$ 51	1.78%
Savings deposits	8,879	98	2.23	8,288	122	2.96
Money market deposits	403,388	4,612	2.31	282,417	5,190	3.70
Certificates of deposit	1,513,246	34,002	4.53	1,466,070	35,400	4.86
Total deposit accounts	1,930,739	38,757	4.05	1,762,543	40,763	4.65
FHLB advances	50,749	967	3.84	11,545	156	2.72
Debentures and related interest payable	18,561	738	8.02	74,481	2,947	7.96
Debentures - capital securities	56,702	1,528	5.43	56,702	1,772	6.28
Mortgage note payable	180	6	6.72	197	7	7.15
Total borrowed funds	126,192	3,239	5.18	142,925	4,882	6.87
Total interest-bearing liabilities	2,056,931	$41,996	4.12%	1,905,468	$45,645	4.82%
Noninterest-bearing deposits	3,078			4,240
Noninterest-bearing liabilities	48,335			44,695
Preferred stockholder’s equity	23,193			-
Common stockholders’ equity	189,255			183,088
Total liabilities and stockholders’ equity	$2,320,792			$2,137,491
Net interest and dividend income/spread		$ 19,487	1.28%		$17,919	1.22%
Net interest-earning assets/margin (3)	$ 237,305		1.71%	$ 212,410		1.70%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.11			1.11
Other Ratios:
Return on average assets (2)	0.14%			0.39%
Return on average common equity (2)	1.77%			4.52%
Noninterest expense to average assets (2)	1.08%			0.72%
Efficiency ratio (4)	53%			39%
Average stockholders’ equity to average assets	9.15%			8.57%

(1)

Includes average nonaccrual loans of $119.2 million in the 2009 period and $109.5 million in the 2008 period. Interest not accrued on such loans and excluded from the table above totaled $4.8 million in the 2009 period and $4.8 million in the 2008 period.

(2)	Annualized.

(3)

Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 1.72% and 1.77% for the 2009 period and 2008 period, respectively.

(4)	Defined as noninterest expenses (excluding the provision for loan losses and real estate expenses) as a percentage of net interest and dividend income plus noninterest income.

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

	For the Six-Months Ended June 30, 2009 vs. 2008
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(2,679)	$1,700	$ (189)	$ (1,168)
Securities	(2,717)	3,068	(910)	(559)
Other interest-earning assets	(346)	(154)	146	(354)
Total interest-earning assets	(5,742)	4,614	(953)	(2,081)
Interest-bearing liabilities:
Interest checking deposits	(1)	(5)	-	(6)
Savings deposits	(30)	9	(3)	(24)
Money market deposits	(1,963)	2,238	(853)	(578)
Certificates of deposit	(2,419)	1,146	(125)	(1,398)
Total deposit accounts	(4,413)	3,388	(981)	(2,006)
FHLB advances	65	533	213	811
Debentures and accrued interest payable	22	(2,226)	(5)	(2,209)
Debentures - capital securities	(241)	-	(3)	(244)
Mortgage note payable	-	(1)	-	(1)
Total borrowed funds	(154)	(1,694)	205	(1,643)
Total interest-bearing liabilities	(4,567)	1,694	(776)	(3,649)
Net change in interest and dividend income	$(1,175)	$2,920	$ (177)	$ 1,568

Provision for Loan Losses

The provision for loan losses decreased by $0.5 million to $4.5 million in 6mths-09, from $5.0 million in 6mths-08. The decrease was due to $0.7 million of less provision attributable to a decrease in net loan growth from the prior year period, partially offset by $0.2 million of additional provision associated with credit downgrades and lower estimated real estate values on certain properties collateralizing nonaccrual loans. Total loans outstanding grew by $40 million in the 2009 period, compared to $108 million in the 2008 period.

Noninterest Income

Noninterest income decreased by $1.9 million to $0.2 million in 6mths-09, from $2.1 million in 6mths-08. The decrease was due to $0.7 million of impairment charges on trust preferred security investments (see note 3 to the condensed consolidated financial statements in this report), a $0.5 million decrease in income from early repayment of loans and a $0.5 million decrease in income from calls of investment securities (such income consists of the immediate recognition of any remaining unamortized premium or discount at time the security is called).

Noninterest Expenses

Noninterest expenses increased by $4.8 million to $12.5 million in 6mths-09, from $7.7 million in 6mths-08. The increase was primarily due to a $2.2 million increase in FDIC insurance premiums, a $1.1 million increase in expenses associated with nonperforming assets and a $1.0 million increase in losses from the early extinguishment of debentures. These losses represent unamortized issuance costs that were expensed in connection with the repayment of debentures prior to their stated maturity as detailed in note 7 to the condensed consolidated financial statements in this report. The reasons for the change in FDIC insurance premiums and expenses associated with nonperforming assets are the same as those described in the “Comparison of Results of Operations for the Quarters Ended June 30, 2009 and 2008.”

Provision for Income Taxes

The provision for income taxes decreased by $2.2 million to $0.9 million in 6mths-09, from $3.1 million in 6mths-08, due to a decrease in pre-tax income and a $0.2 million refund of prior year income taxes paid as noted in the “Comparison of Results of Operations for the Quarters Ended June 30, 2009 and 2008.” The Company’s effective income tax rate (inclusive of state and local taxes) was to 35.2% in the 2009 period, compared 43.0% in the 2008 period. The lower rate was due to the tax refund.

Off-Balance Sheet and Other Financing Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For a further discussion of these financial instruments, see note 11 to the condensed consolidated financial statements included in this report.

Liquidity and Capital Resources

General. The Company manages its liquidity position on a daily basis to assure that funds are available to meet its operating requirements, loan and investment commitments, deposit withdrawals and debt service obligations. Primary sources of funds currently consist of the following: retail deposits obtained through INB’s branch offices and the mail; principal repayments of loans; maturities and calls of securities; borrowings from the federal funds market and through FHLB advances; and cash flow provided by operating activities. For additional detail concerning the Company’s actual cash flows, see the condensed consolidated statements of cash flows included in this report.

Intervest National Bank. INB’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its loans and the rates offered on its deposits. INB needs to pay competitive interest rates to attract and retain deposits to fund its loan originations.

INB relies heavily on certificates of deposit (time deposits) as its main source of funds. Consolidated deposits amounted to $1.99 billion at June 30, 2009 and time deposits represented 78% or $1.55 billion of those deposits, down from 82% at December 31, 2008, which reflects a 30% increase in money market deposit accounts to $427 million at June 30, 2009. Time deposits of $100,000 or more at June 30, 2009 totaled $693 million, compared to $663 million at December 31, 2008, and included $173 million of brokered deposits at each date. Brokered deposits had a weighted average remaining term and stated interest rate of 3.4 years and 5.07%, respectively, at June 30, 2009 and $21.5 million of those deposits mature by June 30, 2010. INB’s brokered deposits are sold by investment firms, which are paid a fee by INB for placing the deposit. INB must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Additionally, INB has agreed with the OCC not to have its total brokered deposits exceed 10% of INB’s total deposits without obtaining permission from the OCC. Time deposits are the only deposit accounts offered by INB that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. At June 30, 2009, $640 million, or 41%, of INB’s total time deposits mature by June 30, 2010. INB expects to retain or replace a significant portion of such deposits based on its competitive pricing and historical experience.

INB also borrows funds on an overnight or short-term basis to manage its liquidity needs. At June 30, 2009, INB had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. As a member of the FHLB of New York and FRB of New York, INB can also borrow from these institutions on a secured basis. At June 30, 2009, INB had $51 million of FHLB advances outstanding, which mature at various times beginning in March 2010 through September 2013, of which $10 million will mature by June 30, 2010. At June 30, 2009, INB had available collateral consisting of investment securities to support additional total secured borrowings of $488 million if needed. INB expects to have the flexibility to either repay or rollover its outstanding borrowings as they mature. The disruption in the credit markets that began in 2008 has not affected INB’s access to ordinary course borrowings.

INB invests in U.S. government agency debt obligations to emphasize safety and liquidity. All of INB’s security investments are classified as held to maturity, and nearly all of the securities have fixed rates of interest or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty. At June 30, 2009, the securities held to maturity portfolio had a weighted-average remaining maturity of 4.7 years, and $13 million, or 2%, of the portfolio matures by June 30, 2010. INB expects to reinvest the proceeds from these maturities as well as any calls into new securities. INB’s loan-to-deposit ratio was 82% at June 30, 2009 compared to 85% at December 31, 2008. INB’s goal is to target its loan-to-deposit ratio at approximately 85%.

INB had cash and short-term investments of $20 million at June 30, 2009 and $237 million of its loan portfolio (excluding nonaccrual loans) matures by June 30, 2010. INB expects to extend or refinance a portion of these maturing loans. At June 30, 2009, INB had commitments to lend of $60 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described above.

In April 2009, INB agreed with the OCC, its primary regulator, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%. At June 30, 2009, INB’s actual capital ratios exceeded these specified percentages and it had excess regulatory capital to support an additional $231 million of asset growth and still be in compliance with this new threshold. See the section entitled “Regulatory Capital” and notes 12 and 16 to the condensed consolidated financial statements in this report for a further discussion of regulatory capital.

Intervest Mortgage Corporation. Since early 2008, IMC has been applying the proceeds received from its maturing loans to the repayment of its outstanding debentures, which have a higher cost than INB’s sources of funds. In the first half of 2009, IMC sold $20 million of its performing loans to INB at cost to provide additional funds on hand for the early repayment of debentures. In the first half of 2009, IMC repaid $30 million of its outstanding debentures. At June 30, 2009, IMC had cash and short-term investments of $10.8 million and $10.5 million of debentures and related accrued interest payable outstanding. IMC will have repaid its remaining outstanding debentures by August 1, 2009. Management intends to combine IMC into INB, whereby INB would acquire all of the remaining net assets of IMC, including its outstanding loan portfolio, by the end of 2009. Any such transaction would be subject to regulatory approval and would result in a $31 million net increase to INB’s capital. Upon the redemption of IMC’s remaining issued and outstanding debentures as noted above, effective August 1, 2009, IMC will no longer be required to file its own separate reports on Forms 10-K, 10-Q and 8-K with the Securities and Exchange Commission.

Intervest Bancshares Corporation. IBC’s current sources of funds are derived from the following: interest income from short-term investments; monthly dividends from INB; and monthly management fees from IMC and INB for providing these subsidiaries with certain administrative services. IBC’s historical sources of capital have been derived from the issuance of its common stock through public offerings, exercise of common stock warrants and conversion of debentures; the issuance of trust preferred securities through its wholly owned business trusts; and the direct issuance of other subordinated debentures to the public.

As more fully described in note 10 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008, on December 23, 2008, IBC sold to the U.S. Treasury 25,000 shares of its 5% Fixed Rate Cumulative Perpetual Preferred Stock, Series A, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. The $25 million of proceeds was invested by IBC into INB as a capital contribution. IBC, through its wholly owned business trusts, also has $56.7 million of trust preferred securities outstanding at June 30, 2009 and $55.0 million (representing outstanding debentures net of IBC’s common stock investments in the trusts) qualified for and was included in regulatory Tier 1 capital. The proceeds from these securities have also been invested in INB at various times through capital contributions. The securities have fixed rates of interest for the initial five-year period and thereafter variable rates and contractually mature at various times through 2036.

INB provides funds to IBC for the cash dividend requirements on the preferred stock and for the debt service on trust preferred securities in the form of cash dividends paid to IBC, which totaled $4.2 million annually as of June 30, 2009. If INB is unable to pay cash dividends to IBC, IBC may not be able to service its debt, pay its other obligations, or pay cash dividends on its outstanding common or preferred stock. At June 30, 2009, IBC had $6.3 million in cash and short-term investments.

Other. Additional information concerning securities held to maturity, FHLB advances, outstanding time deposits and debentures, including interest rates and maturity dates, can be found in notes 3, 6, 7 and 8 of the notes to the condensed consolidated financial statements included in this report. Additional information regarding trust preferred securities can be found in note 9 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. IBC, INB and IMC each consider their current liquidity and sources of funds sufficient to satisfy their outstanding lending commitments, if any, and maturing liabilities.

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

Regulations require banks to maintain regulatory defined minimum Tier 1 leverage and Tier 1 and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At June 30, 2009, INB maintained its capital at levels to be classified as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. In April 2009, INB agreed with the OCC, its primary regulator, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%. INB met its capital adequacy requirements as of June 30, 2009 and December 31, 2008. As of the date of filing of this report on Form 10-Q, management is not aware of any conditions or events that would have changed INB’s or IBC’s compliance with each of its regulatory capital requirements.

Information regarding INB’s regulatory capital and related ratios is summarized as follows:

($ in thousands)	At June 30, 2009	At December 31, 2008
Tier 1 Capital	$229,652	$228,435
Tier 2 Capital	23,860	22,674
Total risk-based capital	$253,512	$251,109
Net risk-weighted assets	$1,901,242	$1,809,079
Average assets for regulatory purposes	$2,311,501	$2,116,762
Tier 1 capital to average assets	9.94%	10.79%
Tier 1 capital to risk-weighted assets	12.08%	12.63%
Total capital to risk-weighted assets	13.33%	13.88%

IBC on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At June 30, 2009 and December 31, 2008, IBC met its capital adequacy requirements.

Information regarding consolidated regulatory capital and related ratios is summarized below:

($ in thousands)	At June 30, 2009	At December 31, 2008
Tier 1 Capital (1)	$268,137	$266,974
Tier 2 Capital	24,292	23,455
Total risk-based capital	$292,429	$290,429
Net risk-weighted assets	$1,935,594	$1,871,343
Average assets for regulatory purposes	$2,359,924	$2,186,753
Tier 1 capital to average assets	11.36%	12.21%
Tier 1 capital to risk-weighted assets	13.85%	14.27%
Total capital to risk-weighted assets	15.11%	15.52%

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

These new limits were scheduled to take effect on March 31, 2009, pursuant to a final rule adopted by the Board on March 10, 2005. This delay will further the Board’s efforts, as well as the efforts of the other Federal banking agencies and the U.S. Department of the Treasury, to respond to the current financial markets. Until the new effective date in 2011, all BHCs may include cumulative perpetual preferred stock and trust preferred securities in Tier 1 capital up to 25 percent of total core capital elements (excluding senior preferred stock issued to the U.S. Treasury, all of which qualifies as Tier 1 capital without restriction). See page 54 of the Company’s annual report on Form 10-K for the year ended December 31, 2008 for a more detailed discussion of the new requirements.

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

At June 30, 2009, the Company’s interest-bearing liabilities that are scheduled to mature or reprice within one-year exceeded its interest-earning assets that are scheduled to mature or reprice within one-year. This one-year interest rate sensitivity gap amounted to a negative $659 million, or (27.7)% of total assets, at June 30, 2009, compared to a negative gap of $425 million, or (18.7)% of total assets at December 31, 2008. As a result of the negative one-year gap, the Company continues to be “liability-sensitive,” indicating that its interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than its interest-earning assets.

The change in the one-year gap from December 31, 2008 was primarily due to the following: the continued runoff of accruing loans with a repricing or remaining maturity of less than one year being replaced with new fixed rate loans with maturities averaging 5.3 years, an increase in nonaccrual loans and purchases of security investments with maturities averaging 4.9 years. The new loans and securities have been funded through an increase in money market accounts and certificate of deposit accounts. INB’s deposit flows and deposit rates offered are monitored daily and adjusted as needed. Beginning in the fourth quarter of 2008, INB has emphasized the attraction of longer-term deposits by being very competitive with the rates offered on these products and less so on the rates offered for shorter-term deposits. Notwithstanding this strategy, INB has still experienced a significant inflow of money market deposit accounts. There can be no assurance that the behavior of depositors will match the expectations of management. INB’s objective is to maintain its deposit rates at levels that will promote a stable deposit base and at the same time adjust to its cash flow needs.

INB, whose assets represent 98% of consolidated assets, performs internal analyses by preparing interest rate shock scenarios (representing the effects of specific interest rate changes on its net interest income and capital) to its basic one-year gap model as a quantitative tool to measure the amount of INB’s interest rate risk associated with changing market interest rates. Based on the June 30, 2009 negative one-year gap adjusted for various assumptions, if market rates were assumed to immediately increase by either 100, 200 or 300 basis points, INB’s annualized net interest income would be reduced in each scenario from current levels by an estimated 13%, 26% and 39%, respectively. It should be noted that for purposes of computing the one-year interest rate sensitivity gap, all of INB’s deposits with no stated maturities are treated as readily accessible accounts (as noted in footnote 3 to the GAP table follows), which contributes significantly to the liability sensitive position reported per the one-year gap. However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by INB did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year interest rate sensitivity gap would have computed to be a negative 14% at June 30, 2009, compared to a negative 7% at December 31, 2008, which would have resulted in a significantly lower level of perceived interest rate sensitivity when using gap analysis for such measure. INB continues to explore the use of interest rate swaps or caps as another tool to manage its interest rate risk.

The table that follows summarizes interest-earning assets and interest-bearing liabilities as of June 30, 2009, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Loans (1)	$199,758	$198,037	$869,057	$358,356	$1,625,208
Securities held to maturity (2)	14,088	64,987	304,282	183,365	566,722
Short-term investments	7,246	-	-	-	7,246
FRB and FHLB stock	5,531	-	-	4,398	9,929
Total rate-sensitive assets	$226,623	$263,024	$1,173,339	$546,119	$2,209,105
Deposit accounts (3) :
Interest checking deposits	$5,919	$-	$-	$-	$5,919
Savings deposits	9,221	-	-	-	9,221
Money market deposits	426,931	-	-	-	426,931
Certificates of deposit	196,308	443,534	631,774	278,524	1,550,140
Total deposits	638,379	443,534	631,774	278,524	1,992,211
FHLB advances	-	10,000	36,500	4,000	50,500
Debentures and mortgage note payable (1)	56,392	-	10,310	176	66,878
Accrued interest on all borrowed funds	657	-	-	-	657
Total borrowed funds	57,049	10,000	46,810	4,176	118,035
Total rate-sensitive liabilities	$695,428	$453,534	$678,584	$282,700	$2,110,246
GAP (repricing differences)	$(468,805)	$(190,510)	$494,755	$263,419	$98,859
Cumulative GAP	$(468,805)	$(659,315)	$(164,560)	$98,859	$98,859
Cumulative GAP to total assets	(19.7)%	(27.7)%	(6.9)%	4.2%	4.2%

Significant assumptions used in preparing the gap table above follow:

(1)

Adjustable-rate loans and debentures payable are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans, debentures payable and FHLB advances are scheduled, including repayments, according to their contractual maturities. Certain debentures that have been identified to be repaid prior to their contractual maturity are scheduled according to the repayment date. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $129.8 million and foreclosed real estate of $18.2 million are also excluded from the table although some portion is expected to return to an interest-earning status in the near term.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending, deposit-taking and borrowing activities. The Company has not engaged in and accordingly has no present risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of June 30, 2009 and December 31, 2008, which reflect changes in market prices and rates, can be found in note 14 to the condensed consolidated financial statements included in this report.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not Applicable

ITEM 1A. Risk Factors

References in this section to “we,” “us,” and “our” refer to IBC and its consolidated subsidiaries, unless otherwise specified. References to “INB” refer to our subsidiary, Intervest National Bank. This item requires disclosure of any new or material changes to our risk factors disclosed in our Form 10-K for the year ended December 31, 2008, where such factors are discussed on pages 24 through 29. The following also needs to be considered.

Our operations and activities are now subject to heightened regulatory oversight which will increase our operating expenses and may negatively impact our ability to grow our business.

On April 7, 2009, Intervest National Bank (INB) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), which requires INB to (1) appoint a Compliance Committee to monitor and coordinate INB’s adherence to the MOU and to submit progress reports to the OCC; (2) develop and implement a Strategic Plan in accordance with guidelines set forth in the MOU; (3) review and revise INB’s Contingency Funding Plan to address matters outlined in the MOU; (4) develop and implement a written program to improve credit risk management processes that are consistent across INB’s two primary markets; (5) develop and implement a three-year capital program in accordance with guidelines set out in the MOU; and (6) review and revise INB’s interest rate risk policy and procedures to address matters set forth in the MOU. Management has commenced the steps necessary to satisfy the conditions of the MOU and is committed to addressing and resolving any and all issues presented therein, including interest rate and liquidity risk and capital adequacy. INB has also agreed with the OCC to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%. At June 30, 2009, INB’s actual capital ratios were in excess of these levels at 9.94%, 12.08% and 13.33%, respectively. Based on this new threshold established by the OCC, INB’s available asset growth as of June 30, 2009 is $231 million. As a result of the above, our operations, lending activities and capital levels are now subject to heightened regulatory oversight, over and above the extensive regulation which normally applies to us under existing regulations, which will increase our expenses and may negatively impact our ability to grow our business. In addition, failure by INB to comply with these heightened requirements could lead to additional regulatory actions, more expenses and other restrictions.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	An Annual Meeting of Stockholders was held on May 20, 2009.
(b)

Pursuant to the Company’s charter and bylaws, one-third of the directors are elected by the holders of Class A common stock and two-thirds are elected by holders of Class B common stock. On all other matters, Class A and Class B common stockholders vote together as a single class.

Each of the persons named in the Proxy Statement dated April 8, 2009 as a nominee for director was elected for a one-year term expiring on the date of the next annual meeting. Additionally, the Company’s stockholders approved a non-binding advisory proposal on the compensation of executives disclosed in the proxy statement and ratified the appointment of Hacker, Johnson & Smith, P.A., P.C., as the Company’s independent registered public accounting firm for the year ended December 31, 2009 (see Item 4-c).

(c)	The table that follows summarizes voting results on the matters submitted to the Company’s common stockholders:

	For	Withheld Authority
Election of Directors – Class A
Michael A. Callen	7,050,858	100,506
Wayne F. Holly	6,543,389	607,975
Lawton Swan, III	7,050,654	100,710
Election of Directors - Class B
Lowell S. Dansker	580,000	-
Paul DeRosa	580,000	-
Stephen A. Helman	580,000	-
Thomas E. Willett	580,000	-
David J. Willmott	580,000	-
Wesley T. Wood	580,000	-
	For	Against	Abstained
To approve a non-binding advisory proposal on the compensation of executives disclosed in the proxy statement
Class A shareholders (1)	6,739,735	196,243	215,286
Class B shareholders	580,000	-	-
To ratify the appointment of Hacker, Johnson & Smith, P.A., P.C., as the Company’s independent registered public accounting firm for 2009
Class A shareholders (2)	7,119,756	23,770	7,838
Class B shareholders	580,000	-	-

(1) Broker nonvotes were 48,419. (2) Broker nonvotes were 48,417.

(d)	Not Applicable

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: July 30, 2009	By: /s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Executive Vice President
(Principal Executive Officer)

Date: July 30, 2009	By: /s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)