Form 10-Q
period 2009-09-30
INTERVEST BANCSHARES CORP
filed 2009-10-29
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:
Class A Common Stock, $1.00 par value per share	7,690,812 outstanding as of October 29, 2009
Class B Common Stock, $1.00 par value per share	580,000 outstanding as of October 29, 2009

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

FORM 10-Q

September 30, 2009

Private Securities Litigation Reform Act Safe Harbor Statement

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations concerning future events affecting the Company and are subject to uncertainties and factors relating to the Company’s operations and the economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company’s risk factors are disclosed in the “Risk Factors” section of the Company’s 2008 annual report on Form 10-K, where such factors are discussed on pages 24 through 29, and updated for any new or material changes in such factors in Item 1A of Part II of this report on Form 10-Q.

PART 1. FINANCIAL INFORMATION - ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At September 30, 2009	At December 31, 2008

ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$10,546	$13,170
Federal funds sold, commercial paper and other short-term investments	20,114	41,733

Total cash and cash equivalents	30,660	54,903

Securities held to maturity, net (estimated fair value of $596,855 and $475,100, respectively)	598,313	475,581
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	9,929	8,901
Loans receivable (net of allowance for loan losses of $31,815 and $28,524, respectively)	1,664,249	1,677,187
Accrued interest receivable	10,965	11,965
Loan fees receivable	7,928	8,590
Premises and equipment, net	5,037	5,415
Foreclosed real estate (net of valuation allowance of $1,206 and $518, respectively)	32,915	9,081
Deferred income tax asset	16,165	13,503
Deferred debenture offering costs, net	899	2,750
Other assets	5,110	3,957

Total assets	$2,382,170	$2,271,833

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$4,015	$3,275
Interest-bearing deposit accounts:
Checking (NOW) accounts	7,672	4,512
Savings accounts	10,863	8,262
Money market accounts	468,808	328,660
Certificate of deposit accounts	1,521,637	1,519,426

Total deposit accounts	2,012,995	1,864,135

Borrowed Funds:
Federal Home Loan Bank advances	50,500	50,500
Subordinated debentures	-	40,000
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	174	2,180
Mortgage note payable	171	184

Total borrowed funds	107,547	149,566

Accrued interest payable on deposits	4,510	6,868
Mortgage escrow funds payable	34,895	24,028
Other liabilities	8,604	15,262

Total liabilities	2,168,551	2,059,859

STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 issued and outstanding)	25	25
Additional paid-in-capital, preferred	24,975	24,975
Preferred stock discount	(1,630)	(1,920)
Class A common stock ($1.00 par value; 12,000,000 shares authorized; 8,095,151 shares issued; and 7,690,812 outstanding)	8,095	8,095
Class B common stock ($1.00 par value; 700,000 shares authorized; and 580,000 shares issued and outstanding, respectively)	580	580
Additional paid-in-capital, common	81,311	81,157
Retained earnings	110,263	109,062
Treasury common stock (404,339 shares, at cost)	(10,000)	(10,000)

Total stockholders’ equity	213,619	211,974

Total liabilities and stockholders’ equity	$2,382,170	$2,271,833

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended September 30,		Nine-Months Ended September 30,

($ in thousands, except per share data)	2009	2008	2009	2008

INTEREST AND DIVIDEND INCOME
Loans receivable	$26,581	$28,840	$79,277	$82,704
Securities	4,356	4,642	13,129	13,974
Other interest-earning assets	2	26	16	394

Total interest and dividend income	30,939	33,508	92,422	97,072

INTEREST EXPENSE
Deposits	18,711	19,896	57,468	60,659
Subordinated debentures	58	1,279	796	4,226
Subordinated debentures - capital securities	660	881	2,188	2,653
Other borrowed funds	495	368	1,468	531

Total interest expense	19,924	22,424	61,920	68,069

Net interest and dividend income	11,015	11,084	30,502	29,003
Provision for loan losses	2,396	3,446	6,939	8,462

Net interest and dividend income after provision for loan losses	8,619	7,638	23,563	20,541

NONINTEREST INCOME
Income from the early repayment of mortgage loans	614	1,501	734	2,192
Income from mortgage lending activities	269	582	828	1,316
Customer service fees	84	309	304	535
(Loss) gain from early call of investment securities	(163)	(74)	(269)	357
Impairment writedown on investment securities	(709)	-	(1,372)	-

Total noninterest income	95	2,318	225	4,400

NONINTEREST EXPENSES
Salaries and employee benefits	1,612	1,455	4,717	4,331
Occupancy and equipment, net	461	446	1,448	1,315
FDIC and general insurance	1,249	434	4,331	1,297
Professional fees and services	505	322	1,303	1,161
Data processing	279	257	830	758
Director and committee fees	101	80	294	248
Stationery, printing and supplies	34	34	143	139
Advertising and promotion	25	71	140	185
Postage and delivery	28	24	84	82
Real estate activities expense	2,365	1,901	4,374	2,828
Loss on the early extinguishment of debentures	542	125	1,702	243
All other	135	127	463	404

Total noninterest expenses	7,336	5,276	19,829	12,991

Earnings before income taxes	1,378	4,680	3,959	11,950
Provision for income taxes	627	2,054	1,535	5,182

Net earnings	751	2,626	2,424	6,768
Preferred stock dividend requirements and discount amortization	(409)	-	(1,223)	-

Net earnings available to common stockholders	$342	$2,626	$1,201	$6,768

Basic earnings per common share	$0.04	$0.32	$0.14	$0.82
Diluted earnings per common share	$0.04	$0.32	$0.14	$0.82
Cash dividends per common share	$-	$-	$-	$0.25

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine-Months Ended September 30,

	2009		2008

($ thousands)	Shares	Amount	Shares	Amount

PREFERRED STOCK
Balance at beginning and end of period	25,000	$25	-	$-

ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning and end of period		24,975		-

PREFERRED STOCK DISCOUNT
Balance at beginning of period		(1,920)		-
Amortization of preferred stock discount		290		-
Balance at end of period		(1,630)		-

CLASS A COMMON STOCK
Balance at beginning and end of period	8,095,151	8,095	8,095,151	8,095

CLASS B COMMON STOCK
Balance at beginning of period	580,000	580	385,000	385
Issuance of shares upon the exercise of warrants	-	-	195,000	195
Balance at end of period	580,000	580	580,000	580

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		81,157		77,176
Issuance of shares upon the exercise of Class B warrants, inclusive of income tax benefits		-		1,608
Compensation expense related to common stock options		154		166
Balance at end of period		81,311		78,950

RETAINED EARNINGS
Balance at beginning of period		109,062		103,905
Net earnings		2,424		6,768
Cash dividends on common stock		-		(2,068)
Preferred stock dividend requirements and discount amortization		(1,223)		-
Balance at end of period		110,263		108,065

TREASURY COMMON STOCK
Balance at beginning and end of period	(404,339)	(10,000)	(404,339)	(10,000)

Total stockholders’ equity at end of period	8,295,812	$213,619	8,270,812	$186,230

Preferred stockholder’s equity	25,000	$23,370	-	$-
Common stockholders’ equity	8,270,812	190,249	8,270,812	186,230
Total stockholders’ equity at end of period	8,295,812	$213,619	8,270,812	$186,230

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Months Ended September 30,

($ in thousands)	2009	2008
OPERATING ACTIVITIES
Net earnings	$2,424	$6,768
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	388	418
Provision for loan losses	6,939	8,462
Deferred income tax benefit	(2,662)	(1,642)
Amortization of deferred debenture offering costs	136	639
Compensation expense related to common stock options	154	166
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(2,407)	(4,459)
Net gain from sale of foreclosed real estate	(10)	-
Impairment writedowns on investment securities	1,372	-
Net loss on early extinguishments of debentures	1,702	243
Writedowns of foreclosed real estate	688	-
Net decrease in accrued interest payable on debentures	(2,000)	(431)
Net decrease in official checks outstanding	(7,267)	(5,755)
Net decrease in loan fees receivable	662	909
Net change in all other assets and liabilities	234	957
Net cash provided by operating activities	353	6,275
INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	438,808	286,903
Purchases of securities held to maturity	(563,744)	(353,255)
Net increase in loans receivable	(17,578)	(105,710)
Sales of foreclosed real estate	48	-
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock, net	(1,028)	(4,561)
Purchases of premises and equipment, net	(10)	(60)
Net cash used by investing activities	(143,504)	(176,683)
FINANCING ACTIVITIES
Net increase in deposits	148,860	75,646
Net increase in mortgage escrow funds payable	10,867	9,472
Net increase in Federal Home Loan Bank advances	-	95,200
Principal repayments of debentures and mortgage note payable	(40,013)	(20,762)
Cash dividends paid to preferred stockholder	(806)	-
Cash dividends paid to common stockholders	-	(2,068)
Cash received from issuance of common stock upon exercise of stock warrants	-	1,467
Excess tax benefit from exercise of stock warrants recorded to paid in capital	-	336
Net cash provided by financing activities	118,908	159,291
Net decrease in cash and cash equivalents	(24,243)	(11,117)
Cash and cash equivalents at beginning of period	54,903	33,086
Cash and cash equivalents at end of period	$30,660	$21,969

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$66,148	$69,885
Income taxes	4,763	6,827
Noncash activities:
Loans transferred to foreclosed real estate	27,210	25,099
Loans to finance sales of foreclosed real estate	2,650	-
Preferred stock dividend requirements and amortization of discount	1,223	-

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Principles of Consolidation, Basis of Presentation and Use of Estimates

The condensed consolidated financial statements of Intervest Bancshares Corporation and Subsidiaries (the “Company”) in this report on Form 10-Q have not been audited except for information derived from the Company’s 2008 audited consolidated financial statements and notes thereto and should be read in conjunction with the Company’s 2008 annual report on Form 10-K. Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (GAAP) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry and are consistent with those described in note 1 to the consolidated financial statements included in the Company’s 2008 annual report on Form 10-K, as updated by the information contained in this Form 10-Q. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation allowance for real estate losses and the other than temporary impairment of security investments. In the opinion of management, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period. Management has evaluated all significant events and transactions that occurred after September 30, 2009 through the date of filing of this Form 10-Q for potential recognition or disclosure in these condensed consolidated financial statements.

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

IBC’s principal business is the ownership and operation of its subsidiaries. From time to time, it also engages in a limited amount of real estate mortgage lending, including participation in loans originated by INB. IBC also issues debt and equity securities to raise funds for working capital purposes as needed. IBC also has four other wholly owned subsidiaries, Intervest Statutory Trust II, III, IV and V that are unconsolidated entities as required by GAAP. These entities are statutory business trusts formed for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to IBC. They do not conduct any trade or business. As discussed in note 10 to the consolidated financial statements in the Company’s 2008 annual report on Form 10-K, pursuant to the U.S. Treasury’s Capital Purchase Program, in December 2008 IBC sold to the U.S. Treasury 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. The preferred stock carries a 5% annual cumulative preferred dividend rate, payable quarterly, which increases to 9% after five years. Both IBC and INB maintained capital ratios in excess of well-capitalized levels prior to and after this investment.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 - Description of Business - Continued

INB also provides internet banking services through its web site: www.intervestnatbank.com, which also attracts deposit customers from outside its primary market areas. Information on this web site is not and should not be considered part of this report and is not incorporated herein by reference. The deposits, together with funds generated from operations, principal repayments on loans and securities and other sources, are mainly used to originate mortgage loans secured by commercial and multifamily real estate and to purchase investment securities. INB maintains capital ratios in excess of applicable regulatory requirements to be designated as a well-capitalized institution. On April 7, 2009, INB entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), it primary regulator, and also agreed with the OCC to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations. See note 12 and 16 for a further discussion of INB’s regulatory capital requirements.

IMC’s business focused on the origination of first and junior mortgage loans secured by commercial and multifamily real estate, and it also provided loan origination services to INB, its affiliate, through an intercompany service agreement. IMC funded its loan originations through the issuance of subordinated debentures in public offerings. Since early 2007, competitive market conditions and lower pricing for new loans have decreased IMC’s loan originations significantly from its historical levels, and only one loan has been originated since December 31, 2007. As a result, IMC has been applying the proceeds from loan repayments to redeem its outstanding debentures, in many cases prior to contractual maturity. As of September 30, 2009, IMC has repaid all of its outstanding debentures. At September 30, 2009, IMC had total assets of $22 million, consisting primarily of $18 million in loans, and stockholder’s equity of $21 million. In light of the significant reduction in IMC’s business activities, effective January 1, 2009, the employees of IMC became employees of INB and they continue to perform loan origination services for INB consistent with past practice. Certain personnel of INB administer the remaining net assets of IMC and IMC reimburses INB monthly for the cost of such services. Intercompany fee income and expenses are eliminated in the consolidated financial statements. Management intends for INB to eventually acquire all of the remaining net assets of IMC and IMC would be subsequently dissolved. In the first nine months of 2009, INB has acquired $30.8 million of performing loans from IMC at cost. Any future transactions continue to be subject to regulatory approval and no assurance can be given that such approval will be received. Since IMC no longer has outstanding debentures as noted above, it no longer files its own separate reports on Forms 10-K, 10-Q and 8-K with the Securities and Exchange Commission. In September 2009, IMC paid a cash dividend to IBC in the amount of $9.3 million which was used by IBC to make an additional capital investment in INB for the same amount.

The Company’s lending activities are comprised almost entirely of the origination for its loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and vacant land). Loans in the portfolio had an average life of approximately 4 years at September 30, 2009. The Company does not own or originate construction/development loans or condominium conversion loans.

The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State and the State of Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens, Long Island, Staten Island and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Orlando, Fort Lauderdale, Hollywood and Miami. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At September 30, 2009, the Company also had loans on properties in Alabama, Connecticut, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia.

The Company’s revenues consist of interest, dividends and fees earned on its interest-earning assets, which are comprised of mortgage loans, securities and other short-term investments, and noninterest income. The Company’s expenses consist of interest paid on its interest-bearing liabilities, which are comprised of deposits, debentures and other borrowings, as well as its operating and general expenses.

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

The Company’s noninterest income consists mostly of loan and other banking fees as well as income from loan prepayments. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and/or interest in certain cases, in accordance with the prepayment provisions of the mortgage loan. The Company’s income from loan prepayments fluctuates and cannot be predicted. Normally, loan prepayments tend to increase during periods of declining interest rates and tend to decrease during periods of increasing interest rates. However, given the nature and type of mortgage loans the Company originates, including their short average life, the Company may still experience loan prepayments notwithstanding the effects of movements in interest rates.

The Company’s noninterest expenses consist of the following: salaries and employee benefits; occupancy and equipment; data processing; advertising and promotion; professional fees and services; FDIC insurance; general insurance; real estate activities; and other operating and general expenses. The Company’s profitability is also significantly affected by general and local economic conditions, competition, changes in market interest rates, changes in real estate values, government policies and actions of regulatory authorities.

The Company continues to be negatively impacted by the weak economy, increased vacancy rates and lower real estate values, all of which have resulted in a higher level of nonperforming assets. As described in more detail elsewhere in this report, nonperforming assets at September 30, 2009 amounted to $164.6 million, or 6.91% of total assets, compared to $117.7 million, or 5.18%, at December 31, 2008. At September 30, 2009, nonperforming assets were comprised of $131.7 million of nonaccrual loans, or 38 loans, and $32.9 million (net of a $1.2 million valuation allowance) of real estate acquired through foreclosure, or 9 properties. At September 30, 2009, the Company also had $71.2 million of accruing restructured loans on which the Company has granted certain concessions to provide payment relief generally consisting of the deferral of principal payments and/or a partial reduction in interest payments for a period of time. At September 30, 2009 and December 31, 2008, a specific valuation allowance (included as part of the overall allowance for loan losses) in the aggregate amount of $13.5 million and $8.2 million, respectively, was maintained on nonaccrual and restructured loans, all of which are considered impaired loans.

The Company is taking various steps to resolve its nonaccrual loans, including proceeding with foreclosures on many of the collateral properties, working with certain borrowers to provide payment relief and, in limited cases, accepting partial payment as full satisfaction of a nonaccrual loan. In the third quarter of 2009, nonperforming assets with an original carrying value of $23.3 million were repaid or sold for total proceeds of $22.8 million. The Company believes that concentrating its effort towards the individual collection of nonaccrual loans either through the restructure of certain loans or through the acquisition and eventual sale of the collateral properties will in most cases maximize the recovery of its investment. The ability to complete foreclosure or other proceedings to acquire and sell certain collateral properties however continues to be delayed by various factors including bankruptcy proceedings and an overloaded court system. As a result of these delays, the timing and amount of the resolution/disposition of nonaccrual loans as well as foreclosed real estate cannot be predicted with certainty. In addition, if the current downturn in commercial real estate values and local economic conditions in both New York and Florida as well as other factors noted above continue for an additional extended period, it could have an adverse impact on the Company’s future asset quality and level of nonperforming assets, charge offs and profitability. There can be no assurance that the Company will not have significant additional loan loss provisions or expenses in connection with the ultimate collection of nonaccrual loans or in carrying and disposing of foreclosed real estate.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity
At September 30, 2009
U.S. government agencies (1)	361	$591,653	$3,237	$1,087	$593,803	2.87%	4.4 Years
Corporate (2)	8	6,660	-	3,608	3,052	2.64%	23.9 Years
	369	$598,313	$3,237	$4,695	$596,855	2.86%	4.6 Years
At December 31, 2008
U.S. government agencies (1)	305	$467,550	$3,288	$365	$470,473	3.77%	3.9 Years
Corporate (2)	8	8,031	-	3,404	4,627	5.32%	24.6 Years
	313	$475,581	$3,288	$3,769	$475,100	3.80%	4.2 Years
(1)	Consist of debt obligations of U.S. government sponsored agencies - FHLB, FNMA, FHLMC or FFCB.
(2)	Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry. The amortized cost reported as of September 30, 2009 is net of $1.4 million of impairment charges, of which $0.3 million, $0.4 million and $0.7 million was recorded in the first, second and third quarter of 2009, respectively.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

($ in thousands)	Number of Securities	Less Than Twelve Months		Twelve Months or Longer		Total
		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At September 30, 2009
U.S. government agencies	98	$148,886	$1,063	$3,981	$24	$152,867	$1,087
Corporate	8	-	-	3,052	3,608	3,052	3,608
	106	$148,886	$1,063	$7,033	$3,632	$155,919	$4,695
At December 31, 2008
U.S. government agencies	33	$49,116	$354	$4,033	$11	$53,149	$365
Corporate	8	-	-	4,627	3,404	4,627	3,404
	41	$49,116	$354	$8,660	$3,415	$57,776	$3,769

Management believes that the cause of unrealized gains and losses on the agency securities portfolio is directly related to changes in market interest rates, which has been consistent with its experience. In general, as interest rates rise, the estimated fair value of fixed-rate securities will decrease; as interest rates fall, their value will increase. Nearly all of the securities in the agency portfolio have fixed interest rates or have predetermined scheduled rate increases and have call features that allow the issuer to call the security at par before its stated maturity without penalty. INB, which holds the portfolio, also has the ability and intent to hold all of the investments for a period of time sufficient for the estimated fair value of the securities to recover, which may be at time of maturity. Historically, INB has always recovered the cost of its investments in U.S. government agency securities upon maturity. Management views all the gross unrealized losses related to the agency portfolio to be temporary for the reasons noted above. The estimated fair values disclosed in the table above on U.S government agency securities are obtained from third-party brokers who provide quoted prices derived from active markets for identical or similar securities.

INB also owns corporate securities (as described in footnote 2 under the first table above) that are also classified as held to maturity. In addition to the impact of changing interest rates, the estimated fair value of these securities have been and continue to be very depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and a weak economy, all of which has severely reduced the demand for these securities and rendered their trading market inactive. In the first nine months of 2009, other than temporary impairment (“OTTI”) charges of $1.4 million were recorded on these securities which are detailed in the table that follows. Management concluded that an adverse change in the estimated future cash flows for six trust preferred securities had occurred to such a level that these securities have been other than temporarily impaired. The OTTI conclusion was based on an increase in the aggregate amount of deferred and defaulted interest payments on the underlying collateral by the issuing banks such that it is no longer probable that INB will recover its full investment in the applicable security over time as indicated by an expected cash flow analysis prepared by a third party broker utilizing GAAP guidance.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities, Continued

The aggregate of defaults and deferrals on each of the two remaining trust preferred securities was not at a level to reach the same conclusion. There can be no assurance that there will not be further write downs in the future on trust preferred securities INB owns as conditions change. There were no securities classified as available for sale or sales of securities during the reporting periods in this report.

The following table provides various information regarding trust preferred securities as of September 30, 2009.

($ in thousands)
Cusip # (4)	Credit Rating	Cost Basis	Write Downs (1)	Adj. Cost Basis	Estimated Fair Value (2)	Unrealized Loss	% of Collateral Defaulted	% of Collateral Deferred	# of Banks in Pool	OTTI (3)	Discount Margin
74041PAEO	CC	$1,000	$(582)	$418	$126	$(292)	13.60%	29.20%	39	Yes	1.90%
74040XAD6	CC	1,017	(150)	867	434	(433)	7.20%	19.10%	54	Yes	1.80%
74040XAE4	CC	994	(127)	867	433	(434)	7.20%	19.10%	54	Yes	1.80%
74040XAE4	CC	995	(128)	867	434	(433)	7.20%	19.10%	54	Yes	1.80%
74040YAF9	CC	981	(183)	798	296	(502)	8.30%	20.30%	58	Yes	1.70%
74040YAE2	CC	1,000	(202)	798	296	(502)	8.30%	20.30%	58	Yes	1.70%
74041UAE9	CC	1,022	-	1,022	516	(506)	1.60%	13.50%	64	No	1.57%
74041UAE9	CC	1,023	-	1,023	517	(506)	1.60%	13.50%	64	No	1.57%
		$8,032	$(1,372)	$6,660	$3,052	$(3,608)

(1) Writedowns are derived from the difference between the book value of the security and the projected present value of the security’s cash flows as indicated per an analysis performed under GAAP guidance.

(2) Obtained from Moody’s pricing service, which uses a complex valuation model that factors in numerous assumptions and data, including anticipated discounts related to illiquid trading markets, credit and interest rate risk, which under GAAP would be considered Level 3 inputs. INB believes that the actual values that would be realized in an orderly market under normal credit conditions between a willing buyer and seller would very likely be higher than those disclosed in the table above and, therefore, these estimated fair values are used for disclosure purposes only and are not used for recording impairment. INB also has the intent and the ability to retain these trust preferred securities until maturity and currently has no intention of selling them.

(3) In determining whether there is OTTI, INB relies on a cash flow analysis as prescribed under GAAP and prepared by a third party broker to determine whether conditions are such that the projected cash flows are insufficient to recover INB’s principal investment. The basic methodology under GAAP is to compare the present value of the cash flows that are derived from assumptions made with respect to deferrals, defaults and prepayments from quarter to quarter. A decline in the present value versus that for the previous quarter is considered to be an “adverse change.” The discount margin in the table above represents the incremental credit spread used to derive the discount rate for present value computations. Other assumptions utilized: prepayments of 1% annually and 100% at maturity and annual defaults of 75 bps with a 15% recovery after a 2 year lag.

(4) In July 2009, cusip 74041PAE0 was placed on cash basis accounting because 100% of the contractual interest payments on this security have been deferred. In October 2009, Cusip 74040YAF9 and 74040YAE2 were also placed on cash basis accounting for the same reason. The cash flows for the interest payments on these three securities are being redirected to a more senior class of bonds to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the security’s underlying performing collateral to a level where a predetermined coverage test fails and requires cash flows from interest payments to be redirected to the senior class. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of the cash flow and cash interest payments would resume on INB’s bonds, although no such assurance can be given as to the amount and timing of the resumption.

INB evaluates all of its security investments for OTTI at least quarterly or more frequently when conditions warrant such evaluation. Impairment is assessed at the individual security level. INB considers an investment security to be impaired if, after a review of available evidence, the full collection of contractual principal and interest over the life of the security is no longer probable. The assessment for and the amount of impairment requires considerable judgment by INB and is entirely an estimate and not a precise determination. INB’s impairment evaluation process considers all available evidence, including factors such as the expected cash flows of the security, severity, length of time and anticipated recovery period of the cash shortfalls, recent events specific to the issuer, including investment downgrades by rating agencies and current and anticipated economic and regulatory conditions of its industry, and the issuer’s financial condition, capital strength and near-term prospects. INB also considers its intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value, or until maturity. Among the factors that are considered in determining INB’s intent and ability to retain the security is a review of its capital adequacy, interest rate risk position and liquidity. If it is deemed that OTTI has occurred, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities, Continued

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity as of September 30, 2009 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$18,275	$18,554	2.74%
Due after one year through five years	411,366	413,671	2.46
Due after five years through ten years	144,663	144,367	3.81
Due after ten years	24,009	20,263	4.13
	$598,313	$596,855	2.86%

Note 4 - Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At September 30, 2009		At December 31, 2008
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	398	$1,121,702	383	$1,081,865
Residential multifamily loans	237	542,453	231	599,721
Land development and other land loans	17	38,004	15	31,430
Residential 1-4 family loans	2	447	2	464
Commercial business loans	18	666	18	684
Consumer loans	24	635	21	373

Loans receivable	696	1,703,907	670	1,714,537
Deferred loan fees		(7,843)		(8,826)

Loans receivable, net of deferred fees		1,696,064		1,705,711
Allowance for loan losses		(31,815)		(28,524)
Loans receivable, net		$1,664,249		$1,677,187

At September 30, 2009 and December 31, 2008, there were $131.7 million and $108.6 million of loans on a nonaccrual status, respectively, and considered impaired. At September 30, 2009 and December 31, 2008, a specific valuation allowance (included as part of the overall allowance for loan losses) in the amount of $11.7 million and $8.2 million, respectively, was maintained on nonaccrual loans.

At September 30, 2009, there were also $71.2 million of accruing loans on which INB has granted certain concessions to provide payment relief generally consisting of the deferral of principal payments and/or a partial reduction in interest payments for a period of time. These loans are considered troubled debt restructurings (TDRs) and also impaired. An additional valuation allowance of $1.8 million was maintained on TDRs at September 30, 2009. At September 30, 2009 and December 31, 2008, one loan for $1.9 million was classified as ninety days past due and still accruing interest. This loan is past its maturity date but the borrower continues to make monthly loan payments.

Selected information related to impaired loans is summarized as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2009	2008	2009	2008
Interest income that was not recorded on nonaccrual loans under contractual terms	$2,408	$1,104	$7,257	$5,923
Average principal balance of nonaccrual loans	135,401	105,887	124,581	108,270
Average principal balance of restructured loans	71,727	-	53,215	-

Note 5 - Allowance for Loan Losses and Valuation Allowance for Real Estate Losses

Activity in the allowance for loan losses is summarized as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2009	2008	2009	2008
Balance at beginning of period	$32,054	$26,609	$28,524	$21,593
Provision for loan losses charged to expense	2,396	3,446	6,939	8,462
Loan recoveries	-	-	1,329	-
Loan chargeoffs	(2,635)	(4,227)	(4,977)	(4,227)
Balance at end of period	$31,815	$25,828	$31,815	$25,828

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 - Allowance for Loan Losses and Valuation Allowance for Real Estate Losses, Continued

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,

($ in thousands)	2009	2008	2009	2008
Balance at beginning of period	$806	$-	$518	$-
Write downs of carrying value charged to real estate activities expense	400	-	688	-
Balance at end of period	$1,206	$-	$1,206	$-

Note 6 - Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At September 30, 2009		At December 31, 2008
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$584,051	3.71%	$571,085	4.27%
Over one to two years	274,285	4.31	333,041	4.62
Over two to three years	223,635	4.50	171,647	5.08
Over three to four years	160,368	4.37	168,814	5.09
Over four years	279,298	4.69	274,839	5.05
	$1,521,637	4.18%	$1,519,426	4.67%

Certificate of deposit accounts (CDs) of $100,000 or more totaled $689 million and $663 million at September 30, 2009 and December 31, 2008, respectively, and included brokered CDs of $170 million and $173 million at each date, respectively. At September 30, 2009, CDs of $100,000 or more by remaining maturity were as follows: $207 million due within one year; $117 million due over one to two years; $115 million due over two to three years; $90 million due over three to four years; and $160 million due over four years.

Note 7 - Subordinated Debentures and Mortgage Note Payable

IMC’s subordinated debentures by series and INB’s mortgage note payable are summarized as follows:

($ in thousands)	At September 30, 2009	At December 31, 2008
Series 03/21/05 - interest at 6.50% fixed - due April 1, 2011 (1)	$-	$4,500
Series 08/12/05 - interest at 6.50% fixed - due October 1, 2011 (1)	-	4,000
Series 06/07/04 - interest at 6.75% fixed - due January 1, 2012 (1)	-	5,000
Series 06/12/06 - interest at 6.75% fixed - due July 1, 2012 (1)	-	4,000
Series 03/21/05 - interest at 7.00% fixed - due April 1, 2013 (1)	-	6,500
Series 08/12/05 - interest at 7.00% fixed - due October 1, 2013 (1)	-	6,000
Series 06/12/06 - interest at 7.00% fixed - due July 1, 2014 (1)	-	10,000

	-	40,000
Mortgage note payable- interest at 7% fixed - due February 1, 2017 (2)	171	184
	$171	$40,184

(1) These debentures were repaid at various times during the nine-months ended September 30, 2009 with cash on hand prior to their stated maturity for an aggregate of $40 million of principal and $1.3 million of related accrued interest payable. A loss aggregating $1.7 million from the early extinguishment of debentures was recorded in the first nine months of 2009, which represents the expensing of remaining related unamortized issuance costs associated with each debenture.

(2) The note cannot be prepaid except during the last year of its term.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - FHLB Advances and Lines of Credit

At September 30, 2009, INB had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can also borrow from these institutions on a secured basis. At September 30, 2009, INB had available collateral consisting of investment securities to support additional total borrowings of approximately $519 million from the FHLB and FRB if needed.

The following is a summary of certain information regarding FHLB advances in the aggregate:

	At or for the Quarter Ended September 30,		At or for the Nine-Months Ended September 30,
($ in thousands)	2009	2008	2009	2008
Balance at period end	$50,500	$95,200	$50,500	$95,200
Maximum amount outstanding at any month end	$53,500	$95,200	$59,500	$95,200
Average outstanding balance for the period	$51,466	$55,182	$50,991	$26,196
Weighted-average interest rate paid for the period	3.80%	2.63%	3.83%	2.66%
Weighted-average interest rate at period end	3.81%	3.20%	3.81%	3.20%

Scheduled contractual maturities of FHLB advances as of September 30, 2009 were as follows:

($ in thousands)	Amount	Wtd. Avg. Rate
Maturing in the period October 1 through December 31, 2009	$-	-%
Maturing in 2010	25,000	3.59%
Maturing in 2011	8,000	3.83%
Maturing in 2012	10,500	4.02%
Maturing in 2013	7,000	4.22%
	$50,500	3.81%

Note 9 - Common Stock Options and Warrant

IBC has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. The maximum number of shares of Class A common stock that may be awarded under the Plan is 750,000. As of September 30, 2009, 489,870 shares of Class A common stock remain available for awards under this plan. There were no grants of options or warrants during the reporting periods in this report.

Activity in IBC’s outstanding Class A common stock options and warrant and related information for the first nine-months of 2009 is summarized as follows:

	Exercise Price Per Warrant/Option			Total	Wtd.-Avg. Exercise Price
	$5.42	$7.50	$17.10
Outstanding at December 31, 2008	691,882	135,590	132,040	959,512	$7.32
Forfeited	-	-	(3,600)	(3,600)	17.10
Expired (1)	-	(1,500)	(2,400)	(3,900)	13.41
Outstanding at September 30, 2009 (2)	691,882	134,090	126,040	952,012	7.26
Wtd-avg contractual remaining term (in years)	9.2	9.2	8.2	9.1
Intrinsic value at September 30, 2009 (3)	-	-	-	-

(1) Represent vested options issued to former employees that expired unexercised under the terms of the option agreements.

(2) The $5.42 warrant, held by the U.S. Treasury, expires on December 23, 2018 and is 100% exercisable. The $7.50 options held by officers, employees and directors expire on December 11, 2018 and are 100% vested and exercisable. The $17.10 options held by officers, employees and directors expire on December 13, 2017 and 88,560 of those options are vested and exercisable; and the remaining 37,480 options vest and become exercisable on December 13, 2009.

(3) Intrinsic value is zero since the closing market price of the Class A common stock on September 30, 2009 of $3.53 was below the exercise price of all the options and warrant.

Compensation expense recorded in connection with stock options outstanding with a corresponding increase to paid in capital is as follows: For the quarter ended September 30, 2009 and 2008, $43,000 and $56,000, respectively, and for the nine-months ended September 30, 2009 and 2008, $154,000 and $166,000, respectively. At September 30, 2009, there was $43,000 of unrecognized compensation expense related to the $17.10 outstanding stock options granted in 2007 that is expected to be recognized in the fourth quarter of 2009.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 - Earnings Per Common Share

Net earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings per common share computations are summarized in the table that follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,

($ in thousands, except share and per share amounts)	2009	2008	2009	2008
Basic Earnings Per Common Share:
Net earnings applicable to common stockholders	$342	$2,626	$1,201	$6,768
Weighted-Average number of common shares outstanding	8,270,812	8,270,812	8,270,812	8,255,155
Basic Earnings Per Common Share	$0.04	$0.32	$0.14	$0.82
Diluted Earnings Per Common Share:
Net earnings applicable to common stockholders	$342	$2,626	$1,201	$6,768
Weighted-Average number of common shares outstanding:
Common shares outstanding	8,270,812	8,270,812	8,270,812	8,255,155
Potential dilutive shares resulting from exercise of warrants /options (1)	-	-	-	2,049

Total average number of common shares outstanding used for dilution	8,270,812	8,270,812	8,270,812	8,257,204
Diluted Earnings Per Common Share	$0.04	$0.32	$0.14	$0.82

(1) All outstanding options/warrants for the 2009 periods and for the 2008 quarterly period were not dilutive because their exercise prices were above the average market price of the Class A common stock during such period. For the 2008 nine-month period, 132,140 options were not dilutive.

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

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

($ in thousands)	At September 30, 2009	At December 31, 2008
Unfunded loan commitments	$39,448	$38,637
Available lines of credit	887	915
	$40,335	$39,552

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

The Federal Reserve allows trust preferred securities to be included in the Tier 1 capital of bank holding companies but with stricter limitations on the use of such securities that are scheduled to become effective on March 31, 2011. Until then, bank holding companies may continue to include cumulative perpetual preferred stock and trust preferred securities in Tier 1 capital up to 25 percent of total core capital elements (excluding senior preferred stock issued to the U.S. Treasury, all of which qualifies as Tier 1 capital without restriction).

INB maintains its regulatory capital at levels to be classified as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. In April 2009, INB agreed with the OCC, its primary regulator, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%.

At September 30, 2009, the Company and INB met all capital adequacy requirements to which they are subject. As of the date of filing of this report on Form 10-Q, management is not aware of any conditions or events that would have changed the Company’s or INB’s compliance with each of its regulatory capital requirements.

The actual capital of the Company (consolidated) and INB on a percentage basis are as follows:

	Actual Ratios	Minimum Requirement Under Regulatory Framework for Prompt Corrective Action	Minimum Requirement to be Considered Well Capitalized	Minimum Requirement Under Agreement with OCC
Consolidated at September 30, 2009 (1)
Total capital to risk-weighted assets	15.34%	8.00%	NA	NA
Tier 1 capital to risk-weighted assets	14.09%	4.00%	NA	NA
Tier 1 capital to total average assets – leverage ratio	11.29%	4.00%	NA	NA

Intervest National Bank at September 30, 2009
Total capital to risk-weighted assets	13.96%	8.00%	10.00%	12.00%
Tier 1 capital to risk-weighted assets	12.71%	4.00%	6.00%	10.00%
Tier 1 capital to total average assets – leverage ratio	10.22%	4.00%	5.00%	9.00%

(1) At September 30, 2009, assuming IBC had excluded all of its eligible outstanding trust preferred capital securities (which totaled $55 million) from its Tier 1 capital and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios would have been 15.34%, 11.20% and 8.98%, respectively.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 - Fair Value Measurements, Continued

From time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans, impaired investment securities and foreclosed real estate. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets. In accordance GAAP, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value, as follows:

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

The Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following describes valuation methodologies used for assets measured at fair value on a non-recurring basis.

Impaired Loans. The Company’s real estate loans are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Company’s impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company’s net recorded investment in the loan or the estimated fair value of the collateral less estimated selling costs. Adjustments to recorded investment are made through specific valuation allowances that are recorded as part of the overall allowance for loan losses. Estimates of fair value are determined based on a review of a variety of information, including formal appraisals, when available, and values derived from broker opinions, as well as the knowledge and experience of the Company’s two senior lending officers with respect to values of properties in the Company’s lending markets. Consideration is given to the type, location and occupancy of the collateral property as well as current economic conditions in the area in which the property is located in assessing and determining fair value. Accordingly, fair value estimates for impaired loans are classified as Level 3.

Other Than Temporary Impaired Investment Securities. See note 3 for a detailed discussion.

Foreclosed Real Estate. Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of a valuation allowance for real estate losses, at the lower of cost or estimated fair value less estimated selling costs. Fair value is estimated in the same manner as impaired loans and, as such, is also classified as Level 3. As these properties are actively marketed, estimated fair value may be periodically adjusted though the valuation allowance for losses to reflect changes in values resulting from changing market conditions.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 - Fair Value Measurements, Continued

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a nonrecurring basis at September 30, 2009.

	At September 30,2009 Net carrying value				Total Losses (3) Nine Months Ended September 30,
($ in thousands)	Total	Level 1	Level 2	Level 3	2009	2008
Impaired loans (1)	$202,898	$-	$-	$202,898	$8,928	$9,584
Impaired securities (2)	4,615	-	-	4,615	1,372	-
Foreclosed real estate	32,915	-	-	32,915	678	-

(1) Comprised of nonaccrual loans and troubled debt restructurings.

(2) Comprised of certain trust preferred securities considered other than temporarily impaired.

(3) The loss for impaired loans represents the change (before net chargeoffs) during the period in the corresponding specific valuation allowance. The loss for foreclosed real estate represents writedowns in carrying values subsequent to foreclosure, adjusted for any gains or losses from the sale of the properties, during the period that are charged to real estate activities expense. The loss on investment securities represents OTTI charges recorded as a component of noninterest income.

The following table presents information regarding the change is assets measured at fair value on a nonrecurring basis for the nine-months ended September 30, 2009.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2008	$-	$108,610	$9,081
Net new impaired securities and loans	5,987	146,441	-
Other than temporary impairment writedowns	(1,372)	-	-
Principal repayments/sales	-	(19,966)	(2,698)
Loan chargeoffs	-	(4,977)	-
Loans transferred to foreclosed real estate	-	(27,210)	27,210
Writedowns of carrying value subsequent to foreclosure	-	-	(688)
Gain on sales	-	-	10
Balance at September 30, 2009	$4,615	$202,898	$32,915

The carrying and estimated fair values of the Company’s financial instruments are as follows:

	At September 30, 2009		At December 31, 2008
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$30,660	$30,660	$54,903	$54,903
Securities held to maturity, net	598,313	596,855	475,581	475,100
FRB and FHLB stock	9,929	9,929	8,901	8,901
Loans receivable, net of allowance for loan losses	1,664,249	1,699,287	1,677,187	1,710,506
Loan fees receivable	7,928	6,246	8,590	6,768
Accrued interest receivable	10,965	10,965	11,965	11,965
Financial Liabilities:
Deposits	2,012,995	2,064,403	1,864,135	1,900,143
Borrowed funds plus accrued interest payable	107,547	109,141	149,566	152,684
Accrued interest payable on deposits	4,510	4,510	6,868	6,868
Off-Balance Sheet Instruments:
Commitments to lend	255	255	416	416

Discussion regarding the assumptions used to compute the fair values of financial instruments in the table above can be found in note 21 to the consolidated financial statements included in the Company’s 2008 annual report on Form 10-K.

Note 15 - Recent Accounting Standards Update

Business Combinations. On January 1, 2009, the Company adopted a new standard which requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this standard had no effect on the Company’s financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15—Recent Accounting Standards Update, Continued

Noncontrolling Interest in Consolidated Financial Statements. On January 1, 2009, the Company adopted a new standard whose objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. The adoption of this standard had no effect on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities. On January 1, 2009, the Company adopted a new standard which, among other things, provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The Company currently does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps. The adoption of this standard had no effect on the Company’s financial statements.

Subsequent Events. On January 1, 2009, the Company adopted a new standard which establishes accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The standard defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard had no effect on the Company’s financial statements.

Accounting for Transfers of Financial Assets. This new standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The standard will be effective January 1, 2010 and is not expected to have an impact on the Company’s financial statements.

Consolidation of Variable Interest Entities. This new standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The standard requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The standard will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. On September 30, 2009, the Company adopted a new standard that makes the Financial Accounting Standards Board’s Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. The Codification does not change or alter existing GAAP and, therefore, the adoption of this standard had no effect on the Company’s financial statements, other than to eliminate previous references to accounting pronouncements that are no longer applicable as a result of this new codification scheme.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15—Recent Accounting Standards Update, Continued

Impairment. On January 1, 2009, the Company adopted a new standard whose objective is to achieve more consistent determinations of whether OTTI has occurred. The adoption of this standard had no effect on the Company’s financial statements.

Fair Value Measurements and Impairments of Securities. On June 30, 2009, the Company adopted new accounting standards that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, as well as clarity and consistency in accounting for and presenting impairment losses on securities. The standards give guidance to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The standards also relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Previously, fair values for these assets and liabilities were only disclosed once a year, These disclosures are now required on a quarterly basis to provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. Guidance on OTTI is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The standard also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of this standard had no impact on the Company’s financial statements.

Note 16—Recent Regulatory Developments

Memorandum of Understanding and Level of Regulatory Capital. On April 7, 2009, Intervest National Bank (INB) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), which requires INB to (1) appoint a Compliance Committee to monitor and coordinate INB’s adherence to the MOU and to submit progress reports to the OCC; (2) develop and implement a Strategic Plan in accordance with guidelines set forth in the MOU; (3) review and revise INB’s Contingency Funding Plan to address matters outlined in the MOU; (4) develop and implement a written program to improve credit risk management processes that are consistent across INB’s two primary markets; (5) develop and implement a three-year capital program in accordance with guidelines set out in the MOU; and (6) review and revise INB’s interest rate risk policy and procedures to address matters set forth in the MOU. As of September 30, 2009, management believes that it has satisfied a number of the conditions of the MOU and has commenced the steps necessary to resolve any and all remaining issues presented therein.

INB has also agreed with the OCC to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio)—9%; Tier 1 capital to risk-weighted assets—10%; and total capital to risk-weighted assets—12%. At September 30, 2009, INB’s capital ratios were in excess of these levels and were 10.22%, 12.71% and 13.96%, respectively.

Regulatory Core Capital. In March 2009, the Federal Reserve Board announced the adoption of a final rule that delays until March 31, 2011, the effective date of new limits on the inclusion of trust preferred securities and other restricted core capital elements in Tier 1 capital of all bank holding companies (BHCs). This action was taken in light of continued stress in financial markets and the efforts of BHCs to increase their overall capital levels. These new limits were scheduled to take effect on March 31, 2009, pursuant to a final rule adopted by the Board on March 10, 2005. Until the new effective date in 2011, BHCs may continue to include cumulative perpetual preferred stock and trust preferred securities in Tier 1 capital up to 25 percent of total core capital elements (excluding senior preferred stock issued to the U.S. Treasury, all of which qualifies as Tier 1 capital without restriction).

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16—Recent Regulatory Developments, Continued

FDIC Insurance Premiums. In February 2009, the FDIC adopted a final rule that (1) modified the risk-based assessment system and sets initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; (2) extended the period of the Restoration Plan for the Deposit Insurance Fund to seven years; and (3) adopted an interim rule to impose an emergency special insurance assessment on June 30, 2009 to be collected on September 30, 2009, and (4) allows the FDIC to impose possible additional special assessments thereafter to maintain public confidence in the Deposit Insurance Fund (DIF).

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

Emergency Special Assessment: In May 2009, the FDIC levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment is part of the FDIC’s efforts to rebuild the DIF and was collected on September 30, 2009. The FDIC also has the ability to impose additional special assessments of 5 basis points for the fourth quarters of 2009, if the FDIC estimates that the DIF reserve ratio will fall to a level that would adversely affect public confidence in federal deposit insurance or to a level that would be close to or below zero. Any additional special assessment would also be capped at 10 basis points of domestic deposits. INB cannot provide any assurance as to the ultimate amount or timing of any such special assessments, should such special assessments occur, as such special assessments depend upon a variety of factors which are beyond INB’s control. The changes to deposit insurance premiums discussed above have significantly increased FDIC insurance expense for all insured depository institutions. INB’s FDIC insurance expense for the first nine months of 2009, including the additional special assessment, amounted to $4.0 million, compared to $1.1 million for same period of 2008, a 264% increase.

Prepaid Assessments: In September 2009, the FDIC proposed that insured institutions prepay their estimated quarterly insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also proposed a three-basis point increase in assessment rates effective on January 1, 2011, and an extension to the restoration period from seven to eight years. The FDIC believes that this arrangement is much less likely to impair bank lending than additional one-time special assessments.

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, P.A., P.C., the Company’s independent registered public accounting firm, has made a limited review of the Company’s financial data as of September 30, 2009 and for the three- and nine-month periods ended September 30, 2009 and 2008 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith, P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of September 30, 2009 and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2009 and 2008, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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
October 29, 2009

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s discussion of financial condition and results of operations of Intervest Bancshares Corporation and Subsidiaries that follows should be read in conjunction with the accompanying quarterly condensed consolidated financial statements in this report on Form 10-Q as well as the Company’s entire 2008 annual report on Form 10-K.

Intervest Bancshares Corporation has two wholly owned consolidated subsidiaries, Intervest National Bank and Intervest Mortgage Corporation (Intervest Bancshares Corporation and its subsidiaries are referred to collectively as the “Company” on a consolidated basis in this report). Intervest Bancshares Corporation, Intervest National Bank and Intervest Mortgage Corporation may be referred to individually as “IBC,” “INB” and “IMC,” respectively, in this report. IBC also has four other wholly owned unconsolidated subsidiaries, Intervest Statutory Trust II, III, IV and V, all of which were formed at various times in connection with the issuance of trust preferred securities. For a more detailed discussion of the Company’s business, see note 2 to the condensed consolidated financial statements included in this report.

Critical Accounting Policies

The Company currently considers its critical accounting policies to be those that relate to the determination of: the allowance for loan losses; the valuation allowance for real estate losses; and the other than temporary impairment charge of its security investments. These three items are considered critical accounting estimates because each is highly susceptible to change from period to period and require management to make numerous assumptions about a variety of information that directly affect the calculation of the amounts reported in the consolidated financial statements. For example, the impact of a large unexpected chargeoff could deplete the allowance for loan losses and potentially require increased provisions to replenish the allowance, which could negatively affect the Company’s earnings and financial condition.

A more detailed discussion of the factors and estimates used in computing the above items can be found as follows: for the allowance for loan losses - under the caption “Critical Accounting Policies” on pages 36 to 39 of the Company’s 2008 annual report on Form 10-K; for the valuation allowance for real estate losses – note 14 to the condensed consolidated financial statements in this report; and for the other than temporary impairment charge on security investments – note 3 to the condensed consolidated financial statements in this report.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Selected balance sheet information by entity as of September 30, 2009 follows:

($ in thousands)	IBC	INB	IMC	Eliminations (1)	Consolidated
Cash and cash equivalents	$6,670	$29,492	$1,697	$(7,199)	$30,660
Security investments	-	608,242	-	-	608,242
Loans receivable, net of deferred fees	-	1,677,901	18,163	-	1,696,064
Allowance for loan losses	-	(31,225)	(590)	-	(31,815)
Foreclosed real estate	-	30,588	2,327	-	32,915
Investments in consolidated subsidiaries	260,832	-	-	(260,832)	-
All other assets	3,187	42,083	911	(77)	46,104
Total assets	$270,689	$2,357,081	$22,508	$(268,108)	$2,382,170
Deposits	$-	$2,020,197	$-	$(7,202)	$2,012,995
Borrowed funds and related interest payable	56,784	50,763	-	-	107,547
All other liabilities	286	46,733	1,064	(74)	48,009
Total liabilities	57,070	2,117,693	1,064	(7,276)	2,168,551
Stockholders’ equity	213,619	239,388	21,444	(260,832)	213,619
Total liabilities and stockholders’ equity	$270,689	$2,357,081	$22,508	$(268,108)	$2,382,170
(1)	All significant intercompany balances and transactions are eliminated in consolidation. Nearly all the amounts arise from intercompany deposit accounts and investments in consolidated subsidiaries.

A comparison of selected consolidated balance sheet information follows:

	At September 30, 2009		At December 31, 2008
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$30,660	1.3%	$54,903	2.4%
Security investments	608,242	25.5	484,482	21.4
Loans receivable, net of deferred fees and loan loss allowance	1,664,249	69.9	1,677,187	73.8
Foreclosed real estate	32,915	1.4	9,081	0.4
All other assets	46,104	1.9	46,180	2.0
Total assets	$2,382,170	100.0%	$2,271,833	100.0%
Deposits	$2,012,995	84.5%	$1,864,135	82.1%
Borrowed funds and related interest payable	107,547	4.5	149,566	6.6
All other liabilities	48,009	2.0	46,158	2.0
Total liabilities	2,168,551	91.0	2,059,859	90.7
Stockholders’ equity	213,619	9.0	211,974	9.3
Total liabilities and stockholders’ equity	$2,382,170	100.0%	$2,271,833	100.0%

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. Cash and cash equivalents decreased to $31 million at September 30, 2009 from $55 million at December 31, 2008. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Security Investments

Security investments consist of securities held to maturity and Federal Reserve Bank (FRB) and Federal Home Loan Bank of New York (FHLB) stock. Securities are classified as held to maturity and are carried at amortized cost when management has the intent and ability to hold them to maturity. Such investments, all of which are held by INB, increased to $598 million at September 30, 2009, from $476 million at December 31, 2008. The increase reflected $564 million of new purchases exceeding a total of $439 million of calls and maturities of securities during the period. INB invests in U.S. government agency debt obligations to emphasize safety and liquidity. The Company does not own or invest in any collateralized debt obligations, collateralized mortgage obligations, or any preferred or common stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation.

At September 30, 2009, securities held to maturity consisted of investment grade rated debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $591.7 million and noninvestment grade rated corporate securities (consisting of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry) totaling $6.7 million. As discussed in more detail in note 3 to the condensed consolidated financial statements in this report, in the first nine months of 2009, INB recorded impairment charges of $1.4 million on six trust preferred securities.

At September 30, 2009, the entire securities held to maturity portfolio had a weighted-average yield of 2.86% and a weighted-average remaining maturity of 4.6 years, compared to 3.80% and 4.2 years, respectively, at December 31, 2008. Nearly all of the securities in the portfolio have fixed interest rates or have predetermined rate increases, and have call features that allow the issuer to call the security before its stated maturity without penalty. In the first nine months of 2009, $428 million of agency securities with a weighted average yield of approximately 3.62% were called by the issuers and the resulting proceeds were invested into new securities yielding 91 basis points less. Largely as a result of these calls, the overall average yield on the portfolio decreased from December 31, 2008. At September 30, 2009 and December 31, 2008, the held-to-maturity portfolio’s estimated fair value was $597 million and $475 million, respectively. At September 30, 2009, the portfolio had a net unrealized loss of $1.5 million, compared to a net unrealized loss of $0.5 million at December 31, 2008. See note 3 to the condensed consolidated financial statements in this report for a discussion regarding unrealized losses. In order for INB to be a member of the FRB and FHLB, INB maintains an investment in the capital stock of each entity, which amounted to $4.4 million and $5.5 million, respectively, at September 30, 2009.

Loans Receivable, Net of Deferred Fees

Loans receivable, net of deferred fees, amounted to $1.70 billion at September 30, 2009, a $10 million decrease from $1.71 billion at December 31, 2008. The decrease was due to the aggregate of $143 million of principal repayments, $27.2 million of transfers to foreclosed real estate and $4.9 million of loan chargeoffs exceeding $165 million of new loan originations that were primarily secured by commercial real estate. The new originations are nearly all fixed-rate loans with a weighted-average yield and term of 6.71% and 5.1 years, respectively. The terms of the loans have largely been a function of the demand by borrowers for longer-term, fixed-rate product that has been driven by the historically low interest rate environment. The Company expects this demand for longer-term, fixed-rate product to continue and expects that most of its new loan originations for the foreseeable future will have similar terms. Fixed-rate loans constituted approximately 75% of the consolidated loan portfolio at September 30, 2009, up from 72% at December 31, 2008. New loan originations for the first nine-months of 2008 amounted to $327 million. The lower level of originations as compared to the same period of 2009 primarily reflects a decrease in suitable lending opportunities for the Company.

The consolidated loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self storage facilities and vacant land). At September 30, 2009, such loans consisted of 652 loans with an aggregate principal balance of $1.70 billion and an average loan size of $2.6 million. Loans with principal balances of more than $10 million consisted of 18 loans or $247 million, with the largest loan being $20.4 million. Loans with principal balances of $5 million to $10 million consisted of 54 loans and aggregated to $393 million. The Company does not own or originate construction/development loans or condominium conversion loans.

Nonaccrual and Restructured (Impaired) Loans

Nonaccrual loans increased to $131.7 million (38 loans) at September 30, 2009, from $108.6 million (26 loans) at December 31, 2008. At September 30, 2009 and December 31, 2008, there was one loan for $1.9 million classified as ninety days past due and still accruing interest. This loan is past its maturity date but the borrower continues to make monthly loan payments. At September 30, 2009, there also were $71.2 million of accruing loans on which INB has granted certain concessions to provide payment relief to the borrower generally consisting of the deferral of principal and/or a partial reduction in interest payments for a period of time. These loans are considered troubled debt restructurings (TDRs). Nonaccrual loans and TDRs are considered impaired under GAAP. At September 30, 2009 and December 31, 2008, nonaccrual loans had a specific valuation allowance (included as part of the overall allowance for loan losses) in the aggregate amount of $11.7 million and $8.2 million, respectively. Estimated loan-to-value ratios, net of specific valuation allowances, on nonaccrual loans ranged from 50% to 99% at September 30, 2009. At September 30, 2009, there was an additional specific valuation allowance of $1.8 million maintained for TDRs. At September 30, 2009 there were also $12.0 million of loans for which there were concerns regarding the ability of the borrowers to meet existing repayment terms. Such potential problem loans are normally classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Such loans may never become delinquent, nonaccrual or impaired. Potential problem loans are considered in the determination of the overall adequacy of the allowance for loan losses.

The Company is taking various steps to resolve its nonaccrual loans, including proceeding with foreclosures on many of the collateral properties, working with certain borrowers to provide payment relief and in limited cases, accepting partial payment as full satisfaction of a nonaccrual loan. In the third quarter of 2009, nonperforming assets with an original carrying value of $23.3 million were repaid or sold for total proceeds of $22.8 million. The Company believes that concentrating its effort towards the individual collection of nonaccrual loans either through the restructure of certain loans or through the acquisition and eventual sale of the collateral properties in most cases will maximize the recovery of its investment. The ability to complete foreclosure or other proceedings to acquire and sell certain collateral properties however continues to be delayed by various factors including bankruptcy proceedings and an overloaded court system. As a result of these delays, the timing and amount of the resolution/disposition of nonaccrual loans as well as foreclosed real estate cannot be predicted with certainty. In addition, if the current downturn in commercial real estate values and local economic conditions in both New York and Florida as well as other factors noted above continue for an additional extended period, it could have an adverse impact on the Company’s future asset quality and level of nonperforming assets, chargeoffs and profitability. There can be no assurance that the Company will not have significant additional loan loss provisions or expenses in connection with the ultimate collection of nonaccrual loans or in carrying and disposing of foreclosed real estate.

Nonaccrual loans are detailed in the table that follows:

($ in thousands)					Principal Balance as of:
Property Type	City	State	Lender	Month Nonaccrual	Sep 30, 2009	Dec 31, 2008	Notes
Retail	Flushing	New York	INB	Aug 2008	$13,060	$13,060
Hotel	St. Augustine	Florida	INB	Jun 2007	13,000	15,087	(1)
Multifamily	Long Island	New York	INB	Jun 2007	-	11,316	(2)
Undeveloped Land	Long Island City	New York	INB	Mar 2008	11,001	11,001
Multifamily	Philadelphia	Pennsylvania	INB	Sep 2009	9,512	-
Mixed Use	New York	New York	INB	Nov 2008	8,104	8,104
Multifamily	Tampa	Florida	INB	Oct 2008	7,475	7,475
Hotel	Clearwater	Florida	INB	Nov 2008	6,954	6,954	(3)
Hotel	Orlando	Florida	INB	Aug 2008	-	5,939	(4)
Multifamily	Brooklyn	New York	INB	Sep 2009	6,470	-
Office Building	Staten Island	New York	INB	May 2008	6,150	6,150	(5)
Multifamily	Jacksonville	Florida	INB	Sep 2009	4,644	-
Warehouse	New York	New York	INB	Feb 2009	4,456	-
Office Building	Wappinger Falls	New York	INB	Sep 2009	4,156	-
Undeveloped Land	Perryville	Maryland	INB	May 2008	4,024	4,024
Retail	Avenel	New Jersey	INB	Mar 2007	-	3,064	(6)
Hotel	Clearwater	Florida	INB	Nov 2008	-	2,977	(4)
Multifamily	Cleveland	Ohio	INB	Sep 2009	3,529	-
Office Building	East Orange	New Jersey	INB	Mar 2009	2,869	-
Mobile Home	Venice	Florida	INB	Aug 2009	2,603	-	(7)
Hotel	Far Rockaway	New York	INB	Aug 2009	2,274	-
Office Building	Yonkers	New York	INB	Nov 2008	-	2,644	(4)
Various nonaccrual loans with individual balances of less than $2 million					21,461	10,815
					$131,742	$108,610

(1)	Loan was originated by INB and IMC owns a 40% participation. The loan is secured by a waterfront hotel, restaurant and marina resort. In April 2009, INB and the debtor reached a multi-faceted settlement agreement whereby the loan’s principal balance was reduced (charged off by $2.0 million) to a principal amount of $13 million and the debtor agreed to and paid a portion of outstanding real estate taxes. This agreement was further modified in October 2009 and now calls for the borrower to begin making new loan payments as per the modified agreement beginning on March 1, 2010. The borrower is also required to make escrow payments for real estate taxes, with any previous shortfall to be paid in a lump sum by February 1, 2010. This loan will remain on nonaccrual status until a satisfactory payment history has been achieved under the restructured terms. The modified agreement is subject to the approval of the bankruptcy court.
(2)	Loan paid off in full in September 2009.
(3)	The loan is secured by a hotel that has 148 suites and is operational but revenues are currently insufficient to service the loan. INB agreed to allow an existing borrower of INB, experienced in hotel management, to assume the loan under modified terms. This loan will be maintained on nonaccrual status and be accounted for on a cash basis until such time the normal payments resume and a satisfactory payment history has been achieved.
(4)	Title to collateral property was acquired and the loan was transferred to foreclosed real estate at the lower of its carrying value or estimated fair value less estimated selling costs.
(5)	INB agreed to the deferral of contractual loan payments through June 2010 to give the borrower time to lease vacant space at the property. The borrower will continue to make monthly escrow payments as required under INB’s $5.8 million first mortgage loan. IMC holds a second mortgage of $0.4 million on this property. This loan will remain on nonaccrual status until such time normal payments resume and a satisfactory payment history has been achieved.
(6)	Loan paid off in full in August 2009, including receipt of all nonaccrual interest.
(7)	Restructured terms are being negotiated which will include deferral of principal and/or interest for a short period of time.

The table that follows summarizes nonaccrual loans at September 30, 2009 by collateral type and location.

($ in thousands)
Property Type	NY	FL	NJ	MA	PA	MD	OH	Totals
Retail	$16,775	$-	$2,590	$-	$-	$-	$-	$19,365
Hotel	2,274	19,953	3,049	-	-	-	-	25,276
Office Building	10,306	-	4,470	-		-		14,776
Warehouse	6,349	-	-	-	-	-	-	6,349
Mixed Use	11,569	-	-	-	-	-	-	11,569
Mulitifamily	7,361	12,129	710	1,272	9,512	-	3,529	34,513
Mobile home	-	2,604	-	-	-	-	-	2,604
Undeveloped Land	11,697	1,569	-	-	-	4,024	-	17,290
	$66,331	$36,255	$10,819	$1,272	$9,512	$4,024	$3,529	$131,742

The table that follows summarizes the change in nonaccrual loans for the nine-months ended September 30, 2009.

($ in thousands)	Amount
Balance at December 31, 2008	$108,610
New nonaccrual loans	75,285
Principal repayments	(19,966)
Loan chargeoffs	(4,977)
Loans transferred to foreclosed real estate	(27,210)
Balance at September 30, 2009	$131,742

Allowance For Loan Losses

The allowance for loan losses increased to $31.8 million at September 30, 2009, from $28.5 million at December 31, 2008. The allowance represented 1.88% of total loans (net of deferred fees) outstanding at September 30, 2009 compared to 1.67% at December 31, 2008. The increase in the allowance was due to $6.9 million of loan loss provisions and a $1.3 million partial recovery of a previous chargeoff, partially offset by $4.9 million of new chargeoffs. The loan loss provision of $6.9 million was attributable to downgrades of internal risk ratings on nonaccrual loans as well as lower estimates of real estate values on certain collateral properties. At September 30, 2009 and December 31, 2008, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $13.5 million and $8.2 million, respectively, for nonaccrual and restructured loans, all of which are considered impaired loans.

The following table summarizes the activity in the allowance for loan losses by entity:

($ in thousands)	INB	IMC	IBC	Consolidated
Balance at December 31, 2008	$27,506	$988	$30	$28,524
Recoveries	1,329	-	-	1,329
Chargeoffs	(3,932)	(1,045)	-	(4,977)
Provision (credit) for loan losses charged to expense	6,322	647	(30)	6,939
Balance at September 30, 2009	$31,225	$590	$-	$31,815

The following table sets forth information concerning nonperforming assets by entity at September 30, 2009:

($ in thousands)	INB	IMC	IBC	Consolidated
Nonaccrual loans	$124,495	$7,247	-	$131,742
Real estate acquired through foreclosure	30,588	2,327	-	32,915
Total nonperforming assets	$155,083	$9,574	-	$164,657
Nonperforming assets to total assets	6.58%	42.53%	-	6.91%
Nonaccrual loans to total gross loans	7.39%	39.79%	-	7.73%
Allowance for loan losses to total net loans	1.86%	3.25%	-	1.88%
Allowance for loan losses to nonaccrual loans	25.08%	8.14%	-	24.15%

There can be no assurance that the Company will not have additional significant loan loss provisions, loan chargeoffs or expenses in connection with the ultimate collection of its nonaccrual loans. The Company may also incur significant expenses in carrying and disposing of properties acquired through foreclosure. For the nine-months ended September 30, 2009, full year 2008 and full year 2007, the Company has incurred a total of $4.8 million, $5.4 million and $0.7 million, respectively, in various expenses and costs associated with nonaccrual loans/foreclosed real estate. These amounts do not include interest income that has not been recorded or loan chargeoffs.

Real Estate Acquired Through Foreclosure

Real estate properties that are acquired through, or in lieu of, loan foreclosure are held for sale. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan’s carrying value at the date of transfer, or the estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, management periodically performs market valuations and the property continues to be carried at the lower of cost or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in the caption “Real Estate Activities Expenses” in the consolidated statements of earnings.

All of the properties owned by the Company, which are detailed in the following table, are available for sale. A number of these properties are being actively marketed with local brokers and through the internet, which has prompted significant investor interest in several properties. Contracts of sale on several properties are being negotiated but no assurance can be given as to the timing of any sale. In September, one property (a hotel in Clearwater, Florida) with a carrying value of $2.7 million was sold. INB provided financing of $2.6 million in connection with this sale.

Real estate acquired through foreclosure is detailed as follows:

					Net carrying value (1)
($ in thousands)					At Sep. 30,	At Dec. 31,
Property Type	City	State	Owned By	Acquired	2009	2008
Undeveloped land	North Fort Myers	Florida	INB	May 2008	$2,545	$2,933
Undeveloped land	Hollywood	Florida	INB	Feb 2008	3,821	3,821
Office building	Brooklyn	New York	IMC	Sep 2008	2,327	2,327
Undeveloped land	Hollywood	Florida	INB	Jan 2009	709	-
Hotel	Orlando	Florida	INB	Apr 2009	5,924	-
Office Building	Yonkers	New York	INB	Aug 2009	2,158	-
Multifamily	Austell	Georgia	INB	Sep 2009	4,757	-
Multifamily	Melbourne	Florida	INB	Sep 2009	9,478	-
Office Building	Oakland Park	Florida	INB	Sep 2009	1,196	-
					$32,915	$9,081

(1) Net carrying value is reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure. The total valuation allowance amounted to $1.2 million and $0.5 million at September 30, 2009 and December 31, 2008, respectively.

The following table summarizes the change in foreclosed real estate for the nine-months ended September 30, 2009:

($ in thousands)	Amount	Number of Properties
Balance at December 31, 2008	$9,081	3
Transfers from loan portfolio (1)	27,210	7
Writedowns to carrying values subsequent to foreclosure	(688)	-
Sales	(2,698)	(1)
Gain on sale	10	-
Balance at September 30, 2009	$32,915	9

(1) At the time of transfer, loan chargeoffs of $2.2 million were taken and charged to the allowance for loan losses.

All Other Assets

All other assets at September 30, 2009 as denoted in the table on page 25 amounted to $46 million and remained unchanged from December 31, 2008.

Deposits

Deposits increased to $2.01 billion at September 30, 2009, from $1.86 billion at December 31, 2008, primarily reflecting an increase of $140 million in money market accounts. At September 30, 2009, certificate of deposit accounts totaled $1.52 billion, and checking, savings and money market accounts aggregated to $491 million. The same categories of deposit accounts totaled $1.52 billion and $345 million, respectively, at December 31, 2008. Certificate of deposit accounts represented 76% of total consolidated deposits at September 30, 2009, compared to 82% at December 31, 2008. At September 30, 2009 and December 31, 2008, certificate of deposit accounts included $170 million and $173 million of brokered deposits, respectively.

Borrowed Funds and Related Interest Payable

Borrowed funds and related interest payable decreased to $107 million at September 30, 2009, from $149 million at December 31, 2008, due to the early repayment of $40 million of higher cost, fixed-rate debentures by IMC. The repayments are detailed in note 7 to the condensed consolidated financial statements in this report.

All Other Liabilities

All other liabilities at September 30, 2009 as denoted in the table on page 25 remained relatively unchanged at $48 million, compared to $46 million at December 31, 2008.

Stockholders’ Equity

The following table sets forth the change in stockholders’ equity:

		Outstanding
($ in thousands, except per share amounts)	Amount	Class A Shares	Class B Shares	Total Shares	Amount Per Share
Common stockholders’ equity at December 31, 2008	$188,894	7,690,812	580,000	8,270,812	$22.84
Net earnings available to common stockholders	1,201	-	-	-	0.14
Compensation from stock options	154	-	-	-	0.02
Common stockholders’ equity at September 30, 2009	$190,249	7,690,812	580,000	8,270,812	$23.00
Preferred stockholder’s equity at December 31, 2008 (1)	$23,080
Amortization of preferred stock discount	290
Preferred stockholder’s equity at September 30, 2009	$23,370
Total stockholders’ equity at September 30, 2009	$213,619

(1)	On December 23, 2008, IBC sold to the United States Department of the Treasury 25,000 shares of IBC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. The total investment was allocated between preferred and common equity as described in more detail in note 10 to the consolidated financial statements in the Company’s 2008 annual report on Form 10-K.

Comparison of Results of Operations for the Quarters Ended September 30, 2009 and 2008

Overview

Consolidated net earnings for the third quarter of 2009 (“Q3-09”) decreased by $2.3 million, or 88%, to $0.3 million, or $0.04 per diluted share, from $2.6 million, or $0.32 per diluted share, in the third quarter of 2008 (“Q3-08”). The decrease in net earnings was due a $2.1 million increase in noninterest expenses, a $2.2 million decrease in noninterest income and $0.4 million of dividend requirements related to outstanding preferred stock held by the U.S. Treasury under the TARP program. The aggregate of these items was partially offset by a $1.4 million decrease in the provision for income tax expense and a $1.0 million decrease in the provision for loan losses.

Selected information regarding results of operations by entity follows:

					Consolidated
($ in thousands)	INB	IMC	IBC	Elim (1)	Q3-2009	Q3-2008
Interest and dividend income	$30,470	$478	$20	$(29)	$30,939	$33,508
Interest expense	19,235	58	660	(29)	19,924	22,424
Net interest and dividend income (expense)	11,235	420	(640)	-	11,015	11,084
Provision (credit) for loan losses	2,246	150	-	-	2,396	3,446
Noninterest income	101	(6)	113	(113)	95	2,318
Noninterest expenses	6,577	703	169	(113)	7,336	5,276
Earnings (loss) before taxes	2,513	(439)	(696)	-	1,378	4,680
Provision (credit) for income taxes	1,147	(201)	(319)	-	627	2,054
Net earnings (loss) before preferred dividend requirements	1,366	(238)	(377)	-	751	$2,626
Preferred dividend requirements (2)	-	-	(409)	-	(409)	-
Net earnings (loss) available to common stockholders	1,366	(238)	(786)	-	342	2,626
Intercompany dividends (3)	(984)	-	984	-	-	-
Net earnings (loss) after intercompany dividends	$382	$(238)	$198	$-	$342	$2,626
Net earnings (loss) after intercompany dividends for Q3-08	$1,224	$972	$430	$-	$2,626
(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management agreements.
(2)	Represents the total of accrued dividends (5%) on $25 million of cumulative Series A preferred stock held by U.S. Treasury and amortization of related preferred stock discount.
(3)	Dividends paid to IBC from INB provided funds for the debt service on IBC’s outstanding subordinated debentures-capital securities, which is included in IBC’s interest expense, and for the cash dividend requirements on the Series A preferred stock.

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

As detailed in the table that follows, net interest and dividend income decreased by $0.1 million to $11.0 million in Q3-09, from $11.1 million in Q3-08. A $23 million increase in net interest earning assets from the investment of TARP proceeds was more than offset by a lower net interest margin (1.86% in Q3-09 compared to 2.04% in Q3-08).

Total average interest-earning assets increased by $180 million in Q3-09 from Q3-08, due to growth of $14 million in loans and $166 million in total security and other short-term investments. Asset growth was funded by a $222 million increase in interest-bearing deposits and a $29 million increase in stockholders’ equity (largely due to the participation in TARP as described in note 2 to the condensed consolidated financial statements included in this report), partially offset by a $66 million decrease in borrowed funds.

The net interest margin decreased primarily due to the impact of calls of $428 million of higher yielding U.S. government agency security investments (coupled with the reinvestment of the proceeds into similar securities at lower market rates of 91 basis points) and a higher level ($1.3 million) of interest income not recorded on nonaccrual loans. The historically low interest rate environment resulted in the call of a large number of investment securities that were purchased in 2007 and 2008. These factors were partially offset by lower rates paid for deposits and adjustable-rate borrowings as well as the early retirement of IMC’s higher-cost, fixed rate debentures. The yield on interest-earning assets decreased by 92 basis points to 5.24% in Q3-09, while the cost of funds decreased by 82 basis points to 3.75% in Q3-09.

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

	For the Quarter Ended
	September 30, 2009			September 30, 2008
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Loans (1)	$1,734,983	$26,581	6.08%	$1,720,596	$28,840	6.67%
Securities	601,338	4,356	2.87	437,463	4,642	4.22
Other interest-earning assets	7,071	2	0.11	5,642	26	1.83

Total interest-earning assets	2,343,392	$30,939	5.24%	2,163,701	$33,508	6.16%

Noninterest-earning assets	34,980			24,893

Total assets	$2,378,372			$2,188,594

Interest-bearing liabilities:
Interest checking deposits	$7,443	$30	1.60%	$5,695	$26	1.82%
Savings deposits	10,125	43	1.68	8,716	64	2.92
Money market deposits	443,317	1,955	1.75	326,202	2,738	3.34
Certificates of deposit	1,536,805	16,683	4.31	1,434,694	17,068	4.73

Total deposit accounts	1,997,690	18,711	3.72	1,775,307	19,896	4.46
FHLB advances	51,466	492	3.79	55,182	365	2.63
Debentures and related interest payable	2,905	58	7.92	65,195	1,279	7.80
Debentures - capital securities	56,702	660	4.62	56,702	881	6.18
Mortgage note payable	174	3	6.84	191	3	6.25

Total borrowed funds	111,247	1,213	4.33	177,270	2,528	5.67

Total interest-bearing liabilities	2,108,937	$19,924	3.75%	1,952,577	$22,424	4.57%

Noninterest-bearing deposits	3,269			3,496
Noninterest-bearing liabilities	53,163			48,025
Preferred stockholder’s equity	23,337			-
Common stockholders’ equity	189,666			184,496

Total liabilities and stockholders’ equity	$2,378,372			$2,188,594

Net interest and dividend income/spread		$11,015	1.49%		$11,084	1.59%

Net interest-earning assets/margin (3)	$234,455		1.86%	$211,124		2.04%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.11			1.11
Other Ratios:
Return on average assets (2)	0.13%			0.48%
Return on average common equity (2)	1.58%			5.69%
Noninterest expense to average assets (2)	1.23%			0.96%
Efficiency ratio (4)	45%			25%
Average stockholders’ equity to average assets	8.96%			8.43%
(1)	Includes average nonaccrual loans of $135.4 million in the 2009 period and $105.9 million in the 2008 period. Interest not accrued on such loans and excluded from the table totaled $2.4 million in the 2009 period and $1.1 million in the 2008 period.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 1.97% and 2.31% for the 2009 and 2008 period, respectively.
(4)	Defined as noninterest expenses (excluding the provision for loan losses and real estate expenses) as a percentage of net interest and dividend income plus noninterest income.

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

	For the Quarter Ended September 30, 2009 vs. 2008
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(2,538)	$240	$39	$(2,259)
Securities	(1,476)	1,729	(539)	(286)
Other interest-earning assets	(24)	7	(7)	(24)
Total interest-earning assets	(4,038)	1,976	(507)	(2,569)
Interest-bearing liabilities:
Interest checking deposits	(3)	8	(1)	4
Savings deposits	(27)	10	(4)	(21)
Money market deposits	(1,297)	978	(464)	(783)
Certificates of deposit	(1,506)	1,207	(86)	(385)
Total deposit accounts	(2,833)	2,203	(555)	(1,185)
FHLB advances	160	(24)	(9)	127
Debentures and accrued interest payable	20	(1,215)	(26)	(1,221)
Debentures - capital securities	(221)	-	-	(221)
Mortgage note payable	-	-	-	-
Total borrowed funds	(41)	(1,239)	(35)	(1,315)
Total interest-bearing liabilities	(2,874)	964	(590)	(2,500)
Net change in interest and dividend income	$(1,164)	$1,012	$(83)	$(69)

Provision for Loan Losses

The provision for loan losses decreased to $2.4 million in Q3-09 from $3.4 million in Q3-08. The decrease was due to $0.3 million attributable to a larger decrease in net loans as compared to the prior year period (loans outstanding decreased by $51.1 million in Q3-09, compared to a $32.1 million decrease in Q3-08) and a $1.7 million specific valuation allowance associated with an $11.3 million impaired loan that was no longer required because the loan was repaid in full, which amounts were partially offset by $1.0 million of provisions associated with new credit downgrades and lower estimated real estate values on certain properties collateralizing nonaccrual loans.

The Company continues to be negatively impacted by the weak economy, increased vacancy rates and lower real estate values, all of which have resulted in an increase in nonaccrual loans and a high level of loan loss provisions.

Noninterest Income

Noninterest income decreased by $2.2 million to $0.1 million in Q3-09, from $2.3 million in Q3-08. The decrease was primarily due to a $0.9 million decrease in income from early repayment of loans, a $0.5 million decrease in deposit and loan service charge income and a $0.7 million impairment charge on trust preferred security investments (which is discussed in more detail in note 3 to the condensed consolidated financial statements in this report).

The Company attributes the decrease in its volume of loan prepayments and prepayment income derived therefrom primarily due to the effects of the crisis in the credit markets (which has reduced funding sources available for both new real estate lending and refinancing of existing loans) as well as lower real estate values.

Noninterest Expenses

Noninterest expenses increased by $2.1 million to $7.4 million in Q3-09, from $5.3 million in Q3-08. The increase was primarily due to the following: a $0.8 million increase in FDIC insurance premiums due to higher rates imposed on all FDIC insured depository institutions (as discussed in note 16 to the condensed consolidated financial statements in this report); a $0.6 million increase in expenses associated with nonperforming assets (which included $0.9 million related to one property that is not expected to recur); a $0.4 million increase in expense from the early retirement of $40 million of IMC’s higher-cost, fixed-rate debentures; and a $0.2 million increase in compensation and benefits expense (primarily due to additional employees, salary increases and higher medical insurance costs). IMC has repaid all of its outstanding debentures as September 30, 2009. The Company had 72 employees at September 30, 2009, compared to 70 at September 30, 2008.

Expenses associated with nonperforming assets are comprised of real estate taxes, insurance, utilities and other charges required to protect the Company’s interest in real estate acquired through foreclosure and/or various properties collateralizing the Company’s nonaccrual loans (all of which are categorized as “real estate activities expense” in the condensed consolidated statements of earnings), as well as certain legal costs incurred in the Company’s collection efforts with such assets (which are included as part of the line item “professional fees and services expense”).

Expenses associated with the retirement of debentures represent unamortized issuance costs that were expensed in connection with the repayment of debentures prior to their stated maturity as detailed in note 7 to the condensed consolidated financial statements in this report.

Primarily as a result of the negative effects of nonperforming assets on operating results, the Company’s efficiency ratio, which is a measure of its ability to control expenses as a percentage of its revenues, increased to 45% in Q3-09 from 25% in Q3-08.

Provision for Income Taxes

The provision for income taxes decreased by $1.4 million to $0.6 million in Q3-09, from $2.0 million in Q3-08 due to a decrease in pre-tax income. The Company’s effective income tax rate (inclusive of state and local taxes) was 45.5% in Q3-09, compared 43.9% in Q3-08. The higher rate is primarily a function of certain restrictions on compensation deductions due to the Company’s participation in the TARP program.

Comparison of Results of Operations for the Nine-Months Ended September 30, 2009 and 2008

Overview

Consolidated net earnings for the nine-months ended September 30, 2009 (“9mths-09”) decreased by $5.6 million, or 82%, to $1.2 million, or $0.14 per diluted share, from $6.8 million, or $0.82 per diluted share, in the first nine-months of 2008 (“9mths-08”). The decrease in consolidated net earnings was due to a $6.8 million increase in noninterest expenses, a $4.2 million decrease in noninterest income and $1.2 million of dividend requirements related to outstanding preferred stock held by the U.S. Treasury under the TARP program. The aggregate of these items was partially offset by a $3.6 million decrease in the provision for income taxes, a $1.5 million increase in net interest and dividend income and a $1.5 million decrease in the provision for loan losses.

Selected information regarding results of operations by entity follows:

					Consolidated
($ in thousands)	INB	IMC	IBC	Elim (1)	9mths-09	9mths-08
Interest and dividend income	$90,551	$1,851	$125	$(105)	$92,422	$97,072
Interest expense	59,041	796	2,188	(105)	61,920	68,069
Net interest and dividend income (expense)	31,510	1,055	(2,063)	-	30,502	29,003
Provision (credit) for loan losses	6,322	647	(30)	-	6,939	8,462
Noninterest income	222	(18)	359	(338)	225	4,400
Noninterest expenses	17,400	2,263	504	(338)	19,829	12,991
Earnings (loss) before taxes	8,010	(1,873)	(2,178)	-	3,959	11,950
Provision (credit) for income taxes	3,395	(860)	(1,000)	-	1,535	5,182
Net earnings (loss) before preferred dividend requirements	4,615	(1,013)	(1,178)	-	2,424	6,768
Preferred dividend requirements (2)	-	-	(1,223)	-	(1,223)	-
Net earnings (loss) available to common stockholders	4,615	(1,013)	(2,401)	-	1,201	6,768
Intercompany dividends (3)	(3,102)	-	3,102	-	-	-
Net earnings (loss) after intercompany dividends	$1,513	$(1,013)	$701	$-	$1,201	$6,768
Net earnings (loss) after intercompany dividends- 9mths-08	$4,553	$941	$1,274	$-	$6,768
(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management agreements.
(2)	Represents the total of accrued dividends (5%) on $25 million of cumulative Series A preferred stock held by U.S. Treasury and amortization of related preferred stock discount.
(3)	Dividends paid to IBC from INB provided funds for the debt service on IBC’s outstanding subordinated debentures-capital securities, which is included in IBC’s interest expense, and for the cash dividend requirements on the Series A preferred stock.

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

As detailed in the table that follows, net interest and dividend income increased by $1.5 million to $30.5 million in 9mths-09 from $29.0 million in 9mths-08. The increase was primarily due to a $25 million increase in the Company’s net interest earning assets resulting from the investment of TARP proceeds. Total average interest-earning assets increased by $178 million in 9mths-09 from 9mths-08, due to growth of $40 million in loans and $138 million in total security and other short-term investments. Asset growth was funded by a $186 million increase in interest-bearing deposits and a $29 million increase in stockholders’ equity, partially offset by a $33 million decrease in borrowed funds.

The Company’s net interest margin decreased to 1.76% in 9mths-09 from 1.82% in 9mths-08. This decrease was nearly all due to the impact of calls of $428 million of higher yielding U.S. government agency security investments (coupled with the reinvestment of the proceeds into similar securities at market rates that were 91 basis points lower) and a higher level ($1.3 million) of interest income not recorded on nonaccrual loans. The historically low interest rate environment has resulted in the call of a large number of investment securities that were purchased in 2007 and 2008. These factors were largely offset by lower rates paid on deposits and adjustable-rate borrowings as well as the early retirement of IMC’s higher-cost, fixed-rate debentures. The Company’s yield on interest-earning assets decreased to 5.35% in 9mths-09 from 6.08% in 9mths-08, while the Company’s cost of funds decreased to 3.99% in 9mths-09 from 4.73% in 9mths-08.

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

	For the Nine-Months Ended
	September 30, 2009			September 30, 2008
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Loans (1)	$1,729,587	$79,277	6.13%	$1,689,846	$82,704	6.54%
Securities	567,717	13,129	3.09	422,457	13,974	4.42
Other interest-earning assets	13,498	16	0.16	20,961	394	2.51

Total interest-earning assets	2,310,802	$92,422	5.35%	2,133,264	$97,072	6.08%

Noninterest-earning assets	29,395			21,386

Total assets	$2,340,197			$2,154,650

Interest-bearing liabilities:
Interest checking deposits	$5,973	$74	1.66%	$5,743	$77	1.79%
Savings deposits	9,299	141	2.03	8,432	186	2.95
Money market deposits	416,844	6,567	2.11	297,119	7,928	3.56
Certificates of deposit	1,521,186	50,686	4.45	1,455,535	52,468	4.82

Total deposit accounts	1,953,302	57,468	3.93	1,766,829	60,659	4.59
FHLB advances	50,991	1,459	3.83	26,196	521	2.66
Debentures and related interest payable	13,285	796	8.01	71,363	4,226	7.91
Debentures - capital securities	56,702	2,188	5.16	56,702	2,653	6.25
Mortgage note payable	178	9	6.76	195	10	6.85

Total borrowed funds	121,156	4,452	4.91	154,456	7,410	6.41

Total interest-bearing liabilities	2,074,458	$61,920	3.99%	1,921,285	$68,069	4.73%

Noninterest-bearing deposits	3,142			3,991
Noninterest-bearing liabilities	49,962			45,813
Preferred stockholder’s equity	23,241			-
Common stockholders’ equity	189,394			183,561

Total liabilities and stockholders’ equity	$2,340,197			$2,154,650

Net interest and dividend income/spread		$30,502	1.36%		$29,003	1.35%

Net interest-earning assets/margin (3)	$236,344		1.76%	$211,979		1.82%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.11			1.11
Other Ratios:
Return on average assets (2)	0.14%			0.42%
Return on average common equity (2)	1.71%			4.92%
Noninterest expense to average assets (2)	1.13%			0.80%
Efficiency ratio (4)	50%			30%
Average stockholders’ equity to average assets	9.09%			8.52%
(1)	Includes average nonaccrual loans of $124.6 million in the 2009 period and $108.3 million in the 2008 period. Interest not accrued on such loans and excluded from the table totaled $7.3 million in the 2009 period and $5.9 million in the 2008 period.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 1.81% and 1.95% for the 2009 period and 2008 period, respectively.
(4)	Defined as noninterest expenses (excluding the provision for loan losses and real estate expenses) as a percentage of net interest and dividend income plus noninterest income.

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

	For the Nine-Months Ended September 30, 2009 vs. 2008 Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(5,196)	$1,949	$(180)	$(3,427)
Securities	(4,214)	4,815	(1,446)	(845)
Other interest-earning assets	(369)	(140)	131	(378)
Total interest-earning assets	(9,779)	6,624	(1,495)	(4,650)
Interest-bearing liabilities:
Interest checking deposits	(6)	3	-	(3)
Savings deposits	(58)	19	(6)	(45)
Money market deposits	(3,231)	3,197	(1,327)	(1,361)
Certificates of deposit	(4,039)	2,373	(116)	(1,782)
Total deposit accounts	(7,334)	5,592	(1,449)	(3,191)
FHLB advances	230	495	213	938
Debentures and accrued interest payable	54	(3,445)	(39)	(3,430)
Debentures - capital securities	(464)	-	(1)	(465)
Mortgage note payable	-	(1)	-	(1)
Total borrowed funds	(180)	(2,951)	173	(2,958)
Total interest-bearing liabilities	(7,514)	2,641	(1,276)	(6,149)
Net change in interest and dividend income	$(2,265)	$3,983	$(219)	$1,499

Provision for Loan Losses

The provision for loan losses decreased by $1.5 million to $6.9 million in 9mths-09, from $8.4 million in 9mths-08. The decrease was due to $1.0 million attributable to a decrease in net loan growth from the prior year period ($76 million of loan growth in the 2008 period, compared to an $11 million decrease in the 2009 period) and a $1.7 million specific valuation allowance associated with an $11.3 million impaired loan that was no longer required because the loan was repaid in full, which items were partially offset by $1.2 million of provisions associated with new credit downgrades and lower estimated real estate values on certain properties collateralizing nonaccrual loans.

Noninterest Income

Noninterest income decreased by $4.2 million to $0.2 million in 9mths-09, from $4.4 million in 9mths-08. The decrease was due to a $1.5 million decrease in income from early repayment of loans, a $0.7 million decrease in deposit and loan service charge income, $1.4 million of impairment charges on trust preferred security investments (as discussed in note 3 to the condensed consolidated financial statements in this report) and a $0.6 million decrease in income from calls of investment securities (such income consists of the immediate recognition of any remaining unamortized premium or discount at time the security is called).

Noninterest Expenses

Noninterest expenses increased by $6.8 million to $19.8 million in 9mths-09, from $13.0 million in 9mths-08. The increase was primarily due to the following: a $2.9 million increase in FDIC insurance premiums; a $1.6 million increase in expenses associated with nonperforming assets (which included $0.9 million related to one property that is not expected to recur); a $1.5 million increase in expense from the early retirement of debentures; and a $0.4 million increase in compensation and benefits expense. The reasons for the increases in FDIC insurance premiums, expenses associated with nonperforming assets and compensation and benefits expenses are the same as those described in the section “Comparison of Results of Operations for the Quarters September 30, 2009 and 2008.”

Provision for Income Taxes

The provision for income taxes decreased by $3.6 million to $1.5 million in 9mths-09, from $5.2 million in 9mths-08. The decrease was due to less pre-tax income as well as a $0.2 million refund of prior year income taxes paid resulting from the completion of an audit of 2005 Florida income tax return. The Company’s effective income tax rate (inclusive of state and local taxes) was 38.8% in the 2009 period, compared 43.4% in the 2008 period. The lower effective rate was due to the tax refund noted above.

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

INB relies heavily on certificates of deposit (time deposits) as its main source of funds. Consolidated deposits amounted to $2.01 billion at September 30, 2009 and time deposits represented 76% or $1.52 billion of those deposits, down from 82% at December 31, 2008, which is the result of a 43% increase in money market deposit accounts to $468 million at September 30, 2009. Time deposits of $100,000 or more at September 30, 2009 totaled $689 million, compared to $663 million at December 31, 2008, and included $170 million and $173 million of brokered deposits at each date, respectively. Brokered deposits had a weighted average remaining term and stated interest rate of 3.5 years and 4.96%, respectively, at September 30, 2009 and $10.9 million of those deposits mature by September 30, 2010. INB’s brokered deposits are sold by investment firms, which are paid a fee by INB for placing the deposit. INB must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Additionally, INB has agreed with the OCC not to have its total brokered deposits exceed 10% of INB’s total deposits without obtaining prior approval of the OCC. Time deposits are the only deposit accounts offered by INB that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. At September 30, 2009, $584 million, or 38%, of INB’s total time deposits mature by September 30, 2010. INB expects to retain or replace a significant portion of such deposits based on its competitive pricing and historical experience.

INB also borrows funds on an overnight or short-term basis to manage its liquidity needs. At September 30, 2009, INB had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. As a member of the FHLB of New York and FRB of New York, INB can also borrow from these institutions on a secured basis. At September 30, 2009, INB had $51 million of FHLB advances outstanding, which mature at various times beginning in March 2010 through September 2013, of which $20 million will mature by September 30, 2010. At September 30, 2009, INB had available collateral consisting of investment securities to support additional total secured borrowings of $519 million if needed. INB expects to have the flexibility to either repay or rollover its outstanding borrowings as they mature. The disruption in the credit markets that began in 2008 has not affected INB’s access to ordinary course borrowings.

INB invests in U.S. government agency debt obligations to emphasize safety and liquidity. All of INB’s security investments are classified as held to maturity, and nearly all of the securities have fixed rates of interest or have predetermined scheduled rate increases, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty. At September 30, 2009, the securities held to maturity portfolio had a weighted-average remaining stated maturity of 4.6 years, and $18 million, or 3%, of the portfolio matures by September 30, 2010. INB expects to reinvest the proceeds from these maturities as well as any calls into new securities. INB’s loan-to-deposit ratio was 80% at September 30, 2009 compared to 85% at December 31, 2008. INB’s goal is to target its loan-to-deposit ratio at approximately 85%. A decrease in suitable lending opportunities for the Company in 2009 has negatively impacted this ratio.

INB had cash and short-term investments of $29 million at September 30, 2009 and $237 million of its loan portfolio (excluding nonaccrual loans) matures by September 30, 2010. INB expects to extend or refinance a portion of these maturing loans. At September 30, 2009, INB had commitments to lend of $40 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described above.

In April 2009, INB agreed with the OCC, its primary regulator, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%. At September 30, 2009, INB’s actual capital ratios exceeded these specified percentages and it had excess regulatory capital to support an additional $308 million of asset growth and still be in compliance with this new threshold. See the section entitled “Regulatory Capital” and notes 12 and 16 to the condensed consolidated financial statements in this report for a further discussion. In September 2009, IBC invested $9.3 million as a capital contribution into INB.

Intervest Mortgage Corporation. As more fully described in note 2 to the consolidated financial statements in this report, IMC has been applying cash inflows from its maturing loans to the early repayment of its outstanding debentures (which have a higher cost than INB’s sources of funds). In the first nine months of 2009, IMC also sold $30.8 million of its performing loans to INB at cost to provide additional funds for debenture repayments. In the first nine months of 2009, IMC repaid all ($40 million) of its outstanding debentures. In September 2009, IMC paid a cash dividend to IBC in the amount of $9.3 million which was used by IBC to make an additional capital investment in INB for the same amount. At September 30, 2009, IMC had cash and short-term investments of $1.7 million.

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

As more fully described in note 10 to the consolidated financial statements in the Company’s 2008 annual report on Form 10-K, in December 2008, IBC sold to the U.S. Treasury 25,000 shares of its 5% Fixed Rate Cumulative Perpetual Preferred Stock, Series A, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. The $25 million of proceeds was invested by IBC into INB as a capital contribution.

IBC, through its wholly owned business trusts, also has $56.7 million of trust preferred securities outstanding and $55.0 million (representing outstanding debentures net of IBC’s common stock investments in the trusts) qualified for and are included in regulatory Tier 1 capital. The proceeds from these securities have also been invested in INB at various times through capital contributions. The securities have fixed rates of interest for the initial five-year period and thereafter variable rates and contractually mature at various times through 2036.

INB provides funds to IBC for the cash dividend requirements on the preferred stock and for the debt service on trust preferred securities in the form of cash dividends paid to IBC, which totaled $3.9 million annually as of September 30, 2009. If INB is unable to pay cash dividends to IBC, IBC may not be able to service its debt, pay its other obligations, or pay cash dividends on its outstanding common or preferred stock. At September 30, 2009, IBC had $6.7 million in cash and short-term investments.

Other. Additional information regarding security investments, time deposits and borrowings, including interest rates and maturity dates, can be found in notes 3, 6, 7 and 8 of the notes to the condensed consolidated financial statements included in this report. Information regarding trust preferred securities can be found in note 9 to the consolidated financial statements included in the Company’s 2008 annual report on Form 10-K.

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

Regulatory Capital

INB is subject to various regulatory capital requirements. As discussed on page 20 of the Company’s 2008 annual report on Form 10-K, the Federal Deposit Insurance Corporation (FDIC) and other bank regulatory agencies use five capital categories ranging from well capitalized to critically undercapitalized to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premiums. These categories involve quantitative measures of a bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and discretionary actions by the regulators that, if undertaken, could have a direct material effect on INB’s and the Company’s financial statements.

Regulations require banks to maintain regulatory defined minimum Tier 1 leverage and Tier 1 and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At September 30, 2009, INB maintained its capital at levels to be classified as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. In April 2009, INB agreed with the OCC, its primary regulator, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%. INB met its capital adequacy requirements as of September 30, 2009 and December 31, 2008. As of the date of filing of this report on Form 10-Q, management is not aware of any conditions or events that would have changed INB’s or IBC’s compliance with each of its regulatory capital requirements.

Information regarding INB’s regulatory capital and related ratios is summarized as follows:

	At September 30,	At December 31,
($ in thousands)	2009	2008
Tier 1 Capital	$239,388	$228,435
Tier 2 Capital	23,647	22,674
Total risk-based capital	$263,035	$251,109
Net risk-weighted assets	$1,884,163	$1,809,079
Average assets for regulatory purposes	$2,343,165	$2,116,762
Tier 1 capital to average assets	10.22%	10.79%
Tier 1 capital to risk-weighted assets	12.71%	12.63%
Total capital to risk-weighted assets	13.96%	13.88%

IBC on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At September 30, 2009 and December 31, 2008, IBC met its capital adequacy requirements.

Information regarding consolidated regulatory capital and related ratios is summarized below:

	At September 30,	At December 31,
($ in thousands)	2009	2008
Tier 1 Capital (1)	$268,619	$266,974
Tier 2 Capital	23,935	23,455
Total risk-based capital	$292,554	$290,429
Net risk-weighted assets	$1,906,901	$1,871,343
Average assets for regulatory purposes	$2,378,372	$2,186,753
Tier 1 capital to average assets	11.29%	12.21%
Tier 1 capital to risk-weighted assets	14.09%	14.27%
Total capital to risk-weighted assets	15.34%	15.52%

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

These new limits were scheduled to take effect on March 31, 2009, pursuant to a final rule adopted by the Board on March 10, 2005. This delay will further the Board’s efforts, as well as the efforts of the other Federal banking agencies and the U.S. Department of the Treasury, to respond to the recent crisis in the financial markets. Until the new effective date in 2011, all BHCs may include cumulative perpetual preferred stock and trust preferred securities in Tier 1 capital up to 25 percent of total core capital elements (excluding senior preferred stock issued to the U.S. Treasury, all of which qualifies as Tier 1 capital without restriction). See page 54 of the Company’s 2008 annual report on Form 10-K for a more detailed discussion of the new requirements.

Asset and Liability Management

The Company’s interest rate risk arises from differences in the repricing of its assets and its liabilities within a given time period. The primary objective of the Company’s asset/liability management strategy is to limit, within established guidelines, the adverse effect of changes in interest rates on its net interest income and capital. The Company has never engaged in trading or hedging activities, nor invested in interest rate derivatives or entered into interest rate swaps. The Company uses “gap analysis,” which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. For a discussion of gap analysis, including the factors that affect its computation and results, see pages 55 to 57 of the Company’s 2008 annual report on Form 10-K.

At September 30, 2009, the Company’s interest-bearing liabilities that are scheduled to mature or reprice within one-year exceeded its interest-earning assets that are scheduled to mature or reprice within one-year. This one-year interest rate sensitivity gap amounted to a negative $631 million, or (26.5)% of total assets, at September 30, 2009, compared to a negative gap of $425 million, or (18.7)% of total assets at December 31, 2008. As a result of the negative one-year gap, the Company continues to be “liability-sensitive,” indicating that its interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than its interest-earning assets.

The change in the one-year gap from December 31, 2008 was primarily due to the following: the continued runoff of accruing loans with a repricing or remaining maturity of less than one year being replaced with new fixed rate loans with maturities averaging 5.1 years; an increase in nonaccrual loans; and purchases of security investments with maturities averaging 4.8 years. The new loans and securities have been funded largely through an increase in money market accounts. INB’s deposit flows and deposit rates offered are monitored daily and adjusted as needed. Beginning in the fourth quarter of 2008, INB has emphasized the attraction of longer-term deposits by offering competitive rates on these products and being less competitive on the rates offered for shorter-term deposits. Notwithstanding this strategy, INB has still experienced a significant inflow of money market deposit accounts. There can be no assurance that the behavior of depositors will match the expectations of management. INB’s objective is to maintain its deposit rates at levels that will promote a stable deposit base and at the same time adjust to its cash flow needs.

INB, whose assets represent 99% of consolidated assets, performs internal analyses by preparing interest rate shock scenarios (representing the effects of specific interest rate changes on its net interest income and capital) to its basic one-year gap model as a quantitative tool to measure the amount of INB’s interest rate risk associated with changing market interest rates. Based on the September 30, 2009 negative one-year static gap adjusted for various assumptions, if market rates were assumed to immediately increase by either 100, 200 or 300 basis points, INB’s annualized net interest income would be reduced in each scenario from current levels by an estimated 12%, 25% and 38%, respectively. It should be noted that for purposes of computing the one-year interest rate sensitivity gap, all of INB’s deposits with no stated maturities are treated as readily accessible accounts (as noted in footnote 3 to the GAP table follows), which contributes significantly to the liability sensitive position reported per the one-year gap. However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by INB did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year interest rate sensitivity gap would have been a negative 11% at September 30, 2009, compared to a negative 7% at December 31, 2008, which would have resulted in a significantly lower level of perceived interest rate sensitivity when using gap analysis for such measure.

The table that follows summarizes interest-earning assets and interest-bearing liabilities as of September 30, 2009, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Loans (1)	$137,340	$241,865	$892,486	$300,474	$1,572,165
Securities held to maturity (2)	15,345	86,918	283,174	212,458	597,895
Short-term investments	20,114	-	-	-	20,114
FRB and FHLB stock	5,531	-	-	4,398	9,929
Total rate-sensitive assets	$178,330	$328,783	$1,175,660	$517,330	$2,200,103
Deposit accounts (3) :
Interest checking deposits	$7,672	$-	$-	$-	$7,672
Savings deposits	10,863	-	-	-	10,863
Money market deposits	468,808	-	-	-	468,808
Certificates of deposit	93,336	490,715	658,288	279,298	1,521,637
Total deposits	580,679	490,715	658,288	279,298	2,008,980
FHLB advances	-	20,000	30,500	-	50,500
Debentures and mortgage note payable (1)	46,392	-	10,310	171	56,873
Accrued interest on all borrowed funds	174	-	-	-	174
Total borrowed funds	46,566	20,000	40,810	171	107,547
Total rate-sensitive liabilities	$627,245	$510,715	$699,098	$279,469	$2,116,527
GAP (repricing differences)	$(448,915)	$(181,932)	$476,562	$237,861	$83,576
Cumulative GAP	$(448,915)	$(630,847)	$(154,285)	$83,576	$83,576
Cumulative GAP to total assets	(18.8)%	(26.5)%	(6.5)%	3.5%	3.5%

Significant assumptions used in preparing the gap table above follow:

(1)	Adjustable-rate loans and debentures payable are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans, debentures payable and FHLB advances are scheduled, including repayments, according to their contractual maturities. Certain debentures that have been identified to be repaid prior to their contractual maturity are scheduled according to the repayment date. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $131.7 million and foreclosed real estate of $32.9 million are also excluded from the table although some portion is expected to return to an interest-earning status in the near term.

(2)	Securities are scheduled according to the earlier of their contractual maturity or the date in which the interest rate is scheduled to increase. The effects of possible prepayments that may result from the issuer’s right to call a security before its contractual maturity date are not considered in the analysis. The net carrying value ($0.4 million) of corporate securities that are on a cash basis of accounting are excluded from the table.

(3)	Interest checking, savings and money market deposits are regarded as readily accessible withdrawable accounts and certificates of deposit are scheduled according to their contractual maturity dates.

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

Recent Accounting Standards

See note 14 to the condensed consolidated financial statements included in this report for a discussion of this topic.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending, deposit-taking and borrowing activities. The Company has not engaged in and accordingly has no present risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of September 30, 2009 and December 31, 2008, which reflect changes in market prices and rates, can be found in note 14 to the condensed consolidated financial statements included in this report.

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital. To this regard, INB, whose assets represent 99% of total consolidated assets, performs internal analyses by preparing interest rate shock scenarios (representing the effects of specific interest rate changes on its net interest income and capital) to its basic one-year gap model as a quantitative tool to measure the amount of interest rate risk associated with changing market interest rates. INB also engages an outside consultant to prepare quarterly reports using an earnings simulation model to quantify the effects of various interest rate scenarios on its projected net interest income and net income over projected periods. These computations rely on various assumptions regarding balance sheet growth and composition, and the pricing and repricing and maturity characteristics of the balance sheet. For a further discussion of GAP analysis, see the section entitled “Asset and Liability Management” of this report.

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

References in this section to “we,” “us,” and “our” refer to IBC and its consolidated subsidiaries, unless otherwise specified. References to “INB” refer to our subsidiary, Intervest National Bank. This item requires disclosure of any new or material changes to our risk factors disclosed in our 2008 annual report on Form 10-K, where such factors are discussed on pages 24 through 29. The following also needs to be considered.

Our operations and activities are now subject to heightened regulatory oversight which will increase our operating expenses and may negatively impact our ability to grow our business.

On April 7, 2009, Intervest National Bank (INB) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), which requires INB to (1) appoint a Compliance Committee to monitor and coordinate INB’s adherence to the MOU and to submit progress reports to the OCC; (2) develop and implement a Strategic Plan in accordance with guidelines set forth in the MOU; (3) review and revise INB’s Contingency Funding Plan to address matters outlined in the MOU; (4) develop and implement a written program to improve credit risk management processes that are consistent across INB’s two primary markets; (5) develop and implement a three-year capital program in accordance with guidelines set out in the MOU; and (6) review and revise INB’s interest rate risk policy and procedures to address matters set forth in the MOU. As of September 30, 2009, management believes that it has satisfied a number of the conditions of the MOU and has commenced the steps necessary to resolve any and all remaining issues presented therein. INB has also agreed with the OCC to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%. At September 30, 2009, INB’s actual capital ratios were in excess of these levels at 10.22%, 12.71% and 13.96%, respectively. Based on this new threshold established by the OCC, INB’s available asset growth as of September 30, 2009 is $308 million. As a result of the above, our operations, lending activities and capital levels are now subject to heightened regulatory oversight, over and above the extensive regulation which normally applies to us under existing regulations, which will increase our expenses and may negatively impact our ability to grow our business. In addition, failure by INB to comply with these heightened requirements could lead to additional regulatory actions, more expenses and other restrictions.

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: October 29, 2009	By:	/S/ LOWELL S. DANSKER
Lowell S. Dansker, Chairman and Executive Vice President
(Principal Executive Officer)

Date: October 29, 2009	By:	/S/ JOHN J. ARVONIO
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)