Form 10-K
period 2009-12-31
INTERVEST BANCSHARES CORP
filed 2010-03-02
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended	DECEMBER 31, 2009

Commission File Number 000-23377

INTERVEST BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3699013
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      No     . * The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes      No XX

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Check one:

                Large Accelerated Filer              Accelerated Filer               Non-accelerated Filer     XX        Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes     No XX.

The aggregate market value of 5,269,061 shares of the Registrant’s Class A common stock outstanding on June 30, 2009, which excludes 2,421,751 shares held by affiliates as a group, was $18,441,714. This value is computed by reference to the closing sale price of $3.50 per share on June 30, 2009 of the Class A common stock on the NASDAQ Global Select Market. On the close of business on February 26, 2010, there were 7,690,812 shares of the Registrant’s Class A common stock and 580,000 shares of its Class B common stock outstanding. All of the Registrant’s 580,000 shares of Class B common stock outstanding are held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held in May 2010 are incorporated by reference into Parts II and III of this Form 10-K.

Intervest Bancshares Corporation and Subsidiaries

2009 ANNUAL REPORT ON FORM 10-K

PART I

The disclosures and discussions set forth in this report on Form 10-K are qualified by the paragraph captioned “Private Securities Litigation Reform Act Safe Harbor Statement” in “Item 1 Business” and by “Item 1A Risk Factors.”

Item 1.  Business

Private Securities Litigation Reform Act Safe Harbor Statement

We are making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-K that are not statements of historical fact may include forward-looking statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by such forward-looking statements. We discuss these and other uncertainties in the “Risk Factors” section of this report on Form 10-K. We assume no obligation to update any forward looking statements.

General

Intervest Bancshares Corporation

Intervest Bancshares Corporation (“IBC”) is a holding company under the Bank Holding Company Act and was incorporated in 1993 under the laws of the State of Delaware. IBC’s Class A common stock is listed for trading on the Nasdaq Global Select Market under the symbol “IBCA.” IBC also has Class B common stock outstanding for which there is no public trading market. IBC is the parent company of Intervest National Bank (“INB”) and Intervest Mortgage Corporation (“IMC”) and IBC owns 100% of the outstanding capital stock of each entity. References to “we,” “us” and “our” in this report refer to IBC and its consolidated subsidiaries on a consolidated basis, unless otherwise specified. The offices of IBC, IMC and INB’s headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002. The main telephone number is 212-218-2800.

IBC also owns 100% of the outstanding capital stock of four statutory business trusts (Intervest Statutory Trust II, III, IV and V), all of which are unconsolidated entities for financial statement purposes as required by U.S. generally accepted accounting principles (“GAAP”). The trusts were formed for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to IBC. They do not conduct any trade or business.

IBC’s primary business is the ownership and operation of its subsidiaries. It does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending, including the participation in loans originated by INB. From time to time, IBC also issues debt and equity securities to raise funds as needed for working capital purposes. IBC is subject to examination and regulation by the Federal Reserve Board (FRB). IBC is also a participant in the U.S. Treasury’s Capital Purchase Program. At December 31, 2009, IBC’s principal operating subsidiary was INB, which accounts for 99% of our total consolidated assets. It is expected that INB will continue to be our principal operating entity in generating our future business and consolidated results of operations. INB’s business is banking and real estate lending. IMC is currently not conducting any new business.

Available Information

IBC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements and any amendments to those reports, can be obtained (excluding exhibits) without charge by writing to: Intervest Bancshares Corporation, Attention: Secretary, One Rockefeller Plaza (Suite 400) New York, New York 10020. In addition, the reports (with exhibits) are available on the Securities and Exchange Commission’s website www.sec.gov. IBC has a website at www.intervestbancsharescorporation.com that is used for limited purposes. INB also has a website at www.intervestnatbank.com. The information on both of these web sites is not and should not be considered part of this report and is not incorporated by reference in this report.

Intervest National Bank

INB is a nationally chartered commercial bank that has its headquarters and full-service banking office at One Rockefeller Plaza, Suite 400, in New York City, and a total of six full-service banking offices in Pinellas County, Florida - four in Clearwater, one in Clearwater Beach and one in South Pasadena. INB conducts a personalized commercial and consumer banking business that attracts deposits from the general public. INB also provides internet banking services through its web site: www.intervestnatbank.com, which also attracts deposit customers from outside its primary market areas. INB uses the deposits, together with funds generated from its operations, principal repayments on loans and securities and other sources, to originate mortgage loans secured by commercial and multifamily real estate and to purchase investment securities.

INB’s revenues are primarily derived from interest and fees received from originating loans, and from interest and dividends earned on security and other short-term investments. The principal sources of funds for INB’s lending activities are deposits, repayment of loans, maturities and calls of securities and cash flow generated from operations. INB’s principal expenses consist of interest paid on deposits and borrowings and operating, general and administrative expenses. INB’s deposit flows and the rates it pays on deposits are influenced by interest rates on competing investments available to depositors and general market rates of interest. INB’s loan volume is affected primarily by the interest rates it charges on loans, customer demand for loans, the general supply of money available for lending purposes, the rates offered by its competitors, and the terms and credit risks associated with the loans. INB faces strong competition in the attraction of deposits and the origination of loans. INB’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent permitted by law.

INB’s operations are significantly influenced by general and local economic conditions, particularly those in the New York City metropolitan area and the State of Florida where most of the properties that secure INB’s mortgage loans are concentrated, and by related monetary and fiscal policies of banking regulatory agencies, including the FRB and FDIC. INB is subject to the supervision, regulation and examination of the Office of the Comptroller of the Currency of the United States of America (OCC). INB maintains capital ratios in excess of its current regulatory requirements as well as those necessary to be designated as a well-capitalized institution under applicable regulations. As discussed in the section “Supervision and Regulation,” in April 2009, INB and the OCC entered into a Memorandum of Understanding which requires INB to address certain matters. INB has also agreed with the OCC to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations.

Intervest Mortgage Corporation

IMC’s business has been focused on the origination of mortgage loans secured by commercial and multifamily real estate, and it provided loan origination services to INB, its affiliate, through an intercompany service agreement. IMC funded its loan originations through the issuance of subordinated debentures in public offerings which had a higher cost than INB’s funding sources. Since early 2007, competitive market conditions and lower pricing for new loans significantly reduced the number of profitable lending opportunities for IMC and only one loan has been originated by IMC since December 31, 2007. As a result of these conditions, IMC has been applying the proceeds from repayments of its existing loan portfolio to redeem its outstanding debentures. At December 31, 2009, IMC had no more debentures outstanding. It had total assets of $22 million (primarily consisting of $18 million in loans, of which $9.0 million were on nonaccrual status, and $2.1 million of foreclosed real estate) and stockholder’s equity of $21.4 million. Effective January 1, 2009, the employees of IMC became employees of INB and they continue to perform loan origination services for INB consistent with past practice. Certain personnel of INB administer the remaining net assets of IMC and IMC reimburses INB for the cost of such services. Intercompany fee income and expenses are eliminated in the consolidated financial statements. We expect IMC to have no new business activities. In 2009, INB acquired a total of $30.8 million of performing loans from IMC at cost. In September 2009, IMC returned $9.3 million of capital to IBC which was redeployed by IBC as an additional capital investment in INB.

Business Overview and Strategy

IBC’s principal operating subsidiary is INB and it accounts for 99% of our total consolidated assets. INB will continue to be our principal operating entity in generating our future business and consolidated results of operations. Our business strategy is to attract deposits and originate commercial and multifamily real estate loans on a profitable basis. As a result of several factors, including current market conditions, we have most recently been reducing our aggregate deposits and have also substantially reduced our new loan originations in recent quarters. We rely upon the relationships we have developed with our borrowers and brokers with whom we have done business in the past as primary sources of new loans. We believe that our ability to rapidly and efficiently process and close mortgage loans gives us a competitive advantage. We also emphasize providing exceptional customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. We believe the above factors distinguish us from larger banks that operate in our primary market areas. From time to time, we will explore other opportunities to diversify our revenues, including the possibility of originating loans for sale and the expansion of deposit services, although no assurance can be given that we will be successful in identifying and implementing new forms of revenues. Our business is affected by a number of factors that are discussed in the section “Risk Factors” in this report.

Deposit accounts are solicited from individuals, small businesses and professional firms located throughout our primary market areas in New York and Florida through the offering of a variety of deposit products. INB also uses its internet web site: www.intervestnatbank.com to attract and retain deposit customers from both within and outside its primary market areas. Our lending activities are comprised almost entirely of the origination for our loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and vacant land). Loans in the portfolio had an average life of approximately 4 years at December 31, 2009. As a matter of policy, we do not own or originate construction/development loans or condominium conversion loans.

We have and expect to continue to lend in geographical areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York and Florida. Our new originations during the last two years have nearly been all fixed-rate loans due to the demand by borrowers for longer-term, fixed-rate product that has been driven by the historically low interest rate environment. We expect this demand for longer-term, fixed-rate product to continue and expect that most of our new loan originations in 2010 will have similar terms. Fixed-rate loans constituted approximately 76% of our consolidated loan portfolio at December 31, 2009

We have historically purchased mainly securities that are issued directly by the U.S. government or one of its agencies with short- to intermediate-maturity terms that have either adjustable rates, predetermined rate increases or fixed rates of interest, including many with callable features by the issuer. Our security investing activities are designed to provide and maintain liquidity, without incurring undue interest rate risk and credit risk. Our goal is to maintain a securities portfolio with a short weighted-average life of no more than five years, which allows for the resulting cash flows to either be reinvested in securities at current market interest rates, used to fund loan demand or repay borrowings as needed. Our securities portfolio has historically yielded significantly less than our loan portfolio.

Our results of operations for the last two years have been negatively impacted by the weak economy, high rates of unemployment, increased office and retail vacancy rates and lower commercial real estate values, all of which have resulted in a significant increase in our level of nonperforming assets and associated loan and real estate loss provisions and related expenses to carry these assets. We expect these unfavorable conditions to continue for some period of time. Our nonperforming assets at December 31, 2009 amounted to $155.7 million, or 6.49% of total assets, compared to $117.7 million, or 5.18%, at December 31, 2008 and $90.8 million, or 4.49% at December 31, 2007. At December 31, 2009, nonperforming assets were comprised of $123.9 million of nonaccrual loans, or 34 loans, and $31.8 million of real estate acquired through foreclosure, or 10 properties. At December 31, 2009, we also had $97.3 million of accruing restructured loans (with a weighted average interest rate of 5.08%) on which we have granted certain concessions to provide payment relief to the borrower generally consisting of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments. These loans are also considered impaired loans. For 2009, 2008 and 2007, we recorded loan and real estate loss provisions totaling $13.1 million, $11.7 million and $3.8 million, respectively, and incurred a total of $5.4 million, $4.9 million and $0.7 million, respectively, in various expenses and legal costs associated with nonaccrual loans/foreclosed real estate. Additionally, interest not accrued on nonaccrual loans and excluded from interest income totaled $9.0 million in 2009, $8.0 million in 2008 and $4.5 million in 2007.

Our results of operations have also been negatively impacted by a substantial increase in FDIC premiums for all FDIC insured banks. Our FDIC insurance expense for 2009, 2008 and 2007 was $5.2 million, $1.5 million and $1.1 million, respectively. The 2009 expense also included a special assessment imposed in June 2009 on all banks which amounted to $1.1 million for us. We expect deposit insurance premiums will continue to remain at a high level or increase for all banks, including the possibility of additional special assessments, due to recent strains on the FDIC deposit insurance fund resulting from recent bank failures and an increase in the number of banks likely to fail over the next few years. Our current level of FDIC insurance expense as well as any further increases thereto will adversely affect our operating results.

We are taking various steps to resolve our nonaccrual and problem loans, including proceeding with foreclosures on many of the collateral properties and attempting to sell them, working with certain borrowers to provide payment relief and, in limited cases, accepting partial payment as full satisfaction of a nonaccrual loan. In 2009, nonperforming assets with a carrying value of $34.0 million were repaid or sold for total proceeds of $33.4 million. We cannot predict for the foreseeable future whether the pace of resolution of our nonperforming assets will increase. We have historically worked toward the resolution of our problem assets on an individual basis with the objective of maximizing the recovery of our investment. Although we intend to continue to actively manage our nonperforming assets, due to the cost of and delays we have encountered in connection with the pursuit of available remedies, we intend to identify certain assets that can be disposed of through an immediate sale at sales prices that may be below our current net recorded investment in such assets.

Our ability to complete foreclosure or other proceedings to acquire and sell certain collateral properties has been and continues to be delayed by various factors including bankruptcy proceedings and an overloaded court system. As a result of these delays, the timing and amount of the resolution/disposition of nonaccrual loans as well as foreclosed real estate cannot be predicted with certainty. In addition, if the current downturn in commercial real estate values and local economic conditions in both New York and Florida as well as other factors noted above continue for an additional extended period, it could have an adverse impact on our future asset quality and level of nonperforming assets, charge offs and profitability. There can be no assurance that we will not have significant additional loan and real estate loss provisions or expenses in connection with the ultimate collection of nonaccrual loans or in carrying and disposing of foreclosed real estate.

Market Area

Our primary market area for our New York office is considered to be the New York metropolitan area, consisting of the five boroughs of New York City and the areas surrounding them. Historically, the New York City metropolitan area has benefited from being the corporate headquarters of many large industrial and commercial national companies, which have, in turn, attracted many smaller companies, particularly within the service industry. However, as a consequence of being the home of many national companies and to a large number of national securities and investment banking firms, as well as being a popular travel destination, the New York City metropolitan area is particularly sensitive to the economic health of the United States. Our primary market area for our Florida offices is considered to be Pinellas County, which is the most populous county in the Tampa Bay area of Florida. This area also has many seasonal residents. The Tampa Bay area is located on the West Coast of Florida, midway up the Florida peninsula. The major cities in the area are Tampa (Hillsborough County) and St. Petersburg and Clearwater (Pinellas County). We believe that INB’s offices are located in middle and upper income communities. INB’s deposit-gathering market also includes its internet web site: www.intervestnatbank.com, which attracts deposit customers from both within and outside its primary market areas.

Competition

In one or more aspects of our business, we compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with large financial holding companies, have substantially greater financial and marketing resources and lending limits, and may offer services that we do not currently provide. In addition, many of our nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

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

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law now permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry.

Lending Activities

General

Our volume of loan originations is dependent on a number of factors, including the following: customer demand; interest rates charged by us; availability of funds to lend; rates offered by competitors; and whether the terms and credit risks associated with the loans are suitable for our portfolio.

Our lending activities emphasize the origination of first mortgage loans secured by commercial and multifamily real estate. We tend to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York and Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens, Long Island, Staten Island and the Bronx. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Orlando, Fort Lauderdale, Hollywood and Miami. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At December 31, 2009, we also had loans on properties in Connecticut, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. We also offer commercial and consumer loans, although such lending has not been emphasized and we do not presently expect to become active in such lending.

Our lending activities are conducted pursuant to written policies and defined lending limits. In originating real estate loans, we primarily consider the net operating income generated by the underlying property to support the loan’s debt service, the marketability and value of the property, the financial resources, income level and managerial expertise of the borrower with respect to the property, and any lending experience we have with the borrower. All potential new loans are referred to one of our two senior lending officers, the Chairman and the President, both of whom have substantial experience in commercial and multifamily real estate lending. Generally, all loans that we originate must be first reviewed and approved by our Loan Committee, which is comprised of three members of our Board of Directors, one of whom is also our Chairman. As a national bank, INB may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of INB’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral.

Our loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self storage facilities and vacant land). At December 31, 2009 such loans consisted of 652 loans with an aggregate principal balance of $1.69 billion and an average loan size of $2.6 million. Loans with principal balances of more than $10 million consisted of 18 loans or $246 million, with the largest loan being $20.4 million. Loans with principal balances of $5 million to $10 million consisted of 76 loans and aggregated to $508 million.

The following table sets forth information regarding the consolidated loan portfolio:

	At December 31,
($ in thousands)	2009	2008	2007	2006	2005
Commercial real estate loans	$1,128,646	$1,081,865	$932,351	$812,063	$735,650
Residential multifamily loans	529,431	599,721	657,387	634,753	538,760
Land development and other land loans	32,934	31,430	33,318	54,917	105,251
Residential 1-4 family loans	441	464	486	35	100
Commercial business loans	1,687	684	575	745	1,089
Consumer loans	616	373	315	218	194
Loans receivable	1,693,755	1,714,537	1,624,432	1,502,731	1,381,044
Deferred loan fees	(7,591)	(8,826)	(10,400)	(12,078)	(13,058)
Loans receivable, net of deferred fees	1,686,164	1,705,711	1,614,032	1,490,653	1,367,986
Allowance for loan losses	(32,640)	(28,524)	(21,593)	(17,833)	(15,181)
Loans receivable, net	$1,653,524	$1,677,187	$1,592,439	$1,472,820	$1,352,805
Loans included above that were on nonaccrual status	$123,877	$108,610	$90,756	$3,274	$750
Loan included above that have been restructured and were on accrual status	$97,311	$-	$-	$-	$-
Accruing loans included above which were contractually past due 90 days or more	$6,800	$1,964	$11,853	$-	$2,649
Interest income not recorded on loans that were on nonaccrual status during the period	$8,950	$7,999	$4,546	$153	$75

The following table sets forth the geographic distribution of the loan portfolio:

	At December 31,
	2009		2008		2007		2006		2005
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
New York	$1,123,300	66%	$1,122,459	66%	$1,046,704	64%	$1,005,946	67%	$896,746	65%
Florida	392,712	23	403,553	23	412,076	26	366,393	24	323,764	24
Connecticut & New Jersey	66,119	4	74,698	4	62,552	4	52,185	4	84,373	6
All Other	111,624	7	113,827	7	103,100	6	78,207	5	76,161	5
	$1,693,755	100%	$1,714,537	100%	$1,624,432	100%	$1,502,731	100%	$1,381,044	100%

The following table sets forth the scheduled contractual principal repayments of the loan portfolio:

	At December 31,
($ in thousands)	2009	2008	2007	2006	2005
Due within one year	$290,761	$377,081	$401,061	$366,457	$419,749
Due over one to five years	1,088,987	941,504	870,558	918,255	805,905
Due over five years	314,007	395,952	352,813	218,019	155,390
	$1,693,755	$1,714,537	$1,624,432	$1,502,731	$1,381,044

The following table sets forth the scheduled contractual principal repayments of the loan portfolio by loan type:

	At December 31, 2009
($ in thousands)	Due Within One Year	Due Over One to Five Years (1)	Due Over Five Years (1)	Total
Commercial real estate loans	$161,168	$ 749,943	$217,535	$1,128,646
Residential multifamily loans	102,269	331,131	96,031	529,431
Land development and other land loans	26,017	6,917	-	32,934
Residential 1-4 family loans	-	-	441	441
Commercial business loans	787	900	-	1,687
Consumer loans	520	96	-	616
	$290,761	$1,088,987	$314,007	$1,693,755

(1) At December 31, 2009, $388 million of loans with adjustable rates and $1.02 billion of loans with fixed rates were due after one year.

The following table sets forth the types of properties securing the mortgage loan portfolio:

	At December 31,
($ in thousands)	2009	2008	2007	2006	2005
Commercial Real Estate:
Retail stores	$ 546,199	$ 550,905	$ 428,170	$ 298,652	$ 266,965
Office buildings	294,637	265,123	242,240	244,767	198,326
Industrial/warehouse	96,646	83,903	82,968	103,971	134,817
Hotels	94,266	93,168	100,446	89,333	80,665
Mobile home parks	23,391	21,351	15,449	18,627	26,173
Parking lots/garages	26,332	29,010	23,305	18,551	8,367
Other	47,175	38,405	39,773	38,162	20,337
Residential Multifamily (5 or more units)	529,431	599,721	657,387	634,753	538,760
Residential All Other	441	464	486	35	100
Vacant Land	32,934	31,430	33,318	54,917	105,251
	$1,691,452	$1,713,480	$1,623,542	$1,501,768	$1,379,761
The following table sets forth the activity in the net loan portfolio:
	For the Year Ended December 31,
($ in thousands)	2009	2008	2007	2006	2005
Loans receivable, net, at beginning of year	$1,677,187	$1,592,439	$1,472,820	$1,352,805	$1,004,290
Originations	200,145	386,892	554,630	548,474	706,672
Principal repayments	(185,076)	(267,490)	(431,954)	(426,787)	(352,371)
Transfers to foreclosed real estate	(27,748)	(25,070)	(975)	-	-
Chargeoffs	(8,103)	(4,227)	-	-	-
Decrease (increase) in deferred loan fees	1,235	1,574	1,678	980	(1,711)
Net increase in allowance for loan losses	(4,116)	(6,931)	(3,760)	(2,652)	(4,075)
Loans receivable, net, at end of year	$1,653,524	$1,677,187	$1,592,439	$1,472,820	$1,352,805
Loan originations and repayments by entity are summarized in the following table:
	For the Year Ended December 31,
($ in thousands)	2009	2008	2007	2006	2005
Originations (1):
INB	$200,145	$385,692	$506,242	$487,952	$660,595
IMC	-	1,200	48,388	60,522	46,077
	$200,145	$386,892	$554,630	$548,474	$706,672
Principal Repayments (1):
INB	$183,862	$223,601	$399,813	$360,567	$277,746
IMC	1,192	43,840	30,184	65,957	71,335
IBC	22	49	1,957	263	3,290
	$185,076	$267,490	$431,954	$426,787	$352,371

(1) Amounts exclude any intercompany transactions.

Commercial and Multifamily Real Estate Lending

Commercial and multifamily real estate lending is generally considered to have more credit risk than traditional 1-4 family residential lending because these loans tend to involve larger loan balances to single borrowers and their repayment is typically dependent upon the successful operation and management of the underlying real estate for income-producing properties. In addition, we may originate loans on vacant or substantially vacant properties as well as vacant land, all of which typically have limited or no income streams and depend upon other sources of cash flow from the borrower for repayment. All the above loans require ongoing evaluation and monitoring since they may be affected to a greater degree by adverse conditions in the real estate market or the economy or changes in government regulation.

Mortgage loans on commercial and multifamily properties typically provide for periodic payments of interest and principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The majority of the mortgage loans originated by us provide for balloon payments at maturity, which means that a substantial part of or the entire original principal amount is due in one lump sum payment at maturity.

If the net revenue from the property is not sufficient to make all debt service payments due on the mortgage or, if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (by refinancing the loan, sale of the property or otherwise) to make the lump sum payment, we could sustain a loss on our investment in the mortgage loan. As noted elsewhere in this report, we have experienced a significant increase in nonaccrual loans since early 2007 and have incurred loan chargeoffs and high levels of loan and real estate loss provisions.

We have historically originated short-term real estate mortgage loans with either fixed or variable interest rates. Commencing in early 2007, as a result of competitive market conditions and lower pricing in originating loans, we began placing greater reliance on fixed-rate loan originations with somewhat longer maturities. To illustrate, fixed-rate loans constituted approximately 76% of the loan portfolio at December 31, 2009, compared to approximately 40% at December 31, 2006. Loans in the portfolio had an average life of approximately 4 years at December 31, 2009, compared with 3 years at December 31, 2006. Our loans are normally originated for a term of no more than 10 years. For those loans originated with terms of greater than 10 years, almost all of them are self-liquidating loans. We may also experience loan prepayments, the amount of which cannot be predicted, and reinvestment risk associated with the investment of the resulting proceeds.

As part of our written policies for real estate loans, loan-to-value ratios (the ratio that the original principal amount of the loan bears to the lower of the purchase price or appraised value of the property securing the loan at the time of origination) on loans originated by us typically do not exceed 80%. Debt service coverage ratios (the ratio of the net operating income generated by the property securing the loan to the required debt service) on multi-family and commercial real estate loans originated typically are not less than 1.2 times. As noted earlier, we have originated from time to time mortgage loans on vacant or substantially vacant properties and vacant land for which there is limited or no cash flow being generated by the operation of the underlying real estate.

In originating loans, we may require guarantees from the principals of our borrowers, although loans are often originated on a limited recourse basis. We also have some nonrecourse loans in our loan portfolio for which the owner of the property subject to the mortgage has no personal obligation to pay the mortgage note which the mortgage secures. Our mortgage loans are also not insured or guaranteed by governmental agencies. Therefore, in the event of a default on a mortgage loan we originate, our ability to recover our investment is dependent upon the market value of the mortgaged property. Our loan portfolio may also include a limited number of junior mortgages. Junior mortgages are subordinate in right of repayment to the senior mortgage on the property. As a result, in the event of a default on a senior mortgage secured by the property, the holder of the senior mortgage may independently commence foreclosure proceedings. In such an event, a junior mortgage holder must often cure the default or buy or payoff the senior in order to prevent foreclosure. If there is a foreclosure on the senior mortgage, the owner of the junior mortgage is only entitled to share in liquidation proceeds after all amounts due to senior lien holders have been fully paid. Actual proceeds available for distribution upon foreclosure may not be sufficient to pay all sums due on the senior mortgage, other senior liens and the junior mortgage, and the costs and fees associated with the foreclosure proceedings.

Loan Solicitation and Processing

Historically, mortgage brokers have been the source of substantially all of the real estate loans we originate. To a lesser extent, our loan originations are also derived from advertising in newspapers and trade journals, existing customers, direct solicitation by our officers and walk-in customers. The mortgage brokers are paid a fee by the borrower upon our funding of the loan. Our underwriting procedures require the following: an appraisal of the property securing the mortgage loan that is performed by a licensed or certified appraiser approved by us to determine the property’s adequacy as collateral; a physical inspection of the property; mortgage title insurance; flood insurance when required, fire and casualty insurance and environmental surveys. We also perform analyses for relevant real property and financial factors, which may include: the condition and use of the subject property; the property’s income-producing capacity; and the quality, experience and financial creditworthiness of the property’s owner. Credit reports and other verifications, including searches related to the requirements of the Office of Foreign Assets Control (OFAC) and the USA Patriot Act, are obtained to substantiate specific information relating to the applicant’s income, credit standing and legal status. In addition, we have an internal appraisal review process to monitor third party appraisals.

Data Processing

INB has an agreement that expires in 2010 with Fidelity Information Services, a division of Fidelity National Financial, to provide INB with its core data processing using the Kirchman Bankway software, a product of the Kirchman Corporation, which is a division of Metavante Corporation.

Loan Origination, Loan Fees and Prepayment Income From the Early Repayment of Loans.

We normally charge loan origination fees on the mortgage loans we originate based on a percentage of the principal amount of the loan. These fees are normally comprised of a fee that is received from the borrower at the time the loan is originated and another similar fee that is contractually due when the loan is repaid. The total fees, net of related direct loan origination costs, are deferred and amortized over the contractual life of the loan as an adjustment to the loan’s yield. At December 31, 2009, we had $7.6 million of net unearned loan fees and $7.9 million of loan fees receivable. We also earn other fee income from the servicing of the loans we originate.

When a mortgage loan is repaid prior to maturity, we may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and or interest in certain cases in accordance with the prepayment provisions in the mortgage loan. The amount and timing of, as well as income from loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of mortgage loans that are prepaid tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. However, given the nature and type of the mortgage loans we originate, we may still experience loan prepayments notwithstanding the effects of movements in interest rates. Loan prepayment income totaled $1.2 million in 2009, $2.4 million in 2008 and $7.0 million in 2007. During 2009 and 2008, we experienced a lower volume of loan prepayments and prepayment income derived therefrom primarily due to the effects of the recent crisis in the credit markets (which reduced funding sources available in the lending markets for both new and refinancing of existing loans) as well as declining commercial real estate values.

Temporary Investments in Loans and Loan Participations

Prior to January 1, 2008, IMC periodically originated a real estate mortgage loan in its own name and temporarily held it in its portfolio for a short period and subsequently transferred the loan to INB at cost. From time to time, IBC or IMC may also have purchased a participation in a real estate mortgage loan originated by INB. All participations were purchased at face value and the interest of the participant in the collateral securing the loan was pari passu with INB. The above transactions were undertaken from time to time to provide INB additional flexibility in originating loans.

Real Estate Investing Activities

We may acquire and retain title in real property pursuant to a foreclosure of a mortgage loan in the normal course of business either directly or through a subsidiary or an affiliated entity. See the section that follows for a discussion of foreclosed real estate.

Asset Quality

We consider asset quality to be of primary importance to our business and results of operations. After a loan is originated, we undertake various steps (such as an annual physical inspection of the subject property and periodic reviews of loan files in order to monitor loan documentation and the value of the property securing the loan) with the objective of quickly identifying, evaluating and initiating corrective actions if necessary. We also constantly monitor the payment status of our outstanding loans and pursue a timely follow-up on any delinquencies, including initiating collection procedures even before a loan is 90 days past due as necessary. We also assess substantial late fees on delinquent loan payments.

All of our loans are subject to the risk of default, otherwise known as credit risk, which represents the possibility of us not recovering amounts due from our borrowers. A borrower’s ability to make payments due under a mortgage loan is dependent upon the risks associated with real estate investments in general, including the following: economic conditions and commercial real estate values in the areas where the properties are located; the level of interest rates, real estate tax rates and operating expenses of the mortgaged properties; supply of and demand for multifamily rental units; supply of and demand for commercial space; ability to obtain and maintain adequate occupancy of the properties; zoning laws; and governmental rules regulations and fiscal policies. Additionally, political issues, including armed conflicts, acts of terrorism, or natural disasters, such as hurricanes, may have an adverse impact on economic conditions of the country as a whole and may be more pronounced in specific geographic regions. All of these aforementioned factors affect the rents and occupancy of the properties which in turn affect the market value of the mortgaged properties underlying our loans.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities or on properties located in a particular geographic area. Our loan portfolio is concentrated in commercial real estate and multifamily mortgage loans (including land loans), which represented 99.8% of the total loan portfolio at December 31, 2009. The properties securing our mortgage loans are also concentrated in two states, New York and Florida, representing 66% and 23%, respectively, of the total dollar amount of loans outstanding at December 31, 2009. Many of the properties in New York are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which in turn may affect the borrower’s ability to repay the mortgage loan. As such, these properties may not be affected by the general movement of real estate values in the same manner as other income-producing properties. Many of the properties securing our loans are also located in areas that are being revitalized or redeveloped, which can be impacted more severely by a downturn in real estate values.

We place loans on nonaccrual status when principal or interest becomes 90 days or more past due unless the loan is well secured and in the process of collection. In addition, all previously accrued and uncollected interest and late charges are reversed through a charge to interest income. While loans are on nonaccrual status, interest income is normally recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances, interest continues to accrue on mortgage loans that have matured and the borrower continues to make monthly payments of principal and interest.

Our asset quality has been negatively impacted by the weak economy, high rates of unemployment, increased office and retail vacancy rates and lower commercial real estate values, all of which have resulted in a higher level of nonperforming assets. Nonperforming assets at December 31, 2009 amounted to $155.7 million, or 6.49% of total assets, and consisted of $123.9 million of nonaccrual loans, or 34 loans, and $31.8 million (net of a $2.8 million valuation allowance) of real estate acquired through foreclosure, or 10 properties. At December 31, 2009, we also had $97.3 million of accruing restructured loans (TDRs) on which we have granted certain concessions to the borrowers to provide payment relief generally consisting of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments. At December 31, 2009 and December 31, 2008, a specific valuation allowance (included as part of the overall allowance for loan losses) in the aggregate amount of $13.8 million and $8.2 million, respectively, was maintained on nonaccrual and restructured loans, all of which are considered impaired loans under GAAP. Estimated loan-to-value ratios, net of specific valuation allowances, on nonaccrual loans ranged from 51% to 100% at December 31, 2009. At December 31, 2009 and 2008, there were no other loans classified as impaired.

At December 31, 2009, we also had $16.5 million of loans for which there were concerns regarding the ability of the borrowers to meet existing repayment terms. Such potential problem loans are normally classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loan. Such loans may never become delinquent, nonaccrual or impaired. Potential problem loans are considered in the determination of the overall adequacy of the allowance for loan losses.

We estimate the fair value of the properties that collateralize our loans based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of our two senior lending officers (the Chairman and President) related to values of properties in our geographical market areas. These two lending officers take into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Determination of the need for updating appraisals, where practical, is made on a loan-by-loan basis.

The following table sets forth information concerning nonperforming assets by entity at December 31, 2009:

($ in thousands)	INB	IMC	Consolidated
Nonaccrual (impaired) loans	$114,917	$ 8,960	$123,877
Real estate acquired through foreclosure, net	29,754	2,112	31,866
Total nonperforming assets	$144,671	$11,072	$155,743
Nonperforming assets to total assets	6.09%	49.46%	6.49%
Nonaccrual loans to total gross loans receivable	6.86%	49.42%	7.31%
Allowance for loan losses to total net loans receivable	1.92%	3.26%	1.94%
Allowance for loan losses to nonaccrual loans	27.89%	6.58%	26.35%

Nonaccrual loans are detailed in the table that follows:

($ in thousands)				Nonaccrual	Principal Balance as of:
Property Type	City	State	Lender	Date	Dec 31, 2009	Dec 31, 2008	Notes
Retail	Flushing	New York	INB	Aug 2008	$ 13,060	$ 13,060
Hotel	St. Augustine	Florida	INB	Jun 2007	13,000	15,087	(1)
Multifamily	Long Island	New York	INB	Jun 2007	-	11,316	(2)
Undeveloped Land	Long Island City	New York	INB	Mar 2008	11,001	11,001
Multifamily	Philadelphia	Pennsylvania	INB	Sep 2009	9,512	-
Mixed Use	New York	New York	INB	Nov 2008	8,104	7,905	(8)
Multifamily	Tampa	Florida	INB	Oct 2008	7,475	7,475
Hotel	Clearwater	Florida	INB	Nov 2008	6,954	6,954	(3)
Hotel	Orlando	Florida	INB	Aug 2008	-	5,939	(4)
Multifamily	Brooklyn	New York	INB	Sep 2009	6,457	-	(6)
Office Building	Staten Island	New York	INB	May 2008	6,150	6,150	(6)
Multifamily	St. Pete	Florida	INB	Nov 2009	5,679	-
Multifamily	Jacksonville	Florida	INB	Sep 2009	4,644	-
Undeveloped Land	Perryville	Maryland	INB	May 2008	2,015	4,024	(7)
Retail	Avenel	New Jersey	INB	Mar 2007	-	3,064	(5)
Hotel	Clearwater	Florida	INB	Nov 2008	-	2,977	(4)
Multifamily	Cleveland	Ohio	INB	Sep 2009	3,529	-
Office Building	East Orange	New Jersey	INB	Mar 2009	2,869	-
Mobile Home	Venice	Florida	INB	Aug 2009	2,603	-	(6)
Hotel	Far Rockaway	New York	INB	Aug 2009	2,274	-
Office Building	Yonkers	New York	INB	Nov 2008	-	2,644	(4)
All other nonaccrual loans with individual balances of less than $2 million				Various	18,551	11,014
					$123,877	$108,610

(1)

Loan was originated by INB and IMC owns a 40% participation. The loan is secured by a waterfront hotel, restaurant and marina resort. In April 2009, INB and the debtor reached a multi-faceted settlement agreement whereby the loan’s principal balance was reduced (charged off by $2.0 million) to a principal amount of $13 million and the debtor paid a portion of outstanding real estate taxes. This agreement was further modified in October 2009 and now calls for the borrower to begin making new modified loan payments on March 1, 2010. The borrower is also required to make escrow payments for real estate taxes, with any previous shortfall to be paid in a lump sum by February 1, 2010. This loan will remain on nonaccrual status until a satisfactory payment history has been achieved under the restructured terms. The modified agreement is subject to the approval of the bankruptcy court.

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

(4)

Both loans were transferred to foreclosed real estate at the lower of its carrying value or the estimated fair value of the collateral property less estimated selling costs. The hotel in Orlando Florida was subsequently sold.

(5)	Loan was paid off in full in August 2009, including receipt of all nonaccrual interest.
(6)

Loan has been restructured but will be maintained on nonaccrual status and be accounted for on a cash basis until such time the normal payments resume and a satisfactory payment history has been achieved.

(7)	A $2.0 million loan chargeoff was taken on this loan.
(8)

The collateral property was sold to a third party on February 8, 2010 and the loan was paid off in full plus receipt of all nonaccrual interest and late fees. Balance at December 31, 2009 consisted of a 1st and 2nd mortgage.

The table that follows summarizes nonaccrual loans at December 31, 2009 by collateral type and location.

($ in thousands)
Property Type	NY	FL	NJ	MA	PA	MD	OH	Totals
Retail	$17,703	$-	$2,321	$-	$-	$-	$-	$20,024
Hotel	2,274	19,953	3,049	-	-	-	-	25,276
Office Building	6,150	-	4,469	-	-	-	-	10,619
Warehouse	1,893	-	-	-	-	-	-	1,893
Mixed Use	9,572	-	-	-	-	-	-	9,572
Mulitifamily	7,348	17,808	709	1,272	9,512	-	3,529	40,178
Mobile home	-	2,603	-	-	-	-	-	2,603
Undeveloped Land	11,697	-	-	-	-	2,015	-	13,712
	$56,637	$40,364	$10,548	$1,272	$9,512	$2,015	$3,529	$123,877

The following table summarizes the change in nonaccrual loans:

($ in thousands)	Amount
Balance at December 31, 2008	$108,610
New nonaccrual loans	80,471
Principal repayments	(29,353)
Loan chargeoffs	(8,103)
Loans transferred to foreclosed real estate	(27,748)
Balance at December 31, 2009	$123,877

Real estate properties that we acquire through, or in lieu of, loan foreclosure are held for sale. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan’s carrying value at the date of transfer, or the estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, management periodically performs market valuations and the property continues to be carried at the lower of cost or estimated fair value less estimated selling costs. Changes in the valuation allowance of the property are charged to the provision for real estate losses. Revenues and expenses from operations of the property are included in the caption “Real Estate Activities Expense.”

The properties we own are detailed in the table that follows. Most of these properties are being actively marketed for sale which has prompted significant investor interest in several properties. Contracts of sale on several properties are being negotiated but no assurance can be given as to the timing of any sale. In September 2009, one property (a hotel in Clearwater, Florida) with a carrying value of $2.7 million was sold. INB provided financing of $2.6 million in connection with this sale.

The net carrying value real estate acquired through foreclosure is detailed as follows:

($ in thousands)					At December 31,
Property Type	City	State	Owned By	Acquired	2009	2008
Undeveloped land	North Fort Myers	Florida	INB	May 2008	$ 2,395	$2,933
Undeveloped land	Hollywood	Florida	INB	Feb 2008	3,821	3,821
Office building	Brooklyn	New York	IMC	Sep 2008	2,112	2,327
Undeveloped land	Hollywood	Florida	INB	Jan 2009	709	-
Hotel	Orlando	Florida	INB	Apr 2009	5,924	-
Office Building	Yonkers	New York	INB	Aug 2009	2,158	-
Multifamily	Austell	Georgia	INB	Sep 2009	4,757	-
Multifamily	Melbourne	Florida	INB	Sep 2009	8,256	-
Office Building	Oakland Park	Florida	INB	Sep 2009	1,196	-
Undeveloped land	Carrabelle	Florida	INB	Dec 2009	538
					$31,866	$9,081

(1) Net carrying value is reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure. The total valuation allowance amounted to $2.8 million and $0.5 million at December 31, 2009 and December 31, 2008, respectively.

The following table summarizes the change in foreclosed real estate:

($ in thousands)	Amount	Number of Properties
Balance at December 31, 2008	$ 9,081	3
Transfers from loan portfolio (1)	27,748	8
Writedowns to carrying values subsequent to foreclosure	(2,275)	-
Sales	(2,698)	(1)
Gain on sale	10	-
Balance at December 31, 2009	$31,866	10

(1) At the time of transfer, loan chargeoffs of $3.2 million were taken and charged to the allowance for loan losses.

The following table summarizes foreclosed real estate by type of property as follows:

	At December 31, 2009		At December 31, 2008
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	4	$11,390	1	$2,327
Multifamily	2	13,013	-	-
Undeveloped land	4	7,463	2	6,754
	10	$31,866	3	$9,081

(1) Reported net of valuation allowance.

The following table sets forth information regarding the activity in the consolidated valuation allowance for real estate losses as follows:

	For the Year Ended December 31,
($ in thousands)	2009	2008	2007
Valuation allowance at beginning of year	$ 518	$ -	$ -
Provision for real estate losses charged to expense	2,275	518	-
Valuation allowance at end of year	$2,793	$518	$ -

Allowance for Loan Losses

A detailed discussion of the factors and estimates that we use in computing the allowance for loan losses can be found under the caption “Critical Accounting Policies” in this report on Form 10-K.

The following table sets forth information regarding the activity in the consolidated allowance for loan losses:

	At December 31,
($ in thousands)	2009	2008	2007	2006	2005
Allowance at beginning of year	$28,524	$21,593	$17,833	$15,181	$11,106
Provision for loan losses charged to expense	10,865	11,158	3,760	2,652	4,075
Chargeoffs	(8,103)	(4,227)	-	-	-
Recoveries	1,354	-	-	-	-
Allowance at end of year (1) (2)	$32,640	$28,524	$21,593	$17,833	$15,181
Total loans, net of deferred fees	$1,686,164	$1,705,711	$1,614,032	$1,490,653	$1,367,986
Average loans outstanding during the year	$1,721,688	$1,693,749	$1,601,271	$1,451,366	$1,206,089
Ratio of allowance to net loans receivable	1.94%	1.67%	1.34%	1.20%	1.11%
Ratio of net chargeoffs to average loans	0.39%	0.25%	-	-	-
(1)	Nearly all of the allowance for loan losses is allocated to real estate loans.
(2)	At December 31, 2009 and 2008, the allowance for loan losses included a specific valuation allowance for impaired loans in the aggregate amount of $13.8 million and $8.2 million, respectively.

The following table summarizes activity in the allowance for loan losses by entity:

($ in thousands)	INB	IMC	IBC	Consolidated
Balance at December 31, 2008	$27,506	$ 988	$30	$28,524
Chargeoffs	(7,058)	(1,045)	-	(8,103)
Recoveries	1,354	-	-	1,354
Provision (credit) for loan losses charged to expense	10,248	647	(30)	10,865
Balance at December 31, 2009	$32,050	$ 590	$ -	$32,640

Security Investment Activities

Securities we purchase are classified as held to maturity and are carried at amortized cost when we have the intent and ability to hold them to maturity. Historically we have purchased debt securities that are issued directly by the U.S. government or one of its agencies (FHLB, FNMA, FHLMC or FFCB) with short- to intermediate-maturity terms that have either adjustable rates, predetermined rate increases or fixed rates of interest, and callable features by the issuer. From time to time, we have selectively purchased corporate securities, consisting of trust-preferred notes. Our goal is to maintain a securities portfolio with a short weighted-average life of no more than five years, which allows for the resulting cash flows to either be reinvested in similar securities, used to fund loan commitments or pay off short-term borrowings as needed. Our securities portfolio does not contain securities of any issuer with an aggregate book value and aggregate market value in excess of 10% of our stockholders’ equity, excluding those issued by the U.S. government or its agencies. Our investment securities carry: market risk insofar as increases in market interest rates would generally cause a decline in their market value; prepayment risk insofar as they may be called or repaid before their stated maturity during times of low market interest rates, so that we may have to reinvest the funds at a lower interest rate; and credit risk as it relates to our investments in corporate securities as discussed in note 3 to the consolidated financial statements in this report.

We may also maintain a securities available-for-sale portfolio for securities that we will hold for indefinite periods of time that we may sell in response to changes in interest rates or other factors, including asset/liability management. No securities have been classified as such in the reporting periods of this report. We have never engaged in trading activities nor own or invest in any collateralized debt obligations, collateralized mortgage obligations, or any preferred or common stock of FNMA or FHLMC.

We also invest in various money market instruments (including overnight and term federal funds, short-term bank commercial paper and certificates of deposit) to temporarily invest excess cash flow generated from our deposit-gathering activities and operations. Cash and short-term investments at December 31, 2009 amounted to $8.0 million, compared to $54.9 million at December 31, 2008.

The following table summarizes the amortized cost (carrying value), contractual maturities and weighted-average yields of INB’s portfolio of securities held to maturity. The table excludes the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB) stock investments required to be held by INB in order to be a member of the FHLB and FRB.

	Due One Year or Less		Due After One Year to Five Years		Due After Five Years to Ten Years		Due After Ten Years		Total
($ in thousands)	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield
At December 31, 2009:
U.S. government agencies (1)	$ 22,077	2.77%	$440,741	2.38%	$149,742	3.62%	$16,524	4.24%	$629,084	2.74%
Corporate (1)	-	-	-	-	-	-	5,772	1.67	5,772	1.67
	$ 22,077	2.77%	$440,741	2.38%	$149,742	3.62%	$22,296	3.57%	$634,856	2.73%
At December 31, 2008:
U.S. government agencies (1)	$ 15,773	3.41%	$356,804	3.53%	$ 82,991	4.73%	$11,982	4.97%	$467,550	3.77%
Corporate (1)	-	-	-	-	-	-	8,031	5.32	8,031	5.32
	$ 15,773	3.41%	$356,804	3.53%	$ 82,991	4.73%	$20,013	5.11%	$475,581	3.80%
At December 31, 2007:
U.S. government agencies	$ 73,952	5.01%	$183,984	4.90%	$ 74,150	5.17%	$ 3,988	4.98%	$336,074	4.99%
Corporate	-	-	-	-	-	-	8,031	5.78	8,031	5.78
	$ 73,952	5.01%	$183,984	4.90%	$ 74,150	5.17%	$12,019	5.52%	$344,105	5.01%
At December 31, 2006:
U.S. government agencies	$112,454	4.11%	$284,555	5.17%	$ 996	5.02%	$ -	-%	$398,005	4.87%
Corporate	-	-	-	-	-	-	6,010	5.62	6,010	5.62
	$112,454	4.11%	$284,555	5.17%	$ 996	5.02%	$ 6,010	5.62%	$404,015	4.88%
At December 31, 2005:
U.S. government agencies	$124,413	2.71%	$127,095	3.79%	$ -	-%	$ -	-%	$251,508	3.26%

(1) See note 3 to the consolidated financial statements in this report for further information regarding market values and impairment.

Sources of Funds

We manage our liquidity position on a daily basis to assure that funds are available to meet our operating requirements, loan and investment commitments, deposit withdrawals and debt service obligations. Our primary sources of funds currently consist of the following: retail deposits obtained through INB’s branch offices and the mail; principal repayments of loans; maturities and calls of securities; borrowings from the federal funds market and through FHLB advances; and cash flow provided from our operating activities. For additional detail concerning our actual cash flows, see the consolidated statements of cash flows included in this report.

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

INB relies heavily on certificates of deposit (time deposits) as its main source of funds. Consolidated deposits amounted to $2.03 billion at December 31, 2009 and time deposits represented 74% or $1.51 billion of those deposits, down from 82% at December 31, 2008, which is the result of a 51% increase in money market deposit accounts to $496 million at December 31, 2009. Such increase is attributable to the low interest rate environment and depositors’ preference to maintain liquid accounts. Time deposits of $100,000 or more at December 31, 2009 totaled $693 million, compared to $663 million at December 31, 2008, and included $170 million and $173 million of brokered deposits at each date, respectively. Brokered deposits had a weighted average remaining term and stated interest rate of 3.2 years and 4.96%, respectively, at December 31, 2009 and $10.9 million of those deposits mature by December 31, 2010. INB’s brokered deposits are sold by investment firms, which are paid a fee by INB for placing the deposit. INB must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Additionally, INB has agreed with the OCC not to have its total brokered deposits exceed 10% of INB’s total deposits without obtaining prior approval of the OCC. Time deposits are the only deposit accounts offered by INB that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. At December 31, 2009, $592 million, or 39%, of INB’s total time deposits (inclusive of brokered deposits) mature by December 31, 2010. INB expects to retain or replace a significant portion of such deposits.

INB’s deposit products include the following: certificates of deposit (including denominations of $100,000 or more); individual retirement accounts (IRAs); checking and other demand deposit accounts; negotiable order of withdrawal (NOW) accounts; savings accounts; and money market accounts. Interest rates offered by INB on deposit accounts are normally competitive with those in INB’s principal market areas. The determination of rates and terms on deposit accounts also take into account INB’s liquidity requirements, outstanding loan commitments, desired capital levels and government regulations. Maturity terms, service fees and withdrawal penalties on deposit products are reviewed and established by INB on a periodic basis. INB offers internet banking services, ATM services with access to local, state and national networks, wire transfers, automated clearing house (ACH) transfers, direct deposit of payroll and social security checks and automated drafts for various accounts. In addition, INB offers safe deposit boxes to its customers in Florida. INB periodically reviews the scope of the banking products and services it offers consistent with market opportunities and its available resources.

The following table sets forth the distribution of deposit accounts by type:

	At December 31,
	2009		2008		2007		2006		2005
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Demand	$3,429	0.2%	$3,275	0.2%	$4,303	0.3%	$4,849	0.3%	$9,188	0.7%
Interest checking	9,117	0.4	4,512	0.2	5,668	0.3	12,934	0.8	7,202	0.5
Savings	11,682	0.6	8,262	0.5	8,399	0.5	10,684	0.7	17,351	1.3
Money Market	496,065	24.4	328,660	17.6	235,804	14.2	224,673	14.1	223,075	16.2
Certificates of deposit	1,509,691	74.4	1,519,426	81.5	1,405,000	84.7	1,335,394	84.1	1,118,514	81.3
	$2,029,984	100.0%	$1,864,135	100.0%	$1,659,174	100.0%	$1,588,534	100.0%	$1,375,330	100.0%

At December 31, 2009, 2008, 2007, 2006 and 2005, individual retirement account deposits totaled $289 million, $278 million, $236 million, $219 million and $163 million, respectively, nearly all of which were certificates of deposit.

The following table sets forth certificate of deposits by remaining maturity:

	At December 31,
	2009		2008		2007		2006		2005
($ in thousands)	Amount	Wtd- Avg Stated Rate	Amount	Wtd- Avg Stated Rate	Amount	Wtd- Avg Stated Rate	Amount	Wtd- Avg Stated Rate	Amount	Wtd- Avg Stated Rate
Within one year	$591,746	3.63%	$571,085	4.27%	$495,002	4.82%	$630,454	4.77%	$381,968	3.77%
Over one to two years	256,025	4.28	333,041	4.62	296,318	4.74	193,993	4.49	259,698	4.30
Over two to three years	241,217	4.45	171,647	5.08	233,248	4.81	204,636	4.59	126,546	4.13
Over three to four years	251,745	4.61	168,814	5.09	129,949	5.27	178,767	4.71	160,344	4.43
Over four years	168,958	4.31	274,839	5.05	250,483	5.16	127,544	5.36	189,958	4.69
	$1,509,691	4.11%	$1,519,426	4.67%	$1,405,000	4.90%	$1,335,394	4.75%	$1,118,514	4.18%

The following table sets forth total deposits by offices in New York and Florida:

	At December 31,
($ in thousands)	2009	2008	2007	2006	2005
New York Main Office	$990,777	$964,117	$933,403	$875,474	$712,181
Florida Offices (six offices)	1,039,207	900,018	725,771	713,060	663,149
	$2,029,984	$1,864,135	$1,659,174	$1,588,534	$1,375,330
The following table sets forth net deposit flows:
	For the Year Ended December 31,
($ in thousands)	2009	2008	2007	2006	2005
Net increase (decrease) before interest credited	$ 89,654	$124,487	$ (5,460)	$148,600	$338,053
Net interest credited	76,195	80,474	76,100	64,604	43,405
Net deposit increase	$165,849	$204,961	$70,640	$213,204	$381,458
The following table sets forth the remaining maturities of certificates of deposit of $100,000 or more:
	At December 31,
($ in thousands)	2009	2008	2007	2006	2005
Due within three months or less	$ 87,778	$ 78,458	$ 52,540	$ 60,534	$ 30,165
Due over three months to six months	47,607	36,436	31,128	69,121	25,109
Due over six months to one year	78,441	89,549	75,284	111,387	65,077
Due over one year	478,804	458,458	427,106	249,840	251,403
Total (1)	$692,630	$662,901	$586,058	$490,882	$371,754
As a percentage of total deposits	34%	36%	35%	31%	27%
(1) Includes brokered CDs as follows:	$170,117	$173,012	$165,865	$ 55,652	$ 40,459

INB has agreements with correspondent banks whereby it could borrow as of December 31, 2009 up to $28 million on an unsecured basis. In addition, as a member of the FHLB and FRB, INB can also borrow from these institutions on a secured basis. At December 31, 2009, INB had available collateral consisting of investment securities and certain loans to support additional total borrowings of approximately $553 million from the FHLB and FRB if needed.

The following is a summary of certain information regarding INB’s borrowings in the aggregate:

	For the Year Ended December 31,
($ in thousands)	2009	2008	2007	2006	2005
Balance at year end	$61,500	$50,500	$-	$25,000	$-
Maximum amount outstanding at any month end	$61,500	$95,200	$49,000	$46,200	$17,000
Average outstanding balance for the year	$51,042	$33,897	$16,908	$10,215	$4,871
Weighted-average interest rate paid for the year	3.82%	3.07%	5.44%	5.32%	2.85%
Weighted-average interest rate at year end	3.18%	3.81%	-%	5.44%	-%

IMC had funded its loan originations through the issuance of subordinated debentures in public offerings. As discussed elsewhere in this report, IMC has repaid all of its outstanding debentures and does not expect to issue any new debentures. See note 9 to the consolidated financial statements in this report for detail of repayments made in 2009.

IBC’s principal sources of funds and capital have been derived from the following: interest income from a limited portfolio of mortgage loans and short-term investments; monthly dividends from INB to service interest expense on trust preferred securities; monthly management fees from both IMC and INB for providing these subsidiaries with certain administrative services; the issuance of its common stock through public offerings and exercise of outstanding common stock warrants; the issuance of trust preferred securities through its wholly owned business trusts; and the direct issuance of other subordinated debentures to the public. On December 23, 2008, pursuant to the U.S. Treasury’s Capital Purchase Program, IBC sold to the U.S. Treasury 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. See note 11 to the consolidated financial statements in this report for a further discussion of this transaction.

The following table summarizes debentures and related accrued interest payable outstanding:

	At December 31,
($ in thousands)	2009	2008	2007	2006	2005
IMC:
Subordinated debentures	$-	$40,000	$76,250	$83,750	$82,750
Accrued interest payable – debentures	-	1,960	3,145	2,875	4,699
	$-	$41,960	$79,395	$86,625	$87,449
Weighted average interest rate paid for the year	8.01%	7.90%	7.98%	8.17%	8.30%
IBC:
Subordinated debentures	$-	$-	$-	$1,250	$2,500
Subordinated debentures – convertible into Class A common stock	-	-	-	1,710	2,140
Subordinated debentures – trust preferred securities	56,702	56,702	56,702	56,702	61,856
Accrued interest payable – debentures	85	122	137	1,396	1,551
	$56,787	$56,824	$56,839	$61,058	$68,047
Weighted average interest rate paid for the year	4.78%	6.16%	6.30%	7.13%	7.25%

Employees

At December 31, 2009, we employed 72 full-time equivalent employees. We provide various benefits to our employees, including group life insurance, health insurance and a 401(k) Plan. None of our employees are covered by a collective bargaining agreement and we believe our employee relations are good.

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

As a Delaware corporation not earning income in Delaware, IBC is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of IBC and is reported in the line item “All other” in the noninterest expense section of the consolidated statement of earnings. Total franchise tax expense in 2009, 2008 and 2007 was approximately $0.1 million in each year.

Investment in Subsidiaries

The following table provides information regarding IBC’s subsidiaries:

	At December 31, 2009			Subsidiary’s Earnings (Loss) For The Period:
	% of			For the Year Ended December 31,
	Voting
($ in thousands)	Stock Owned by IBC	Total Investment By IBC	IBC’s Equity in Underlying Net Assets	2009	2008	2007	2006	2005

Interevst National Bank	100%	$239,698	$239,698	$5,722	$8,256	$20,306	$22,969	$17,355
Intervest Mortgage Corporation	100%	21,368	21,368	(1,098)	831	890	3,126	$3,089
Intervest Statutory Trusts	100%	1,702	1,702	-	-	-	-	-

Supervision and Regulation

The supervision and regulation of bank or bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the FDIC deposit insurance fund and the banking system as a whole, and not for the protection of our stockholders or creditors. The regulatory agencies have broad enforcement power, including the power to impose substantial fines and other penalties for violations of laws and regulations. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on our business.

Bank Holding Company Regulation

IBC is a holding company under the Bank Holding Company Act of 1956, referred to as the BHCA, and is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System, referred to as the FRB. The BHCA, as amended, and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a broad range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Emergency Economic Stabilization. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted and gave the United States Treasury Department (“Treasury”) the authority, among other things, to purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was also signed into law. TARP gave the Treasury authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks.

The general terms of this preferred stock program are as follows for a participating institution: pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common stock dividends for three years while Treasury is an investor; cannot redeem the Treasury preferred stock for three years unless the participating bank raises high-quality private capital; must receive Treasury’s consent to buy back their own stock; Treasury receives warrants entitling Treasury to buy participating bank’s common stock equal to 15% of Treasury’s total investment in the participating bank; and participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation that is tax deductible. Further compensation restrictions, including significant limitations on incentive compensation and “golden parachute” payments, have also been imposed on our most highly compensated officers, which may make it more difficult for us to retain and recruit qualified personnel. The terms of this Treasury preferred stock program may reduce investment returns to participating institution’s shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices.

On December 23, 2008, IBC voluntarily participated in the above program and sold to the Treasury 25,000 shares of its Series A Fixed Rate Cumulative Perpetual Preferred Stock, with a liquidation preference of $1,000 per share, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. See note 11 to the consolidated financial statements in this report for a further discussion of this transaction.

The American Recovery and Reinvestment Act of 2009 now allows a participating institution to notify the Treasury that it would like to repay its TARP investment and the Treasury must permit a TARP recipient to repay the investment subject to consultation with the institution’s primary regulator. All institutions seeking to repay TARP will be subject to the existing supervisory procedures for approving redemption requests for capital instruments. Regulators will carefully weigh an institution’s desire to redeem the preferred stock by taking into consideration the institution’s overall soundness, capital adequacy, and ability to lend, including verifying that the institution has a comprehensive internal capital assessment process. After repayment, participating institutions also have the right to repurchase the warrants they issued to Treasury for a dollar amount equal to their appraised market value. If an institution chooses not to repurchase the warrants, the Treasury may liquidate registered warrants. The warrants cannot be sold to an investor until the participating institution has had an opportunity to repurchase them. The issuer can repurchase the warrants at “fair market value,” as defined in Section 4.9 of the standard Securities Purchase Agreement. Specifically, the participating institution wishing to repurchase warrants will hire an independent advisor that will use standard industry practices to value the warrants and will present the offer to Treasury, which will independently calculate its own determination of fair market value using a robust process which includes third party input. If those values differ, then Treasury and the institution will follow the process defined in the agreement to reach a mutually agreed upon fair market value.

Scope of Permissible Activities. Under the BHCA, a bank holding company generally may not, subject to certain exceptions, engage in, or acquire or control, directly or indirectly, voting securities or assets of any company that is engaged in activities other than those of banking, managing or controlling banks or certain activities that the FRB determines to be closely related to banking, managing and controlling banks as to the proper incident thereto. Additionally, the Gramm-Leach Bliley Financial Services Modernization Act of 1999, referred to as the Modernization Act, permits bank holding companies to become financial holding companies and thereby engage in, or acquire shares of any company engaged in, activities that are financial in nature or incidental to financial activities. “Financial in nature” activities include, among other matters, securities underwriting, dealings in or making a market in securities and insurance underwriting and agency activities. A bank holding company may elect to become a financial holding company under the Modernization Act if meets certain requirements.

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

Capital Adequacy. The FRB has capital adequacy guidelines for bank holding companies that are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined by assigning different categories of assets and off-balance sheet items to broad risk categories. The guidelines divide the qualifying total capital of a bank holding company into Tier 1 capital (core capital elements), Tier 2 capital (supplementary capital elements) and Tier 3 capital (market risk capital elements). Tier 1 capital consists primarily of, subject to certain limitations, common stock, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and qualifying trust preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital may consist of, subject to certain limitations, an amount equal to the allowance for loan and lease losses, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Tier 3 capital includes qualifying unsecured subordinated debt. The Tier 1 capital must comprise at least 50% of the qualifying total capital categories. Every bank holding company has to achieve and maintain a minimum Tier I capital ratio of at least 4% and a minimum total capital ratio of at least 8% of risk-weighted assets. In addition, bank holding companies are required to maintain a minimum ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3% for strong banks and bank holding companies and a minimum leverage ratio of at least 4% for all other bank holding companies. At December 31 2009, IBC’s Tier I capital and total capital ratios were 14.18% and 15.44%, respectively, and its leverage capital ratio was 11.17%.

Dividends. IBC’s ability to pay cash dividends its dependent upon its level of cash on hand and upon the cash dividends and management fees received from INB and management fees received from IMC. IBC must first pay its operating and interest expenses from funds it receives from its subsidiaries. As a result, stockholders may receive cash dividends from IBC only to the extent that funds are available after payment of the aforementioned expenses. In addition, the FRB generally prohibits a bank holding company from paying cash dividends except out of its net income, provided that the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. In February 2010, the FRB, IBC’s primary regulator, informed IBC that it may not, without the prior approval of the FRB, pay dividends on or redeem its capital stock, pay interest on or redeem its trust preferred securities, or incur new debt.

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

Bank Regulation

INB is a nationally chartered banking association that is subject to the regulation and examination by the Office of the Comptroller of the Currency (“OCC”), its primary regulator, and by virtue of the insurance of INB’s deposits, it is also subject to the supervision and regulation of the FDIC. Because INB is a member of the Federal Reserve System, it is subject to regulation pursuant to the Federal Reserve Act. In addition, because the FRB regulates IBC, as described above, the FRB also has supervisory authority, which directly affects INB.

Transactions with Affiliates. Under Section 23A of the Federal Reserve Act, subject to certain exemptions, INB may engage in a transaction with an affiliate, including, but not limited to, a loan or extension of credit to the affiliate, a purchase of or an investment in securities issued by the affiliate, a purchase of assets from the affiliate or the issuance of a guarantee or letter of credit on behalf of an affiliate, only if the aggregate amount of the transactions with one affiliate or with all affiliates does not exceed 10% or 20%, respectively, of the capital stock and surplus of INB. INB is also generally prohibited from purchasing a low-quality asset from an affiliate. Any transaction between INB and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. Each loan or extension of credit to, or guarantee, acceptance, or letter of credit issued on behalf of, an affiliate by INB must be secured at the time of the transaction by certain collateral.

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

Reserve Requirements. Pursuant to Regulation D, INB must hold a percentage of certain types of deposits as reserves in the form of vault cash, as a deposit in a Federal Reserve Bank or as a deposit in a pass-through account at a correspondent institution. For net transaction accounts in 2010, the first $10.7 million, up from $10.3 million in 2009, will be exempt from reserve requirements. A three percent reserve ratio will be assessed on net transaction accounts over $10.7 million up to and including $55.2 million, up from $44.4 million in 2009. A 10 percent reserve ratio will be assessed on net transaction accounts in excess of $55.2 million.

Dividends. INB pays all its cash dividends to IBC since it is the sole shareholder of INB. INB’s dividend policy is to pay dividends at levels consistent with maintaining its desired liquidity and capital ratios and debt servicing obligations. Under the National Bank Act and the OCC regulations, INB’s board of directors may declare dividends to be paid out of INB’s undivided profits. No dividends may be paid by INB without the OCC’s approval if the total amount of all dividends, including the proposed dividend, declared by INB in any calendar year exceeds INB’s total retained net income for that year, combined with its retained net income of the preceding two years. Also, INB may not declare or pay any dividends if, after making the dividend, INB would be “undercapitalized” and no dividend may be paid by INB if it is in default of any deposit insurance assessment due to the FDIC. In January 2010, INB has been informed by it primary regulator, the OCC, that it will not be permitted to pay any cash dividends to IBC. INB has accordingly suspended its cash dividend payments to IBC effective January 2010.

Capital Adequacy. In general, capital adequacy regulations, which apply to national banks such as INB, are similar to the FRB guidelines discussed above with respect to bank holding companies. Under the OCC’s regulations and guidelines, all banks must maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8%, total assets leverage ratio (i.e., Tier 1 capital in an amount equal to at least 3% of adjusted total assets) and Tier 1 leverage ratio. For all but the most highly rated banks, the minimum Tier 1 leverage ratio is 4%. At December 31, 2009, INB’s regulatory capital exceeded the threshold to be considered a well-capitalized institution as defined in the prompt corrective action section below. As discussed below, in April 2009, INB agreed with the OCC to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%. At December 31, 2009, INB’s Tier I capital and total capital ratios were 12.79% and 14.04%, respectively, and its leverage capital ratio was 10.05%.

Prompt Corrective Action. Federal banking agencies have the authority to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Applicable regulations divide banks into five different categories, depending on their level of capital: (i) a well-capitalized bank; (ii) an adequately capitalized bank; (iii) an undercapitalized bank; (iv) a significantly undercapitalized bank; and (v) a critically undercapitalized bank.

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

Brokered Deposit/Interest Rate Restrictions. The FDIC has revised the brokered deposit/interest rate restrictions to create a presumption in favor of a “national deposit rate” starting January 1, 2010. Under this new rule, financial institutions that are less than well capitalized will be barred from paying in excess of 75 basis points above the national rate unless the institution is able to persuade the FDIC that the institution’s local market rate is above the national rate. In addition to separating products by maturity, the FDIC will distinguish products by size; under the FDIC’s new guidance, there are “jumbo” deposits (deposits that are greater than $100,000) and “non-jumbo” deposits (deposits that are less than $100,000).

Memorandum of Understanding. On April 7, 2009, INB entered into a Memorandum of Understanding (“MOU”) with the OCC which requires INB to (1) appoint a Compliance Committee to monitor and coordinate INB’s adherence to the MOU and to submit progress reports to the OCC; (2) develop and implement a Strategic Plan in accordance with guidelines set forth in the MOU; (3) review and revise INB’s Contingency Funding Plan to address matters outlined in the MOU; (4) develop and implement a written program to improve credit risk management processes that are consistent across INB’s two primary markets; (5) develop and implement a three-year capital program in accordance with guidelines set out in the MOU; and (6) review and revise INB’s interest rate risk policy and procedures to address matters set forth in the MOU. We have satisfied the first condition of the MOU and have commenced the steps necessary to resolve the remaining matters presented therein, all of which are either in various stages of completion or have been completed and are under the ongoing review of the OCC for their approval. The OCC may require further action on our part in order to fully satisfy these matters. In addition, we have hired a credit risk manager subject to the approval of the OCC. There can be no assurance as to the timing of completion of all the above matters.

Deposit Insurance Assessments. INB’s deposits are insured up to applicable limits through the FDIC’s Deposit Insurance Fund (DIF) generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC temporarily increased the maximum to $250,000 per separately insured depositor until December 2013. Should a bank fail, the FDIC promises to replace all funds up to that amount. The FDIC can terminate a depository institution’s deposit insurance if it finds that the institution is being operated in an unsafe and unsound manner or has violated any rule, regulation, order or condition administered by the institution’s regulatory authorities. Any such termination of deposit insurance would likely have a material adverse effect on INB, the severity of which would depend on the amount of deposits affected by such a termination. The FDIC evaluates the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating.

INB is participating in the FDIC’s Transaction Account Guarantee Program which provides, for a fee, full FDIC insurance coverage for non interest-bearing transaction accounts and qualifying NOW accounts, regardless of the dollar amount, and is in addition to the standard FDIC insurance of $250,000 per depositor through December 31, 2013. The Transaction Account Guarantee Program is scheduled to expire on June 30, 2010.

In February 2009, the FDIC (1) modified the risk-based deposit insurance assessment system and sets initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; (2) extended the period of the Restoration Plan for the Deposit Insurance Fund (DIF) from five to seven years to restore the reserve ratio to 1.15; and (3) adopted an interim rule to impose an emergency special insurance assessment on June 30, 2009 to be collected on September 30, 2009, and (4) was given the authority to impose possible additional special assessments thereafter to maintain public confidence in the DIF. The modified risk-based assessment system (1) introduces a new financial ratio into the financial ratios method applicable to most Risk Category I institutions that includes certain brokered deposits above a threshold that are used to fund rapid asset growth; (2) revises a large bank method for a large Risk Category I institution with long-term debt issuer ratings; and (3) broadens the spread between minimum and maximum initial base assessment rates for Risk Category I institutions. In addition, an institution’s assessment rate can be adjusted for: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was paid on September 30, 2009. The FDIC may impose an additional special assessment if the FDIC estimates that the DIF reserve ratio will fall to a level that the Board believes would adversely affect public confidence or to a level that will be close to or below zero. Any future special assessments will increase insurance premium expense on deposits if and when they become effective. We cannot provide any assurance as to the ultimate amount or timing of any future special assessments.

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. INB paid a total of $18.0 million on December 30, 2009 of which $15.8 million is related to future periods. The amount related to future periods was recorded as a prepaid asset and will be charged to expense during the periods to which it relates. The FDIC also increased assessment rates effective on January 1, 2011, and extended the DIF restoration period from seven to eight years The changes to deposit insurance premiums discussed above have significantly increased FDIC insurance expense for all insured depository institutions.

In addition to the assessment for deposit insurance, institutions such as INB are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ending December 31, 2009 averaged 1.08 basis points of assessable deposits.

Community Reinvestment. Under the Community Reinvestment Act (CRA) of 1977, INB must assist in meeting the credit needs of the communities in its market areas by, among other things, providing credit to low and moderate-income individuals and neighborhoods. The FDIC applies the lending, investment and service tests to assess a bank’s CRA performance and assigns to a bank a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance” on the basis of the bank’s performance under these tests. All banks are required to publicly disclose their CRA performance ratings.

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

Monetary Policy and Economic Control. Commercial banking is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB, which have a significant effect on the operating results of commercial banks, are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on our future business and earnings cannot be predicted.

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

Laws regulating the storage, disposal and clean up of hazardous or toxic substances at real property have been adopted at the federal, state and local levels. Such laws may impose a lien on the real property superior to any mortgages on the property. In the event such a lien were imposed on any property which serves as security for a mortgage owned by us, the security for such mortgage could be impaired.

Our lending business is regulated by federal, state and, in certain cases, local laws, including, but not limited to, the Equal Credit Opportunity Act of 1974 and Regulation B. The Equal Credit Opportunity Act and Regulation B prohibit creditors from discriminating against applicants on the basis of race, color, religion, national origin, sex, age or marital status. Regulation B also restricts creditors from obtaining certain types of information from loan applicants. Among other things, it also requires lenders to advise applicants of the reasons for any credit denial. Equal Credit Opportunity Act violations can also result in fines, penalties and other remedies.

We are also subject to various other federal, state and local laws, rules and regulations governing, among other things, the licensing of mortgage lenders and servicers. We must comply with procedures mandated for mortgage lenders and servicers, and must provide disclosures to certain borrowers. Failure to comply with these laws, as well as with the laws described above, may result in civil and criminal liability, termination or suspension of licenses, rights of rescission for mortgage loans, lawsuits and/or administrative enforcement actions.

Interstate Banking and Other Legislation Affecting Us

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

The Gramm-Leach-Bliley Act of 1999 permits banks, securities firms and insurance companies to affiliate under a common holding company structure. In addition to allowing new forms of financial services combinations, this Act clarifies how financial services conglomerates will be regulated by the different federal and state regulators. The Gramm-Leach-Bliley Act amended the BHCA and expanded the permissible activities of certain qualifying bank holding companies, known as financial holding companies. In addition to engaging in banking and activities closely related to banking, as determined by the FRB by regulation or order, financial holding companies may engage in activities that are financial in nature or incidental to financial activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Under the Gramm-Leach-Bliley Act, all financial institutions, including us, were required to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access.

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

In addition, under the Act, legal counsel will be required to report evidence of material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer and, if such officer does not appropriately respond, to report such evidence to the audit committee of the board or the board itself. Executives are also prohibited from trading during retirement plan “blackout” periods, and loans to executives are restricted. The Act accelerates the time frame for disclosures by public companies, and directors and executive officers must also provide information for most changes in ownership of company securities within two business days of the change. The Act also prohibits any officer or director or any other person under their direction from taking any action to fraudulently induce, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of a company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Act also required the SEC to prescribe rules requiring the inclusion of an internal report and assessment by management in the annual report to shareholders. Additional legislative and regulatory proposals have been made and others can be expected. It is not possible to predict whether or in what form final proposals may be adopted and, if adopted, what their effect will be on us.

Item 1A.  Risk Factors

The following risk factors contain important information about us and our business and should be read in their entirety. Additional risks and uncertainties not known to us or that we now believe to be not material could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Risks Related to Our Business

Additional increases in our level of nonperforming assets could have an adverse effect on our financial condition and operating results.

Our results of operations for the last two years have been negatively impacted by the weak economy, high rates of unemployment, increased office and retail vacancy rates and lower commercial real estate values, all of which have resulted in a significant increase in our nonperforming assets and associated loan and real estate loss provisions and related expenses to carry these assets. We expect these unfavorable conditions to continue for some period of time. Our nonperforming assets at December 31, 2009, amounted to $155.7 million, or 6.49% of our total assets, and were comprised of $123.9 million of nonaccrual loans and $31.8 million of real estate acquired through foreclosure. At December 31, 2009, we also had $97.3 million of accruing restructured loans on which we have granted certain concessions to provide payment relief generally consisting of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments.

We have historically worked toward the resolution of our problem assets on an individual basis with the objective of maximizing the recovery of our investment. Although we intend to continue to actively manage our nonperforming assets, due to the cost of and delays we have encountered in connection with the pursuit of available remedies, we intend to identify certain assets that can be disposed of through an immediate sale at sales prices that may below our current net recorded investment in such assets. Our ability to complete foreclosure or other proceedings to acquire and sell certain collateral properties in many cases has been delayed by various factors including bankruptcy proceedings and an overloaded court system. As a result, the timing and amount of the resolution/disposition of nonaccrual loans as well as foreclosed real estate cannot be predicted with certainty. If the current downturn in commercial real estate values and local economic conditions in both New York and Florida as well as the delays noted above were to continue for an additional extended period, it could have an adverse impact on our future asset quality and level of nonperforming assets, charge offs and profitability. There can be no assurance that we will not have significant additional loan and real loss provisions or expenses in connection with the ultimate collection of nonaccrual loans or in carrying and disposing of foreclosed real estate. We also do not record interest income on nonaccrual loans or real estate owned, thereby adversely affecting our income, and we also incur increased related administration costs. In addition, the resolution of our nonperforming assets requires significant commitments of time from our management and directors, which could be detrimental to the performance of their other responsibilities. All of the above factors could have an adverse effect on our financial condition and operating results.

We may have higher loan and real estate losses than we have allowed for which could adversely affect our financial condition and operating results.

We maintain an allowance for loan losses and a valuation allowance for real estate losses in order to mitigate the effect of losses inherent in our loan portfolio and our portfolio of real estate acquired through foreclosure. There is a risk that we may experience losses that could exceed the allowances we have set aside. In determining the size of the allowances, we make various assumptions and judgments about the collectability of our loan portfolio and the estimated market values of collateral properties and foreclosed real estate, which are discussed under the caption “Critical Accounting Policies” in this report. If our assumptions and judgments prove to be incorrect, we may have to increase these allowances by recording additional provisions, which could have an adverse effect on our operating results and financial condition. There can be no assurances that our allowances for loan and real estate losses will be adequate to protect us against actual loan and real estate losses that we may incur. Furthermore, our regulators may require us to make additional provisions for loan and real estate losses and/or recognize additional chargeoffs after their periodic review of these portfolios and related allowances, which could also have a material adverse effect on our financial condition and results of operations.

We are subject to the risks and costs associated with the ownership of real estate, which could adversely affect our operating results and financial condition.

We may need to foreclose on the properties that collateralize our mortgage loans that are in default as a means of repayment and may thereafter own and operate such properties, which expose us to risks and costs inherent in the ownership of real estate. The amount that we may realize from the sale of a collateral property is dependent upon the market value of the property at the time we are able to find a buyer and actually sell the asset. In addition, the costs associated with the ownership of real estate, principally real estate taxes, insurance and maintenance and repair costs, may exceed the rental income earned from the property, if any, and we may therefore have to advance additional funds in order to protect our investment or we may be required to dispose the property at a loss. Further, hazardous substances could be discovered on the properties and we may be required to remove the substances from and remediate the properties at our expense, which could be substantial. We may not have adequate remedies against the owners of the properties or other responsible parties and the remedies may involve substantial delay and expense to us and we may find it difficult to sell the affected properties and we may be forced to own the properties for an extended period of time. All of the above factors could adversely affect our operating results and financial condition.

Weak economic conditions in our New York and Florida markets could continue to negatively impact our asset quality, financial condition and operating results.

Unlike larger national or regional banks that are more geographically diversified, our business and earnings are closely tied to the local economic conditions and commercial real estate values in New York and Florida. The local economies and commercial real estate values in both states continued to weaken in 2009 and we expect these conditions to for some period of time. A sustained and prolonged economic and real estate downturn could continue to adversely affect the quality of our assets, further increase our credit losses, real estate losses and related expenses, and reduce the demand for our products and services, which could adversely affect our financial condition and operating results.

Our loan portfolio is concentrated in commercial and multifamily real estate mortgage loans, which increases the risk associated with our loan portfolio.

Our loan portfolio is concentrated in loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and vacant land). This concentration increases the risk associated with our loan portfolio because commercial real estate and multifamily loans are generally considered riskier than many other kinds of loans, like single family residential real estate loans, since these loans tend to involve larger loan balances to one borrower or groups of related borrowers and repayment of such loans is typically dependent upon the successful operation of the underlying real estate.

Additionally, we have loans secured by vacant or substantially vacant properties as well as vacant land, all of which typically do not have adequate or any income streams and depend upon other sources of cash flow from the borrower for repayment. Furthermore, many of our borrowers have more than one mortgage loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss. Our average real estate loan size is currently $2.6 million. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market and economic conditions affecting the value of our loan collateral and problems affecting the credit and business of our borrowers.

Our ability to recover our investment in the mortgage loans we originate is dependent on the market value of the properties underlying such loans because many of our mortgage loans have nonrecourse or limited recourse. In addition, our losses in connection with delinquent and foreclosed loans may be more pronounced because our commercial and multifamily real estate mortgage loans generally defer repayment of a substantial part of the original principal amount until maturity.

In the event we are required to foreclose on a property securing one of our mortgage loans or otherwise pursue our remedies in order to protect our investment, there can be no assurance that we will recover funds in an amount sufficient to prevent a loss to us. The market value of the real estate collateralizing our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of our loans. All of the above factors could adversely affect our operating results and financial condition.

The properties securing our loans are concentrated in New York and Florida, which increases the risk associated with our loan portfolio.

The properties securing our mortgage loans are concentrated in New York and Florida (our two primary lending market areas), which have and continue to suffer weak economic conditions and lower commercial real estate values. Additionally, we have and will continue to lend in geographical areas that are in the process of being revitalized or redeveloped which can be negatively impacted to a greater degree in an economic downturn. Properties securing our loans in these types of neighborhoods may be more susceptible to fluctuations in property values than in more established areas. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans which results in a higher degree of risk.

In addition, since a large portion of our portfolio is secured by properties located in Florida, the occurrence of a natural disaster, such as a hurricane and tropical storms and related flooding and wind damage could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us in that state. Such weather events can disrupt operations and negatively affect the local economies in the markets where the properties are located.

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

All of the above factors could adversely affect our operating results and financial condition.

We may be required to recognize additional impairment charges on our investment in trust preferred securities, which would adversely affect our operating results and financial condition.

INB owns trust preferred security investments with a net carrying value of $5.8 million at December 31, 2009 that are classified as held to maturity. The estimated fair value of these securities are very depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and weak economic conditions, which has severely reduced the demand for these securities and rendered their trading market inactive. In 2009, we recorded other than temporary impairment (“OTTI”) charges of $2.3 million on these securities. The OTTI determination was based on an increase in the aggregate amount of deferred and defaulted interest payments on the underlying collateral by the issuing banks such that it is no longer probable that INB will recover its full investment in the applicable security. There can be no assurance that there will not be further write downs in the future on these trust preferred securities, which could adversely affect our operating results and financial condition.

Our business strategy may not be successful.

Our business strategy is to attract deposits and originate commercial and multifamily real estate loans on a profitable basis. Our ability to execute this strategy depends on factors outside of our control, including the state of economic conditions generally and in our market areas in particular, as well as interest rate trends, the state of credit markets, loan demand, competition, government regulations, regulatory restrictions and other factors. We can provide no assurance that we will be successful in maintaining or increasing the level of our loans and deposits at an acceptable risk or on profitable terms, while also managing the costs of resolving our nonperforming assets. There can be no assurance that there will be any future growth in our current business or that it will be profitable.

We depend on a small number of executive officers and other key employees to implement our business strategy and our business may suffer if we lose their services.

Our success is dependent on the business expertise of a small number of executive officers and other key employees. Mr. Lowell Dansker, age 59, our Chairman, and Mr. Keith Olsen, age 56, President of INB, serve as our only officers with significant real estate lending experience and they make all the underwriting and lending decisions for us. If these two executives or any of our other executive officers or key employees were to become unavailable for any reason, our business may be adversely affected because of their skills and knowledge of the markets in which we operate, their years of real estate lending experience and the difficulty of promptly finding qualified replacement personnel. To attract and retain qualified personnel to support our business, we offer various employee benefits, including executive employment agreements. We have a written management succession plan that identifies internal officers to perform executive officer functions in case of temporary disruptions due to such things as illnesses or leaves of absence. The plan contains procedures regarding the selection of permanent replacements, if any, for key officers. There can be no assurance that this plan would be effective or that we would be able to attract and retain qualified personnel. Competition for qualified personnel may also lead to increased hiring and retention costs.

We face strong competition in our market areas.

Our primary markets consist of the New York City area and the Tampa Bay area of Florida, which are very competitive and such competition may increase further. We experience competition in both lending and attracting deposits from other banks and nonbanks located within and outside our primary market areas, some of which are significantly larger institutions with greater resources, lower cost of funds or a more established market presence. Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, securities firms, investment bankers, money market funds, life insurance companies and the mutual fund industry. For loans, we experience competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, credit card companies, credit unions, pension funds and securities firms. Because our business depends on our ability to attract deposits and originate loans profitably, our ability to efficiently compete for depositors and borrowers is critical to our success. External factors that may impact our ability to compete include changes in local economic conditions and commercial real estate values, changes in interest rates, changes in the credit markets and funds available for lending generally, advances in technology, changes in government regulations and the consolidation of banks and thrifts within our marketplace.

We depend on brokers for our loan originations and any reduction in referrals could limit our ability to grow or maintain the size of our loan portfolio.

We rely significantly on referrals from mortgage brokers for our loan originations. Our loan origination volume depends on our ability to continue to attract these referrals from mortgage brokers. If those referrals were to decline or not expand, there can be no assurances that other sources of loan originations would be available to us.

Liquidity risks could negatively affect our operations and business.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, or other sources could have a substantial negative effect on our liquidity. In addition to deposits, our primary funding sources include unsecured federal funds that we purchase from correspondent banks as well as secured advances, both short- and longer-term, that are available from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York, with the use of our security investments and certain loans that can be pledged as collateral. Other sources of liquidity that may be available to us, but cannot be assured, include our ability to issue and sell debentures, preferred stock or common stock in public or private transactions.

Our access to adequate amounts of funding sources on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the credit markets. There can be no assurance that our current level of liquidity sources will be adequate or not be adversely affected in the future and reduce the availability of funds to us.

Volatility in the capital and credit markets may negatively impact our business

The capital and credit markets experienced severe volatility and disruption recently. In some cases, the markets produced downward pressure on stock prices and reduced credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If current levels of market disruption and volatility were to continue or worsen, we may experience adverse effects, which may be material, on our ability to access capital or credit and on our business, financial condition and results of operations.

Changes in interest rates could adversely impact our earnings and we must continually identify and invest in mortgage loans or other instruments with rates of return above our cost of funds.

As a financial institution, we are subject to the risk of fluctuations in interest rates. A significant change in interest rates could have a material adverse effect on our profitability, which depends primarily on the generation of net interest income which is dependent on our interest rate spread, which is the difference between yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities. As a result, our success depends on our ability to invest a substantial percentage of our assets in mortgage loans with rates of return that exceed our cost of funds. We may also experience lower rates of return from the investment of our assets, including but not limited to proceeds from the prepayment of loans, in liquid assets such as government securities and overnight funds. Both the pricing and mix of our interest-earning assets and our interest-bearing liabilities are impacted by such external factors as the local economy, competition for loans and deposits, the state of the credit markets, government monetary policy and market interest rates.

Fluctuations in interest rates are difficult to predict and are not controllable and, therefore, there can be no assurance of our ability to maintain a consistent positive interest rate spread. There can be no assurances that a sudden and substantial change in interest rates may not adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. For a further discussion of our management of interest rate risk, see the caption entitled “Asset and Liability Management” in this report.

Our level of indebtedness may adversely affect our financial condition and our business.

Our borrowed funds (exclusive of deposits) and related interest payable was approximately $119 million at December 31, 2009. This level of indebtedness could make it difficult for us to satisfy all of our obligations to the holders of our debt and could limit our ability to obtain additional debt financing to fund our working capital requirements. The inability to incur additional indebtedness could adversely affect our business and financial condition by, among other things, limiting our flexibility in planning for, or reacting to, changes in our industry; and placing us at a competitive disadvantage with respect to our competitors who may operate on a less leveraged basis. As a result, this may make us more vulnerable to changes in economic conditions and require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, which would reduce the funds available for other purposes.

Reputational risk and social factors may negatively impact us.

Our ability to attract and maintain depositors and customers is highly dependent upon consumer and other external perceptions of either or both of our business practices and financial condition. Adverse perceptions could damage our reputation to a level that could lead to difficulties in generating and maintaining deposit accounts, accessing credit markets and increased regulatory scrutiny on our business.

Adverse developments or perceptions regarding the business practices or financial condition of our competitors, or our industry as a whole, may also indirectly adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. All of the above factors may result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer and may also increase our litigation risk. If these risks were to materialize they could negatively impact our business, financial condition and results of operations.

Regulatory Risks

We operate in a highly regulated industry and government regulations significantly affect our business.

The banking industry is extensively regulated with regulations intended primarily to protect depositors, consumers and the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System, or Federal Reserve Board (FRB) and INB is also subject to regulation and supervision by the Office of the Comptroller of the Currency (OCC). Regulatory requirements affect our lending practices, capital structure, investment practices, asset allocations, operating practices, growth and dividend policy.

The bank regulatory agencies have broad authority to prevent or remedy unsafe or unsound practices or violations of law. Recently, regulators have intensified their focus on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements resulting in an increased burden to us. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control (OFAC). We are also subject to regulatory capital requirements, and a failure to meet capital requirements that are applicable to us or to comply with other regulations could result in actions by regulators that could adversely affect our business. In addition, changes in law, regulations and regulatory practices affecting the banking industry may limit the manner in which we may conduct our business.

Our current operations and activities are subject to heightened regulatory oversight which increases our operating expenses and may negatively impact our business.

On April 7, 2009, INB entered into a Memorandum of Understanding (“MOU”) with the OCC, its primary regulator, which requires INB to (1) appoint a Compliance Committee to monitor and coordinate INB’s adherence to the MOU and to submit progress reports to the OCC; (2) develop and implement a Strategic Plan in accordance with guidelines set forth in the MOU; (3) review and revise INB’s Contingency Funding Plan to address matters outlined in the MOU; (4) develop and implement a written program to improve credit risk management processes that are consistent across INB’s two primary markets; (5) develop and implement a three-year capital program in accordance with guidelines set out in the MOU; and (6) review and revise INB’s interest rate risk policy and procedures to address matters set forth in the MOU. We have satisfied the first condition of the MOU and have commenced the steps necessary to resolve the remaining matters presented therein, all of which are either in various stages of completion or have been completed and are under the ongoing review of the OCC for their approval. The OCC may require further action on our part in order to fully satisfy these matters. In addition, we have hired a credit risk manager subject to the approval of the OCC. There can be no assurance as to the timing of completion of all the above matters.

In April 2009, INB also agreed with the OCC to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%. At December 31, 2009, INB’s actual capital ratios were in excess of these levels and were 10.05%, 12.79% and 14.04%, respectively. As a result of the above, our operations, lending activities and capital levels are now subject to heightened regulatory oversight, over and above the extensive regulation which normally applies to us under existing regulations, which will increase our expenses and could negatively impact our business. In addition, failure by INB to comply with these heightened requirements could lead to additional regulatory actions, expenses and other restrictions.

FDIC deposit insurance premiums have increased substantially and may increase further, which will adversely affect our results of operations

Our operating results have been negatively impacted by a substantial increase in FDIC premiums for all FDIC insured banks. Our FDIC insurance expense for 2009 increased 246% from 2008 to $5.2 million, which included a special assessment imposed in June 2009 on all insured banks and amounted to $1.1 million for us. We expect deposit insurance premiums will continue to remain at a high level or increase for all banks, including the possibility of additional special assessments, due to recent strains on the FDIC deposit insurance fund resulting from recent bank failures and an increase in the number of banks likely to fail over the next few years. Our current level of FDIC insurance expense as well as any further increases thereto will adversely affect our operating results.

We rely on the dividends we receive from our subsidiaries.

IBC is a separate and distinct legal entity from INB and IMC, and a substantial portion of the revenues it receives consists of dividends from INB. IBC has raised working capital in the past through the sale of trust preferred securities, debentures, common stock and preferred stock and has down streamed the proceeds from such transactions to INB as capital investments. INB has made cash dividend payments to IBC to fund the interest payments on IBC’s outstanding debt and the cash dividend requirements on IBC’s outstanding preferred stock held by the U.S. Treasury. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company as described in more detail under the caption “Supervision and Regulation” in this report. In addition, IBC’s right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. If INB is unable to pay dividends to IBC for any reason, IBC in turn may not be able to service its debt, pay its other obligations, or pay cash dividends on its preferred stock, which could have a material adverse effect on our business.

In January 2010, INB has been informed by it primary regulator, the OCC, that it will not be permitted to pay any cash dividends to IBC. INB has accordingly suspended its cash dividend payments to IBC effective January 2010. In February 2010, the FRB, IBC’s primary regulator, informed IBC that it may not, without the prior approval of the FRB, pay dividends on or redeem its capital stock, pay interest on or redeem its trust preferred securities, or incur new debt.

Accounting, Systems and Internal Control Risks

Changes in accounting standards may affect our performance.

Our accounting policies and procedures are fundamental to how we record and report our financial condition and results of operations. From time to time, there are changes in the financial accounting and reporting standards that govern the preparation of financial statements in accordance with GAAP. These changes can be difficult to predict and can materially impact how we record and report our financial condition and operating results. The Financial Accounting Standards Board (FASB) has and continues to issue a large number of accounting standards that necessarily require all companies to exercise significant judgment and interpretation in the application of those standards. For example, banks now need to use “significant” judgment when assessing the estimated fair value of the assets and liabilities sitting on their balance sheets even though market values can change rapidly and may not be representative due to the inactivity of certain markets. These judgments and estimates could lead to inaccuracy and/or incomparability of financial statements in the banking industry. Future changes in financial accounting and reporting standards could have a negative effect on our operating results and financial condition and even require us to restate prior period financial statements.

The accuracy of our judgments and estimates about financial and accounting matters will impact operating results and financial condition.

We necessarily make certain estimates and judgments in preparing our financial statements. The quality and accuracy of those estimates and judgments will have an impact our operating results and financial condition. For a further discussion, see the caption “Critical Accounting Policies” in this report.

Failure to maintain an effective system of internal control over financial reporting may not allow us to be able to accurately report our financial condition, operating results or prevent fraud.

We regularly review and update our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. We maintain controls and procedures to mitigate against risks such as processing system failures and errors, and customer or employee fraud. We maintain insurance coverage for certain of these risks. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the objectives of the system are met. Events could occur which are not prevented or detected by our internal controls or are not insured against or are in excess of our insurance limits. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, operating results of operations and financial condition.

A breach of information security could negatively affect our business.

We depend upon data processing, communication and information exchange on a variety of computing platforms and networks, including over the internet. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, general ledger, deposits and loans. We cannot be certain that all of our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. We also rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached, information can be lost or misappropriated and could result in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The inability to keep pace with technological changes on our part could also have a material adverse impact on our business, financial condition and operating results.

We are subject to various restrictions as a result of our participation in the U.S Treasury’s Capital Purchase Program.

IBC voluntarily participated in the U.S Treasury’s Capital Purchase Program instituted under TARP and we are now subject to various restrictions as defined therein, including standards for executive compensation and corporate governance for as long as the Treasury holds IBC’s Series A Preferred Stock, or any common stock that may be issued to them pursuant to the warrant they hold. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. This deductibility limit on executive compensation, which currently only affects our Chairman’s compensation, will increase the overall after-tax cost of our compensation programs in future periods and we could potentially be subject to the above restrictions for a ten-year time period. Pursuant to the American Recovery and Reinvestment Act of 2009, further compensation restrictions, including significant limitations on incentive compensation and “golden parachute” payments, have been imposed on our most highly compensated employees, which may make it more difficult for us to retain and recruit qualified personnel, which could negatively impact our business, financial condition and results of operations

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The office of IBC, IMC and INB’s headquarters and full-service banking office are located in leased premises (of approximately 21,500 sq. ft.) on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020. The lease expires in March 2014.

INB’s principal office in Florida is located at 625 Court Street, Clearwater, Florida, 33756. INB also operates five other branch offices in Florida; three of which are in Clearwater, Florida, at 1875 Belcher Road North, 2175 Nursery Road and 2575 Ulmerton Road, one is at 6750 Gulfport Blvd, South Pasadena, Florida, and one is at 483 Mandalay Avenue, Clearwater Beach, Florida. With the exception of the Belcher and Mandalay offices, which are leased through June 2012 and January 2011, respectively, INB owns all the properties in which its offices are located in Florida. Additionally, INB has options to extend the terms of the Belcher lease (for an additional five years) and the Mandalay lease (for up to an additional 10 years). All the above leases contain operating escalation clauses related to real estate taxes and operating costs based upon various criteria and are accounted for as operating leases. INB’s office at 625 Court Street consists of a two-story building containing approximately 22,000 sq. ft. INB occupies the ground floor (approximately 8,500 sq. ft.) and leases the 2nd floor to a single commercial tenant. The branch office at 1875 Belcher Road is a two-story building in which INB leases approximately 5,100 sq. ft. on the ground floor. The branch office at 2175 Nursery Road is a one-story building containing approximately 2,700 sq. ft., which is entirely occupied by INB. The branch office at 2575 Ulmerton Road is a three-story building containing approximately 17,000 sq. ft. INB occupies the ground floor (approximately 2,500 sq. ft.) and leases the upper floors to various commercial tenants. The branch office at 6750 Gulfport Blvd. is a one-story building containing approximately 2,800 sq. ft., which is entirely occupied by INB. The branch office at 483 Mandalay Avenue is located in a shopping center known as Pelican Walk Plaza in which INB leases approximately 2,100 sq. ft. In addition, each of INB’s Florida offices include drive-through teller facilities (except for Mandalay) and Automated Teller Machines (ATMs). INB also owns a two-story building located on property contiguous to its Court Street office in Florida, which. contains approximately 12,000 sq. ft. and is leased to commercial tenants. INB also owns property across from its Court Street office, which consists of an office building with approximately 1,400 sq.ft. that is leased to one commercial tenant. This property provides additional parking for the Court Street branch. We believe our current facilities are adequate to meet our present and currently foreseeable needs.

Item 3.  Legal Proceedings

We are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Based on review and consultation with legal counsel, we do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, financial position or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter ended December 31, 2009.

Executive Officers and Other Significant Employees

John J. Arvonio, age 47, has served as Chief Financial Officer and Chief Accounting Officer of Intervest Bancshares Corporation since August 2006 and December 2005, respectively, and as Senior Vice President, Chief Financial Officer and Secretary of Intervest National Bank since September 2000. Prior to that, Mr. Arvonio served as Vice President, Controller and Secretary of Intervest National Bank from April 1999 to August 2000 and as an employee of Intervest Bancshares Corporation from April 1998 to March 1999. Mr. Arvonio also serves as an Administrator of Intervest Statutory Trust V. Mr. Arvonio received a Bachelor of Business Administration degree from Iona College and is a certified public accountant. Mr. Arvonio has more than 19 years of banking experience. Prior to joining us, Mr. Arvonio served as Second Vice President, Accounting Policy and Technical Advisor to the Controller, for The Greater New York Savings Bank from 1992 to 1997. Prior to that, Mr. Arvonio was a Manager of Financial Reporting for the Leasing and Investment Banking Divisions of Citibank from 1989 to 1992, and a Senior Auditor for Ernst & Young from 1985 to 1989.

Lowell S. Dansker, age 59, has served as Chairman of the Board of Directors, Chief Executive Officer and Chairman of the Executive Committee of Intervest Bancshares Corporation since August 2006. He previously served as Vice Chairman of the Board of Directors, President, Treasurer and member of the Executive Committee of Intervest Bancshares Corporation, except for Vice Chairman, since incorporation in 1993. Mr. Dansker served as Vice Chairman from October 2003 to August 2006. Mr. Dansker also serves as the Chairman, Chief Executive Officer and Chairman of the Executive and Loan Committees of Intervest National Bank and Intervest Mortgage Corporation, and as an Administrator of Intervest Statutory Trust II through V. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College and a Law degree from the University of Akron School of Law and has been admitted to practice in New York, Ohio, Florida and the District of Columbia.

Stephen A. Helman, age 70, has served as a Director, and as Vice President and Secretary of Intervest Bancshares Corporation since December 2003 and February 2006, respectively. Mr. Helman is also a Vice President and Director of Intervest National Bank and a Vice President, Secretary and Director of Intervest Mortgage Corporation. Mr. Helman also is a member of the Executive Committee of Intervest Bancshares Corporation and Intervest Mortgage Corporation, and an Administrator of Intervest Statutory Trust V. Mr. Helman received a Bachelor of Arts degree from the University of Rochester and a law degree from Columbia University. Mr. Helman has been a practicing attorney for more than 25 years.

John H. Hoffmann, age 58, has served as Vice President and Chief Financial Officer of Intervest Mortgage Corporation since August 2006. He previously served as Vice President and Controller from 2002 to August 2006. Mr. Hoffmann received a Bachelor of Business Administration degree from Susquehanna University and is a certified public accountant. Mr. Hoffmann has more than 22 years of banking experience. Mr. Hoffmann was an Accounting Manager for Smart World Technologies, an Internet service provider, from 1998 to 2000 and a Vice President of Mortgage Accounting for The Greater New York Savings Bank from 1987 to 1997.

Erik E. Larson, age 37, has served as Vice President, Loan Operations Officer in the Florida Division of Intervest National Bank since October 2005. Prior to that, Mr. Larson was an Assistant Vice President with Intervest National Bank both in Loan Operations and Branch Management capacities. Mr. Larson joined Intervest National Bank in 1998. Prior to that, Mr. Larson served in a supervisory position with Barnett Bank. Mr. Larson received a Bachelors degree in Mathematics from Stockton State College, Pomona, New Jersey.

John W. Loock, age 59, has served as Vice President and Controller of Intervest National Bank since September 2007. He previously served as Assistant Vice President and Assistant Controller of Intervest National Bank from 1999 to August 2007. Mr. Loock received a Bachelor of Mathematics and Master of Business Administration degrees from Iona College. Mr. Loock has more than 30 years of banking experience encompassing various positions with small to large banking institutions.

Elizabeth Macias, age 54, has served as Vice President of Information Technology, Systems and Security for Intervest National Bank since October 2005. Ms. Macias has worked in the area of Bank Management Information Systems and Technology for over 24 years and Banking in general for over 30 years. Ms. Macias received a Bachelors of Science in Business from Manhattan College and an AAS, in Computer Digital Systems from PSI Institute in New York. Prior to joining Intervest National Bank, Ms. Macias served as Vice President and Director of Management Information Systems at First Central Savings Bank from April 2004 to September 2005. Prior to that, Ms. Macias served as Vice President-Director of Management Information Systems and Product Development for New York National Bank from 1983 to 2004.

Keith A. Olsen, age 56, has served as a Director and as President of Intervest National Bank since July 2001 and February 21, 2008, respectively. Mr. Olsen served as President of the Florida Division of Intervest National Bank from July 2001 to February 21, 2008. Prior to that, Mr. Olsen was the President of Intervest Bank from 1994 until it merged into Intervest National Bank in July 2001. Mr. Olsen also served as Senior Vice President of Intervest Bank from 1991 to 1994. Mr. Olsen received an Associates degree from St. Petersburg Junior College and a Bachelors degree in Business Administration and Finance from the University of Florida, Gainesville. He is also a graduate of the Florida School of Banking of the University of Florida, Gainesville, the National School of Real Estate Finance of Ohio State University and the Graduate School of Banking of the South of Louisiana State University. Mr. Olsen has been in banking for more than 30 years.

Michael Primiani, age 49, has served as Vice President, Compliance/BSA Officer and New York Office Security Officer for Intervest National Bank since December 2005. Mr. Primiani received an Associate Degree in Business Management from Queensborough Community College. Mr. Primiani has more that 26 years of banking experience. Prior to joining Intervest National Bank, Mr. Primiani served as Vice President, BSA Officer and Branch Administrator for First Central Savings Bank from March 2001 to December 2005. Prior to that, Mr. Primiani served as Assistant Vice President and Branch Manager for Astoria Federal Savings from May 1987 to February 2001, and in various supervisory positions at Astoria Federal Savings from 1979 to 1987.

Diane S. Rathburn, age 47, has served as Vice President, Operations/Human Resource Manager of the Florida Division of Intervest National Bank since January 2003. Prior to that, Mrs. Rathburn was an Assistant Vice President, Branch Coordinator and Assistant Vice President, Branch Administrator since August 1999. Mrs. Rathburn joined Intervest National Bank in July 1991. Prior to that, Mrs. Rathburn served in a supervisory position of the Bookkeeping Department of Southeast Bank.

David B. Stroyan, age 63, has served as Vice President of the Florida Division of Intervest National Bank since November 2008. Prior to that, Mr. Stroyan was Executive Vice President and Senior Loan Officer of Bank of Central Florida and prior to that was Senior Vice President of Mercantile Bank. Mr. Stroyan received a Bachelors degree from the Georgia Institute of Technology. He is also a graduate of The School of Banking of the South at Louisiana State University. Mr. Stroyan has over 25 years of banking experience.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market for Securities

IBC’s Class A common stock is listed for trading on the Nasdaq Global Select Market under the symbol “IBCA.” There is no public-trading market for IBC’s Class B common stock. At January 29, 2010, there were 7,690,812 and 580,000 shares of Class A and Class B common stock outstanding, respectively. At December 31, 2009, there were approximately 100 holders of record of the Class A common stock and approximately 1,500 beneficial owners of the Class A common stock, which includes persons or entities that hold their stock in nominee form or in street name through various brokerage firms. At December 31, 2009, there were three holders of record of the Class B common stock, one of which is our Chairman and the other two are related parties of that individual. So long as 50,000 shares of Class B common stock are issued and outstanding, the holders of the Class B common stock, as a separate class, can elect two-thirds of IBC’s directors. The holders of the Class A common stock, as a separate class, can elect one-third of IBC’s directors. The market price of the Class A common stock on the close of business on December 31, 2009 and January 29, 2010 was $3.28 and $4.00 per share, respectively.

The following table shows the high and low sales prices per share for the Class A common stock by calendar quarter for the periods indicated. The quotations set forth below reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions.

	2009		2008
	High	Low	High	Low

First quarter	$4.99	$1.89	$17.25	$8.82
Second quarter	$4.95	$2.05	$12.47	$4.30
Third quarter	$3.81	$2.31	$9.66	$4.40
Fourth quarter	$3.60	$2.80	$8.19	$3.15

Common Dividends

IBC’s Class A and Class B common stockholders are entitled to receive cash dividends when and if declared by IBC’s board of directors out of funds legally available for such purposes. No common dividends were declared or paid in 2009. In June 2008, a cash dividend of $0.25 per share on outstanding Class A and Class B common stock totaling $2.1 million was paid. In June 2007, a total cash dividend of $2.1 million, or $0.25 per share, on outstanding Class A and Class B common stock was paid. Although IBC may pay common dividends in the future, the amount of and timing of any dividend has not been determined, nor is the payment of dividends assured.

Preferred Dividends

As more fully described in the notes to the consolidated financial statements, in December 2008, IBC sold to the U.S. Treasury 25,000 shares of its Series A Cumulative Perpetual Preferred Stock and a ten year warrant to purchase up to 691,882 shares of its Class A common stock for a total investment from the Treasury of $25 million. The securities were sold to the Treasury in a transaction exempt from registration under the Securities Act of 1933 pursuant to the exemption available under Section 4(2) of that Act. The Treasury is entitled to receive cumulative cash dividends on these preferred shares when and if declared by IBC’s board of directors at the current annual rate of 5% payable quarterly, including the amount of any accrued and unpaid dividends for any prior periods out of funds legally available for such purposes. The current annual cash preferred stock dividend requirement is $1.3 million. In 2009, cash dividends of $1.1 million were declared and paid on the preferred stock.

Restrictions on Payment of Dividends

IBC’s ability to pay any cash dividends on its capital stock is limited to an amount equal to the surplus, which represents the excess of its net assets over paid-in-capital or, if there is no surplus, net earnings for the current and/or immediately preceding fiscal year. The primary source of funds for cash dividends payable by IBC to its common and preferred stockholders is the cash dividends, if any, received from its subsidiaries, INB and IMC. INB has paid a monthly cash dividend to IBC in order to provide the necessary funds for the debt service on IBC’s outstanding trust preferred securities as well as the cash dividend requirements on the Series A preferred stock.

Total dividends paid by INB to IBC in 2009, 2008 and 2007 amounted to $3.9 million, $3.5 million and $3.5 million, respectively. In January 2010, INB has been informed by it primary regulator, the OCC, that it will not be permitted to pay any cash dividends to IBC. INB has accordingly suspended its cash dividend payments to IBC effective January 2010. In February 2010, the FRB, IBC’s primary regulator, informed IBC that it may not, without the prior approval of the FRB, pay dividends on or redeem its capital stock, pay interest on or redeem its trust preferred securities, or incur new debt. For a further discussion of legal limitations with regard to the payment of dividends, see the caption entitled “Supervision and Regulation” in this report.

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

IBC’s ability to pay cash dividends to its common or preferred shareholders is further limited by the funding requirements of its outstanding trust preferred securities. These securities were issued at various times by IBC’s wholly owned business trusts, which were formed for the sole purpose of issuing trust preferred securities, the proceeds of which have been contributed to INB as capital contributions at various times. Additionally, for as long as any Series A Preferred Stock is outstanding, IBC may not declare or pay dividends on its common stock, or repurchase shares of its common stock, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Stock have been paid in full. Further, until the earlier of December 23, 2012 or when all of the Series A Preferred Stock is no longer owned by the Treasury or its affiliates, IBC may only with the consent of the Treasury, subject to limited exceptions, increase the cash dividend on its common stock in excess of the most recent cash dividend of $0.25 per share paid in June 2008.

Share Repurchases

There were no shares of Class A or Class B common stock repurchased in 2009 or 2008.

Equity Compensation Plans

The following table summarizes information regarding equity compensation plans as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities in column (a)

	(a)	(b)	(c)
Plans approved by stockholders (1)	327,840	$10.35	422,160
Plans not approved by stockholders	-	-	-

(1) Consist of 73,210, 123,940 and 130,690 options to purchase Class A common stock at exercise prices of $4.02, $17.10 and $7.50 per share, respectively. The options expire as follows: 73,210 options expire on December 10, 2019; 123,940 options expire on December 13, 2017, and 130,690 options expire on December 11, 2018. All options, except 73,210, are 100% vested and exercisable.

Stock Performance Graph

The following graph compares the cumulative total shareholder return of IBC’s Class A common stock against the cumulative total return of the Nasdaq Stock Market (U.S. companies) Index, an index for banks with total assets of $1 billion to $5 billion, and the Nasdaq Bank index. The graph was prepared by SNL Financial L.C. and assumes that $100 was invested on December 31, 2004. The points marked on the horizontal axis correspond to December 31 of each year. Each of the referenced indices is calculated in the same manner. The graph depicts past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Intervest Bancshares Corporation	100.00	125.39	174.32	88.12	20.99	17.26
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $1B-$5B	100.00	98.29	113.74	82.85	68.72	49.26
SNL Bank NASDAQ	100.00	96.95	108.85	85.45	62.06	50.34

Item 6. Selected Consolidated Financial and Other Data

The table that follows should be read in conjunction with our consolidated financial statements, together with the related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operation, all of which are contained elsewhere in this report. The financial information in the table is qualified in its entirety by the detailed information and financial statements appearing elsewhere in this report.

	At or For The Year Ended December 31,
($ in thousands, except per share data)	2009	2008	2007	2006	2005
Financial Condition Data:
Total assets	$2,401,204	$2,271,833	$2,021,392	$1,971,753	$1,706,423
Cash and short-term investments	7,977	54,903	33,086	40,195	56,716
Securities held to maturity, net	634,856	475,581	344,105	404,015	251,508
Loans receivable, net of deferred fees	1,686,164	1,705,711	1,614,032	1,490,653	1,367,986
Deposits	2,029,984	1,864,135	1,659,174	1,588,534	1,375,330
Borrowed funds and related accrued interest payable	118,552	149,566	136,434	172,909	155,725
Preferred equity	23,466	23,080	-	-	-
Common equity	190,588	188,894	179,561	170,046	136,178
Nonaccrual loans	123,877	108,610	90,756	3,274	750
Loans ninety days past due and still accruing	6,800	1,964	11,853	-	2,649
Foreclosed real estate, net	31,866	9,081	-	-	-
Accruing troubled debt restructured loans	97,311	-	-	-	-
Allowance for loan losses	32,640	28,524	21,593	17,833	15,181
Loan chargeoffs	8,103	4,227	-	-	-
Loan recoveries	1,354	-	-	-	-
Operations Data:
Interest and dividend income	$123,598	$128,497	$131,916	$128,605	$97,881
Interest expense	81,000	90,335	89,653	78,297	57,447
Net interest and dividend income	42,598	38,162	42,263	50,308	40,434
Provision for loan losses	10,865	11,158	3,760	2,652	4,075
Net interest and dividend income after loan loss provision	31,733	27,004	38,503	47,656	36,359
Noninterest income	297	5,026	8,825	6,855	6,594
Noninterest expenses	27,084	18,873	12,876	13,027	10,703
Earnings before income taxes	4,946	13,157	34,452	41,484	32,250
Provision for income taxes	1,816	5,891	15,012	17,953	14,066
Net earnings before preferred dividend requirements	3,130	7,266	19,440	23,531	18,184
Preferred dividend requirements	1,632	41	-	-	-
Net earnings available to common stockholders	$ 1,498	$ 7,225	$ 19,440	$ 23,531	$18,184
Per Common Share Data:
Basic earnings per share	$ 0.18	$ 0.87	$ 2.35	$ 2.98	$ 2.65
Diluted earnings per share	0.18	0.87	2.31	2.82	2.47
Cash dividends per share	-	0.25	0.25	-	-
Book value per share	23.04	22.84	22.23	20.31	17.41
Market price per share	3.28	3.99	17.22	34.41	24.04
Other Data and Ratios:
Common shares outstanding	8,270,812	8,270,812	8,075,812	8,371,595	7,823,058
Common stock warrants and options outstanding	1,019,722	959,512	332,640	195,000	696,465
Average common shares used to calculate:
Basic earnings per common share	8,270,812	8,259,091	8,275,539	7,893,489	6,861,887
Diluted earnings per common share	8,270,812	8,267,781	8,422,017	8,401,379	7,449,658
Adjusted net earnings used for diluted earnings per share	$1,498	$7,225	$19,484	$23,679	$18,399
Net interest margin	1.83%	1.79%	2.11%	2.75%	2.70%
Return on average assets	0.13%	0.34%	0.96%	1.28%	1.20%
Return on average common equity	1.65%	3.94%	11.05%	15.82%	16.91%
Noninterest income to average assets	.01%	0.23%	0.44%	0.37%	0.44%
Noninterest expenses to average assets	1.15%	0.87%	0.64%	0.71%	0.71%
Nonperforming assets to total assets	6.49%	5.18%	4.49%	0.17%	0.04%
Nonaccrual loans to total gross loans	7.31%	6.33%	5.59%	0.22%	0.05%
Loans, net of unearned income to deposits	83%	92%	97%	94%	99%
Loans, net of unearned income to deposits (bank only)	79%	85%	88%	84%	88%
Allowance for loan losses to total net loans	1.94%	1.67%	1.34%	1.20%	1.11%
Allowance for loan losses to nonaccrual loans	26%	26%	24%	545%	2024%
Efficiency ratio	46%	33%	24%	23%	23%
Average stockholders’ equity to average total assets	9.03%	8.55%	8.69%	8.06%	7.11%
Stockholders’ equity to total assets	8.91%	9.33%	8.88%	8.62%	7.98%
Tier 1 capital to average assets	11.17%	12.21%	11.59%	11.43%	10.85%
Tier 1 capital to risk-weighted assets	14.18%	14.27%	13.53%	13.85%	12.39%
Total capital to risk-weighted assets	15.44%	15.52%	14.78%	14.95%	14.42%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s discussion of the financial condition and results of operations of Intervest Bancshares Corporation and Subsidiaries that follows should be read in conjunction with the accompanying consolidated financial statements in this report on Form 10-K.

Intervest Bancshares Corporation has two wholly owned consolidated subsidiaries, Intervest National Bank and Intervest Mortgage Corporation. Intervest Bancshares Corporation, Intervest National Bank and Intervest Mortgage Corporation may be referred to individually as “IBC,” “INB” and “IMC,” respectively, in this report. IBC also has four wholly owned unconsolidated subsidiaries, Intervest Statutory Trust II, III, IV and V, all of which were formed at various times in connection with the issuance of trust preferred securities. References in this report to “we,” “us” and “our” refer to Intervest Bancshares Corporation and its consolidated subsidiaries, unless otherwise specified. For a detailed discussion of our business, see Item 1 “Business” in this report

Critical Accounting Policies

The preparation of our consolidated financial statements and the information included in management’s discussion and analysis herein is governed by policies that are based on accounting principles generally accepted in the United States (GAAP) and general practices within the banking industry. The financial information contained in our financial statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method.

An accounting policy is deemed to be “critical” if it is important to a company’s results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and related disclosures. Actual results could differ from these estimates and assumptions. We believe that the estimates and assumptions used in connection with the amounts reported in our consolidated financial statements and related disclosures are reasonable and made in good faith.

We consider our critical accounting policies to be those that relate to the determination of our: allowance for loan losses; valuation allowance for real estate losses; and other than temporary impairment charges on our security investments. These three items are considered critical accounting estimates because each is highly susceptible to change from period to period and require us to make numerous assumptions about a variety of information that directly affect the calculation of the amounts reported in the consolidated financial statements. For example, the impact of a large unexpected chargeoff could deplete the allowance for loan losses and potentially require us to record increased loan loss provisions to replenish the allowance, which could negatively affect our operating results and financial condition. For a summary of our other significant accounting policies, see note 1 to the consolidated financial statements.

The allowance for loan losses reflects our judgment as to the estimated credit losses that may result from defaults in our loan portfolio. The allowance for loan losses is established through a loan loss provision charged to expense. Loans are charged off against the allowance when we believe that the collection of the principal amount of the loans is unlikely. Subsequent recoveries of previous chargeoffs are added back to the allowance.

We evaluate the adequacy of our allowance for loan losses at least monthly or more frequently when necessary with consideration given to the following factors:

(i) Size of the loans in the portfolio. The loan portfolio has many individual loans with large principal balances, which increases the portfolio’s risk profile. At December 31, 2009, the average real estate loan was $2.6 million, with the largest loan being $20.4 million. In addition, loans with principal balances of $5 million or more represented approximately 44% of the portfolio;

(ii) Nature (concentration) of the loans in the portfolio. The loan portfolio is concentrated in loans secured by commercial and multifamily real estate, including some vacant properties and vacant land, all of which are generally considered to have more credit risk than traditional 1-4 family residential lending because these loans tend to involve larger loan balances to single borrowers and their repayment is typically dependent upon the successful operation of the underlying real estate for income-producing properties. Loans on vacant properties and vacant land typically do not have adequate or any income streams and depend upon other sources of cash flow from the borrower for repayment. The number of vacant land loans in the portfolio however has decreased substantially over the last several years. The properties collateralizing the loans in our portfolio are also concentrated by location, and this concentration also increases the risk associated with the portfolio. The properties are concentrated in two states, New York and Florida, and many are located in geographical areas that are being revitalized or redeveloped, which are negatively impacted to a greater degree in an economic downturn. Both of these states are experiencing weak economic conditions, high rates of unemployment, increased office and retail vacancy rates and lower commercial real estate values. Additionally, many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. All of the above factors increase the risk profile of our loan portfolio;

(iii) Specific problem loans, including loans on nonaccrual status, and estimates of fair value of the underlying properties. Whenever a loan experiences payment problems, an internal review of that loan is performed by one or both of our two senior lending officers (the Chairman and the President of INB) to re-evaluate the internal credit rating that is assigned to the loan. This credit rating directly affects the computation of the allowance for loan losses. The estimated loss factors that we apply to our loans to calculate the allowance for loan losses increase as a loan’s credit rating decreases. Nonaccrual and other problem loans are normally downgraded based on known facts and circumstances at the time of review, which in turn impacts the level of the allowance for loan losses. The review includes the physical inspection of such properties and the monitoring of impositions and insurance premiums to preserve our security interest in the properties. Additionally, we engage independent third parties to perform quarterly loan portfolio reviews, which include all loans on nonaccrual status. We also take into consideration the nature and extent of the collateralization of nonaccrual loans, loans past due 90 days and still accruing and any other problem loans, including loans that have been restructured and categorized as troubled debt restructurings, in the determination of the allowance for loan losses. Estimates of fair value of the collateral properties is determined based on a variety of information, including available appraisals, broker opinions of value and the knowledge and experience of our two senior lending officers as it relates to values of properties in our lending markets. The determination of the need for updated appraisals is made on a loan-by-loan basis. In addition to appraisals, consideration is also given to the type, location and occupancy of the property and current economic conditions in the area the property is located in assessing estimates of fair value;

(iv) Historical chargeoffs and recoveries. We have experienced a limited number of loan charge offs and recoveries to date. In computing the allowance for loan losses, we currently do not place much reliance on our historical losses as an indicator of future losses. In determining potential losses that may exist in the loan portfolio, we place a greater weight on the current level and type of nonaccrual and problem loans and the specific facts and circumstances associated with each loan;

(v) Adverse situations which may affect the borrowers’ ability to repay. All nonaccrual and problem loans are reviewed individually based on the facts and circumstances known to us at the time of the review. Based on these reviews, our two senior lending officers make an assessment as to whether there are specific issues unique to each problem loan or whether such issues identified are generic to the portfolio, which may in turn necessitate a change to the overall estimated loss factors that are used to calculate the allowance;

(vi) The perception of our two senior lending officers of current and anticipated economic conditions in our primary lending areas, which are concentrated in New York and Florida, and national economic conditions. Our loan portfolio has and continues to been negatively impacted by the weak economies in Florida and New York, including the impact of high rates of unemployment, increased office and retail vacancy rates and lower real estate values.

We have also experienced the effects of misconduct committed by certain of our borrowers, which required us to place certain loans that are collateralized by income producing properties on nonaccrual status, and in some instances due to involuntary bankruptcy filings filed against the borrowers by third party creditors. Such filings resulted in the cessation of monthly loan payments despite cash flows being generated by the underlying property. We also continue to experience delays in our ability to move forward with foreclosure or other proceedings to acquire and sell collateral properties, which could also negatively affect our ability to recover our principal, particularly in a period where real estate values are decreasing. These factors have increased the level of risk in our loan portfolio and will likely continue to negatively impact the portfolio for some period of time;

(vii) Trends in loan volume and loan terms, changes in risk selection, underwriting standards and lending policies and procedures. We have not relaxed our underwriting standards or our lending policies and procedures. We believe we have become more risk averse by being more selective in originating loans in the current economic environment. Loan-to-value ratios (the ratio that the original principal amount of the loan bears to the lower of the purchase price or appraised value of the property securing the loan at the time of origination) on new loans typically do not exceed 80%. Debt service coverage ratios (the ratio of the net operating income generated by the property securing the loan to the required debt service) on new real estate loans typically are not less than 1.2 times; and

(viii) Experience, ability and depth of our lending officers and other underwriting staff. All potential new loans are referred to one of our two senior lending officers, both of whom have substantial experience in commercial and multifamily real estate lending. All loans originated by us must be first reviewed and approved by our Loan Committee, which is comprised of three members of our Board of Directors. We believe that there is substantial lending experience and depth on both our lending staff and Loan Committee.

Based on our assessment of all the factors discussed above, we maintain an allowance for loan losses that is comprised of an unallocated portion (which is derived from estimated loss factors currently ranging from 0.30% to 1.35% multiplied by the principal amount of loans rated acceptable, and higher percentages for loans that are assigned a lower credit grade such as special mention and substandard) and an allocated (or specific) portion on loans that have been identified as being impaired. GAAP specifies how the portion of the allowance for loan losses related to impaired loans is computed. A loan is normally deemed impaired when, based upon current information and events, it is probable that we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impairment for larger balance loans such as our portfolio of commercial real estate and multifamily loans are measured based on one of the following methods: the present value of expected future cash flows, discounted at the loan’s effective interest rate; the observable market price of the loan; or the estimated fair value of the loan’s collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a specific valuation allowance (recorded as part of the overall allowance for loan losses) with a charge to expense through the provision for loan losses. We consider a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal and interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and/or interest payments other than minimal delays or shortfalls in payments, and (iii) other information known by us that would indicate the full repayment of principal and interest is not probable. In evaluating loans for impairment, we generally consider delinquencies of 60 days or less to be minimal delays, and accordingly do not consider such delinquent loans to be impaired in the absence of other indications. Our impaired loans normally consist of loans on nonaccrual status and loans classified as troubled debt restructurings. Generally, all of our loans are evaluated for impairment on a loan-by-loan basis using the estimated fair value of the loan’s collateral.

We believe, based on information known to us at December 31, 2009, that the allowance for loan losses was adequate to cover estimated credit losses in the loan portfolio at such date. Although we believe we use the best information available to make determinations with respect to the allowance for loan losses, future adjustments to the allowance may be necessary if facts and circumstances differ from those previously assumed in the determination of the allowance.

For example, a prolonged downturn in real estate values and economic conditions could have an adverse impact on our asset quality and may result in an increase in future loan charge-offs and loan loss provisions, and may also result in the decrease in the estimated value of real estate we acquired through foreclosure. Additionally, our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and the estimated values of real estate acquired through foreclosure. Accordingly, we may be required to take certain chargeoffs and/or recognize additions to the allowance for loan losses, or record write downs on the carrying values of foreclosed real estate based on the regulators’ judgment concerning information available to them during their examination.

We also maintain a valuation allowance for real estate we acquire through foreclosure or similar proceedings. We estimate the fair value of our real estate in the same manner as impaired loans. As the properties are actively marketed for sale, we may periodically adjust the carrying values of the real estate to reflect changes in fair values resulting from changing market conditions through an increase to the valuation allowance for real estate losses and a charge to the provision for real estate losses

For a discussion of the factors and estimates used in computing other than temporary impairment charges on our security investments, see notes 1 and 2 to the consolidated financial statements.

Comparison of Financial Condition at December 31, 2009 and 2008.

Overview

Selected balance sheet information by entity as of December 31, 2009 follows:

($ in thousands)	IBC	INB	IMC	Eliminations (1)	Consolidated
Cash and cash equivalents	$ 6,890	$ 6,661	$ 1,718	$ (7,292)	$ 7,977
Security investments	-	645,564	-	-	645,564
Loans receivable, net of deferred fees	-	1,668,081	18,083	-	1,686,164
Allowance for loan losses	-	(32,050)	(590)	-	(32,640)
Foreclosed real estate, net of valuation allowance	-	29,754	2,112	-	31,866
Investment in consolidated subsidiaries	261,066	-	-	(261,066)	-
All other assets	3,156	58,143	1,062	(88)	62,273
Total assets	$271,112	$2,376,153	$22,385	$(268,446)	$2,401,204
Deposits	$ -	$2,037,291	$ -	$ (7,307)	$2,029,984
Borrowed funds and related interest payable	56,787	61,765	-	-	118,552
All other liabilities	271	37,399	1,017	(73)	38,614
Total liabilities	57,058	2,136,455	1,017	(7,380)	2,187,150
Total stockholders’ equity	214,054	239,698	21,368	(261,066)	214,054
Total liabilities and stockholders’ equity	$271,112	$2,376,153	$22,385	$(268,446)	$2,401,204

(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise largely from intercompany deposit accounts and investments in subsidiaries.

A comparison of selected consolidated balance sheet information follows:

	At December 31, 2009		At December 31, 2008
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$7,977	0.3%	$54,903	2.4%
Security investments	645,564	26.9	484,482	21.4
Loans receivable, net of deferred fees and allowance for loan losses	1,653,524	68.9	1,677,187	73.8
Foreclosed real estate, net of valuation allowance	31,866	1.3	9,081	0.4
All other assets	62,273	2.6	46,180	2.0
Total assets	$2,401,204	100.0%	$2,271,833	100.0%
Deposits	$2,029,984	84.5%	$1,864,135	82.1%
Borrowed funds and related interest payable	118,552	5.0	149,566	6.6
All other liabilities	38,614	1.6	46,158	2.0
Total liabilities	2,187,150	91.1	2,059,859	90.7
Total stockholders’ equity	214,054	8.9	211,974	9.3
Total liabilities and stockholders’ equity	$2,401,204	100.0%	$2,271,833	100.0%

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. Cash and cash equivalents decreased to $8 million at December 31, 2009 from $55 million at December 31, 2008. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Security Investments

Security investments consist of securities held to maturity and Federal Reserve Bank (FRB) and Federal Home Loan Bank of New York (FHLB) stock. Securities are classified as held to maturity and are carried at amortized cost when we have the intent and ability to hold them to maturity. Such investments, all of which are held by INB, increased to $635 million at December 31, 2009, from $476 million at December 31, 2008. The increase reflected $774 million of new purchases exceeding a total of $612 million of calls and maturities of securities during the period.

At December 31, 2009, securities held to maturity consisted of investment grade rated debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $629.1 million and noninvestment grade rated corporate securities (consisting of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry) totaling $5.8 million. As discussed in more detail in note 2 to the consolidated financial statements, INB recorded impairment charges totaling $2.3 million in 2009 on six trust preferred security investments.

At December 31, 2009, the securities held to maturity portfolio had a weighted-average yield of 2.73% and a weighted-average remaining maturity of 4.5 years, compared to 3.80% and 4.2 years, respectively, at December 31, 2008. Nearly all of the securities have fixed interest rates or have predetermined rate increases, and have call features that allow the issuer to call the security before its stated maturity without penalty. In 2009, $592 million of agency securities with a weighted-average yield of approximately 3.43% were called by the issuers and the resulting proceeds were reinvested into new securities yielding 77 basis points less. At December 31, 2009 and 2008, the held-to-maturity portfolio’s estimated fair value was $631 million and $475 million, respectively. At December 31, 2009, the portfolio had a net unrealized loss of $4.3 million, compared to a net unrealized loss of $0.5 million at December 31, 2008. See note 2 to the consolidated financial statements for information on and a discussion of unrealized losses. For additional information on and discussion of the securities portfolio, see the caption entitled “Security Investment Activities” in Item 1 “Business” of this report.

In order for INB to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), INB maintains an investment in the capital stock of each entity, which amounted to $4.7 million and $6.0 million, respectively, at December 31, 2009. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was 5.60% for the last four consecutive quarters. The total required investment, which amounted to $10.7 million at December 31, 2009, compared to $8.9 million at December 31, 2008, fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

Loans Receivable, Net of Deferred Fees

Loans receivable, net of deferred fees, decreased to $1.69 billion at December 31, 2009, from $1.71 billion at December 31, 2008. The decrease was due to the aggregate of $185 million of principal repayments, $27.7 million of loans transferred to foreclosed real estate and $8.1 million of loan chargeoffs exceeding $200 million of new loan originations, nearly all of which are secured by commercial real estate. The new loans are nearly all fixed-rate with a weighted-average yield and term of 6.69% and 5.2 years, respectively. The terms of the loans have largely been a function of the demand by borrowers for longer-term, fixed-rate product that has been driven by the historically low interest rate environment. New loan originations for 2008 amounted to $387 million. The lower level of originations in 2009 reflects the effects of a decrease in suitable lending opportunities for INB as well as INB’s efforts to maintain its loan portfolio at a prudent level relative to its increased capital requirements.

We expect this demand for longer-term, fixed-rate product to continue and expect that most of our new loan originations in 2010 will have similar terms. Fixed-rate loans constituted approximately 76% of our loan portfolio at December 31, 2009, up from 72% at December 31, 2008. For additional information on and discussion of the loan portfolio, see the section entitled “Lending Activities” in Item 1 “Business” of this report.

Nonaccrual Loans

Nonaccrual loans increased to $123.9 million (34 loans) at December 31, 2009, from $108.6 million (26 loans) at December 31, 2008. At December 31, 2009 and 2008, there were $6.8 million (2 loans) and $1.9 million (1 loan) of loans, respectively, that were classified as ninety days past due and still accruing interest. These loans were past their maturity date but the borrower continues to make monthly loan payments. At December 31, 2009, there also were $97.3 million of accruing loans (with a weighted average interest rate of 5.08%) on which INB has granted certain concessions to the borrowers to provide payment relief to the borrower generally consisting of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments. These loans are considered troubled debt restructurings (TDRs). Nonaccrual loans and TDRs are considered impaired under GAAP. At December 31, 2009, nonaccrual loans had a specific valuation allowance (included as part of the overall allowance for loan losses) in the aggregate amount of $11.6 million and $8.2 million, respectively. At December 31, 2009, there was an additional specific valuation allowance of $2.2 million maintained for TDRs. At December 31, 2009, there were also $16.5 million of loans for which there were concerns regarding the ability of the borrowers to meet existing repayment terms. For additional information on and discussion of nonaccrual loans, TDRs and potential problem loans, see the section entitled “Asset Quality” in Item 1 “Business” of this report.

Allowance for Loan Losses

The allowance for loan losses increased to $32.6 million at December 31, 2009, from $28.5 million at December 31, 2008. The allowance represented 1.94% of total loans (net of deferred fees) outstanding at December 31, 2009 compared to 1.67% at December 31, 2008. The increase in the allowance was due to $10.9 million of loan loss provisions and a $1.3 million partial recovery of a prior chargeoff, partially offset by $8.1 million of new chargeoffs. The loan loss provision of $10.9 million was attributable to downgrades of internal risk ratings on both accrual and nonaccrual loans and lower estimates of real estate values on certain collateral properties. At December 31, 2009 and 2008, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $13.8 million and $8.2 million, respectively, for total nonaccrual and restructured loans, all of which are considered impaired loans. For additional information on and discussion of the allowance for loan losses, see the caption entitled “Allowance for Loan Losses” in Item 1 “Business” of this report. For a discussion of the criteria used to determine the adequacy of the allowance for loan losses, see the section entitled “Critical Accounting Policies” at the beginning of Item 7 of this report.

Foreclosed Real Estate

Real estate acquired through foreclosure, net of a valuation allowance, amounted to $31.8 million at December 31, 2009, compared to $9.1 million at December 31, 2008. For additional information on and discussion of foreclosed real estate, see the section entitled “Asset Quality” in Item 1 “Business” of this report.

All Other Assets

The following table sets forth the composition of all other assets:

	At December 31,
($ in thousands)	2009	2008
Accrued interest receivable	$11,196	$11,965
Loan fees receivable	7,890	8,590
Premises and equipment, net	4,924	5,415
Deferred income tax asset	18,044	13,503
Deferred debenture offering costs, net	890	2,750
Investment in unconsolidated subsidiaries	1,702	1,702
Deferred issuance costs from brokered CDs	1,182	1,486
Prepaid deposit insurance assessments	15,765	-
All other	680	769
	$62,273	$46,180

Accrued interest receivable fluctuates based on the level of interest-earning assets and the timing of interest payments received. Loan fees receivable are fees due to us in accordance with the terms of our mortgage loans. Such amounts are generally due upon the full repayment of the loan. This fee is recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan as a yield adjustment. The decrease was due to payments exceeding new fees that were charged on new loan originations as well as a lower level of new originations.

Premises and equipment decreased as purchases were more than offset by normal depreciation and amortization. The deferred tax asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future income tax deductions. The increase in the deferred tax asset is primarily a function of the net increase in the allowance for loan losses, valuation allowance for real estate losses and capitalized real estate expenses which will become tax deductible when actual chargeoffs or are incurred.

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

Prepaid deposit insurance assessments relates to the estimated amount of FDIC premiums for 2010, 2011, and 2012 that was paid on December 30, 2009. This prepayment requirement was imposed on all FDIC insured institutions in order to recapitalize the Deposit Insurance Fund. This prepaid asset will be charged to expense during the periods to which it relates. Deferred issuance costs from brokered deposits decreased due to normal amortization. These costs are being amortized to interest expense over the life of the deposits. All other decreased due to a decrease in prepaid estimated income taxes.

Deposits

Deposits increased to $2.03 billion at December 31, 2009, from $1.86 billion at December 31, 2008, primarily reflecting an increase of $167 million in money market accounts. At December 31, 2009, certificate of deposit accounts totaled $1.51 billion, and checking, savings and money market accounts aggregated to $521 million. The same categories of deposit accounts totaled $1.52 billion and $345 million, respectively, at December 31, 2008. Certificate of deposit accounts represented 74% of total consolidated deposits at December 31, 2009, compared to 82% at December 31, 2008. At December 31, 2009 and 2008, certificate of deposit accounts included $170 million and $173 million of brokered deposits, respectively. For additional information on and discussion of deposits, see the section entitled “Sources of Funds” in Item 1 “Business” of this report.

Borrowed Funds and Related Interest Payable

The following table summarizes borrowed funds and related interest payable:

	At December 31, 2009		At December 31, 2008
($ in thousands)	Principal	Accrued Interest	Principal	Accrued Interest
Debentures - IMC	$ -	$ -	$40,000	$1,960
Debentures Capital Securities - IBC	56,702	85	56,702	122
FHLB advances - INB	61,500	98	50,500	98
Mortgage note payable - INB	167	-	184	-
	$118,369	$183	$147,386	$2,180

Borrowed funds and related interest payable decreased to $118 million at December 31, 2009, from $149 million at December 31, 2008, due to the early repayment of $40 million of higher cost, fixed-rate debentures by IMC, partially offset by an $11 million increase in lower cost short-term borrowings by INB from the FHLB.

For additional information on and discussion of borrowed funds, see notes 8 through 10 to the consolidated financial statements included in this report, as well as the sections entitled “Liquidity and Capital Resources” in Item 7 and “Sources of Funds” in Item 1 “Business” of this report.

All Other Liabilities

The following table sets forth the composition of all other liabilities:

	At December 31,
($ in thousands)	2009	2008
Mortgage escrow funds payable	$24,363	$24,028
Official checks outstanding	5,216	11,859
Accrued interest payable on deposits	6,201	6,868
All other liabilities	2,834	3,403
	$38,614	$46,158

Mortgage escrow funds payable fluctuate and represent advance payments made to us by borrowers for property taxes and insurance that we remit to third parties when due. Official checks outstanding represent checks issued by INB in the normal course of business which fluctuate based on banking activity. Accrued interest payable on deposits fluctuates based on total deposits and the timing of interest payments. All other liabilities are comprised mainly of accrued expenses and fees received on loan commitments that have not yet been funded.

Stockholders’ Equity

The following table sets forth the change in stockholders’ equity:

		Outstanding
($ in thousands, except per share amounts)	Amount	Class A Shares	Class B Shares	Total Shares	Amount Per Share
Common stockholders’ equity at December 31, 2008	$188,894	7,690,812	580,000	8,270,812	$22.84
Net earnings available to common stockholders	1,498	-	-	-	0.18
Compensation from stock options	196	-	-	-	0.02
Common stockholders’ equity at December 31, 2009	$190,588	7,690,812	580,000	8,270,812	$23.04
Preferred stockholder’s equity at December 31, 2008 (1)	$ 23,080
Amortization of preferred stock discount	386
Preferred stockholder’s equity at December 31, 2009	$ 23,466
Total stockholders’ equity at December 31, 2009	$214,054

(1)

On December 23, 2008, IBC sold to the United States Treasury 25,000 shares of its Series A Fixed Rate Cumulative Perpetual Preferred Stock, with a liquidation preference of $1,000 per share, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. The total investment was allocated between preferred and common equity as described in more detail in note 11 to the consolidated financial statements.

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008.

Overview

Consolidated net earnings available to common stockholders for 2009 decreased by $5.7 million to $1.5 million, or $0.18 per diluted common share, from $7.2 million, or $0.87 per diluted common share, in 2008. Lower earnings was due to an $8.2 million increase in noninterest expenses, a $4.7 million decrease in noninterest income and $1.6 million of preferred stock dividend requirements, partially offset by a $4.1 million decrease in the provision for income taxes, a $4.4 million increase in net interest and dividend income and a $0.3 million decrease in the provision for loan losses. Return on average assets and common equity decreased to 0.13% and 1.65%, respectively, in 2009, from 0.34% and 3.94%, respectively, in 2008

Selected information regarding results of operations follows:

					Consolidated
($ in thousands)	INB	IMC	IBC	Elim (1)	2009	2008
Interest and dividend income	$121,546	$ 2,035	$ 148	$ (131)	$123,598	$128,497
Interest expense	77,622	796	2,713	(131)	81,000	90,335
Net interest and dividend income (expense)	43,924	1,239	(2,565)	-	42,598	38,162
Provision (credit) for loan losses	10,248	647	(30)	-	10,865	11,158
Noninterest income	302	(26)	451	(430)	297	5,026
Noninterest expenses	24,238	2,597	679	(430)	27,084	18,873
Earnings (loss) before taxes	9,740	(2,031)	(2,763)	-	4,946	13,157
Provision (credit) for income taxes	4,018	(933)	(1,269)	-	1,816	5,891
Net earnings (loss) before preferred dividend requirements	5,722	(1,098)	(1,494)	-	3,130	7,266
Preferred dividend requirements (2)	-	-	(1,632)	-	(1,632)	(41)
Net earnings (loss) available to common stockholders	5,722	(1,098)	(3,126)	-	1,498	7,225
Intercompany dividends (3)	(3,933)	-	3,933	-	-	-
Net earnings after intercompany dividends	$ 1,789	$(1,098)	$ 807	$ -	$ 1,498	$ 7,225
Net earnings after intercompany dividends for 2008	$ 4,749	$ 831	$ 1,645	$ -	$ 7,225
(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arose in 2009 from intercompany deposit accounts and management agreements.
(2)	Represents the total of accrued dividends on $25 million of 5% cumulative preferred stock held by the U.S. Treasury and amortization of related preferred stock discount.
(3)

Dividends paid to IBC in 2009 from INB provided funds for the debt service on IBC’s subordinated debentures-capital securities, which is included in IBC’s interest expense, and for the cash dividend requirements on the preferred stock.

Net Interest and Dividend Income

Net interest and dividend income is our primary source of earnings and is influenced by the amount, distribution and repricing characteristics of our interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates. Net interest and dividend income is the difference between interest income earned on our interest-earning assets, such as loans and securities, and interest expense paid on our interest-bearing liabilities, such as deposits and borrowings.

As detailed in the following table, net interest and dividend income increased by $4.4 million to $42.6 million in 2009, from $38.2 million in 2008, primarily due to an improved net interest margin and an increase in our average balance sheet. Total average interest-earning assets increased by $186 million in 2009 from 2008, due to growth of $28 million in loans and $158 million in security and other short-term investments in the aggregate. This growth was funded primarily by a $202 million increase in average interest-bearing deposits and a $28 million increase in average stockholders’ equity (primarily due to the receipt of the TARP proceeds), partially offset by a $38 million reduction in average borrowed funds.

Our net interest margin (excluding loan prepayment income) increased slightly to 1.83% in 2009, from 1.79% in 2008, due to the rate on our cost of funds decreasing at a slightly faster pace than the yield on our interest-earning assets. The yield on interest-earning assets decreased to 5.32% in 2009 from 6.01% in 2008 due to the impact of calls of $592 million of higher yielding U.S. government agency security investments (coupled with the reinvestment of the proceeds into similar securities with interest rates that were 77 basis points lower), and a higher level ($1.0 million) of interest income not recorded on nonaccrual loans. The historically low interest rate environment has resulted in the call of nearly all the investment securities purchased prior to 2009.

Our cost of funds decreased to 3.87% in 2009 from 4.69% in 2008, reflecting lower rates paid on deposits and adjustable-rate borrowings as well as the early retirement of IMC’s higher-cost, fixed-rate debentures. Interest income that was not recorded on nonaccrual loans totaled $9.0 million in 2009, compared to $8.0 million in 2008, or $1.0 million of additional foregone interest income.

The following table provides information on average assets, liabilities and stockholders’ equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2009 and 2008. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year. The interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin is greater than the interest rate spread due to the additional income earned on those assets funded by non-interest-bearing liabilities, demand deposits and stockholders’ equity.

		For the Year Ended December 31,
		2009			2008
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate	Average Balance	Interest Inc./Exp.	Yield/ Rate
Interest-earning assets:
Loans (1)	$1,721,688	$106,105	6.16%	$1,693,749	$109,793	6.48%
Securities	586,344	17,473	2.98	422,356	18,287	4.33
Other interest-earning assets	14,544	20	0.14	20,297	417	2.05
Total interest-earning assets	2,322,576	$123,598	5.32%	2,136,402	$128,497	6.01%
Noninterest-earning assets	34,846			26,317
Total assets	$2,357,422			$2,162,719
Interest-bearing liabilities:
Interest checking deposits	$ 6,776	$ 107	1.58%	$ 5,455	$ 97	1.78%
Savings deposits	9,899	185	1.87	8,448	249	2.95
Money market deposits	435,203	8,531	1.96	302,027	10,571	3.50
Certificates of deposit	1,521,104	66,705	4.39	1,455,059	69,719	4.79
Total deposit accounts	1,972,982	75,528	3.83	1,770,989	80,636	4.55
FHLB advances and Federal funds purchased	51,042	1,951	3.82	33,897	1,039	3.07
Debentures and related interest payable	9,936	796	8.01	65,225	5,150	7.90
Debentures - capital securities	56,702	2,713	4.78	56,702	3,496	6.17
Mortgage note payable	176	12	6.82	193	14	7.25
Total borrowed funds	117,856	5,472	4.64	156,017	9,699	6.22
Total interest-bearing liabilities	2,090,838	81,000	3.87%	1,927,006	90,335	4.69%
Noninterest-bearing deposits	3,101			3,885
Noninterest-bearing liabilities	50,606			46,884
Preferred stockholder’s equity	23,290			609
Common stockholders’ equity	189,587			184,335
Total liabilities and stockholders’ equity	$2,357,422			$2,162,719
Net interest and dividend income/spread		$ 42,598	1.45%		$ 38,162	1.32%
Net interest-earning assets/margin (2)	$ 231,738		1.83%	$ 209,396		1.79%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.11x			1.11x
Other Ratios:
Return on average assets	0.13%			0.34%
Return on average common equity	1.65%			3.94%
Noninterest expense to average assets	1.15%			0.87%
Efficiency ratio (3)	46%			33%
Average stockholders’ equity to average assets	9.03%			8.55%
(1)	Includes average nonaccrual loans of $120.3 million in 2009 and $105.6 million in 2008. Interest not recorded on such loans totaled $9.0 million in 2009 and $8.0 million in 2008.
(2)

Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 1.89% and 1.90% for 2009 and 2008, respectively.

(3)	Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate actives expense) as a percentage of net interest and dividend income plus noninterest income.

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

	For the Year Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$ (5,420)	$ 1,810	$ (78)	$ (3,688)
Securities	(5,702)	7,101	(2,213)	(814)
Other interest-earning assets	(388)	(118)	109	(397)
Total interest-earning assets	(11,510)	8,793	(2,182)	(4,899)
Interest-bearing liabilities:
Interest checking deposits	(11)	24	(3)	10
Savings deposits	(91)	43	(16)	(64)
Money market deposits	(4,651)	4,661	(2,050)	(2,040)
Certificates of deposit	(5,820)	3,164	(358)	(3,014)
Total deposit accounts	(10,573)	7,892	(2,427)	(5,108)
FHLB advances and Federal funds purchased	254	526	132	912
Debentures and related interest payable	72	(4,368)	(58)	(4,354)
Debentures - capital securities	(788)	-	5	(783)
Mortgage note payable	(1)	(1)	-	(2)
Total borrowed funds	(463)	(3,843)	79	(4,227)
Total interest-bearing liabilities	(11,036)	4,049	(2,348)	(9,335)
Net change in interest and dividend income	$ (474)	$ 4,744	$ 166	$ 4,436

Provision for Loan Losses

The provision for loan losses decreased by $0.3 million to $10.9 million in 2009, from $11.2 million in 2008. The decrease was comprised of $1.1 million of less provision attributable to a reduction in gross loans outstanding, largely offset by $0.8 million of additional provision attributable to credit downgrades on both accrual and nonaccrual loans and lower estimates of real estate values on certain collateral properties. Total loans outstanding decreased by $21 million in 2009, compared to $90 million of growth in 2008.

Noninterest Income

Noninterest income decreased by $4.7 million to $0.3 million in 2009 and is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2009	2008
Customer service fees	$ 412	$ 684
Income from mortgage lending activities (1)	1,214	1,675
Income from the early repayment of mortgage loans (2)	1,235	2,363
(Loss) gain from early call of investment securities (3)	(306)	304
Impairment writedowns on investments securities (4)	(2,258)	-
	$ 297	$5,026
(1)	Consists mostly of fees from expired loan commitments and loan servicing, maintenance and inspection charges.
(2)	Consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases.
(3)	Consists of the recognition of any unamortized premium or discount at time of call.
(4)	Consists of other than temporary impairment charges on trust preferred security investments (which are discussed in more detail in note 2 to the consolidated financial statements in this report).

The decrease in customer’s service fees was due to a lower level of income from early withdrawal penalties, while the decrease in income from mortgage lending activities was due to less inspection charges resulting from a lower level of new originations. We believe that the volume of loan prepayments and prepayment income derived therefrom has decreased over the last several years due to longer-term, fixed-rate loans that we have originated since the beginning of 2007, as well as the effects of the crisis in the credit markets in general (which severely reduced funds available in the general marketplace for real estate lending) as well as declining commercial real estate values.

Noninterest Expenses

Noninterest expenses increased by $8.2 million to $27.1 million in 2009 and are summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2009	2008
Salaries and employee benefits	$ 6,247	$ 6,039
Occupancy and equipment, net	1,903	1,755
Data processing	1,131	1,016
Professional fees and services	1,812	1,549
Stationery, printing and supplies	178	175
Postage and delivery	111	106
FDIC insurance	5,221	1,517
General insurance	378	216
Director and committee fees	372	336
Advertising and promotion	191	253
Real estate activities expense	4,945	4,281
Provision for real estate losses	2,275	518
Loss on the early extinguishment of debentures	1,702	570
All other expenses	618	542
	$27,084	$18,873

Salaries and employee benefits expense increased primarily due to salary increases and higher medical insurance costs totaling $0.2 million and a decrease of $0.2 million in direct fee income due to less loans originated, partially offset by a $0.2 million decrease in stock-based compensation expense. We had 72 employees at both December 31, 2009 and 2008. Occupancy and equipment expense increased primarily due to higher real estate taxes and a decrease in sublease rental income. Data processing expense increased due to the growth in INB’s assets. INB uses a third-party service provider to run its core computer system. Such cost is based on total assets. Professional fees and services increased primarily due to a higher level of legal costs incurred in our collection efforts with nonaccrual loans as well as increased internal and external audit fees, consulting fees and regulatory examination fees.

FDIC insurance expense increased due to a higher rate structure for insurance premiums and a one-time assessment imposed by the FDIC on all insured financial institutions as well as growth in our deposits. For a further discussion, see the section “Deposit Insurance Assessments” under the caption “Supervision and Regulation” in Item 1 “Business” of his report. General insurance expense also increased due to higher premiums.

Real estate activities expense is comprised of expenditures consisting of real estate taxes, insurance, utilities and other charges required to protect our interest in real estate acquired through foreclosure and/or various properties collateralizing our nonaccrual loans. The amount for 2009 included a $0.9 million utility charge related to one property that is not expected to recur, while the 2008 amount included a $0.3 million loss from the sale of a property in Florida.

Provisions for real estate losses represent writedowns of foreclosed properties. After foreclosure, we periodically perform market valuations of properties we own and hold for sale. Decreases in the estimated fair value of the properties are recorded as an increase to the valuation allowance and a charge to the provision for real estate losses. The loss on the early extinguishment of debentures represents unamortized issuance costs that were expensed in connection with the repayment of debentures prior to their stated maturity as detailed in note 9 to the consolidated financial statements in this report.

Our efficiency ratio, which is a measure of its ability to control our expenses as a percentage of our revenues, was 46% for 2009, compared to 33% for 2008. This ratio has been negatively affected primarily by the impact of nonperforming assets and related loss of net interest income, and higher FDIC insurance expense.

Provision for Income Taxes

The provision for income taxes decreased by $4.1 million to $1.8 million in 2009, from $5.9 million in 2008, primarily due to lower pre-tax income. Our effective tax rate (inclusive of state and local taxes) was 36.7% in 2009, compared to 44.8% in 2008. The 2009 rate was positively impacted by refunds of $0.6 million of state taxes paid in years prior to 2008, while the 2008 rate was negatively impacted by the deductibility limit on contractually obligated executive compensation of the Chairman resulting from IBC’s subsequent participation in TARP.

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007.

Overview

Consolidated net earnings available to common stockholders for 2008 decreased by $12.2 million to $7.2 million, or $0.87 per diluted common share, from $19.4 million, or $2.31 per diluted common share, in 2007. Lower earnings was due to a $7.4 million increase in the provision for loan losses, a $6.0 million increase in noninterest expenses, a $4.1 million decrease in net interest and dividend income, and a $3.8 million decrease in noninterest income. The aggregate of these items was partially offset by a $9.1 million decrease in the provision for income tax expense. Return on average assets and common equity decreased to 0.34% and 3.94%, respectively, in 2008, from 0.96% and 11.05%, respectively, in 2007

Selected information regarding results of operations follows:

					Consolidated
($ in thousands)	INB	IMC	IBC	Elim (1)	2008	2007
Interest and dividend income	$122,118	$ 6,573	$ 259	$ (453)	$128,497	$131,916
Interest expense	82,142	5,150	3,496	(453)	90,335	89,653
Net interest and dividend income (expense)	39,976	1,423	(3,237)	-	38,162	42,263
Provision (credit) for loan losses	11,465	(307)	-	-	11,158	3,760
Noninterest income	3,809	3,799	450	(3,032)	5,026	8,825
Noninterest expenses	17,335	3,988	582	(3,032)	18,873	12,876
Earnings (loss) before taxes	14,985	1,541	(3,369)	-	13,157	34,452
Provision (credit) for income taxes	6,729	710	(1,548)	-	5,891	15,012
Net earnings (loss) before preferred dividend requirements	8,256	831	(1,821)	-	7,266	19,440
Preferred dividend requirements (2)	-	-	(41)	-	(41)	-
Net earnings (loss) available to common stockholders	8,256	831	(1,862)	-	7,225	19,440
Intercompany dividends (3)	(3,507)	-	3,507	-	-	-
Net earnings after intercompany dividends	$ 4,749	$ 831	$ 1,645	$ -	$ 7,225	$19,440
Net earnings after intercompany dividends for 2007	$ 16,766	$ 890	$ 1,784	$ -	$ 19,440
(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management and service agreements.
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

Net Interest and Dividend Income

Net interest and dividend income is our primary source of earnings and is influenced by the amount, distribution and repricing characteristics of our interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates. Net interest and dividend income is the difference between interest income earned on our interest-earning assets, such as loans and securities, and interest expense paid on our interest-bearing liabilities, such as deposits and borrowings.

Net interest and dividend income decreased by $4.1 million to $38.2 million in 2008, from $42.3 million in 2007. Nearly all of the decrease was due to the impact of nonaccrual loans. Interest income that was not recorded on nonaccrual loans totaled $8.0 million in 2008, compared to $4.5 million in 2007, or $3.5 million of additional foregone interest income. Our net interest margin (excluding loan prepayment income) decreased to 1.79% in 2008, from 2.11% in 2007, due to the yield on our interest-earning assets decreasing at a faster pace than our cost of funds.

The yield on interest-earning assets decreased to 6.01% in 2008 from 6.58% in 2007 primarily due the impact of nonaccrual loans noted above, as well as lower competitive pricing for new loans, lower yields earned on investment securities and short-term investments. Our cost of funds decreased to 4.69% in 2008 from 4.99% in 2007, reflecting lower deposit rates as well as the early repayment of higher cost borrowings. Due to strong competition for deposits in 2008, INB was not able to decrease the rates offered on its deposits fully in step with the Federal Reserve’s rate reductions, which totaled 500 basis points from September 2007 to December 31, 2008.

Total average interest-earning assets increased $130 million in 2008 from 2007, due to growth of $92 million in loans and $38 million in security and other short-term investments. This growth was funded primarily by a $130 million increase in average interest-bearing deposits and a $9 million increase in average stockholders’ equity.

The following table provides information for the periods indicated, the contents of which are described above a similar table in the section entitled “Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008” under the caption “Net Interest and Dividend Income.”

		For the Year Ended December 31,
		2008			2007
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate	Average Balance	Interest Inc./Exp.	Yield/ Rate
Interest-earning assets:
Loans (1)	$1,693,749	$109,793	6.48%	$1,601,271	$111,249	6.95%
Securities	422,356	18,287	4.33	386,797	19,769	5.11
Other interest-earning assets	20,297	417	2.05	18,187	898	4.94
Total interest-earning assets	2,136,402	$128,497	6.01%	2,006,255	$131,916	6.58%
Noninterest-earning assets	26,317			18,345
Total assets	$2,162,719			$2,024,600
Interest-bearing liabilities:
Interest checking deposits	$ 5,455	$ 97	1.78%	$ 7,226	$ 135	1.87%
Savings deposits	8,448	249	2.95	9,455	278	2.94
Money market deposits	302,027	10,571	3.50	228,438	9,947	4.35
Certificates of deposit	1,455,059	69,719	4.79	1,396,179	68,187	4.88
Total deposit accounts	1,770,989	80,636	4.55	1,641,298	78,547	4.79
FHLB advances and Federal funds purchased	33,897	1,039	3.07	16,908	919	5.44
Debentures and related interest payable	65,225	5,150	7.90	82,965	6,629	7.99
Debentures - capital securities	56,702	3,496	6.17	56,702	3,544	6.25
Mortgage note payable	193	14	7.25	208	14	6.73
Total borrowed funds	156,017	9,699	6.22	156,783	11,106	7.08
Total interest-bearing liabilities	1,927,006	90,335	4.69%	1,798,081	89,653	4.99%
Noninterest-bearing deposits	3,885			4,343
Noninterest-bearing liabilities	46,884			46,295
Preferred stockholder’s equity	609			-
Common stockholders’ equity	184,335			175,881
Total liabilities and stockholders’ equity	$2,162,719			$2,024,600
Net interest and dividend income/spread		$ 38,162	1.32%		$ 42,263	1.59%
Net interest-earning assets/margin (2)	$ 209,396		1.79%	$ 208,174		2.11%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.11x			1.12x
Other Ratios:
Return on average assets	0.34%			0.96%
Return on average common equity	3.94%			11.05%
Noninterest expense to average assets	0.87%			0.64%
Efficiency ratio (3)	33%			24%
Average stockholders’ equity to average assets	8.55%			8.69%
(1)	Includes average nonaccrual loans of $105.6 million in 2008 and $51.0 million in 2007. Interest not recorded on such loans totaled $8.0 million in 2008 and $4.5 million in 2007.
(2)

Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 1.90% and 2.46% for 2008 and 2007, respectively.

(3)	Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate actives expense) as a percentage of net interest and dividend income plus noninterest income.

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

	For the Year Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$ (7,526)	$ 6,427	$ (357)	$ (1,456)
Securities	(3,017)	1,817	(282)	(1,482)
Other interest-earning assets	(526)	104	(59)	(481)
Total interest-earning assets	(11,069)	8,348	(698)	(3,419)
Interest-bearing liabilities:
Interest checking deposits	(7)	(33)	2	(38)
Savings deposits	1	(30)	-	(29)
Money market deposits	(1,942)	3,201	(635)	624
Certificates of deposit	(1,257)	2,873	(84)	1,532
Total deposit accounts	(3,205)	6,011	(717)	2,089
FHLB advances and Federal funds purchased	(401)	924	(403)	120
Debentures and related interest payable	(75)	(1,417)	13	(1,479)
Debentures - capital securities	(45)	-	(3)	(48)
Mortgage note payable	1	(1)	-	-
Total borrowed funds	(520)	(494)	(393)	(1,407)
Total interest-bearing liabilities	(3,725)	5,517	(1,110)	682
Net change in interest and dividend income	$ (7,344)	$ 2,831	$ 412	$ (4,101)

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

Noninterest Income

Noninterest income decreased by $3.8 million to $5.0 million in 2008 and is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2008	2007
Customer service fees	$ 684	$ 419
Income from mortgage lending activities (1)	1,675	1,228
Income from the early repayment of mortgage loans (2)	2,363	7,044
Gain from early call of investment securities (3)	304	133
All other	-	1
	$5,026	$8,825
(1)	Consists mostly of fees from expired loan commitments and loan servicing, maintenance and inspection charges.
(2)	Consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases.
(3)	Consists of the recognition of any unamortized premium or discount at time of call.

The decrease in noninterest income was due to a lower level of income from loan prepayments (which included $2.5 million from the early payoff of one loan in 2007). We believe that the volume of loan prepayments and prepayment income derived therefrom has decreased due to longer-term, fixed-rate loans that have been originated by the us since the beginning of 2007, as well as the effects of the crisis in the credit markets in general (which severely reduced funds available in the general marketplace for real estate lending) as well as declining commercial real estate values.

Noninterest Expenses

Noninterest expenses increased by $6.0 million to $18.9 million in 2008 and are summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2008	2007
Salaries and employee benefits	$ 6,039	$ 5,675
Occupancy and equipment, net	1,755	1,854
Data processing	1,016	895
Professional fees and services	1,549	1,142
Stationery, printing and supplies	175	198
Postage and delivery	106	117
FDIC insurance	1,517	1,101
General insurance	216	202
Director and committee fees	336	356
Advertising and promotion	253	247
Real estate activities expense	4,281	489
Provision for real estate losses	518	-
Loss on the early extinguishment of debentures	570	44
All other expenses	542	556
	$18,873	$12,876

Salaries and employee benefits expense increased primarily due to a higher level of stock-based compensation expense of $0.2 million and salary increases of $0.1 million. We had 72 employees at both December 31, 2008 and 2007.

Occupancy and equipment expense decreased primarily due to lower real estate taxes, as well as lower operating lease escalation charges, utilities expense, and repair and maintenance expenses.

Data processing expense increased due to the growth in INB’s assets. Professional fees and services increased primarily due to a higher level of legal costs incurred in our collection efforts with nonaccrual loans as well as increased internal audit and consulting fees.

FDIC insurance expense increased due to a higher rate structure for insurance premiums imposed by the FDIC on all insured financial institutions as well as growth in INB’s deposits.

Real estate activities expense is comprised of expenditures consisting of real estate taxes, insurance, utilities and other charges required to protect our interest in real estate acquired through foreclosure and/or various properties collateralizing our nonaccrual loans. The amount for 2008 included a $0.3 million loss from the sale of a property in Florida. The amount for 2007 included a $0.1 million loss from the sale of a property in New Jersey. Provisions for real estate losses represent writedowns of foreclosed properties due to decreases in the estimated fair value of the properties.

The loss on the early extinguishment of debentures represents unamortized issuance costs that were expensed in connection with the repayment of debentures prior to their stated maturity.

Provision for Income Taxes

The provision for income taxes decreased by $9.1 million to $5.9 million in 2008, from $15.0 million in 2007, due to lower pre-tax income. Our effective tax rate (inclusive of state and local taxes) was 44.8% in 2008, compared to 43.6% in 2007.

Off-Balance Sheet and Other Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financing needs of our customers. For a further information on and discussion of these financial instruments, see note 20 to the consolidated financial statements included in this report.

Liquidity and Capital Resources

General. We manage our liquidity position on a daily basis to assure that funds are available to meet our operating requirements, loan and investment commitments, deposit withdrawals and debt service obligations. Our primary sources of funds currently consist of the following: retail deposits obtained through INB’s branch offices and the mail; principal repayments of loans; maturities and calls of securities; borrowings from the federal funds market and through FHLB advances; brokered deposits; and cash flow provided by operating activities. For additional detail concerning our actual cash flows, see the consolidated statements of cash flows included in this report.

Intervest National Bank. INB’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its loans and the rates offered on its deposits. INB needs to pay competitive interest rates to attract and retain deposits to fund its loan originations.

INB relies heavily on certificates of deposit (time deposits) as its main source of funds. Consolidated deposits amounted to $2.03 billion at December 31, 2009 and time deposits represented 74% or $1.51 billion of those deposits, down from 82% at December 31, 2008, which is the result of a 51% increase in money market deposit accounts to $496 million at December 31, 2009. Such increase is attributable the low interest rate environment and depositors’ preference to maintain liquid deposit accounts. Time deposits of $100,000 or more at December 31, 2009 totaled $693 million, compared to $663 million at December 31, 2008, and included $170 million and $173 million of brokered deposits at each date, respectively. Brokered deposits had a weighted-average remaining term and stated interest rate of 3.2 years and 4.96%, respectively, at December 31, 2009 and $10.9 million of those deposits mature by December 31, 2010. INB’s brokered deposits are sold by investment firms, which are paid a fee by INB for placing the deposit. INB must maintain its status as a well-capitalized insured depository institution in order to solicit and accept, renew or roll over any brokered deposit without restriction. Additionally, INB has agreed with the OCC not to have its total brokered deposits exceed 10% of INB’s total deposits without obtaining prior approval of the OCC. Time deposits are the only deposit accounts offered by INB that have stated maturity dates. At December 31, 2009, $592 million, or 39%, of INB’s total time deposits (inclusive of brokered deposits) mature by December 31, 2010. INB expects to retain or replace a significant portion of such deposits.

INB also borrows funds on an overnight or short-term basis to manage its liquidity needs. At December 31, 2009, INB had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. As a member of the FHLB of New York and FRB of New York, INB can also borrow from these institutions on a secured basis. At December 31, 2009, INB had $61.5 million of FHLB advances outstanding, of which $11.0 million matured on January 6, 2010 and the remainder matures at various times through September 2013, including $25 million that matures by December 31, 2010. At December 31, 2009, INB had available collateral consisting of investment securities and certain pledged loans to support additional total secured borrowings of $553 million if needed. INB expects to have the flexibility to either repay or rollover its outstanding borrowings as they mature. The disruption in the credit markets that began in 2008 has not affected INB’s access to ordinary course borrowings. In 2010, INB expects to pledged additional loans as collateral to increase its borrowing capacity with the FHLB.

INB invests in U.S. government agency debt obligations to emphasize safety and liquidity. All of INB’s security investments are classified as held to maturity, and nearly all have call features that allow the issuer to call the security at par value before their stated maturity and without penalty. At December 31, 2009, the securities held to maturity portfolio had a weighted-average remaining stated maturity of 4.5 years and $22 million, or 3.5%, matures by December 31, 2010, excluding potential calls. INB’s current goal is to target its loan-to-deposit ratio in a range from 75% to 85%. This ratio was 79% at December 31, 2009 compared to 85% at December 31, 2008. In 2009, a decrease in suitable lending opportunities for INB as well as INB’s efforts to maintain its loan portfolio at a prudent level relative to its increased capital requirements negatively impacted this ratio. A greater amount of investment securities were purchased with deposit inflows.

INB had cash and short-term investments totaling $7 million at December 31, 2009 and $211 million of its loan portfolio (excluding nonaccrual loans) matures by December 31, 2010. INB expects to extend or refinance a large portion of these maturing loans. At December 31, 2009, INB had commitments to lend of $28 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described above.

In April 2009, INB agreed with the OCC, its primary regulator, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%. At December 31, 2009, INB’s actual capital ratios exceeded these specified percentages as discussed in the section “Regulatory Capital” that follows.

Intervest Mortgage Corporation. As more fully described in Item 1 “Business” of this report, IMC has been applying cash inflows from its maturing mortgage loans to the early repayment of its outstanding debentures (which have a higher cost than INB’s sources of funds). In 2009, IMC also sold $21.5 million of its performing loans to INB at cost to provide additional funds for debenture repayments. In 2009, IMC repaid all ($40 million) of its outstanding debentures and has no debt outstanding at December 31, 2009. In September 2009, additional IMC loans of approximately $9.3 million in principal amount were conveyed by IMC to INB in the form of a capital contribution. INB’s loan portfolio and its paid-in capital were increased by said $9.3 million. At December 31, 2009, IMC had cash and short-term investments totaling $1.7 million.

Intervest Bancshares Corporation. IBC’s current sources of funds are derived from the following: interest income from short-term investments; monthly dividends from INB; and monthly management fees from IMC and INB for providing these subsidiaries with certain administrative services. IBC’s historical sources of working capital have been derived from the issuance of its common stock through public offerings, exercise of common stock warrants and conversion of debentures; the issuance of trust preferred securities through its wholly owned business trusts; the issuance of its preferred stock to the U.S Treasury and the direct issuance of other subordinated debentures to the public.

In December 2008, IBC sold to the U.S. Treasury 25,000 shares of its Series A 5% Fixed Rate Cumulative Perpetual Preferred Stock along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. The $25 million of proceeds was invested by IBC into INB as a capital contribution.

IBC, through its wholly owned business trusts, also has $56.7 million of trust preferred securities outstanding and $55.0 million (representing outstanding debentures net of IBC’s common stock investments in the trusts) qualified for and are included in IBC’s regulatory Tier 1 capital. The proceeds from these securities have also been invested in INB at various times through capital contributions. At December 31, 2009, the trust preferred securities contractually mature at various times through 2036 and had interest rates as follows: $45 million had variable rates that reset quarterly based on 3 month libor plus an additional predetermined spread ranging from 240 to 295 basis points, and the remaining $10 million was fixed at 6.83% until September 16, 2011, and thereafter reverts to a variable rate that resets quarterly based on 3 month libor plus an additional 165 basis points.

INB provides funds to IBC for the cash dividend requirements on the Series A Preferred Stock owned by the U.S Treasury and for the debt service on the outstanding trust preferred securities in the form of cash dividends paid to IBC. This obligation totaled $3.3 million annually as of December 31, 2009. If INB is unable to pay cash dividends to IBC for any reason, IBC may not be able to service its debt, pay cash dividends on its outstanding preferred stock, pay its other debt obligations nor have funds to pay dividends to its common stockholders. At December 31, 2009, IBC had cash and short-term investments totaling $6.9 million. IBC did not declare or pay any common stock dividends in 2009. IBC paid and declared $1.1 million of preferred stock dividends in 2009.

Other. Additional information concerning securities held to maturity, deposits, borrowings and preferred stock, including interest rates and maturity dates thereon, can be found in notes 2, 7, 8, 9, 10 and 11 to the consolidated financial statements included in this report, as well as in various places in Item 1 “Business” of this report.

IBC, INB and IMC each consider their current liquidity and sources of funds sufficient to satisfy their outstanding lending commitments and maturing liabilities, if any. We are not aware of any trends, known demand, commitments or uncertainties other than those discussed above or elsewhere in this report that are expected to have a material impact on future operating results, liquidity or capital resources of each entity. However, there can be no assurances that adverse conditions may not arise in the credit and capital markets that would adversely impact our liquidity and ability to raise funds (either through attracting deposits, from borrowings or sales of assets) to meet our operations and satisfy our outstanding lending commitments and maturing liabilities, or raise new working capital if needed. In light of the higher capital requirements for which INB is currently subject to as well as our current level of nonperforming assets, IBC intends to explore in 2010 capital raising alternatives.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2009.

		Amounts Due In
($ in thousands)	Total	2010	2011 and 2012	2013 and 2014	2015 and Later
Mortgage note payable	$ 167	$ 19	$ 41	$ 48	$ 59
Subordinated debentures - capital securities	56,702	-	-	-	56,702
FHLB advances	61,500	36,000	18,500	7,000	-
Accrued interest payable on all borrowed funds	183	183	-	-	-
Death benefit payments	1,233	243	552	438	-
Deposits with no stated maturities	520,293	520,293	-	-	-
Deposits with stated maturities	1,509,691	591,746	497,242	359,985	60,718
Accrued interest payable on deposits	6,201	6,201	-	-	-
Mortgage escrow payable and official checks outstanding	29,579	29,579	-	-	-
Preferred cash dividend on Series A preferred stock (1)	5,000	1,250	2,500	1,250	-
Operating lease payments	4,261	1,086	2,024	1,151	-
Unfunded loan commitments (2)	26,823	26,823	-	-	-
Available lines of credit (2)	968	968	-	-	-
	$2,222,601	$1,214,391	$520,859	$369,872	$117,479
(1)	Assumes $25 million of cumulative preferred stock will be outstanding through December 2013 with a dividend rate of 5% per year.
(2)	Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Regulatory Capital

INB is subject to various regulatory capital requirements. As discussed in Item 1 “Business” of this report, the Federal Deposit Insurance Corporation (FDIC) and other bank regulatory agencies use five capital categories ranging from well capitalized to critically undercapitalized to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premiums. These categories involve quantitative measures of a bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and discretionary actions by the regulators that, if undertaken, could have a direct material effect on INB’s and our financial statements. Regulations require banks to maintain regulatory defined minimum Tier 1 leverage and Tier 1 and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At December 31, 2009, INB maintained its regulatory capital at levels to be classified as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively.

In April 2009, INB agreed with the OCC, its primary regulator, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%. INB believes that it has met its capital adequacy requirements as of December 31, 2009 and 2008. As of the date of filing of this report on Form 10-K, we are not aware of any conditions or events that would have changed INB’s or IBC’s compliance with each of its regulatory capital requirements. There can be no assurances that INB will not be required to maintain is regulatory capital at even higher levels in the future.

Information regarding INB’s regulatory capital and related ratios is summarized as follows:

	At December 31,
($ in thousands)	2009	2008
Tier 1 Capital	$ 239,698	$ 228,435
Tier 2 Capital	23,541	22,674
Total risk-based capital	$ 263,239	$ 251,109
Net risk-weighted assets	$1,874,750	$1,809,079
Average assets for regulatory purposes	$2,384,842	$2,116,762
Tier 1 capital to average assets	10.05%	10.79%
Tier 1 capital to risk-weighted assets	12.79%	12.63%
Total capital to risk-weighted assets	14.04%	13.88%

IBC on a consolidated basis is subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%. At December 31, 2009 and 2008, IBC believes that it met its capital adequacy requirements.

Information regarding consolidated regulatory capital and related ratios is summarized as follows:

	At December 31,
($ in thousands)	2009	2008
Tier 1 Capital (1)	$ 269,054	$ 266,974
Tier 2 Capital	23,827	23,455
Total risk-based capital	$ 292,881	$ 290,429
Net risk-weighted assets	$1,897,331	$1,871,343
Average assets for regulatory purposes	$2,408,538	$2,186,753
Tier 1 capital to average assets	11.17%	12.21%
Tier 1 capital to risk-weighted assets	14.18%	14.27%
Total capital to risk-weighted assets	15.44%	15.52%

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

In March 2009, the Federal Reserve Board announced the adoption of a final rule that delays until March 31, 2011, the effective date of new limits on the inclusion of trust preferred securities and other restricted core capital elements in Tier 1 capital of all bank holding companies (BHCs). These new limits were scheduled to take effect on March 31, 2009. Until the new effective date in 2011, all BHCs may include cumulative perpetual preferred stock and trust preferred securities in Tier 1 capital up to 25 percent of total core capital elements (excluding senior preferred stock issued to the U.S. Treasury, all of which qualifies as Tier 1 capital without restriction).

Through March 31, 2011, bank holding companies (BHCs) generally must calculate their Tier 1 capital on a basis that limits the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities to 25 percent of the sum of qualifying common stockholder’s equity, qualifying noncumulative and cumulative perpetual preferred stock (including related surplus), qualifying minority interest in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities. Amounts of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities in excess of this limit may be included in Tier 2 capital.

Beginning March 31, 2011, qualifying cumulative perpetual preferred stock (excluding senior preferred stock issued to the U.S. Treasury, all of which qualifies as Tier 1 capital without restriction) and qualifying trust preferred securities, as well as certain types of minority interest, are limited to 25 percent of the sum of core capital elements net of goodwill. We do not have any goodwill or minority interests. Additionally, the excess amounts of restricted core capital elements in the form of qualifying trust preferred securities included in Tier 2 capital are limited to 50 percent of Tier 1 capital (net of goodwill).

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

As of December 31, 2009, assuming IBC’s eligible trust preferred securities were excluded from its Tier 1 Capital and instead included in its Tier 2 capital, IBC would still have exceeded the well capitalized threshold under the regulatory framework for prompt corrective action. Consolidated proforma capital ratios at December 31, 2009 would have been 15.44%, 11.28% and 8.89%, respectively. See note 10 and 11 to the consolidated financial statements in this report for a further discussion of the trust preferred securities and preferred stock issued to the U.S Treasury. Also see the section “Supervision and Regulation” in Item 1 “Business” of this report.

Asset and Liability Management

Our interest rate risk arises from differences in the repricing of our assets and liabilities within a given time period. The primary objective of our asset/liability management strategy is to limit, within established guidelines, the adverse effect of changes in interest rates on our net interest income and capital. We have never engaged in trading or hedging activities, nor invested in interest rate derivatives or entered into interest rate swaps.

We use “gap analysis,” which measures the difference between our interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor our interest rate sensitivity. An asset or liability is normally considered to be interest-rate sensitive if it will reprice or mature within one year or less. The interest-rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within one-year. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. Conversely, a gap is considered negative when the opposite is true.

In a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to increase net interest income. In a period of falling interest rates, a negative gap would tend to increase net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on our net interest income would be minimal.

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

In addition, certain assets, such as adjustable-rate mortgage loans, may have features generally referred to as “interest rate caps and floors,” which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, asset prepayment and early deposit withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest-rate increase, and the behavior of depositors may be different from those assumed in the gap analysis.

We have a limited number of floating-rate loans that have a “floor” or minimum rate that was determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan’s interest rate. This feature reduces the unfavorable effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward. We may nonetheless experience loan prepayments, the amount of which cannot be predicted, and reinvestment risk associated with the investment of the resulting proceeds. The number of floating rate loans in our loan portfolio has decreased significantly over the last several years. To illustrate, fixed-rate loans constituted approximately 76% of our loan portfolio at December 31, 2009, compared to approximately 40% at December 31, 2006.

There can be no assurances that a sudden and substantial change in interest rates may not adversely impact our earnings and capital, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The table below summarizes interest-earning assets and interest-bearing liabilities as of December 31, 2009, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Loans (1)	$143,550	$210,574	$937,180	$278,574	$1,569,878
Securities held to maturity (2)	21,250	91,027	303,684	217,510	633,471
Short-term investments	1,659	-	-	-	1,659
FRB and FHLB stock	6,026	-	-	4,682	10,708
Total rate-sensitive assets	$172,485	$301,601	$1,240,864	$500,766	$2,215,716

Deposit accounts (3):
Interest checking deposits	$9,117	$-	$-	$-	$9,117
Savings deposits	11,682	-	-	-	11,682
Money market deposits	496,065	-	-	-	496,065
Certificates of deposit	226,830	364,916	748,987	168,958	1,509,691
Total deposits	743,694	364,916	748,987	168,958	2,026,555
FHLB advances (1)	16,000	20,000	25,500	-	61,500
Debentures and mortgage note payable (1)	46,392	-	10,310	167	56,869
Accrued interest on all borrowed funds (1)	183	-	-	-	183
Total borrowed funds	62,575	20,000	35,810	167	118,552
Total rate-sensitive liabilities	$806,269	$384,916	$784,797	$169,125	$2,145,107
GAP (repricing differences)	$(633,784)	$(83,315)	$456,067	$331,641	$70,609
Cumulative GAP	$(633,784)	$(717,099)	$(261,032)	$70,609	$70,609
Cumulative GAP to total assets	(26.4)%	(29.9)%	(10.9)%	2.9%	2.9%

Significant assumptions used in preparing the gap table above follow:

(1) Adjustable-rate loans and debentures payable are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans, debentures payable and FHLB advances are scheduled, including repayments, according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $123.9 million and foreclosed real estate of $31.8 million are also excluded from the table although some portion is expected to return to an interest-earning status in the near term.

(2) Securities are scheduled according to the earlier of their contractual maturity or the date in which the interest rate is scheduled to increase. The effects of possible prepayments that may result from the issuer’s right to call a security before its contractual maturity date are not considered in the analysis. The net carrying value ($1.4 million) of corporate securities that are on a cash basis of accounting are excluded from the table.

(3) Interest checking, savings and money market deposits are regarded as readily accessible withdrawable accounts and certificates of deposit are scheduled according to their contractual maturity dates.

At December 31, 2009, our interest-bearing liabilities that are scheduled to mature or reprice within one-year exceeded our interest-earning assets that are scheduled to mature or reprice within one-year. This one-year interest rate sensitivity gap amounted to a negative $717 million, or (29.9)% of total assets, at December 31, 2009, compared to a negative $425 million, or (18.7)% of total assets at December 31, 2008. As a result of the negative one-year gap, we are “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

The change in the one-year gap from December 31, 2008 was primarily due to the following: the continued runoff of accruing loans with a repricing or remaining maturity of less than one year being replaced with new fixed rate loans with maturities averaging 5.2 years; an increase in nonaccrual loans; and purchases of security investments with maturities averaging 4.9 years. The new loans and securities have been funded largely through an increase in money market accounts. INB’s deposit flows and deposit rates offered are monitored daily and adjusted as needed. Beginning in the fourth quarter of 2008, INB has emphasized the attraction of longer-term deposits by offering competitive rates on these products and being less competitive on the rates offered for shorter-term deposits. Notwithstanding this strategy, INB has still experienced a significant inflow of money market deposit accounts. There can be no assurance that the behavior of depositors will match our expectations. INB’s objective is to maintain its deposit rates at levels that will promote a stable deposit base and at the same time adjust to its cash flow needs.

INB, whose assets represent 99% of consolidated assets, performs internal analyses by preparing interest rate shock scenarios (representing the effects of specific interest rate changes on its net interest income and capital) to its basic one-year gap model as a quantitative tool to measure the amount of INB’s interest rate risk associated with changing market interest rates. Based on the December 31, 2009 negative one-year static gap adjusted for various assumptions, if market rates were assumed to immediately increase by either 100, 200 or 300 basis points, INB’s annualized net interest income would be reduced in each scenario from current levels by an estimated 15%, 29% and 44%, respectively. It should be noted that for purposes of computing the one-year static interest rate sensitivity gap, all of INB’s deposits with no stated maturities are treated as readily accessible accounts (as noted in footnote 3 to the GAP table), which contributes significantly to the liability sensitive position reported per the one-year gap. However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by INB did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year interest rate sensitivity gap would have been a negative 14% at December 31, 2009, compared to a negative 7% at December 31, 2008, which would have resulted in a significantly lower level of perceived interest rate sensitivity when using gap analysis for such measure.

Regulatory Developments

The following are discussed in more detail elsewhere in this report. In 2009, INB and its primary regulator, the OCC, entered into a Memorandum of Understanding. INB also agreed to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations. FDIC insurance premium rates have increased substantially in 2009 for all insured institutions and they will continue to negatively affect INB’s operating results and those of the banking industry. In February 2010, the FRB, IBC’s primary regulator, informed IBC that it may not, without the prior approval of the FRB, pay dividends on or redeem its capital stock, pay interest on or redeem its trust preferred securities, or incur new debt. INB has also been informed by it primary regulator, the OCC, that it will not be permitted to pay any cash dividends to IBC.

Recent Accounting Standards

See note 1 the consolidated financial statements for a discussion of this topic.

Impact of Inflation and Changing Prices

Our financial statements and related financial data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Because virtually all of our assets and liabilities are monetary in nature, changes in interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending, security investing, deposit-taking and borrowing activities. We do not engage in and accordingly have no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2009 and 2008, which reflect changes in market prices and rates, can be found in note 22 to the consolidated financial statements included in this report.

We actively monitor and manage our interest rate risk exposure. Our primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital. To this regard, INB, whose assets represent 99% of total consolidated assets, performs internal analyses by preparing interest rate shock scenarios (representing the effects of specific interest rate changes on its net interest income and capital) to its basic one-year static gap model as a quantitative tool to measure the amount of interest rate risk associated with changing market interest rates. INB also engages an outside consultant to prepare quarterly reports using an earnings simulation model to quantify the effects of various interest rate scenarios on its projected net interest income and net income over projected periods. These computations rely on various assumptions regarding balance sheet growth and composition, and the pricing and repricing and maturity characteristics of the balance sheet. For a further discussion of GAP analysis, see the caption entitled “Asset and Liability Management” in Item 7 of this report.

Item 8.  Financial Statements and Supplementary Data

Financial Statements

The following are included in this item:

- Management’s Report on Internal Control over Financial Reporting (page 66)

- Report of Independent Registered Public Accounting Firm on Internal Control (page 67)

- Report of Independent Registered Public Accounting Firm (page 68)

- Consolidated Balance Sheets at December 31, 2009 and 2008 (page 69)

- Consolidated Statements of Earnings for the Years Ended December 31, 2009, 2008 and 2007 (page 70)

- Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended

December 31, 2009, 2008 and 2007 (page 71)

- Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007 (page 72)

- Notes to the Consolidated Financial Statements (pages 73 to 102)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting, including safeguarding of assets as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Company maintained effective internal control over financial reporting, including safeguarding of assets.

/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer
(Principal Executive Officer)
March 2, 2010

/s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)
March 2, 2010

Report of Independent Registered Public Accounting Firm on Internal Control

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have audited Intervest Bancshares Corporation and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management assessment report (see page 66). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009 of the Company and our report dated March 2, 2010 expressed an unqualified opinion on those financial statements.

/s/ Hacker, Johnson & Smith, P.A., P.C.
Hacker, Johnson & Smith, P.A., P.C.
Tampa, Florida
March 2, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Hacker, Johnson & Smith, P.A., P.C.
Hacker, Johnson & Smith, P.A., P.C.
Tampa, Florida
March 2, 2010

Intervest Bancshares Corporation and Subsidiaries

Consolidated Balance Sheets

	At December 31,
($ in thousands, except par value)	2009	2008
ASSETS
Cash and due from banks	$6,318	$13,170
Federal funds sold, commercial paper and other short-term investments	1,659	41,733
Total cash and cash equivalents	7,977	54,903
Securities held to maturity, net (estimated fair value of $630,554 and $475,100, respectively)	634,856	475,581
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	10,708	8,901
Loans receivable (net of allowance for loan losses of $32,640 and $28,524, respectively)	1,653,524	1,677,187
Accrued interest receivable	11,196	11,965
Loan fees receivable	7,890	8,590
Premises and equipment, net	4,924	5,415
Foreclosed real estate (net of valuation allowance of $2,793 and $518, respectively)	31,866	9,081
Deferred income tax asset	18,044	13,503
Deferred debenture offering costs, net	890	2,750
Other assets	19,329	3,957
Total assets	$2,401,204	$2,271,833
LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$3,429	$3,275
Interest-bearing deposit accounts:
Checking (NOW) accounts	9,117	4,512
Savings accounts	11,682	8,262
Money market accounts	496,065	328,660
Certificate of deposit accounts	1,509,691	1,519,426
Total deposit accounts	2,029,984	1,864,135
Borrowed funds:
Federal Home Loan Bank advances	61,500	50,500
Subordinated debentures	-	40,000
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	183	2,180
Mortgage note payable	167	184
Total borrowed funds	118,552	149,566
Accrued interest payable on deposits	6,201	6,868
Mortgage escrow funds payable	24,363	24,028
Other liabilities	8,050	15,262
Total liabilities	2,187,150	2,059,859
Commitments and contingencies (notes 5, 10, 11,18,19, 20 and 21)
STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 issued and outstanding)	25	25
Additional paid-in-capital, preferred	24,975	24,975
Preferred stock discount	(1,534)	(1,920)
Class A common stock ($1.00 par value; 12,000,000 shares authorized; 8,095,151 shares issued; and 7,690,812 shares outstanding)	8,095	8,095
Class B common stock ($1.00 par value; 700,000 shares authorized; and 580,000 shares issued and outstanding)	580	580
Additional paid-in-capital, common	81,353	81,157
Retained earnings	110,560	109,062
Treasury common stock (404,339 shares at cost)	(10,000)	(10,000)
Total stockholders’ equity	214,054	211,974
Total liabilities and stockholders’ equity	$2,401,204	$2,271,833

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Consolidated Statements of Earnings

	Year Ended December 31,
($ in thousands, except per share data)	2009	2008	2007
INTEREST AND DIVIDEND INCOME
Loans receivable	$106,105	$109,793	$111,249
Securities	17,473	18,287	19,769
Other interest-earning assets	20	417	898
Total interest and dividend income	123,598	128,497	131,916
INTEREST EXPENSE
Deposits	75,528	80,636	78,547
Subordinated debentures	796	5,150	6,629
Subordinated debentures - capital securities	2,713	3,496	3,544
Other borrowed funds	1,963	1,053	933
Total interest expense	81,000	90,335	89,653
Net interest and dividend income	42,598	38,162	42,263
Provision for loan losses	10,865	11,158	3,760
Net interest and dividend income after provision for loan losses	31,733	27,004	38,503
NONINTEREST INCOME
Income from the early repayment of mortgage loans	1,235	2,363	7,044
Income from mortgage lending activities	1,214	1,675	1,228
Customer service fees	412	684	419
(Loss) gain from early call of investment securities	(306)	304	133
Impairment writedowns on investment securities	(2,258)	-	-
All other	-	-	1
Total noninterest income	297	5,026	8,825
NONINTEREST EXPENSES
Salaries and employee benefits	6,247	6,039	5,675
Occupancy and equipment, net	1,903	1,755	1,854
Data processing	1,131	1,016	895
Professional fees and services	1,812	1,549	1,142
Stationery, printing and supplies	178	175	198
Postage and delivery	111	106	117
FDIC insurance	5,221	1,517	1,101
General insurance	378	216	202
Director and committee fees	372	336	356
Advertising and promotion	191	253	247
Real estate activities expense	4,945	4,281	489
Provision for real estate losses	2,275	518	-
Loss on the early extinguishment of debentures	1,702	570	44
All other	618	542	556
Total noninterest expenses	27,084	18,873	12,876
Earnings before income taxes	4,946	13,157	34,452
Provision for income taxes	1,816	5,891	15,012
Net earnings	3,130	7,266	19,440
Preferred stock dividend requirements and discount amortization	1,632	41	-
Net earnings available to common stockholders	$1,498	$7,225	$19,440
Basic earnings per common share	$0.18	$0.87	$2.35
Diluted earnings per common share	$0.18	$0.87	$2.31
Cash dividends per common share	$-	$0.25	$0.25

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31,
($ in thousands)	2009	2008	2007
PREFERRED STOCK
Balance at beginning of year	$ 25	$ -	$ -
Issuance of 25,000 shares of Series A to U.S. Treasury	-	25	-
Balance at end of year	25	25	-
ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning of year	24,975	-	-
Issuance of 25,000 shares of Series A to U.S. Treasury	-	24,975	-
Balance at end of year	24,975	24,975	-
PREFERRED STOCK DISCOUNT
Balance at beginning of year	(1,920)	-	-
Allocation of estimated fair value of common stock warrant issued to U.S. Treasury in tandem with preferred stock to common equity	-	(1,930)	-
Amortization of preferred stock discount	386	10	-
Balance at end of year	(1,534)	(1,920)	-
CLASS A COMMON STOCK
Balance at beginning of year	8,095	8,095	7,986
Issuance of 108,556 shares upon the conversion of debentures	-	-	109
Balance at end of year	8,095	8,095	8,095
CLASS B COMMON STOCK
Balance at beginning of year	580	385	385
Issuance of 195,000 shares upon exercise of stock warrants	-	195	-
Balance at end of year	580	580	385
ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of year	81,157	77,176	75,098
Issuance of 108,556 Class A shares upon the conversion of debentures	-	-	1,833
Issuance of 195,000 Class B shares, inclusive of income tax benefits	-	1,608	-
Compensation expense related to common stock options issued to employees/directors	196	443	245
Estimated fair value of common stock warrant issued to U.S. Treasury	-	1,930	-
Balance at end of year	81,353	81,157	77,176
RETAINED EARNINGS
Balance at beginning of year	109,062	103,905	86,577
Net earnings for the year	3,130	7,266	19,440
Cash dividends paid to common stockholders	-	(2,068)	(2,112)
Preferred stock dividend requirements and amortization of preferred stock discount	(1,632)	(41)	-
Balance at end of year	110,560	109,062	103,905
TREASURY COMMON STOCK
Balance at beginning of year	(10,000)	(10,000)	-
Repurchase of 404,339 shares of Class A common stock	-	-	(10,000)
Balance at end of year	(10,000)	(10,000)	(10,000)
Total stockholders’ equity at end of year	$214,054	$211,974	$179,561
Total preferred stockholder’s equity at end of year	$ 23,466	$ 23,080	$ -
Total common stockholders’ equity at end of year	190,588	188,894	179,561
Total stockholders’ equity at end of year	$214,054	$211,974	$179,561
RECONCILIATION OF COMMON SHARES OUTSTANDING
Total Class A and Class B shares outstanding at beginning of year	8,270,812	8,075,812	8,371,595
Repurchase of shares	-	-	(404,339)
Issuance of shares upon the exercise of common stock warrants	-	195,000	-
Issuance of shares upon the conversion of debentures	-	-	108,556
Total Class A and Class B shares outstanding at end of year	8,270,812	8,270,812	8,075,812

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2009	2008	2007
OPERATING ACTIVITIES
Net earnings	$3,130	$7,266	$19,440
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	510	556	609
Provision for loan losses	10,865	11,158	3,760
Provision for real estate losses	2,275	518	-
Deferred income tax benefit	(4,541)	(3,116)	(1,693)
Amortization of deferred debenture offering costs	145	778	1,002
Compensation expense related to common stock options	196	443	245
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(2,856)	(5,447)	(7,379)
Net (gain) loss on sales of foreclosed real estate	(10)	314	113
Net loss on early extinguishments of debentures	1,702	570	44
Impairment writedowns on investment securities	2,258	-	-
Net decrease in accrued interest payable on debentures	(1,997)	(1,200)	(163)
Net decrease in official checks outstanding	(6,643)	(558)	(761)
Net decrease in loan fees receivable	700	1,191	662
Net change in all other assets and liabilities	(13,080)	3,516	9,208
Net cash (used in) provided by operating activities	(7,346)	15,989	25,087
INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	611,451	411,523	324,581
Purchases of securities held to maturity	(774,237)	(542,705)	(263,938)
Net increase in loans receivable	(11,065)	(119,431)	(122,676)
Sale of foreclosed real estate	48	15,186	862
(Purchases) redemptions of FRB and FHLB stock, net	(1,807)	(2,550)	587
Purchases of premises and equipment, net	(19)	(74)	(127)
Net cash used in investing activities	(175,629)	(238,051)	(60,711)
FINANCING ACTIVITIES
Net increase in deposits	165,849	204,961	70,640
Net increase (decrease) in mortgage escrow funds payable	335	(51)	4,332
Net increase (decrease) in FHLB advances - original terms of three months or less	11,000	-	(25,000)
Proceeds from FHLB advances - original terms greater than three months	-	50,500	-
Principal repayments of debentures and mortgage note payable	(40,017)	(36,266)	(9,345)
Cash received from issuance of preferred stock and common stock warrant	-	25,000	-
Cash received from issuance of common stock upon exercise of stock warrants	-	1,467	-
Excess tax benefit from exercise of stock warrants recorded to paid in capital	-	336	-
Class A common stock repurchased	-	-	(10,000)
Cash dividends paid to preferred stockholder - U.S. Treasury	(1,118)	-	-
Cash dividends paid to common stockholders	-	(2,068)	(2,112)
Net cash provided by financing activities	136,049	243,879	28,515
Net (decrease) increase in cash and cash equivalents	(46,926)	21,817	(7,109)
Cash and cash equivalents at beginning of year	54,903	33,086	40,195
Cash and cash equivalents at end of year	$7,977	$54,903	$33,086
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest	$83,519	$90,497	$86,378
Cash paid during the year for income taxes	5,748	8,437	15,889
Loans transferred to foreclosed real estate	27,748	25,070	975
Loans originated to finance sales of foreclosed real estate	2,650	-	-
Preferred stock dividend requirements and amortization of related discount	1,632	41	-
Conversion of debentures and related accrued interest payable and deferred costs into Class A common stock, net	-	-	1,942

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

1.	Description of Business and Summary of Significant Accounting Policies

Intervest Bancshares Corporation (“IBC”) is a holding company under the Bank Holding Company Act and was incorporated in 1993 under the laws of the State of Delaware. IBC’s Class A common stock is listed for trading on the Nasdaq Global Select Market under the symbol “IBCA.” There is no public trading market for IBC’s Class B common stock.

IBC is the parent company of Intervest National Bank (“INB”) and Intervest Mortgage Corporation (“IMC”) and IBC owns 100% of the outstanding capital stock of each entity. References to “we,” “us” and “our” in this report refer to IBC and its consolidated subsidiaries on a consolidated basis, unless otherwise specified. The offices of IBC, IMC and INB’s headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002 and the main telephone number is 212-218-2800. IBC also owns 100% of the capital stock of four statutory business trusts (Intervest Statutory Trust II, III, IV and V), all of which are unconsolidated entities for financial statement purposes as required by U.S. generally accepted accounting principles (“GAAP”). These trusts were formed for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to IBC. They do not conduct any trade or business. For a further discussion of the trusts, see note 10.

IBC’s principal business is the ownership and operation of its subsidiaries. From time to time, IBC also engages in a limited amount of real estate mortgage lending, including the purchase of participations in loans originated by INB, and issues debt and equity securities to raise funds for working capital purposes as needed.

At December 31, 2009, IBC’s principal operating subsidiary was INB, which accounts for 99% of our total consolidated assets. We expect INB will continue to be our principal operating entity in generating our future business and consolidated results of operations. IMC is currently not conducting new business. IMC’s business had focused on the origination of mortgage loans secured by commercial and multifamily real estate. Its loan originations were funded through the issuance of subordinated debentures in public offerings. At December 31, 2009, IMC had no outstanding debt and its assets totaled $22 million (primarily consisting of $18 million in loans, of which $9.0 million were on nonaccrual status and $2.1 million of foreclosed real estate) and it had stockholder’s equity of $21 million.

INB is a nationally chartered commercial bank that has its headquarters and full-service banking office at One Rockefeller Plaza, Suite 400, in New York City, and a total of six full-service banking offices in Pinellas County, Florida - four in Clearwater, one in Clearwater Beach and one in South Pasadena. INB conducts a personalized commercial and consumer banking business that attracts deposits from the general public. INB also provides internet banking services through its web site: www.intervestnatbank.com, which also attracts deposit customers from outside its primary market areas. INB uses the deposits, together with funds generated from its operations, principal repayments on loans and securities and other sources, to originate mortgage loans secured by commercial and multifamily real estate and to purchase investment securities.

Our business strategy is to attract deposits and originate commercial and multifamily real estate loans on a profitable basis. As a result of several factors, including current market conditions, we have most recently been reducing our aggregate deposits and have also substantially reduced our new loan originations in recent quarters. We rely upon the relationships we have developed with our borrowers and brokers with whom we have done business in the past as primary sources of new loans. We believe that our ability to rapidly and efficiently process and close mortgage loans gives us a competitive advantage. We also emphasize providing exceptional customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. We believe the above factors distinguish us from larger banks that operate in our primary market areas. From time to time, we will explore other opportunities to diversify our revenues, including the possibility of originating loans for sale and the expansion of deposit services, although no assurance can be given that we will be successful in identifying and implementing new forms of revenues.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Deposit accounts are solicited from individuals, small businesses and professional firms located throughout our primary market areas in New York and Florida through the offering of a variety of deposit products. INB also uses its internet web site: www.intervestnatbank.com to attract and retain deposit customers from both within and outside its primary market areas. Our lending activities are comprised almost entirely of the origination for our loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and vacant land). Loans in the portfolio had an average life of approximately 4 years at December 31, 2009. As a matter of policy, we do not own or originate construction/development loans or condominium conversion loans.

We have and expect to continue to lend in geographical areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York and Florida. In addition, our new originations during the last two years have nearly been all fixed-rate loans due to the demand by borrowers for longer-term, fixed-rate product that has been driven by the historically low interest rate environment. We expect this demand for longer-term, fixed-rate product to continue for a period of time and that most of our new loan originations for 2010 will have similar terms. Fixed-rate loans constituted approximately 76% of our consolidated loan portfolio at December 31, 2009.

Our revenues consist of interest, dividends and fees earned on our interest-earning assets, which are comprised of mortgage loans, securities and other short-term investments, and noninterest income. Our expenses consist of interest paid on our interest-bearing liabilities, which are comprised of deposits, debentures and other borrowings, as well as our operating and general expenses.

Our profitability depends primarily on our net interest income, which is the difference between interest income generated from our interest-earning assets and interest expense incurred on our interest-bearing liabilities. Net interest income is dependent upon the interest-rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest-rate spread will generate net interest income. The interest-rate spread is affected by interest rates, deposit flows and loan demand. Our profitability is also affected by the level of our noninterest income and expenses, provision for loan and real estate losses and income tax expense. Our profitability is also significantly affected by general and local economic conditions, competition, changes in market interest rates, changes in real estate values, government policies and actions of regulatory authorities.

Our noninterest income is derived mostly from loan and other banking fees as well as income from loan prepayments. When a mortgage loan is repaid prior to maturity, we may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and or interest in certain cases, in accordance with the prepayment provisions of the mortgage loan. Our income from loan prepayments fluctuates and cannot be predicted. Normally, loan prepayments tend to increase during periods of declining interest rates and tend to decrease during periods of increasing interest rates. However, given the nature and type of mortgage loans we originate we may still experience loan prepayments notwithstanding the effects of movements in interest rates.

Our noninterest expenses consist of the following: salaries and employee benefits; occupancy and equipment; data processing; advertising and promotion; professional fees and services; FDIC insurance; general insurance; real estate activities; loss on the early extinguishment of debentures, other operating and general expenses. We also record provisions for loan and real estate losses.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Principles of Consolidation, Basis of Presentation and Use of Estimates

The consolidated financial statements include the accounts of IBC and its consolidated subsidiaries, INB and IMC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. Our accounting and reporting policies conform to GAAP and to general practices within the banking industry.

In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of our assets, liabilities and disclosure of our contingent liabilities as of the date of the consolidated financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change currently relate to the determination of our allowance for loan losses, valuation allowance for real estate losses and other than temporary impairment assessments of our security investments. These estimates involve a higher degree of complexity and subjectivity and require assumptions about highly uncertain matters.

We have evaluated all significant events and transactions that occurred after December 31, 2009 through the date of filing of this Form 10-K for potential recognition or disclosure in these consolidated financial statements.

Cash Equivalents

For purposes of reporting cash flows, our cash equivalents include cash and balances due from banks, federal funds sold (generally sold for one-day periods) and commercial paper and other short-term investments that have maturities of three months or less from the time of purchase.

Securities Held to Maturity

Securities for which we have the ability and intent to hold until maturity are classified as securities held to maturity and are carried at cost, adjusted for accretion of discounts and amortization of premiums, which are recognized into interest income using the interest method over the period to maturity. We do not purchase securities for the purpose of engaging in trading activities.

We evaluate our security investments for other than temporary impairment (“OTTI”) at least quarterly or more frequently when conditions warrant such evaluation. Impairment is assessed at the individual security level. We consider an investment security to be impaired if, after a review of available evidence, the full collection of our principal investment and interest over the life of the security is no longer probable. The assessment for and the amount of impairment requires considerable judgment by us and is entirely an estimate and not a precise determination. Our impairment evaluation process considers factors such as the expected cash flows of the security, severity, length of time and anticipated recovery period of the cash shortfalls, recent events specific to the issuer, including investment downgrades by rating agencies and current and anticipated economic and regulatory conditions of its industry, and the issuer’s financial condition, capital strength and near-term prospects. We also consider our intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value, or until maturity. Among the factors that we consider in determining our intent and ability to retain the security is a review of our capital adequacy, interest rate risk position and liquidity. If it is deemed that OTTI has occurred, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of noninterest income.

Federal Home Loan Bank of New York and Federal Reserve Bank of New York Stock

As a member of these institutions, INB is required to purchase and hold capital stock of each entity based on various criteria. Such investments are carried at cost and we periodically review each to determine if any impairment exists for these investments.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Loans Receivable

Loans for which we have the intent and ability to hold for the foreseeable future or until maturity or satisfaction are carried at their outstanding principal net of chargeoffs, the allowance for loan losses, unamortized discounts and deferred loan fees or costs. Loan origination and commitment fees, net of certain costs, are deferred and amortized to interest income as an adjustment to the yield of the related loans over the contractual life of the loans using the interest method. When a loan is paid off or sold, or if a commitment expires unexercised, any unamortized net deferred amount is credited or charged to earnings accordingly.

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

Allowance for Loan Losses and Impaired Loans

The allowance for loan losses is netted against loans receivable and is increased by provisions charged to earnings and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to the following factors: the nature and size of our loan portfolio; overall portfolio quality; loan concentrations by type and location of the collateral property; specific problem loans and estimates of fair value of the related collateral; historical chargeoffs and recoveries; trends in nonaccrual loans; adverse situations which may affect the borrowers’ ability to repay; our perception of the current and anticipated economic conditions in our lending areas as well as national economic conditions; trends in our loan volume and associated terms; changes in our risk selection, underwriting standards, and policies and procedures in making new loans; and the experience, ability and depth of our lending team and other staff.

GAAP specifies how the portion of the allowance for loan losses related to impaired loans is computed. A loan is normally deemed impaired when, based upon current information and events, it is probable that we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impairment for larger balance loans such as our portfolio of commercial real estate and multifamily loans are measured based on one of the following methods: the present value of expected future cash flows, discounted at the loan’s effective interest rate; the observable market price of the loan; or the estimated fair value of the loan’s collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a specific valuation allowance (recorded as part of the overall allowance for loan losses) with a charge to expense through the provision for loan losses.

We consider a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal and interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and/or interest payments other than minimal delays or shortfalls in payments, and (iii) other information known by us that would indicate the full repayment of principal and interest is not probable. In evaluating loans for impairment, we generally consider delinquencies of 60 days or less to be minimal delays, and accordingly we do not consider such delinquent loans to be impaired in the absence of other indications.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Impaired loans normally consist of loans on nonaccrual status as well as those classified as troubled debt restructurings (TDRs). Generally, all of our loans are evaluated for impairment on a loan-by-loan basis using the estimated fair value of the loan’s collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance within the overall allowance for loan losses and a charge through the provision for loan losses. We may charge off any portion of the recorded investment in the loan that exceeds the fair value of the collateral if it is deemed uncollectible. The net carrying amount of an impaired loan does not at any time exceed the recorded investment in the loan.

A TDR is a loan that we have restructured, for economic or legal reasons related to a borrower’s financial difficulties, and for which we have granted certain concessions to the borrower that we would not otherwise have considered. These concessions are made to provide payment relief generally consisting of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments. A loan that is extended or renewed at a stated interest rate equal to the current interest rate for a new loan originated by us with similar risk is not reported as a restructured loan. A TDR that is on nonaccrual status is returned to an accrual status if ultimate collectability of principal is assured, and the borrower has demonstrated satisfactory payment performance either before or after the restructuring, usually consisting of a six-month period.

Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and the estimated values of our real estate acquired through foreclosure. Accordingly, we may be required to take certain loan chargeoffs and/or recognize additions to the allowance for loan losses, or record write downs on the carrying values of foreclosed real estate, based on the regulators’ judgment concerning information available to them during their examination.

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

Deferred Debenture Offering Costs

Costs relating to offerings of debentures consisting primarily of underwriters’ commissions are amortized over the life of the debentures. At December 31, 2009, these costs totaled $0.9 million, net of accumulated amortization of $0.2 million, compared to $2.8 million, net of accumulated amortization of $1.7 million, at December 31, 2008.

Foreclosed Real Estate and Valuation Allowance For Real Estate Losses

Real estate that we acquire through loan foreclosure or similar proceedings is held for sale. At the time we acquire the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan’s carrying value at the date of transfer, or the estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. As the properties are actively marketed for sale, we may periodically adjust the carrying values of the real estate to reflect changes in estimated fair values resulting from changing market conditions through a charge to earnings (provision for real estate losses) and an increase to the valuation allowance for real estate losses. As the properties are sold, the valuation allowance associated with the property, if any, is charged off.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Revenue and expenses from the operations of foreclosed real estate are included in the caption “Real Estate Activities Expense” in the consolidated statements of earnings. This line item is comprised of any rental income received, and real estate taxes, insurance, utilities and other charges that we pay to protect our interest in real estate acquired through foreclosure as well as properties collateralizing our nonaccrual loans. We also incur certain legal costs in our collection efforts with the above assets, which are included as part of the line item “Professional Fees and Services Expense” in the consolidated statements of earnings.

Stock-Based Compensation

We recognize the cost of our employee and director services received in exchange for awards of equity instruments based on the grant-date fair value of the awards. Compensation cost related to stock option and warrant grants is recognized on a straight-line basis over the requisite service period, which is normally the vesting period of the grants. The fair value of option and warrants granted is estimated using the Black-Scholes option-pricing model based on various assumptions that are described in note 15.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to our taxable income or excess of deductions over revenues.

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates, applicable to future years, to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Certain tax benefits attributable to stock options and warrants are credited to additional paid-in-capital. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

Uncertain tax positions are recognized if it is more likely (a likelihood of more than 50 percent) than not that the tax position will be realized or sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. As of December 31, 2009, we are not aware of any uncertain tax positions that would have a material effect on our financial statements.

Earnings Per Common Share (EPS)

Basic EPS is calculated by dividing net earnings available to common stockholders by the weighted-average number of shares of all common stock outstanding.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Diluted EPS considers the potential dilution that could occur if IBC’s outstanding common stock warrants and options and convertible debentures, if any, were converted into shares of common stock that then shared in net earnings available to common stockholders (after being adjusted for interest expense, net of taxes, that would no longer occur if the debentures were assumed to be converted).

When applying the treasury stock method, we add: the assumed proceeds from option and warrant exercises; the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and warrants and the unamortized compensation costs related to unvested shares of stock options and warrants. We then divide this sum by our average stock price for the period to calculate shares assumed to be repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

Off-Balance Sheet Financial Instruments

We enter into off-balance sheet financial instruments consisting of commitments to extend credit, unused lines of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are received.

Recent Accounting Standards Update

Business Combinations. On January 1, 2009, we adopted a new standard which requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this standard had no effect on our financial statements.

Noncontrolling Interest in Consolidated Financial Statements. On January 1, 2009, we adopted a new standard whose objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. The adoption of this standard had no effect on our financial statements.

Disclosures about Derivative Instruments and Hedging Activities. On January 1, 2009, we adopted a new standard which, among other things, provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. We currently do not engage in trading or hedging activities, nor do we invest in interest rate derivatives or enter into interest rate swaps.

Subsequent Events. On January 1, 2009, we adopted a new standard which establishes accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The standard defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard had no effect on our financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Accounting for Transfers of Financial Assets. This new standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The standard was effective January 1, 2010 and had no impact on our financial statements.

Consolidation of Variable Interest Entities. This new standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The standard requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The standard was effective January 1, 2010 and had no impact on our financial statements.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. On September 30, 2009, we adopted a new standard that makes the Financial Accounting Standards Board’s Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. The Codification does not change or alter existing GAAP and, therefore, the adoption of this standard had no effect on our financial statements, other than to eliminate previous references to accounting pronouncements that are no longer applicable as a result of this new codification scheme.

Impairment. On January 1, 2009, we adopted a new standard whose objective is to achieve more consistent determinations of whether OTTI has occurred. The adoption of this standard had no effect on our financial statements.

Fair Value Measurements and Impairments of Securities. On June 30, 2009, we adopted new accounting standards that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, as well as clarity and consistency in accounting for and presenting impairment losses on securities. The standards give guidance to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The standards also relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Previously, fair values for these assets and liabilities were only disclosed once a year, These disclosures are now required on a quarterly basis to provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. Guidance on OTTI is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The standard also requires increased and timelier disclosures. The adoption of this standard had no effect on our financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

2.	Securities Held to Maturity

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity
At December 31, 2009
U.S. government agencies (1)	387	$629,084	$2,458	$3,136	$628,406	2.74%	4.3 Years
Corporate (2)	8	5,772	-	3,624	2,148	1.67%	23.6 Years
	395	$634,856	$2,458	$6,760	$630,554	2.73%	4.5 Years
At December 31, 2008
U.S. government agencies (1)	305	$467,550	$3,288	$ 365	$470,473	3.77%	3.9 Years
Corporate (2)	8	8,031	-	3,404	4,627	5.32%	24.6 Years
	313	$475,581	$3,288	$3,769	$475,100	3.80%	4.2 Years

(1) Consist of debt obligations of U.S. government sponsored agencies - FHLB, FNMA, FHLMC or FFCB.

(2) Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry.

      The amortized cost at December 31, 2009 is reported net of $2.3 million of impairment charges recorded during 2009.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates are summarized as follows:

		Less Than Twelve Months		Twelve Months or Longer		Total
($ in thousands)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At December 31, 2009
U.S. government agencies	188	$280,275	$2,881	$15,117	$ 255	$295,392	$3,136
Corporate	8	-	-	2,148	3,624	2,148	3,624
	196	$280,275	$2,881	$17,265	$3,879	$297,540	$6,760
At December 31, 2008
U.S. government agencies	33	$ 49,116	$ 354	$ 4,033	$ 11	$ 53,149	$ 365
Corporate	8	-	-	4,627	3,404	4,627	3,404
	41	$ 49,116	$ 354	$ 8,660	$3,415	$ 57,776	$3,769

We believe that the cause of unrealized gains and losses on the U.S. government sponsored agencies securities portfolio is directly related to changes in market interest rates, which has been consistent with our experience. In general, as interest rates rise, the estimated fair value of fixed-rate securities will decrease; as interest rates fall, their value will increase. All of the securities in the agency portfolio have either fixed interest rates or have predetermined scheduled interest rate increases and have call features that allow the issuer to call the security at par before its stated maturity without penalty. INB, which holds the portfolio, has the ability and intent to hold all of the investments for a period of time sufficient for the estimated fair value of the securities with unrealized losses to recover, which may be at time of maturity. Historically, INB has always recovered the cost of its investments in U.S. government agency securities upon maturity. We view all the gross unrealized losses related to the agency portfolio to be temporary for the reasons noted above. The estimated fair values disclosed in the table above on U.S government agency securities are obtained from third-party brokers who provide quoted prices derived from active markets for identical or similar securities.

INB owns trust preferred securities that are also classified as held to maturity. The estimated fair value of these securities have been and continue to be very depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008, a weakened economy, and continued deterioration in the financial condition of a large number of the issuers, all of which has severely reduced the demand for these securities and rendered their trading market inactive. During 2009, we recorded other than temporary impairment (“OTTI”) charges of $2.3 million on these securities which are detailed in the table that follows.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

2.	Securities Held to Maturity, Continued

We concluded that an adverse change in the estimated future cash flows for six trust preferred securities had occurred to such a level that these securities have been other than temporarily impaired. The OTTI determination was based on a steady increase during 2009 in the aggregate amount of deferred and defaulted interest payments on the underlying collateral by the issuing banks such that it is no longer probable that INB will recover its full investment in the applicable security over time as indicated by an expected cash flow analysis prepared by a third party broker utilizing guidance prescribed under GAAP. The aggregate of defaults and deferrals on each of the two remaining trust preferred securities was not at a level to reach the same conclusion. There can be no assurance that there will not be further write downs in the future on the trust preferred securities INB owns as conditions change. There were no securities classified as available for sale or sales of securities during the reporting periods in this report.

The following table provides various information regarding trust preferred securities as of December 31, 2009.

($ in thousands)
Cusip # (1)	Credit Rating	Cost Basis	Write Downs (2)	Adj. Cost Basis	Estimated Fair Value (3)	Unrealized Loss	% of Collateral Defaulted	% of Collateral Deferred	# of Banks in Pool	OTTI (4)	Discount Margin (4)
74041PAEO	C+	$1,000	$ (636)	$ 364	$ 109	$ (255)	22.61%	20.23%	39	Yes	1.90%
74040XAD6	CC	1,016	(235)	781	315	(466)	14.39%	11.94%	54	Yes	1.80%
74040XAE4	CC	994	(214)	780	315	(465)	14.39%	11.94%	54	Yes	1.80%
74040XAE4	CC	994	(212)	782	314	(468)	14.39%	11.94%	54	Yes	1.80%
74040YAF9	CC	981	(471)	510	155	(355)	11.53%	22.80%	58	Yes	1.70%
74040YAE2	CC	1,000	(490)	510	154	(356)	11.53%	22.80%	58	Yes	1.70%
74041UAE9	CC	1,022	-	1,022	393	(629)	3.78%	11.30%	64	No	1.57%
74041UAE9	CC	1,023	-	1,023	393	(630)	3.78%	11.30%	64	No	1.57%
		$8,030	$(2,258)	$5,772	$2,148	$(3,624)

(1) Cusip 74041PAE0, 74040YAF9 and 74040YAE2 have been placed on cash basis accounting because INB is currently not receiving contractual interest payments on these securities. The cash flows for the interest payments on these three securities are being redirected to a more senior class of bondholders to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the security’s underlying performing collateral to a level where a predetermined coverage test fails and requires cash flows from interest payments to be redirected to a senior class of security holders. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of the cash flow and cash interest payments would resume on INB’s bonds, although no such assurance can be given as to the amount and timing of the resumption. Cusip 740410XAD6 and 74040XAE4 have partially deferred interest payments as of December 31, 2009 but the interest payments are expected to resume in the first half of 2010.

(2) Writedowns are derived from the difference between the book value of the security and the projected present value of the security’s cash flows as indicated per an analysis performed using guidance prescribed by GAAP.

(3) Obtained from Moody’s pricing service, which uses a complex valuation model that factors in numerous assumptions and data, including anticipated discounts related to illiquid trading markets, credit and interest rate risk, which under GAAP would be considered Level 3 inputs. INB believes that the actual values that would be realized in an orderly market under normal credit conditions between a willing buyer and seller would very likely be higher than those disclosed in the table above and, therefore, these estimated fair values are used for disclosure purposes only and are not used for calculating and recording impairment. INB also has the intent and the ability to retain these trust preferred securities until maturity and currently has no intention of selling them.

(4) In determining whether there is OTTI, INB relies on a cash flow analysis as prescribed under GAAP and prepared by a third party broker to determine whether conditions are such that the projected cash flows are insufficient to recover INB’s principal investment. The basic methodology under GAAP is to compare the present value of the cash flows that are derived from assumptions made with respect to deferrals, defaults and prepayments from quarter to quarter. A decline in the present value versus that for the previous quarter is considered to be an adverse change. The discount margin in the table above represents the incremental credit spread used to derive the discount rate for present value computations. Other assumptions utilized: prepayments of 1% annually and 100% at maturity and annual defaults of 75 bps with a 15% recovery after a 2 year lag.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

2.	Securities Held to Maturity, Continued

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity as of December 31, 2009 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$ 22,077	$ 22,366	2.77%
Due after one year through five years	440,741	441,362	2.38
Due after five years through ten years	149,742	148,576	3.62
Due after ten years	22,296	18,250	3.57
	$634,856	$630,554	2.73%

3.	Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At December 31, 2009		At December 31, 2008
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	403	$1,128,646	383	$1,081,865
Residential multifamily loans	234	529,431	231	599,721
Land development and other land loans	15	32,934	15	31,430
Residential 1-4 family loans	2	441	2	464
Commercial business loans	22	1,687	18	684
Consumer loans	25	616	21	373
Loans receivable, gross	701	1,693,755	670	1,714,537
Deferred loan fees		(7,591)		(8,826)
Loans receivable, net of deferred fees		1,686,164		1,705,711
Allowance for loan losses		(32,640)		(28,524)
Loans receivable, net		$1,653,524		$1,677,187

At December 31, 2009 and 2008, we had $123.9 million and $108.6 million of loans, respectively, on a nonaccrual status and considered impaired. At December 31, 2009 and 2008, a specific valuation allowance (included as part of the overall allowance for loan losses) in the amount of $11.6 million and $8.2 million, respectively, was maintained on nonaccrual loans. At December 31, 2009, we also had $97.3 million of accruing loans on which INB has granted certain concessions to provide payment relief generally consisting of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments. These loans are considered troubled debt restructurings (TDRs) and are also impaired. An additional specific valuation allowance of $2.2 million was maintained on TDRs at December 31, 2009. At December 31, 2009 and 2008, there were two loans totaling $6.8 million and one loan for $1.9 million, respectively, that were classified as ninety days past due and still accruing interest. These loans were past their maturity date but the borrower was making monthly loan payments.

Selected information related to impaired loans is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2009	2008	2007
Interest income that was not recorded on nonaccrual loans under contractual terms	$ 8,950	$ 7,999	$ 4,546
Average principal balance of nonaccrual loans	120,309	105,622	50,980
Average principal balance of restructured loans	60,751	-	-

The geographic distribution of the loan portfolio by state is as follows:

	At December 31, 2009		At December 31, 2008
($ in thousands)	Amount	% of Total	Amount	% of Total
New York	$1,123,300	66.3%	$1,122,459	65.5%
Florida	392,712	23.2	403,553	23.5
Connecticut and New Jersey	66,119	3.9	74,698	4.4
All other	111,624	6.6	113,827	6.6
	$1,693,755	100.0%	$1,714,537	100.0%

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

4.	Allowance for Loan Losses

Activity in the allowance for loan losses is as follows:

	For the Year Ended December 31,
($ in thousands)	2009	2008	2007
Allowance at beginning of year	$28,524	$21,593	$17,833
Provision for loan losses charged to expense	10,865	11,158	3,760
Loan recoveries	1,354	-	-
Loan chargeoffs	(8,103)	(4,227)	-
Allowance at end of year	$32,640	$28,524	$21,593

5.	Premises and Equipment, Lease Commitments, Rental Expense and Sublease Income

Premises and equipment is as follows:

	At December 31,
($ in thousands)	2009	2008
Land	$1,516	$1,516
Buildings	5,029	5,029
Leasehold improvements	1,632	1,632
Furniture, fixtures and equipment	1,679	2,119
Total cost	9,856	10,296
Less accumulated deprecation and amortization	(4,932)	(4,881)
Net book value	$4,924	$5,415

Depreciation and amortization of premises and equipment is reflected as a component of noninterest expense in the consolidated statements of earnings and amounted to $0.5 million in 2009 and $0.6 million in 2008 and 2007.

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

Future minimum annual lease payments and sublease income due under non-cancelable leases as of December 31, 2009 are as follows:

	Minimum Rentals
($ in thousands)	Lease Expense	Sublease Income
In 2010	$1,086	$298
In 2011	1,033	247
In 2012	991	181
In 2013	921	43
In 2014	230	14
	$4,261	$783

Rent expense under operating leases aggregated to $1.1 million in 2009, $1.1 million in 2008 and $1.0 million in 2007. Lease rental income aggregated to $0.4 million in 2009 and $0.5 million in 2008 and 2007.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

6.	Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At December 31, 2009		At December 31, 2008
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	4	$11,390	1	$2,327
Residential multifamily	2	13,013	-	-
Undeveloped land	4	7,463	2	6,754
Real estate acquired through foreclosure	10	$31,866	3	$9,081

(1) Reported net of valuation allowance.

Activity in the valuation allowance for real estate losses is as follows:

	For the Year Ended December 31,
($ in thousands)	2009	2008	2007
Valuation allowance at beginning of year	$ 518	$ -	$ -
Provision for real estate losses charged to expense	2,275	518	-
Valuation allowance at end of year	$2,793	$518	$ -

7.	Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At December 31, 2009		At December 31, 2008
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$591,746	3.63%	$571,085	4.27%
Over one to two years	256,025	4.28	333,041	4.62
Over two to three years	241,217	4.45	171,647	5.08
Over three to four years	251,745	4.61	168,814	5.09
Over four years	168,958	4.31	274,839	5.05
	$1,509,691	4.11%	$1,519,426	4.67%

Certificate of deposit accounts (CDs) of $100,000 or more totaled $693 million and $663 million at December 31, 2009 and 2008, respectively, and included brokered CDs of $170 million and $173 million at December 31, 2009 and 2008, respectively. At December 31, 2009, CDs of $100,000 or more by remaining maturity were as follows: $214 million due within one year; $113 million due over one to two years; $128 million due over two to three years; $139 million due over three to four years; and $99 million due over four years.

Interest expense on deposit accounts is as follows:

	For the Year Ended December 31,
($ in thousands)	2009	2008	2007
Interest checking accounts	$ 107	$ 97	$ 135
Savings accounts	185	249	278
Money market accounts	8,531	10,571	9,947
Certificates of deposit accounts	66,705	69,719	68,187
	$75,528	$80,636	$78,547

8.	FHLB Advances and Lines of Credit

At December 31, 2009, INB had agreements with correspondent banks whereby it could borrow up to $28 million on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can also borrow from these institutions on a secured basis. At December 31, 2009, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $553 million from the FHLB and FRB if needed.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

8.	FHLB Advances and Lines of Credit, Continued

The following is a summary of certain information regarding FHLB advances in the aggregate:

($ in thousands)	2009	2008	2007
Balance at year end	$61,500	$50,500	-
Maximum amount outstanding at any month end	$61,500	$95,200	$49,000
Average outstanding balance for the year	$51,042	$33,898	$16,908
Weighted-average interest rate paid for the year	3.82%	3.07%	5.44%
Weighted-average interest rate at year end	3.18%	3.81%	-

Scheduled contractual maturities of FHLB advances as of December 31, 2009 were as follows:

($ in thousands)	Amount	Wtd. Avg. Rate
Maturing in 2010	$36,000	2.59%
Maturing in 2011	8,000	3.83%
Maturing in 2012	10,500	4.02%
Maturing in 2013	7,000	4.22%
	$61,500	3.18%

9.	Subordinated Debentures and Mortgage Note Payable

IMC’s subordinated debentures by series and INB’s mortgage note payable are summarized as follows:

		At December 31,
($ in thousands)		2009	2008
Series 03/21/05 - interest at 6.50% fixed - due April 1, 2011	(1)	$ -	$4,500
Series 08/12/05 - interest at 6.50% fixed - due October 1, 2011	(1)	-	4,000
Series 06/07/04 - interest at 6.75% fixed - due January 1, 2012	(1)	-	5,000
Series 06/12/06 - interest at 6.75% fixed - due July 1, 2012	(1)	-	4,000
Series 03/21/05 - interest at 7.00% fixed - due April 1, 2013	(1)	-	6,500
Series 08/12/05 - interest at 7.00% fixed - due October 1, 2013	(1)	-	6,000
Series 06/12/06 - interest at 7.00% fixed - due July 1, 2014	(1)	-	10,000
		-	40,000
Mortgage note payable- interest at 7% fixed - due February 1, 2017 (2)		167	184
		$167	$40,184

(1) These debentures were repaid at various times during 2009 with cash on hand prior to their stated maturity for an aggregate of $40 million of principal and $1.3 million of related accrued interest payable. A loss aggregating to $1.7 million from the early extinguishment of these debentures was recorded in 2009, which represents the expensing of remaining related unamortized issuance costs associated with each debenture. In 2008, a total of $36.3 million of principal amount of debentures and $1.6 million of related accrued interest payable were repaid prior to maturity. A loss aggregating to $0.6 million from the early extinguishment of debentures was recorded in 2008.

(2) The note cannot be prepaid except during the last year of its term

10.	Subordinated Debentures - Capital Securities

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

10.	Subordinated Debentures - Capital Securities, Continued

The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire IBC’s Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of IBC’s capital contributions of $1.7 million, or $55 million, qualified as regulatory Tier 1 capital at December 31, 2009 and 2008.

The sole assets of the Trusts, the obligors on the Capital Securities, are the Junior Subordinated Debentures. In addition, for each Trust, IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II, III and IV have been capitalized by IBC and are being amortized over the life of the securities using the straight-line method. There are no deferred issuance costs associated with Capital Securities V. The unamortized balance of these costs totaled $0.9 million at December 31, 2009.

As of December 31, 2009, interest payments on the Junior Subordinated Debentures (and the corresponding distributions on the Capital Securities) are payable in arrears as follows:

•	Capital Securities II - quarterly at the rate of 2.95% over 3 month libor;
•	Capital Securities III - quarterly at the rate of 2.79% over 3 month libor;
•	Capital Securities IV - quarterly at the rate of 2.40% over 3 month libor; and
•	Capital Securities V - quarterly at the fixed rate of 6.83% per annum until September 15, 2011 and thereafter at the rate of 1.65% over 3 month libor.

The interest payments may be deferred at any time and from time to time during the term of the Junior Subordinated Debentures at the election of IBC for up to 20 consecutive quarterly periods, or 5 years. There is no limitation on the number of extension periods IBC may elect; provided, however, no deferral period may extend beyond the maturity date of the Junior Subordinated Debentures. During an interest deferral period, interest will continue to accrue on the Junior Subordinated Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, IBC will be obligated to pay all interest then accrued and unpaid. In February 2010, IBC exercised its right to defer regularly scheduled interest payments. The regularly scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes.

All of the Capital Securities are subject to mandatory redemption as follows:

(i) in whole, but not in part, upon repayment of the Junior Subordinated Debentures at stated maturity or earlier, at the option of IBC, within 90 days following the occurrence and continuation of certain changes in the tax or capital treatment of the Capital Securities, or a change in law such that the statutory trust would be considered an investment company, contemporaneously with the redemption by IBC of the Junior Subordinated Debentures; and (ii) in whole or in part at any time for Capital Securities II, III, and IV and on or after September 15, 2011 for Capital Securities V contemporaneously with the optional redemption by IBC of the Junior Subordinated Debentures in whole or in part. Any redemption would be subject to the receipt of regulatory approvals.

11.	Stockholders’ Equity

IBC is authorized to issue up to 13,000,000 shares of its capital stock, consisting of 12,000,000 shares of Class A common stock, 700,000 shares of Class B common stock and 300,000 shares of preferred stock. IBC’s board of directors determines the powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued. In 2008, the board designated 25,000 shares of preferred stock as Series A pursuant to a transaction with the U.S. Treasury that is later on in this footnote.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

11.	Stockholders’ Equity, Continued

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

On December 23, 2008, IBC issued and sold to the United States Treasury (the “Treasury”) 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”), along with a ten year warrant (the “Warrant”) to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury (the “Transaction”). The Transaction was completed pursuant to, and is governed by, the U.S. Treasury’s Capital Purchase Program (the “CPP”), which was designed to attract broad participation by healthy institutions to stabilize the financial system, and to increase lending for the benefit of the U.S. economy.

GAAP required the Transaction proceeds of $25 million to be allocated between the Preferred Shares and Warrant based on the ratio of the estimated fair value of the Warrant to the aggregate estimated fair value of both the Preferred Shares and the Warrant. The value of the Warrant was computed to be $1.6 million using the Black Scholes model with the following inputs: expected dividend yield of 4.61%; expected stock volatility of 81%, risk-free interest rate of 1.60% and expected life of 5 years. The value of the Preferred Shares was computed to be $18.7 million based on the net present value of the expected cash flows over five years using a discount rate of 12%, which represented IBC’s estimated incremental borrowing rate for a similar transaction in the private sector. The allocation of the Transaction proceeds to the Warrant was recorded as a “preferred stock discount” against the Preferred Shares, with a corresponding and equal entry to additional paid in common equity in the amount of $1.9 million, computed as follows ($1.6 million divided by the sum of ($1.6 million plus $18.7 million) multiplied by the Transaction proceeds of $25 million. This discount is being amortized over five years on a straight-line basis and reduces earnings available to common stockholders in each year.

The Preferred Shares carry a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue and are not paid and they reduce earnings available to common stockholders. The Preferred Shares have a liquidation preference of $1,000 per share, plus accrued unpaid dividends. IBC may redeem the Preferred Shares at any time, plus accrued unpaid dividends, in whole or in part, subject to the approval of its primary regulators.

While the Preferred Shares are outstanding, certain restrictions apply to IBC, including, among others the following. The Preferred Shares have a senior rank and IBC cannot issue other preferred stock senior to the Preferred Shares. Until December 23, 2012, unless the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the shares to a non-affiliated third party, IBC may not increase its common stock cash dividend or repurchase common stock or other equity shares (subject to certain limited exceptions) without the Treasury’s approval. The Preferred Shares generally are non-voting, other than in connection with proposals to issue preferred stock senior to the Preferred Shares, certain merger transactions, amendments to the rights of the holder of the Preferred Shares, and other than in connection with the board representation rights mentioned above, or as required by Delaware State law.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

11.	Stockholders’ Equity, Continued

IBC would not be able to pay a cash common dividend in the future if a Preferred Share dividend were missed. Dividends on common stock could be resumed only if all Preferred Share dividends in arrears were paid. Similar restrictions apply to IBC’s ability to repurchase common stock if Preferred Share dividends are not paid. A failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to IBC’s board of directors. That right would continue until IBC pays all dividends in arrears. In February 2010, IBC exercised its right to defer the payment of the Preferred Share Dividend.

The Warrant held by the Treasury is exercisable immediately and expires on December 23, 2018. The Warrant has anti-dilution protections and certain other protections for the holder, as well as potential registration rights upon written request from the Treasury. If requested by the Treasury, the Warrant (and the underlying common stock) may need to be listed on a national securities exchange. The Treasury has agreed not to exercise voting rights with respect to common shares it may acquire upon exercise of the Warrant. If the Preferred shares are redeemed in whole, IBC can purchase the Warrant or any common shares held by the Treasury at their fair market value at that time.

Our senior executive officers have agreed to limit certain compensation, bonus, incentive and other benefits plans, arrangements, and policies with respect to them during the period that the Treasury owns any securities acquired in the Transaction. Among other things, no executive compensation in excess of $500,000 per annum can be deducted for tax purposes.

12.	Asset and Dividend Restrictions

In addition to the restrictions discussed in note 11, INB is required under FRB regulations to maintain reserves against its transaction accounts. At December 31, 2009 and 2008, balances maintained as reserves were approximately $1.4 million and $1.0 million, respectively. Beginning October 1, 2008, the FRB began paying interest on required and excess reserve balances based on a defined formula. As a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity. At December 31, 2009 and 2008, the total investment, which earns a dividend, aggregated $10.7 million and $8.9 million, respectively. At December 31, 2009 and 2008, U.S. government agency securities with a carrying value of $100 million and $113 million, respectively, were pledged against lines of credit. At December 31, 2009, certain mortgage loans totaling $16.9 million were also pledged against lines of credit.

The payment of cash dividends by IBC to its shareholders and the payment of cash dividends by IBC’s subsidiaries to IBC itself are subject to various regulatory restrictions, as well as restrictions that may arise from outstanding indentures. These restrictions take into consideration various factors such as whether there are sufficient net earnings, as defined, liquidity, asset quality, capital adequacy and economic conditions. The holders of IBC’s Class A common stock and Class B common stock share ratably in any dividend. In 2009, no cash common stock dividends were declared or paid. In June of 2008 and 2007, IBC paid a cash dividend of $0.25 per share on its outstanding Class A and Class B common stock, for a total of $2.1 million in each year. In 2009, IBC declared and paid cash dividends totaling $1.1 million on its outstanding Series A Preferred Stock held by the Treasury.

In February 2010, the FRB, IBC’s primary regulator, informed IBC that it may not, without the prior approval of the FRB, pay dividends on or redeem its capital stock, pay interest on or redeem its trust preferred securities, or incur new debt. INB has also been informed by it primary regulator, the OCC, that it will not be permitted to pay any cash dividends to IBC. Interest and preferred dividend payments referred to in notes 10 and 11 will resume at such times both IBC and INB are permitted to do so and upon the determination that such payments are consistent with IBC’s and INB’s overall financial performance and capital requirements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

13.	Profit Sharing Plans

IBC sponsors a tax-qualified profit sharing plan for its subsidiaries in accordance with the provisions of Section 401(k) of the Internal Revenue Code, whereby eligible employees meeting certain length-of-service requirements may make tax-deferred contributions up to certain limits. We make discretionary matching contributions up to 3% of employee compensation, which vest to the employees over a five-year period. Total cash contributions to the plan aggregated $105,000, $106,000 and $99,000 in 2009, 2008 and 2007, respectively, and were included in the line item “salaries and employee benefits expense” in the consolidated statements of earnings. Effective January 1, 2010, the tax-qualified profit sharing plan was modified to include a fully vested safe harbor matching provision of up to 4% of employee compensation. All prior unvested employer contributions became fully vested with this modification.

14.	Related Party Transactions

At December 31, 2009 and 2008, consolidated deposits included deposit accounts from directors, executive officers and members of their immediate families and related business interests totaling $3.6 million and $8.0 million, respectively. No loans were outstanding or made to any of our directors or executive officers in 2009 or 2008. We paid fees of $0.1 million in 2009, 2008 and 2007 for legal services rendered by a law firm, a partner of which is our director. INB paid commissions to a broker/dealer, a principal of which is our director, of $42,000 in 2009, $52,000 in 2008 and $27,000 in 2007 in connection with the purchase of investment securities. IBC paid $18,000 in 2009, $18,000 in 2008 and $6,000 in 2007 for marketing services rendered by a marketing firm, a principal of which is our director.

15.	Common Stock Options and Warrants

IBC has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. The maximum number of shares of Class A common stock that may be awarded under the Plan is 750,000. As of December 31, 2009, 422,160 shares of Class A common stock were available for award under the Plan.

On December 10, 2009, December 11, 2008 and December 13, 2007, a total of 73,210, 135,590 and 137,640 options to purchase Class A common stock were awarded under the Plan, respectively. The estimated fair value of the option awards in 2009, 2008 and 2007 was $1.69, $1.63 and $5.12 per share, respectively. As discussed in more detail in note 11, on December 23, 2008 IBC sold to the U.S.Treasury a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share.

The fair value of each option award granted under the Plan was estimated as of the grant date of the award using the Black-Scholes option-pricing model with the following assumptions:

	2009 Grant	2008 Grant	2007 Grant
Expected dividend yield (1)	0%	3.33%	1.50%
Expected stock volatility (2)	67%	81%	31%
Risk-free interest rate (3)	2.52%	2.18%	3.55%
Expected term in years (4)	6.0	5.0	5.5

(1)  Expected dividend yield for 2008 and 2007 is calculated using a $0.25 per share dividend divided by the option’s exercise price.

(2)  Expected stock volatility is estimated based on an assessment of historical volatility of the Class A common stock.

(3)  Risk-free interest rate was derived from a U.S. Treasury security having a similar expected life as the option as of the grant date.

(4)  Expected term (average life) was calculated using the “simplified method” as prescribed by the SEC.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

15.	Common Stock Options and Warrants, Continued

A summary of the activity in IBC’s common stock warrants/options and related information for the last three years follows (intrinsic value is presented in thousands):

	Exercise Price Per Warrant/Option					Wtd.-Avg.
Class A Common Stock Warrants/Options:	$5.42	$7.50	$17.10	$4.02	Total	Exercise Price
Outstanding at December 31, 2006	-	-	-	-	-	-
Options granted in 2007 to directors	-	-	57,600	-	57,600	$17.10
Options granted in 2007 to employees	-	-	80,040	-	80,040	17.10
Outstanding at December 31, 2007	-	-	137,640	-	137,640	17.10
Forfeited	-	-	(4,800)	-	(4,800)	17.10
Expired (1)	-	-	(800)	-	(800)	17.10
Warrant sold in 2008 to U.S. Treasury	691,882	-	-	-	691,882	5.42
Options granted in 2008 to directors	-	57,600	-	-	57,600	7.50
Options granted in 2008 to employees	-	77,990	-	-	77,990	7.50
Outstanding at December 31, 2008	691,882	135,590	132,040	-	959,512	7.32
Forfeited	-	-	(3,700)	-	(3,700)	17.10
Expired (1)	-	(4,900)	(4,400)	-	(9,300)	12.04
Options granted in 2009 to directors	-	-	-	38,700	38,700	4.02
Options granted in 2009 to employees	-	-	-	34,510	34,510	4.02
Outstanding at December 31, 2009	691,882	130,690	123,940	73,210	1,019,722	7.01
Expiration date	12/23/18	12/11/18	12/13/17	12/10/19
Vested and exercisable (2)	100%	100%	100%	0%
Wtd-avg contractual remaining term (in years)	9.0	9.0	8.0	9.9	8.9
Intrinsic value at December 31, 2009 (3)	-	-	-	-	-
Class B Common Stock Warrants:			$10.00	$6.67
Outstanding at December 31, 2006 and 2007			50,000	145,000	195,000	7.52
Warrants exercised in 2008 (4)			(50,000)	(145,000)	(195,000)	7.52
Outstanding at December 31, 2008 and 2009			-	-	-

(1) Represent vested options issued to former employees or directors that expired unexercised.

(2) The $4.02 options will vest and become exercisable at the rate of 33.33% on December 10th of 2010, 2011 and 2012.

(3) Intrinsic value is zero since the closing price of the Class A common stock on December 31, 2009 of $3.28 was below the exercise price of the options.

(4) Total intrinsic value of Class B warrants exercised in 2008 was $1.0 million and the related income tax benefit was $0.3 million, which was recorded in paid in capital. Intrinsic value was calculated using the closing stock price of $12.40 of the Class A common stock on January 22, 2008 in excess of the exercise price multiplied by the number of warrants exercised. There is no trading market for the Class B common stock. The Class B stock can be converted into Class A common stock on a share-for-share basis at anytime.

The estimated fair value of stock options vested in 2009, 2008 and 2007 was $196,000, $443,000 and $245,000, respectively, which was recorded as compensation expense and a corresponding increase to paid in capital. At December 31, 2009, there was $124,000 of unrecognized compensation cost related to options granted in 2009 that is expected to be recognized ratably in 2010, 2011 and 2012.

16.	Income Taxes

We file a consolidated federal income tax return and combined state and city income tax returns in New York. IBC also files a franchise tax return in Delaware and INB files a state income tax return in Florida. All returns are filed on a calendar year basis. Tax returns that are no longer subject to examination by taxing authorities are as follows: Federal, New York State and Florida - for years prior to 2006; and New York City - for years prior to 2005. At December 31, 2009 and 2008, we had a deferred tax asset of $18.0 million and $13.5 million, respectively. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future income tax deductions. A valuation allowance was not required during the reporting periods because we believe that it is more likely than not that our deferred tax assets will be fully realized.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

16.	Income Taxes, Continued

Allocation of federal, state and local income taxes between current and deferred portions is as follows:

($ in thousands)	Current	Deferred	Total
Year Ended December 31, 2009:
Federal	$ 5,205	$(3,678)	$ 1,527
State and Local	1,152	(863)	289
	$ 6,357	$(4,541)	$ 1,816
Year Ended December 31, 2008:
Federal	$ 6,411	$(2,534)	$ 3,877
State and Local	2,596	(582)	2,014
	$ 9,007	$(3,116)	$ 5,891
Year Ended December 31, 2007:
Federal	$11,639	$(1,345)	$10,294
State and Local	5,066	(348)	4,718
	$16,705	$(1,693)	$15,012

The components of the deferred tax benefit are as follows:

	For the Year Ended December 31,
($ in thousands)	2009	2008	2007
Allowances for loan losses and real estate losses	$(2,767)	$(3,214)	$(1,659)
Capitalized real estate expenses	(831)	-	-
Impairment writedowns on investment securities	(972)	-	-
Deferred compensation and benefits	(15)	(68)	(61)
Depreciation	19	72	2
Deferred income	25	94	15
All other	-	-	10
	$(4,541)	$(3,116)	$(1,693)

The tax effects of the temporary differences that give rise to the deferred tax asset are as follows:

	At December 31,
($ in thousands)	2009	2008
Allowances for loan losses and real estate losses	$15,270	$12,503
Capitalized real estate expenses	831	-
Impairment writedowns on investment securities	972	-
Deferred compensation and benefits	858	843
Depreciation	103	122
Deferred income	10	35
Total deferred tax asset	$18,044	$13,503

The reconciliation between the statutory federal income tax rate and our effective income tax rate (including state and local taxes) is as follows:

	For the Year Ended December 31,
	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal benefit	3.8	8.0	8.6
All other	(2.1)	1.8	-
	36.7%	44.8%	43.6%

The state and local income tax rate for 2009 in the table above was reduced by $629,000 of refunds of taxes paid to Florida for years prior to 2008 as a result of a final audit and amended returns. Income taxes payable in 2008 was reduced by the tax benefit from the exercise of common stock warrants (calculated as the difference between the fair market value of the stock issued at the time of the exercise and the warrant exercise price, multiplied by the effective income tax rate). The net tax benefit amounted to $0.3 million and was recorded as an increase to paid-in capital. There were no such transactions in 2009 or 2007.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

17.	Earnings Per Common Share

Net earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings per common share computations are summarized in the table that follows:

	For the Year Ended December 31,
($ in thousands, except share and per share amounts)	2009	2008	2007
Basic Earnings Per Common Share:
Net earnings available to common stockholders	$1,498	$7,225	$19,440
Weighted-Average number of common shares outstanding	8,270,812	8,259,091	8,275,539
Basic Earnings Per Common Share	$0.18	$0.87	$2.35
Diluted Earnings Per Common Share:
Net earnings available to common stockholders	$1,498	$7,225	$19,440
Adjustment to net earnings from assumed conversion of debentures (1)	-	-	44
Adjusted net earnings for diluted earnings per share computation	$1,498	$7,225	$19,484
Weighted-Average number of common shares outstanding:
Common shares outstanding	8,270,812	8,259,091	8,275,539
Potential dilutive shares resulting from exercise of warrants/options (2)	-	8,690	81,561
Potential dilutive shares resulting from conversion of debentures (3)	-	-	64,917
Total average number of common shares outstanding used for dilution	8,270,812	8,267,781	8,422,017
Diluted Earnings Per Common Share	$0.18	$0.87	$2.31

(1)	Represents interest expense on dilutive convertible debentures, net of taxes, that would not occur if they were assumed converted.
(2)

All outstanding options/warrants were considered for the EPS computations and only those that are dilutive are included in the computations above using the treasury stock method. In 2009 and 2008, 1,019,722 and 132,040 of options/warrants were not dilutive because the exercise price of each was above the average market price of the Class A common stock during these periods.

(3)

Shares shown in the table above for 2007 were calculated based on average balances of convertible debentures outstanding during the year. In 2009 and 2008 there were no outstanding convertible debentures.

18.	Contingencies

We are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Based on review and consultation with our legal counsel, we do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, financial position or liquidity.

19.	Contractual Death Benefit Payments

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

As a result of the death of the former Chairman in August 2006, a consolidated death benefit payable and corresponding expense of $1.5 million was recorded in the third quarter of 2006. The payable is included in the consolidated balance sheet in the line item “other liabilities” and the expense was recorded in the consolidated statement of earnings in the line item “salaries and employee benefits expense.” The amount recorded represented the estimated net present value of the total monthly death benefit payments of $1.9 million that is payable to Jerome Dansker’s spouse through June 30, 2014. The difference between the estimated net present value and the total payments of $1.9 million is being recorded as interest expense in future periods through June 30, 2014 and included as a component of “salaries and employee benefits expense.”

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

19.	Contractual Death Benefit Payments, Continued

At December 31, 2009, death benefit payments remaining totaled $1.3 million and are due as follows: $0.2 million in 2010, $0.3 million each year from 2011 to 2013 and $0.2 million in 2014. In the event of the death of Jerome Dansker’s spouse prior to June 30, 2014, any remaining unpaid payments will be paid in a lump sum to the spouse’s estate.

20.	Off-Balance Sheet Financial Instruments

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These instruments are in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Our maximum exposure to credit risk is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees to us. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. INB from time to time issues standby letters of credit, which are conditional commitments issued by INB to guarantee the performance of a customer to a third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in originating loans.

The contractual amounts of off-balance sheet financial instruments are as follows:

	At December 31,
($ in thousands)	2009	2008
Unfunded loan commitments	$26,823	$38,637
Available lines of credit	968	915
	$27,791	$39,552

21.	Regulatory Capital and Regulatory Matters

We are subject to regulation, examination and supervision by the FRB. INB is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency of the United States of America (OCC). We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet them can initiate certain mandatory and possible discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These capital amounts are also subject to qualitative judgement by the regulators about components, risk weighting and other factors. Quantitative measures established by the regulations to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined by the regulations.

IBC has issued trust preferred securities which can be included in Tier 1 capital of bank holding companies but with stricter limitations on the use of such securities that are scheduled to become effective on March 31, 2011. Until then, bank holding companies generally must comply with the current Tier 1 capital limits and may include cumulative perpetual preferred stock and trust preferred securities in Tier 1 capital up to 25 percent of total core capital elements (excluding senior preferred stock issued to the U.S. Treasury, all of which qualifies as Tier 1 capital without restriction).

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

21.	Regulatory Capital and Regulatory Matters, Continued

INB maintains its regulatory capital at levels to be classified as a well-capitalized institution under the regulatory framework for prompt corrective action. In April 2009, INB agreed with the OCC, its primary regulator, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%. At December 31, 2009 and 2008, we believe that we have met all capital adequacy requirements to which we are subject. As of the date of filing of this report on Form 10-K, we are not aware of any conditions or events that would have changed our compliance with our regulatory capital requirements. There can be no assurances that INB will not be required to maintain is regulatory capital at even higher levels in the future.

The table that follows presents information regarding capital adequacy.

($ in thousands)	Actual Capital		Capital Requirements
			Minimum Under Prompt Corrective Action Provisions		To Be “Well Capitalized” Under Prompt Corrective Action Provisions		Minimum Under Agreement with OCC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated at Dec 31, 2009: (1)
Total capital to risk-weighted assets	$292,881	15.44%	$151,786	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$269,054	14.18%	$ 75,893	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$269,054	11.17%	$ 96,342	4.00%	NA	NA	NA	NA
Consolidated at Dec 31, 2008:
Total capital to risk-weighted assets	$290,429	15.52%	$149,707	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$266,974	14.27%	$ 74,854	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$266,974	12.21%	$ 87,470	4.00%	NA	NA	NA	NA
INB at Dec 31, 2009:
Total capital to risk-weighted assets	$263,239	14.04%	$149,980	8.00%	$187,475	10.00%	$224,970	12.00%
Tier 1 capital to risk-weighted assets	$239,698	12.79%	$ 74,990	4.00%	$112,485	6.00%	$187,475	10.00%
Tier 1 capital to average assets	$239,698	10.05%	$ 95,394	4.00%	$119,242	5.00%	$214,636	9.00%
INB at Dec 31, 2008:
Total capital to risk-weighted assets	$251,109	13.88%	$144,726	8.00%	$180,908	10.00%	NA	NA
Tier 1 capital to risk-weighted assets	$228,435	12.63%	$ 72,363	4.00%	$108,545	6.00%	NA	NA
Tier 1 capital to average assets	$228,435	10.79%	$ 84,670	4.00%	$105,838	5.00%	NA	NA

(1) Assuming IBC had excluded all of its eligible outstanding trust preferred capital securities (which totaled $55 million) from its Tier 1 capital and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios at December 31, 2009 would have been 15.34%, 11.28% and 8.89%, respectively.

On April 7, 2009, INB entered into a Memorandum of Understanding (“MOU”) with the OCC which requires INB to (1) appoint a Compliance Committee to monitor and coordinate INB’s adherence to the MOU and to submit progress reports to the OCC; (2) develop and implement a Strategic Plan in accordance with guidelines set forth in the MOU; (3) review and revise INB’s Contingency Funding Plan to address matters outlined in the MOU; (4) develop and implement a written program to improve credit risk management processes that are consistent across INB’s two primary markets; (5) develop and implement a three-year capital program in accordance with guidelines set out in the MOU; and (6) review and revise INB’s interest rate risk policy and procedures to address matters set forth in the MOU. We have satisfied the first condition of the MOU and have commenced the steps necessary to resolve the remaining matters presented therein, all of which are either in various stages of completion or have been completed and are under the ongoing review of the OCC for their approval. The OCC may require further action on our part in order to fully satisfy these matters. As a result of the MOU, our operations, lending activities and capital levels are now subject to heightened regulatory oversight, over and above the extensive regulation which normally applies to us under existing regulations, which will increase our expenses and may negatively impact our business. In addition, failure by INB to comply with these heightened requirements could lead to additional regulatory actions, more expenses and other restrictions.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

22.	Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Currently, we have no assets or liabilities that are recorded at fair value on a recurring basis, such as securities available for sale.

From time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans, impaired investment securities and foreclosed real estate. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or writedowns of individual assets. In accordance with GAAP, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value, as follows:

Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets;

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market; and

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These assumptions reflect our estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of discounted cash flow models. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires considerable judgment, by us and considers factors specific to the asset or liability.

The following describes valuation methodologies used for assets measured at fair value on a non-recurring basis.

Impaired Loans. Our real estate loans are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Our impaired loans are normally collateral dependent and, as such, are carried at the lower of our net recorded investment in the loan or the estimated fair value of the collateral less estimated selling costs. Adjustments to the recorded investment are made through a specific valuation allowance that is recorded as part of the overall allowance for loan losses. Estimates of fair value are determined based on a review of a variety of information, including formal appraisals, when available, and values derived from broker opinions, as well as the knowledge and experience of our two senior lending officers with respect to values of properties in our lending markets. Consideration is given to the type, location and occupancy of the collateral property as well as current economic conditions in the area in which the property is located in assessing and determining fair value. Accordingly, fair value estimates for impaired loans are classified as Level 3.

Other Than Temporary Impaired Investment Securities. We evaluate our security investments for other than temporary impairment (“OTTI”) at least quarterly or more frequently when conditions warrant such evaluation. Impairment is assessed at the individual security level.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

22.	Fair Value Measurements, Continued

We consider an investment security to be impaired if, after a review of available evidence, the full collection of contractual principal and interest over the life of the security is no longer probable. The assessment for and the amount of impairment requires considerable judgment by us and is entirely an estimate and not a precise determination. Our impairment evaluation process considers all available evidence, including factors such as the expected cash flows of the security, severity, length of time and anticipated recovery period of the cash shortfalls, recent events specific to the issuer, including investment downgrades by rating agencies and current and anticipated economic and regulatory conditions of its industry, and the issuer’s financial condition, capital strength and near-term prospects. We also consider our intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value, or until maturity. Among the factors that we consider in determining our intent and ability to retain the security is a review of our capital adequacy, interest rate risk position and liquidity. Accordingly, fair value estimates for securities deemed to have other than temporary impairment are classified as Level 3. If it is deemed that OTTI has occurred, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.

Foreclosed Real Estate. Foreclosed real estate represents properties we have acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried on our balance sheet at the lower of cost or estimated fair value less estimated selling costs. Fair value is estimated in the same manner as impaired loans and, as such, is also classified as Level 3. As these properties are actively marketed, the estimated fair values may be periodically adjusted through increases to the valuation allowance for real estate losses to reflect decreases in estimated values resulting from changing market conditions.

The following table provides information regarding our assets measured at fair value on a nonrecurring basis.

	Carrying Value At December 31, 2009				Total Losses (3) Year Ended December 31,
($ in thousands)	Total	Level 1	Level 2	Level 3	2009	2008
Impaired loans (1)	$221,188	$-	$ -	$221,188	12,357	12,433
Impaired securities (2)	3,727	-	-	3,727	2,258	-
Foreclosed real estate	31,866	-	-	31,866	2,275	832

(1) Comprised of nonaccrual loans and troubled debt restructurings and shown before a total valuation allowance of $13.8 million.

(2) Comprised of certain trust preferred securities considered other than temporarily impaired.

(3) The loss for impaired loans represents the change (before net chargeoffs) during the period in the corresponding specific valuation allowance. The loss for foreclosed real estate represents writedowns in carrying values subsequent to foreclosure, adjusted for any gains or losses from the sale of the properties, during the period. The loss on investment securities represents OTTI charges recorded as a component of noninterest income.

The following table presents information regarding the change is assets measured at fair value on a nonrecurring basis for the year ended December 31, 2009.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2008	$ -	$108,610	$ 9,081
Net new impaired securities and loans	5,985	180,287	-
Other than temporary impairment writedowns	(2,258)	-	-
Principal repayments/sales	-	(31,858)	(2,698)
Loan chargeoffs	-	(8,103)	-
Loans transferred to foreclosed real estate	-	(27,748)	27,748
Writedowns of carrying value subsequent to foreclosure	-	-	(2,275)
Gain on sales	-	-	10
Balance at December 31, 2009	$3,727	$221,188	$31,866

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

22.	Fair Value of Measurements, Continued

The carrying and estimated fair values of our financial instruments are as follows:

($ in thousands)	At December 31, 2009		At December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$7,977	$7,977	$54,903	$54,903
Securities held to maturity, net	634,856	630,554	475,581	475,100
FRB and FHLB stock	10,708	10,708	8,901	8,901
Loans receivable, net	1,653,524	1,655,591	1,677,187	1,710,506
Loan fees receivable	7,890	6,221	8,590	6,768
Accrued interest receivable	11,196	11,196	11,965	11,965
Financial Liabilities:
Deposits	2,029,984	2,088,502	1,864,135	1,900,143
Borrowed funds plus accrued interest payable	118,552	118,524	149,566	152,684
Accrued interest payable on deposits	6,201	6,201	6,868	6,868
Off-Balance Sheet Instruments: commitments to lend	267	267	416	416

Fair value estimates are made at a specific point in time based on available information. Where available, quoted market prices are used. However, a significant portion of our financial instruments, such as mortgage loans, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by us that include the instrument’s credit risk characteristics and future estimated cash flows and prevailing interest rates. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of our assumptions could cause the fair value estimates to deviate substantially. The fair value estimates also do not reflect any additional premium or discount that could result from offering for sale, at one time, our entire holdings of a particular financial instrument, nor estimated transaction costs. Further, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on and have not been considered in the fair value estimates. Finally, fair value estimates do not attempt to estimate the value of anticipated future business, our customer relationships, branch network, and the value of assets and liabilities that are not considered financial instruments, such as core deposit intangibles and premises and equipment.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Securities. The estimated fair value of U.S government agency securities held to maturity are obtained from third-party brokers who provide quoted prices derived from active markets for identical or similar securities. The estimated fair value of trust preferred security investments which currently do not have an active trading market are obtained from a third-party pricing service, which uses a complex valuation model that factors in numerous assumptions and data, including anticipated discounts related to illiquid trading markets, credit and interest rate risk, which are considered Level 3 inputs. The estimated fair value of the FRB and FHLB stock approximates carrying value since the securities do not present credit concerns and are redeemable at cost.

Loans Receivable. The estimated fair value of accruing loans is based on a discounted cash flow analysis, using interest rates currently being offered by INB for loans with similar terms to borrowers of similar credit quality. The determination of the estimated fair value of impaired loans was discussed earlier in this footnote. We can make no assurance that our perception and quantification of all the factors we use in determining fair value, including our estimate of credit risk, would be viewed in the same manner as that of a potential investor. Therefore, changes in any of our assumptions could cause the reported fair value estimates of our loans to deviate substantially.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

22.	Fair Value of Measurements, Continued

Deposits. The estimated fair value of deposits with no stated maturity, such as savings, money market, checking and noninterest-bearing demand deposit accounts approximates carrying value since these deposits are payable on demand. The estimated fair value of certificates of deposit are based on the discounted value of their contractual cash flows. The discount rate used in the present value computation was estimated by comparison to current interest rates offered by INB for certificates of deposit with similar remaining maturities.

Borrowed Funds and Accrued Interest Payable. The estimated fair value of borrowed funds and related accrued interest payable is based on a discounted cash flow analysis. The discount rate used in the present value computation was estimated by comparison to what we believe to be our incremental borrowing rate for similar arrangements.

All Other Financial Assets and Liabilities. The estimated fair value of accrued interest receivable and accrued interest payable on deposits approximates their carrying values since these instruments are payable on demand or have short-term maturities. The estimated fair value of loan fees receivable is based on the discounted value of their contractual cash flows using the same discount rate that is used to value loans receivable.

Off-Balance Sheet Instruments. The carrying amounts of commitments to lend approximates estimated fair value. Estimated fair value is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter party’s credit standing.

23.	Business Segment Information

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by a company’s chief decision makers to perform resource allocations and performance assessments. A description of our business is detailed in note 1 herein and this note should be read in its entirety. IBC’s Executive Committee of the Board of Directors normally makes our significant day-to-day operating decisions. The Executive Committee generally uses criteria such as revenue and earnings performance as well as cost of funds and capital requirements to determine operating, strategic and resource allocation decisions among IBC’s subsidiaries. The accounting policies of the segments identified below are the same as those described in the summary of significant accounting policies. The revenues and net earnings of the segments are not necessarily indicative of the amounts which would be achieved if intercompany transactions were ignored.

The following table presents certain information regarding our operations by business segment:

	Revenues, Net of Interest Expense			Net Earnings (Loss)			Total Assets
($ in thousands)	2009	2008	2007	2009	2008	2007	Dec 31, 2009	Dec 31, 2008
INB (1)	$40,293	$40,278	$48,730	$ 1,789	$ 4,749	$16,766	$2,376,153	$2,200,895
IMC	1,213	5,222	5,766	(1,098)	831	890	22,385	75,467
IBC (1)	1,819	720	872	807	1,645	1,784	271,112	268,972
Intersegment (2)	(430)	(3,032)	(4,280)	-	-	-	(268,446)	(273,501)
Consolidated	$42,895	$43,188	$51,088	$ 1,498	$ 7,225	$19,440	$2,401,204	$2,271,833

(1) The amounts for “Revenues, Net of Interest Expense” and “Net Earnings” are shown after intercompany dividends of $3.9 million in 2009, $3.5 million in 2008 and $3.6 million in 2007 that were paid by INB to IBC for debt service on trust preferred securities and cash dividend requirements on preferred stock held by the U.S Treasury under the TARP program, the proceeds of which are invested in the capital of INB. Net earnings for IBC for 2009 and 2008 is shown net of preferred dividend requirements and preferred stock discount amortization.

(2) Intersegment revenues, net of interest expense, arise from intercompany management and loan origination service agreements. All significant intercompany balances and transactions are eliminated in consolidation. Prior to January 1, 2009, INB had a servicing agreement with IMC to provide INB with mortgage loan origination services. INB paid $2.6 million and $3.8 million in 2008 and 2007, respectively, to IMC in connection with this servicing agreement. IBC receives management fees from INB and IMC as a result of providing services to these subsidiaries related to corporate finance and planning and intercompany administration, and to act as a liaison in various corporate matters. Management fees amounted to $0.4 million in 2009 and $0.5 million 2008 and 2007.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

24.	Holding Company Financial Information

Condensed Balance Sheets

		At December 31,
($ in thousands)		2009	2008
ASSETS
Cash and due from banks		$ 185	$ 24
Short-term investments		6,705	2,851
Total cash and cash equivalents		6,890	2,875
Loans receivable, net (net of allowance for loan losses of $30 in 2008)		-	2,559
Investment in consolidated subsidiaries		261,066	260,179
Investment in unconsolidated subsidiaries - Intervest Statutory Trusts		1,702	1,702
Deferred debenture offering costs, net of amortization		890	927
Premises and equipment, net		538	665
All other assets		26	65
Total assets		$271,112	$268,972
LIABILITIES
Debentures payable - capital securities		$ 56,702	$ 56,702
Accrued interest payable on debentures		85	122
All other liabilities		271	174
Total liabilities		57,058	56,998
STOCKHOLDERS’ EQUITY
Preferred equity, net of preferred stock discount		23,466	23,080
Common equity		190,588	188,894
Total stockholders’ equity		214,054	211,974
Total liabilities and stockholders’ equity		$271,112	$268,972
Condensed Statements of Earnings
	For the Year Ended December 31,
($ in thousands)	2009	2008	2007
Interest income	$ 148	$ 259	$ 511
Dividend income from subsidiary (1)	3,933	3,507	3,540
Interest expense	2,713	3,496	3,647
Net interest and dividend income	1,368	270	404
Credit for loan losses	30	-	55
Management fee income from subsidiaries	430	450	450
Income from mortgage lending activities	21	-	18
Loss on the early extinguishment of debentures	-	-	19
All other noninterest expenses	679	582	616
Income before income taxes	1,170	138	292
Credit for income taxes (2)	1,269	1,548	1,492
Net earnings before earnings of subsidiaries	2,439	1,686	1,784
Equity in undistributed earnings of Intervest National Bank	1,789	4,749	16,766
Equity in undistributed (loss) earnings of Intervest Mortgage Corporation	(1,098)	831	890
Consolidated net earnings	3,130	7,266	19,440
Preferred stock dividend requirements and discount amortization (3)	1,632	41	-
Consolidated net earnings available to common stockholders	$ 1,498	$ 7,225	$19,440

(1)

Represent dividends paid to IBC from INB to provide funds for the debt service on IBC’s outstanding debentures payable - capital securities and for the cash dividend requirements on IBC’s outstanding preferred stock held by the U.S Treasury under the TARP program. The debt service on the debentures payable is included in IBC’s interest expense. The proceeds from the issuance of the capital securities and preferred stock are invested in the capital of INB.

(2)	Dividends from subsidiaries are eliminated in consolidation and are not included in IBC’s computation of pre-tax income for purposes of computing income taxes.

(3)	Represents accrued dividends on $25 million of 5% cumulative Series A Preferred Stock issued on December 23, 2008 to the U.S Treasury and amortization of related preferred stock discount associated with this transaction.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

24.	Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	For the Year Ended December 31,
($ in thousands)	2009	2008	2007
OPERATING ACTIVITIES
Consolidated net earnings	$ 3,130	$ 7,266	$19,440
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of subsidiaries before dividends	(4,624)	(9,087)	(21,196)
Cash dividends received from subsidiary - Intervest National Bank	3,933	3,507	3,540
Credit for loan losses	(30)	-	(55)
Depreciation and amortization	127	127	127
Amortization of deferred debenture costs	37	37	43
Loss on the early extinguishment of debentures	-	-	19
Amortization of deferred loan fees, net	(5)	(16)	(16)
Deferred income tax (benefit) expense	(34)	55	6
Decrease in accrued interest payable on debentures	(37)	(15)	(433)
Change in all other assets and liabilities, net	20	(355)	870
Net cash provided by operating activities	2,517	1,519	2,345

INVESTING ACTIVITIES
Investment in capital of subsidiary - Intervest National Bank	(9,320)	(25,000)	-
Return of capital from subsidiary - Intervest Mortgage Corporation	9,320	-	-
Net decrease in loans receivable	2,616	49	6,469
Net cash provided by (used in) investing activities	2,616	(24,951)	6,469

FINANCING ACTIVITIES
Principal repayments of debentures	-	-	(1,830)
Cash received from issuance of preferred stock and common stock warrant	-	25,000	-
Cash received from issuance of common stock upon exercise of stock warrants	-	1,467	-
Excess tax benefit from exercise of stock warrants recorded to paid in capital	-	336	-
Class A common stock repurchased	-	-	(10,000)
Cash dividends paid to common stockholders	-	(2,068)	(2,112)
Cash dividends paid to preferred stockholder	(1,118)	-	-
Net cash (used in) provided by financing activities	(1,118)	24,735	(13,942)

Net increase (decrease) in cash and cash equivalents	4,015	1,303	(5,128)
Cash and cash equivalents at beginning of year	2,875	1,572	6,700
Cash and cash equivalents at end of year	$ 6,890	$ 2,875	$ 1,572

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the year for:
Interest	$ 2,713	$ 3,474	$ 4,037
Income taxes	(1,225)	(1,592)	(2,234)
Noncash transactions:
Subsidiaries’ compensation expense related to common stock options	196	443	245
Preferred dividend requirements and amortization of preferred stock discount	1,632	41	-
Conversion of debentures into Class A common stock:
Principal converted	-	-	1,130
Accrued interest payable converted	-	-	826
Unamortized debenture offering costs converted	-	-	(14)

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

25.	Selected Quarterly Financial Data (Unaudited)

The following information is as of or for the period ended:

	2009
($ in thousands, except per share amounts)	Q1	Q2	Q3	Q4
Interest and dividend income	$30,679	$30,804	$30,939	$31,176
Interest expense	21,389	20,607	19,924	19,080
Net interest and dividend income	9,290	10,197	11,015	12,096
Provision for loan losses	1,857	2,686	2,396	3,926
Net interest and dividend income after provision for loan losses	7,433	7,511	8,619	8,170
Noninterest income	73	57	95	72
Noninterest expenses	5,939	6,554	7,336	7,255
Earnings before income taxes	1,567	1,014	1,378	987
Provision for income taxes	672	236	627	281
Net earnings	895	778	751	706
Preferred dividend requirements and discount amortization	405	409	409	409
Net earnings available to common stockholders	$ 490	$ 369	$ 342	$ 297
Basic earnings per common share	$ 0.06	$ 0.04	$ 0.04	$ 0.04
Diluted earnings per common share	$ 0.06	$ 0.04	$ 0.04	$ 0.04
Cash dividends paid per common share	$ -	$ -	$ -	$ -
Return on average assets	0.16%	0.13%	0.13%	0.12%
Return on average common equity	1.89%	1.64%	1.58%	1.49%
Total assets	$2,317,613	$2,380,044	$2,382,170	$2,401,204
Total cash, short-term investments and security investments	584,562	600,092	638,902	653,541
Total loans, net of unearned fees	1,708,752	1,746,087	1,696,064	1,686,164
Total deposits	1,938,123	1,995,165	2,012,995	2,029,984
Total borrowed funds and related accrued interest payable	122,194	118,035	107,547	118,552
Total stockholders’ equity	212,617	213,137	213,619	214,054

	2008
($ in thousands, except per share amounts)	Q1	Q2	Q3	Q4
Interest and dividend income	$31,788	$31,776	$33,508	$31,425
Interest expense	22,933	22,712	22,424	22,266
Net interest and dividend income	8,855	9,064	11,084	9,159
Provision for loan losses	2,263	2,753	3,446	2,696
Net interest and dividend income after provision for loan losses	6,592	6,311	7,638	6,463
Noninterest income	943	1,139	2,318	626
Noninterest expenses	3,518	4,197	5,276	5,882
Earnings before income taxes	4,017	3,253	4,680	1,207
Provision for income taxes	1,736	1,392	2,054	709
Net earnings	2,281	1,861	2,626	498
Preferred dividend requirements and discount amortization	-	-	-	41
Net earnings available to common stockholders	$ 2,281	$ 1,861	$ 2,626	$ 457
Basic earnings per common share	$ 0.28	$ 0.22	$ 0.32	$ 0.05
Diluted earnings per common share	$ 0.28	$ 0.22	$ 0.32	$ 0.05
Cash dividends paid per common share	$ -	$ 0.25	$ -	$ -
Return on average assets	0.44%	0.34%	0.48%	0.09%
Return on average common equity	5.01%	4.04%	5.69%	1.07%
Total assets	$2,165,017	$2,207,170	$2,180,746	$2,271,833
Total cash, short-term investments and security investments	461,324	456,088	443,725	539,385
Total loans, net of unearned fees	1,677,119	1,723,213	1,691,851	1,705,711
Total deposits	1,781,188	1,809,683	1,734,820	1,864,135
Total borrowed funds and related accrued interest payable	159,189	168,063	210,551	149,566
Total stockholders’ equity	183,703	183,549	186,230	211,974

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.  Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information - Not Applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors. The information required by this item is contained under the section entitled “Proposal One: Election of Directors” of IBC’s definitive proxy statement for its 2010 Annual Meeting (the “Proxy Statement”) to be held in May 2010, which will be filed with the SEC within 120 days from December 31, 2009, and is incorporated herein by reference.

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

Audit Committee Financial Expert. The information required by this item regarding the Audit Committee of our Board of Directors, including information regarding audit committee financial experts serving on the Audit Committee is contained in the section of the Proxy Statement entitled “Corporate Governance Principles and Board Matters” and is incorporated herein by reference.

Code of Business Conduct and Ethics. We have a written code of business conduct and ethics that applies to our directors, officers and employees, and also has a written code of ethics for our principal executive and financial officers. Our Audit Committee has procedures for the submission of complaints or concerns regarding financial statement disclosures and other matters. A copy of these documents will be furnished without charge to beneficial holders of Class A common stock by writing to: Intervest Bancshares Corporation, Attention: Secretary, One Rockefeller Plaza, Suite 400, New York, NY 10020.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1)	Financial Statements: See Part II Item 8 “Financial Statements and Supplementary Data”

(2)	Financial Statement Schedules: See Part II Item 8 “Financial Statements and Supplementary Data”

(3)	Exhibits: The following exhibits are filed herein as part of this Form 10-K:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	SEC File Number	Exhibit	Filing Date
2.1 *	Agreement and Plan of Merger dated as of November 1, 1999 by and among IBC, ICNY Acquisition Corporation and Intervest Corporation of New York	DEFS- 14A	000-23377	Annex A	02/10/00
2.2 *	Stock Purchase Agreement dated as of December 18, 2002, by and between IBC and Jean Dansker regarding the purchase and sale of the issued and outstanding shares of Intervest Securities Corporation	S-1	333-26493	2.2	07/08/05
3.1 *	Restated Certificate of Incorporation of IBC	10-Q	000-23377	3.0	08/07/06
3.2 *	Bylaws of IBC as amended	8-K	000-23377	3.1	12/17/07
3.3 *	Certificate of designation of IBC preferred stock issued to U.S. Treasury dated as of December 18, 2008	8-K	000-23377	3.1	12/23/08
4.1 *	Form of Certificate for Shares of Class A Common Stock of IBC	SB-2	033-82246	4.1	09/15/04
4.2 *	Form of Certificate for Shares of Class B Common Stock of IBC	SB-2	033-82246	4.1	09/15/04
4.3 *	Form of Warrant for Class B Common Stock issued to Mr. Jerome Dansker	10-KSB	033-82246	4.2	03/21/96
4.4 *	Form of Warrant for Class A Common Stock	SB-2	033-82246	4.3	09/15/04
4.5 *	Form of Warrant between IBC and the Bank of New York	SB-2	033-82246	4.4	09/15/04
4.6 *	Warrant issued to U.S. Treasury to purchase Class A Common Stock	8-K	000-23377	4.1	12/23/08
4.7 *	Form of Indenture between IBC and U.S Bank National Association dated as of September 17, 2003	10-K	000-23377	4.9	03/19/04
4.8 *	Form of Indenture between IBC and U.S Bank National Association dated as of March 17, 2004	10-Q	000-23377	4.10	11/12/04
4.9 *	Form of Indenture between IBC and Wilmington Trust Company dated as of September 20, 2004	10-Q	000-23377	4.11	11/12/04
4.10 *	Form of Indenture between IBC and Wilmington Trust Company dated as of September 21, 2006	10-Q	000-23377	4.1	11/02/06
10.1 +*	Employment and Supplemental Benefits Agreement between IBC and Jerome Dansker dated as of July 1, 2004	10-Q	000-23377	10.0	11/12/04
10.2 +*	Employment and Supplemental Benefits Agreement IBC and Lowell S. Dansker dated as of July 1, 2004	10-Q	000-23377	10.1	11/12/04
10.3 *	Mortgage Servicing Agreement dated as of April 1, 2002, as supplemented on October 21, 2004 for the purpose of clarification of the intent of the original agreement between IBC’ subsidiaries, INB and IMC	10-Q	033-27404	10.1	11/15/04
10.4 +*	Employment Agreement between IMC and Jerome Dansker dated as of July 1, 1995	S-11	033-96662	10.2	09/07/95
10.5 +*	Amendment to Employment Agreement between IMC and Jerome Dansker dated as of August 3, 1998	10-K	033-27404	10.1	03/31/99
10.6 +*	Amendment to Employment Agreement between IMC and Jerome Dansker dated as of July 1, 2004	10-Q	033-27404	10.0	11/10/05
10.7 +*	Letter Agreement between IBC and Jean Dansker dated as of October 4, 2006	8-K	000-23377	99.1	10/06/06
10.8 +*	IBC Long Term Incentive Plan	S-8	333-138651	4.4	11/13/06
10.9 + *	Form of Non-Qualified Option Agreement - 2007	10-K	000-23377	10.9	2/29/08
10.10+ *	Form of Non-Qualified Option Agreement - 2008	10-K	000-23377	10.10	2/29/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.11+	Form of Non-Qualified Option Agreement - 2009	Filed herewith
10.12+*	Employment Agreement between IMC and Jerome Dansker, dated as of July 1, 1995	S-11	033-96662	10.2	11/15/04
10.13+	Form of Employment Agreement between INB and certain executive officers dated as of January 1, 2010	Filed herewith
10.14+*	Amendment to Employment Agreement between IBC and Lowell Dansker dated as of June 21, 2007	8-K	000-23377	10.1	6/25/07
10.15 *	Securities purchase agreement letter between IBC and U.S. Treasury dated as of December 23, 2008	8-K	000-23377	10.1	12/23/08
10.16 *	Form of waiver dated as of December 23, 2008	8-K	000-23377	10.2	12/23/08
12.0	Computation of ratios of earnings to fixed charges	Filed herewith
14.1 *	Code of Business Conduct	10-K	000-23377	14.1	03/28/05
14.2 *	Code of Ethics	10-K	000-23377	14.2	03/28/05
14.3 *	Procedures for Submissions Regarding Questionable Accounting, Internal Accounting Controls and Auditing Matters	10-K	000-23377	14.3	3/12/07
21.0	Subsidiaries	Filed herewith
23.0	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.0	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Filed herewith
31.1	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Filed herewith
32.0	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Certification of the principal executive officer pursuant to Section 11 of The Emergency Economic Stabilization Act of 2008	Filed herewith
99.2	Certification of the principal financial officer pursuant to Section 11 of The Emergency Economic Stabilization Act of 2008	Filed herewith

*	Previously filed. + Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

INTERVEST BANCSHARES CORPORATION

(Registrant)

By:	/s/ Lowell S. Dansker	Date: March 2, 2010
Lowell S. Dansker,
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Chairman and Chief Executive Officer:

(Principal Executive Officer):

By:	/s/ Lowell S. Dansker	Date: March 2, 2010
Lowell S. Dansker

Chief Financial and Accounting Officer:
(Principal Financial Officer):

By:	/s/ John J. Arvonio	Date: March 2, 2010
John J. Arvonio

Vice President, Secretary and Director:

By:	/s/ Stephen A. Helman	Date: March 2, 2010
Stephen A. Helman

Directors:

By:	/s/ Michael A. Callen	Date: March 2, 2010
Michael A. Callen

By:	/s/ Paul R. DeRosa	Date: March 2, 2010
Paul R. DeRosa

By:	/s/ Wayne F. Holly	Date: March 2, 2010
Wayne F. Holly

By:	/s/ Lawton Swan, III	Date: March 2, 2010
Lawton Swan, III

By:	/s/ Thomas E. Willett	Date: March 2, 2010
Thomas E. Willett

By:	/s/ Wesley T. Wood	Date: March 2, 2010
Wesley T. Wood