Form 10-Q
period 2010-03-31
INTERVEST BANCSHARES CORP
filed 2010-04-28
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

YES XX NO     .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any’, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*

YES      NO     . * The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Check one:

    Large Accelerated Filer          Accelerated Filer           Non-accelerated Filer XX    Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES      NO XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:

Class A Common Stock, $1.00 par value per share	7,690,812 outstanding as of April 23, 2010

Class B Common Stock, $1.00 par value per share	580,000 outstanding as of April 23, 2010

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

FORM 10-Q

March 31, 2010

Private Securities Litigation Reform Act Safe Harbor Statement

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations concerning future events affecting the Company and are subject to uncertainties and factors relating to the Company’s operations and the economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company’s risk factors are disclosed in the “Risk Factors” section of the Company’s 2009 Annual Report on Form 10-K, where such factors are discussed on pages 27 through 35, and updated for any new or material changes in such factors in Item 1A of Part II of this report on Form 10-Q.

PART 1. FINANCIAL INFORMATION - ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At March 31, 2010	At December 31, 2009

ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$ 21,130	$ 6,318
Federal funds sold, commercial paper and other short-term investments	35,340	1,659

Total cash and cash equivalents	56,470	7,977

Securities held to maturity, net (estimated fair value of $488,541 and $630,554, respectively)	491,067	634,856
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	9,989	10,708
Loans receivable (net of allowance for loan losses of $28,300 and $32,640, respectively)	1,605,840	1,653,524
Accrued interest receivable	10,211	11,196
Loan fees receivable	7,335	7,890
Premises and equipment, net	4,840	4,924
Foreclosed real estate (net of valuation allowance of $4,794 and $2,793, respectively)	57,858	31,866
Deferred income tax asset	17,416	18,044
Other assets	23,231	20,219

Total assets	$2,284,257	$2,401,204

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$ 3,426	$ 3,429
Interest-bearing deposit accounts:
Checking (NOW) accounts	9,071	9,117
Savings accounts	11,360	11,682
Money market accounts	488,460	496,065
Certificate of deposit accounts	1,414,455	1,509,691

Total deposit accounts	1,926,772	2,029,984

Borrowed funds:
Federal Home Loan Bank advances	45,500	61,500
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	696	183
Mortgage note payable	162	167

Total borrowed funds	103,060	118,552

Accrued interest payable on deposits	4,102	6,201
Mortgage escrow funds payable	31,960	24,363
Other liabilities	7,089	8,050

Total liabilities	2,072,983	2,187,150

STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 issued and outstanding)	25	25
Additional paid-in-capital, preferred	24,975	24,975
Preferred stock discount	(1,437)	(1,534)
Class A common stock ($1.00 par value; 12,000,000 shares authorized; 8,095,151 shares issued; and 7,690,812 outstanding)	8,095	8,095
Class B common stock ($1.00 par value; 700,000 shares authorized; and 580,000 shares issued and outstanding, respectively)	580	580
Additional paid-in-capital, common	81,363	81,353
Retained earnings	107,673	110,560
Treasury common stock (404,339 shares, at cost)	(10,000)	(10,000)

Total stockholders’ equity	211,274	214,054

Total liabilities and stockholders’ equity	$2,284,257	$2,401,204

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended March 31,

($ in thousands, except per share data)	2010	2009

INTEREST AND DIVIDEND INCOME
Loans receivable	$26,019	$26,284
Securities	3,607	4,387
Other interest-earning assets	5	8

Total interest and dividend income	29,631	30,679

INTEREST EXPENSE
Deposits	16,148	19,621
Subordinated debentures	-	477
Subordinated debentures - capital securities	514	807
Other borrowed funds	479	484

Total interest expense	17,141	21,389

Net interest and dividend income	12,490	9,290
Provision for loan losses	9,639	1,857

Net interest and dividend income after provision for loan losses	2,851	7,433

NONINTEREST INCOME
Income from the early repayment of mortgage loans	498	77
Income from mortgage lending activities	268	295
Customer service fees	107	106
Gain from the sales of securities available for sale	693	-
Loss from early call of investment securities	(524)	(85)
Other than temporary impairment of investment securities	(530)	(320)

Total noninterest income	512	73

NONINTEREST EXPENSES
Salaries and employee benefits	1,618	1,569
Occupancy and equipment, net	470	534
Data processing	295	276
Professional fees and services	626	395
Stationery, printing and supplies	46	47
Postage and delivery	36	29
FDIC insurance	1,166	727
General insurance	134	95
Director and committee fees	94	95
Advertising and promotion	23	43
Real estate activities expense	976	771
Provision for real estate losses	2,001	148
Loss on the early extinguishment of debentures	-	1,034
All other	181	176

Total noninterest expenses	7,666	5,939

(Loss) earnings before income taxes	(4,303)	1,567
(Benefit) provision for income taxes	(1,825)	672

Net (loss) earnings	(2,478)	895
Preferred stock dividend requirements and discount amortization	(409)	(405)

Net (loss) earnings available to common stockholders	$ (2,887)	$ 490

Basic (loss) earnings per common share	$ (0.35)	$ 0.06
Diluted (loss) earnings per common share	$ (0.35)	$ 0.06
Cash dividends per common share	$ -	$ -

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Quarter Ended March 31,
	2010		2009
($in thousands)	Shares	Amount	Shares	Amount

PREFERRED STOCK
Balance at beginning and end of period	25,000	$ 25	25,000	$ 25

ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning and end of period		24,975		24,975

PREFERRED STOCK DISCOUNT
Balance at beginning of period		(1,534)		(1,920)
Amortization of preferred stock discount		97		97
Balance at end of period		(1,437)		(1,823)

CLASS A COMMON STOCK
Balance at beginning and end of period	8,095,151	8,095	8,095,151	8,095

CLASS B COMMON STOCK
Balance at beginning and end of period	580,000	580	580,000	580

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		81,353		81,157
Compensation expense related to common stock options		10		56
Balance at end of period		81,363		81,213

RETAINED EARNINGS
Balance at beginning of period		110,560		109,062
Net (loss) earnings		(2,478)		895
Preferred stock dividend requirements and discount amortization		(409)		(405)
Balance at end of period		107,673		109,552

TREASURY COMMON STOCK
Balance at beginning and end of period	(404,339)	(10,000)	(404,339)	(10,000)

Total stockholders’ equity at end of period	8,295,812	$211,274	8,295,812	$212,617

Preferred stockholder’s equity	25,000	$ 23,563	25,000	$ 23,177
Common stockholders’ equity	8,270,812	187,711	8,270,812	189,440
Total stockholders’ equity at end of period	8,295,812	$211,274	8,295,812	$212,617

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended March 31,

($ in thousands)	2010	2009

OPERATING ACTIVITIES
Net (loss) earnings	$(2,478)	$895
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	98	135
Provision for loan losses	9,639	1,857
Provision for real estate losses	2,001	148
Deferred income tax expense (benefit)	628	(1,041)
Amortization of deferred debenture offering costs	9	74
Compensation expense related to common stock options	10	56
Amortization of premiums (accretion) of discounts and deferred loan fees, net	98	(755)
Other than temporary impairment of investment securities	530	320
Net gain from sales of securities available for sale	(693)	-
Net loss on early extinguishments of debentures	-	1,034
Net increase (decrease) in accrued interest payable on debentures	520	(1,368)
Net decrease in official checks outstanding	(1,052)	(6,245)
Net decrease in loan fees receivable	555	41
Net change in all other assets and liabilities	(4,242)	767

Net cash provided by (used in) operating activities	5,623	(4,082)

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	215,678	206,371
Purchases of securities held to maturity	(97,430)	(276,030)
Proceeds from sales of securities available for sale	24,772	-
Net decrease (increase) in loans receivable	10,765	(3,638)
Redemptions (purchases) of FRB and FHLB stock, net	719	(756)
Purchases of premises and equipment, net	(14)	-

Net cash provided by (used in) investing activities	154,490	(74,053)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(103,212)	73,988
Net increase in mortgage escrow funds payable	7,597	5,632
Net decrease in FHLB advances - original terms of three months or less	(11,000)	-
Repayments of FHLB advances - original terms greater than three months	(5,000)	-
Principal repayments of debentures and mortgage note payable	(5)	(26,004)
Cash dividends paid to preferred stockholder - U.S. Treasury	-	(181)

Net cash (used in) provided by financing activities	(111,620)	53,435

Net increase (decrease) in cash and cash equivalents	48,493	(24,700)
Cash and cash equivalents at beginning of period	7,977	54,903

Cash and cash equivalents at end of period	$56,470	$30,203

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$18,718	$24,626
Cash paid during the period for income taxes	719	950
Loans transferred to foreclosed real estate	27,993	809
Preferred stock dividend requirements and amortization of related discount	409	405
Securities held to maturity transferred to securities available for sale	24,079	-

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Principles of Consolidation, Basis of Presentation and Use of Estimates

The condensed consolidated financial statements in this report on Form 10-Q have not been audited except for information derived from our audited consolidated financial statements and notes thereto and should be read in conjunction with our 2009 annual report on Form 10-K. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Our accounting and reporting policies conform to GAAP and general practices within the banking industry and are consistent with those described in note 1 to the consolidated financial statements included in our annual report on Form 10-K, as updated by the information contained in this Form 10-Q.

In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change currently relate to the determination of our allowance for loan losses, our valuation allowance for real estate losses and other than temporary impairment assessments of our security investments. These estimates involve a higher degree of complexity and subjectivity and require assumptions about highly uncertain matters. In our opinion, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period.

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

Our business is banking and real estate lending. IBC’s Class A common stock is listed on the NASDAQ Global Select Market under the Trading Symbol “IBCA.” There is no public trading market for IBC’s Class B common stock. The offices of IBC, IMC and INB’s headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002 and the main telephone number is 212-218-2800.

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

IBC’s principal operating subsidiary is INB, which accounts for 99% of our total consolidated assets. We expect INB will continue to be our principal operating entity in generating our future business and consolidated results of operations. IMC is currently not conducting new business. IMC’s business had focused on the origination of mortgage loans secured by commercial and multifamily real estate. Its loan originations were funded through the issuance of subordinated debentures in public offerings. At March 31, 2010, IMC had no outstanding debt and its assets totaled $20 million (primarily consisting of $16 million in loans, of which $7.3 million were on nonaccrual status and $1.8 million of foreclosed real estate) and it had stockholder’s equity of $19 million. In March 2010, IMC distributed $2.0 million of cash to IBC which was redeployed by IBC as an additional capital investment in INB. In April 2010, IMC also sold its real estate owned for total proceeds of $1.8 million.

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

Our lending activities are comprised almost entirely of the origination for our loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and vacant land). Loans in the portfolio had an average life of approximately 4 years at March 31, 2010. As a matter of policy, we do not own or originate construction/development loans or condominium conversion loans. We generally lend in geographical areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York and Florida. In addition, our new originations during the last two years have nearly been all fixed-rate loans due to the demand by borrowers for longer-term, fixed-rate product that has been driven by the historically low interest rate environment. We expect this demand for longer-term, fixed-rate product to continue for a period of time and that most of our new loan originations for the remainder of 2010 will have similar terms. Fixed-rate loans constituted approximately 77% of our consolidated loan portfolio at March 31, 2010.

INB’s deposit accounts are solicited from individuals, small businesses and professional firms located throughout our primary market areas in New York and Florida through the offering of a variety of deposit products. INB also uses its internet web site: www.intervestnatbank.com to attract and retain deposit customers from both within and outside its primary market areas.

Primarily as a result of higher regulatory capital requirements applicable to INB, INB reduced its balance sheet during the first quarter of 2010 by decreasing its aggregate deposits, borrowings and new loan originations and investment purchases. INB plans to reduce its deposits further during the remainder of 2010 and expects to fund the deposit reductions mainly through the expected calls of its agency security investments.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 - Description of Business - Continued

Our profitability is also significantly affected by general and local economic conditions, competition, changes in market interest rates, changes in real estate values, government policies and actions of regulatory authorities

Our noninterest income is derived mostly from loan and other banking fees as well as income from loan prepayments. When a mortgage loan is repaid prior to maturity, we may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and or interest in certain cases, in accordance with the prepayment provisions of the mortgage loan. Our income from loan prepayments fluctuates and cannot be predicted. Normally, loan prepayments tend to increase during periods of declining interest rates and tend to decrease during periods of increasing interest rates. However, given the nature and type of mortgage loans we originate we may still experience loan prepayments notwithstanding the effects of movements in interest rates.

Our noninterest expenses consist of the following: salaries and employee benefits; occupancy and equipment; data processing; advertising and promotion; professional fees and services; FDIC insurance; general insurance; real estate activities; loss on the early extinguishment of debentures, other operating and general expenses. We also record provisions for loan and real estate losses.

We reported a net loss for the first quarter of 2010 of $2.9 million, or $0.35 per diluted common share. Our operating results have and continue to be affected by the weak economy, high unemployment, increased office and retail vacancy rates and an increasing supply of distressed properties for sale in the marketplace at discounted prices, all of which have significantly reduced commercial and multifamily real estate values both nationally and in our lending areas. These conditions have resulted in a large amount of our assets to be classified as nonperforming and increased our loan and real estate loss provisions and related expenses to carry these assets.

Our nonperforming assets at March 31, 2010 amounted to $154.1 million, or 6.75% of total assets, compared to $155.8 million, or 6.49% of total assets at December 31, 2009. At March 31, 2010, nonperforming assets consisted of $96.2 million of nonaccrual loans, made up of 32 loans, and $57.9 million of real estate acquired through foreclosure, made up of 15 properties. At March 31, 2010, we also had $116.9 million (consisting of 21 loans) of accruing restructured loans (with a weighted average interest rate of 4.87%) on which the Bank has granted certain concessions to provide payment relief to the borrower. These concessions generally consist of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments. Our results of operations also continue to be negatively impacted by substantially higher FDIC insurance premiums for all FDIC insured banks.

We are taking various steps to resolve our nonaccrual and problem loans, including proceeding with foreclosures on many of the collateral properties and attempting to sell them, working with certain borrowers to provide payment relief and, in limited cases, accepting partial payment as full satisfaction of a nonaccrual loan. In the first quarter of 2010, nonperforming assets with a carrying value of $13.1 million were repaid or sold for total proceeds of $11.9 million. We cannot predict for the foreseeable future whether the pace of resolution of our nonperforming assets will increase. We have historically worked toward the resolution of our problem assets on an individual basis with the objective of maximizing the recovery of our investment. Although we intend to continue to actively manage our nonperforming assets, due to the cost of and delays we have encountered in connection with the pursuit of available remedies, we are currently evaluating whether certain assets can be disposed of through an immediate sale, which may be at sales prices that are below our current net recorded investment in such assets.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity

At March 31, 2010
U.S. government agencies (1)	279	$485,825	$1,590	$1,101	$486,314	2.59%	4.2 Years
Corporate (2)	8	5,242	-	3,015	2,227	1.83%	23.4 Years

	287	$491,067	$1,590	$4,116	$488,541	2.58%	4.4 Years

At December 31, 2009
U.S. government agencies (1)	387	$629,084	$2,458	$3,136	$628,406	2.74%	4.3 Years
Corporate (2)	8	5,772	-	3,624	2,148	1.67%	23.6 Years

	395	$634,856	$2,458	$6,760	$630,554	2.73%	4.5 Years

(1)	Consist of debt obligations of U.S. government sponsored agencies - FHLB, FNMA, FHLMC or FFCB.
(2)	Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry.

The amortized cost at March 31, 2010 and December 31, 2009 is reported net of other than temporary impairment charges of $2.8 million and $2.3 million, respectively.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

($ in thousands)	Number of Securities	Less Than Twelve Months		Twelve Months or Longer		Total
		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

At March 31, 2010
U.S. government agencies	105	$182,769	$ 695	$25,486	$ 406	$208,255	$1,101
Corporate	8	-	-	2,227	3,015	2,227	3,015

	113	$182,769	$ 695	$27,713	$3,421	$210,482	$4,116

At December 31, 2009
U.S. government agencies	188	$280,275	$2,881	$15,117	$ 255	$295,392	$3,136
Corporate	8	-	-	2,148	3,624	2,148	3,624

	196	$280,275	$2,881	$17,265	$3,879	$297,540	$6,760

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

INB owns trust preferred securities that are also classified as held to maturity. The estimated fair value of these securities have been and continue to be very depressed due to a weakened economy and continued deterioration in the financial condition of a large number of the issuers, which have severely reduced the demand for these securities and rendered their trading market inactive. We concluded that an adverse change in the estimated future cash flows has occurred to such a level that all of these securities have been other than temporarily impaired as of March 31, 2010 to varying degrees. The OTTI determination was based on a steady increase since 2009 in the aggregate amount of deferred and defaulted interest payments on the underlying collateral by the issuing banks such that it is no longer probable that INB will recover its full investment in the applicable security over time as indicated by an expected cash flow analysis prepared by a third party broker utilizing guidance prescribed under GAAP. There can be no assurance that there will not be further write downs in the future on the trust preferred securities INB owns as conditions change.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities, Continued

The following table provides various information regarding trust preferred securities.

($ in thousands)
Cusip # (1)	Credit Rating	Cost Basis	Write Downs (2)	Adj. Cost Basis	Estimated Fair Value (3)	Unrealized Loss	% of Collateral Defaulted	% of Collateral Deferred	# of Banks in Pool	OTTI (4)	Discount Margin (4)
At March 31, 2010:
74041PAEO	C	$1,000	$ (637)	$ 363	$ 136	$ (227)	28.40%	15.30%	39	Yes	1.90%
74040XAD6	C+	1,016	(262)	754	352	(402)	14.30%	13.80%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	351	(402)	14.30%	13.80%	54	Yes	1.80%
74040XAE4	C+	994	(240)	754	352	(402)	14.30%	13.80%	54	Yes	1.80%
74040YAF9	C+	981	(622)	359	127	(232)	14.90%	28.50%	58	Yes	1.70%
74040YAE2	C+	1,000	(641)	359	127	(232)	14.90%	28.50%	58	Yes	1.70%
74041UAE9	C+	1,022	(72)	950	391	(559)	3.70%	18.40%	64	Yes	1.57%
74041UAE9	C+	1,023	(73)	950	391	(559)	3.70%	18.40%	64	Yes	1.57%

		$8,030	$(2,788)	$5,242	$2,227	$(3,015)

At December 31, 2009
74041PAEO	C+	$1,000	$ (636)	$ 364	$ 109	$ (255)	22.61%	20.23%	39	Yes	1.90%
74040XAD6	CC	1,016	(235)	781	315	(466)	14.39%	11.94%	54	Yes	1.80%
74040XAE4	CC	994	(214)	780	315	(465)	14.39%	11.94%	54	Yes	1.80%
74040XAE4	CC	994	(212)	782	314	(468)	14.39%	11.94%	54	Yes	1.80%
74040YAF9	CC	981	(471)	510	155	(355)	11.53%	22.80%	58	Yes	1.70%
74040YAE2	CC	1,000	(490)	510	154	(356)	11.53%	22.80%	58	Yes	1.70%
74041UAE9	CC	1,022	-	1,022	393	(629)	3.78%	11.30%	64	No	1.57%
74041UAE9	CC	1,023	-	1,023	393	(630)	3.78%	11.30%	64	No	1.57%

		$8,030	$(2,258)	$5,772	$2,148	$(3,624)

(1) Cusip 74041PAE0, 74040YAF9, 74040YAE2 and 74041UAE9 have been placed on cash basis accounting because INB is currently not receiving contractual interest payments on these securities. The cash flows for the interest payments on these three securities are being redirected to a more senior class of bondholders to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the security's underlying performing collateral to a level where a predetermined coverage test fails and requires cash flows from interest payments to be redirected to a senior class of security holders. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of the cash flow and cash interest payments would resume on INB's bonds, although no such assurance can be given as to the amount and timing of the resumption. Cusip 740410XAD6 and 74040XAE4 have partially deferred interest payments as of December 31, 2009 but the interest payments are expected to resume in the first half of 2010.

(2) Writedowns are derived from the difference between the book value of the security and the projected present value of the security's cash flows as indicated per an analysis performed using guidance prescribed by GAAP.

(3) Obtained from Moody’s pricing service, which uses a complex valuation model that factors in numerous assumptions and data, including anticipated discounts related to illiquid trading markets, credit and interest rate risk, which under GAAP would be considered Level 3 inputs. INB believes that the actual values that would be realized in an orderly market under normal credit conditions between a willing buyer and seller would approximate the projected present value of the securities' cash flows and therefore, these estimated fair values are used for disclosure purposes only and are not used for calculating and recording impairment. INB also has the intent and the ability to retain these trust preferred securities until maturity and currently has no intention of selling them.

(4) In determining whether there is OTTI, INB relies on a cash flow analysis as prescribed under GAAP and prepared by a third party broker to determine whether conditions are such that the projected cash flows are insufficient to recover INB's principal investment. The basic methodology under GAAP is to compare the present value of the cash flows that are derived from assumptions made with respect to deferrals, defaults and prepayments from quarter to quarter. A decline in the present value versus that for the previous quarter is considered to be an adverse change. The discount margin in the table above represents the incremental credit spread used to derive the discount rate for present value computations. Other assumptions utilized: prepayments of 1% annually and 100% at maturity and annual defaults of 75 bps with a 15% recovery after a 2 year lag.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities, Continued

In March 2010, securities held to maturity with a total carrying value of $24.1 million (and an estimated fair value of $24.8 million) were transferred to the available-for-sale category and promptly sold. A gross realized gain of $0.7 million was realized from this transaction. The securities sold consisted of INB's entire portfolio of non-callable, fixed-rate U.S. government agency securities that were scheduled to mature at various times from 2011 through 2013. This transaction was undertaken to enhance INB's capital levels in response to the higher regulatory capital requirements currently applicable to INB. At March 31, 2010, there were no securities classified as available for sale. There were no sales of securities in the first quarter of 2009.

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity as of March 31, 2010 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$ 19,137	$ 19,302	2.81%
Due after one year through five years	350,221	350,815	2.24
Due after five years through ten years	104,955	104,835	3.54
Due after ten years	16,754	13,589	3.47
	$491,067	$488,541	2.58%

Note 4 - Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At March 31, 2010		At December 31, 2009
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	401	$1,111,132	403	$1,128,646
Residential multifamily loans	229	496,686	234	529,431
Land development and other land loans	14	30,761	15	32,934
Residential 1-4 family loans	2	435	2	441
Commercial business loans	21	1,657	22	1,687
Consumer loans	11	347	25	616
Loans receivable	678	1,641,018	701	1,693,755
Deferred loan fees		(6,878)		(7,591)

Loans receivable, net of deferred fees		1,634,140		1,686,164
Allowance for loan losses		(28,300)		(32,640)
Loans receivable, net		$1,605,840		$1,653,524

At March 31, 2010 and December 31, 2009, we had $96.2 million and $123.9 million of loans, respectively, on a nonaccrual status and considered impaired. At March 31, 2010 and December 31, 2009, a specific valuation allowance (included as part of the overall allowance for loan losses) in the amount of $6.1 million and $11.6 million, respectively, was maintained on nonaccrual loans.

At March 31, 2010 and December 31, 2009, we also had $116.9 million and $97.3 million, respectively, of accruing loans on which INB has granted certain concessions to provide payment relief to the borrower. These concessions generally consist of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments. These loans are considered troubled debt restructurings (TDRs) and are also impaired. An additional specific valuation allowance of $4.9 million and $2.2 million was maintained on TDRs at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010 and December 31, 2009, there were two loans totaling $3.6 million and two loans totaling $6.8 million, respectively, that were classified as ninety days past due and still accruing interest. These loans were past their maturity date but the borrowers were making monthly loan payments.

Selected information related to impaired loans is summarized as follows:

	Quarter Ended
	March 31,
($ in thousands)	2010	2009
Interest income that was not recorded on nonaccrual loans under contractual terms	$ 1,257	$ 2,262
Average principal balance of nonaccrual loans	105,597	114,413
Average principal balance of restructured loans (TDRs)	105,210	69,907

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 - Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	Quarter Ended March 31,
($ in thousands)	2010	2009
Balance at beginning of period	$32,640	$28,524
Provision for loan losses charged to expense	9,639	1,857
Loan recoveries	-	-
Loan chargeoffs	(13,979)	(10)
Balance at end of period	$28,300	$30,371

Note 6 - Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At March 31, 2010		At December 31, 2009
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	5	$20,911	4	$11,390
Residential multifamily	5	28,796	2	13,013
Undeveloped land	5	8,151	4	7,463
Real estate acquired through foreclosure	15	$57,858	10	$31,866

(1) Reported net of valuation allowance.

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended March 31,
($ in thousands)	2010	2009
Valuation allowance at beginning of period	$2,793	$518
Provision for real estate losses charged to expense	2,001	148
Valuation allowance at end of period	$4,794	$666

Note 7 - Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At March 31, 2010		At December 31, 2009
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$507,276	3.42%	$591,746	3.63%
Over one to two years	268,963	4.10	256,025	4.28
Over two to three years	229,075	4.33	241,217	4.45
Over three to four years	230,777	4.57	251,745	4.61
Over four years	178,364	4.17	168,958	4.31
	$1,414,455	3.98%	$1,509,691	4.11%

Certificate of deposit accounts (CDs) of $100,000 or more totaled $662 million and $693 million at March 31, 2010 and December 31, 2009, respectively, and included brokered CDs of $160 million and $170 million at each date, respectively. At March 31, 2010, CDs of $100,000 or more by remaining maturity were as follows: $191 million due within one year; $123 million due over one to two years; $118 million due over two to three years; $128 million due over three to four years; and $102 million due over four years.

Note 8 - FHLB Advances and Lines of Credit

At March 31, 2010, INB had agreements with correspondent banks whereby it could borrow up to $38 million on an unsecured basis. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can also borrow from these institutions on a secured basis. At March 31, 2010, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $482 million from the FHLB and FRB if needed.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - FHLB Advances and Lines of Credit, Continued

The following is a summary of certain information regarding FHLB advances in the aggregate:

	At or for the Quarter Ended March 31,
($ in thousands)	2010	2009
Balance at period end	$45,500	$50,500
Maximum amount outstanding at any month end	$55,500	$50,500
Average outstanding balance for the period	$52,161	$50,500
Weighted-average interest rate paid for the period	3.70%	3.81%
Weighted-average interest rate at period end	3.89%	3.81%

Scheduled contractual maturities of outstanding FHLB advances as of March 31, 2010 were as follows:

($ in thousands)	Amount	Wtd. Avg. Rate
Maturing in the period April 1 through December 31, 2010	$20,000	3.73%
Maturing in 2011	8,000	3.83%
Maturing in 2012	10,500	4.02%
Maturing in 2013	7,000	4.22%
	$45,500	3.89%

Note 9 - Subordinated Debentures

In the first quarter of 2009, a number of IMC's debentures were repaid at various times with cash on hand prior to their stated maturity for an aggregate of $26 million of principal and $1.1 million of related accrued interest payable. A loss aggregating $1.0 from the early extinguishment of debentures was recorded in the first quarter of 2009, which represents the expensing of remaining related unamortized issuance costs. IMC had no outstanding debentures at March 31, 2010 and December 31, 2009.

Note 10 - Subordinated Debentures - Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding are summarized as follows:

($ in thousands)	Principal	Accrued Interest Payable
Capital Securities II - debentures due September 17, 2033	$15,464	$145
Capital Securities III - debentures due March 17, 2034	15,464	137
Capital Securities IV - debentures due September 20, 2034	15,464	115
Capital Securities V - debentures due December 15, 2036	10,310	208
	$56,702	$605

Capital Securities outstanding are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. Each Trust was formed with a capital contribution from IBC and for the sole purpose of issuing and administering the Capital Securities.

The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire IBC’s Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of IBC’s capital contributions of $1.7 million, or $55 million, qualify as regulatory Tier 1 capital.

The sole assets of the Trusts, the obligors on the Capital Securities, are the Junior Subordinated Debentures. In addition, for each Trust, IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II, III and IV have been capitalized by IBC and are being amortized over the life of the securities using the straight-line method. There are no deferred issuance costs associated with Capital Securities V. The unamortized balance of these costs totaled $0.9 million at March 31, 2010.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 - Subordinated Debentures - Capital Securities, Continued

As of March 31, 2010, interest payments on the Junior Subordinated Debentures (and the corresponding distributions on the Capital Securities) are payable in arrears as follows:

•	Capital Securities II - quarterly at the rate of 2.95% over 3 month libor;

•	Capital Securities III - quarterly at the rate of 2.79% over 3 month libor;

•	Capital Securities IV - quarterly at the rate of 2.40% over 3 month libor; and

•	Capital Securities V - quarterly at the fixed rate of 6.83% per annum until September 15, 2011 and thereafter at the rate of 1.65% over 3 month libor.

The interest payments may be deferred at any time and from time to time during the term of the Junior Subordinated Debentures at the election of IBC for up to 20 consecutive quarterly periods, or 5 years. There is no limitation on the number of extension periods IBC may elect; provided, however, no deferral period may extend beyond the maturity date of the Junior Subordinated Debentures. During an interest deferral period, interest will continue to accrue on the Junior Subordinated Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, IBC will be obligated to pay all interest then accrued and unpaid. In February 2010, IBC exercised its right to defer regularly scheduled interest payments. The regularly scheduled interest payments are being accrued for payment in the future and reported as interest expense for financial statement purposes.

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

Note 11 - Common Stock Options and Warrant

IBC has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. The maximum number of shares of Class A common stock that may be awarded under the Plan is 750,000. As of March 31, 2010, 423,160 shares of Class A common stock were available for award under the Plan. There were no grants of options or warrants during the reporting periods in this report.

Activity in IBC’s outstanding Class A common stock options and warrant and related information for the quarter ended March 31, 2010 is summarized as follows:

	Exercise Price Per Warrant/Option					Wtd.-Avg. Exercise Price
	$5.42 (1)	$7.50	$17.10	$4.02	Total

Outstanding at December 31, 2009	691,882	130,690	123,940	73,210	1,019,722	$7.01
Forfeited	-	-	-	-	-	-
Expired (2)	-	(600)	(400)	-	(1,000)	11.34

Outstanding at March 31, 2010	691,882	130,090	123,540	73,210	1,018,722	7.00

Expiration date	12/23/18	12/11/18	12/13/17	12/10/19
Vested and exercisable (3)	100%	100%	100%	0%
Wtd-avg contractual remaining term (in years)	8.7	8.7	7.7	9.7	8.7
Intrinsic value at March 31, 2010 (4)	-	-	-	-	-

(1) This is a warrant held by the U.S. Treasury to purchase IBC’s Class A common stock at $5.42 per share.

(2) Represent vested options issued to former employees that expired unexercised under the terms of the option agreements.

(3) The $4.02 options will vest and become exercisable at the rate of 33.33% on December 10th of 2010, 2011 and 2012.

(4) Intrinsic value is zero since the closing market price of the Class A common stock on March 31, 2010 of $3.90 was below the exercise price of all the options and warrant.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11 - Common Stock Options and Warrant, Continued

Compensation expense recorded in connection with stock options outstanding with a corresponding increase to paid in capital for the quarter ended March 31, 2010 and 2009 was $10,000 and $56,000, respectively. At March 31, 2010, there was approximately $113,000 of unrecognized compensation expense related to the $4.02 outstanding stock options granted in 2009 that is expected to be recognized ratably during the period April 1, 2010 through December 31, 2012.

Note 12 - (Loss) Earnings Per Common Share

Net (loss) earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted (loss) earnings per common share computations are summarized in the table that follows:

	Quarter Ended March 31,
($ in thousands, except share and per share amounts)	2010	2009
Basic (Loss) Earnings Per Common Share:
Net (loss) earnings applicable to common stockholders	$(2,887)	$490
Weighted-Average number of common shares outstanding	8,270,812	8,270,812
Basic (Loss) Earnings Per Common Share	$(0.35)	$0.06
Diluted (Loss) Earnings Per Common Share:
Net (loss) earnings applicable to common stockholders	$(2,887)	$490
Weighted-Average number of common shares outstanding:
Common shares outstanding	8,270,812	8,270,812
Potential dilutive shares resulting from exercise of warrants /options (1)	-	-
Total average number of common shares outstanding used for dilution	8,270,812	8,270,812
Diluted (Loss) Earnings Per Common Share	$(0.35)	$0.06

(1) All outstanding options/warrants were not dilutive for the 2009 period because their exercise prices were above the average market price of the Class A common stock during such period.

Note 13 - Stockholders’ Equity

IBC is authorized to issue up to 13,000,000 shares of its capital stock, consisting of 12,000,000 shares of Class A common stock, 700,000 shares of Class B common stock and 300,000 shares of preferred stock. IBC’s board of directors determines the powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued. A total of 25,000 shares of preferred stock are designated as Series A and are owned by the U.S. Treasury as described later in this footnote.

Class A and B common stock have equal voting rights as to all matters, except that, so long as at least 50,000 shares of Class B common stock remain issued and outstanding, the holders of the outstanding shares of Class B common stock are entitled to vote for the election of two-thirds of IBC’s board of directors (rounded up to the nearest whole number), and the holders of the outstanding shares of Class A common stock are entitled to vote for the remaining directors. The shares of Class B common stock are convertible, on a share-for-share basis, into Class A common stock at any time. At March 31, 2010, IBC held a total of 404,339 shares of its Class A common stock as treasury stock for an aggregate cost of $10.0 million, or an average price per share of $24.73.

On December 23, 2008, IBC issued and sold to the United States Treasury (the “Treasury”) 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”), along with a ten year warrant (the “Warrant”) to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury (the “Transaction”). The Transaction was completed pursuant to, and is governed by, the U.S. Treasury’s Capital Purchase Program (the “CPP”). GAAP required the Transaction proceeds of $25 million to be allocated between the Preferred Shares and Warrant based on the ratio of the estimated fair value of the Warrant to the aggregate estimated fair value of both the Preferred Shares and the Warrant. The value of the Warrant was computed to be $1.6 million using the Black Scholes model with the following inputs: expected dividend yield of 4.61%; expected stock volatility of 81%, risk-free interest rate of 1.60% and expected life of 5 years.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13 - Stockholders’ Equity, Continued

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

While the Preferred Shares are outstanding, certain restrictions apply to IBC, including, among others the following: The Preferred Shares have a senior rank and IBC cannot issue other preferred stock senior to the Preferred Shares. Until December 23, 2012, unless the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the shares to a non-affiliated third party, IBC may not increase its common stock cash dividend or repurchase common stock or other equity shares (subject to certain limited exceptions) without the Treasury’s approval. The Preferred Shares generally are non-voting, other than in connection with proposals to issue preferred stock senior to the Preferred Shares, certain merger transactions, amendments to the rights of the holder of the Preferred Shares, and other than in connection with the board representation rights mentioned below, or as required by Delaware State law.

IBC would not be able to pay a cash common dividend in the future if a Preferred Share dividend were missed. Dividends on common stock could be resumed only if all Preferred Share dividends in arrears were paid. Similar restrictions apply to IBC’s ability to repurchase common stock if Preferred Share dividends are not paid. A failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to IBC’s board of directors. That right would continue until IBC pays all dividends in arrears. In February 2010, IBC ceased declaration and payment of the Preferred Share Dividend due for the first quarter of 2010 of $1.3 million.

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

Note 14 - Dividend Restrictions

The payment of cash dividends by IBC to its shareholders and the payment of cash dividends by IBC’s subsidiaries to IBC itself are subject to various regulatory restrictions, as well as restrictions that may arise from outstanding indentures. These restrictions take into consideration various factors such as whether there are sufficient net earnings, as defined, liquidity, asset quality, capital adequacy and economic conditions. The holders of IBC’s Class A common stock and Class B common stock share ratably in any dividend. No cash common stock dividends have been declared or paid since June of 2008.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 - Dividend Restrictions, Continued

IBC declared and paid cash dividends of $181,000 on its outstanding Series A Preferred Stock held by the Treasury in the first quarter of 2009. No dividends were declared or paid in the first quarter of 2010.

In February 2010, the Federal Reserve Bank of NY (FRB), IBC’s primary regulator, informed IBC that it may not, without the prior approval of the FRB, pay dividends on or redeem its capital stock, pay interest on or redeem its trust preferred securities, or incur new debt. INB has also been informed by it primary regulator, the Office of the Comptroller of the Currency of the United States of America (OCC), that it will not be permitted to pay any cash dividends to IBC. Interest and preferred dividend payments referred to in notes 10 and 13 will resume at such times both IBC and INB are permitted to do so and upon the determination that such payments are consistent with IBC’s and INB’s overall financial performance and capital requirements.

Note 15 - Off-Balance Sheet Financial Instruments

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

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

($ in thousands)	At March 31, 2010	At December 31, 2009
Unfunded loan commitments	$10,678	$26,823
Available lines of credit	939	968
	$11,617	$27,791

Note 16 - Regulatory Capital and Regulatory Matters

We are subject to regulation, examination and supervision by the FRB. INB is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (FDIC) and the OCC. We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet them can initiate certain mandatory and possible discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These capital amounts are also subject to qualitative judgement by the regulators about components, risk weighting and other factors. Quantitative measures established by the regulations to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined by the regulations.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16 - Regulatory Capital and Regulatory Matters, Continued

INB maintains its regulatory capital at levels to be classified as a well-capitalized institution under the regulatory framework for prompt corrective action. In April 2009, INB agreed with the OCC to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as noted in the table that follows.

At March 31, 2010 and December 31, 2009, we believe that we have met all capital adequacy requirements to which we are subject. As of the date of filing of this report on Form 10-Q, we are not aware of any conditions or events that would have changed our compliance with our regulatory capital requirements. There can be no assurances that INB will not be required to maintain is regulatory capital at even higher levels in the future.

The table that follows presents information regarding capital adequacy.

			Capital Requirements
	Actual Capital		Minimum Under Prompt Corrective Action Provisions		To Be “Well Capitalized” Under Prompt Corrective Action Provisions		Minimum Under Agreement with OCC
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated at Mar 31, 2010: (1)
Total capital to risk-weighted assets	$289,539	15.60%	$148,493	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$266,274	14.35%	$74,246	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$266,274	11.40%	$93,424	4.00%	NA	NA	NA	NA
Consolidated at Dec 31, 2009:
Total capital to risk-weighted assets	$292,881	15.44%	$151,786	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$269,054	14.18%	$75,893	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$269,054	11.17%	$96,342	4.00%	NA	NA	NA	NA

INB at Mar 31, 2010:
Total capital to risk-weighted assets	$262,941	14.33%	$146,775	8.00%	$183,469	10.00%	$220,162	12.00%
Tier 1 capital to risk-weighted assets	$239,948	13.08%	$73,387	4.00%	$110,081	6.00%	$183,469	10.00%
Tier 1 capital to average assets	$239,948	10.38%	$92,477	4.00%	$115,596	5.00%	$208,073	9.00%
INB at Dec 31, 2009:
Total capital to risk-weighted assets	$263,239	14.04%	$149,980	8.00%	$187,475	10.00%	$224,970	12.00%
Tier 1 capital to risk-weighted assets	$239,698	12.79%	$74,990	4.00%	$112,485	6.00%	$187,475	10.00%
Tier 1 capital to average assets	$239,698	10.05%	$95,394	4.00%	$119,242	5.00%	$214,636	9.00%

(1) Assuming IBC had excluded all of its eligible outstanding trust preferred capital securities (which totaled $55 million) from its Tier 1 capital and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios at March 31, 2010 would have been 15.60%, 11.38% and 9.05%, respectively.

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

We have satisfied the first condition of the MOU and have commenced the steps designed to resolve the remaining matters presented therein, all of which are either in various stages of completion or have been completed and are under the ongoing review of the OCC for their approval. The OCC may require further action on our part in order to fully satisfy these matters. In addition, we have hired a credit risk manager subject to the approval of the OCC. There can be no assurance as to the timing of completion of all the above matters. As a result of the MOU, our operations, lending activities and capital levels are now subject to heightened regulatory oversight, over and above the extensive regulation which normally applies to us under existing regulations, which will increase our expenses and may negatively impact our business. In addition, failure by INB to comply with these heightened requirements could lead to additional regulatory actions, more expenses and other restrictions.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17 - Contingencies

We are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Based on review and consultation with legal counsel, management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, financial position or liquidity.

Note 18 - Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Currently, we have no assets or liabilities that are recorded at fair value on a recurring basis, such as securities available for sale. From time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans, impaired investment securities and foreclosed real estate. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or writedowns of individual assets. In accordance with GAAP, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. See note 22 the consolidated financial statements in our 2009 Annual Report on Form 10-K for further discussion.

The following table provides information regarding our assets measured at fair value on a nonrecurring basis.

	Carrying Value At March 31, 2010				Total Losses (3) Quarter Ended March 31,
($ in thousands)	Total	Level 1	Level 2	Level 3	2010	2009
Impaired loans (1)	$213,153	$ -	$ -	$213,153	11,153	$2,018
Impaired securities (2)	5,242	-	-	5,242	530	320
Foreclosed real estate	57,858	-	-	57,858	2,001	148

(1) Comprised of nonaccrual loans and troubled debt restructurings and shown before a total valuation allowance of $11.0 million.

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

The following table presents information regarding the change is assets measured at fair value on a nonrecurring basis for the quarter ended March 31, 2010.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2009	$3,727	$221,188	$31,866
Net new impaired securities and loans	2,045	46,838	-
Other than temporary impairment writedowns	(530)	-	-
Principal repayments/sales	-	(12,901)	-
Loan chargeoffs	-	(13,979)	-
Loans transferred to foreclosed real estate	-	(27,993)	27,993
Writedowns of carrying value subsequent to foreclosure	-	-	(2,001)
Gain on sales	-	-	-
Balance at March 31, 2010	$5,242	$213,153	$57,858

The fair value estimates shown in the table that follows are made at a specific point in time based on available information. Discussion regarding the assumptions used to compute estimated fair value can be found in note 22 to the consolidated financial statements included in our 2009 Annual Report on Form 10-K.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 18 - Fair Value Measurements, Continued

The carrying and estimated fair values of our financial instruments are as follows:

	At March 31, 2010		At December 31, 2009
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$56,470	$56,470	$7,977	$7,977
Securities held to maturity, net	491,067	488,541	634,856	630,554
FRB and FHLB stock	9,989	9,989	10,708	10,708
Loans receivable, net	1,605,840	1,631,702	1,653,524	1,655,591
Loan fees receivable	7,335	5,998	7,890	6,221
Accrued interest receivable	10,211	10,211	11,196	11,196
Financial Liabilities:
Deposits	1,926,772	1,985,705	2,029,984	2,088,502
Borrowed funds plus accrued interest payable	103,060	102,764	118,552	118,524
Accrued interest payable on deposits	4,102	4,102	6,201	6,201
Off-Balance Sheet Instruments: commitments to lend	217	217	267	267

Note 19 - Recent Accounting Standards Update

In January 2010, the FASB issued ASU No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which updated the Codification on accounting for distributions to shareholders that offers them the ability to elect to receive their entire distribution in cash or stock with a potential limitation on the total amount of cash that all shareholders can receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. The new guidance is effective for interim and annual periods after December 15, 2009, and would be applied on a retrospective basis. The adoption of this guidance did not have any effect on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 “Improving Disclosures About Fair Value Measurements,” which amends the guidance for fair value measurements and disclosures. The guidance in ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, ASU 2010-06 requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for our financial statements effective interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective January 1, 2011 and for interim periods thereafter. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The adoption of this guidance is not expected to significantly impact our annual and interim financial statement disclosures and will not have any impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for companies that are subject to the periodic reporting requirements of the Exchange Act to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting principals (“U.S. GAAP”). The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. The adoption of this guidance did not have a material effect on our consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 19 - Recent Accounting Standards Update, Continued

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815),” which clarifies that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective for us on July 1, 2010. Early adoption is permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this guidance. The adoption of this guidance is not expected to have any impact on our consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, P.A., P.C., our independent registered public accounting firm, has made a limited review of our financial data as of March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith, P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of March 31, 2010 and the related condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2010, we, based on our audit expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith, P.A., P.C.

HACKER, JOHNSON & SMITH, P.A., P.C.

Tampa, Florida

April 28, 2010

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s discussion of financial condition and results of operations of Intervest Bancshares Corporation and Subsidiaries that follows should be read in conjunction with the accompanying quarterly condensed consolidated financial statements in this report on Form 10-Q as well as our entire 2009 annual report on Form 10-K.

Intervest Bancshares Corporation has two wholly owned consolidated subsidiaries, Intervest National Bank and Intervest Mortgage Corporation. These entities may be referred to individually as “IBC,” “INB” and “IMC,” respectively, in this report. IBC also has four wholly owned unconsolidated subsidiaries, Intervest Statutory Trust II, III, IV and V, all of which were formed at various times in connection with the issuance of trust preferred securities.

References in this report to “we,” “us” and “our” refer to Intervest Bancshares Corporation and its consolidated subsidiaries, unless otherwise specified. For a detailed discussion of our business, see note 2 to the condensed consolidated financial statements included in this report. Our business is also affected by various risk factors that are disclosed in the “Risk Factors” section of our 2009 Annual Report where such factors are discussed on pages 27 through 35, and updated for any new or material changes in such factors in Item 1A of Part II of this report.

Critical Accounting Policies

We consider our critical accounting policies to be those that relate to the determination of our: allowance for loan losses; valuation allowance for real estate losses; and other than temporary impairment charges on our security investments. These three items are considered critical accounting estimates because each is highly susceptible to change from period to period and require us to make numerous assumptions about a variety of information that directly affect the calculation of the amounts reported in the consolidated financial statements. For example, the impact of a large unexpected chargeoff could deplete the allowance for loan losses and potentially require us to record increased loan loss provisions to replenish the allowance, which could negatively affect our operating results and financial condition. A more detailed discussion of the factors and estimates used in computing the above items can be found under the caption “Critical Accounting Policies” on pages 42 to 45 of our 2009 annual report on Form 10-K.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Selected balance sheet information by entity as of March 31, 2010 follows:

($ in thousands)	IBC	INB	IMC	Eliminations (1)	Consolidated
Cash and cash equivalents	$ 6,645	$ 54,773	$ 1,006	$ (5,954)	$ 56,470
Security investments	-	501,056	-	-	501,056
Loans receivable, net of deferred fees	-	1,617,791	16,349	-	1,634,140
Allowance for loan losses	-	(27,750)	(550)	-	(28,300)
Foreclosed real estate, net of valuation allowance	-	56,015	1,843	-	57,858
Investments in consolidated subsidiaries	258,943	-	-	(258,943)	-
All other assets	3,593	58,110	1,368	(38)	63,033
Total assets	$269,181	$2,259,995	$20,016	$(264,935)	$2,284,257
Deposits	$ -	$1,932,727	$ -	$ (5,955)	$1,926,772
Borrowed funds and related interest payable	57,307	45,753	-	-	103,060
All other liabilities	600	41,567	1,021	(37)	43,151
Total liabilities	57,907	2,020,047	1,021	(5,992)	2,072,983
Stockholders’ equity	211,274	239,948	18,995	(258,943)	211,274
Total liabilities and stockholders’ equity	$269,181	$2,259,995	$20,016	$(264,935)	$2,284,257

(1)	All significant intercompany balances and transactions are eliminated in consolidation. Nearly all the amounts arise from intercompany deposit accounts and investments in consolidated subsidiaries.

A comparison of selected consolidated balance sheet information follows:

	At March 31, 2010		At December 31, 2009
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$56,470	2.5%	$7,977	0.3%
Security investments	501,056	21.9	645,564	26.9
Loans receivable, net of deferred fees and loan loss allowance	1,605,840	70.3	1,653,524	68.9
Foreclosed real estate	57,858	2.5	31,866	1.3
All other assets	63,033	2.8	62,273	2.6
Total assets	$2,284,257	100.0%	$2,401,204	100.0%
Deposits	$1,926,772	84.4%	$2,029,984	84.5%
Borrowed funds and related interest payable	103,060	4.5	118,552	5.0
All other liabilities	43,151	1.9	38,614	1.6
Total liabilities	2,072,983	90.8	2,187,150	91.1
Stockholders’ equity	211,274	9.2	214,054	8.9
Total liabilities and stockholders’ equity	$2,284,257	100.0%	$2,401,204	100.0%

General

Total assets at March 31, 2010 were $2.28 billion compared to $2.40 billion at December 31, 2009, reflecting a decrease in security investments and loans receivable, partially offset by an increase in overnight investments and foreclosed real estate. Primarily as a result of higher regulatory capital requirements applicable to INB, INB reduced its balance sheet during the first quarter of 2010 by decreasing its aggregate deposits, borrowings and new loan originations and investment purchases. INB plans to reduce its deposits further during the remainder of 2010 and expects to fund the deposit reductions mainly through the expected calls of its agency security investments.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. Cash and cash equivalents increased to $56 million at March 31, 2010 from $8 million at December 31, 2009. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Security Investments

Security investments consist of securities held to maturity and Federal Reserve Bank (FRB) and Federal Home Loan Bank of New York (FHLB) stock.

Securities are classified as held to maturity and are carried at amortized cost when we have the intent and ability to hold them to maturity. Such investments, all of which are held by INB, decreased to $491 million at March 31, 2010, from $635 million at December 31, 2009. The decrease reflected an aggregate of $214 million of calls, $2.9 of maturities and a $24.1 million transfer to the available for sale portfolio, exceeding $97.4 million of new purchases during the quarter. A portion of the resulting proceeds was used to fund deposit outflow and the repayment of FHLB borrowings.

In March 2010, securities held to maturity with a total carrying value of $24.1 million (and an estimated fair value of $24.8 million) were transferred to the available-for-sale category and promptly sold. A gross realized gain of $0.7 million was realized from this transaction. The securities sold consisted of INB’s entire portfolio of non-callable, fixed-rate U.S. government agency securities that were scheduled to mature at various times from 2011 through 2013. This transaction was undertaken to enhance INB’s capital levels in response to the higher regulatory capital requirements for INB. At March 31, 2010, there were no securities classified as available for sale.

At March 31, 2010, securities held to maturity consisted of investment grade rated debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $486 million and noninvestment grade rated corporate securities (consisting of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry) totaling $5.2 million. As discussed in more detail in note 3 to the condensed consolidated financial statements, INB has recorded impairment charges on these trust preferred security investments.

At March 31, 2010, the held to maturity portfolio had a weighted-average yield of 2.58% and a weighted-average remaining maturity of 4.4 years, compared to 2.73% and 4.5 years, respectively, at December 31, 2009. Nearly all of the securities have fixed interest rates or have predetermined rate increases, and have call features that allow the issuer to call the security before its stated maturity without penalty. Over the next twelve months, a total of approximately $310 million in securities could potentially be called assuming interest rates remain at current levels, a large portion of which would then be reinvested in similar securities.

At March 31, 2010 and December 31, 2009, the held-to-maturity portfolio’s estimated fair value was $489 million and $631 million, respectively. At March 31, 2010, the portfolio had a net unrealized loss of $2.5 million, compared to a net unrealized loss of $4.3 million at December 31, 2009. See note 3 to the condensed consolidated financial statements for information on and a discussion of unrealized losses.

In order for INB to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), INB maintains an investment in the capital stock of each entity, which amounted to $4.7 million and $5.3 million, respectively, at March 31, 2010. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was 5.60% for the most recent quarter. The total required investment, which amounted to $10.0 million at March 31, 2010, compared to $10.7 million at December 31, 2009, fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

Loans Receivable, Net of Deferred Fees

Total loans receivable, net of unearned fees, amounted to $1.63 billion at March 31, 2010, a $52 million decrease from $1.68 billion at December 31, 2009. The decrease was due to an aggregate of $33.7 million of principal repayments, $28.0 million of loans transferred to foreclosed real estate and $14.0 million of loan chargeoffs exceeding $23.0 million of new loan originations that were primarily secured by multifamily real estate.

The new originations are nearly all fixed-rate loans with a weighted-average yield and term of 6.15% and 4.7 years, respectively. The terms of the loans have largely been a function of the demand by borrowers for longer-term, fixed-rate product that has been driven by the historically low interest rate environment. We expect this demand for longer-term, fixed-rate product to continue for the foreseeable future. Fixed-rate loans constituted approximately 77% of the consolidated loan portfolio at March 31, 2010, up from 76% at December 31, 2009.

The consolidated loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self storage facilities and vacant land). At March 31, 2010, such loans consisted of 644 loans with an aggregate principal balance of $1.64 billion and an average loan size of $2.5 million. Loans with principal balances of more than $10 million consisted of 16 loans or $225 million, with the largest loan being $20.4 million. Loans with principal balances of $5 million to $10 million consisted of 74 loans and aggregated to $492 million.

Nonaccrual and Restructured (Impaired) Loans

Nonaccrual loans decreased to $96.2 million (32 loans) at March 31, 2010, from $123.9 million (34 loans) at December 31, 2009. The decrease was due to chargeoffs of loan principal of $14.0 million, repayments of $12.1 million and transfers to foreclosed real estate of $28.0 million, partially offset by new nonaccrual loans of $26.4 million during the quarter. Nonaccrual loans are considered impaired under GAAP. At March 31, 2010 and December 31, 2009, a specific valuation allowance (included as part of the overall allowance for loan losses) in the amount of $6.1 million and $11.6 million, respectively, was maintained on nonaccrual loans.

At March 31, 2010 and December 31, 2009, there were two loans totaling $3.6 million and two loans totaling $6.8 million, respectively, that were classified as ninety days past due and still accruing interest. These loans were past their maturity date but the borrowers were making monthly loan payments.

At March 31, 2010 and December 31, 2009, we also had $116.9 million and $97.3 million, respectively, of accruing loans on which INB has granted certain concessions to provide payment relief to the borrower. These concessions generally consist of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments. These loans are considered troubled debt restructurings (TDRs). TDRs are also considered impaired under GAAP. An additional specific valuation allowance of $4.9 million and $2.2 million was maintained on TDRs at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010 there were an additional $10.1 million of loans for which there were concerns regarding the ability of the borrowers to meet existing repayment terms. Such potential problem loans are normally classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loan. Such loans may never become delinquent, nonaccrual or impaired. Potential problem loans are considered in the determination of the overall adequacy of the allowance for loan losses.

Nonaccrual loans are detailed in the table that follows:

($ in thousands)				Nonaccrual	Principal Balance as of:
Property Type	City	State	Lender	Date	Mar 31, 2010	Dec 31, 2009	Notes
Hotel	St. Augustine	Florida	INB	Jun 2007	$ 13,869	$ 13,000	(1)
Retail	Flushing	New York	INB	Aug 2008	13,060	13,060	(2)
Undeveloped Land	Long Island City	New York	INB	Mar 2008	9,600	11,001	(3)
Multifamily	Philadelphia	Pennsylvania	INB	Sep 2009	-	9,512	(4)
Mixed Use	New York	New York	INB	Nov 2008	-	8,104	(5)
Multifamily	Tampa	Florida	INB	Oct 2008	-	7,475	(4)
Hotel	Clearwater	Florida	INB	Nov 2008	-	6,954	(6)
Multifamily	Brooklyn	New York	INB	Sep 2009	6,443	6,457	(9)
Office Building	Staten Island	New York	INB	May 2008	6,150	6,150	(9)
Office Building	Coral Spring	Florida	INB	Jan 2010	5,625	-
Multifamily	New York	New York	INB	Mar 2010	4,860	-
Multifamily	New York	New York	INB	Mar 2010	4,708	-
Office Building	Miami	Florida	INB	Mar 2010	4,394	-
Retail	Wappinger Falls	New York	INB	Feb 2010	4,142	-
Office Building	East Orange	New Jersey	INB	Mar 2009	2,869	2,869
Multifamily	St. Pete	Florida	INB	Nov 2009	2,863	5,679	(7)
Multifamily	Jacksonville	Florida	INB	Sep 2009	-	4,644	(4)
Hotel	Far Rockaway	New York	INB	Aug 2009	2,274	2,274
Undeveloped Land	Perryville	Maryland	INB	May 2008	2,015	2,015
Multifamily	Cleveland	Ohio	INB	Sep 2009	1,648	3,529	(8)
Mobile Home	Venice	Florida	INB	Aug 2009	-	2,603	(6)
All other nonaccrual loans with individual balances of less than $2 million Various					11,728	18,551
					$96,248	$123,877

(1)

Loan was originated by INB and IMC owns a 40% participation. The loan is secured by a waterfront hotel, restaurant and marina resort. In April 2009, INB and the debtor reached a multi-faceted settlement agreement whereby the loan's principal balance was reduced (charged off by $2.0 million) to a principal amount of $13 million and the debtor paid a portion of outstanding real estate taxes. This agreement was further modified in October 2009 and called for the borrower to begin making new modified loan payments on March 1, 2010. The borrower was required to make escrow payments for real estate taxes, with any previous shortfall to be paid in a lump sum. In February 2010, INB advanced $869,389 for the payment of real estate taxes and such amount was added to the outstanding principal balance of the loan. The total outstanding loan balance at March 31, 2010 is $13.9 million. Additional collateral will be pledged to INB by the borrower to secure the additional advance. A plan of re-organization consistent with the modified agreement has been filed for the approval of the bankruptcy court. The modified loans payments are expected to commence thereafter. This loan will remain on nonaccrual status until a satisfactory payment history has been achieved under the restructured terms.

(2)

The loan is secured by a substantially occupied retail center with 48,000 square feet of net rentable space plus indoor parking for 36 vehicles and additional 11 surface spots. Bank commenced foreclosure. A Receiver has been appointed and is operating the property.

(3)	A $1.4 million loan chargeoff was taken on this loan.

(4)

Loans were transferred to foreclosed real estate at the lower of its carrying value or the estimated fair value of the collateral property less estimated selling costs. A total of $4.2 million of loan chargeoffs were recorded on these three transfers to foreclosed real estate.

(5)	The collateral property was sold to a third party on February 8, 2010 and the loan was paid off in full plus receipt of all nonaccrual interest and late fees.

(6)	Loan was transferred to accruing TDR status due to payment performance under modified terms.

(7)	A $2.8 million loan chargeoff was taken on this loan.

(8)	A $1.9 million loan chargeoff was taken on this loan.

(9)

Loan has been restructured but will be maintained on nonaccrual status and be accounted for on a cash basis until such time the normal payments resume and a satisfactory payment history has been achieved.

The table that follows summarizes nonaccrual loans at March 31, 2010 by collateral type and location.

($ in thousands)
Property Type	NY	FL	NJ	MA	MD	OH	Totals
Retail	$20,330	$-	$1,875	$-	$-	$-	$22,205
Hotel	2,274	13,869	-	-	-	-	16,143
Office Building	6,150	10.019	4,470	-	-		20,639
Warehouse	1,250	-	-	-	-	-	1,250
Mixed Use	767	-	-	-	-	-	767
Mulitifamily	16,902	2,896	709	600	-	1,648	22,755
Undeveloped Land	9,600	-	875	-	2,014	-	12,489
	$57,273	$26,784	$7,929	$600	$2,014	$1,648	$96,248

The table that follows summarizes the change in nonaccrual loans for the quarter ended March 31, 2010.

($ in thousands)	Amount
Balance at December 31, 2009	$123,877
New nonaccrual loans	26,399
Principal repayments	(12,056)
Loan chargeoffs	(13,979)
Loans transferred to foreclosed real estate	(27,993)
Balance at March 31, 2010	$96,248

Allowance For Loan Losses

The allowance for loan losses decreased to $28.3 million at March 31, 2010, from $32.6 million at December 31, 2009. The allowance represented 1.73% of total loans (net of deferred fees) outstanding at March 31, 2010 compared to 1.94% at December 31, 2009. The decrease in the allowance was due to $14.0 million of chargeoffs as a result of declining real estate values, partially offset by a $9.7 million loan loss provision. The provision was attributable to the downgrading of internal risk ratings on various loans and lower estimates of value on a number of collateral properties. At March 31, 2010 and December 31, 2009, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $11.0 million and $13.8 million, respectively, for total nonaccrual and restructured loans, all of which are considered impaired loans.

The following table summarizes the activity in the allowance for loan losses by entity:

($ in thousands)	INB	IMC	IBC	Consolidated
Balance at December 31, 2009	$32,050	$ 590	-	$32,640
Chargeoffs	(13,510)	(469)	-	(13,979)
Provision for loan losses charged to expense	9,210	429	-	9,639
Balance at March 31, 2010	$27,750	$ 550	-	$28,300

The following table sets forth information concerning nonperforming assets at March 31, 2010 by entity:

($ in thousands)	INB	IMC	IBC	Consolidated
Nonaccrual loans	$88,947	$ 7,301	-	$96,248
Real estate acquired through foreclosure	56,015	1,843	-	57,858
Total nonperforming assets	$144,962	$9,144	-	$154,106
Nonperforming assets to total assets	6.41%	45.68%	-	6.75%
Nonaccrual loans to total gross loans	5.47%	44.56%	-	5.87%
Allowance for loan losses to total net loans	1.72%	3.36%	-	1.73%
Allowance for loan losses to nonaccrual loans	31.20%	7.53%	-	29.40%

Real Estate Acquired Through Foreclosure

Real estate properties that we acquire through, or in lieu of, loan foreclosure are held for sale. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan's carrying value at the date of transfer, or the estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, management periodically performs market valuations and the property continues to be carried at the lower of cost or estimated fair value less estimated selling costs. Changes in the valuation allowance of the property are charged to the provision for real estate losses. Revenues and expenses from operations of the property are included in the caption "Real Estate Activities Expense."

The properties we own are detailed in the table that follows. Most of these properties are being actively marketed for sale and this has prompted investor interest in several properties. Contracts of sale on several properties are being negotiated but no assurance can be given as to the timing of any sale. In April 2010, IMC sold the one property it owns (an office building in Brooklyn, New York) for total proceeds of $1.8 million.

Real estate acquired through foreclosure is detailed as follows:

					Net carrying value (1)
($ in thousands)					At March 31,	At December 31,
Property Type	City	State	Owned By	Acquired	2010	2009
Undeveloped land	North Fort Myers	Florida	INB	May 2008	$ 2,395	$ 2,395
Undeveloped land	Hollywood	Florida	INB	Feb 2008	3,821	3,821
Office building	Brooklyn	New York	IMC	Sep 2008	1,843	2,112
Undeveloped land	Hollywood	Florida	INB	Jan 2009	709	709
Hotel	Orlando	Florida	INB	Apr 2009	5,924	5,924
Office Building	Yonkers	New York	INB	Aug 2009	2,112	2,158
Multifamily	Austell	Georgia	INB	Sep 2009	4,500	4,757
Multifamily	Melbourne	Florida	INB	Sep 2009	7,556	8,256
Office Building	Oakland Park	Florida	INB	Sep 2009	1,196	1,196
Undeveloped land	Carrabelle	Florida	INB	Dec 2009	538	538
Multifamily	Jacksonville	Florida	INB	Feb 2010	4,272	-
Multifamily	Tampa	Florida	INB	Feb 2010	4,500	-
Undeveloped land	Long Island City	New York	INB	Mar 2010	688	-
Multifamily	Philadelphia	Pennsylvania	INB	Mar 2010	7,968	-
Office Building	Cincinnati	Ohio	INB	Mar 2010	9,836	-
					$ 57,858	$31,866
(1)

Net carrying value is reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure. The total valuation allowance amounted to $4.8 million and $2.8 million at March 31, 2010 and December 31, 2009, respectively. See note 6 to the condensed consolidated financial statements in this report.

The following table summarizes the change in foreclosed real estate for the three-months ended March 31, 2010:

($ in thousands)	Amount	Number of Properties
Balance at December 31, 2009	$31,866	10
Transfers from loan portfolio (1)	27,993	5
Writedowns to carrying values subsequent to foreclosure	(2,001)	-
Balance at March 31, 2010	$57,858	15
(1)	At the time of transfer, loan chargeoffs of $4.7 million were taken and charged to the allowance for loan losses.

All Other Assets

All other assets at March 31, 2010 as denoted in the table on page 25 amounted to $63 million and were relatively unchanged from $62 million at December 31, 2009.

Deposits

Deposits decreased to $1.93 billion at March 31, 2010, from $2.03 billion at December 31, 2009, primarily reflecting a decrease of $95 million in certificate of deposit accounts consistent with INB's strategy to shrink its balance sheet. At March 31, 2010, certificate of deposit accounts totaled $1.41 billion, and checking, savings and money market accounts aggregated to $512 million. The same categories of deposit accounts totaled $1.51 billion and $520 million, respectively, at December 31, 2009. Certificate of deposit accounts represented 73% of total consolidated deposits at March 31, 2010, compared to 74% at December 31, 2009. At March 31, 2010 and December 31, 2009, certificate of deposit accounts included $160 million and $170 million of brokered deposits, respectively.

Borrowed Funds and Related Interest Payable

Borrowed funds and related interest payable decreased to $103 million at March 31, 2010, from $119 million at December 31, 2009, due to the maturity and repayment of $16 million of FHLB borrowings.

All Other Liabilities

All other liabilities at March 31, 2010 as denoted in the table on page 25 increased to $43 million from $39 million at December 31, 2009, primarily due to an increase in mortgage escrow funds payable.

Stockholders’ Equity

The following table sets forth the change in stockholders’ equity:

		Outstanding
($ in thousands, except per share amounts)	Amount	Class A Shares	Class B Shares	Total Shares	Amount Per Share
Common stockholders’ equity at December 31, 2009	$190,588	7,690,812	580,000	8,270,812	$23.04
Net loss available to common stockholders	(2,887)	-	-	-	(0.35)
Compensation from stock options	10	-	-	-	-
Common stockholders’ equity at March 31, 2010	$187,711	7,690,812	580,000	8,270,812	$22.69
Preferred stockholder’s equity at December 31, 2009 (1)	$23,466
Amortization of preferred stock discount	97
Preferred stockholder’s equity at March 31, 2010	$23,563
Total stockholders’ equity at March 31, 2010	$211,274

(1)

On December 23, 2008, IBC sold to the United States Department of the Treasury 25,000 shares of IBC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. The total investment was allocated between preferred and common equity as described in more detail in note 13 to the condensed consolidated financial statements in this report.

Comparison of Results of Operations for the Quarters Ended March 31, 2010 and 2009

Overview

We reported a net loss for the first quarter of 2010 (“Q1-10”) of $2.9 million, or $0.35 per diluted common share, compared to net income of $0.5 million, or $0.06 per share, for the first quarter of 2009 (“Q1-09”). Our operating results have been affected by the weak economy, high unemployment, increased office and retail vacancy rates and an increasing supply of distressed properties for sale in the marketplace at discounted prices, all of which have significantly reduced commercial and multifamily real estate values both nationally and in our lending areas. The net loss for Q1-10 was driven by a $7.8 million increase in the provision for loan losses and a $1.7 million increase in noninterest expenses. The total of these items was partially offset by a $3.2 million increase in net interest and dividend income, a $0.4 million increase in noninterest income and a $2.5 million decrease in the provision for income tax expense.

Selected information regarding our results of operations by entity follows:

					Consolidated
($ in thousands)	INB	IMC	IBC	Elim(1)	Q1-2010	Q1-2009
Interest and dividend income	$29,459	$ 175	$ 17	$ (20)	$29,631	$30,679
Interest expense	16,647	-	514	(20)	17,141	21,389
Net interest and dividend income (expense)	12,812	175	(497)	-	12,490	9,290
Provision (credit) for loan losses	9,210	429	-	-	9,639	1,857
Noninterest income	509	3	82	(82)	512	73
Noninterest expenses	7,087	439	222	(82)	7,666	5,939
Earnings (loss) before taxes	(2,976)	(690)	(637)	-	(4,303)	1,567
Provision (credit) for income taxes	(1,216)	(317)	(292)	-	(1,825)	672
Net earnings (loss) before preferred dividend requirements	(1,760)	(373)	(345)	-	(2,478)	895
Preferred dividend requirements (2)	-	-	(409)	-	(409)	(405)
Net earnings (loss) available to common stockholders	(1,760)	(373)	(754)	-	(2,887)	490
Intercompany dividends	-	-	-	-	-	-
Net earnings (loss) after intercompany dividends	$ (1,760)	$ (373)	$ (754)	-	$(2,887)	490
Net earnings (loss) after intercompany dividends for Q1-09	$ 872	$ (632)	$ 250	$ -	$ 490
(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management agreements.
(2)	Represents the total of accrued dividends (5%) on $25 million of cumulative Series A preferred stock held by U.S. Treasury and amortization of related preferred stock discount.

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

Our net interest and dividend income increased to $12.5 million in Q1-10 from $9.3 million in Q1-09, reflecting an improved net interest margin. The margin increased to 2.23% in Q1-10 from 1.67% in Q1-09, primarily due to lower rates paid on deposits, the early retirement of higher cost borrowings and the recovery of $0.8 million of nonaccrual interest from the full repayment of a nonaccrual loan. The positive effect of these items was partially offset by calls of higher yielding U.S. government agency security investments (coupled with the reinvestment of the proceeds into similar securities with lower interest rates).

The yield on our average interest-earning assets decreased by 21 basis points to 5.30% in Q1-10, from 5.51% in Q1-09. Our average cost of funds decreased at a faster pace by 93 basis points to 3.36% in Q1-10, from 4.29% in Q1-09.

The following table provides information on our: average assets, liabilities and stockholders’ equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each period divided by average interest-earning assets/interest-bearing liabilities during each period. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each period. The interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin is greater than the interest rate spread due to the additional income earned on those assets funded by non-interest-bearing liabilities, primarily demand deposits and stockholders’ equity.

	For the Quarter Ended
	March 31, 2010			March 31, 2009

($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)

Interest-earning assets:
Loans (1)	$1,680,810	$26,019	6.28%	$1,713,685	$26,284	6.22%
Securities	566,635	3,607	2.58	525,702	4,387	3.38
Other interest-earning assets	19,145	5	0.11	17,212	8	0.19

Total interest-earning assets	2,266,590	$29,631	5.30%	2,256,599	$30,679	5.51%

Noninterest-earning assets	69,002			24,627

Total assets	$2,335,592			$2,281,226

Interest-bearing liabilities:
Interest checking deposits	$ 9,284	$ 28	1.22%	4,658	$ 20	1.74%
Savings deposits	11,435	31	1.10	8,564	56	2.65
Money market deposits	495,024	1,574	1.29	376,312	2,505	2.70
Certificates of deposit	1,445,389	14,515	4.07	1,499,240	17,040	4.61

Total deposit accounts	1,961,132	16,148	3.34	1,888,774	19,621	4.21
FHLB advances	52,161	476	3.70	50,500	481	3.86
Debentures and related interest payable	-	-	-	24,077	477	8.03
Debentures - capital securities	56,702	514	3.68	56,702	807	5.77
Mortgage note payable	165	3	7.37	182	3	6.68

Total borrowed funds	109,028	993	3.69	131,461	1,768	5.45

Total interest-bearing liabilities	2,070,160	$17,141	3.36%	2,020,235	$21,389	4.29%

Noninterest-bearing deposits	3,396			3,029
Noninterest-bearing liabilities	47,801			45,803
Preferred stockholder’s equity	23,530			23,144
Common stockholders’ equity	190,705			189,015

Total liabilities and stockholders’ equity	$2,335,592			$2,281,226

Net interest and dividend income/spread		$ 12,490	1.94%		$ 9,290	1.22%

Net interest-earning assets/margin (3)	$ 196,430		2.23%	$ 236,364		1.67%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.10			1.12

Other Ratios:
Return on average assets (2)	-0.42%			0.16%
Return on average common equity (2)	-5.20%			1.89%
Noninterest expense to average assets (2)	1.31%			1.04%
Efficiency ratio (4)	36%			54%
Average stockholders’ equity to average assets	9.17%			9.30%

(1)	Includes average nonaccrual loans of $105.6 million in the 2010 period and $114.4 million in the 2009 period.

Interest not accrued on such loans and excluded from the table totaled $1.3 million in the 2010 period and $2.3 million in the 2009 period.

(2)	Annualized.

(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income.

Inclusive of income from loan prepayments, the margin would compute to 2.32% and 1.68% for the 2010 and 2009 period, respectively.

(4)	Defined as noninterest expenses (excluding the provision for loan losses and real estate expenses) as a percentage of net interest and dividend income plus noninterest income.

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

	For the Quarter Ended March 31, 2010 vs. 2009
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$ 257	$ (511)	$ (11)	$ (265)
Securities	(1,051)	346	(75)	(780)
Other interest-earning assets	(3)	1	(1)	(3)
Total interest-earning assets	(797)	(164)	(87)	(1,048)
Interest-bearing liabilities:
Interest checking deposits	(6)	20	(6)	8
Savings deposits	(33)	19	(11)	(25)
Money market deposits	(1,326)	801	(406)	(931)
Certificates of deposit	(2,024)	(621)	120	(2,525)
Total deposit accounts	(3,389)	219	(303)	(3,473)
FHLB advances	(20)	16	(1)	(5)
Debentures and accrued interest payable	-	(483)	6	(477)
Debentures - capital securities	(296)	-	3	(293)
Mortgage note payable	-	-	-	-
Total borrowed funds	(316)	(467)	8	(775)
Total interest-bearing liabilities	(3,705)	(248)	(295)	(4,248)
Net change in interest and dividend income	$ 2,908	$ 84	$ 208	$ 3,200

Provision for Loan Losses

The provision for loan losses increased to $9.7 million in Q1-10 from $1.9 million in Q1-09. The increase was attributable to the downgrading of internal risk ratings on various loans and lower estimates of value on a number of collateral properties. During Q1-10, we charged off a total of $14.0 million of loan principal as a result of declining real estate values.

Noninterest Income

Noninterest income increased to $0.5 million in Q1-10 from $0.1 million in Q1-09, primarily due to $0.4 million of fees from the full repayment of the nonaccrual loan noted earlier. As detailed in note 3 to the condensed consolidated financial statements in this report, INB also realized a gain of $0.7 million in Q1-10 from the sale of securities available for sale which was offset by a $0.2 million increase security impairment charges and a $0.4 million increase in the loss from the early call of investment securities. This loss represents the acceleration of purchase premiums associated with securities that were called.

Noninterest Expenses

Noninterest expenses increased to $7.6 million in Q1-10 from $5.9 million in Q1-09. The increase was due to a $1.9 million increase in the provision for losses on real estate owned through foreclosure, a $0.4 million increase in FDIC insurance expense due to higher premium rates imposed on all FDIC insured banks, a $0.2 million increase in regulatory and professional fees and a $0.2 million increase in expenses associated with nonperforming assets. The aggregate of these items was partially offset by a $1.0 million loss Q1-09 that did not recur in Q1-10 from the early retirement of higher cost borrowings. This loss represents unamortized debenture issuance costs that were expensed upon early repayment. The provision for real estate losses was a function of lower estimated real estate values, particularly for properties INB owns in Florida.

Provision for Income Taxes

We recorded an income tax benefit of $1.8 million in Q1-10 due to the consolidated pretax loss, compared to $0.7 million of income tax expense in Q1-09. Our effective tax rate was 42% in Q1-10, compared to 43% in Q1-09.

Off-Balance Sheet and Other Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financing needs of our customers. For a further information on and discussion of these financial instruments, see note 15 to the condensed consolidated financial statements included in this report.

Liquidity and Capital Resources

General. We manage our liquidity position on a daily basis to assure that funds are available to meet our operating requirements, loan and investment commitments, deposit withdrawals and debt service obligations. Our primary sources of funds currently consist of the following: retail deposits obtained through INB’s branch offices and the mail; principal repayments of loans; maturities and calls of securities; borrowings from the federal funds market and through FHLB advances; brokered deposits; and cash flow provided by operating activities. For detail concerning our actual cash flows, see the condensed consolidated statements of cash flows included in this report.

Intervest National Bank. INB’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its loans and the rates offered on its deposits. INB needs to pay competitive interest rates to attract and retain deposits to fund its loan originations. Primarily as a result of higher regulatory capital requirements applicable to INB, INB reduced its balance sheet during the first quarter of 2010 by decreasing its aggregate deposits, borrowings and new loan originations and investment purchases. INB plans to reduce its deposits further during the remainder of 2010 and expects to fund the deposit reductions mainly through the expected calls of its agency security investments.

INB relies heavily on certificates of deposit (time deposits) as its main source of funds. Consolidated deposits amounted to $1.93 billion at March 31, 2010 and time deposits represented 73% or $1.41 billion of those deposits, down slightly from 74% at December 31, 2009. Time deposits of $100,000 or more at March 31, 2010 totaled $662 million, compared to $693 million at December 31, 2009, and included $160 million and $170 million of brokered deposits at each date, respectively. Brokered deposits had a weighted-average remaining term and stated interest rate of 3.2 years and 4.96%, respectively, at March 31, 2010 and $21.5 million of those deposits mature by March 31, 2011. INB’s brokered deposits are sold by investment firms, which are paid a fee by INB for placing the deposit. INB must maintain its regulatory capital levels above its minimum requirements (see the section “Regulatory Capital” that follows) in order to solicit and accept, renew or roll over any brokered deposit without restriction. Additionally, INB has agreed with its primary regulator not to have its total brokered deposits exceed 10% of INB’s total deposits without obtaining prior approval of the OCC. Time deposits are the only deposit accounts offered by INB that have stated maturity dates. At March 31 2010, $507 million, or 36%, of INB’s total time deposits (inclusive of brokered deposits) mature by March 31, 2011. INB expects to retain or replace a significant portion of such deposits.

INB also borrows funds on an overnight or short-term basis to manage its liquidity needs. At March 31, 2010, INB had agreements with correspondent banks whereby it could borrow up to $38 million on an unsecured basis. As a member of the FHLB of New York and FRB of New York, INB can also borrow from these institutions on a secured basis. At March 31, 2010, INB had $45.5 million of FHLB advances outstanding, of which $20.0 million matures in 2010 and the remainder matures at various times through September 2013. At March 31, 2010, INB had available collateral consisting of investment securities and certain pledged loans to support additional total secured borrowings of $482 million if needed. INB expects to have the flexibility to either repay or rollover its outstanding borrowings as they mature. In 2010, INB expects to pledge additional loans as collateral to increase its borrowing capacity with the FHLB.

INB invests in U.S. government agency debt obligations to emphasize safety and liquidity. All of INB’s security investments are classified as held to maturity, and nearly all have call features that allow the issuer to call the security at par value before their stated maturity and without penalty. At March 31 2010, the securities held to maturity portfolio had a weighted-average remaining stated maturity of 4.4 years and $19 million, or 3.9%, contractually matures by March 31, 2011, which excludes potential calls. Over the next twelve months, a total of approximately $310 million in securities could potentially be called assuming interest rates remain at current levels, a large portion of which would then be reinvested in similar securities. INB’s current goal is to target its loan-to-deposit ratio in a range from 75% to 85%. This ratio was 81% at March 31, 2010, compared to 79% at December 31, 2009.

INB had cash and short-term investments totaling $55 million at March 31, 2010 and $220 million of its loan portfolio (excluding nonaccrual loans) matures by March 31, 2011. INB expects to extend or refinance a large portion of these maturing loans. At March 31, 2010, INB had commitments to lend of $12 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described above.

Intervest Bancshares Corporation. IBC’s historical sources of funds have been derived from the following: interest income from short-term investments; monthly dividends from INB; and monthly management fees from IMC and INB for providing these subsidiaries with certain administrative services. IBC’s historical sources of working capital have been derived from the issuance of its common stock through public offerings, exercise of common stock warrants and conversion of debentures; the issuance of trust preferred securities through its wholly owned business trusts; the issuance of its preferred stock to the U.S Treasury and the direct issuance of other subordinated debentures to the public. At March 31, 2010, IBC had cash and short-term investments totaling $6.6 million. In March 2010, IMC distributed $2.0 million of cash to IBC, which was redeployed by IBC as an additional capital investment in INB.

IBC, through its wholly owned business trusts, also has $56.7 million of trust preferred securities outstanding and $55.0 million (representing outstanding debentures net of IBC’s common stock investments in the trusts) qualified for and are included in IBC’s regulatory Tier 1 capital. The proceeds from these securities have also been invested in INB at various times through capital contributions. At March 31, 2010, the trust preferred securities contractually mature at various times through 2036 and had interest rates as follows: $45 million had variable rates that reset quarterly based on 3 month libor plus an additional predetermined spread ranging from 240 to 295 basis points, and the remaining $10 million was fixed at 6.83% until September 16, 2011, and thereafter reverts to a variable rate that resets quarterly based on 3 month libor plus an additional 165 basis points.

Prior to January 1, 2010, INB paid cash dividends to IBC for the dividend requirements on IBC’s Series A Preferred Stock owned by the U.S Treasury and for the debt service on IBC’s outstanding trust preferred securities. In Q1-10, INB and IBC did not declare or pay any dividends as discussed below.

In February 2010, the FRB, IBC’s primary regulator, informed IBC that it may not, without the prior approval of the FRB, pay dividends on or redeem its capital stock, pay interest on or redeem its trust preferred securities, or incur new debt. Consistent with this requirement, IBC has deferred the payment of its regular quarterly cash dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Preferred Stock”), issued to the United States Department of the Treasury (“Treasury”) in connection with IBC participation in TARP. Under the terms of the Preferred Stock, the Preferred Stock is entitled to a quarterly dividend at the rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year. Dividends need not be declared and paid, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the Preferred Stock. Because the Preferred Stock dividend is cumulative, the dividend will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income available to common stockholders for financial statement purposes.

IBC has also exercised its right to defer regularly scheduled interest payments on its $55 million of junior subordinated notes relating to its outstanding trust preferred securities. IBC has the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective statutory trusts, which are wholly owned subsidiaries of IBC that were formed to issue the trust preferred securities, have likewise suspended the declaration and payment of dividends on the trust preferred securities. The regularly scheduled interest payments continue to be accrued for payment in the future and reported as an interest expense for financial statement purposes.

In January 2010, INB was also informed by it primary regulator, the OCC, that it is not permitted to pay any cash dividends to IBC. INB has accordingly suspended its cash dividend payments to IBC. The interest and preferred dividend payments referred to above will resume at such times both IBC and INB are permitted to do so and upon the determination that such payments are consistent with IBC’s and INB’s overall financial performance and capital requirements.

Other. Additional information regarding security investments, time deposits and borrowings, including interest rates and maturity dates, can be found in notes 3, 7, 8, 9 and 10 of the notes to the condensed consolidated financial statements included in this report. IBC, INB and IMC each consider their current liquidity and sources of funds sufficient to satisfy their outstanding lending commitments and maturing liabilities, if any.

We are not aware of any trends, known demand, commitments or uncertainties other than those discussed above or elsewhere in this report that are expected to have a material impact on future operating results, liquidity or capital resources of each entity. However, there can be no assurances that adverse conditions may not arise in the credit and capital markets that would adversely impact our liquidity and ability to raise funds (either through attracting deposits, from borrowings or sales of assets) to meet our operations and satisfy our outstanding lending commitments and maturing liabilities or raise new working capital if needed.

In light of the higher capital requirements applicable to INB and taking into account our current level of nonperforming assets, we are currently exploring capital raising alternatives. To this end, at IBC’s Annual Meeting of Stockholders to be held on May 26, 2010, IBC is asking its common shareholders to vote on a proposal to amend its Certificate of Incorporation to increase the number of its shares of Class A common stock that it is authorized to issue from 12 million to 62 million, and on a proposal to authorize IBC to issue shares in one or more non-public offerings in accordance with Nasdaq Rule 5635. It should be noted that we currently do not have any binding agreements, arrangements, commitments or understandings with respect to any issuance of any of the additional shares of our Class A common stock that would be authorized upon approval of these proposals. Furthermore, there can be no assurance that we will be able to raise additional capital or that such capital would be available to us on satisfactory terms and conditions.

Regulatory Capital

INB is subject to various regulatory capital requirements. As discussed beginning on page 19 of our 2009 Annual Report on Form 10-K, the Federal Deposit Insurance Corporation (FDIC) and other bank regulatory agencies use five capital categories ranging from well capitalized to critically undercapitalized to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premiums. These categories involve quantitative measures of a bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and discretionary actions by the regulators that, if undertaken, could have a direct material effect on INB’s and our financial statements.

Regulations require banks to maintain regulatory defined minimum Tier 1 leverage and Tier 1 and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. At March 31, 2010, INB maintained its capital at levels to be classified as a well-capitalized institution under the regulatory framework for prompt corrective action, which requires minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. In April 2009, INB agreed with the OCC, its primary regulator, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%. It is possible that even higher capital requirements may be imposed in the future by INB’s regulators or IBC’s regulators.

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

Information regarding regulatory capital and related ratios is summarized as follows:

	INB		IBC Consolidated
($ in thousands)	At March 31, 2010	At December 31, 2009	At March 31, 2010	At December 31, 2009
Tier 1 Capital (1)	$239,948	$239,698	$266,274	$269,054
Tier 2 Capital	22,993	23,541	23,265	23,827
Total risk-based capital	$262,941	$263,239	$289,539	$292,881
Net risk-weighted assets	$1,834,686	$1,874,750	$1,856,159	$1,897,331
Average assets for regulatory purposes	$2,311,921	$2,384,842	$2,335,592	$2,408,538
Tier 1 capital to average assets	10.38%	10.05%	11.40%	11.17%
Tier 1 capital to risk-weighted assets	13.08%	12.79%	14.35%	14.18%
Total capital to risk-weighted assets	14.33%	14.04%	15.60%	15.44%

(1) IBC’s consolidated Tier 1 capital includes $55 million of qualifying trust preferred securities, which represent outstanding debentures issued to Intervest Statutory Trust II, III, IV and V by IBC, net of the IBC’s investments in those trusts. The inclusion of these securities in Tier 1 capital is currently limited to 25% of core capital elements, as defined in the FDIC regulations. Tier 1 capital also includes $25 million of cumulative perpetual preferred stock sold to the U.S. Treasury for which there is no limit.

At March 31, 2010 and December 31, 2009, INB and IBC met their capital adequacy requirements. As of the date of filing of this report on Form 10-Q, management is not aware of any conditions or events that would have changed INB’s or IBC’s compliance with each of its regulatory capital requirements.

On March 31, 2011, new limits will take effect on the inclusion of trust preferred securities and other restricted core capital elements in Tier 1 capital of all bank holding companies (BHCs). Until the new effective date in 2011, all BHCs may include cumulative perpetual preferred stock and trust preferred securities in Tier 1 capital up to 25 percent of total core capital elements (excluding senior preferred stock issued to the U.S. Treasury, all of which qualifies as Tier 1 capital without restriction).

See pages 61 and 62 of our 2009 Annual Report on Form 10-K for a more detailed discussion of the new requirements and note 16 to the condensed consolidated financial statements in this report for additional information on capital and other regulatory matters.

Asset and Liability Management

Our interest rate risk arises from differences in the repricing of our assets and liabilities within a given time period. The primary objective of our asset/liability management strategy is to limit, within established guidelines, the adverse effect of changes in interest rates on our net interest income and capital. We have never engaged in trading or hedging activities, nor invested in interest rate derivatives or entered into interest rate swaps. We use “gap analysis,” which measures the difference between our interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor our interest rate sensitivity. For a discussion of gap analysis, including the factors that affect its computation and results, see pages 62 to 64 of our 2009 Annual Report on Form 10-K.

At March 31, 2010 and December 31, 2009, our interest-bearing liabilities that were scheduled to mature or reprice within one-year exceeded our interest-earning assets that were scheduled to mature or reprice within one-year. This one-year interest rate sensitivity gap amounted to a negative $591 million, or (25.9)% of total assets, at March 31, 2010, compared to a negative $717 million, or (29.9)% of total assets at December 31, 2009. As a result of the negative one-year gap, our balance sheet is considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

The change in the one-year gap from December 31, 2009 was primarily due to the runoff of deposits accounts and FHLB advances maturing within one year and calls of securities with contractual maturities of greater than one year. INB’s objective is to maintain its deposit rates at levels that will promote a stable deposit base and at the same time adjust to its cash flow needs. Primarily as a result of higher regulatory capital requirements applicable to INB, INB reduced its balance sheet during the first quarter of 2010 by decreasing its aggregate deposits, borrowings and new loan originations and investment purchases.

INB, whose assets represent 99% of consolidated assets, performs an internal analysis which considers interest rate shock scenarios (representing the effects of specific interest rate changes on its net interest income and capital) to its basic one-year gap model as a quantitative tool to measure the amount of INB’s interest rate risk associated with changing market interest rates. Based on the March 31, 2010 negative one-year static gap, adjusted for various assumptions, if market rates were assumed to immediately increase by either 100, 200 or 300 basis points, INB’s annualized net interest income as of March 31, 2010 could be reduced in each scenario by an estimated 10%, 21% and 31%, respectively, if INB had to raise its deposit rates as quickly and in the same magnitude as those assumed in the shock analysis.

It should be noted that for purposes of computing the one-year static interest rate sensitivity gap, all of INB’s deposits with no stated maturities are treated as readily accessible accounts (as noted in footnote 3 to the GAP table), which contributes significantly to the liability sensitive position reported per the one-year gap analysis. However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by INB did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year interest rate sensitivity gap would have been a negative 9.1% at March 31, 2010, compared to a negative 14% at December 31, 2009, which would have resulted in a significantly lower level of perceived interest rate sensitivity when using gap analysis for such measure, and would also significantly reduce the impact noted above of immediate rate shocks on INB’s annualized net interest income.

The table that follows summarizes our interest-earning assets and interest-bearing liabilities as of March 31, 2010, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Loans (1)	$ 115,977	$ 242,082	$ 931,971	$254,741	$1,544,771
Securities held to maturity (2)	35,273	61,733	232,103	158,977	488,086
Short-term investments	35,340	-	-	-	35,340
FRB and FHLB stock	5,306	-	-	4,683	9,989
Total rate-sensitive assets	$ 191,896	$ 303,815	$ 1,164,074	$418,401	$2,078,186
Deposit accounts (3) :
Interest checking deposits	$ 9,071	$ -	$ -	$ -	$ 9,071
Savings deposits	11,360	-	-	-	11,360
Money market deposits	488,460	-	-	-	488,460
Certificates of deposit	145,030	362,246	728,815	178,364	1,414,455
Total deposits	653,921	362,246	728,815	178,364	1,923,346
FHLB advances	5,000	18,000	22,500	-	45,500
Debentures and mortgage note payable (1)	46,392	-	10,310	162	56,864
Accrued interest on all borrowed funds	696	-	-	-	696
Total borrowed funds	52,088	18,000	32,810	162	103,060
Total rate-sensitive liabilities	$706,009	$ 380,246	$ 761,625	$178,526	$2,026,406
GAP (repricing differences)	$(514,113)	$(76,431)	$ 402,449	$239,875	$ 51,780
Cumulative GAP	$(514,113)	$(590,544)	$ (188,095)	$ 51,780	$ 51,780
Cumulative GAP to total assets	(22.5)%	(25.9)%	(8.2)%	2.3%	2.3%

    Significant assumptions used in preparing the gap table above follow:

(1)

  Adjustable-rate loans and debentures payable are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans, debentures payable and FHLB advances are scheduled, including repayments, according to their contractual maturities. Certain debentures that have been identified to be repaid prior to their contractual maturity are scheduled according to the repayment date. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $96.2 million and foreclosed real estate of $57.9 million are also excluded from the table although some portion is expected to return to an interest-earning status in the near term.

(2)

  Securities are scheduled according to the earlier of their contractual maturity or the date in which the interest rate is scheduled to increase. The effects of possible prepayments that may result from the issuer's right to call a security before its contractual maturity date are not considered in the analysis. The net carrying value ($3.0 million) of corporate securities that are on a cash basis of accounting are excluded from the table.

(3)	Interest checking, savings and money market deposits are regarded as readily accessible withdrawable accounts and certificates of deposit are scheduled according to their contractual maturity dates.

Recent Accounting Standards

See note 19 to the condensed consolidated financial statements included in this report for a discussion of this topic.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending, security investing, deposit-taking and borrowing activities. We do not engage in and accordingly have no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of March 31, 2010, which reflect changes in market prices and rates, can be found in note 18 to the condensed consolidated financial statements included in this report.

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

ITEM 4.  Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of our company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Not Applicable

ITEM 1A. Risk Factors

This item requires disclosure of any new or material changes to our risk factors disclosed in our 2009 annual report on Form 10-K, where such factors are discussed on pages 27 through 35. There were no new or material changes to the risk factors during the quarter ended March 31, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  (Removed and Reserved)

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: April 28, 2010	By: /s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Executive Vice President
(Principal Executive Officer)

Date: April 28, 2010	By: /s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)