Form 10-Q
period 2010-06-30
INTERVEST BANCSHARES CORP
filed 2010-07-28
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:
Class A Common Stock, $1.00 par value per share	8,540,812 outstanding as of July 23, 2010
Class B Common Stock, $1.00 par value per share	580,000 outstanding as of July 23, 2010

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

FORM 10-Q

June 30, 2010

Private Securities Litigation Reform Act Safe Harbor Statement

We are making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Words such as “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “assume,” “indicate,” “continue,” “target,” “goal,” and similar words or expressions of the future are intended to identify forward-looking statements. Except for historical information, the matters discussed herein are subject to certain risks and uncertainties that may affect our actual results of operations. The following important factors, among others, could cause actual results to differ materially from those set forth in forward looking statements: changes in general economic conditions and real estate values in our market areas; changes in regulatory policies and enforcement actions; fluctuations in interest rates; demand for loans and deposits; changes in tax laws or the availability of net operating losses, the effects of additional capital, the availability of regulatory waivers; and competition. Reference is made to our filings with the SEC for further discussion of risks and uncertainties regarding our business. Historical results are not necessarily indicative of our future prospects. Our risk factors are disclosed in Item 1A of Part II of this report on Form 10-Q.

PART 1. FINANCIAL INFORMATION - ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At June 30, 2010	At December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$6,237	$6,318
Federal funds sold, commercial paper and other short-term investments	29,298	1,659

Total cash and cash equivalents	35,535	7,977

Securities held to maturity, net (estimated fair value of $620,970 and $630,554, respectively)	621,244	634,856
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	9,846	10,708
Loans receivable (net of allowance for loan losses of $30,350 and $32,640, respectively)	1,365,214	1,653,524
Accrued interest receivable	9,797	11,196
Loan fees receivable	6,032	7,890
Premises and equipment, net	4,762	4,924
Foreclosed real estate (net of valuation allowance of $1,582 and $2,793, respectively)	34,259	31,866
Deferred income tax asset	47,728	18,044
Other assets	30,025	20,219

Total assets	$2,164,442	$2,401,204

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$3,510	$3,429
Interest-bearing deposit accounts:
Checking (NOW) accounts	9,238	9,117
Savings accounts	10,675	11,682
Money market accounts	470,381	496,065
Certificate of deposit accounts	1,358,552	1,509,691

Total deposit accounts	1,852,356	2,029,984

Borrowed funds:
Federal Home Loan Bank advances	40,500	61,500
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	1,222	183
Mortgage note payable	158	167

Total borrowed funds	98,582	118,552

Accrued interest payable on deposits	5,330	6,201
Mortgage escrow funds payable	25,212	24,363
Other liabilities	18,660	8,050

Total liabilities	2,000,140	2,187,150

STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 issued and outstanding)	25	25
Additional paid-in-capital, preferred	24,975	24,975
Preferred stock discount	(1,341)	(1,534)
Class A common stock ($1.00 par value; 62,000,000 shares authorized; 8,540,812 and 8,095,151 shares issued at June 30 and December 31, respectively; and 8,540,812 and 7,690,812 shares outstanding at June 30 and December 31, respectively)	8,541	8,095
Class B common stock ($1.00 par value; 700,000 shares authorized; and 580,000 shares issued and outstanding, respectively)	580	580
Additional paid-in-capital, common	74,923	81,353
Retained earnings	56,599	110,560
Treasury common stock (404,339 shares at December 31, at cost)	—	(10,000)

Total stockholders’ equity	164,302	214,054

Total liabilities and stockholders’ equity	$2,164,442	$2,401,204

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands, except per share data)	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Loans receivable	$24,225	$26,412	$50,244	$52,696
Securities	3,194	4,386	6,801	8,773
Other interest-earning assets	10	6	15	14

Total interest and dividend income	27,429	30,804	57,060	61,483

INTEREST EXPENSE
Deposits	15,103	19,136	31,251	38,757
Subordinated debentures	—	261	—	738
Subordinated debentures - capital securities	529	721	1,043	1,528
Other borrowed funds	432	489	911	973

Total interest expense	16,064	20,607	33,205	41,996

Net interest and dividend income	11,365	10,197	23,855	19,487
Provision for loan losses	87,533	2,686	97,172	4,543

Net interest and dividend (expense) income after provision for loan losses	(76,168)	7,511	(73,317)	14,944

NONINTEREST INCOME
Income from the early repayment of mortgage loans	342	43	840	120
Income from mortgage lending activities	320	264	588	559
Customer service fees	145	114	252	220
Gain from the sales of securities available for sale	—	—	693	—
Loss from early call of investment securities	(271)	(21)	(795)	(106)
Other than temporary impairment of investment securities	(18)	(343)	(548)	(663)

Total noninterest income	518	57	1,030	130

NONINTEREST EXPENSES
Salaries and employee benefits	1,612	1,536	3,230	3,105
Occupancy and equipment, net	436	453	906	987
Data processing	274	275	569	551
Professional fees and services	540	403	1,166	798
Stationery, printing, supplies, postage and delivery	81	89	163	165
FDIC insurance	1,003	2,165	2,169	2,892
General insurance	134	95	268	190
Director and committee fees	76	98	170	193
Advertising and promotion	35	72	58	115
Real estate activities expense	2,121	950	3,097	1,721
Provision for real estate losses	8,520	140	10,521	288
Loss on the early extinguishment of debentures	—	126	—	1,160
All other	139	152	320	328

Total noninterest expenses	14,971	6,554	22,637	12,493

(Loss) earnings before income taxes	(90,621)	1,014	(94,924)	2,581
(Benefit) provision for income taxes	(39,172)	236	(40,997)	908

Net (loss) earnings	(51,449)	778	(53,927)	1,673
Preferred stock dividend requirements and discount amortization	(415)	(409)	(824)	(814)

Net (loss) earnings available to common stockholders	$(51,864)	$369	$(54,751)	$859

Basic (loss) earnings per common share	$(6.02)	$0.04	$(6.48)	$0.10
Diluted (loss) earnings per common share	$(6.02)	$0.04	$(6.48)	$0.10
Cash dividends per common share	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six-Months Ended June 30,
	2010		2009
($ in thousands)	Shares	Amount	Shares	Amount

PREFERRED STOCK
Balance at beginning and end of period	25,000	$25	25,000	$25

ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning and end of period		24,975		24,975

PREFERRED STOCK DISCOUNT
Balance at beginning of period		(1,534)		(1,920)
Amortization of preferred stock discount		193		193

Balance at end of period		(1,341)		(1,727)

CLASS A COMMON STOCK
Balance at beginning of period	8,095,151	8,095	8,095,151	8,095
Issuance of 850,000 shares in a private placement	850,000	850	—	—
Retirement of 404,339 shares of treasury stock	(404,339)	(404)	—	—

Balance at end of period	8,540,812	8,541	8,095,151	8,095

CLASS B COMMON STOCK
Balance at beginning and end of period	580,000	580	580,000	580

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		81,353		81,157
Issuance of 850,000 shares in a private placement, net of stock issuance costs		3,145		—
Retirement of 404,339 shares of treasury stock		(9,596)		—
Compensation expense related to common stock options		21		111

Balance at end of period		74,923		81,268

RETAINED EARNINGS
Balance at beginning of period		110,560		109,062
Net (loss) earnings		(53,927)		1,673
Preferred stock dividends accrued		—		(621)
Reversal of accrued preferred stock dividends		159		—
Preferred stock discount amortization		(193)		(193)

Balance at end of period		56,599		109,921

TREASURY COMMON STOCK
Balance at beginning period	(404,339)	(10,000)	(404,339)	(10,000)
Retirement of 404,339 shares of treasury stock	404,339	10,000	—	—

Balance at end of period	—	—	(404,339)	(10,000)

Total stockholders’ equity at end of period	9,145,812	$164,302	8,295,812	$213,137

Preferred stockholder’s equity	25,000	$23,659	25,000	$23,273
Common stockholders’ equity	9,120,812	140,643	8,270,812	189,864

Total stockholders’ equity at end of period	9,145,812	$164,302	8,295,812	$213,137

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Months Ended June 30,
($ in thousands)	2010	2009
OPERATING ACTIVITIES
Net (loss) earnings	$(53,927)	$1,673
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	193	264
Provision for loan losses	97,172	4,543
Provision for real estate losses	10,521	288
Deferred income tax benefit	(29,684)	(2,141)
Compensation expense related to common stock options	21	111
Amortization of premiums (accretion) of discounts and deferred loan fees, net	188	(1,567)
Other than temporary impairment of investment securities	548	663
Net gain from sales of securities available for sale	(693)	—
Net loss from sale or foreclosed real estate	127	—
Net loss on early extinguishments of debentures	—	1,160
Net increase (decrease) in accrued interest payable on debentures	1,056	(1,517)
Net increase in official checks outstanding	11,074	1,342
Net decrease (increase) in loan fees receivable	1,858	(4)
Net change in all other assets and liabilities	(9,144)	2,391

Net cash provided by operating activities	29,310	7,206

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	392,070	369,198
Purchases of securities held to maturity	(404,926)	(461,454)
Proceeds from sales of securities available for sale	24,772	—
Proceeds from sales of foreclosed real estate	11,911	—
Proceeds from sales of loans	110,001	—
Net decrease (increase) in loans receivable	57,382	(50,889)
Redemptions (purchases) of FRB and FHLB stock, net	862	(1,028)
Purchases of premises and equipment, net	(31)	(10)

Net cash provided by (used in) investing activities	192,041	(144,183)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(177,628)	131,030
Net increase in mortgage escrow funds payable	849	4,986
Net repayments of FHLB advances - original terms of three months or less	(11,000)	—
Net repayments of FHLB advances - original terms greater than three months	(10,000)	—
Principal repayments of debentures and mortgage note payable	(9)	(30,008)
Cash received from issuance of common stock, net of issuance costs	3,995	—
Cash dividends paid to preferred stockholder - U.S. Treasury	—	(493)

Net cash (used in) provided by financing activities	(193,793)	105,515

Net increase (decrease) in cash and cash equivalents	27,558	(31,462)
Cash and cash equivalents at beginning of period	7,977	54,903

Cash and cash equivalents at end of period	$35,535	$23,441

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$33,018	$43,765
Cash paid during the period for income taxes	719	2,713
Loans transferred to foreclosed real estate	30,008	9,421
Preferred stock dividend requirements and amortization of related discount	824	814
Securities held to maturity transferred to securities available for sale	24,079	—
Loans to finance sales of foreclosed real estate	5,056	—
Loans held to maturity transferred to loans available for sale	110,001	—

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

In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change currently relate to the determination of our allowance for loan losses, our valuation allowance for real estate losses, other than temporary impairment assessments of our security investments and the determination of the need for and amount of a valuation allowance for our deferred tax asset. These estimates involve a higher degree of complexity and subjectivity and require assumptions about highly uncertain matters. In our opinion, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period.

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

IBC’s principal operating subsidiary is INB, which accounts for 99% of our total consolidated assets. We expect INB will continue to be our principal operating entity in generating our future business and consolidated results of operations. IMC is currently not conducting new business. IMC’s business had focused on the origination of mortgage loans secured by commercial and multifamily real estate. Its loan originations were funded through the issuance of subordinated debentures in public offerings. At June 30, 2010, IMC had no outstanding debt and its assets totaled $12 million and it had stockholder’s equity of $11 million. In the first half of 2010, IMC distributed $8.6 million of its cash to IBC which was redeployed by IBC as an additional capital investment in INB.

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

Our lending activities are comprised almost entirely of the origination for our loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and some vacant land). Loans in the portfolio had an average life of approximately 3.5 years at June 30, 2010. As a matter of policy, we do not own or originate construction/development loans or condominium conversion loans. We generally lend in geographical areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York and Florida. In addition, our new originations during the last two years have nearly been all fixed-rate loans due to the demand by borrowers for longer-term, fixed-rate product that has been driven by the historically low interest rate environment. We expect this demand for longer-term, fixed-rate product to continue for a period of time and that most of our new loan originations for the remainder of 2010 will have similar terms. Fixed-rate loans constituted approximately 75% of our consolidated loan portfolio at June 30, 2010.

INB’s deposit accounts are solicited from individuals, small businesses and professional firms located throughout our primary market areas in New York and Florida through the offering of a variety of deposit products. INB also uses its internet web site: www.intervestnatbank.com to attract and retain deposit customers from both within and outside its primary market areas.

Due primarily to higher regulatory capital requirements applicable to INB, INB gradually reduced its balance sheet during the first half of 2010 by decreasing its deposit rates and encouraging deposit outflow, repaying borrowed funds as they matured and decreasing new loan originations. INB plans to reduce its deposits further during the remainder of 2010 and expects to fund the deposit reductions mainly through the expected calls of its agency security investments.

Our revenues consist of interest, dividends and fees earned on our interest-earning assets, which are comprised of mortgage loans, securities and other short-term investments, and noninterest income. Our expenses consist of interest paid on our interest-bearing liabilities, which are comprised of deposits, debentures and other borrowings, as well as our operating and general expenses. Our profitability depends primarily on our net interest income, which is the difference between interest income generated from our interest-earning assets and interest expense incurred on our interest-bearing liabilities. Net interest income is dependent upon the interest-rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest-rate spread will generate net interest income. The interest-rate spread is affected by interest rates, deposit flows and loan demand. Our net interest margin improved to 2.19% in the first half of 2010. Our profitability is also affected by the level of our noninterest income and expenses, provision for loan and real estate losses and income tax expense.

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

Our noninterest expenses are derived primarily from the following: salaries and employee benefits; occupancy and equipment; data processing; advertising and promotion; professional fees and services; FDIC insurance; general insurance; real estate activities; and other operating and general expenses. We also record provisions for loan and real estate losses. FDIC insurance premiums for all FDIC insured banks increased substantially in 2009 and may increase further in the future.

Our operating results over the last two years have and continue to be affected by the weak economy, high unemployment, increased office and retail vacancy rates and an increasing supply of distressed properties for sale in the marketplace at discounted prices, all of which have significantly reduced commercial and multifamily real estate values both nationally and in our lending areas. These conditions resulted in a large amount of our assets being classified as nonperforming and have increased our loan and real estate loss provisions and related expenses to carry these assets. We are taking various steps to resolve our nonaccrual and problem loans, including proceeding with foreclosures on many of the collateral properties and attempting to sell them, working with certain borrowers to provide payment relief and, in limited cases, accepting partial payment as full satisfaction of a nonaccrual loan. Due to the cost of and delays we have encountered in connection with the pursuit of available remedies and to respond to concerns from our regulators to reduce our criticized assets, we completed a bulk sale in order to accelerate the reduction of our problem assets.

In May 2010, we sold in bulk certain non-performing and underperforming loans on commercial real estate and multi-family properties and some real estate owned. The assets sold aggregated to approximately $207 million and consisted of $187 million of loans and $14.4 million of real estate owned by INB and $5.6 million of loans owned by IMC. The assets were sold at a substantial discount to their net carrying values of $197.7 million for an aggregate purchase price of $121.5 million. As a result of this bulk sale, we recorded a $78.6 million combined provision for loan and real estate losses, which contributed approximately $44 million to the net loss of $55 million we reported for the first half of 2010. At June 30, 2010, our nonaccrual loans and real estate owned totaled $53.2 million, or 2.46% of total assets, down substantially from $155.8 million, or 6.49% of total assets, at December 31, 2009. We intend to continue to actively manage our remaining problem assets working toward their resolution on an individual basis. Additional increases in our level of nonperforming assets could have an adverse effect on our financial condition, operating results and regulatory capital.

Also in May 2010, we raised additional capital as IBC sold in a private placement 850,000 shares of its Class A common stock at $5 per share for net proceeds of $3,995,000. On June 30, 2010, IBC filed a registration statement with the Securities and Exchange Commission to sell up to an additional $46 million of its Class A common stock in an underwritten public offering. IBC intends to use the proceeds from the offering primarily to add working capital to INB. This report on Form 10-Q does not constitute an offer of any securities for sale.

As discussed elsewhere in this report on Form 10-Q, at June 30, 2010, INB’s regulatory capital ratios were as follows: total capital to risk-weighted assets – 12.05%; Tier 1 capital to risk-weighted assets – 10.79%; and Tier 1 capital to total average assets (leverage ratio) – 7.92%. Except for a leverage ratio requirement of 9%, INB’s other two capital ratios were in excess of its current regulatory requirements of 12% and 10%, respectively. See note 17 for a further discussion of INB’s capital requirements and other regulatory matters.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3—Securities

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity
At June 30, 2010
U.S. government agencies (1)	332	$616,020	$3,401	$369	$619,052	2.45%	4.2 Years
Corporate (2)	8	5,224	—	3,306	1,918	1.86%	23.1 Years

	340	$621,244	$3,401	$3,675	$620,970	2.45%	4.4 Years

At December 31, 2009
U.S. government agencies (1)	387	$629,084	$2,458	$3,136	$628,406	2.74%	4.3 Years
Corporate (2)	8	5,772	—	3,624	2,148	1.67%	23.6 Years

	395	$634,856	$2,458	$6,760	$630,554	2.73%	4.5 Years

(1)	Consist of debt obligations of U.S. government sponsored agencies—FHLB, FNMA, FHLMC and FFCB.
(2)	Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry. The amortized cost at June 30, 2010 and December 31, 2009 is reported net of other than temporary impairment charges of $2.8 million and $2.3 million, respectively.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

($ in thousands)	Number of Securities	Less Than Twelve Months		Twelve Months or Longer		Total
		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At June 30, 2010
U.S. government agencies	26	$34,992	$157	$8,461	$212	$43,453	$369
Corporate	8	—	—	1,918	3,306	1,918	3,306

	34	$34,992	$157	$10,379	$3,518	$45,371	$3,675

At December 31, 2009
U.S. government agencies	188	$280,275	$2,881	$15,117	$255	$295,392	$3,136
Corporate	8	—	—	2,148	3,624	2,148	3,624

	196	$280,275	$2,881	$17,265	$3,879	$297,540	$6,760

We believe that the cause of unrealized gains and losses on the U.S. government agencies securities portfolio is directly related to changes in market interest rates, which has been consistent with our experience. In general, as interest rates rise, the estimated fair value of fixed-rate securities will decrease; as interest rates fall, their value will increase. All of the securities in the agency portfolio have either fixed interest rates or have predetermined scheduled interest rate increases and have call features that allow the issuer to call the security at par before its stated maturity without penalty. INB, which holds the portfolio, has the ability and intent to hold all of the investments for a period of time sufficient for the estimated fair value of the securities with unrealized losses to recover, which may be at time of maturity. Historically, INB has always recovered the cost of its investments in U.S. government agency securities upon maturity. We view all the gross unrealized losses related to the agency portfolio to be temporary for the reasons noted above. The estimated fair values disclosed in the table above for U.S. government agency securities are obtained from third-party brokers who provide quoted prices derived from active markets for identical or similar securities.

INB owns trust preferred securities that are also classified as held to maturity. The estimated fair value of these securities are very depressed due to the weakened economy and financial condition of a large number of the issuing banks, which have severely reduced the demand for these securities and rendered their trading market inactive. We concluded that an adverse change in the estimated future cash flows has occurred to such a level that all of these securities have been other than temporarily impaired (“OTTI”) as of June 30, 2010 to varying degrees. The OTTI determinations are based on increases since 2009 in the aggregate amount of deferred and defaulted interest payments on the underlying collateral by the issuing banks such that it is no longer probable that INB will recover its full investment in the applicable security over time as indicated by an expected cash flow analysis prepared by a third party broker utilizing guidance prescribed under GAAP. There can be no assurance that there will not be further write downs in the future on these trust preferred securities as conditions change.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3—Securities, Continued

The following table provides various information regarding trust preferred securities.

($ in thousands)
Cusip # (1)	Credit Rating	Cost Basis	Write Downs (2)	Adj. Cost Basis	Estimated Fair Value (3)	Unrealized Loss	% of Collateral Defaulted	% of Collateral Deferred	# of Banks in Pool	OTTI (4)	Discount Margin (4)
At June 30, 2010:
74041PAEO	C	$1,000	$(642)	$358	$128	$(230)	33.21%	10.46%	39	Yes	1.90%
74040XAD6	C+	1,016	(262)	754	344	(410)	14.39%	14.83%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	344	(409)	14.39%	14.83%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	344	(409)	14.39%	14.83%	54	Yes	1.80%
74040YAF9	C	981	(629)	352	37	(315)	14.78%	29.51%	58	Yes	1.70%
74040YAE2	C	1,000	(648)	352	37	(315)	14.78%	29.51%	58	Yes	1.70%
74041UAE9	C+	1,022	(71)	951	342	(609)	4.83%	18.11%	64	Yes	1.57%
74041UAE9	C+	1,023	(72)	951	342	(609)	4.83%	18.11%	64	Yes	1.57%

		$8,030	$(2,806)	$5,224	$1,918	$(3,306)

At December 31, 2009
74041PAEO	C+	$1,000	$(636)	$364	$109	$(255)	22.61%	20.23%	39	Yes	1.90%
74040XAD6	CC	1,016	(235)	781	315	(466)	14.39%	11.94%	54	Yes	1.80%
74040XAE4	CC	994	(214)	780	315	(465)	14.39%	11.94%	54	Yes	1.80%
74040XAE4	CC	994	(212)	782	314	(468)	14.39%	11.94%	54	Yes	1.80%
74040YAF9	CC	981	(471)	510	155	(355)	11.53%	22.80%	58	Yes	1.70%
74040YAE2	CC	1,000	(490)	510	154	(356)	11.53%	22.80%	58	Yes	1.70%
74041UAE9	CC	1,022	—	1,022	393	(629)	3.78%	11.30%	64	No	1.57%
74041UAE9	CC	1,023	—	1,023	393	(630)	3.78%	11.30%	64	No	1.57%

		$8,030	$(2,258)	$5,772	$2,148	$(3,624)

(1)	Cusip 74041PAE0, 74040YAF9, 74040YAE2 and 74041UAE9 have been placed on cash basis accounting because INB is currently not receiving contractual interest payments on these securities. The cash flows for the interest payments on these securities are being redirected to a more senior class of bondholders to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the security’s underlying performing collateral to a level where a predetermined coverage test fails and requires cash flows from interest payments to be redirected to a senior class of security holders. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of the cash flow and cash interest payments would resume on INB’s bonds, although no such assurance can be given as to the amount and timing of the resumption, if any. Cusip 740410XAD6 and 74040XAE4 have partially deferred interest payments as of June 30, 2010.
(2)	Writedowns are derived from the difference between the book value of the security and the projected present value of the security’s cash flows as indicated per an analysis performed using guidance prescribed by GAAP.
(3)	Obtained from Moody’s pricing service, which uses a complex valuation model that factors in numerous assumptions and data, including anticipated discounts related to illiquid trading markets, credit and interest rate risk, which under GAAP would be considered Level 3 inputs. INB believes that the actual values that would be realized in an orderly market under normal credit conditions between a willing buyer and seller would approximate the projected present value of the securities’ cash flows and therefore, these estimated fair values are used for disclosure purposes only and are not used for calculating and recording impairment. INB also has the intent and the ability to retain these trust preferred securities until maturity and currently has no intention of selling them.
(4)	In determining whether there is OTTI, INB relies on a cash flow analysis as prescribed under GAAP and prepared by a third party broker to determine whether conditions are such that the projected cash flows are insufficient to recover INB’s principal investment. The basic methodology under GAAP is to compare the present value of the cash flows that are derived from assumptions made with respect to deferrals, defaults and prepayments from quarter to quarter. A decline in the present value versus that for the previous quarter is considered to be an adverse change. The discount margin in the table above represents the incremental credit spread used to derive the discount rate for present value computations. Other assumptions utilized: prepayments of 1% annually and 100% at maturity and annual defaults of 75 bps with a 15% recovery after a 2 year lag.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3—Securities, Continued

In March 2010, securities held to maturity with a total carrying value of $24.1 million (and an estimated fair value of $24.8 million) were transferred to the available-for-sale category and promptly sold. A gross realized gain of $0.7 million was realized from this transaction. The securities sold consisted of INB’s entire portfolio of non-callable, fixed-rate U.S. government agency securities that were scheduled to mature at various times from 2011 through 2013. This transaction was undertaken to enhance INB’s capital levels in response to the higher regulatory capital requirements currently applicable to INB. At June 30, 2010 and December 31, 2009, there were no securities classified as available for sale. There were no sales of securities in the first or second quarter of 2009.

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity as of June 30, 2010 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$21,238	$21,305	1.78%
Due after one year through five years	449,113	451,234	2.22
Due after five years through ten years	138,292	139,113	3.24
Due after ten years	12,601	9,318	2.87

	$621,244	$620,970	2.45%

Note 4—Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At June 30, 2010		At December 31, 2009
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	370	$948,368	403	$1,128,646
Residential multifamily loans	209	433,095	234	529,431
Land development and other land loans	11	18,180	15	32,934
Residential 1-4 family loans	2	429	2	441
Commercial business loans	21	1,719	22	1,687
Consumer loans	10	167	25	616

Loans receivable	623	1,401,958	701	1,693,755
Deferred loan fees		(6,394)		(7,591)

Loans receivable, net of deferred fees		1,395,564		1,686,164
Allowance for loan losses		(30,350)		(32,640)

Loans receivable, net		$1,365,214		$1,653,524

At June 30, 2010 and December 31, 2009, we had $18.9 million and $123.9 million of loans, respectively, on a nonaccrual status and considered impaired. At June 30, 2010 and December 31, 2009, a specific valuation allowance (included as part of the overall allowance for loan losses) in the amount of $0.7 million and $11.6 million, respectively, was maintained on nonaccrual loans.

At June 30, 2010 and December 31, 2009, we also had $21.4 million and $97.3 million, respectively, of accruing loans on which INB has granted certain concessions to provide payment relief to the borrower. These concessions generally consist of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments. These loans are considered troubled debt restructurings (TDRs) and are also impaired. An additional specific valuation allowance of $2.3 million and $2.2 million was maintained on TDRs at June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010, there were three loans totaling $8.8 million and at December 31, 2009 two loans totaling $6.8 million that were classified as ninety days past due and still accruing interest. These loans were past their maturity date but the borrowers were making monthly loan payments.

Selected information related to impaired loans is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2010	2009	2010	2009
Interest income that was not recorded on nonaccrual loans under contractual terms	$678	$2,587	$1,935	$4,849
Average principal balance of nonaccrual loans	38,271	123,930	71,934	119,171
Average principal balance of restructured loans (TDRs)	69,768	72,434	83,286	46,066

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5—Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2010	2009	2010	2009
Balance at beginning of period	$28,300	$30,371	$32,640	$28,524
Provision for loan losses charged to expense	87,533	2,686	97,172	4,543
Loan recoveries	—	1,329	—	1,329
Loan chargeoffs	(85,483)	(2,332)	(99,462)	(2,342)

Balance at end of period	$30,350	$32,054	$30,350	$32,054

Note 6—Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At June 30, 2010		At December 31, 2009
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	2	$8,036	4	$11,390
Residential multifamily	4	20,388	2	13,013
Undeveloped land	2	5,835	4	7,463

	8	$34,259	10	$31,866

(1)	Reported net of valuation allowance.

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2010	2009	2010	2009
Balance at beginning of period	$4,794	$666	$2,793	$518
Provision for real estate losses charged to expense	8,520	140	10,521	288
Real estate charge-offs	(11,732)	—	(11,732)	—

Balance at end of period	$1,582	$806	$1,582	$806

Note 7—Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At June 30, 2010		At December 31, 2009
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$439,429	3.15%	$591,746	3.63%
Over one to two years	287,540	4.02	256,025	4.28
Over two to three years	234,944	4.23	241,217	4.45
Over three to four years	235,163	4.55	251,745	4.61
Over four years	161,476	4.17	168,958	4.31

	$1,358,552	3.89%	$1,509,691	4.11%

Certificate of deposit accounts (CDs) of $100,000 or more totaled $646 million and $693 million at June 30, 2010 and December 31, 2009, respectively, and included brokered CDs of $160 million and $170 million at each date, respectively. At June 30, 2010, CDs of $100,000 or more by remaining maturity were as follows: $169 million due within one year; $132 million due over one to two years; $121 million due over two to three years; $130 million due over three to four years; and $94 million due over four years.

Note 8—FHLB Advances and Lines of Credit

At June 30, 2010, INB had agreements with correspondent banks whereby it could borrow up to $38 million on an unsecured basis. The agreements are cancelable at any time. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can also borrow from these institutions on a secured basis. At June 30, 2010, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $611 million from the FHLB and FRB if needed.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8—FHLB Advances and Lines of Credit, Continued

The following is a summary of certain information regarding FHLB advances in the aggregate:

	At or for the Quarter Ended June 30,		At or for the Six-Months Ended June 30,
($ in thousands)	2010	2009	2010	2009
Balance at period end	$40,500	$50,500	$40,500	$50,500
Maximum amount outstanding at any month end	$45,500	$59,500	$55,500	$59,500
Average outstanding balance for the period	$43,500	$50,995	$47,807	$50,749
Weighted-average interest rate paid for the period	3.95%	3.82%	3.82%	3.84%
Weighted-average interest rate at period end	3.93%	3.81%	3.93%	3.81%

Scheduled contractual maturities of outstanding FHLB advances as of June 30, 2010 were as follows:

($ in thousands)	Amount	Wtd. Avg. Rate
Maturing in the period July 1 through December 31, 2010	$15,000	3.78%
Maturing in 2011	8,000	3.83%
Maturing in 2012	10,500	4.02%
Maturing in 2013	7,000	4.22%

	$40,500	3.93%

Note 9—Subordinated Debentures

In the first half of 2009, a number of IMC’s debentures totaling to $30 million of principal and $1.1 million of related accrued interest payable were repaid at various times with cash on hand prior to their stated maturity. A loss aggregating to $1.2 million from the early extinguishment of debentures was recorded in the first half of 2009, which represents the expensing of remaining related unamortized issuance costs at the time of the debenture repayments. IMC had no outstanding debentures at June 30, 2010 and December 31, 2009.

Note 10—Subordinated Debentures—Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding are summarized as follows:

($ in thousands)	Principal	Accrued Interest Payable
Capital Securities II - debentures due September 17, 2033	$15,464	$273
Capital Securities III - debentures due March 17, 2034	15,464	259
Capital Securities IV - debentures due September 20, 2034	15,464	222
Capital Securities V - debentures due December 15, 2036	10,310	387

	$56,702	$1,141

Capital Securities outstanding are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. Each Trust was formed with a capital contribution from IBC and for the sole purpose of issuing and administering the Capital Securities.

The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire IBC’s Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of IBC’s capital contributions of $1.7 million, total $55 million and qualify as regulatory Tier 1 capital up to certain limits.

The sole assets of the Trusts, the obligors on the Capital Securities, are the Junior Subordinated Debentures. In addition, for each Trust, IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II, III and IV were capitalized by IBC and are being amortized over the life of the securities using the straight-line method. The unamortized balance of these costs totaled $0.9 million at June 30, 2010. There were no issuance costs associated with Capital Securities V.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10—Subordinated Debentures—Capital Securities, Continued

As of June 30, 2010, interest payments on the Junior Subordinated Debentures (and the corresponding distributions on the Capital Securities) are payable in arrears as follows:

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

Note 11—Common Stock Options and Warrant

IBC has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. The maximum number of shares of Class A common stock that may be awarded under the Plan is 750,000. As of June 30, 2010, 423,760 shares of Class A common stock were available for award under the Plan. There were no grants of options or warrants during the reporting periods in this report.

Activity in IBC’s outstanding Class A common stock options and warrant and related information for the six-months ended June 30, 2010 is summarized as follows:

	Exercise Price Per Warrant/Option					Wtd.-Avg. Exercise Price
($ in thousands, except per share amounts)	$5.42 (1)	$7.50	$17.10	$4.02	Total
Outstanding at December 31, 2009	691,882	130,690	123,940	73,210	1,019,722	$7.01
Forfeited	—	—	—	(300)	(300)	4.02
Expired (2)	—	(900)	(400)	—	(1,300)	10.45

Outstanding at June 30, 2010	691,882	129,790	123,540	72,910	1,018,122	7.02

Expiration date	12/23/18	12/11/18	12/13/17	12/10/19
Vested and exercisable (3)	100%	100%	100%	0%
Wtd-avg contractual remaining term (in years)	8.5	8.5	7.5	9.5	8.4
Intrinsic value at June 30, 2010 (4)	$55	None	None	$108	$163

(1)	This is a warrant held by the U.S. Treasury to purchase IBC’s Class A common stock at $5.42 per share.
(2)	Represent vested options issued to former employees that have expired unexercised under the terms of the option agreements.
(3)	The $4.02 options will vest and become exercisable at the rate of 33.33% on December 10th of 2010, 2011 and 2012.
(4)	Intrinsic value is calculated based on the closing market price of the Class A common stock on June 30, 2010 of $5.50.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11—Common Stock Options and Warrant, Continued

Compensation expense recorded in connection with stock options outstanding with a corresponding increase to paid in capital is as follows: for the quarter ended June 30, 2010 and 2009, $11,000 and $54,000, respectively, and for the six-months ended June 30, 2010 and 2009, $21,000 and $111,000, respectively.

At June 30, 2010, there was approximately $102,000 of unrecognized compensation expense related to outstanding stock options granted in 2009 that is expected to be recognized ratably during the period July 1, 2010 through December 31, 2012.

Note 12—Income Taxes

At June 30, 2010 and December 31, 2009, we had a deferred tax asset totaling $47.7 million and $18.0 million, respectively. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future income tax deductions as well as an unused net operating loss carryforward (NOL) of $71.3 million as of June 30, 2010 that may be applied against future taxable income. The carryforward expires in twenty years.

The tax effects of the temporary differences and NOL that give rise to the deferred tax asset are as follows:

($ in thousands)	At June 30, 2010	At December 31 2009
Net operating loss carryforward	$30,903	$—
Allowances for loan losses and real estate losses	13,797	15,270
Capitalized real estate expenses	915	831
Impairment writedowns on investment securities	1,211	972
Deferred compensation and benefits	829	858
Depreciation	68	103
Deferred income	5	10

Total deferred tax asset	$47,728	$18,044

A valuation allowance was not required during the reporting periods because we believe that it is more likely than not that our deferred tax assets will be fully realized. This conclusion is based on our prior earnings history, exclusive of the NOL generated in the second quarter of 2010, coupled with evidence indicating that we will be able to generate an adequate amount of future taxable income to fully utilize the deferred tax asset. Our ability to realize our deferred tax asset could be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support our deferred tax amount. In addition, the amount of our net operating loss carryforwards and certain other tax attributes realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code as a result of offerings of our capital securities, which could trigger a “change in control” provision as defined in Section 382.

Note 13—(Loss) Earnings Per Common Share

Net (loss) earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted (loss) earnings per common share computations are summarized in the table that follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands, except share and per share amounts)	2010	2009	2010	2009
Net (loss) earnings applicable to common stockholders	$(51,864)	$369	$(54,751)	$859
Weighted-Average number of common shares outstanding (1)	8,616,416	8,270,812	8,444,569	8,270,812

Basic (Loss) Earnings Per Common Share	$(6.02)	$0.04	$(6.48)	$0.10

Diluted (Loss) Earnings Per Common Share	$(6.02)	$0.04	$(6.48)	$0.10

(1)	All outstanding options and warrant to purchase common stock during each of the periods above were not dilutive for purposes of the diluted earnings per share computations.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14—Stockholders’ Equity

IBC is authorized to issue up to 63,000,000 shares of its capital stock, consisting of 62,000,000 shares of Class A common stock, 700,000 shares of Class B common stock and 300,000 shares of preferred stock. IBC’s board of directors determines the powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued. A total of 25,000 shares of preferred stock are designated as Series A and are owned by the U.S. Treasury as described later in this footnote.

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

On May 25, 2010, IBC sold in a private placement 850,000 shares of its Class A common stock for an aggregate purchase price of $4,250,000 to affiliates of FirstCity and Varde Partners Inc. Sandler O’Neill & Partners, L.P. acted as placement agent and was paid $255,000 in commissions by IBC. The shares issued represent 9.9% of IBC’s issued and outstanding shares of Class A common stock at June 30, 2010. On June 30, 2010, IBC retired a total of 404,339 shares of its Class A common stock that was held as treasury stock. The shares had an aggregate cost of $10.0 million or an average purchase price per share of $24.73.

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

The value of the Preferred Shares was computed to be $18.7 million based on the net present value of the expected cash flows over five years using a discount rate of 12%, which represented IBC’s estimated incremental borrowing rate for a similar transaction in the private sector. The allocation of the Transaction proceeds to the Warrant was recorded as a “preferred stock discount” against the Preferred Shares, with a corresponding and equal entry to additional paid in common equity in the amount of $1.9 million, computed as follows ($1.6 million divided by the sum of ($1.6 million plus $18.7 million) multiplied by the Transaction proceeds of $25 million). This discount is being amortized over five years on a straight-line basis and reduces earnings or increases losses available to common stockholders in each year.

The Preferred Shares carry a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue and are not paid and they also reduce earnings or increase losses available to common stockholders. The Preferred Shares have a liquidation preference of $1,000 per share, plus accrued unpaid dividends. IBC may redeem the Preferred Shares at any time, plus accrued unpaid dividends, in whole or in part, subject to the approval of its primary regulator.

While the Preferred Shares are outstanding, certain restrictions apply to IBC, including, among others the following. The Preferred Shares have a senior rank and IBC cannot issue other preferred stock senior to the Preferred Shares. Until December 23, 2012, unless the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the shares to a non-affiliated third party, IBC may not increase its common stock cash dividend (which was last paid in June 2008 in the amount of $0.25 per share) or repurchase common stock or other equity shares (subject to certain limited exceptions) without the Treasury’s approval.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14—Stockholders’ Equity, Continued

The Preferred Shares generally are non-voting, other than in connection with proposals to issue preferred stock senior to the Preferred Shares, certain merger transactions, amendments to the rights of the holder of the Preferred Shares, and other than in connection with the board representation rights mentioned below, or as required by Delaware State law.

IBC cannot pay a cash common dividend if a Preferred Share dividend were missed. Dividends on common stock could be resumed only if all Preferred Share dividends in arrears were paid. Similar restrictions apply to IBC’s ability to repurchase common stock if Preferred Share dividends are not paid. A failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to IBC’s board of directors. That right would continue until IBC pays all dividends in arrears. In February 2010, IBC ceased declaration and payment of the Preferred Share Dividend. IBC has missed the February and May 2010 dividend payments as of June 30, 2010. At June 30, 2010, the amount of Preferred Share Dividends unpaid and in arrears totaled $790,000.

The Warrant held by the Treasury is exercisable and expires on December 23, 2018. The Warrant has anti-dilution protections and certain other protections for the holder, as well as potential registration rights upon written request from the Treasury. If requested by the Treasury, the Warrant (and the underlying common stock) may need to be listed on a national securities exchange. The Treasury has agreed not to exercise voting rights with respect to common shares it may acquire upon exercise of the Warrant. If the Preferred Shares are redeemed in whole, IBC can purchase the Warrant or any common shares held by the Treasury at their fair market value at that time.

Our senior executive officers have agreed to limit certain compensation, bonus, incentive and other benefits plans, arrangements, and policies with respect to them during the period that the Treasury owns any securities acquired in the Transaction. Among other things, no executive compensation in excess of $500,000 per annum can be deducted for tax purposes.

Note 15—Dividend Restrictions

The payment of cash dividends by IBC to its shareholders and the payment of cash dividends by IBC’s subsidiaries to IBC itself are subject to various regulatory restrictions, as well as restrictions that may arise from any outstanding indentures and other capital securities as discussed in note 14 above. These restrictions take into consideration various factors such as whether there are sufficient net earnings, as defined, liquidity, asset quality, capital adequacy and economic conditions. The holders of IBC’s Class A common stock and Class B common stock share ratably in any dividend. No cash common stock dividends have been declared or paid since June 2008.

IBC declared and paid cash dividends totaling $1.1 million during 2009 on its Series A Preferred Stock issued in December 2008 and held by the Treasury. No dividends were declared or paid in the first half of 2010 as discussed below.

In February 2010, the Federal Reserve Bank of NY (FRB), IBC’s primary regulator, informed IBC that it may not, without the prior approval of the FRB, pay dividends on or redeem its capital stock, pay interest on or redeem its trust preferred securities, or incur new debt. INB was also informed by its primary regulator, the Office of the Comptroller of the Currency of the United States of America (OCC), that it cannot pay any cash dividends to IBC. Accordingly, INB and IMC have suspended the payment of all dividends. The deferral of interest and preferred dividend payments referred to in greater detail in notes 10 and 14 will resume at such times as both IBC and INB are permitted to do so and upon the determination that such payments are consistent with IBC’s and INB’s overall financial performance and capital requirements.

Note 16—Off-Balance Sheet Financial Instruments

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

Note 16—Off-Balance Sheet Financial Instruments, Continued

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

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

($ in thousands)	At June 30, 2010	At December 31, 2009
Unfunded loan commitments	$8,369	$26,823
Available lines of credit	901	968

	$9,270	$27,791

Note 17—Regulatory Capital and Regulatory Matters

We are subject to regulation, examination and supervision by the FRB. INB is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (FDIC) and the OCC. We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to comply with these requirements can initiate mandatory and discretionary actions by the regulators that, if undertaken, could have a material adverse effect on our financial condition, results of operations and business. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These capital amounts are also subject to qualitative judgement by the regulators about components, risk weighting and other factors. Quantitative measures established by the regulations to ensure capital adequacy require us to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets, total Tier 1 capital to average assets and total regulatory capital to risk weighted assets, as defined by the regulations.

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

In April 2009, INB agreed with the OCC to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as noted in the table that follows. At June 30, 2010 and December 31, 2009, we believe that we have met all capital adequacy requirements to which we are subject, except for INB’s Tier 1 leverage capital ratio, which stood at 7.92% at June 30, 2010 and was below the 9% requirement. We intend to meet this requirement by increasing our capital as described later in this footnote. As of the date of filing of this report on Form 10-Q, we are not aware of any conditions or events that would have changed the status of our compliance with our regulatory capital requirements from June 30, 2010.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17—Regulatory Capital and Regulatory Matters, Continued

The table that follows presents information regarding capital adequacy.

			Capital Requirements
	Actual Capital		Minimum Under Prompt Corrective Action Provisions		To Be “Well Capitalized” Under Prompt Corrective Action Provisions		Minimum Under Agreement with OCC
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated at June 30, 2010: (1)
Total capital to risk-weighted assets	$203,889	12.64%	$129,046	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$183,360	11.37%	$64,523	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$183,360	8.32%	$88,186	4.00%	NA	NA	NA	NA
Consolidated at December 31, 2009:
Total capital to risk-weighted assets	$292,881	15.44%	$151,786	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$269,054	14.18%	$75,893	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$269,054	11.17%	$96,342	4.00%	NA	NA	NA	NA

INB at June 30, 2010:
Total capital to risk-weighted assets	$193,103	12.05%	$128,200	8.00%	$160,249	10.00%	$192,299	12.00%
Tier 1 capital to risk-weighted assets	$172,950	10.79%	$64,100	4.00%	$96,150	6.00%	$160,249	10.00%
Tier 1 capital to average assets	$172,950	7.92%	$87,310	4.00%	$109,137	5.00%	$196,447	9.00%
INB at December 31, 2009:
Total capital to risk-weighted assets	$263,239	14.04%	$149,980	8.00%	$187,475	10.00%	$224,970	12.00%
Tier 1 capital to risk-weighted assets	$239,698	12.79%	$74,990	4.00%	$112,485	6.00%	$187,475	10.00%
Tier 1 capital to average assets	$239,698	10.05%	$95,394	4.00%	$119,242	5.00%	$214,636	9.00%

(1)	Assuming IBC had excluded its eligible outstanding trust preferred capital securities from its Tier 1 capital at June 30, 2010 (which totaled $54.8 million) and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios at June 30, 2010 would have been 12.64%, 7.97% and 5.83%, respectively.

On April 7, 2009, INB entered into a Memorandum of Understanding, or MOU, with the OCC, its primary regulator, which requires INB to do the following: appoint a Compliance Committee to monitor and coordinate INB’s adherence to the MOU and to submit progress reports to the OCC; develop and implement a Strategic Plan in accordance with guidelines set forth in the MOU; review and revise INB’s Contingency Funding Plan to address expansion of the number of crisis scenarios used, define responsibilities and decision making authority and restrict the use of brokered deposits; develop and implement a written program to improve credit risk management processes that are consistent across INB’s two primary markets; develop and implement a three-year capital program in accordance with guidelines set out in the MOU; and review and revise INB’s interest rate risk policy and procedures to address matters set forth in the MOU.

Although INB believes it has made progress in addressing various matters covered by the MOU, it understands that the OCC plans to pursue and enter into a formal agreement with INB, which agreement is likely to cover many of the same areas addressed in the MOU, including the following:

•	appointment of a compliance committee, all but one of which must be independent, to monitor and coordinate adherence to the formal agreement;

•	development of a strategic plan, which will, among other things, establish objectives and identify strategies to achieve those objectives;

•	development of a long-term capital plan and achievement and maintenance of required capital levels;

•	an assessment of certain executive officers;

•	development and implementation of a plan to improve earnings;

•	a program for liquidity risk management and maintenance of adequate liquidity levels with monthly reporting and weekly advisories to the OCC concerning deposit maturities;

•	implementation of a plan to diversify assets;

•	implementation of a plan to improve loan portfolio management;

•	a program to eliminate criticized assets;

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17—Regulatory Capital and Regulatory Matters, Continued

•	a program for the review of loans to assure timely identification and characterization of problem credits;

•	a program for the maintenance of an adequate allowance for loan losses consistent with OCC rules;

•	appraisals of real property that are timely and comply with OCC requirements; and

•	interest rate risk policies.

Many of these plans and programs will be subject to OCC review and approval.

If INB enters into the formal agreement with the OCC, INB will not be allowed to accept brokered deposits without the prior approval of the OCC and it would also be required, in the absence of a waiver from the FDIC, based on a determination that INB operates in high cost deposit markets, to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. At June 30, 2010, INB had total brokered deposits of $159.6 million, of which $21.5 million (13%) mature by June 30, 2011. At June 30, 2010, all of INB’s deposit products were at levels at or below the FDIC national rates plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC.

We expect, moreover, that the current capital levels INB is required to maintain (Tier 1 capital to total average assets (leverage ratio)—9%; Tier 1 capital to risk-weighted assets—10%; and total capital to risk-weighted assets—12%) will be included in any formal agreement that INB may enter into with the OCC.

On June 30, 2010, IBC filed a registration statement with the Securities and Exchange Commission to sell up to $46 million of its Class A common stock in an underwritten public offering. The offering will be made only by means of a prospectus which is a part of such registration statement. This report on Form 10-Q does not constitute an offer of any securities for sale. IBC intends to use the proceeds from the offering as follows: to add capital to INB; to provide IBC with liquidity to meet its operating expenses; to pay distributions and dividends accrued and owing on IBC’s Series A preferred stock issued to the United States Treasury and its outstanding trust preferred securities, subject in each instance to prior regulatory approval; and for general corporate purposes, including to support liquidity, capital adequacy and growth. Although the proceeds from this offering are expected to restore INB’s leverage capital ratio to the required level, there can be no assurance that such offering will be completed or that INB’s capital status as of June 30, 2010 or any future failure to maintain its required regulatory capital ratios will not lead to additional regulatory enforcement actions or other restrictions.

Note 18—Contingencies

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

Note 19—Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Currently, we have no assets or liabilities that are recorded at fair value on a recurring basis, such as a securities available for sale portfolio. From time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans, impaired investment securities and foreclosed real estate. These nonrecurring fair value adjustments involve the application of lower-of-cost-or-market accounting or writedowns of individual assets. In accordance with GAAP, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. For level 3, valuations are generated from model-based techniques that use significant assumptions not observable in the market. These assumptions reflect our estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of discounted cash flow models. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. See note 22 to the consolidated financial statements in our 2009 Annual Report on Form 10-K for further discussion of valuation levels.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 19—Fair Value Measurements, Continued

The following table provides information regarding our assets measured at fair value on a nonrecurring basis.

	Carrying Value At June 30, 2010				Total Losses (3) Six-Months Ended June 30,
($ in thousands)	Total	Level 1	Level 2	Level 3	2010	2009
Impaired loans (1)	$40,289	$—	$—	$40,289	$88,652	$6,289
Impaired securities (2)	5,224	—	—	5,224	548	663
Foreclosed real estate	34,259	—	—	34,259	10,648	288

(1)	Comprised of loans classified as nonaccrual and troubled debt restructurings. Amount excludes a specific valuation allowance of $3.0 million.
(2)	Comprised of certain investments in trust preferred securities considered other than temporarily impaired.
(3)	The loss for impaired loans represents the change (before net chargeoffs) during the period in the corresponding specific valuation allowance. The loss for foreclosed real estate represents writedowns in carrying values subsequent to foreclosure (recorded as provisions for real estate losses) adjusted for any gains or losses from the sale of the properties during the period. The loss on investment securities represents OTTI charges recorded as a component of noninterest income.

The following table presents information regarding the change is assets measured at fair value on a nonrecurring basis for the six-months ended June 30, 2010.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2009	$3,727	$221,188	$31,866
Net new impaired securities and loans	2,045	69,949	—
Other than temporary impairment writedowns	(548)	—	—
Sales and principal repayments	—	(123,857)	(16,967)
Loan chargeoffs	—	(96,983)	—
Loans transferred to foreclosed real estate	—	(30,008)	30,008
Writedowns of carrying value subsequent to foreclosure	—	—	(10,521)
Loss on sales	—	—	(127)

Balance at June 30, 2010	$5,224	$40,289	$34,259

The fair value estimates of all of our financial instruments shown in the table that follows are made at a specific point in time based on available information. Where available, quoted market prices are used. A significant portion of our financial instruments, such as mortgage loans, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by us that include the instrument’s credit risk characteristics and future estimated cash flows and prevailing interest rates. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of our assumptions could cause the fair value estimates to deviate substantially.

Further discussion regarding the assumptions used to compute estimated fair value can be found in note 22 to the consolidated financial statements included in our 2009 Annual Report on Form 10-K.

The carrying and estimated fair values of our financial instruments are as follows:

	At June 30, 2010		At December 31, 2009
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$35,535	$35,535	$7,977	$7,977
Securities held to maturity, net	621,244	620,970	634,856	630,554
FRB and FHLB stock	9,846	9,846	10,708	10,708
Loans receivable, net	1,365,214	1,399,917	1,653,524	1,655,591
Loan fees receivable	6,032	4,892	7,890	6,221
Accrued interest receivable	9,797	9,797	11,196	11,196
Financial Liabilities:
Deposits	1,852,356	1,907,120	2,029,984	2,088,502
Borrowed funds plus accrued interest payable	98,582	98,308	118,552	118,524
Accrued interest payable on deposits	5,330	5,330	6,201	6,201
Off-Balance Sheet Instruments: commitments to lend	155	155	267	267

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 20—Recent Accounting Standards Update

In January 2010, the FASB issued ASU No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash (Topic 505),” which clarifies that a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or stock with a potential limitation on the total amount of cash that all shareholders can receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. We adopted this guidance which had no effect on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 “Improving Disclosures About Fair Value Measurements (Topic 820),” which amends the guidance for fair value measurements and disclosures. The guidance in ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, ASU 2010-06 requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for our financial statements for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective January 1, 2011 and for interim periods thereafter. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The adoption of this guidance is not expected to significantly impact our annual and interim financial statement disclosures and will not have any impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for companies that are subject to the periodic reporting requirements of the Exchange Act to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting principals. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. The adoption of this guidance did not have a material effect on our consolidated financial statements.

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

On July 21, 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosures will require significantly more information about credit quality in a financial institution’s loan portfolio. This statement addresses only disclosures and does change recognition or measurement of the allowance. This statement will be effective for us on January 1, 2011.

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, P.A., P.C., our independent registered public accounting firm, has made a limited review of our financial data as of June 30, 2010 and for the three- and six-month periods ended June 30, 2010 and 2009 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith, P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of June 30, 2010 and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2010 and 2009, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

July 28, 2010

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s discussion and analysis of financial condition and results of operations of Intervest Bancshares Corporation and Subsidiaries that follows should be read in conjunction with the accompanying quarterly condensed consolidated financial statements in this report on Form 10-Q as well as our entire 2009 annual report on Form 10-K.

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

References in this report to “we,” “us” and “our” refer to Intervest Bancshares Corporation and its consolidated subsidiaries on a consolidated basis, unless otherwise specified. For a detailed discussion of our business, see note 2 to the condensed consolidated financial statements included in this report. Our business is also affected by various risk factors that have been updated in Item 1A of Part II of this report.

Critical Accounting Policies

We consider our critical accounting policies to be those that relate to the determination of: our allowance for loan losses; our valuation allowance for real estate losses; other than temporary impairment charges on our security investments and the determination of the need for and amount of a valuation allowance for our deferred tax asset.

These items are considered critical accounting estimates because each is highly susceptible to change from period to period and require us to make numerous assumptions about a variety of information that directly affect the calculation of the amounts reported in the consolidated financial statements. For example, the impact of a large unexpected chargeoff could deplete the allowance for loan losses and potentially require us to record increased loan loss provisions to replenish the allowance, which could negatively affect our operating results and financial condition. Except for the valuation allowance for deferred tax assets which is discussed below, a more detailed discussion of the factors and estimates used in computing the above items can be found under the caption “Critical Accounting Policies” on pages 42 to 45 of our 2009 annual report on Form 10-K.

We evaluate our deferred tax assets for recoverability based on all available evidence. This process involves significant judgment on our part and assumptions that are subject to change from period to period based on changes in tax laws or variances between the future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the more-likely-than-not criterion, we consider all positive and negative evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to the deferred tax asset valuation allowance will be determined based upon changes in the expected realization of the deferred tax assets. The realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we may be required to establish and or record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations, financial condition and capital position.

As disclosed in greater detail in note 12 to the condensed consolidated financial statements in this report, at June 30, 2010, we had a deferred tax asset in the amount of $47.7 million, which includes a gross net operating loss carryfoward (NOL) totaling $71.3 million (or $30.9 million of the total deferred tax asset). We perform quarterly reviews of our deferred tax asset and have determined that a valuation allowance was not required at June 30, 2010 or at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized. This conclusion is based on our prior earnings history, exclusive of the NOL generated in the second quarter of 2010, coupled with evidence indicating that we will be able to generate an adequate amount of future taxable income to fully utilize the deferred tax asset.

Our ability to realize our deferred tax asset could be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support our deferred tax amount. In addition, as discussed in note 17 to our condensed consolidated financial statements included in this report, we have filed for a public offering of up to $46 million of Class A common stock and, depending upon the final amount of stock sold and the nature of the purchasers of our common stock, the amount of NOLs and certain other tax attributes realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code as a result of this or future sales of our capital securities.

The amount of NOLs and certain other tax attributes realizable annually for income tax purposes may be reduced by future sales of our common stock, including transactions in the open market by 5% or greater shareholders, if an ownership change is deemed to occur under Section 382 of the Internal Revenue Code. The determination of whether an ownership change has occurred under Section 382 is highly fact specific and can occur through one or more acquisitions of capital stock (including open market trading) if the result of such acquisitions is that the percentage of our outstanding common stock held by shareholders or groups of shareholders owning at least 5% of our common stock at the time of such acquisition, as determined under Section 382, is more than 50 percentage points higher than the lowest percentage of our outstanding common stock owned by such shareholders or groups of shareholders within the prior three-year period. The 850,000 shares of Class A common stock sold by IBC in May 2010 (representing approximately 9.9% of issued and outstanding shares of Class A common stock after issuance) combined with any future sales of IBC’s common stock, could increase the risk of a change in control as determined under Section 382.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Selected balance sheet information by entity as of June 30, 2010 follows:

($ in thousands)	IBC	INB	IMC	Eliminations (1)	Consolidated
Cash and cash equivalents	$1,690	$33,741	$1,025	$(921)	$35,535
Security investments	—	631,090	—	—	631,090
Loans receivable, net of deferred fees	—	1,386,590	8,974	—	1,395,564
Allowance for loan losses	—	(29,900)	(450)	—	(30,350)
Foreclosed real estate, net of valuation allowance	—	34,259	—	—	34,259
Investments in consolidated subsidiaries	216,855	—	—	(216,855)	—
All other assets	3,671	92,214	2,459	—	98,344

Total assets	$222,216	$2,147,994	$12,008	$(217,776)	$2,164,442

Deposits	$—	$1,853,279	$—	$(923)	$1,852,356
Borrowed funds and related interest payable	57,843	40,739	—	—	98,582
All other liabilities	71	48,188	941	2	49,202

Total liabilities	57,914	1,942,206	941	(921)	2,000,140
Stockholders’ equity	164,302	205,788	11,067	(216,855)	164,302

Total liabilities and stockholders’ equity	$222,216	$2,147,994	$12,008	$(217,776)	$2,164,442

(1)	All significant intercompany balances and transactions are eliminated in consolidation. Nearly all the amounts arise from intercompany deposit accounts and investments in consolidated subsidiaries.

A comparison of selected consolidated balance sheet information follows:

	At June 30, 2010		At December 31, 2009
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$35,535	1.6%	$7,977	0.3%
Security investments	631,090	29.2	645,564	26.9
Loans receivable, net of deferred fees and loan loss allowance	1,365,214	63.1	1,653,524	68.9
Foreclosed real estate	34,259	1.6	31,866	1.3
All other assets	98,344	4.5	62,273	2.6

Total assets	$2,164,442	100.0%	$2,401,204	100.0%

Deposits	$1,852,356	85.6%	$2,029,984	84.5%
Borrowed funds and related interest payable	98,582	4.5	118,552	5.0
All other liabilities	49,202	2.3	38,614	1.6

Total liabilities	2,000,140	92.4	2,187,150	91.1
Stockholders’ equity	164,302	7.6	214,054	8.9

Total liabilities and stockholders’ equity	$2,164,442	100.0%	$2,401,204	100.0%

General

Consolidated assets at June 30, 2010 decreased 10% to $2.16 billion, from $2.40 billion at December 31, 2009, primarily reflecting a decrease in loans receivable and security investments, partially offset by increases in overnight investments and the deferred tax asset. The net reduction in the size of our balance sheet in the first half of 2010 was the result of several factors discussed below.

Due primarily to higher regulatory capital requirements applicable to INB, INB gradually reduced its balance sheet during the first half of 2010 by decreasing its deposit rates and encouraging deposit outflow, repaying borrowed funds as they matured and decreasing new loan originations. INB plans to reduce its deposits further during the remainder of 2010 and expects to fund the deposit reductions mainly through the expected calls of its agency security investments.

On May 25, 2010, in order to accelerate the reduction of our problem assets, we completed a transaction to remove a large portion of our problem assets from our balance sheet. We sold in bulk certain non-performing and underperforming loans on commercial real estate and multi-family properties and some real estate owned. The assets sold aggregated to approximately $207 million and consisted of $187 million of loans and $14.4 million of real estate owned by INB and $5.6 million of loans owned by IMC. All of the assets were sold at a substantial discount to their net carrying values of $197.7 million for an aggregate purchase price of $121.5 million. As a result of this bulk sale, we recorded a $78.6 million combined provision for loan and real estate losses, which contributed approximately $44 million to the net loss we reported in the second quarter. At June 30, 2010, we had a deferred tax asset of $47.7 million, a large portion of which was attributable to this bulk sale transaction. Also on May 25, 2010, IBC sold in a private placement 850,000 shares of its Class A common stock for an aggregate purchase price of $4,250,000. The placement agent was paid $255,000 in commissions by IBC. The shares issued represent 9.9% of IBC’s issued and outstanding shares of Class A common stock at June 30, 2010.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. Cash and cash equivalents increased to $36 million at June 30, 2010 from $8 million at December 31, 2009. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities. The increase was primarily due to the partial investment of funds generated from the bulk sale. See “Liquidity and Capital Resources” for a discussion of our liquidity.

Security Investments

Security investments consist of securities held to maturity and Federal Reserve Bank (FRB) and Federal Home Loan Bank of New York (FHLB) stock. Securities are classified as held to maturity and are carried at amortized cost when we have the intent and ability to hold them to maturity. Such investments, all of which are held by INB, decreased to $621 million at June 30, 2010, from $635 million at December 31, 2009. The decrease reflected an aggregate of $384 million of calls, $10 million of maturities, a $24 million transfer to the available-for-sale portfolio and a $0.5 million other than temporary impairment writedown, exceeding $405 million of new purchases during the quarter. INB’s investment portfolio has experienced a high level of calls by the issuers due to the low interest rate environment.

In March 2010, securities held to maturity with a total carrying value of $24.1 million (and an estimated fair value of $24.8 million) were transferred to the available-for-sale category and promptly sold. A gross realized gain of $0.7 million was realized from this transaction. The securities sold consisted of INB’s entire portfolio of non-callable, fixed-rate U.S. government agency securities that were scheduled to mature at various times from 2011 through 2013. This transaction was undertaken to enhance INB’s capital levels in response to the higher regulatory capital requirements for INB. At June 30, 2010 and December 31, 2009, there were no securities classified as available for sale.

At June 30, 2010, securities held to maturity consisted of investment grade rated debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $616 million and noninvestment grade rated corporate securities (consisting of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry) totaling $5.2 million. As discussed in more detail in note 3 to the condensed consolidated financial statements, INB has recorded impairment charges on these trust preferred security investments.

At June 30, 2010, the held to maturity portfolio had a contractual weighted-average yield of 2.45% and a weighted-average remaining maturity of 4.4 years, compared to 2.73% and 4.5 years, respectively, at December 31, 2009. Nearly all of the securities have fixed interest rates or have predetermined rate increases, and have call features that allow the issuer to call the security before its stated maturity without penalty. Over the next twelve months, a total of approximately $450 million in securities could potentially be called assuming interest rates remain at current levels, a large portion of which would then be reinvested in similar securities. Securities with call features routinely have a higher yield than noncallables with the same maturity. However, the lack of call protection or the expiration of the non-callable period of the security will result in the early call of securities in a declining or flat rate environment, which results in re-investment risk of the proceeds.

At June 30, 2010 and December 31, 2009, the held-to-maturity portfolio’s estimated fair value was $621 million and $631 million, respectively. At June 30, 2010, the portfolio had a net unrealized loss of $0.3 million, compared to a net unrealized loss of $4.3 million at December 31, 2009. See note 3 to the condensed consolidated financial statements for information on and a discussion of unrealized losses.

In order for INB to be a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of New York (FHLB), INB maintains an investment in the capital stock of each entity, which amounted to $4.7 million and $5.1 million, respectively, at June 30, 2010. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was 4.25% for the most recent quarter. The total required investment, which amounted to $9.8 million at June 30, 2010, compared to $10.7 million at December 31, 2009, fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

Loans Receivable, Net of Deferred Fees

Total loans receivable, net of unearned fees, amounted to $1.39 billion at June 30, 2010, a $291 million decrease from $1.68 billion at December 31, 2009. The decrease was due to an aggregate of $202 million of principal reductions resulting from the bulk sale and other repayments, $30 million of loans transferred to foreclosed real estate and $99 million of loan chargeoffs, which exceeded $40 million of new loan originations.

The new loan originations are secured predominantly by commercial and multifamily properties and the loans are nearly all fixed-rate with a weighted-average yield and term of 6.21% and 4.9 years, respectively. The terms of these loans have largely been a function of the demand by borrowers for longer-term, fixed-rate product that has been driven by the historically low interest rate environment. We expect this demand for longer-term, fixed-rate product to continue for the foreseeable future. Fixed-rate loans constituted approximately 75% of the consolidated loan portfolio at June 30, 2010, compared to 76% at December 31, 2009.

The consolidated loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties in New York and Florida (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self storage facilities and some vacant land). At June 30, 2010, such loans consisted of 590 loans with an aggregate principal balance of $1.40 billion and an average loan size of $2.4 million. Loans with principal balances of more than $10 million consisted of 11 loans or $145 million, with the largest loan being $16.5 million. Loans with principal balances of $5 million to $10 million consisted of 62 loans and aggregated to $410 million.

Nonaccrual and Restructured Loans (Impaired Loans)

As a result of the bulk sale of assets described earlier, our impaired loans (nonaccrual loans and loans classified as troubled debt restructurings or TDRs) decreased substantially from December 31, 2009.

Nonaccrual loans decreased to $18.9 million (or 7 loans) at June 30, 2010, from $123.9 million (or 34 loans) at December 31, 2009. TDRs decreased to $21.4 million (or 6 loans) at June 30, 2010, from $97.3 million (or 18 loans) at December 31, 2009. TDRs are accruing and performing loans on which INB has granted certain concessions to provide payment relief to the borrower. These concessions generally consist of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments. TDRs were yielding approximately 3% as of June 30, 2010. At June 30, 2010, a specific valuation allowance (included as part of the overall allowance for loan losses) in the amount of $0.7 million was maintained on nonaccrual loans. An additional specific valuation allowance of $2.3 million was maintained on TDRs at June 30, 2010.

The table that follows summarizes the change in nonaccrual loans for the 2010 periods indicated.

($ in thousands)	Quarter ended March 31,	Quarter ended June 30,	Six-Months Ended June 30
Balance at beginning of period	$123,877	$96,248	$123,877
New nonaccrual loans	26,399	16,025	42,424
Sales and principal repayments	(12,056)	(52,176)	(64,232)
Chargeoffs	(13,979)	(39,155)	(53,134)
Loans transferred to foreclosed real estate	(27,993)	(2,015)	(30,008)

Balance at end of period	$96,248	$18,927	$18,927

The table that follows summarizes the change in TDRs for the 2010 periods indicated.

($ in thousands)	Quarter Ended March 31,	Quarter Ended June 30,	Six-Months Ended June 30,
Balance at beginning of period	$97,311	$116,905	$97,311
New additions	20,438	7,087	27,525
Sales and principal repayments	(844)	(58,781)	(59,625)
Chargeoffs	—	(43,849)	(43,849)

Balance at end of period	$116,905	$21,362	$21,362

At June 30, 2010, there were three loans totaling $8.8 million that were classified as ninety days past due and still accruing interest. These loans were past their maturity date but the borrowers were making monthly loan payments. These loans are expected to be extended or repaid.

At June 30, 2010, there were an additional $23.5 million of loans for which there were concerns regarding the ability of the borrowers to meet existing repayment terms. These loans are classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loan. Such loans may never become delinquent, nonaccrual or impaired. Potential problem loans are considered in the determination of the overall adequacy of the allowance for loan losses.

The table that follows summarizes nonaccrual loans and TDRs at June 30, 2010 by collateral type and location.

Property Type	New York	Florida	New Jersey	Kentucky	Ohio	Totals
Retail	$—	$11,001	$740	$—	$4,761	$16,502
Warehouse	2,618	—	—	—	—	2,618
Mixed Use	3,932	—	—	—	—	3,932
Multifamily	1,849	2,863	—	$10,877	1,648	17,237

	$8,399	$13,864	$740	$10,877	$6,409	$40,289

Allowance For Loan Losses

The allowance for loan losses decreased to $30.4 million at June 30, 2010, from $32.6 million at December 31, 2009. The allowance represented 2.17% of total loans (net of deferred fees) outstanding at June 30, 2010, compared to 1.94% at December 31, 2009. The decrease in the allowance was due to $99.5 million of chargeoffs, partially offset by $97.2 million of loan loss provisions recorded in the first half of 2010. Approximately $73.3 million of the provisions was attributable to the bulk sale and $23.9 million was attributable to the following factors: credit rating downgrades on various loans; lower estimates of value on several collateral properties; our assessment of the continued weakness in the economy and commercial real estate markets and their impact on our loan portfolio; and input received from INB’s primary regulator.

At June 30, 2010 and December 31, 2009, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $3.0 million and $13.8 million, respectively, for total nonaccrual and restructured loans, all of which are considered impaired loans.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

($ in thousands)	Quarter Ended March 31,	Quarter Ended June 30,	Six-Months Ended June 30
Balance at beginning of period	$32,640	$28,300	$32,640
Loan chargeoffs	(13,979)	(85,483)	(99,462)
Provision for loan losses charged to expense	9,639	87,533	97,172

Balance at end of period	$28,300	$30,350	$30,350

The following table sets forth information concerning nonperforming assets as of the dates indicated.

($ in thousands)	December 31, 2009	March 31, 2010	June 30, 2010
Nonaccrual loans	$123,877	$96,248	$18,927
Real estate acquired through foreclosure	31,866	57,858	34,259

Total nonperforming assets	$155,743	$154,106	$53,186

Nonperforming assets to total assets	6.49%	6.75%	2.46%
Nonaccrual loans to total gross loans	7.31%	5.87%	1.35%
Allowance for loan losses to total net loans	1.94%	1.73%	2.17%
Allowance for loan losses to nonaccrual loans	26.35%	29.40%	160.4%

Real Estate Acquired Through Foreclosure

Real estate properties that we acquire through, or in lieu of, loan foreclosure are held for sale. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan’s carrying value at the date of transfer, or the estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, we periodically perform market valuations and the property continues to be carried at the lower of cost or estimated fair value less estimated selling costs. Changes in the valuation allowance of the property are charged to the “Provision for Real Estate Losses”. Revenues and expenses from operations of the property are included in the caption “Real Estate Activities Expense.”

The properties we own are detailed in the table that follows.

					Net carrying value (1)
($ in thousands)					At June 30,	At December 31,
Property Type	City	State	Acquired	Sold	2010	2009
Undeveloped land	North Fort Myers	Florida	May 2008	May 2010	$—	$2,395
Undeveloped land	Hollywood	Florida	Feb 2008		3,821	3,821
Office building	Brooklyn	New York	Sep 2008	April 2010	—	2,112
Undeveloped land	Hollywood	Florida	Jan 2009	May 2010	—	709
Hotel	Orlando	Florida	Apr 2009		5,924	5,924
Office Building	Yonkers	New York	Aug 2009		2,112	2,158
Multifamily	Austell	Georgia	Sep 2009		4,500	4,757
Multifamily	Melbourne	Florida	Sep 2009	June 2010	—	8,256
Office Building	Oakland Park	Florida	Sep 2009	May 2010	—	1,196
Undeveloped land	Carrabelle	Florida	Dec 2009	May 2010	—	538
Multifamily	Jacksonville	Florida	Feb 2010		4,272	—
Multifamily	Tampa	Florida	Feb 2010		4,320	—
Multifamily	Philadelphia	Pennsylvania	Mar 2010		7,296	—
Land	Perryville	Maryland	Apr 2010		2,014	—

					$34,259	$31,866

(1)	Net carrying value is reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure. The total valuation allowance amounted to $1.6 million and $2.8 million at June 30, 2010 and December 31, 2009, respectively. See note 6 to the condensed consolidated financial statements in this report for detail to this allowance.

The following table summarizes the change in foreclosed real estate for the 2010 periods indicated.

	Quarter Ended March 31,		Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	Amount	#	Amount	#	Amount	#
Balance at beginning of period	$31,866	10	$57,858	15	$31,866	10
Transfers from loan portfolio	27,993	5	2,015	1	30,008	6
Writedowns to carrying values subsequent to foreclosure	(2,001)	—	(8,520)	—	(10,521)	—
Sales	—	—	(17,094)	(8)	(17,094)	(8)

Balance at end of period	$57,858	15	$34,259	8	$34,259	8

All Other Assets

All other assets at June 30, 2010 as denoted in the table on page 27 increased to $98 million, from $62 million at December 31, 2009 primarily due to an increase in our deferred tax asset from $18.0 million at December 31, 2009 to $47.7 million at June 30, 2010, and the recording of an $11.8 million income tax receivable from the projected partial carryback of the NOL generated in the second quarter of 2010. This receivable represents federal income taxes we paid on our taxable income in 2008 and 2009 that are refundable under NOL carryback rules. See the section “Critical Accounting Policies” and note 12 to the condensed consolidated financial statements in this report for further discussion of the deferred tax asset.

Deposits

Deposits decreased to $1.85 billion at June 30, 2010, from $2.03 billion at December 31, 2009, due to a decrease of $151 million in certificate of deposit accounts and $26 million in money market deposit accounts, consistent with INB’s planned reduction in its deposit rates. At June 30, 2010, certificate of deposit accounts totaled $1.36 billion, and checking, savings and money market accounts aggregated to $494 million. The same categories of deposit accounts totaled $1.51 billion and $520 million, respectively, at December 31, 2009. Certificate of deposit accounts represented 73% of total consolidated deposits at June 30, 2010, compared to 74% at December 31, 2009. At June 30, 2010 and December 31, 2009, certificate of deposit accounts included $160 million and $170 million of brokered deposits, respectively.

Borrowed Funds and Related Interest Payable

Borrowed funds and related interest payable decreased to $99 million at June 30, 2010, from $119 million at December 31, 2009, due to the maturity and repayment of $21 million of FHLB borrowings, partially offset by a $1.1 million increase in accrued interest payable on junior subordinated notes relating to IBC’s outstanding trust preferred securities.

All Other Liabilities

All other liabilities at June 30, 2010 as denoted in the table on page 27 increased to $49 million from $39 million at December 31, 2009, primarily due to an increase in INB’s official checks outstanding.

Stockholders’ Equity

The following table sets forth the change in stockholders’ equity:

		Outstanding
($ in thousands, except per share amounts)	Amount	Class A Shares	Class B Shares	Total Shares	Amount Per Share (1)
Common stockholders’ equity at December 31, 2009	$190,588	7,690,812	580,000	8,270,812	$23.04
Net loss before preferred dividend requirements	(53,927)	—	—	—	(6.39)
Amortization of preferred stock discount	(193)	—	—	—	(0.02)
Reversal of previously accrued preferred dividends	159	—	—	—	0.02
Compensation from stock options	21	—	—	—	—
Sale of common stock in a private placement (1)	3,995	850,000	—	850,000	4.70

Common stockholders’ equity at June 30, 2010	$140,643	8,540,812	580,000	9,120,812	$15.42

Preferred stockholder’s equity at December 31, 2009 (2)	$23,466
Amortization of preferred stock discount	193

Preferred stockholder’s equity at June 30, 2010	$23,659

Total stockholders’ equity at June 30, 2010	$164,302

(1)	On May 25, 2010, IBC sold in a private placement 850,000 shares of its Class A common stock for an aggregate purchase price of $4,250,000. The placement agent was paid $255,000 in commissions by IBC.
(2)	On December 23, 2008, IBC sold to the United States Department of the Treasury 25,000 shares of IBC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. The total investment was allocated between preferred and common equity as described in more detail in note 14 to the condensed consolidated financial statements in this report. In 2010, IBC ceased declaration and payment of the preferred dividends. At June 30, 2010, the amount of preferred share dividends in arrears totaled $790,000. Dividends in arrears are recorded as reduction in common stockholders’ equity when they are declared and payable. Common stock book value per share, after adjusting for the dividends in arrears, was $15.33 at June 30, 2010.

Comparison of Results of Operations for the Quarters Ended June 30, 2010 and 2009

Overview

We reported a net loss for the second quarter of 2010 (“Q2-10”) of $51.9 million, or $6.02 per diluted common share, compared to net income of $0.4 million, or $0.04 per share, for the second quarter of 2009 (“Q2-09”). The net loss was driven by a bulk sale of nonperforming and underperforming assets (discussed elsewhere in this report) and additional loan and real estate loss provisions during the quarter due to declining commercial real estate values and continued weakness in the economy.

Selected information regarding our results of operations by entity follows:

					Consolidated
($ in thousands)	INB	IMC	IBC	Elim (1)	Q2-2010	Q2-2009
Interest and dividend income	$27,257	$174	$9	$(11)	$27,429	$30,804
Interest expense	15,546	—	529	(11)	16,064	20,607

Net interest and dividend income (expense)	11,711	174	(520)	—	11,365	10,197
Provision for loan losses	85,070	2,463	—	—	87,533	2,686
Provision for real estate losses	8,457	63	—	—	8,520	140
Noninterest income	516	—	60	(58)	518	57
Noninterest expenses	6,215	106	188	(58)	6,451	6,414

Earnings (loss) before taxes	(87,515)	(2,458)	(648)	—	(90,621)	1,014
Provision (credit) for income taxes	(37,744)	(1,130)	(298)	—	(39,172)	236

Net earnings (loss) before preferred dividend requirements	(49,771)	(1,328)	(350)	—	(51,449)	778
Preferred dividend requirements (2)	—	—	(415)	—	(415)	(409)

Net earnings (loss) available to common stockholders	$(49,771)	$(1,328)	$(765)	—	$(51,864)	$369

Net earnings (loss) for Q2-09	$259	$(143)	$253	$—	$369

(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management agreements.
(2)	Represents dividend requirements of 5% on $25 million of cumulative Series A preferred stock held by U.S. Treasury and amortization of related preferred stock discount. See note 14 to the condensed consolidated financial statements in this report.

Net Interest and Dividend Income

Net interest and dividend income is our primary source of earnings and is influenced by the amount, distribution and repricing characteristics of our interest-earning assets and interest-bearing liabilities, as well as by the relative levels and movements of interest rates. Net interest and dividend income is the difference between interest income earned on our interest-earning assets, such as loans and securities, and interest expense paid on our interest-bearing liabilities, such as deposits and borrowings.

Our net interest and dividend income as detailed in the table that follows increased to $11.4 million in Q2-10 from $10.2 million in Q2-09, reflecting an improved net interest margin. The margin increased to 2.13% in Q2-10 from 1.75% in Q2-09, primarily due to lower rates paid on deposits, the early retirement of higher cost borrowings and a decrease in nonaccrual loans and the impact of interest not accrued on such loans. The positive effect of these items was partially offset by calls of higher yielding U.S. government agency security investments (coupled with the reinvestment of the proceeds into similar securities with lower interest rates). The increase in the margin was partially offset by a planned reduction in INB’s balance sheet as discussed elsewhere in this report.

Our yield on average interest-earning assets decreased by 15 basis points to 5.15% in Q2-10, from 5.30% in Q2-09. Our average cost of funds decreased at a faster pace by 71 basis points to 3.24% in Q2-10, from 3.95% in Q2-09.

The following table provides information on our: average assets, liabilities and stockholders’ equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each period divided by average interest-earning assets/interest-bearing liabilities during each period. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each period. The interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin is greater than the interest rate spread due to the additional income earned on those assets funded by non-interest-bearing liabilities, primarily demand deposits, and stockholders’ equity.

	For the Quarter Ended
	June 30, 2010			June 30, 2009
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Loans (1)	$1,539,625	$24,225	6.31%	$1,739,859	$26,412	6.09%
Securities	567,388	3,194	2.26	575,281	4,386	3.06
Other interest-earning assets	29,133	10	0.14	16,320	6	0.15

Total interest-earning assets	2,136,146	$27,429	5.15%	2,331,460	$30,804	5.30%

Noninterest-earning assets	104,194			28,464

Total assets	$2,240,340			$2,359,924

Interest-bearing liabilities:
Interest checking deposits	$9,492	$24	1.01%	$5,788	$24	1.66%
Savings deposits	11,034	23	0.84	9,191	42	1.83
Money market deposits	477,659	1,283	1.08	430,167	2,107	1.96
Certificates of deposit	1,390,822	13,773	3.97	1,527,099	16,963	4.46

Total deposit accounts	1,889,007	15,103	3.21	1,972,245	19,136	3.89
FHLB advances	43,500	429	3.96	50,995	486	3.82
Debentures and related interest payable	—	—	—	13,107	261	7.99
Debentures—capital securities	56,702	529	3.74	56,702	721	5.10
Mortgage note payable	160	3	7.52	178	3	6.76

Total borrowed funds	100,362	961	3.84	120,982	1,471	4.88

Total interest-bearing liabilities	$1,989,369	$16,064	3.24%	$2,093,227	$20,607	3.95%

Noninterest-bearing deposits	3,542			3,126
Noninterest-bearing liabilities	49,380			50,838
Preferred stockholder’s equity	23,627			23,240
Common stockholders’ equity	174,422			189,493

Total liabilities and stockholders’ equity	$2,240,340			$2,359,924

Net interest and dividend income/spread		$11,365	1.91%		$10,197	1.35%

Net interest-earning assets/margin (3)	$146,777		2.13%	$238,233		1.75%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.07			1.11

Other Ratios:
Return on average assets (2)	-9.19%			0.13%
Return on average common equity (2)	-117.99%			1.64%
Noninterest expense to average assets (2) (5)	0.77%			0.93%
Efficiency ratio (4)	36%			53%
Average stockholders’ equity to average assets	8.84%			9.01%

(1)	Includes average nonaccrual loans of $38.3 million in the 2010 period versus $123.9 million in the 2009 period. Interest not accrued on such loans and excluded from the table totaled $0.7 million in the 2010 period versus $2.6 million in the 2009 period.
(2)	Annualized
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.20% and 1.76% for the 2010 and 2009 period, respectively.
(4)	Defined as noninterest expenses (excluding the provision for loan losses and real estate expenses) as a percentage of net interest and dividend income plus noninterest income.
(5)	Noninterest expenses for this ratio excludes real estate activities expenses.

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

	For the Quarter Ended June 30, 2010 vs. 2009
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$957	$(3,049)	$(95)	$(2,187)
Securities	(1,151)	(60)	19	(1,192)
Other interest-earning assets	—	5	(1)	4

Total interest-earning assets	(194)	(3,104)	(77)	(3,375)

Interest-bearing liabilities:
Interest checking deposits	(9)	15	(6)	—
Savings deposits	(23)	8	(4)	(19)
Money market deposits	(946)	233	(111)	(824)
Certificates of deposit	(1,871)	(1,519)	200	(3,190)

Total deposit accounts	(2,849)	(1,263)	79	(4,033)

FHLB advances	18	(72)	(3)	(57)
Debentures and accrued interest payable	—	(262)	1	(261)
Debentures - capital securities	(193)	—	1	(192)
Mortgage note payable	—	—	—	—

Total borrowed funds	(175)	(334)	(1)	(510)

Total interest-bearing liabilities	(3,024)	(1,597)	78	(4,543)

Net change in interest and dividend income	$2,830	$(1,507)	$(155)	$1,168

Provision for Loan Losses and Provision for Real Estate Losses

The provision for loan losses increased to $87.5 million in Q2-10 from $2.7 million in Q2-09. Approximately $73.3 million of the quarter over quarter increase of $84.8 million was attributable to the impact of the bulk sale of loans (which is discussed elsewhere in this report) and the remaining portion of $11.5 million was attributable to the following factors: credit rating downgrades on various loans; lower estimates of value on several collateral properties; our assessment of the continued weakness in the economy and commercial real estate markets and their impact on our loan portfolio; and input received from INB’s primary regulator.

The provision for real estate losses increased to $8.5 million in Q2-10 from $0.1 million in Q2-09. The increase included $5.3 million attributable to the bulk sale and the remainder was the result of declining real estate values during the period and their negative impact on the estimated fair values of collateral properties we have acquired and own through foreclosure.

The weak economy, high unemployment, increased office and retail vacancy rates and an increasing supply of distressed properties for sale in the marketplace at discounted prices have significantly reduced commercial and multifamily real estate values both nationally and in our lending areas.

Noninterest Income

Noninterest income increased to $0.5 million in Q2-10 from $0.1 million in Q2-09, primarily due to a higher level of income from loan prepayments.

Noninterest Expenses

Noninterest expenses remained relatively unchanged at $6.5 million in Q2-10, compared to $6.4 million in Q2-09 due to offsetting factors. In Q2-10, there was a $1.2 million increase in carrying expenses associated with nonperforming assets, while in Q2-09 there was $1.1 million special FDIC insurance assessment that did not recur in Q2-10.

Provision for Income Taxes

We recorded an income tax benefit of $39.2 million due to a consolidated pretax loss in Q2-10, compared to $0.2 million of income tax expense on pre-tax earnings in Q2-09. Our effective income tax rate (inclusive of state and local taxes) was 43% in Q2-10, compared to 23% in Q2-09. The effective tax rate for the 2009 period was reduced by a $0.2 million tax refund of prior year income taxes paid resulting from an audit of our 2005 Florida income tax return.

Comparison of Results of Operations for the Six-Months Ended June 30, 2010 and 2009

Overview

We reported a net loss for the six-months ended June 30, 2010 (“6mths-10”) of $54.8 million, or $6.48 per diluted common share, compared to net income of $0.9 million, or $0.10 per share, for the first six-months of 2009 (“6mths-09”). The change in the operating results was a function of the same factors discussed in the section “Comparison of Results of Operations for the Quarters Ended June 30, 2010 and 2009.”

Selected information regarding our results of operations by entity follows:

					Consolidated
($ in thousands)	INB	IMC	IBC	Elim (1)	6mths-10	6mths-09
Interest and dividend income	$56,716	$349	$26	$(31)	$57,060	$61,483
Interest expense	32,193	—	1,043	(31)	33,205	41,996

Net interest and dividend income (expense)	24,523	349	(1,017)	—	23,855	19,487
Provision for loan losses	94,280	2,892	—	—	97,172	4,543
Provision for real estate losses	10,189	332	—	—	10,521	288
Noninterest income	1,025	3	142	(140)	1,030	130
Noninterest expenses	11,570	276	410	(140)	12,116	12,205

Earnings (loss) before taxes	(90,491)	(3,148)	(1,285)	—	(94,924)	2,581
Provision (credit) for income taxes	(38,960)	(1,447)	(590)	—	(40,997)	908

Net earnings (loss) before preferred dividend requirements	(51,531)	(1,701)	(695)	—	(53,927)	1,673
Preferred dividend requirements (2)	—	—	(824)	—	(824)	(814)

Net earnings (loss) available to common stockholders	$(51,531)	$(1,701)	$(1,519)	$—	$(54,751)	$859

Net earnings (loss) for 6mths-09	$1,131	$(775)	$503	$—	$859

(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management agreements.
(2)	Represents dividend requirements of 5% on $25 million of cumulative Series A preferred stock held by U.S. Treasury and amortization of related preferred stock discount. See note 14 to the condensed consolidated financial statements in this report.

Net Interest and Dividend Income

Net interest and dividend income is our primary source of earnings and is influenced by the amount, distribution and repricing characteristics of our interest-earning assets and interest-bearing liabilities, as well as by the relative levels and movements of interest rates. Net interest and dividend income is the difference between interest income earned on our interest-earning assets, such as loans and securities, and interest expense paid on our interest-bearing liabilities, such as deposits and borrowings.

Our net interest and dividend income as detailed in the table that follows increased to $23.9 million in 6mths-10 from $19.5 million in 6mths-09, reflecting an improved net interest margin, partially offset by a reduction in our balance sheet. The margin increased to 2.19% in 6mths-10 from 1.71% in 6mths-09. Our yield on our average interest-earning assets decreased by 17 basis points to 5.23% in 6mths-10, from 5.40% in 6mths-09. Our average cost of funds decreased at a faster pace by 82 basis points to 3.30% in 6mths-10, from 4.12% in 6mths-09.

The reasons for the changes discussed above are a function of the same factors discussed in the section “Comparison of Results of Operations for the Quarters Ended June 30, 2010 and 2009,” under the caption “Net Interest and Dividend Income.”

The following table provides information for the periods indicated, the contents of which are described above in a similar table in the section entitled “Comparison of Results of Operations for the Quarters Ended June 30, 2010 and 2009” under the caption “Net Interest and Dividend Income.”

	For the Six-Months Ended
	June 30, 2010			June 30, 2009
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Loans (1)	$1,609,827	$50,244	6.29%	$1,726,844	$52,696	6.15%
Securities	567,014	6,801	2.42	550,628	8,773	3.21
Other interest-earning assets	24,167	15	0.13	16,764	14	0.17

Total interest-earning assets	2,201,008	$57,060	5.23%	2,294,236	$61,483	5.40%

Noninterest-earning assets	86,695			26,556

Total assets	$2,287,703			$2,320,792

Interest-bearing liabilities:
Interest checking deposits	$9,389	$53	1.14%	$5,226	$45	1.74%
Savings deposits	11,234	54	0.97	8,879	98	2.23
Money market deposits	486,293	2,857	1.18	403,388	4,612	2.31
Certificates of deposit	1,417,955	28,287	4.02	1,513,246	34,002	4.53

Total deposit accounts	1,924,871	31,251	3.27	1,930,739	38,757	4.05
FHLB advances	47,807	905	3.82	50,749	967	3.84
Debentures and related interest payable	—	—	—	18,561	738	8.02
Debentures - capital securities	56,702	1,043	3.71	56,702	1,528	5.43
Mortgage note payable	162	6	7.47	180	6	6.72

Total borrowed funds	104,671	1,954	3.76	126,192	3,239	5.18

Total interest-bearing liabilities	$2,029,542	$33,205	3.30%	$2,056,931	$41,996	4.12%

Noninterest-bearing deposits	3,469			3,078
Noninterest-bearing liabilities	48,595			48,335
Preferred stockholder’s equity	23,578			23,193
Common stockholders’ equity	182,519			189,255

Total liabilities and stockholders’ equity	$2,287,703			$2,320,792

Net interest and dividend income/spread		$23,855	1.93%		$19,487	1.28%

Net interest-earning assets/margin (3)	$171,466		2.19%	$237,305		1.71%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.08			1.11

Other Ratios:
Return on average assets (2)	-4.71%			0.14%
Return on average common equity (2)	-59.09%			1.77%
Noninterest expense to average assets (2) (5)	0.79%			0.90%
Efficiency ratio (4)	36%			53%
Average stockholders’ equity to average assets	9.01%			9.15%

(1)	Includes average nonaccrual loans of $71.9 million in the 2010 period versus $119.2 million in the 2009 period. Interest not accrued on such loans and excluded from the table totaled $1.9 million in the 2010 period versus $4.8 million in the 2009 period.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.26% and 1.72% for the 2010 and 2009 period, respectively.
(4)	Defined as noninterest expenses (excluding the provision for loan losses and real estate expenses) as a percentage of net interest and dividend income plus noninterest income.
(5)	Noninterest expenses for this ratio excludes real estate activities expenses.

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

	For the Six-Months Ended June 30, 2010 vs. 2009
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$1,209	$(3,598)	$(63)	$(2,452)
Securities	(2,175)	263	(60)	(1,972)
Other interest-earning assets	(3)	6	(2)	1

Total interest-earning assets	(969)	(3,329)	(125)	(4,423)

Interest-bearing liabilities:
Interest checking deposits	(16)	36	(12)	8
Savings deposits	(56)	26	(14)	(44)
Money market deposits	(2,279)	958	(434)	(1,755)
Certificates of deposit	(3,859)	(2,158)	302	(5,715)

Total deposit accounts	(6,210)	(1,138)	(158)	(7,506)

FHLB advances	(5)	(56)	(1)	(62)
Debentures and accrued interest payable	(744)	(744)	750	(738)
Debentures - capital securities	(488)	—	3	(485)
Mortgage note payable	1	(1)	—	—

Total borrowed funds	(1,236)	(801)	752	(1,285)

Total interest-bearing liabilities	(7,446)	(1,939)	594	(8,791)

Net change in interest and dividend income	$6,477	$(1,390)	$(719)	$4,368

Provision for Loan Losses and Provision for Real Estate Losses

The provision for loan losses increased to $97.2 million in 6mths-10 from $4.5 million in 6mths-09. Approximately $73.3 million of the $92.7 million increase was attributable to the impact of the bulk sale of loans (which is discussed elsewhere in this report) and the remaining portion of $23.9 million was attributable to the following factors: credit rating downgrades on various loans; lower estimates of value on several collateral properties; our assessment of the continued weakness in the economy and commercial real estate markets and their impact on our loan portfolio; and input received from INB’s primary regulator.

The provision for real estate losses increased to $10.5 million in 6mths-10 from $0.3 million in 6mths-09. The increase included $5.3 million attributable to the bulk sale and the remainder was the result of declining real estate values during the period and their negative impact on the estimated fair values of collateral properties we have acquired and own through foreclosure. The weak economy, high unemployment, increased office and retail vacancy rates and an increasing supply of distressed properties for sale in the marketplace at discounted prices have significantly reduced commercial and multifamily real estate values both nationally and in our lending areas.

Noninterest Income

Noninterest income increased to $1.0 million in 6mths-10 from $0.1 million in 6mths-09, primarily due to a higher level of income from loan prepayments. As detailed in note 3 to the condensed consolidated financial statements in this report, INB also realized a gain of $0.7 million in Q1-10 from the sale of securities available for sale which was offset by a $0.7 million increase in the loss from the early call of investment securities. This loss represents the balance of unamortized purchased premiums associated with securities at the time they were called. INB’s investment portfolio has experienced a high level of calls by the issuers due to the low interest rate environment.

Noninterest Expenses

Noninterest expenses remained relatively unchanged at $12.1 million in 6mths-10, compared to $12.2 million in 6mths-09. In the 2010 period, there was a $1.4 million increase in carrying expenses associated with nonperforming assets, a $0.4 million increase in professional fees and $0.4 million of additional FDIC deposit insurance expense resulting from higher premium rates for all insured institutions. The aggregate of these items was offset by a $1.1 million special FDIC insurance assessment in June 2009 and a $1.2 million loss from the early retirement of higher cost borrowings in the 2009 period that did not recur in the 2010 period. The loss represents unamortized debenture issuance costs that were expensed upon early repayment of these borrowings.

Provision for Income Taxes

We recorded an income tax benefit of $41.0 million due to a consolidated pretax loss in 6mths-10, compared to $0.9 million of income tax expense on pre-tax earnings in 6mths-09. Our effective income tax rate (inclusive of state and local taxes) was 43% in the 2010 period, compared to 35% in the 2009 period. The effective rate for the 2009 period was reduced by a $0.2 million tax refund as described in the quarterly variance analysis.

Off-Balance Sheet and Other Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financing needs of our customers. For a further information on and discussion of these financial instruments, see note 16 to the condensed consolidated financial statements included in this report.

Liquidity and Capital Resources

General. Liquidity risk involves the risk of being unable to fund our assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. We manage our liquidity position on a daily basis to assure that funds are available to meet our operating requirements, loan and investment commitments, deposit withdrawals and debt service obligations. Our primary sources of funds currently consist of the following: retail deposits obtained through INB’s branch offices and the mail; principal repayments of loans; maturities and calls of securities; borrowings through FHLB advances or the federal funds market; brokered deposits; and cash flow provided by operating activities. For detail concerning our actual cash flows, see the condensed consolidated statements of cash flows included in this report.

Intervest National Bank. INB’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its loans and the rates offered on its deposits. INB relies heavily on certificates of deposit (time deposits) as its main source of funds and it needs to pay competitive interest rates to attract and retain deposits to fund its loan originations. The stability of deposits as a funding source is affected by numerous factors, including returns available to our depositors on alternative investments, safety and FDIC insurance limits, the quality of our customer service and other competitive forces.

Due primarily to higher regulatory capital requirements applicable to INB, INB gradually reduced its balance sheet during the first half of 2010 by decreasing its deposit rates and encouraging deposit outflow. INB plans to reduce its deposits further during the remainder of 2010 and expects to fund any deposit reductions mainly through the expected calls of its agency security investments.

Consolidated deposits decreased to $1.85 billion at June 30, 2010, from $2.03 billion at December 31, 2009, reflecting a decrease of $151 million in certificate of deposit accounts and $26 million in money market deposit accounts. At June 30, 2010, certificate of deposit accounts totaled $1.36 billion, and checking, savings and money market accounts aggregated to $494 million. Certificate of deposit accounts represented 73% of total deposits at June 30, 2010. Time deposits of $100,000 or more at June 30, 2010 totaled $646 million and included $160 million of brokered deposits or 8.6% of total deposits. Brokered deposits had a weighted-average remaining term and stated interest rate of 2.9 years and 4.96%, respectively at June 30, 2010 and $21.5 million of those deposits mature by June 30, 2011. INB has agreed with its primary regulator not to have its total brokered deposits exceed 10% of INB’s total deposits without obtaining prior approval of the OCC. See the section “Regulatory Capital and Other Matters” that follows for additional restrictions that may be imposed on INB with respect to brokered deposits as well as restrictions related to deposits rates that INB can offer for its deposit products. Certificates of deposits (time deposits) are the only deposit accounts offered by INB that have stated maturity dates. At June 30, 2010, $439 million, or 32%, of total time deposits (inclusive of brokered deposits) mature by June 30, 2011. INB expects to retain or replace a significant portion of such deposits. INB’s current goal is to target its loan-to-deposit ratio in a range from 75% to 85%. This ratio was 72% at June 30, 2010.

INB also borrows funds on an overnight or short-term basis to manage its liquidity needs. At June 30, 2010, INB had unsecured lines of credit totaling $38 million with correspondent banks. As a member of the FHLB of New York and FRB of New York, INB can borrow from these institutions on a secured basis. At June 30, 2010, INB had $40.5 million of FHLB advances outstanding, of which $15 million mature in the second half of 2010 and the remainder at various times through September 2013. At June 30, 2010, INB had available collateral consisting of investment securities and certain pledged loans to support additional total secured borrowings of $611 million if needed. INB expects to have the flexibility to either repay or rollover its outstanding borrowings as they mature. INB expects to pledge additional loans as collateral to increase its borrowing capacity with the FHLB.

INB invests in U.S. government agency debt obligations to emphasize safety and liquidity. At June 30, 2010, all of INB’s security investments were classified as held to maturity, and nearly all have call features that allow the issuer to call the security at par value before their stated maturity and without penalty. At June 30 2010, the securities held to maturity portfolio had a weighted-average remaining stated maturity of 4.4 years and $21 million, or 3.4%, contractually matures by June 30, 2011, which excludes potential calls. Over the next twelve months, a total of approximately $450 million in securities could potentially be called assuming interest rates remain at current levels, a large portion of which would then be reinvested in similar securities.

At June 30, 2010 INB had cash and short-term investments totaling $36 million and $209 million of its loan portfolio (excluding nonaccrual loans) matures by June 30, 2011. INB expects to extend or refinance a large portion of these maturing loans. At June 30, 2010, INB had commitments to lend of $9 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described above.

Intervest Bancshares Corporation. IBC’s historical sources of funds have been derived from the following: interest income from short-term investments; monthly dividends from INB; and monthly management fees from IMC and INB for providing these subsidiaries with certain administrative services. IBC’s historical sources of working capital have been derived from the issuance of its common stock through public or private offerings, exercise of common stock warrants and conversion of debentures; the issuance of trust preferred securities through its wholly owned business trusts; the issuance of its preferred stock to the U.S. Treasury and the direct issuance of other subordinated debentures to the public. At June 30, 2010, IBC had cash and short-term investments totaling $1.7 million. In the first half of 2010, IMC distributed $8.6 million of its cash to IBC, which was redeployed by IBC as an additional capital investment in INB.

IBC, through its wholly owned business trusts, has $56.7 million of trust preferred securities outstanding that are eligible for inclusion in its Tier 1 regulatory capital. The proceeds from the issuances of these securities have been invested in INB at various times through capital contributions. The securities contractually mature at various times through 2036 and at June 30, 2010 had interest rates as follows: $45 million had variable rates that reset quarterly based on 3 month libor plus an additional predetermined spread ranging from 240 to 295 basis points, and the remaining $10 million was fixed at 6.83% until September 16, 2011, and thereafter reverts to a variable rate that resets quarterly based on 3 month libor plus an additional 165 basis points.

Prior to January 1, 2010, INB paid cash dividends to IBC for the debt service on IBC’s outstanding trust preferred securities as well as for IBC’s payment of dividends on its outstanding preferred stock held by the U.S. Treasury. In January 2010, INB was informed by it primary regulator, the OCC, that it is not permitted to pay any cash dividends to IBC. INB accordingly suspended its cash dividend payments to IBC. IBC also suspended its payments of interest on the trust preferred securities as well as preferred dividend payments as discussed below.

In February 2010, the FRB, IBC’s primary regulator, informed IBC that it may not, without the prior approval of the FRB, pay dividends on or redeem its capital stock, pay interest on or redeem its trust preferred securities, or incur new debt. Consistent with this requirement, IBC deferred the payment of its regular quarterly cash dividends on its outstanding preferred stock. The holder of the preferred stock is entitled to a quarterly dividend at the rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year. Dividends need not be declared and paid, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods, whether or not consecutive, would trigger board appointment rights for the holder of the preferred stock. At June 30, 2010, the total amount of undeclared and unpaid dividends was $790,000.

In March 2010, IBC also exercised its right to defer regularly scheduled interest payments on its $55 million of junior subordinated notes relating to its outstanding trust preferred securities noted above. IBC has the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective statutory trusts, which are wholly owned subsidiaries of IBC that were formed to issue the trust preferred securities, have likewise suspended the declaration and payment of dividends on the trust preferred securities. The regularly scheduled interest payments continue to be accrued for payment in the future and reported as interest expense for financial statement purposes.

The deferral of interest payments as well as the suspension of preferred dividend payments is likely to adversely affect IBC’s ability to borrow funds on commercially reasonable terms, or at all. The interest and preferred dividend payments referred to above will resume at such times both IBC and INB are permitted to do so and upon the determination that such payments are consistent with IBC’s and INB’s overall financial performance and capital requirements.

In May 2010, IBC’s shareholders approved an amendment to its certificate of incorporation to increase the number of IBC’s authorized shares of Class A Common Stock from 12 million to 62 million.

In May 2010, IBC raised capital through a private placement of 850,000 shares of its Class A common stock for net proceeds of $3,995,000. Additionally, on June 30, 2010, IBC filed a registration statement with the Securities and Exchange Commission to sell up to an additional $46 million of its Class A common stock in an underwritten public offering. IBC intends to use the proceeds from the offering primarily to add working capital to INB and raise its capital ratios. This report on Form 10-Q does not constitute an offer of any securities for sale. See “Regulatory Capital and Other Matters” below and note 17 to our condensed consolidated financial statements included in this report for a further discussion of INB’s capital requirements and other regulatory matters.

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

We are not aware of any trends, known demands, commitments or uncertainties other than those discussed above or elsewhere in this report that are expected to have a material impact on our future operating results, liquidity or capital resources of each entity. However, there can be no assurances that adverse conditions will not arise in the credit and capital markets or from restrictions placed on us by our regulators that would adversely impact our liquidity and ability to raise funds (either through attracting deposits, from borrowings or sales of assets) to meet our operations and satisfy our outstanding lending commitments and maturing liabilities or raise new working capital if needed.

Regulatory Capital and Other Matters

Regulatory Capital

INB is subject to various regulatory capital requirements. As discussed beginning on page 19 of our 2009 Annual Report on Form 10-K, the Federal Deposit Insurance Corporation (FDIC) and other bank regulatory agencies use five capital categories ranging from well capitalized to critically undercapitalized to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premiums. These categories involve quantitative measures of a bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in mandatory and discretionary actions by the regulators that, if undertaken, could have a material adverse effect on our financial condition, results of operations and business.

Regulations require banks to maintain regulatory defined minimum Tier 1 leverage and Tier 1 and total risk-based capital ratio levels of at least 4%, 4% and 8%, respectively. In order to be classified as a well-capitalized institution under the regulatory framework for prompt corrective action, a bank must maintain minimum Tier 1 leverage and Tier 1 and total risk-based capital ratios of 5%, 6% and 10%, respectively. In April 2009, INB agreed with the OCC, its primary regulator, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio)—9%; Tier 1 capital to risk-weighted assets—10%; and total capital to risk-weighted assets—12%.

IBC on a consolidated basis is also subject to minimum regulatory capital requirements administered by the FRB. These guidelines require a ratio of Tier 1 or Core Capital, as defined in the guidelines, to total risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The guidelines also require a ratio of Tier 1 capital to adjusted total average assets of not less than 3%.

Information regarding regulatory capital and related ratios is summarized as follows:

	INB		IBC Consolidated
($ in thousands)	At June 30, 2010	At December 31, 2009	At June 30, 2010	At December 31, 2009
Tier 1 Capital (1)	$172,950	$239,698	$183,360	$269,054
Tier 2 Capital	20,153	23,541	20,529	23,827

Total risk-based capital	$193,103	$263,239	$203,889	$292,881

Net risk-weighted assets	$1,602,494	$1,874,750	$1,613,076	$1,897,331
Average assets for regulatory purposes	$2,182,746	$2,384,842	$2,204,638	$2,408,538

Tier 1 capital to average assets	7.92%	10.05%	8.32%	11.17%
Tier 1 capital to risk-weighted assets	10.79%	12.79%	11.37%	14.18%
Total capital to risk-weighted assets	12.05%	14.04%	12.64%	15.44%

(1)	IBC’s consolidated Tier 1 capital includes $54.8 million at June 30, 2010 and $55.0 million at December 31, 2009 of qualifying trust preferred securities. The inclusion of these securities in Tier 1 capital is currently limited to 25% of core capital elements, as defined in the FDIC regulations. Tier 1 capital also includes $25 million of cumulative perpetual preferred stock sold to the U.S. Treasury for which there is no limit.

Primarily as a result of regulatory limitations with respect to the inclusion of deferred tax assets in Tier 1 capital, INB was out of compliance at June 30, 2010 with the 9% minimum leverage ratio that it has agreed with the OCC to maintain. INB’s other two capital ratios at June 30, 2010 were in excess of its regulatory requirements of 12% and 10%, respectively.

We intend to meet this minimum leverage ratio requirement by increasing INB’s capital through the sale of additional IBC common stock in a public offering as described earlier. Although the proceeds from this offering are expected to restore INB’s leverage capital ratio to the required level, there can be no assurance that such offering will be completed or that INB’s capital status as of June 30, 2010 or any future failure to maintain its required regulatory capital ratios will not lead to additional regulatory enforcement actions or other restrictions. See the discussion below.

On March 31, 2011, new limits will take effect on the inclusion of trust preferred securities and other restricted core capital elements in Tier 1 capital of all bank holding companies (BHCs). Until the new effective date in 2011, all BHCs may include cumulative perpetual preferred stock and trust preferred securities in Tier 1 capital up to 25 percent of total core capital elements (excluding senior preferred stock issued to the U.S. Treasury, all of which qualifies as Tier 1 capital without restriction). See pages 61 and 62 of our 2009 Annual Report on Form 10-K for a more detailed discussion of these new requirements.

Memorandum of Understanding and Formal Agreement

As discussed in greater detail in note 17 to the condensed consolidated financial statements in this report, INB is currently operating under a Memorandum of Understanding (“MOU”) with the OCC that addresses various issues. Although progress has been made in complying with the requirements of the MOU, we understand that the OCC plans to pursue and enter into a formal agreement with INB, which agreement is likely to cover many of the same areas addressed in the MOU.

If INB enters into this formal agreement on the currently expected terms, it will not be allowed to accept brokered deposits without the prior approval of the OCC and it would also be required, in the absence of a waiver from the FDIC, to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. At June 30, 2010, INB’s brokered deposits totaled $159.6 million (or 8.6% of total deposits) and the rates offered on INB’s deposit products were at levels at or below the FDIC national rates plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC. There can be no assurance that any of these restrictions placed on INB will not negatively impact its liquidity and business.

Asset and Liability Management

We have interest rate risk that arises from differences in the repricing of our assets and liabilities within a given time period. We have never engaged in trading or hedging activities, nor invested in interest rate derivatives or entered into interest rate swaps. The primary objective of our asset/liability management strategy is to limit, within established guidelines, the adverse effect of changes in interest rates on our net interest income and capital. To this regard, INB, whose assets represent 99% of total consolidated assets, performs internal analyses by preparing interest rate shock scenarios (representing the effects of specific interest rate changes on its net interest income and capital) to its basic one-year static gap model as a quantitative tool to measure the amount of interest rate risk associated with changing market interest rates. INB also engages an outside consultant to prepare quarterly reports using an earnings simulation model to quantify the effects of various interest rate scenarios on its projected net interest income and net income over projected periods. These computations rely on various assumptions regarding balance sheet growth and composition, and the pricing and repricing and maturity characteristics of the balance sheet.

Gap analysis measures the difference between our interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period. For a discussion of gap analysis, including the factors that affect its computation and results, see pages 62 to 64 of our 2009 Annual Report on Form 10-K.

At June 30, 2010 and December 31, 2009, our interest-bearing liabilities that were scheduled to mature or reprice within one-year exceeded our interest-earning assets that were scheduled to mature or reprice within one-year. This one-year interest rate sensitivity gap amounted to a negative $545 million, or (25.2) % of total assets, at June 30, 2010, compared to a negative $717 million, or (29.9) % of total assets at December 31, 2009. As a result of the negative one-year gap, our balance sheet is considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

The change in the one-year gap from December 31, 2009 was primarily due to the runoff of deposits accounts and FHLB advances maturing within one year. INB’s objective is to maintain its deposit rates at levels that will promote a stable deposit base and at the same time adjust to its cash flow needs. Primarily as a result of higher regulatory capital requirements applicable to INB, INB reduced its balance sheet during the first half of 2010 by decreasing its aggregate deposits, borrowings and new loan originations and investment purchases.

Based on the June 30, 2010 negative one-year static gap, adjusted for various assumptions, if market rates were assumed to immediately increase by either 100, 200 or 300 basis points, INB’s annualized net interest income as of June 30, 2010 could be reduced in each scenario by an estimated 10%, 20% and 31%, respectively, if INB had to raise its deposit rates as quickly and in the same magnitude as those assumed in the shock analysis.

It should be noted that for purposes of computing the one-year static interest rate sensitivity gap, all of INB’s deposits with no stated maturities are treated as readily accessible accounts (as noted in footnote 3 to the following gap table), which contributes significantly to the liability sensitive position reported per the one-year gap analysis. However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by INB did not change as quickly and uniformly as changes in general market rates. For example, if only 25% of deposits with no stated maturity were assumed to be readily accessible, the one-year interest rate sensitivity gap would have been a negative 8.2% at June 30, 2010, compared to a negative 14% at December 31, 2009, which would have resulted in a significantly lower level of perceived interest rate sensitivity when using gap analysis for such measure, and would also significantly reduce the impact noted above of immediate rate shocks on INB’s annualized net interest income.

The table that follows summarizes our interest-earning assets and interest-bearing liabilities as of June 30, 2010, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Loans (1)	$148,515	$176,907	$864,443	$193,166	$1,383,031
Securities held to maturity (2)	29,975	60,828	307,421	220,057	618,281
Short-term investments	29,298	—	—	—	29,298
FRB and FHLB stock	5,103	—	—	4,743	9,846

Total rate-sensitive assets	$212,891	$237,735	$1,171,864	$417,966	$2,040,456

Deposit accounts (3) :
Interest checking deposits	$9,238	$—	$—	$—	$9,238
Savings deposits	10,675	—	—	—	10,675
Money market deposits	470,381	—	—	—	470,381
Certificates of deposit	136,161	303,268	757,647	161,476	1,358,552

Total deposits	626,455	303,268	757,647	161,476	1,848,846

FHLB advances (1)	10,000	8,000	22,500	—	40,500
Debentures and mortgage note payable (1)	46,392	—	10,310	158	56,860
Accrued interest on all borrowed funds	1,222	—	—	—	1,222

Total borrowed funds	57,614	8,000	32,810	158	98,582

Total rate-sensitive liabilities	$684,069	$311,268	$790,457	$161,634	$1,947,428

GAP (repricing differences)	$(471,178)	$(73,533)	$381,407	$256,332	$93,028

Cumulative GAP	$(471,178)	$(544,711)	$(163,304)	$93,028	$93,028

Cumulative GAP to total assets	(21.8)%	(25.2)%	(7.5)%	4.3%	4.3%

Significant assumptions used in preparing the gap table above follow:

(1)	Adjustable-rate loans and borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and borrowings are scheduled, including repayments, according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $18.9 million and foreclosed real estate of $34.3 million are also excluded from the table although some portion is expected to return to an interest-earning status in the near term.
(2)	Securities are scheduled according to the earlier of their contractual maturity or the date in which the interest rate is scheduled to increase. The effects of possible prepayments that may result from the issuer’s right to call a security before its contractual maturity date are not considered in the analysis. The net carrying value ($3.0 million) of corporate securities that are on a cash basis of accounting are excluded from the table.
(3)	Interest checking, savings and money market deposits are regarded as 100% readily accessible withdrawable accounts and certificates of deposit are scheduled according to their contractual maturity dates.

Recent Accounting Standards

See note 20 to the condensed consolidated financial statements included in this report for a discussion of this topic.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending, security investing, deposit-taking and borrowing activities. We do not engage in and accordingly have no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of our financial instruments, which reflect changes in market prices and rates, can be found in note 19 to the condensed consolidated financial statements included in this report.

We actively monitor and manage our interest rate risk exposure as described in the section entitled “Asset and Liability Management” above.

ITEM 4.	Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that as of June 30, 2010, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	Risk Factors

In light of recent developments at our company and within the banking industry in general, we have elected to update and restate in its entirety, the “Risk Factors” section previously reported in our 2009 annual report on Form 10-K as follows:

Risks Related to Our Business

Additional increases in our level of nonperforming assets could have an adverse effect on our financial condition and operating results.

Our results of operations for the last two years and for the first half of 2010 have been negatively impacted by the weak economy, high rates of unemployment, increased office and retail vacancy rates and lower commercial real estate values, all of which have resulted in a significant increase in our nonperforming assets and associated loan and real estate loss provisions and related expenses to carry these assets. We expect these unfavorable conditions to continue for some period of time.

Although we have and will continue to actively manage the resolution of our nonperforming and problem assets on an individual basis, due to the cost of and delays we have encountered in connection with the pursuit of available remedies and to respond to concerns from our regulators to reduce our criticized assets, we completed a bulk sale in order to accelerate the reduction of our problem assets. On May 25, 2010, we sold certain non-performing and underperforming loans on commercial real estate and multi-family properties and some real estate owned. The assets sold aggregated to approximately $207 million and consisted of $187 million of loans and $14.4 million of real estate owned by INB and $5.6 million of loans owned by IMC. All of the assets were sold at a substantial discount to their net carrying values of $197.7 million for an aggregate purchase price of $121.5 million. As a result of this bulk sale, we recorded a $78.6 million combined provision for loan and real estate losses, which contributed approximately $44 million to the net loss we reported in the first half of 2010.

Our nonperforming assets at June 30, 2010, amounted to $53.2 million, or 2.46% of our total assets, and were comprised of $18.9 million of nonaccrual loans and $34.3 million of real estate acquired through foreclosure. At June 30, 2010, we also had $21.4 million of accruing troubled debt restructurings on which we have granted certain concessions to provide payment relief generally consisting of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments. No assurance can be given that we will not be required to sell these as well as other problem assets in the future below their then net carrying values.

Our ability to complete foreclosure or other proceedings to acquire and sell certain collateral properties in many cases can be delayed by various factors including bankruptcy proceedings and an overloaded court system. As a result, the timing and amount of the resolution and/or disposition of nonaccrual loans as well as foreclosed real estate cannot be predicted with certainty. If the current downturn in commercial real estate values and local economic conditions in both New York and Florida or if the delays noted above continues, it will have an adverse impact on our asset quality, level of nonperforming assets, operating costs, charge-offs, profitability and capital.

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

We maintain an allowance for loan losses and a valuation allowance for real estate losses that we believe reflect the risks of losses inherent in our loan portfolio and our portfolio of real estate acquired through foreclosure. There is a risk that we may experience losses that could exceed the allowances we have set aside. In determining the size of the allowances, we make various assumptions and judgments about the collectability of our loan portfolio and the estimated market values of collateral properties and foreclosed real estate, which are discussed under the caption “Critical Accounting Policies” in this report on Form 10-Q which is incorporated herein by reference. If our assumptions and judgments prove to be incorrect, we may have to increase these allowances by recording additional provisions, which could have an adverse effect on our operating results and financial condition. There can be no assurances that our allowances for loan and real estate losses will be adequate to protect us against actual loan and real estate losses that we may incur. Furthermore, our regulators may require us to make additional provisions for loan and real estate losses and/or recognize additional charge-offs after their periodic review of these portfolios and related allowances, which could also have a material adverse effect on our financial condition and results of operations. As part of the proposed formal agreement with the OCC, we will be required to evaluate our allowance for loan loss methodology, which could cause additional provisions for loan losses to be taken.

We are subject to the risks and costs associated with the ownership of real estate, which could adversely affect our operating results and financial condition.

We may need to foreclose on the properties that collateralize our mortgage loans that are in default as a means of repayment and may thereafter own and operate such properties, which expose us to risks and costs inherent in the ownership of real estate. The amount that we may realize from the sale of a collateral property is dependent upon the market value of the property at the time we are able to find a buyer and actually sell the asset. In addition, the costs associated with the ownership of real estate, principally real estate taxes, insurance and maintenance and repair costs, may exceed the rental income earned from the property, if any, and we may therefore have to advance additional funds in order to protect our investment or we may be required to dispose of the property at a loss. Further, hazardous substances could be discovered on the properties and we may be required to remove the substances from and remediate the properties at our expense, which could be substantial. We may not have adequate remedies against the owners of the properties or other responsible parties and the remedies may involve substantial delay and expense to us and we may find it difficult to sell the affected properties and we may be forced to own the properties for an extended period of time. All of the above factors could adversely affect our operating results and financial condition.

Our loan portfolio is concentrated in commercial and multi-family real estate mortgage loans, which increases the risk associated with our loan portfolio.

Our loan portfolio is concentrated in loans secured by commercial and multi-family real estate (including rental apartment buildings, retail condominium units, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and some vacant land). This concentration increases the risk associated with our loan portfolio because commercial real estate and multi-family loans are generally considered riskier than many other kinds of loans, like single family residential real estate loans, since these loans tend to involve larger loan balances to one borrower or groups of related borrowers and repayment of such loans is typically dependent upon the successful operation of the underlying real estate. Furthermore, the banking regulators continue to give commercial real estate lending greater scrutiny and banks with higher levels of these loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of commercial real estate lending growth and exposures.

Additionally, we have loans secured by vacant or substantially vacant properties as well as some vacant land, all of which typically do not have adequate or any income streams and depend upon other sources of cash flow from the borrower for repayment. Furthermore, many of our borrowers have more than one mortgage loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss. As of June 30, 2010, our average real estate loan size was $2.4 million. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market and economic conditions affecting the value of our loan collateral and problems affecting the credit and business of our borrowers.

Our ability to recover our investment in the mortgage loans we originate is dependent on the market value of the properties underlying such loans because many of our mortgage loans have nonrecourse or limited recourse. In addition, our losses in connection with delinquent and foreclosed loans may be more pronounced because our commercial and multi-family real estate mortgage loans generally defer repayment of a substantial part of the original principal amount until maturity.

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

The properties securing our mortgage loans are concentrated in New York and Florida (our two primary lending market areas), which have and continue to suffer weak economic conditions and lower commercial real estate values. Additionally, we have and will continue to lend in geographical areas that are in the process of being revitalized or redeveloped which can be negatively impacted to a greater degree in an economic downturn. Properties securing our loans in these types of neighborhoods may be more susceptible to fluctuations in property values than in more established areas. Many of the multi-family properties located in New York City and surrounding areas are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans which results in a higher degree of risk.

Taxes on real property in Florida have also increased substantially in recent years, and New York is facing budget deficits that could result in higher taxes. Higher taxes may adversely affect our borrowers’ cash flows and our costs of foreclosed property as well as real estate values generally.

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

Our concentration on commercial real estate loans, OCC policies and the proposed formal agreement with the OCC require us to strengthen our management and systems, which has increased our expenses, raised the amount of capital we must maintain, and is expected to further increase our operating costs.

The OCC and the other bank regulators require banks with concentrations of assets to have management, policies, procedures and systems appropriate to manage these risks, especially where the real estate loans are concentrated geographically or in particular lines of business. Commercial real estate (inclusive of multifamily properties and vacant land) comprised 99.8% of our total loan portfolio and 65% of our total assets, and represented 852% of our total stockholders’ equity at June 30, 2010. We have been and will continue to be required to hold heightened levels of capital as a result of the risks of our concentration of commercial real estate loans.

The proposed formal agreement with the OCC will require us to better address our real estate concentrations and related risks consistent with OCC guidance, including adopting policies and procedures to identify concentrations and risks within our commercial real estate portfolio, and implementing policies and procedures complying with OCC guidance.

These include:

•	Management information systems to better identify, measure, monitor, report and manage commercial real estate risks and compliance with policies and procedures;

•	Maintain an adequate allowance for loan losses consistent with OCC rules;

•	Increased management and board of directors’ oversight;

•	Actions to control real estate concentrations and reduce related risks; and

•	Actions to reduce interest rate and liquidity risks.

These efforts will require increased management time and costs, including additional personnel and costs of consultants and other third parties.

Our commercial real estate loans are relatively short-term and we face the risk of borrowers being unable to refinance or pay their loans at maturity which could adversely affect our earnings, credit quality and liquidity.

Our commercial real estate loans have an average maturity of approximately four years, and finance properties with long lives. Our borrowers are expected to have to refinance their loans at maturity, or pay the loans at maturity from other sources of cash or from sales of the financed properties. We are therefore subject to the risks that our borrowers will not be able to repay or refinance their loans from us due to adverse conditions in their businesses, unavailability of alternative financing, or an inability to timely sell the property securing our loan. The ongoing credit crisis and disruptions in the commercial real estate markets, the virtual disappearance of the commercial real estate securitization market and other lenders’ diversification away from commercial real estate lending, as well as declines in property values have all increased our credit risks, increased our delinquent and nonperforming loans, and our foreclosures and the potential for future losses on our loans. Problem and foreclosed loans increase our costs and take additional time and effort to manage. These conditions also reduce the rate of payoffs on our loans, which reduces our customary liquidity from loan turnover.

Weak economic conditions in our New York and Florida markets could continue to negatively impact our asset quality, financial condition and operating results.

Unlike larger national or regional banks that are more geographically diversified, our business and earnings are closely tied to the local economic conditions and commercial real estate values in New York and Florida. The local economies and commercial real estate values in both states continued to weaken in recent periods and we expect these conditions to continue for some period of time. A sustained and prolonged economic and real estate downturn could continue to adversely affect the quality of our assets, further increase our credit losses, real estate losses and related expenses, and reduce the demand for our products and services, which could adversely affect our financial condition and operating results.

Our ability to realize our deferred tax assets will be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support our deferred tax amount, and the amount of our net operating loss carryforward and certain other tax attributes realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code as a result of future sales of our capital securities.

As of June 30, 2010, we had a net deferred tax asset of $47.7 million, which includes a gross net operating loss carryforward of approximately $71 million (or $31 million of the total tax asset) that was generated mostly from our recent bulk sale of nonperforming and underperforming assets. This deferred tax asset is available to reduce income taxes payable on our future earnings.

The amount of net operating loss carry-forwards and certain other tax attributes realizable annually for income tax purposes may be reduced by an offering and/or other sales of our capital securities, including transactions in the open market by 5% or greater shareholders, if an ownership change is deemed to occur under Section 382 of the Internal Revenue Code.

The determination of whether an ownership change has occurred under Section 382 is highly fact specific and can occur through one or more acquisitions of capital stock (including open market trading) if the result of such acquisitions is that the percentage of our outstanding common stock held by shareholders or groups of shareholders owning at least 5% of our common stock at the time of such acquisition, as determined under Section 382, is more than 50 percentage points higher than the lowest percentage of our outstanding common stock owned by such shareholders or groups of shareholders within the prior three-year period. In connection with the bulk sale in May 2010, we also sold shares of our Class A common stock representing approximately 9.9% of our issued and outstanding shares of Class A common stock after issuance. That transaction, combined with future sales of shares of our Class A common stock, could increase the risk of a possible future change in control as defined under Section 382.

Hurricanes or other adverse weather or environmental events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Our market areas in Florida are especially susceptible to hurricanes and tropical storms and related flooding and wind damage. In addition, our Pinellas County, Florida market may be adversely impacted by the recent BP oil spill in the Gulf of Mexico. Such weather and other environmental events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where we operate. The BP oil spill may adversely affect the cash flows, values and marketability of properties in Florida securing our loans. Hurricane and other storm damage in Florida have increased the costs of insuring properties in Florida. We cannot predict whether or to what extent damage that may be caused by such events will affect our operations or the economies in our current or future market areas, but such events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in loan delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes, tropical storms, including flooding and wind damage, or other environmental events. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in our markets.

We may be required to recognize additional impairment charges on our investment in trust preferred securities, which would adversely affect our operating results and financial condition.

INB owns trust preferred security investments with a net carrying value of $5.2 million at June 30, 2010 that are classified as held to maturity. The estimated fair value of these securities are very depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and weak economic conditions, which has severely reduced the demand for these securities and rendered their trading market inactive. In 2009 and, through the first half of 2010, we have recorded other than temporary impairment (“OTTI”) charges totaling $2.8 million on these securities. The OTTI determination was based on an increase in the aggregate amount of deferred and defaulted interest payments on the underlying collateral by the issuing banks such that it is no longer probable that INB will recover its full investment in the applicable security. There can be no assurance that there will not be further write downs in the future on these trust preferred securities, which could adversely affect our operating results and financial condition.

Our business strategy may not be successful.

Our business strategy is to attract deposits and originate commercial and multi-family real estate loans on a profitable basis. Our ability to execute this strategy depends on factors outside of our control, including the state of economic conditions generally and in our market areas in particular, as well as interest rate trends, the state of credit markets, loan demand, competition, government regulations, regulatory restrictions and other factors. We can provide no assurance that we will be successful in maintaining or increasing the level of our loans and deposits at an acceptable risk or on profitable terms, while also managing the costs of resolving our nonperforming assets. There can be no assurance that there will be any future growth in our current business or that it will be profitable.

We depend on a small number of executive officers and other key employees to implement our business strategy and our business may suffer if we lose their services.

Our success is dependent on the business expertise of a small number of executive officers and other key employees. Mr. Lowell Dansker, age 59, our Chairman, and Mr. Keith Olsen, age 56, President of the Bank, have historically made all of the underwriting and lending decisions for us.

We recently hired a new chief credit officer and a new asset/liability manager to enhance the management team’s breadth and depth. However, if Mr. Dansker or Mr. Olsen or any of our other executive officers or key employees were to become unavailable for any reason, our business may be adversely affected because of their skills and knowledge of the markets in which we operate, their years of real estate lending experience and the difficulty of promptly finding qualified replacement personnel. To attract and retain qualified personnel to support our business, we offer various employee benefits, including executive employment agreements. We have a written management succession plan that identifies internal officers to perform executive officer functions in case of temporary disruptions due to such things as illnesses or leaves of absence. The plan contains procedures regarding the selection of permanent replacements, if any, for key officers. There can be no assurance that this plan would be effective or that we would be able to attract and retain qualified personnel. Competition for qualified personnel may also lead to increased hiring and retention costs.

We face strong competition in our market areas.

Our primary markets consist of the New York City area and the Tampa Bay area of Florida, which are highly competitive and such competition may increase further. We experience competition in both lending and attracting deposits from other banks and nonbanks located within and outside our primary market areas, some of which are significantly larger institutions with greater resources, lower cost of funds or a more established market presence. Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, securities firms, investment bankers, money market funds, life insurance companies and the mutual fund industry. For loans, we experience competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, credit card companies, credit unions, pension funds and securities firms. Because our business depends on our ability to attract deposits and originate loans profitably, our ability to efficiently compete for depositors and borrowers is critical to our success. External factors that may impact our ability to compete include changes in local economic conditions and commercial real estate values, changes in interest rates, regulatory actions that limit the rates we pay on our deposits to market rates, changes in the credit markets and funds available for lending generally, advances in technology, changes in government regulations and the consolidation of banks and thrifts within our marketplace.

We depend on brokers for our loan originations and any reduction in referrals could limit our ability to grow or maintain the size of our loan portfolio.

We rely significantly on referrals from commercial real estate mortgage brokers for our loan originations. Our loan origination volume depends on our ability to continue to attract these referrals from mortgage brokers. If those referrals were to decline or not expand, there can be no assurances that other sources of loan originations would be available to us.

Liquidity risks could negatively affect our operations and business.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, repayments of loans, or other sources could have a substantial negative effect on our liquidity. In addition to deposits, our primary funding sources include unsecured federal funds that we purchase from correspondent banks as well as secured advances, both short- and longer-term, that are available from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York, with the use of our investment securities and certain loans that can be pledged as collateral. Other sources of liquidity that may be available to us, but cannot be assured, include our ability to issue and sell debentures, preferred stock or common stock in public or private transactions.

Our access to adequate amounts of funding sources on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets, adverse changes in the financial condition of our correspondent banks that supply us with federal funds, or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the credit markets. There can be no assurance that our current level of liquidity sources will be adequate or will not be adversely affected in the future and reduce the availability of funds to us.

Volatility in the capital and credit markets may negatively impact our business.

The capital and credit markets have experienced severe volatility and disruption. In some cases, the markets produced downward pressure on stock prices and reduced credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If current levels of market disruption and volatility were to continue or worsen, we may experience adverse effects, which may be material, on our ability to access capital or credit and on our business, financial condition and results of operations.

Changes in interest rates could adversely impact our earnings and we must continually identify and invest in mortgage loans or other instruments with rates of return above our cost of funds.

As a financial institution, we are subject to the risk of fluctuations in interest rates. A significant change in interest rates could have a material adverse effect on our profitability, which depends primarily on the generation of net interest income which is dependent on our interest rate spread, which is the difference between yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities. As a result, our success depends on our ability to invest a substantial percentage of our assets in mortgage loans with rates of return that exceed our cost of funds. We expect lower rates of return from our investment securities, especially our government securities and overnight investments, than from our loans. Regulatory requirements for greater liquidity may adversely affect our profitability. Both the pricing and mix of our interest-earning assets and our interest-bearing liabilities are impacted by such external factors as our local economies, competition for loans and deposits, the state of the credit markets, government monetary policy and market interest rates.

Fluctuations in interest rates are difficult to predict and manage and, therefore, there can be no assurance of our ability to maintain a consistent positive interest rate spread. There can be no assurances that a sudden and substantial change in interest rates may not adversely impact our earnings, our cost of funds, loan demand, and the value of our collateral and investment securities. For a further discussion of our management of interest rate risk, see the caption entitled “Asset and Liability Management” in this Report on Form 10-Q, which is incorporated herein by reference.

Our level of indebtedness may adversely affect our financial condition and our business.

Our borrowed funds (exclusive of deposits) and related interest payable was approximately $99 million at June 30, 2010. This level of indebtedness could make it difficult for us to satisfy all of our obligations to the holders of our debt and could limit our ability to obtain additional debt financing to fund our working capital requirements. The inability to incur additional indebtedness could adversely affect our business and financial condition by, among other things, limiting our flexibility in planning for, or reacting to, changes in our industry; and placing us at a competitive disadvantage with respect to our competitors who may operate on a less leveraged basis. As a result, this may make us more vulnerable to changes in economic conditions and require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, which would reduce the funds available for other purposes. In 2010, we deferred our interest payments on our $56.7 million of outstanding trust preferred securities and suspended the dividend payments on our $25 million of outstanding TARP cumulative preferred stock, which limits our options in raising capital or new funding. Furthermore, the FRB has prohibited us from incurring any new indebtedness without their permission.

Reputational risk and social factors may negatively impact us.

Our ability to attract and retain depositors and customers is highly dependent upon consumer and other external perceptions of either or both of our business practices and financial condition. Adverse perceptions could damage our reputation to a level that could lead to difficulties in generating and maintaining deposit accounts, accessing credit markets and increased regulatory scrutiny on our business. Borrower payment behaviors also affect us. To the extent that borrowers determine to stop paying on their loans where the financed properties’ market values are less than the amount of their loan, or otherwise, our costs and losses may increase. Adverse developments or perceptions regarding the business practices or financial condition of our competitors, or our industry as a whole, may also indirectly adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. All of the above factors may result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer and may also increase our litigation risk. If these risks were to materialize they could negatively impact our business, financial condition and results of operations.

Future acquisitions and expansion activities may disrupt our business, dilute existing shareholders and adversely affect our operating results.

We periodically evaluate potential acquisitions and expansion opportunities. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or businesses, as well as other geographic and product expansion activities, involve various risks including:

•	risks of unknown or contingent liabilities;

•	unanticipated costs and delays;

•	risks that acquired new businesses do not perform consistent with our growth and profitability expectations;

•	risks of entering new markets or product areas where we have limited experience;

•	risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

•	exposure to potential asset quality issues with acquired institutions;

•	difficulties, expenses and delays of integrating the operations and personnel of acquired institutions, and start-up delays and costs of other expansion activities;

•	potential disruptions to our business;

•	possible loss of key employees and customers of acquired institutions;

•	potential short-term decreases in profitability; and

•	diversion of our management’s time and attention from our existing operations and business.

Regulatory Risks

Attractive acquisition or expansion opportunities may not be available to us in the future.

While we seek continued organic growth, as our earnings and capital position improve, we may consider the acquisition of other businesses or expansion into new product lines. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisitions and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock. Pursuit of new product lines, moreover, will require acquisition of additional resources and personnel and there can be no assurance that such resources and personnel will be available to us or can be obtained without unreasonable costs and expense.

We operate in a highly regulated industry and government regulations significantly affect our business.

The banking industry is extensively regulated with regulations intended primarily to protect depositors, consumers and the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System, or Federal Reserve Board (FRB) and the Bank is also subject to regulation and supervision by the Office of the Comptroller of the Currency (OCC). Regulatory requirements affect our lending practices, capital structure, investment practices, asset allocations, operating practices, growth and dividend policy.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, containing comprehensive regulatory reform, has recently been enacted. While the full effects of the legislation on us cannot yet be determined, it could result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect our business.

Our current operations and activities are subject to heightened regulatory oversight which increases our operating expenses and we expect further formal regulatory enforcement actions that may negatively impact our business.

On April 7, 2009, our bank subsidiary INB (also referred to as the Bank) entered into a Memorandum of Understanding (“MOU”) with the OCC, its primary regulator, which requires the Bank to (1) appoint a Compliance Committee to monitor and coordinate the Bank’s adherence to the MOU and to submit progress reports to the OCC; (2) develop and implement a Strategic Plan in accordance with guidelines set forth in the MOU; (3) review and revise the Bank’s Contingency Funding Plan to address matters outlined in the MOU; (4) develop and implement a written program to improve credit risk management processes that are consistent across the Bank’s two primary markets; (5) develop and implement a three-year capital program in accordance with guidelines set out in the MOU; and (6) review and revise the Bank’s interest rate risk policy and procedures to address matters set forth in the MOU.

Although the Bank believes it has made progress in addressing various matters covered by the MOU, it understands that the OCC plans to pursue and enter into a formal agreement with the Bank, which agreement is likely to cover many of the same areas addressed in the MOU, including the following:

•	appointment of a compliance committee, all but one of which must be independent, to monitor and coordinate adherence to the formal agreement;

•	development of a strategic plan, which will, among other things, establish objectives and identify strategies to achieve those objectives;

•	development of a long-term capital plan and achievement and maintenance of required capital levels;

•	an assessment of certain executive officers;

•	development and implementation of a plan to improve earnings;

•	a program for liquidity risk management and maintenance of adequate liquidity levels with monthly reporting and weekly advisories to the OCC concerning deposit maturities;

•	implementation of a plan to diversify assets;

•	implementation of a plan to improve loan portfolio management;

•	a program to eliminate criticized assets;

•	a program for the review of loans to assure timely identification and characterization of problem credits;

•	a program for the maintenance of an adequate allowance for loan losses consistent with OCC rules;

•	appraisals of real property that are timely and comply with OCC requirements; and

•	interest rate risk policies.

Many of these plans and programs will be subject to OCC review and approval.

If the Bank enters into the formal agreement on the currently expected terms, the Bank will not be allowed to accept brokered deposits without the prior approval of the OCC and it would also be required, in the absence of a waiver from the FDIC, based on a determination that INB operates in high cost deposit markets, to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. At June 30, 2010, the Bank had total brokered deposits of $159.6 million, of which $21.5 million (13%) mature by June 30, 2011. At June 30, 2010, all of the Bank’s deposit products were at levels at or below the FDIC national rates plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC.

We expect, moreover, that the current capital levels the Bank is required to maintain (Tier 1 capital to total average assets (leverage ratio)—9%; Tier 1 capital to risk-weighted assets—10%; and total capital to risk-weighted assets—12%) will be included in any formal agreement that INB may enter into with the OCC.

As a result of all of the above, our operations, lending activities and capital levels are now subject to heightened regulatory oversight, over and above the extensive regulation which normally applies to us under existing regulations, which will increase our expenses and could negatively impact our business. In addition, failure by the Bank to comply with these heightened requirements could lead to additional regulatory actions, expenses and other restrictions, including the possible sale, merger, liquidation or receivership of the Bank if we are unable to comply.

IBC has relied on cash dividends from its subsidiaries.

IBC is a separate and distinct legal entity from INB and IMC, its wholly-owned subsidiaries. Prior to January 2010, INB made cash dividend payments to IBC to fund the interest payments on IBC’s outstanding debt and the cash dividend requirements on its outstanding preferred stock held by the U.S. Treasury. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, IBC’s right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary is subject to the prior claims of the subsidiary’s creditors. The inability to receive dividends from INB materially and adversely affects IBC’s liquidity and its ability to service its debt, pay its other obligations, or pay cash dividends on its common or preferred stock, which could have a material adverse effect on our business.

In January 2010, INB was informed by it primary regulator, the OCC, that it will not be permitted to pay any cash dividends to IBC. INB accordingly suspended its cash dividend payments effective January 2010.

FDIC deposit insurance premiums have increased substantially and may increase further, which will adversely affect our results of operations

Our operating results have been negatively impacted by a substantial increase in FDIC premiums for all FDIC insured banks. Our FDIC insurance expense for 2009 increased 246% from 2008 to $5.2 million, which included a special assessment imposed in June 2009 on all insured banks and amounted to $1.1 million for us. We expect deposit insurance premiums will continue to remain at a high level and may increase for all banks, including the possibility of additional special assessments, due to recent strains on the FDIC deposit insurance fund resulting from recent bank failures and an increase in the number of banks likely to fail over the next few years. Our current level of FDIC insurance expense as well as any further increases thereto will adversely affect our operating results.

We are not paying dividends on our preferred stock or common stock and are deferring distributions on our trust preferred securities, and we are restricted in otherwise paying cash dividends on our common stock. The failure to resume paying dividends on our preferred stock and trust preferred securities may adversely affect us.

We historically paid cash dividends before we suspended dividend payments on our preferred and common stock and distributions on our trust preferred securities pursuant to the request of the FRB and the OCC on February 1, 2010 and January 10, 2010, respectively. The FRB, as a matter of policy, has indicated that bank holding companies should not pay dividends or make distributions on trust preferred securities using funds from the U.S Treasury’s Capital Purchase Program instituted under the Troubled Asset Relief Program (“TARP Capital Purchase Program”). Dividends and distributions on trust preferred securities also are generally limited to amounts available from current earnings. We have incurred losses to date in 2010. In February 2010, the FRB, the holding company’s primary regulator, informed us that we may not, without the prior approval of the FRB, pay dividends on or redeem our capital stock, pay interest on or redeem our trust preferred securities, or incur new debt and we have therefore suspended payment of dividends on our Series A Preferred Stock and the payment of interest on our trust preferred securities. Accordingly, there can be no assurance that any dividends will be paid in the future.

There is no assurance that we will receive approval to resume paying cash dividends following this offering. Even if we are allowed to resume paying dividends again by the FRB and the OCC, future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all accrued and unpaid dividends and deferred distributions on our Series A Preferred Stock and trust preferred securities. As of June 30, 2010, we had $790,000 of unpaid dividends owing on our preferred stock and $1,141,000 of deferred distributions owing on our trust preferred securities. Further, we need prior Treasury approval to increase our quarterly cash dividends above $0.25 per common share through the earliest of December 23, 2011, the date we redeem all shares of Series A Preferred Stock or the Treasury has transferred all shares of Series A Preferred Stock to third parties. All dividends are declared and paid at the discretion of our board of directors and are dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant. Current and proposed regulatory requirements for increased capital and liquidity will limit our ability to pay dividends on our preferred and common stock and make distributions on our outstanding trust preferred securities.

Further, dividend payments on our Series A Preferred Stock and distributions on our trust preferred securities are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent dividend payment date. In the event of any liquidation, dissolution or winding up of the affairs of our company, holders of the Series A Preferred Stock shall be entitled to receive for each share of Series A Preferred Stock the liquidation amount plus the amount of any accrued and unpaid dividends. If we miss six quarterly dividend payments, whether or not consecutive, the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. We cannot pay dividends on our outstanding shares of Series A Preferred Stock or our common stock until we have paid in full all deferred distributions on our trust preferred securities, which will require prior approval of the FRB.

Accounting, Systems and Internal Control Risks

Changes in accounting standards may affect our performance.

Our accounting policies and procedures are fundamental to how we record and report our financial condition and results of operations. From time to time, there are changes in the financial accounting and reporting standards that govern the preparation of financial statements in accordance with GAAP. These changes can be difficult to predict and can materially impact how we record and report our financial condition and operating results. The Financial Accounting Standards Board has and continues to issue a large number of accounting standards that necessarily require all companies to exercise significant judgment and interpretation in the application of those standards. For example, banks now need to use “significant” judgment when assessing the estimated fair value of the assets and liabilities sitting on their balance sheets even though market values can change rapidly and may not be representative due to the inactivity of certain markets. These judgments and estimates could lead to inaccuracy and/or incomparability of financial statements in the banking industry. Future changes in financial accounting and reporting standards, including marking all our assets and liabilities to market values, could have a negative effect on our operating results and financial condition and even require us to restate prior period financial statements.

The accuracy of our judgments and estimates about financial and accounting matters will impact operating results and financial condition.

We necessarily make certain estimates and judgments in preparing our financial statements. The quality and accuracy of those estimates and judgments will have an impact our operating results and financial condition. For a further discussion, see the caption “Critical Accounting Policies” in this Report on Form 10-Q.

Failure to maintain an effective system of internal control over financial reporting may not allow us to be able to accurately report our financial condition, operating results or prevent fraud.

We regularly review and update our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. We maintain controls and procedures to mitigate against risks such as processing system failures and errors, and customer or employee fraud. We maintain insurance coverage for certain of these risks. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the objectives of the system are met. Events could occur which are not prevented or detected by our internal controls or are not insured against or are in excess of our insurance limits. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

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

We voluntarily participated in the TARP Capital Purchase Program and we are now subject to various restrictions as defined therein, including standards for executive compensation and corporate governance for as long as the Treasury holds our Series A Preferred Stock, or any common stock that may be issued to them pursuant to the warrant they hold. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. This deductibility limit on executive compensation, which currently only affects our Chairman’s compensation, will increase the overall after-tax cost of our compensation programs in future periods and we could potentially be subject to the above restrictions for a ten-year time period. Pursuant to the American Recovery and Reinvestment Act of 2009, further compensation restrictions, including significant limitations on incentive compensation and “golden parachute” payments, have been imposed on our most highly compensated employees, which may make it more difficult for us to retain and recruit qualified personnel, which could negatively impact our business, financial condition and results of operations.

Regulatory restrictions on hiring, compensating and indemnifying directors and senior executive officers may adversely affect us.

The OCC has, and the FRB likely will, require us to seek approval before electing any new directors or senior executive officers. Such hiring restrictions and inability to indemnify, and to pay any such persons “golden parachute” payments upon the termination of their service, may adversely affect our ability to attract or retain the qualified persons we need to operate our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported in a Form 8-K filed on May 27, 2010, on May 25, 2010, IBC sold 850,000 shares of its Class A Common Stock for aggregate cash consideration of $4,250,000 pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

ITEM 3.	Defaults Upon Senior Securities

As previously reported in a Form 8-K filed on February 22, 2010, IBC elected to defer regularly scheduled interest payments on its outstanding $55 million of junior subordinated notes relating to its trust preferred securities and to suspend cash dividend payments on its Series A Preferred Stock held by the U.S. Treasury.

The deferral of the interest payments does not constitute a default under the indenture governing the trust preferred securities. During the deferral period, interest will continue to accrue on the junior subordinated notes at the stated coupon rate, including on the deferred interest. At June 30, 2010, IBC had accrued and owing a total of $1.1 million of interest payments on the junior subordinated notes.

Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date. At June 30, 2010, IBC had unpaid preferred stock dividends in arrears of $790,000. If IBC misses six quarterly dividend payments on the Series A Preferred Stock, whether or not consecutive, the Treasury will have the right to appoint two directors to IBC’s board of directors until all accrued but unpaid dividends have been paid. IBC has missed the February and May 2010 dividend payments as of June 30, 2010.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

The following exhibits are incorporated by reference to our 8-K filing dated May 25, 2010, filed with the Securities and Exchange Commission on May 27, 2010.

10.1	Asset Purchase Agreement, dated May 25, 2010, by and among Intervest National Bank, Intervest Mortgage Corporation and VFC Partners 4 LLC

10.2	Investment Agreement, dated May 25, 2010, by and among Intervest Bancshares Corporation, Varde Investment Partners, L.P. and FC Highway 6 Holdings LLC

10.3	Registration Rights Agreement, dated May 25, 2010, by and among Intervest Bancshares Corporation, Varde Investment Partners, L.P. and FC Highway 6 LLC

10.4	Letter Agreement, dated May 25, 2010, by and between Intervest National Bank And VFI Partners 4 LLC

The following exhibits are filed as part of this report.

31.0	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.1	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.0	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: July 28, 2010	By:	/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Executive Vice President (Principal Executive Officer)

Date: July 28, 2010	By:	/s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer (Principal Financial Officer)