Form 10-Q
period 2010-09-30
INTERVEST BANCSHARES CORP
filed 2010-10-27
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of October 20, 2010, there were 19,720,812 shares of Class A Common Stock, $1.00 par value per share, outstanding.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

FORM 10-Q

September 30, 2010

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

PART 1. FINANCIAL INFORMATION - ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At September 30, 2010	At December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$9,276	$6,318
Federal funds sold, commercial paper and other short-term investments	4,539	1,659

Total cash and cash equivalents	13,815	7,977

Securities held to maturity, net (estimated fair value of $614,054 and $630,554, respectively)	613,844	634,856
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	9,865	10,708
Loans receivable (net of allowance for loan losses of $32,250 and $32,640, respectively)	1,331,062	1,653,524
Accrued interest receivable	9,210	11,196
Loan fees receivable	5,734	7,890
Premises and equipment, net	4,687	4,924
Foreclosed real estate (net of valuation allowance of $3,654 and $2,793, respectively)	38,792	31,866
Deferred income tax asset	47,806	18,044
Other assets	29,283	20,219

Total assets	$2,104,098	$2,401,204

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$3,480	$3,429
Interest-bearing deposit accounts:
Checking (NOW) accounts	11,015	9,117
Savings accounts	10,363	11,682
Money market accounts	455,601	496,065
Certificate of deposit accounts	1,326,375	1,509,691

Total deposit accounts	1,806,834	2,029,984

Borrowed funds:
Federal Home Loan Bank advances	30,500	61,500
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	1,780	183
Mortgage note payable	153	167

Total borrowed funds	89,135	118,552

Accrued interest payable on deposits	3,518	6,201
Mortgage escrow funds payable	30,780	24,363
Other liabilities	9,759	8,050

Total liabilities	1,940,026	2,187,150

STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 issued and outstanding)	25	25
Additional paid-in-capital, preferred	24,975	24,975
Preferred stock discount	(1,245)	(1,534)
Class A common stock ($1.00 par value; 62,000,000 shares authorized; 8,540,812 and 8,095,151 shares issued at September 30 and December 31, respectively; and 8,540,812 and 7,690,812 shares outstanding at September 30 and December 31, respectively)	8,541	8,095
Class B common stock ($1.00 par value; 700,000 shares authorized; and 580,000 shares issued and outstanding, respectively)	580	580
Additional paid-in-capital, common	74,933	81,353
Retained earnings	56,263	110,560
Treasury common stock (404,339 shares at December 31, at cost)	—	(10,000)

Total stockholders’ equity	164,072	214,054

Total liabilities and stockholders’ equity	$2,104,098	$2,401,204

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands, except per share data)	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Loans receivable	$22,372	$26,581	$72,616	$79,277
Securities	2,888	4,356	9,689	13,129
Other interest-earning assets	5	2	20	16

Total interest and dividend income	25,265	30,939	82,325	92,422

INTEREST EXPENSE
Deposits	14,260	18,711	45,511	57,468
Subordinated debentures	—	58	—	796
Subordinated debentures - capital securities	562	660	1,605	2,188
Other borrowed funds	358	495	1,269	1,468

Total interest expense	15,180	19,924	48,385	61,920

Net interest and dividend income	10,085	11,015	33,940	30,502
Provision for loan losses	1,598	2,396	98,770	6,939

Net interest and dividend income (expense) after provision for loan losses	8,487	8,619	(64,830)	23,563

NONINTEREST INCOME
Income from the early repayment of mortgage loans	64	614	904	734
Income from mortgage lending activities	260	269	848	828
Customer service fees	98	84	350	304
Gain from the sales of securities available for sale	—	—	693	—
Loss from early call of investment securities	(122)	(163)	(917)	(269)
Other than temporary impairment of investment securities	(293)	(709)	(841)	(1,372)

Total noninterest income	7	95	1,037	225

NONINTEREST EXPENSES
Salaries and employee benefits	1,672	1,612	4,902	4,717
Occupancy and equipment, net	452	461	1,358	1,448
Data processing	823	279	1,392	830
Professional fees and services	632	505	1,798	1,303
Stationery, printing, supplies, postage and delivery	64	62	227	227
FDIC insurance	1,093	1,155	3,262	4,047
General insurance	135	94	403	284
Director and committee fees	104	101	274	294
Advertising and promotion	8	25	66	140
Real estate activities expense	665	1,965	3,762	3,686
Provision for real estate losses	2,984	400	13,505	688
Loss on the early extinguishment of debentures	—	542	—	1,702
All other	180	135	500	463

Total noninterest expenses	8,812	7,336	31,449	19,829

(Loss) earnings before income taxes	(318)	1,378	(95,242)	3,959
(Benefit) provision for income taxes	(78)	627	(41,075)	1,535

Net (loss) earnings	(240)	751	(54,167)	2,424
Preferred stock dividend requirements and discount amortization	(421)	(409)	(1,245)	(1,223)

Net (loss) earnings available to common stockholders	$(661)	$342	$(55,412)	$1,201

Basic (loss) earnings per common share	$(0.07)	$0.04	$(6.39)	$0.14
Diluted (loss) earnings per common share	$(0.07)	$0.04	$(6.39)	$0.14
Cash dividends per common share	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine-Months Ended September 30,
	2010		2009
($in thousands)	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning and end of period	25,000	$25	25,000	$25

ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning and end of period		24,975		24,975

PREFERRED STOCK DISCOUNT
Balance at beginning of period		(1,534)		(1,920)
Amortization of preferred stock discount		289		290

Balance at end of period		(1,245)		(1,630)

CLASS A COMMON STOCK
Balance at beginning of period	8,095,151	8,095	8,095,151	8,095
Issuance of 850,000 shares in a private placement	850,000	850	—	—
Retirement of 404,339 shares of treasury stock	(404,339)	(404)	—	—

Balance at end of period	8,540,812	8,541	8,095,151	8,095

CLASS B COMMON STOCK
Balance at beginning and end of period	580,000	580	580,000	580

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		81,353		81,157
Issuance of 850,000 shares in a private placement, net of stock issuance costs		3,145		—
Retirement of 404,339 shares of treasury stock		(9,596)		—
Compensation expense related to common stock options		31		154

Balance at end of period		74,933		81,311

RETAINED EARNINGS
Balance at beginning of period		110,560		109,062
Net (loss) earnings		(54,167)		2,424
Preferred stock dividends accrued		—		(127)
Reversal of accrued preferred stock dividends		159		—
Preferred stock cash dividends paid		—		(806)
Preferred stock discount amortization		(289)		(290)

Balance at end of period		56,263		110,263

TREASURY COMMON STOCK
Balance at beginning period	(404,339)	(10,000)	(404,339)	(10,000)
Retirement of 404,339 shares of treasury stock	404,339	10,000	—	—

Balance at end of period	—	—	(404,339)	(10,000)

Total stockholders’ equity at end of period	9,145,812	$164,072	8,295,812	$213,619

Preferred stockholder’s equity	25,000	$23,755	25,000	$23,370
Common stockholders’ equity	9,120,812	140,317	8,270,812	190,249

Total stockholders’ equity at end of period	9,145,812	$164,072	8,295,812	$213,619

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Months Ended September 30,
($ in thousands)	2010	2009
OPERATING ACTIVITIES
Net (loss) earnings	$(54,167)	$2,424
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	283	388
Provision for loan losses	98,770	6,939
Provision for real estate losses	13,505	688
Deferred income tax benefit	(29,762)	(2,662)
Compensation expense related to common stock options	31	154
Amortization of premiums (accretion) of discounts and deferred loan fees, net	825	(2,407)
Other than temporary impairment writedowns of investment securities	841	1,372
Net gain from sales of securities available for sale	(693)	—
Net loss (gain) from sale or foreclosed real estate	127	(10)
Net loss on early extinguishments of debentures	—	1,702
Net increase (decrease) in accrued interest payable on debentures	1,627	(2,000)
Net increase (decrease) in official checks outstanding	1,590	(7,267)
Net decrease in loan fees receivable	2,156	662
Net change in all other assets and liabilities	(8,894)	370

Net cash provided by operating activities	26,239	353

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	640,852	438,808
Purchases of securities held to maturity	(647,859)	(563,744)
Proceeds from sales of securities available for sale	24,772	—
Proceeds from sales of foreclosed real estate	12,471	48
Proceeds from sales of loans	110,001	—
Net decrease (increase) in loans receivable	82,317	(17,578)
Redemptions (purchases) of FRB and FHLB stock, net	843	(1,028)
Purchases of premises and equipment, net	(46)	(10)

Net cash provided by (used in) investing activities	223,351	(143,504)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(223,150)	148,860
Net increase in mortgage escrow funds payable	6,417	10,867
Net repayments of FHLB advances - original terms of three months or less	(11,000)	—
Net repayments of FHLB advances - original terms greater than three months	(20,000)	—
Principal repayments of debentures and mortgage note payable	(14)	(40,013)
Cash received from issuance of common stock, net of issuance costs	3,995	—
Cash dividends paid to preferred stockholder - U.S. Treasury	—	(806)

Net cash (used in) provided by financing activities	(243,752)	118,908

Net increase (decrease) in cash and cash equivalents	5,838	(24,243)
Cash and cash equivalents at beginning of period	7,977	54,903

Cash and cash equivalents at end of period	$13,815	$30,660

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$49,443	$66,148
Cash paid during the period for income taxes	929	4,763
Loans transferred to foreclosed real estate	40,885	27,210
Preferred stock dividend requirements and amortization of related discount	1,245	1,223
Securities held to maturity transferred to securities available for sale	24,079	—
Loans to finance sales of foreclosed real estate	7,856	2,650
Loans held to maturity transferred to loans available for sale	110,001	—

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

In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change currently relate to the determination of our allowance for loan losses, our valuation allowance for real estate losses, other than temporary impairment assessments of our security investments and the determination of the need for and amount of a valuation allowance for our deferred tax asset. These estimates involve a higher degree of complexity and subjectivity and require assumptions about highly uncertain matters. In our opinion, all material adjustments necessary for a fair presentation of our financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Our results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period.

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

IBC’s Class A common stock is listed on the NASDAQ Global Select Market under the Trading Symbol “IBCA.” There was no public trading market for IBC’s Class B common stock outstanding at September 30, 2010. The offices of IBC, IMC and INB’s headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002 and the main telephone number is 212-218-2800.

IBC’s principal business is the ownership and operation of its subsidiaries. From time to time, it also engages in a limited amount of real estate mortgage lending, including participation in loans originated by INB. IBC also issues debt and equity securities to raise funds for working capital purposes as needed. IBC also has four other wholly owned subsidiaries, Intervest Statutory Trust II, III, IV and V that are unconsolidated entities as required by GAAP. These entities are statutory business trusts formed for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to IBC. They do not conduct any trade or business. See note 10.

IMC’s business had focused on the origination of mortgage loans secured by commercial and multifamily real estate. Its loan originations were funded through the issuance of subordinated debentures in public offerings. At September 30, 2010, IMC had no outstanding debt, total assets of $12 million and stockholder’s equity of $11 million. In the first half of 2010, IMC distributed $8.6 million of its cash to IBC as a return of capital, which was redeployed by IBC as an additional capital investment in INB.

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

Our business strategy is to attract deposits and use those funds to originate commercial and multifamily real estate loans, as well as other types of loans, on a profitable basis, while maintaining the combination of efficient customer service and loan underwriting and low-cost infrastructure. We rely upon the relationships we have developed with our borrowers and brokers with whom we have done business in the past as primary sources of new loans. We believe that our ability to rapidly and efficiently process and close mortgage loans gives us a competitive advantage. We also emphasize providing exceptional customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. We believe the above factors distinguish us from larger banks that operate in our primary market areas. In addition, we have a website, I-netMortgageClearingHouse.com, which is an interactive web portal connecting buyers and sellers of real estate mortgages. The website provides access to banks and credit unions throughout the country so that prospective buyers of mortgage loans can easily access information about potential portfolio properties and sellers of loans can efficiently list mortgages for sale. We expect this website to be beneficial to our business strategy.

Our lending activities are comprised almost entirely of the origination for our loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and some vacant land). Loans in the portfolio had an average life of approximately 3.5 years at September 30, 2010. As a matter of policy, we do not own or originate construction/development loans or condominium conversion loans. We generally lend in geographical areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York and Florida. In addition, our new originations during the last two years have nearly all been fixed-rate loans due to the demand by borrowers for longer-term, fixed-rate product that has been driven by the historically low interest rate environment. We expect this demand for longer-term, fixed-rate product to continue for a period of time and that most of our new loan originations for the remainder of 2010 will have similar terms. Fixed-rate loans constituted approximately 79% of our consolidated loan portfolio at September 30, 2010.

INB’s deposit accounts are solicited from individuals, small businesses and professional firms located throughout our primary market areas in New York and Florida through the offering of a variety of deposit products. INB also uses its internet web site: www.intervestnatbank.com to attract and retain deposit customers from both within and outside its primary market areas. Due primarily to higher regulatory capital requirements applicable to INB, INB gradually reduced its balance sheet during the first nine months of 2010 by decreasing its deposit rates and encouraging net deposit outflow, repaying its borrowed funds as they matured and decreasing the volume of its new loan originations from historical levels. INB plans to reduce its balance sheet further during the remainder of 2010 by encouraging net deposit outflow and funding the deposit reductions mainly through cash generated from the expected calls of its agency security investments.

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

Our noninterest expenses are derived primarily from the following: salaries and employee benefits; occupancy and equipment; data processing; advertising and promotion; professional fees and services; FDIC insurance; general insurance; real estate activities; and other operating and general expenses. We also record provisions for loan and real estate losses. FDIC insurance premiums for all FDIC insured banks increased substantially in 2009 and may increase further in the future, including a scheduled three basis point increase in premiums starting in 2011.

Our operating results since the end of 2007 have and continue to be affected by the weak economy, high unemployment, increased office and retail vacancy rates and an increasing supply of distressed properties for sale in the marketplace at discounted prices, all of which have significantly reduced commercial and multifamily real estate values both nationally and in our lending areas. These conditions resulted in a large amount of our assets being classified as nonperforming and have increased our loan and real estate loss provisions and related expenses to carry these assets. We are taking various steps to resolve our nonaccrual and problem loans, including proceeding with foreclosures on many of the collateral properties and attempting to sell them, working with certain borrowers to provide payment relief and, in limited cases, accepting partial payment as full satisfaction of a nonaccrual loan. Due to the cost of and delays we have encountered in connection with the pursuit of available remedies and to respond to concerns from our regulators to reduce our criticized assets, we completed a bulk sale in May 2010 in order to accelerate the reduction of our problem assets.

In May 2010, we sold in bulk certain non-performing and underperforming loans on commercial real estate and multi-family properties and some real estate owned. The assets sold aggregated to approximately $207 million and consisted of $187 million of loans and $14.4 million of real estate owned by INB and $5.6 million of loans owned by IMC. The assets were sold at a substantial discount to their net carrying values of $197.7 million for an aggregate purchase price of $121.5 million. As a result of this bulk sale, we recorded a $78.6 million combined provision for loan and real estate losses, which contributed approximately $44 million to the net loss of $55 million we reported for the first nine months of 2010.

At September 30, 2010, our nonaccrual loans and real estate owned totaled $77.4 million, or 3.68% of total assets, compared to $53.2 million, or 2.46%, at June 30, 2010 and $155.8 million, or 6.49%, at December 31, 2009. The increase over June 30, 2010, was due to the reclassification of approximately $21 million of our performing TDRs to nonaccrual status based on more restrictive regulatory guidance. These TDRs continue to pay as agreed under their renegotiated terms. We intend to continue to actively manage our remaining problem assets working toward their resolution on an individual basis. Additional increases in our level of nonperforming assets could have an adverse effect on our financial condition, operating results and regulatory capital.

In May 2010, we raised capital as IBC sold in a private placement 850,000 shares of its Class A common stock at $5 per share for net proceeds of $3,995,000. Additionally, as discussed in note 20, IBC raised additional capital in October 2010 through the sale of shares of its Class A common stock in a public stock offering. For a further discussion of our regulatory capital requirements and other regulatory matters, see note 17.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity
At September 30, 2010
U.S. government agencies (1)	338	$608,913	$3,516	$161	$612,268	1.67%	4.6 Years
Corporate (2)	8	4,931	—	3,145	1,786	2.20%	22.8 Years

	346	$613,844	$3,516	$3,306	$614,054	1.67%	4.8 Years

At December 31, 2009
U.S. government agencies (1)	387	$629,084	$2,458	$3,136	$628,406	2.74%	4.3 Years
Corporate (2)	8	5,772	—	3,624	2,148	1.67%	23.6 Years

	395	$634,856	$2,458	$6,760	$630,554	2.73%	4.5 Years

(1)	Consist of debt obligations of U.S. government sponsored agencies - FHLB, FNMA, FHLMC and FFCB.
(2)	Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry.

The amortized cost at September 30, 2010 and December 31, 2009 is reported net of other than temporary impairment charges of $3.1 million and $2.3 million, respectively.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

($ in thousands)	Number of Securities	Less Than Twelve Months		Twelve Months or Longer		Total
		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At September 30, 2010
U.S. government agencies	39	$—	$—	$67,164	$161	$67,164	$161
Corporate	8	—	—	1,786	3,145	1,786	3,145

	47	$—	$—	$68,950	$3,306	$68,950	$3,306

At December 31, 2009
U.S. government agencies	188	$280,275	$2,881	$15,117	$255	$295,392	$3,136
Corporate	8	—	—	2,148	3,624	2,148	3,624

	196	$280,275	$2,881	$17,265	$3,879	$297,540	$6,760

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

INB owns trust preferred securities that are also classified as held to maturity. The estimated fair values of these securities are very depressed due to the weakened economy and financial condition of a large number of the issuing banks, which have severely reduced the demand for these securities and rendered their trading market inactive.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities, Continued

We concluded that an adverse change in the estimated future cash flows has occurred to such a level that all of these securities have been other than temporarily impaired (“OTTI”) as of September 30, 2010 to varying degrees. The OTTI determinations are based on increases since 2009 in the aggregate amount of deferred and defaulted interest payments on the underlying collateral by the issuing banks such that it is no longer probable that INB will recover its full investment in the applicable security over time as indicated by an expected cash flow analysis prepared by a third party broker utilizing guidance prescribed under GAAP. There can be no assurance that there will not be further write downs in the future on these trust preferred securities as conditions change.

The following table provides various information regarding trust preferred securities.

($ in thousands)
Cusip # (1)	Credit Rating	Cost Basis	Write Downs (2)	Adj. Cost Basis	Estimated Fair Value (3)	Unrealized Loss	% of Collateral Defaulted	% of Collateral Deferred	# of Banks in Pool	OTTI (4)	Discount Margin (4)
At September 30, 2010:
74041PAEO	C	$1,000	$(642)	$358	$106	$(252)	33.35%	10.52%	39	Yes	1.90%
74040XAD6	C+	1,016	(262)	754	322	(432)	14.39%	14.83%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	322	(431)	14.39%	14.83%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	323	(430)	14.39%	14.83%	54	Yes	1.80%
74040YAF9	C	981	(629)	352	89	(263)	15.69%	30.42%	58	Yes	1.70%
74040YAE2	C	1,000	(648)	352	89	(263)	15.69%	30.42%	58	Yes	1.70%
74041UAE9	C+	1,022	(218)	804	267	(537)	6.30%	22.45%	64	Yes	1.57%
74041UAE9	C+	1,023	(218)	805	268	(537)	6.30%	22.45%	64	Yes	1.57%

		$8,030	$(3,099)	$4,931	$1,786	$(3,145)

At December 31, 2009
74041PAEO	C+	$1,000	$(636)	$364	$109	$(255)	22.61%	20.23%	39	Yes	1.90%
74040XAD6	CC	1,016	(235)	781	315	(466)	14.39%	11.94%	54	Yes	1.80%
74040XAE4	CC	994	(214)	780	315	(465)	14.39%	11.94%	54	Yes	1.80%
74040XAE4	CC	994	(212)	782	314	(468)	14.39%	11.94%	54	Yes	1.80%
74040YAF9	CC	981	(471)	510	155	(355)	11.53%	22.80%	58	Yes	1.70%
74040YAE2	CC	1,000	(490)	510	154	(356)	11.53%	22.80%	58	Yes	1.70%
74041UAE9	CC	1,022	—	1,022	393	(629)	3.78%	11.30%	64	No	1.57%
74041UAE9	CC	1,023	—	1,023	393	(630)	3.78%	11.30%	64	No	1.57%

		$8,030	$(2,258)	$5,772	$2,148	$(3,624)

(1)	Cusip 74041PAE0, 74040YAF9, 74040YAE2 and 74041UAE9 have been placed on cash basis accounting because INB is currently not receiving contractual interest payments on these securities. The cash flows for the interest payments on these securities are being redirected to a more senior class of bondholders to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the security’s underlying performing collateral to a level where a predetermined coverage test fails and requires cash flows from interest payments to be redirected to a senior class of security holders. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of the cash flow and cash interest payments would resume on INB’s bonds, although no such assurance can be given as to the amount and timing of the resumption, if any.
(2)	Writedowns are derived from the difference between the book value of the security and the projected present value of the security’s cash flows as indicated per an analysis performed using guidance prescribed by GAAP.
(3)	Obtained from Moody’s pricing service, which uses a complex valuation model that factors in numerous assumptions and data, including anticipated discounts related to illiquid trading markets, credit and interest rate risk, which under GAAP would be considered Level 3 inputs. INB believes that the actual values that would be realized in an orderly market under normal credit conditions between a willing buyer and seller would approximate the projected present value of the securities’ cash flows and therefore, these estimated fair values are used for disclosure purposes only and are not used for calculating and recording impairment. INB also has the intent and the ability to retain these trust preferred securities until maturity and currently has no intention of selling them.
(4)	In determining whether there is OTTI, INB relies on a cash flow analysis as prescribed under GAAP and prepared by a third party broker to determine whether conditions are such that the projected cash flows are insufficient to recover INB’s principal investment. The basic methodology under GAAP is to compare the present value of the cash flows that are derived from assumptions made with respect to deferrals, defaults and prepayments from quarter to quarter. A decline in the present value versus that for the previous quarter is considered to be an adverse change. The discount margin in the table above represents the incremental credit spread used to derive the discount rate for present value computations. Other assumptions utilized: prepayments of 1% annually and 100% at maturity and annual defaults of 75 bps with a 15% recovery after a 2 year lag.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities, Continued

In March 2010, securities held to maturity with a total carrying value of $24.1 million (and an estimated fair value of $24.8 million) were transferred to the available-for-sale category and promptly sold. A gross realized gain of $0.7 million was realized from this transaction. The securities sold consisted of INB’s entire portfolio of non-callable, fixed-rate U.S. government agency securities that were scheduled to mature at various times from 2011 through 2013. This transaction was undertaken to enhance INB’s capital levels in response to the higher regulatory capital requirements currently applicable to INB. At September 30, 2010 and December 31, 2009, there were no securities classified as available for sale. There were no sales of securities in the first nine months of 2009.

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity as of September 30, 2010 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$9,903	$9,918	1.55%
Due after one year through five years	409,629	411,759	1.52
Due after five years through ten years	185,504	186,711	1.97
Due after ten years	8,808	5,666	2.02

	$613,844	$614,054	1.67%

Note 4 - Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At September 30, 2010		At December 31, 2009
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	370	$943,214	403	$1,128,646
Residential multifamily loans	201	406,238	234	529,431
Land development and other land loans	10	17,739	15	32,934
Residential 1-4 family loans	2	423	2	441
Commercial business loans	21	1,512	22	1,687
Consumer loans	7	122	25	616

Loans receivable	611	1,369,248	701	1,693,755
Deferred loan fees		(5,936)		(7,591)

Loans receivable, net of deferred fees		1,363,312		1,686,164
Allowance for loan losses		(32,250)		(32,640)

Loans receivable, net		$1,331,062		$1,653,524

At September 30, 2010 and December 31, 2009, we had $38.6 million and $123.9 million of loans, respectively, on a nonaccrual status and considered impaired. At September 30, 2010 and December 31, 2009, a specific valuation allowance (included as part of the overall allowance for loan losses) in the amount of $4.0 million and $11.6 million, respectively, was maintained on nonaccrual loans.

At September 30, 2010 and December 31, 2009, we also had $0.6 million and $97.3 million, respectively, of accruing loans on which INB granted certain concessions to provide payment relief to the borrower. These concessions generally consist of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments. These loans are considered troubled debt restructurings (TDRs) and are also impaired. An additional specific valuation allowance of $19,000 and $2.2 million was maintained on TDRs at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010, there were eight loans totaling $16.9 million and at December 31, 2009 two loans totaling $6.8 million that were classified as ninety days past due and still accruing interest. These loans were past their maturity date but the borrowers were making monthly loan payments. The majority of the loans at September 30, 2010 are expected to be extended at market terms.

Selected information related to impaired loans is summarized as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2010	2009	2010	2009
Interest income that was not recorded on nonaccrual loans under contractual terms	$416	$2,408	$2,351	$7,257
Average principal balance of nonaccrual loans	25,802	135,401	56,556	124,581
Average principal balance of restructured loans (TDRs)	16,174	71,727	62,634	53,215

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 - Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2010	2009	2010	2009
Balance at beginning of period	$30,350	$32,054	$32,640	$28,524
Provision for loan losses charged to expense	1,598	2,396	98,770	6,939
Loan recoveries	600	—	600	1,329
Loan chargeoffs	(298)	(2,635)	(99,760)	(4,977)

Balance at end of period	$32,250	$31,815	$32,250	$31,815

Note 6 - Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At September 30, 2010		At December 31, 2009
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	2	$7,932	4	$11,390
Residential multifamily	5	26,201	2	13,013
Undeveloped land	2	4,659	4	7,463

	9	$38,792	10	$31,866

(1)	Reported net of valuation allowance.

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2010	2009	2010	2009
Balance at beginning of period	$1,582	$806	$2,793	$518
Provision for real estate losses charged to expense	2,984	400	13,505	688
Real estate charge-offs	(912)	—	(12,644)	—

Balance at end of period	$3,654	$1,206	$3,654	$1,206

Note 7 - Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At September 30, 2010		At December 31, 2009
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$451,897	3.18%	$591,746	3.63%
Over one to two years	317,375	3.74	256,025	4.28
Over two to three years	207,951	3.91	241,217	4.45
Over three to four years	227,097	4.50	251,745	4.61
Over four years	122,055	4.14	168,958	4.31

	$1,326,375	3.74%	$1,509,691	4.11%

Certificate of deposit accounts (CDs) of $100,000 or more totaled $641 million and $693 million at September 30, 2010 and December 31, 2009, respectively, and included brokered CDs of $159 million and $170 million at each date, respectively. At September 30, 2010, CDs of $100,000 or more by remaining maturity were as follows: $185 million due within one year; $156 million due over one to two years; $111 million due over two to three years; $123 million due over three to four years; and $66 million due over four years.

Note 8 - FHLB Advances and Lines of Credit

At September 30, 2010, INB had agreements with correspondent banks whereby it could borrow up to $9 million on an unsecured basis. The agreements are cancelable at any time. In addition, as a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can also borrow from these institutions on a secured basis. At September 30, 2010, INB has access to the FRB’s secondary discount window lending program. At September 30, 2010, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $649 million from the FHLB and FRB if needed.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - FHLB Advances and Lines of Credit, Continued

The following is a summary of certain information regarding FHLB advances in the aggregate:

	At or for the Quarter Ended September 30,		At or for the Nine-Months Ended September 30,
($ in thousands)	2010	2009	2010	2009
Balance at period end	$30,500	$50,500	$30,500	$50,500
Maximum amount outstanding at any month end	$35,500	$53,500	$55,500	$59,500
Average outstanding balance for the period	$35,944	$51,466	$43,809	$50,991
Weighted-average interest rate paid for the period	3.92%	3.80%	3.85%	3.83%
Weighted-average interest rate at period end	3.93%	3.81%	3.93%	3.81%

Scheduled contractual maturities of outstanding FHLB advances as of September 30, 2010 were as follows:

($ in thousands)	Amount	Wtd. Avg. Rate
Maturing in the period October 1 through December 31, 2010	$5,000	3.49%
Maturing in 2011	8,000	3.83%
Maturing in 2012	10,500	4.02%
Maturing in 2013	7,000	4.22%

	$30,500	3.93%

Note 9 - Subordinated Debentures

During the first nine months of 2009, a number of IMC’s debentures totaling to $40 million of principal and $1.3 million of related accrued interest payable were repaid at various times with cash on hand prior to their stated maturity. A loss aggregating to $0.5 million and $1.7 million from the early extinguishment of debentures was recorded in the third quarter and first nine months of 2009, respectively. This loss represents the expensing of remaining related unamortized issuance costs at the time of the debenture repayments. IMC had no outstanding debentures at September 30, 2010 and December 31, 2009.

Note 10 - Subordinated Debentures - Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding are summarized as follows:

($ in thousands)	Principal	Accrued Interest Payable
Capital Securities II - debentures due September 17, 2033	$15,464	$412
Capital Securities III - debentures due March 17, 2034	15,464	392
Capital Securities IV - debentures due September 20, 2034	15,464	338
Capital Securities V - debentures due December 15, 2036	10,310	570

	$56,702	$1,712

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

The sole assets of the Trusts, the obligors on the Capital Securities, are the Junior Subordinated Debentures. In addition, for each Trust, IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II, III and IV were capitalized by IBC and are being amortized over the life of the securities using the straight-line method. The unamortized balance of these costs totaled $862,000 at September 30, 2010. There were no issuance costs associated with Capital Securities V.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 - Subordinated Debentures - Capital Securities, Continued

As of September 30, 2010, interest payments on the Junior Subordinated Debentures (and the corresponding distributions on the Capital Securities) are payable in arrears as follows:

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

Note 11 - Common Stock Options and Warrant

IBC has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. The maximum number of shares of Class A common stock that may be awarded under the Plan is 750,000. As of September 30, 2010, 423,760 shares of Class A common stock were available for award under the Plan. There were no grants of options or warrants during the reporting periods in this report.

Activity in IBC’s outstanding Class A common stock options and warrant and related information for the nine-months ended September 30, 2010 is summarized as follows:

	Exercise Price Per Warrant/Option					Wtd.-Avg. Exercise Price
($ in thousands, except per share amounts)	$5.42 (1)	$7.50	$17.10	$4.02	Total
Outstanding at December 31, 2009	691,882	130,690	123,940	73,210	1,019,722	$7.01
Forfeited	—	—	—	(300)	(300)	4.02
Expired (2)	—	(900)	(400)	—	(1,300)	10.45

Outstanding at September 30, 2010	691,882	129,790	123,540	72,910	1,018,122	7.00

Expiration date	12/23/18	12/11/18	12/13/17	12/10/19
Vested and exercisable (3)	100%	100%	100%	0%
Wtd-avg contractual remaining term (in years)	8.2	8.2	7.2	9.2	8.2
Intrinsic value at September 30, 2010 (4)	None	None	None	None	None

(1)	This is a warrant held by the U.S. Treasury to purchase IBC’s Class A common stock at $5.42 per share.
(2)	Represent vested options issued to former employees that have expired unexercised under the terms of the option agreements.
(3)	The $4.02 options will vest and become exercisable at the rate of 33.33% on December 10th of 2010, 2011 and 2012.
(4)	Intrinsic value is zero since the closing market price of the Class A common stock on September 30, 2010 of $2.10 was below the exercise price of each option or warrant.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11 - Common Stock Options and Warrant, Continued

Compensation expense recorded in connection with stock options outstanding with a corresponding increase to paid in capital is as follows: for the quarter ended September 30, 2010 and 2009, $10,000 and $56,000, respectively, and for the nine-months ended September 30, 2010 and 2009, $31,000 and $154,000, respectively.

At September 30, 2010, there was approximately $92,000 of unrecognized compensation expense related to outstanding stock options granted in 2009 that is expected to be recognized ratably during the period October 1, 2010 through December 31, 2012.

Note 12 - Income Taxes

At September 30, 2010 and December 31, 2009, we had a deferred tax asset totaling $47.8 million and $18.0 million, respectively. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future income tax deductions as well as an unused net operating loss carryforward (NOL) of $66.7 million as of September 30, 2010 that may be applied against future taxable income. The carryforward expires in twenty years.

The tax effects of the temporary differences and NOL that give rise to the deferred tax asset are as follows:

($ in thousands)	At September 30, 2010	At December 31 2009
Net operating loss carryforward	$28,964	$—
Allowances for loan losses and real estate losses	15,510	15,270
Capitalized real estate expenses	1,122	831
Impairment writedowns on investment securities	1,338	972
Deferred compensation and benefits	813	858
Depreciation	53	103
Deferred income	6	10

Total deferred tax asset	$47,806	$18,044

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

Note 13 - (Loss) Earnings Per Common Share

Net (loss) earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted (loss) earnings per common share computations are summarized in the table that follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands, except share and per share amounts)	2010	2009	2010	2009
Net (loss) earnings applicable to common stockholders	$(661)	$342	$(55,412)	$1,201
Weighted-Average number of common shares outstanding (1)	9,120,812	8,270,812	8,672,460	8,270,812

Basic (Loss) Earnings Per Common Share	$(0.07)	$0.04	$(6.39)	$0.14

Diluted (Loss) Earnings Per Common Share	$(0.07)	$0.04	$(6.39)	$0.14

(1)	All outstanding options and warrant to purchase common stock during each of the periods above were not dilutive for purposes of the diluted earnings per share computations.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 - Stockholders’ Equity

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

At September 30, 2010, IBC had two classes of common stock outstanding - Class A and B common stock. The shares of Class B common stock are convertible, on a share-for-share basis, into Class A common stock at any time. As discussed in more detail in note 20, all issued and outstanding Class B shares were converted into Class A shares in October 2010.

On May 25, 2010, IBC sold in a private placement 850,000 shares of its Class A common stock for an aggregate purchase price of $4,250,000 to affiliates of FirstCity and Varde Partners Inc. Sandler O’Neill & Partners, L.P. acted as placement agent and was paid $255,000 in commissions by IBC. The shares issued represented 9.9% of IBC’s issued and outstanding shares of Class A common stock at the time of issuance. On June 30, 2010, IBC retired a total of 404,339 shares of its Class A common stock that was held as treasury stock. The shares had an aggregate cost of $10.0 million or an average purchase price per share of $24.73. As discussed in more detail in note 20, IBC raised additional capital through the sale of shares of its Class A common stock in October 2010.

On December 23, 2008, IBC issued and sold to the United States Treasury (the “Treasury”) 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”), along with a ten year warrant (the “Warrant”) to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment for both the shares and the warrant of $25 million from the Treasury (the “Transaction”). The Transaction was completed pursuant to, and is governed by, the U.S. Treasury’s Capital Purchase Program (the “CPP”).

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

The Preferred Shares carry a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% beginning in December 2013. Dividends compound if they accrue and are not paid and they also reduce earnings or increase losses available to common stockholders. The Preferred Shares have a liquidation preference of $1,000 per share, plus accrued unpaid dividends. IBC may redeem the Preferred Shares at any time, plus accrued unpaid dividends, in whole or in part, subject to the approval of its primary regulator. While the Preferred Shares are outstanding, certain restrictions apply to IBC, including, among others the following. The Preferred Shares have a senior rank and IBC cannot issue other preferred stock senior to the Preferred Shares. Until December 23, 2012, unless the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the shares to a non-affiliated third party, IBC may not increase its common stock cash dividend (which was last paid in June 2008 in the amount of $0.25 per share) or repurchase common stock or other equity shares (subject to certain limited exceptions) without the Treasury’s approval.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 - Stockholders’ Equity, Continued

The Preferred Shares generally are non-voting, other than in connection with proposals to issue preferred stock senior to the Preferred Shares, certain merger transactions, amendments to the rights of the holder of the Preferred Shares, and other than in connection with the board representation rights mentioned below, or as required by Delaware State law.

Dividends on IBC’s common stock can be resumed only if all Preferred Share dividends in arrears have been paid. Similar restrictions apply to IBC’s ability to repurchase common stock if Preferred Share dividends are not paid. A failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to IBC’s board of directors. That right would continue until IBC pays all dividends in arrears. In February 2010, IBC ceased declaration and payment of the Preferred Share Dividend. IBC has missed the February, May and August 2010 dividend payments as of September 30, 2010. At September 30, 2010, the amount of Preferred Share Dividends unpaid and in arrears totaled $1,115,000.

The Warrant held by the Treasury is exercisable at any time at the option of the Treasury and expires on December 23, 2018. The Warrant has anti-dilution protections and certain other protections for the holder, as well as potential registration rights upon written request from the Treasury. If requested by the Treasury, the Warrant (and the underlying common stock) may need to be listed on a national securities exchange. The Treasury has agreed not to exercise voting rights with respect to common shares it may acquire upon exercise of the Warrant. If the Preferred Shares are redeemed in whole, IBC can purchase the Warrant or any common shares held by the Treasury at their fair market value at that time.

Our senior executive officers have agreed to limit certain compensation, bonus, incentive and other benefits plans, arrangements, and policies with respect to them during the period that the Treasury owns any securities acquired in the Transaction. Among other things, no executive compensation in excess of $500,000 per annum can be deducted for tax purposes.

Note 15 - Dividend Restrictions

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

IBC declared and paid cash dividends totaling $1.1 million during 2009 on its Series A Preferred Stock issued in December 2008 and held by the Treasury. No dividends were declared or paid in the first nine months of 2010 as discussed below.

In February 2010, the Federal Reserve Bank of NY (FRB), IBC’s primary regulator, informed IBC that it may not, without the prior approval of the FRB, pay dividends on or redeem its capital stock, pay interest on or redeem its trust preferred securities, or incur new debt. INB was also informed by its primary regulator, the Office of the Comptroller of the Currency of the United States of America (OCC), that it cannot pay any cash dividends to IBC. Accordingly, INB and IBC have suspended the payment of all dividends. The deferral of interest and preferred dividend payments referred to in greater detail in notes 10 and 14 will resume at such times as both IBC and INB are permitted to do so and upon the determination that such payments are consistent with IBC’s and INB’s overall financial performance and capital requirements.

Note 16 - Off-Balance Sheet Financial Instruments

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

Note 16 - Off-Balance Sheet Financial Instruments, Continued

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

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

($ in thousands)	At September 30, 2010	At December 31, 2009
Unfunded loan commitments	$12,612	$26,823
Available lines of credit	790	968

	$13,402	$27,791

Note 17 - Regulatory Capital and Regulatory Matters

We are subject to regulation, examination and supervision by the FRB. INB is also subject to regulation, examination and supervision by the FDIC and the OCC. We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to comply with these requirements can initiate mandatory and discretionary actions by the regulators that, if undertaken, could have a material adverse effect on our financial condition, results of operations and business. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These capital amounts are also subject to qualitative judgement by the regulators about components, risk weighting and other factors. Quantitative measures established by the regulations to ensure capital adequacy require us to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets, total Tier 1 capital to average assets and total regulatory capital to risk weighted assets, as defined by the regulations.

IBC has trust preferred securities (TRUPS) outstanding (that were issued prior to 2007 and mature at various times from 2033 through 2036) which can be included in Tier 1 capital of bank holding companies. Bank holding companies generally may include cumulative perpetual preferred stock and trust preferred securities in Tier 1 capital up to 25 percent of total core capital elements (excluding senior preferred stock issued to the U.S. Treasury, all of which qualifies as Tier 1 capital without restriction). Amounts of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities in excess of this limit may be included in Tier 2 capital.

Beginning March 31, 2011, the amount of qualifying cumulative perpetual preferred stock (excluding senior preferred stock issued to the U.S. Treasury) and qualifying trust preferred securities, as well as certain types of minority interest, that may be included as Tier 1 capital will be are limited to 25 percent of the sum of core capital elements net of goodwill. We do not have any goodwill or minority interests. Additionally, the excess amounts of restricted core capital elements in the form of qualifying trust preferred securities included in Tier 2 capital will be limited to 50 percent of Tier 1 capital (net of goodwill). However, amounts in excess of this limit will still be taken into account in the overall assessment of an organization’s funding and financial condition. In the last five years before the underlying subordinated note matures, the associated trust preferred securities must be treated as limited-life preferred stock. Thus, in the last five years of the life of the note, the outstanding amount of trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital, subject, together with subordinated debt and other limited-life preferred stock, to a limit of 50 percent of Tier 1 capital. During this period, the trust preferred securities will be amortized out of Tier 2 capital by one-fifth of the original amount (less redemptions) each year and excluded totally from Tier 2 capital during the last year of life of the underlying note. Based on our current capital levels, we do not expect IBC’s Tier 1 capital to be reduced when the changes described above become effective on March 31, 2011.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17 - Regulatory Capital and Regulatory Matters, Continued

Under the recently enacted Dodd Frank Wall Street Reform and Consumer Protection Act, certain bank holding companies will not be able to count “hybrid capital instruments,” such as TRUPS, as Tier 1 capital. These provisions apply to IBC as follows: holding companies, such as IBC, with at least $500 million but less than $15 billion in total consolidated assets cannot count as Tier 1 capital any hybrid capital instruments, including TRUPS, issued on or after May 19, 2010. However, these holding companies can continue to count as Tier 1 capital any hybrid capital instruments issued before May 19, 2010. These provisions do not apply to any hybrid capital instrument issued prior to October 4, 2010 to the U.S. government or a U.S. government agency under the Emergency Economic Stabilization Act of 2008, such as Troubled Asset Relief Program (TARP). Accordingly, IBC’s outstanding TRUPS and preferred stock held by the U.S. Treasury continue to count as Tier 1 capital under the provisions of this legislation.

In April 2009, INB agreed with the OCC to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as noted in the table that follows. At September 30, 2010 and December 31, 2009, we believe that we have met all capital adequacy requirements to which we are subject, except for INB’s Tier 1 leverage capital ratio, which stood at 8.42% at September 30, 2010 and was below the 9% requirement. We intend to meet this requirement by increasing our capital as described later in this footnote. As of the date of filing of this report on Form 10-Q, we are not aware of any conditions or events that would have changed the status of our compliance with our regulatory capital requirements from September 30, 2010, except for the capital raise referred to at the end of this footnote.

The table that follows presents information regarding IBC’s and INB’s capital adequacy.

			Capital Requirements
	Actual Capital		Minimum Under Prompt Corrective Action Provisions		To Be “Well Capitalized” Under Prompt Corrective Action Provisions		Minimum Under Agreement with OCC
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated at September 30, 2010: (1)
Total capital to risk-weighted assets	$204,475	12.96%	$126,141	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$184,297	11.68%	$63,091	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$184,297	8.81%	$83,701	4.00%	NA	NA	NA	NA
Consolidated at December 31, 2009:
Total capital to risk-weighted assets	$292,881	15.44%	$151,786	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$269,054	14.18%	$75,893	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$269,054	11.17%	$96,342	4.00%	NA	NA	NA	NA

INB at September 30, 2010:
Total capital to risk-weighted assets	$194,801	12.43%	$125,386	8.00%	$156,732	10.00%	$188,079	12.00%
Tier 1 capital to risk-weighted assets	$175,059	11.17%	$62,693	4.00%	$94,039	6.00%	$156,732	10.00%
Tier 1 capital to average assets	$175,059	8.42%	$83,205	4.00%	$104,007	5.00%	$187,212	9.00%
INB at December 31, 2009:
Total capital to risk-weighted assets	$263,239	14.04%	$149,980	8.00%	$187,475	10.00%	$224,970	12.00%
Tier 1 capital to risk-weighted assets	$239,698	12.79%	$74,990	4.00%	$112,485	6.00%	$187,475	10.00%
Tier 1 capital to average assets	$239,698	10.05%	$95,394	4.00%	$119,242	5.00%	$214,636	9.00%

(1)	Assuming IBC had excluded its eligible outstanding trust preferred capital securities from its Tier 1 capital at September 30, 2010 (which totaled $54.8 million) and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios at September 30, 2010 would have been 12.96%, 8.22% and 6.19%, respectively.

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

Note 17 - Regulatory Capital and Regulatory Matters, Continued

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

If INB enters into the formal agreement with the OCC, INB will not be allowed to accept brokered deposits without the prior approval of the OCC and it would also be required, in the absence of a waiver from the FDIC, based on a determination that INB operates in high cost deposit markets, to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. At September 30, 2010, INB had total brokered deposits of $159.1 million, of which $31.3 million (20%) mature by December 31, 2011. At September 30, 2010, all of INB’s deposit products were at levels at or below the FDIC national rates plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC. See note 8 for a discussion of our lines of credit and pledgeable assets.

We also expect that the current capital levels INB is required to maintain (Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%) will be included in any formal agreement that INB may enter into with the OCC.

On October 20, 2010, IBC completed a public offering of shares of its Class A common stock to raise additional capital. See note 20 for more information regarding this capital raise. IBC has invested a large portion of the proceeds from the offering as a capital contribution to INB and has restored INB’s Tier I leverage capital ratio above the required level of 9%. Failure by INB or IBC to maintain any of its required regulatory capital ratios may lead to additional regulatory enforcement actions or other restrictions.

Note 18 - Contingencies

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 19 - Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Currently, we have no assets or liabilities that are recorded at fair value on a recurring basis, such as a securities available for sale portfolio. From time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans, impaired investment securities and foreclosed real estate. These nonrecurring fair value adjustments involve the application of lower-of-cost-or-market accounting or writedowns of individual assets. In accordance with GAAP, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. For level 3, valuations are generated from model-based techniques that use significant assumptions not observable in the market. These assumptions reflect our estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of discounted cash flow models. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. See note 22 to the consolidated financial statements in our 2009 Annual Report on Form 10-K for a more detailed further discussion of valuation levels.

The following table provides information regarding our assets measured at fair value on a nonrecurring basis.

	Carrying Value At September 30, 2010				Total Losses (3) Nine-Months Ended September 30,
($ in thousands)	Total	Level 1	Level 2	Level 3	2010	2009
Impaired loans (1)	$39,177	$—	$—	$39,177	$86,731	$8,928
Impaired securities (2)	4,931	—	—	4,931	841	1,372
Foreclosed real estate	38,792	—	—	38,792	13,632	678

(1)	Comprised of loans classified as nonaccrual and troubled debt restructurings. Amount excludes a specific valuation allowance of $4.0 million.
(2)	Comprised of certain investments in trust preferred securities considered other than temporarily impaired.
(3)	Represents total losses recognized on all assets measured at fair value on a nonrecurring basis during the period indicated. The loss for impaired loans represents the change (before net chargeoffs) during the period in the corresponding specific valuation allowance and a large portion of these losses were attributable to a bulk sale of loans at significant discounts to loans’ estimated fair values. The loss for foreclosed real estate represents writedowns in carrying values subsequent to foreclosure (recorded as provisions for real estate losses) adjusted for any gains or losses from the sale of the properties during the period. The loss on investment securities represents OTTI charges recorded as a component of noninterest income.

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the nine-months ended September 30, 2010.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2009	$3,727	$221,188	$31,866
Net new impaired securities and loans	2,045	79,984	—
Other than temporary impairment writedowns	(841)	—	—
Sales and principal repayments	—	(123,987)	(20,327)
Loan chargeoffs	—	(97,123)	—
Loans transferred to foreclosed real estate	—	(40,885)	40,885
Writedowns of carrying value subsequent to foreclosure	—	—	(13,505)
Loss on sales	—	—	(127)

Balance at September 30, 2010	$4,931	$39,177	$38,792

The fair value estimates of all of our financial instruments shown in the table that follows are made at a specific point in time based on available information. Where available, quoted market prices are used. A significant portion of our financial instruments, such as our mortgage loans, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by us that include the instrument’s credit risk characteristics and future estimated cash flows and prevailing interest rates. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of our assumptions could cause the fair value estimates to deviate substantially.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 19 - Fair Value Measurements, Continued

Further discussion regarding the assumptions used to compute the estimated fair values disclosed in the table below can be found in note 22 to the consolidated financial statements included in our 2009 Annual Report on Form 10-K.

The carrying and estimated fair values of our financial instruments are as follows:

	At September 30, 2010		At December 31, 2009
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$13,815	$13,815	$7,977	$7,977
Securities held to maturity, net	613,844	614,054	634,856	630,554
FRB and FHLB stock	9,865	9,865	10,708	10,708
Loans receivable, net	1,331,062	1,366,877	1,653,524	1,655,591
Loan fees receivable	5,734	4,681	7,890	6,221
Accrued interest receivable	9,210	9,210	11,196	11,196
Financial Liabilities:
Deposits	1,806,834	1,862,514	2,029,984	2,088,502
Borrowed funds plus accrued interest payable	89,135	89,530	118,552	118,524
Accrued interest payable on deposits	3,518	3,518	6,201	6,201
Off-Balance Sheet Instruments:
Commitments to lend	106	106	267	267

Note 20 - Subsequent Event

On October 20, 2010, IBC completed a public offering of 10,600,000 shares of its Class A common stock at a price to the public of $1.95 per share. The net proceeds from the sale of the shares, after underwriting discounts and commissions and other offering expenses, amounted to approximately $19.1 million. IBC also granted the underwriter a 30-day option to purchase up to an aggregate of 1,590,000 additional shares of Class A common stock to cover over-allotments, if any. IBC has invested a large portion of the proceeds from the offering as a capital contribution to INB and has restored INB’s Tier 1 leverage capital ratio above its required level of 9%. See note 17.

Concurrent with the public offering, on October 20, 2010, the three holders of all of IBC’s issued and outstanding Class B common stock totaling 580,000 shares converted all of their shares into shares of Class A common stock at the conversion rate of one share of Class A common stock for each share of Class B common stock. IBC will no longer issue, or authorize the issuance of, any Class B common stock. Total Class A common shares outstanding as of October 20, 2010 amounted to 19,720,812.

Note 21 - Recent Accounting Standards Update

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

Note 21 - Recent Accounting Standards Update, Continued

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

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815),” which clarifies that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance was effective for us on July 1, 2010. The adoption of this guidance did not have a material effect on our consolidated financial statements.

On July 21, 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosures will require significantly more information about credit quality in a financial institution’s loan portfolio. This statement addresses only disclosures and does change recognition or measurement of the allowance. This statement will be effective for us on January 1, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, P.A., P.C., our independent registered public accounting firm, has made a limited review of our financial data as of September 30, 2010 and for the three- and nine-month periods ended September 30, 2010 and 2009 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith, P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of September 30, 2010 and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2010 and 2009, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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
October 27, 2010

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

Critical Accounting Policies

We consider our critical accounting policies to be those that relate to the determination of the following: our allowance for loan losses; our valuation allowance for real estate losses; other than temporary impairment assessments of our security investments; and the need for and amount of a valuation allowance for our deferred tax asset.

These items are considered critical accounting estimates because each is highly susceptible to change from period to period and require us to make numerous assumptions about a variety of information that directly affect the calculation of the amounts reported in our consolidated financial statements. For example, the impact of a large unexpected chargeoff could deplete the allowance for loan losses and potentially require us to record increased loan loss provisions to replenish the allowance, which could negatively affect our operating results and financial condition. Except for the valuation allowance for deferred tax assets which is discussed below, a more detailed discussion of the factors and estimates used in computing the above items can be found under the caption “Critical Accounting Policies” on pages 42 to 45 of our 2009 annual report on Form 10-K.

We evaluate our deferred tax assets for recoverability based on all available evidence. This process involves significant judgment on our part and assumptions that are subject to change from period to period based on changes in tax laws or variances between the future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the more-likely-than-not criterion, we consider all positive and negative evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to the deferred tax asset valuation allowance will be determined based upon changes in the expected realization of the deferred tax assets. The realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we may be required to establish and/or record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations, financial condition and capital position.

As disclosed in greater detail in note 12 to the condensed consolidated financial statements in this report, at September 30, 2010, we had a deferred tax asset in the amount of $47.8 million, which includes a gross net operating loss carryfoward (NOL) totaling $67 million (representing $29 million of the total deferred tax asset). We perform quarterly reviews of our deferred tax asset and have determined that a valuation allowance was not required at September 30, 2010 or at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized. This conclusion is based on our prior earnings history, exclusive of the NOL generated in the second quarter of 2010, coupled with evidence indicating that we will be able to generate an adequate amount of future taxable income over a reasonable period of time to fully utilize the deferred tax asset.

Our ability to realize our deferred tax asset could be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the realization of our deferred tax asset. In addition, the amount of NOLs and certain other tax attributes realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our common stock, including transactions in the open market by 5% or greater shareholders, if an ownership change is deemed to occur under Section 382 of the Internal Revenue Code. The determination of whether an ownership change has occurred under Section 382 is highly fact specific and can occur through one or more acquisitions of capital stock (including open market trading) if the result of such acquisitions is that the percentage of our outstanding common stock held by shareholders or groups of shareholders owning at least 5% of our common stock at the time of such acquisition, as determined under Section 382, is more than 50 percentage points higher than the lowest percentage of our outstanding common stock owned by such shareholders or groups of shareholders within the prior three-year period.

As discussed in notes 2 and 20 to the condensed consolidated financial statements included in this report, IBC sold 850,000 and 10,600,000 shares of its common stock in two separate transactions in May 2010 and October 2010, respectively. We have determined based on an internal analysis that the completion of these transactions did not result in a change of control as defined by Section 382, although no assurance can be given that taxing authorities would agree with such determination. The combination of these sales with any future sales of IBC’s common stock during the period defined above, could increase the risk of a change in control as determined under Section 382 and result in the partial loss of the availability of our NOLs, which would require us to expense a portion of our then deferred tax asset amount.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Selected balance sheet information by entity as of September 30, 2010 follows:

($ in thousands)	IBC	INB	IMC	Eliminations (1)	Consolidated
Cash and cash equivalents	$1,482	$11,595	$1,466	$(728)	$13,815
Security investments, net	—	623,709	—	—	623,709
Loans receivable, net of deferred fees	—	1,354,610	8,702	—	1,363,312
Allowance for loan losses	—	(31,800)	(450)	—	(32,250)
Foreclosed real estate, net of valuation allowance	—	38,792	—	—	38,792
Investments in consolidated subsidiaries	217,513	—	—	(217,513)	—
All other assets	4,067	90,757	2,396	(500)	96,720

Total assets	$223,062	$2,087,663	$12,114	$(218,741)	$2,104,098

Deposits	$—	$1,807,604	$—	$(770)	$1,806,834
Borrowed funds and related interest payable	58,414	30,721	—	—	89,135
All other liabilities	576	42,952	987	(458)	44,057

Total liabilities	58,990	1,881,277	987	(1,228)	1,940,026
Stockholders’ equity	164,072	206,386	11,127	(217,513)	164,072

Total liabilities and stockholders’ equity	$223,062	$2,087,663	$12,114	$(218,741)	$2,104,098

(1)	All significant intercompany balances and transactions are eliminated in consolidation. Nearly all the amounts arise from intercompany deposit accounts and investments in consolidated subsidiaries.

A comparison of selected consolidated balance sheet information follows:

	At September 30, 2010		At December 31, 2009
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$13,815	0.7%	$7,977	0.3%
Security investments, net	623,709	29.6	645,564	26.9
Loans receivable, net of deferred fees and loan loss allowance	1,331,062	63.3	1,653,524	68.9
Foreclosed real estate, net of valuation allowance	38,792	1.8	31,866	1.3
All other assets	96,720	4.6	62,273	2.6

Total assets	$2,104,098	100.0%	$2,401,204	100.0%

Deposits	$1,806,834	85.9%	$2,029,984	84.5%
Borrowed funds and related interest payable	89,135	4.2	118,552	5.0
All other liabilities	44,057	2.1	38,614	1.6

Total liabilities	1,940,026	92.2	2,187,150	91.1
Stockholders’ equity	164,072	7.8	214,054	8.9

Total liabilities and stockholders’ equity	$2,104,098	100.0%	$2,401,204	100.0%

General

Consolidated assets at September 30, 2010 decreased by $297 million, or 12%, to $2.10 billion, from $2.40 billion at December 31, 2009, primarily reflecting a decrease in loans receivable and security investments, partially offset by increases in overnight investments, income taxes receivable and our deferred tax asset. The net reduction in the size of our balance sheet in the first nine months of 2010 was the result of several factors discussed below.

Due primarily to higher regulatory capital requirements applicable to INB, in the first nine months of 2010, INB gradually reduced its balance sheet by decreasing its deposit rates and encouraging net deposit outflow, repaying its borrowed funds as they matured and decreasing the volume of its new loan originations from historical levels. INB plans to reduce its balance sheet further during the remainder of 2010 by encouraging net deposit outflow and funding the deposit reductions mainly through cash generated from the expected calls of its agency security investments.

On May 25, 2010, in order to accelerate the reduction of our problem assets, we completed a transaction to remove a large portion of our problem assets from our balance sheet. We sold in bulk certain non-performing and underperforming loans on commercial real estate and multi-family properties and some real estate owned. The assets sold aggregated to approximately $207 million and consisted of $187 million of loans and $14.4 million of real estate owned by INB and $5.6 million of loans owned by IMC. All of the assets were sold at a substantial discount to their net carrying values of $197.7 million for an aggregate purchase price of $121.5 million. As a result of this bulk sale, we recorded a $78.6 million combined provision for loan and real estate losses, which contributed approximately $44 million to the net loss we reported in the second quarter and first nine months of 2010. At September 30, 2010, our deferred tax asset increased by $30 million from December 31, 2009 to $47.8 million. A large portion of the increase was attributable to the tax-effect of the net operating loss generated by this bulk sale transaction.

On May 25, 2010, IBC sold in a private placement 850,000 shares of its Class A common stock for net proceeds of approximately $4.0 million. In October 2010, IBC completed a public offering of 10,600,000 shares of its Class A common stock for net proceeds of approximately $19.1 million. See note 20 to the condensed consolidated financial statements in this report for more information regarding these capital raises.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. Cash and cash equivalents increased to $14 million at September 30, 2010 from $8 million at December 31, 2009. The level of cash and cash equivalents fluctuates based on various factors, including liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities. See “Liquidity and Capital Resources” for a discussion of our liquidity.

Security Investments

Security investments consist of securities held to maturity and Federal Reserve Bank (FRB) and Federal Home Loan Bank of New York (FHLB) stock. Securities are classified as held to maturity and are carried at amortized cost when we have the intent and ability to hold them to maturity. Such investments, all of which are held by INB, decreased to $614 million at September 30, 2010, from $635 million at December 31, 2009. The decrease reflected an aggregate of $622 million of calls, $21 million of maturities, a $24 million transfer to the available-for-sale portfolio and $0.8 million other than temporary impairment writedowns, exceeding $648 million of new purchases during the period. INB’s investment portfolio has experienced a high level of calls by the issuers due to the low interest rate environment.

In March 2010, securities held to maturity with a total carrying value of $24.1 million (and an estimated fair value of $24.8 million) were transferred to the available-for-sale category and promptly sold. A gross realized gain of $0.7 million was realized from this transaction. The securities sold consisted of INB’s entire portfolio of non-callable, fixed-rate U.S. government agency securities that were scheduled to mature at various times from 2011 through 2013. This transaction was undertaken to enhance INB’s capital levels in response to the higher regulatory capital requirements for INB. At September 30, 2010 and December 31, 2009, there were no securities classified as available for sale.

At September 30, 2010, securities held to maturity consisted of investment grade rated debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $609 million and noninvestment grade rated corporate securities (consisting of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry) totaling $4.9 million. As discussed in more detail in note 3 to the condensed consolidated financial statements, INB has recorded other than temporary impairment charges on these trust preferred security investments.

At September 30, 2010, the held to maturity portfolio had a weighted-average yield to earliest call date of 1.67% and a weighted-average remaining contractual maturity of 4.8 years. Nearly all of the securities have fixed interest rates or have predetermined rate increases, and have call features that allow the issuer to call the security before its stated maturity without penalty. Over the next twelve months, a total of approximately $389 million in securities could potentially be called assuming interest rates remain at or near current levels, a large portion of which would then be reinvested in similar securities. Securities with call features routinely have a higher yield than noncallables with the same maturity at the time of purchase. However, the lack of call protection or the expiration of the non-callable period of the security will result in the early call of securities in a declining or flat rate environment, which results in re-investment risk of the proceeds.

At September 30, 2010 and December 31, 2009, the held-to-maturity portfolio’s estimated fair value was $614 million and $631 million, respectively. At September 30, 2010, the portfolio had a net unrealized gain of $0.2 million, compared to a net unrealized loss of $4.3 million at December 31, 2009. See note 3 to the condensed consolidated financial statements for information on and a discussion of unrealized losses.

In order for INB to be a member of FRB and FHLB, INB must maintain an investment in the capital stock of each entity, which amounted to $5.2 million and $4.7 million, respectively, at September 30, 2010. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was most recently at the rate of 4.60% for the quarter ended June 30, 2010. The total required investment, which amounted to $9.9 million at September 30, 2010, compared to $10.7 million at December 31, 2009, fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

Loans Receivable, Net of Deferred Fees

Total loans receivable, net of unearned fees, amounted to $1.36 billion at September 30, 2010, a $323 million decrease from $1.68 billion at December 31, 2009. The decrease was due to an aggregate of $229 million of principal reductions resulting from the bulk sale discussed earlier and other principal repayments, $41 million of loans transferred to real estate owned and $99 million of loan chargeoffs, which exceeded $46 million of new loan originations.

The new loan originations are secured predominantly by commercial and multifamily properties and the loans are nearly all fixed-rate with a weighted-average yield and term of 6.27% and 4.8 years, respectively. The terms of these loans have largely been a function of the demand by borrowers for longer-term, fixed-rate product that has been driven by the historically low interest rate environment. We expect this demand for longer-term, fixed-rate product to continue for the foreseeable future. Fixed-rate loans constituted approximately 79% of the consolidated loan portfolio at September 30, 2010, compared to 76% at December 31, 2009.

The consolidated loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties in New York (70%) and Florida (22%). The properties include rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self storage facilities and some vacant land. At September 30, 2010, such loans consisted of 581 loans with an aggregate principal balance of $1.37 billion and an average loan size of $2.4 million. Loans with principal balances of more than $10 million consisted of 10 loans totaling $133 million, with the largest loan being $16.4 million. All these loans were performing as of September 30, 2010. Loans with principal balances of $5 million to $10 million consisted of 61 loans and aggregated to $404 million. All but two loans totaling $10.9 million were performing at September 30, 2010.

The following table sets forth information regarding loans with principal balances of more than $10 million at September 30, 2010:

Property Type	Property Location	Principal Balance	Current Interest Rate	Maturity Date
Office building	New York, New York	$16,375	6.00%	Aug 2013
Office building	New York, New York	15,747	6.13%	Apr 2015
Retail stores	White Plains, New York	15,469	6.00%	Sep 2015
Office building	Miami, Florida	14,881	6.50%	Oct 2011
Residential Multifamily	Tampa, Florida	12,922	6.00%	Sep 2010 (1)
Office building	Ft. Lauderdale, Florida	12,430	5.88%	May 2011
Retail stores	Manorville, New York	11,692	6.25%	Sep 2024
Retail stores	Brooklyn, New York	11,387	6.00%	Nov 2013
Hotel	New York, New York	11,378	6.45%	Jul 2012
Office building	New York, New York	10,821	6.00%	Apr 2014

		$133,102

(1)	Loan was past maturity and loan payments were current. Loan is expected to be extended in October at market terms.

The following table sets forth the types of properties securing the mortgage loan portfolio:

($ in thousands)	At September 2010	At December 31, 2009
Commercial Real Estate:
Retail stores	$488,509	$546,199
Office buildings	242,540	294,637
Industrial/warehouse	80,702	96,646
Hotels	46,965	94,266
Mobile home parks	21,202	23,391
Parking lots/garages	25,991	26,332
Other	37,305	47,175
Residential Multifamily (5 or more units)	406,238	529,431
Residential All Other	423	441
Vacant Land	17,739	32,934

	$1,367,614	$1,691,452

Nonaccrual and Restructured Loans (Impaired Loans)

Nonaccrual loans decreased to $38.6 million (or 14 loans) at September 30, 2010, from $123.9 million (or 34 loans) at December 31, 2009. TDRs decreased to $0.6 million (or 1 loan) at September 30, 2010, from $97.3 million (or 18 loans) at December 31, 2009.

As a result of the bulk sale of assets described earlier, our impaired loans (nonaccrual loans and loans classified as troubled debt restructurings or TDRs) decreased substantially from December 31, 2009. TDRs are accruing and performing loans on which INB has granted certain concessions to provide payment relief to the borrower. These concessions generally consist of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments. In the third quarter of 2010, INB re-classified approximately $21 million of performing TDRs to nonaccrual status based on regulatory guidance. These TDRs continue to pay as agreed under their renegotiated terms. At September 30, 2010, a specific valuation allowance (included as part of the overall allowance for loan losses) in the amount of $4.0 million was maintained on nonaccrual loans.

The table that follows summarizes the change in nonaccrual loans for the 2010 periods indicated.

($ in thousands)	Quarter Ended March 31,	Quarter Ended June 30,	Quarter Ended September 30,	Nine-Months Ended September 30,
Balance at beginning of period	$123,877	$96,248	$18,927	$123,877
New additions	26,399	16,025	30,658	73,082
Sales and principal repayments	(12,056)	(52,176)	(8)	(64,240)
Chargeoffs	(13,979)	(39,155)	(140)	(53,274)
Loans transferred to foreclosed real estate	(27,993)	(2,015)	(10,877)	(40,885)

Balance at end of period	$96,248	$18,927	$38,560	$38,560

The table that follows summarizes the change in TDRs for the 2010 periods indicated.

($ in thousands)	Quarter Ended March 31,	Quarter Ended June 30,	Quarter Ended September 30,	Nine-Months Ended September 30,
Balance at beginning of period	$97,311	$116,905	$21,362	$97,311
New additions (reductions)	20,438	7,087	(20,624)	6,901
Sales and principal repayments	(844)	(58,781)	(121)	(59,746)
Chargeoffs	—	(43,849)	—	(43,849)

Balance at end of period	$116,905	$21,362	$617	$617

At September 30, 2010, there were eight loans totaling $16.9 million that were classified as ninety days past due and still accruing interest. These loans were past their maturity date but the borrowers were making monthly loan payments. The majority of these loans are expected to be extended at market terms.

At September 30, 2010, there were an additional 12 loans totaling $33.4 million for which there were concerns regarding the ability of the borrowers to meet existing repayment terms. These loans are classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loan. Such loans may never become delinquent, nonaccrual or impaired. Potential problem loans are considered in the determination of the overall adequacy of the allowance for loan losses.

The table that follows summarizes nonaccrual loans and TDRs at September 30, 2010 by collateral type and location.

Property Type	New York	Florida	New Jersey	Ohio	Total	# of Loans
Retail	$—	$10,917	$600	$4,729	$16,246	4
Office	5,988	2,901	—	—	8,889	3
Warehouse	2,614	—	—	—	2,614	2
Mixed Use	3,931	—	—	—	3,931	2
Mulitifamily	2,987	2,863	—	1,647	7,497	4

	$15,520	$16,681	$600	$6,376	$39,177	15

Allowance For Loan Losses

The allowance for loan losses amounted to $32.3 million at September 30, 2010, compared to $32.6 million at December 31, 2009. The allowance represented 2.37% of total loans (net of deferred fees) outstanding at September 30, 2010, compared to 1.94% at December 31, 2009. The net change in the allowance during the first nine months of 2010 was due to $99.8 million of chargeoffs, nearly all of which were offset by $98.8 million of loan loss provisions and $0.6 million of recoveries. Approximately $73.3 million of the provisions was attributable to the bulk sale and $25.5 million was attributable to the following factors: credit rating downgrades on various loans; lower estimates of value on several collateral properties; our assessment of the continued weakness in the economies and commercial real estate markets in Florida and New York and their impact on our loan portfolio; and input received from INB’s primary regulator.

At September 30, 2010 and December 31, 2009, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $4.0 million and $13.8 million, respectively, for total nonaccrual and restructured loans, all of which are considered impaired loans. The reduction in the valuation allowance was attributable to the bulk sale and resulting decrease in the level of impaired loans.

The following table summarizes the activity in the allowance for loan losses for the 2010 periods indicated.

($ in thousands)	Quarter Ended March 31,	Quarter Ended June 30,	Quarter Ended September 30,	Nine-Months Ended September 30,
Balance at beginning of period	$32,640	$28,300	$30,350	$32,640
Loan chargeoffs	(13,979)	(85,483)	(298)	(99,760)
Loan recoveries	—	—	600	600
Provisions for loan losses charged to expense	9,639	87,533	1,598	98,770

Balance at end of period	$28,300	$30,350	$32,250	$32,250

The following table sets forth information concerning nonperforming assets and other past due loans as of the dates indicated.

($ in thousands)	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Nonaccrual loans	$123,877	$96,248	$18,927	$38,560
Real estate acquired through foreclosure	31,866	57,858	34,259	38,792

Total nonperforming assets	$155,743	$154,106	$53,186	$77,352

Loan past due 90 days and still accruing	$6,800	$3,629	$8,788	$16,865
Loans past due 31-89 days and still accruing	5,925	14,427	13,066	5,264

Nonperforming assets to total assets	6.49%	6.75%	2.46%	3.68%
Nonaccrual loans to total gross loans	7.31%	5.87%	1.35%	2.82%
Allowance for loan losses to total net loans	1.94%	1.73%	2.17%	2.37%
Allowance for loan losses to nonaccrual loans	26.35%	29.40%	160.4%	83.6%

Real Estate Acquired Through Foreclosure (Foreclosed Real Estate)

Real estate properties that we acquire through, or in lieu of, loan foreclosure are held for sale. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to the foreclosed real estate category at the estimated fair value of the property. Such amount becomes the new cost basis of the property. Adjustments made to reduce the carrying value at the time of transfer are charged to the allowance for loan losses as a loan chargeoff. After foreclosure, we periodically perform market valuations and the property continues to be carried at the lower of cost or estimated fair value less estimated selling costs. Changes in the valuation allowance of the property are charged to the “Provision for Real Estate Losses”. Revenues and expenses from operations of the property are included in the caption “Real Estate Activities Expense.”

The properties we own are detailed in the table that follows.

					Net carrying value (1)
($ in thousands)					At September 30,	At December 31,
Property Type	City	State	Acquired	Sold	2010	2009
Undeveloped land	North Fort Myers	Florida	May 2008	May 2010	$—	$2,395
Undeveloped land	Hollywood	Florida	Feb 2008		2,645	3,821
Office building	Brooklyn	New York	Sep 2008	April 2010	—	2,112
Undeveloped land	Hollywood	Florida	Jan 2009	May 2010	—	709
Hotel	Orlando	Florida	Apr 2009		5,820	5,924
Office Building	Yonkers	New York	Aug 2009		2,112	2,158
Multifamily	Austell	Georgia	Sep 2009		4,200	4,757
Multifamily	Melbourne	Florida	Sep 2009	June 2010	—	8,256
Office Building	Oakland Park	Florida	Sep 2009	May 2010	—	1,196
Undeveloped land	Carrabelle	Florida	Dec 2009	May 2010	—	538
Multifamily	Tampa	Florida	Feb 2010		3,828	—
Multifamily	Philadelphia	Pennsylvania	Mar 2010		7,296	—
Land	Perryville	Maryland	Apr 2010		2,014	—
Multifamily	Louisville	Kentucky	Jul 2010		7,488	—
Multifamily	Louisville	Kentucky	Jul 2010		3,389

					$38,792	$31,866

(1)	Net carrying value is reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure. The total valuation allowance amounted to $3.7 million and $2.8 million at September 30, 2010 and December 31, 2009, respectively. See note 6 to the condensed consolidated financial statements in this report for detail to this allowance.

The following table summarizes the change in foreclosed real estate for the 2010 periods indicated.

	Quarter Ended March 31,		Quarter Ended June 30,		Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	Amount	#	Amount	#	Amount	#	Amount	#
Balance at beginning of period	$31,866	10	$57,858	15	$34,259	8	$31,866	10
Transfers from loan portfolio	27,993	5	2,015	1	10,877	2	40,885	8
Writedowns to carrying values subsequent to foreclosure	(2,001)	—	(8,520)	—	(2,984)	—	(13,505)	—
Sales	—	—	(17,094)	(8)	(3,360)	(1)	(20,454)	(9)

Balance at end of period	$57,858	15	$34,259	8	$38,792	9	$38,792	9

All Other Assets

All other assets at September 30, 2010 as denoted in the table on page 28 increased to $97 million, from $62 million at December 31, 2009, primarily due to an increase in our deferred tax asset from $18.0 million at December 31, 2009 to $47.8 million at September 30, 2010, and the recording of an $11.8 million income tax receivable from the projected partial carryback of the NOL generated in the second quarter of 2010. This receivable represents federal income taxes we paid on our taxable income in 2008 and 2009 that are refundable under NOL carryback rules. See the section “Critical Accounting Policies” and note 12 to the condensed consolidated financial statements in this report for further discussion of the deferred tax asset.

Deposits

Deposits at September 30, 2010 decreased to $1.81 billion from $2.03 billion at December 31, 2009, reflecting a $183.3 million decrease in time deposits and a $40.5 million decrease in money market deposit accounts, both of which were due to INB’s planned reduction in its deposit rates. At September 30, 2010, certificate of deposit accounts totaled $1.33 billion, and checking, savings and money market accounts aggregated to $480 million. The same categories of deposit accounts totaled $1.51 billion and $520 million, respectively, at December 31, 2009. Certificate of deposit accounts represented 73% of total consolidated deposits at September 30, 2010, compared to 74% at December 31, 2009. At September 30, 2010 and December 31, 2009, certificate of deposit accounts included $159 million and $170 million of brokered deposits, respectively.

Borrowed Funds and Related Interest Payable

Borrowed funds and related interest payable decreased to $89 million at September 30, 2010, from $119 million at December 31, 2009, due to the maturity and repayment of $31 million of FHLB borrowings, partially offset by a $1.6 million increase in accrued interest payable on junior subordinated notes relating to IBC’s outstanding trust preferred securities.

All Other Liabilities

All other liabilities at September 30, 2010 as denoted in the table on page 28 increased to $44 million from $39 million at December 31, 2009, primarily due to an increase in mortgage loan escrow funds payable.

Stockholders’ Equity

The following table sets forth the change in stockholders’ equity:

		Outstanding
($ in thousands, except per share amounts)	Amount	Class A Shares	Class B Shares	Total Shares	Amount Per Share (1)
Common stockholders’ equity at December 31, 2009	$190,588	7,690,812	580,000	8,270,812	$23.04
Net loss before preferred dividend requirements	(54,167)	—	—	—	(6.25)
Amortization of preferred stock discount	(289)	—	—	—	(0.03)
Reversal of previously accrued preferred dividends	159	—	—	—	0.02
Compensation from stock options	31	—	—	—	—
Sale of common stock in a private placement (1)	3,995	850,000	—	850,000	4.70

Common stockholders’ equity at September 30, 2010	$140,317	8,540,812	580,000	9,120,812	$15.38

Preferred stockholder’s equity at December 31, 2009 (2)	$23,466
Amortization of preferred stock discount	289

Preferred stockholder’s equity at September 30, 2010	$23,755

Total stockholders’ equity at September 30, 2010	$164,072

(1)	On May 25, 2010, IBC sold in a private placement 850,000 shares of its Class A common stock for an aggregate purchase price of $4,250,000. The placement agent was paid $255,000 in commissions by IBC.
(2)	On December 23, 2008, IBC sold to the United States Department of the Treasury 25,000 shares of IBC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. The total investment was allocated between preferred and common equity as described in more detail in note 14 to the condensed consolidated financial statements in this report. In February 2010, IBC ceased declaration and payment of the preferred dividends. At September 30, 2010, the amount of preferred share dividends in arrears totaled $1,115,000. Dividends in arrears are recorded as reduction in common stockholders’ equity only when they are declared and payable. Common stock book value per share, after adjusting for the dividends in arrears, was $15.26 at September 30, 2010.

On October 20, 2010, IBC completed a public offering of shares of its Class A common stock to raise additional capital. See note 20 to the condensed consolidated financial statements in this report for more information regarding this capital raise as well as the conversion of outstanding Class B shares into Class A shares.

Comparison of Results of Operations for the Quarters Ended September 30, 2010 and 2009

Overview

We reported a net loss available to common stockholders for the third quarter of 2010 (“Q3-10”) of $0.7 million, or $0.07 per diluted common share, compared to net earnings available to common stockholders of $0.3 million, or $0.04 per share, for the third quarter of 2009 (“Q3-09”). The results reported for both periods included $0.4 million of preferred dividend requirements related to IBC’s outstanding preferred stock held by the U.S. Treasury. The change in results was primarily due to a $1.8 million increase in the combined provision for loan and real estate losses and a $0.6 million non-recurring charge related to the conversion of INB’s core data processing to a lower-cost provider. These items were partially offset by a $1.3 million decrease in carrying expenses associated with a lower level of nonperforming assets.

Selected information regarding our results of operations by entity follows:

					Consolidated
($ in thousands)	INB	IMC	IBC	Elim (1)	Q3-2010	Q3-2009
Interest and dividend income	$25,092	$172	$3	$(2)	$25,265	$30,939
Interest expense (2)	14,620	—	562	(2)	15,180	19,924

Net interest and dividend income (expense)	10,472	172	(559)	—	10,085	11,015
Provision for loan losses	1,598	—	—	—	1,598	2,396
Provision for real estate losses	2,984	—	—	—	2,984	400
Noninterest income	5	2	8	(8)	7	95
Noninterest expenses	5,608	63	165	(8)	5,828	6,936

Earnings (loss) before taxes	287	111	(716)	—	(318)	1,378
Provision (credit) for income taxes	199	51	(328)	—	(78)	627

Net earnings (loss) before preferred dividend requirements	88	60	(388)	—	(240)	751
Preferred dividend requirements (3)	—	—	(421)	—	(421)	(409)

Net earnings (loss) available to common stockholders	$88	$60	$(809)	$—	$(661)	$342

Net earnings (loss) for Q3-09	$1,366	$(238)	$(786)	$—	$342

(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management agreements.
(2)	IBC’s interest expense relates to its outstanding capital securities as discussed in note 10 to the condensed consolidated financial statements in this report.
(3)	Represents dividend requirements of 5% on $25 million of cumulative Series A preferred stock held by U.S. Treasury and amortization of related preferred stock discount. See note 14 to the condensed consolidated financial statements in this report.

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

Our net interest and dividend income as detailed in the table that follows decreased by $0.9 million to $10.1 million in Q3-10 from $11.0 million in Q3-09. The decrease in income reflected the impact of the planned reduction in the size of our balance sheet as well as the sale of performing loans as part of the bulk sale, partially offset by an improved net interest margin. In Q3-10, average loans outstanding decreased by $352 million from Q3-09, while average interest-bearing deposits and borrowed funds decreased by $178 million and $18 million, respectively, from Q3-09.

Our net interest margin increased to 1.98% in Q3-10 from 1.86% in Q3-09, as the yield on our average interest-earning assets decreased by 28 basis points to 4.96% in Q3-10, from 5.24% in Q3-09, while our average cost of funds decreased at a faster pace by 60 basis points to 3.15% in Q3-10, from 3.75% in Q3-09. The improved margin was primarily due to lower rates paid on deposits, the early retirement of higher cost borrowings and a decrease in nonaccrual loans and the related amount of interest not accrued on such loans. The positive effect of all these items was partially offset primarily by calls of higher yielding U.S. government agency security investments (coupled with the reinvestment of the proceeds into similar securities with lower interest rates) and the sale of a total of $108 million of performing TDRs and other loans yielding approximately 5%.

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

	For the Quarter Ended
	September 30, 2010			September 30, 2009
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Loans (1)	$1,382,753	$22,372	6.42%	$1,734,983	$26,581	6.08%
Securities	624,197	2,888	1.84	601,338	4,356	2.87
Other interest-earning assets	14,690	5	0.14	7,071	2	0.11

Total interest-earning assets	2,021,640	$25,265	4.96%	2,343,392	$30,939	5.24%

Noninterest-earning assets	105,362			34,980

Total assets	$2,127,002			$2,378,372

Interest-bearing liabilities:
Interest checking deposits	$9,330	$21	0.89%	$7,443	$30	1.60%
Savings deposits	10,433	20	0.76	10,125	43	1.68
Money market deposits	459,212	1,189	1.03	443,317	1,955	1.75
Certificates of deposit	1,340,932	13,030	3.86	1,536,805	16,683	4.31

Total deposit accounts	1,819,907	14,260	3.11	1,997,690	18,711	3.72
FHLB advances	35,944	355	3.92	51,466	492	3.79
Debentures and related interest payable	—	—	—	2,905	58	7.92
Debentures - capital securities	56,702	562	3.93	56,702	660	4.62
Mortgage note payable	155	3	7.68	174	3	6.84

Total borrowed funds	92,801	920	3.93	111,247	1,213	4.33

Total interest-bearing liabilities	$1,912,708	$15,180	3.15%	2,108,937	$19,924	3.75%

Noninterest-bearing deposits	3,331			3,269
Noninterest-bearing liabilities	46,675			53,163
Preferred stockholder’s equity	23,712			23,337
Common stockholders’ equity	140,576			189,666

Total liabilities and stockholders’ equity	$2,127,002			$2,378,372

Net interest and dividend income/spread		$10,085	1.81%		$11,015	1.49%

Net interest-earning assets/margin (3)	$108,932		1.98%	$234,455		1.86%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.06			1.11

Other Ratios:
Return on average assets (2)	-0.05%			0.13%
Return on average common equity (2)	-0.68%			1.58%
Noninterest expense to average assets (2) (5)	0.97%			0.84%
Efficiency ratio (4)	51%			45%
Average stockholders’ equity to average assets	7.72%			8.96%

(1)	Includes average nonaccrual loans of $25.8 million in the 2010 period versus $135.4 million in the 2009 period.

Interest not accrued on such loans and excluded from the table totaled $0.4 million in the 2010 period versus $2.4 million in the 2009 period.

(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income.

Inclusive of income from loan prepayments, the margin would compute to 1.99% and 1.97% for the 2010 and 2009 period, respectively.

(4)	Defined as noninterest expenses (excluding provisions for loan and real estate losses and real estate activities expenses) as a percentage of net interest and dividend income plus noninterest income.
(5)	Noninterest expenses for this ratio excludes real estate activities expenses.

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

	For the Quarter Ended September 30, 2010 vs. 2009
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$1,475	$(5,354)	$(330)	$(4,209)
Securities	(1,548)	164	(84)	(1,468)
Other interest-earning assets	1	2	—	3

Total interest-earning assets	(72)	(5,188)	(414)	(5,674)

Interest-bearing liabilities:
Interest checking deposits	(13)	8	(4)	(9)
Savings deposits	(23)	1	(1)	(23)
Money market deposits	(798)	70	(38)	(766)
Certificates of deposit	(1,729)	(2,111)	187	(3,653)

Total deposit accounts	(2,563)	(2,032)	144	(4,451)

FHLB advances	17	(147)	(7)	(137)
Debentures and accrued interest payable	—	(58)	—	(58)
Debentures - capital securities	(98)	—	—	(98)
Mortgage note payable	—	—	—	—

Total borrowed funds	(81)	(205)	(7)	(293)

Total interest-bearing liabilities	(2,644)	(2,237)	137	(4,744)

Net change in interest and dividend income	$2,572	$(2,951)	$(551)	$(930)

Provision for Loan Losses and Provision for Real Estate Losses

The provision for loan losses decreased to $1.6 million in Q3-10 from $2.4 million in Q3-10. The decrease was attributable to a lower number of credit rating downgrades compared to the prior period and a net decrease in loans outstanding. The provision for real estate losses increased to $3.0 million in Q3-10 from $0.4 million in Q3-09. The increase was the result of declining real estate values during the period and their negative impact on the estimated fair values of collateral properties that we have acquired and own through foreclosure. The weak economy, high unemployment, increased office and retail vacancy rates and an increasing supply of distressed properties for sale in the marketplace at discounted prices have significantly reduced commercial and multifamily real estate values both nationally and in our lending areas. These factors have negatively impacted our loan and real estate owned portfolios.

Noninterest Income

Noninterest income decreased to $7,000 in Q3-10 from $95,000 in Q3-09, primarily due to a decrease of $0.5 million of income from loan prepayments, partially offset by a decrease of $0.4 million in other than temporary impairment writedowns on investment securities. See note 3 to the condensed consolidated financial statements in this report for a discussion of impairment writedowns.

Noninterest Expenses

Noninterest expenses decreased to $5.8 million in Q3-10 from $6.9 million in Q3-09, primarily due to a decrease of $1.3 million in carrying expenses associated with a lower level of nonperforming assets and a $0.5 million loss from the early retirement of higher cost borrowings in the 2009 period that did not recur in the 2010 period. The loss represents unamortized debenture issuance costs that were expensed upon early repayment of these borrowings. The aggregate of these items was partially offset by a $0.6 million non-recurring charge in Q3-10 related to the conversion of INB’s core data processing system to a lower-cost provider. Beginning in 2011, this new system is expected to save approximately $0.8 million annually in data processing costs for each of the next seven years.

Provision for Income Taxes

We recorded an income tax benefit of $78,000 in Q3-10 due to a consolidated pre-tax loss, compared to $0.6 million of income tax expense on pre-tax earnings in Q3-09. Our effective income tax rate (inclusive of state and local taxes) was 25% in Q3-10, compared to 46% in Q3-09. The effective tax rate for the 2010 period was impacted by a deductibility limit on certain executive compensation as required by IBC’s participation in the U.S. Treasury’s Capital Purchase Program and the receipt of TARP funds.

Comparison of Results of Operations for the Nine-Months Ended September 30, 2010 and 2009

Overview

We reported a net loss available to common stockholders for the nine-months ended September 30, 2010 (“9mths-10”) of $55.4 million, or $6.39 per diluted common share, compared to net earnings available to common stockholders of $1.2 million, or $0.14 per share, for the first nine-months of 2009 (“9mths-09”). The results reported for both periods included $1.2 million of preferred dividend requirements related to IBC’s outstanding preferred stock held by the U.S. Treasury. The net loss was driven by a bulk sale of nonperforming and underperforming assets (discussed earlier in this report) and additional loan and real estate loss provisions due to declining commercial real estate values and continued weakness in the economy.

Selected information regarding our results of operations by entity follows:

					Consolidated
($ in thousands)	INB	IMC	IBC	Elim (1)	9mths-10	9mths-09
Interest and dividend income	$81,808	$521	$29	$(33)	$82,325	$92,422
Interest expense (2)	46,813	—	1,605	(33)	48,385	61,920

Net interest and dividend income (expense)	34,995	521	(1,576)	—	33,940	30,502
Provision for loan losses	95,878	2,892	—	—	98,770	6,939
Provision for real estate losses	13,173	332	—	—	13,505	688
Noninterest income	1,030	5	150	(148)	1,037	225
Noninterest expenses	17,178	339	575	(148)	17,944	19,141

Earnings (loss) before taxes	(90,204)	(3,037)	(2,001)	—	(95,242)	3,959
Provision (credit) for income taxes	(38,761)	(1,396)	(918)	—	(41,075)	1,535

Net earnings (loss) before preferred dividend requirements	(51,443)	(1,641)	(1,083)	—	(54,167)	2,424
Preferred dividend requirements (3)	—	—	(1,245)	—	(1,245)	(1,223)

Net earnings (loss) available to common stockholders	$(51,443)	$(1,641)	$(2,328)	$—	$(55,412)	$1,201

Net earnings (loss) for 9mths-09	$4,615	$(1,013)	$(2,401)	$—	$1,201

(1)	All significant intercompany balances and transactions are eliminated in consolidation. Such amounts arise from intercompany deposit accounts and management agreements.
(2)	IBC’s interest expense relates to its outstanding capital securities as discussed in note 10 to the condensed consolidated financial statements in this report.
(3)	Represents dividend requirements of 5% on $25 million of cumulative Series A preferred stock held by U.S. Treasury and amortization of related preferred stock discount. See note 14 to the condensed consolidated financial statements in this report.

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

Our net interest and dividend income as detailed in the table that follows increased to $33.9 million in 9mths-10 from $30.5 million in 9mths-09, reflecting an improved net interest margin, partially offset by a reduction in our balance sheet. The margin increased to 2.12% in 9mths-10 from 1.76% in 9mths-09. Our yield on our average interest-earning assets decreased by 21 basis points to 5.14% in 9mths-10, from 5.35% in 9mths-09. Our average cost of funds decreased at a faster pace by 74 basis points to 3.25% in 9mths-10, from 3.99% in 9mths-09.

The reasons for the changes discussed above are a function of the same factors discussed in the section “Comparison of Results of Operations for the Quarters Ended September 30, 2010 and 2009,” under the caption “Net Interest and Dividend Income.”

The following table provides information for the periods indicated, the contents of which are described above in a similar table in the section entitled “Comparison of Results of Operations for the Quarters Ended September 30, 2010 and 2009” under the caption “Net Interest and Dividend Income.”

	For the Nine-Months Ended
	September 30, 2010			September 30, 2009
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Loans (1)	$1,533,305	$72,616	6.33%	$1,729,587	$79,277	6.13%
Securities	586,284	9,689	2.21	567,717	13,129	3.09
Other interest-earning assets	20,973	20	0.13	13,498	16	0.16

Total interest-earning assets	2,140,562	$82,325	5.14%	2,310,802	$92,422	5.35%

Noninterest-earning assets	92,985			29,395

Total assets	$2,233,547			$2,340,197

Interest-bearing liabilities:
Interest checking deposits	$9,369	$73	1.04%	$5,973	$74	1.66%
Savings deposits	10,964	74	0.90	9,299	141	2.03
Money market deposits	477,167	4,046	1.13	416,844	6,567	2.11
Certificates of deposit	1,391,998	41,318	3.97	1,521,186	50,686	4.45

Total deposit accounts	1,889,498	45,511	3.22	1,953,302	57,468	3.93
FHLB advances	43,809	1,260	3.85	50,991	1,459	3.83
Debentures and related interest payable	—	—	—	13,285	796	8.01
Debentures - capital securities	56,702	1,605	3.78	56,702	2,188	5.16
Mortgage note payable	160	9	7.52	178	9	6.76

Total borrowed funds	100,671	2,874	3.82	121,156	4,452	4.91

Total interest-bearing liabilities	$1,990,169	$48,385	3.25%	2,074,458	$61,920	3.99%

Noninterest-bearing deposits	3,422			3,142
Noninterest-bearing liabilities	47,948			49,962
Preferred stockholder’s equity	23,624			23,241
Common stockholders’ equity	168,384			189,394

Total liabilities and stockholders’ equity	$2,233,547			$2,340,197

Net interest and dividend income/spread		$33,940	1.89%		$30,502	1.36%

Net interest-earning assets/margin (3)	$150,393		2.12%	$236,344		1.76%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.08			1.11

Other Ratios:
Return on average assets (2)	-3.23%			0.14%
Return on average common equity (2)	-42.89%			1.71%
Noninterest expense to average assets (2) (5)	0.85%			0.88%
Efficiency ratio (4)	41%			50%
Average stockholders’ equity to average assets	8.60%			9.09%

(1)	Includes average nonaccrual loans of $56.6 million in the 2010 period versus $124.6 million in the 2009 period.

Interest not accrued on such loans and excluded from the table totaled $2.4 million in the 2010 period versus $7.3 million in the 2009 period.

(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of noninterest income.

Inclusive of income from loan prepayments, the margin would compute to 2.18% and 1.81% for the 2010 and 2009 period, respectively.

(4)	Defined as noninterest expenses (excluding provisions for loan and real estate losses and real estate activities expenses) as a percentage of net interest and dividend income plus noninterest income.
(5)	Noninterest expenses for this ratio excludes real estate activities expenses.

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

	For the Nine-Months Ended September 30, 2010 vs. 2009
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$2,594	$(9,024)	$(231)	$(6,661)
Securities	(3,747)	430	(123)	(3,440)
Other interest-earning assets	(3)	9	(2)	4

Total interest-earning assets	(1,156)	(8,585)	(356)	(10,097)

Interest-bearing liabilities:
Interest checking deposits	(28)	42	(15)	(1)
Savings deposits	(79)	25	(13)	(67)
Money market deposits	(3,064)	955	(412)	(2,521)
Certificates of deposit	(5,476)	(4,312)	420	(9,368)

Total deposit accounts	(8,647)	(3,290)	(20)	(11,957)

FHLB advances	8	(206)	(1)	(199)
Debentures and accrued interest payable	(798)	(798)	800	(796)
Debentures - capital securities	(587)	—	4	(583)
Mortgage note payable	1	(1)	—	—

Total borrowed funds	(1,376)	(1,005)	803	(1,578)

Total interest-bearing liabilities	(10,023)	(4,295)	783	(13,535)

Net change in interest and dividend income	$8,867	$(4,290)	$(1,139)	$3,438

Provision for Loan Losses and Provision for Real Estate Losses

The provision for loan losses increased to $98.8 million in 9mths-10 from $6.9 million in 9mths-09. Approximately $73.3 million of the increase was attributable to the impact of the bulk sale of loans (which is discussed elsewhere in this report) and the remaining $18.6 million was attributable to the following factors: a higher level of credit rating downgrades on various loans; lower estimates of value on several collateral properties; our assessment of the continued weakness in the economy and commercial real estate markets and their impact on our loan portfolio; and input received from INB’s primary regulator.

The provision for real estate losses increased to $13.5 million in 9mths-10 from $0.7 million in 9mths-09. The increase included $5.3 million attributable to properties sold at a discount in the bulk sale and the remainder was the result of declining real estate values during the period and their negative impact on the estimated fair values of collateral properties we have acquired and own through foreclosure. The weak economy, high unemployment, increased office and retail vacancy rates and an increasing supply of distressed properties for sale in the marketplace at discounted prices have significantly reduced commercial and multifamily real estate values both nationally and in our lending areas. These factors have negatively impacted our loan and real estate owned portfolios.

Noninterest Income

Noninterest income increased to $1.0 million in 9mths-10 from $0.2 million in 9mths-09, primarily due to an increase of $0.2 million of income from loan prepayments and a $0.5 million decrease in other than temporary impairment writedowns on investment securities. INB realized a gain of $0.7 million in the first quarter of 2010 from the sale of securities available for sale which was offset by a $0.6 million increase in the loss from the early call of investment securities. This loss represents the balance of unamortized purchased premiums associated with securities at the time they were called. See note 3 to the condensed consolidated financial statements in this report for a discussion on impairment writedowns and the gain from the sale of securities.

Noninterest Expenses

Noninterest expenses decreased to $17.9 million in 9mths-10 from $19.1 million in 9mths-09. The decrease was attributable primarily to a $1.7 million loss from the early retirement of higher cost borrowings in the 2009 period that did not recur and a $0.8 million decrease in FDIC deposit insurance expense (resulting from a lower level of deposit balances). The aggregate of these items was partially offset by a $0.5 million increase in professional and regulatory fees, a $0.6 million non-recurring charge in Q3-10 related to the conversion of INB’s core data processing system and a $0.2 million increase in salary and employee benefit expense.

Provision for Income Taxes

We recorded an income tax benefit of $41.1 million due to a consolidated pre-tax loss in 9mths-10, compared to $1.5 million of income tax expense on pre-tax earnings in 9mths-09. Our effective income tax rate (inclusive of state and local taxes) was 43% in the 2010 period, compared to 39% in the 2009 period. The effective rate for the 2009 period was reduced by a $0.2 million income tax refund.

Off-Balance Sheet and Other Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financing needs of our customers. For a further information on and discussion of these financial instruments, see note 16 to the condensed consolidated financial statements included in this report.

Liquidity and Capital Resources

General. Liquidity risk involves the risk of being unable to fund our assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. We manage our liquidity position on a daily basis to assure that funds are available to meet our operating requirements, loan and investment commitments, deposit withdrawals and debt service obligations. Our primary sources of funds consist of the following: retail deposits obtained through INB’s branch offices and the mail; principal repayments of loans; maturities and calls of securities; borrowings through FHLB advances or the federal funds market; brokered deposits; and cash flow provided by operating activities. For detail concerning our actual cash flows, see the condensed consolidated statements of cash flows included in this report.

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

Due primarily to higher regulatory capital requirements applicable to INB, INB gradually reduced its balance sheet during the first nine months of 2010 by decreasing its deposit rates and encouraging deposit outflow. INB plans to reduce its deposits further during the remainder of 2010 and expects to fund any deposit reductions mainly through the expected calls of its agency security investments. INB’s objective is to maintain its deposit rates at levels that will promote a stable deposit base and at the same time adjust to its cash flow needs and its capital levels.

Consolidated deposits decreased to $1.81 billion at September 30, 2010, from $2.03 billion at December 31, 2009, reflecting a decrease of $183 million in certificate of deposit accounts and $40 million in money market deposit accounts. At September 30, 2010, certificate of deposit accounts totaled $1.33 billion, and checking, savings and money market accounts aggregated to $480 million. Certificate of deposit accounts represented 73% of total deposits at September 30, 2010. Time deposits of $100,000 or more at September 30, 2010 totaled $641 million and included $159 million of brokered deposits or 8.8% of total deposits. Brokered deposits had a weighted-average remaining term and stated interest rate of 2.7 years and 4.96%, respectively, at September 30, 2010, and $26 million of those deposits mature by September 30, 2011. INB has agreed with its primary regulator not to have its total brokered deposits exceed 10% of INB’s total deposits without obtaining prior approval of the OCC. See the section “Regulatory Capital and Other Matters” that follows for additional restrictions that may be imposed on INB with respect to brokered deposits as well as restrictions related to deposits rates that INB can offer for its deposit products. Certificates of deposits (time deposits) are the only deposit accounts offered by INB that have stated maturity dates. At September 30, 2010, $452 million, or 34%, of total time deposits (inclusive of brokered deposits) mature by September 30, 2011. INB expects to retain or replace a significant portion of such deposits. INB has historically targeted its loan-to-deposit ratio in a range from 75% to 85%. This ratio was 72% at September 30, 2010. INB expects to increase this ratio primarily through further reductions in its deposits.

INB also borrows funds from time to time on an overnight or short-term basis to manage its liquidity needs. As a member of the FRB of New York, INB can borrow from the FRB on a secured basis. As of September 30, 2010, INB had access to the FRB’s discount window’s secondary lending program. This program is available to depository institutions that are not eligible for primary credit. It is extended on a very short-term basis, typically overnight, at a interest rate that is above the primary credit rate.

There can be no assurances that restrictions or limitations will not be placed on INB with respect to any of its lines of credit. In the event that INB’s existing lines of credit were not accessible or were limited, INB could designate all or a portion of its entire U.S. government agency security investment portfolio as available for sale and sell such securities as needed to provide liquidity.

At September 30, 2010, INB had $30.5 million of FHLB advances outstanding, of which $5 million mature in the fourth quarter of 2010, $8.0 million in 2011, $10.5 million in 2012 and $7.0 million in 2013. At September 30, 2010, INB had available collateral consisting of investment securities and certain pledged loans to support additional total secured borrowings of $649 million if needed. INB expects to have the flexibility to either repay or replace its outstanding borrowings with short-term advances as they mature. INB also expects to pledge additional loans as collateral to increase its borrowing capacity with the FHLB. At September 30, 2010, INB also had overnight unsecured lines of credit totaling $9 million with correspondent banks.

INB invests in U.S. government agency debt obligations to emphasize safety and liquidity. At September 30, 2010, all of these security investments totaling $609 million were classified as held to maturity, and nearly all have call features that allow the issuer to call the security at par value before their stated maturity and without penalty. At September 30, 2010, the agency securities had a weighted-average remaining stated maturity of 4.6 years, and $10 million, or 1.6%, contractually mature by September 30, 2011, which excludes potential calls. Over the next twelve months, a total of approximately $389 million in securities could potentially be called assuming interest rates remain at or near current levels, a large portion of which would then be reinvested in similar securities.

At September 30, 2010, INB had cash and short-term investments totaling $11 million, and $246 million of its loan portfolio (excluding nonaccrual loans) matures by September 30, 2011. INB expects to extend or refinance a large portion of these maturing loans. At September 30, 2010, INB had commitments to lend of $13 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described above.

Intervest Bancshares Corporation. IBC’s historical sources of funds have been derived from the following: interest income from short-term investments; monthly dividends from INB; and monthly management fees from IMC and INB for providing these subsidiaries with certain administrative services. IBC’s historical sources of working capital have been derived from the issuance of its common stock through public or private offerings, exercise of common stock warrants and conversion of debentures; the issuance of trust preferred securities through its wholly owned business trusts; the issuance of its preferred stock to the U.S. Treasury and the direct issuance of other subordinated debentures to the public. At September 30, 2010, IBC had cash and short-term investments totaling $1.5 million. In the first half of 2010, IMC distributed $8.6 million of its cash to IBC as a return of capital, which was redeployed by IBC as an additional capital investment in INB.

At September 30, 2010, IBC had issued and outstanding $56.7 million of trust preferred securities and $25 million of Series A Preferred Stock held by the U.S. Treasury, all of which are eligible for inclusion in IBC’s Tier 1 regulatory capital. See notes 10 and 14 to the condensed consolidated financial statements in this report. The proceeds from the issuances of these securities have been invested in INB at various times through capital contributions.

The trust preferred securities contractually mature at various times through 2036 and as of September 30, 2010 had the following interest rates: $45 million had variable rates that reset quarterly based on 3 month libor plus an additional predetermined spread ranging from 240 to 295 basis points, and the remaining $10 million was fixed at 6.83% until September 16, 2011, and thereafter reverts to a variable rate that resets quarterly based on 3 month libor plus an additional 165 basis points. The holder of the Series A Preferred Stock is entitled to a quarterly cash dividend at the rate of 5% per year until December 2013, after which the dividend rate increases to 9% per year. Dividends need not be declared and paid, but the dividend is a cumulative dividend and failure by IBC to pay dividends for six dividend periods, whether or not consecutive, would trigger board appointment rights for the holder of the preferred stock.

Prior to January 1, 2010, INB paid cash dividends to IBC for the debt service on IBC’s trust preferred securities as well as for IBC’s payment of dividends on the preferred stock. In January 2010, INB was informed by its primary regulator, the OCC, that it is not permitted to pay any cash dividends to IBC. INB accordingly suspended its cash dividend payments to IBC. In turn, IBC also suspended its payments of interest on the trust preferred securities as well as preferred dividend payments as discussed below.

In February 2010, the FRB, IBC’s primary regulator, informed IBC that it may not, without the prior approval of the FRB, pay dividends on or redeem its capital stock, pay interest on or redeem its trust preferred securities, or incur new debt. Consistent with this requirement, IBC deferred the payment of its regular quarterly cash dividends on its outstanding preferred stock. At September 30, 2010, the total amount of undeclared and unpaid dividends was $1.1 million.

In March 2010, IBC also exercised its right to defer regularly scheduled interest payments on its $55 million of junior subordinated notes relating to its outstanding trust preferred securities noted above. IBC has the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective statutory trusts, which are wholly owned subsidiaries of IBC that were formed to issue the trust preferred securities, have likewise suspended the declaration and payment of dividends on the trust preferred securities. The regularly scheduled interest payments continue to be accrued for payment in the future and reported as interest expense for financial statement purposes. At September 30, 2010, the total amount of accrued and unpaid interest was $1.7 million.

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

In May 2010, IBC’s shareholders approved an amendment to its certificate of incorporation to increase the number of IBC’s authorized shares of Class A common stock from 12 million to 62 million. In May 2010, IBC raised capital through a private placement of 850,000 shares of its Class A common stock for net proceeds of $3,995,000. Additionally, as discussed in more detail in note 20 to the condensed consolidated financial statements in this report, IBC raised additional capital in October 2010 through a public offering of 10,600,000 shares of its Class A common stock for net proceeds of approximately $19 million. See “Regulatory Capital and Other Matters” below and note 17 to our condensed consolidated financial statements included in this report for a further discussion of INB’s capital requirements and other regulatory matters.

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

Regulatory Capital and Other Matters

Regulatory Capital. INB is subject to various regulatory capital requirements. As discussed beginning on page 19 of our 2009 Annual Report on Form 10-K, the Federal Deposit Insurance Corporation (FDIC) and other bank regulatory agencies use five capital categories ranging from well capitalized to critically undercapitalized to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premiums. These categories involve quantitative measures of a bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Information regarding our regulatory capital and related ratios is summarized as follows:

	INB		IBC Consolidated
($ in thousands)	At September 30, 2010	At December 31, 2009	At September 30, 2010	At December 31, 2009
Tier 1 Capital (1)	$175,059	$239,698	$184,297	$269,054
Tier 2 Capital	19,742	23,541	20,178	23,827

Total risk-based capital	$194,801	$263,239	$204,475	$292,881

Net risk-weighted assets	$1,567,321	$1,874,750	$1,577,264	$1,897,331
Average assets for regulatory purposes	$2,080,133	$2,384,842	$2,092,534	$2,408,538

Tier 1 capital to average assets	8.42%	10.05%	8.81%	11.17%
Tier 1 capital to risk-weighted assets	11.17%	12.79%	11.68%	14.18%
Total capital to risk-weighted assets	12.43%	14.04%	12.96%	15.44%

(1)	IBC’s consolidated Tier 1 capital includes $54.7 million at September 30, 2010 and $55.0 million at December 31, 2009 of qualifying trust preferred securities. The inclusion of these securities in Tier 1 capital is currently limited to 25% of core capital elements, as defined in the FDIC regulations. Any excess is included in Tier 2 capital. Tier 1 capital also includes $25 million of cumulative perpetual preferred stock sold to the U.S. Treasury for which there is no limit.

Primarily as a result of regulatory limitations with respect to the inclusion of deferred tax assets in Tier 1 capital for all banks, INB has been out of compliance since May 25, 2010, with the 9% minimum leverage ratio that it has agreed with the OCC to maintain. INB’s other two capital ratios continue to be in excess of the agreed-upon threshold of 12% and 10%, respectively.

On October 20, 2010, IBC completed a public offering of its shares of Class A common stock to raise additional capital. See note 20 for more information regarding this capital raise. IBC has invested a large portion of the proceeds from the offering as a capital contribution to INB to restore INB’s Tier I leverage capital ratio above the required level of 9%. Failure by INB or IBC to maintain any of its required regulatory capital ratios may lead to additional regulatory enforcement actions or other restrictions. See the discussion below regarding INB’s proposed formal agreement with the OCC.

On March 31, 2011, new limits will take effect on the inclusion of trust preferred securities and other restricted core capital elements in Tier 1 capital of all bank holding companies. See footnote 17 to the condensed consolidated financial statements in this report for a more detailed discussion of these new requirements.

Other Matters. As discussed in greater detail in note 17 to the condensed consolidated financial statements in this report, INB is currently operating under a Memorandum of Understanding (“MOU”) with the OCC that addresses various issues. Although INB has made progress in complying with the requirements of the MOU, we understand that the OCC plans to pursue and enter into a formal agreement with INB, which agreement is likely to cover many of the same areas addressed in the MOU.

If INB enters into this formal agreement on the currently expected terms, it will not be allowed to accept brokered deposits without the prior approval of the OCC and it would also be required, in the absence of a waiver from the FDIC, to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. At September 30, 2010, INB’s brokered deposits totaled $159.1 million (or 8.8% of total deposits) and the rates offered on INB’s deposit products were at levels at or below the FDIC national rates plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC. There can be no assurance that any of these restrictions placed on INB will not negatively impact its liquidity and business.

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

To this regard, INB, whose assets represent 99% of total consolidated assets, engages an outside consultant to prepare quarterly reports using an earnings simulation model to quantify the effects of various interest rate scenarios on its projected net interest and dividend income over projected periods. These computations begin with our gap analysis that is adjusted for additional assumptions regarding balance sheet growth and composition, and the pricing and repricing and maturity characteristics of INB’s balance sheet. Gap analysis measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period. For a further discussion of gap analysis, including the factors that affect its computation and results, see pages 62 to 64 of our 2009 Annual Report on Form 10-K. As noted in the footnotes to the gap table below, there are numerous assumptions that are made by us to compute the gap. A change in any of these assumptions would materially alter the results of the gap analysis as well as the simulation analysis noted above.

The table that follows summarizes our interest-earning assets and interest-bearing liabilities as of September 30, 2010, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Loans (1)	$123,264	$223,269	$819,673	$164,482	$1,330,688
Securities held to maturity (2)	155,020	354,223	101,930	—	611,173
Short-term investments	4,539	—	—	—	4,539
FRB and FHLB stock	4,654	—	—	5,211	9,865

Total rate-sensitive assets	$287,477	$577,492	$921,603	$169,693	$1,956,265

Deposit accounts (3) :
Interest checking deposits	$11,015	$—	$—	$—	$11,015
Savings deposits	10,363	—	—	—	10,363
Money market deposits	455,601	—	—	—	455,601
Certificates of deposit	96,428	355,469	752,423	122,055	1,326,375

Total deposits	573,407	355,469	752,423	122,055	1,803,354

FHLB advances (1)	5,000	8,000	17,500	—	30,500
Debentures and mortgage note payable (1)	46,392	10,310	—	153	56,855
Accrued interest on all borrowed funds	1,780	—	—	—	1,780

Total borrowed funds	53,172	18,310	17,500	153	89,135

Total rate-sensitive liabilities	$626,579	$373,779	$769,923	$122,208	$1,892,489

GAP (repricing differences)	$(339,102)	$203,713	$151,680	$47,485	$63,776

Cumulative GAP	$(339,102)	$(135,389)	$16,291	$63,776	$63,776

Cumulative GAP to total assets	(16.1)%	(6.4)%	0.8%	3.0%	3.0%

Significant assumptions used in preparing the gap table above follow:

(1)	Adjustable-rate loans and borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and borrowings are scheduled, including repayments, according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $38.6 million and foreclosed real estate of $38.8 million are also excluded from the table although some portion is expected to return to an interest-earning status in the near term.
(2)	Securities are scheduled according to the earlier of their next callable date or the date in which the interest rate on the security is scheduled to change. For U.S. government agency securities held by INB, nearly all have interest rate increases or “steps up” to a specified rate on one or more predetermined dates. Generally, the security becomes eligible for redemption by the issuer at the date of the first step-up. The net carrying value ($2.7 million) of corporate securities that are on a cash basis of accounting are excluded from the table.
(3)	Interest checking, savings and money market deposits are regarded as 100% readily accessible withdrawable accounts and certificates of deposit are scheduled according to their contractual maturity dates. This assumption contributes significantly to the liability sensitive position reported per the one-year gap analysis. However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by INB did not change as quickly and uniformly as changes in general market rates.

At September 30, 2010, our interest-bearing liabilities that were scheduled to mature or reprice within one-year exceeded our interest-earning assets that were scheduled to mature or reprice within one-year. This one-year interest rate sensitivity gap amounted to a negative $135 million, or -6.4% of total assets, at September 30, 2010. As a result of the negative one-year gap, the composition of our balance sheet at September 30, 2010 was considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

Based on our most recent analysis of the earnings simulation model noted earlier, the two-year cumulative risk to our net interest and dividend income would be a negative 6.52% (for a 100 basis point rate decrease shock) and a negative 2.54% (for a 200 basis point rate increase shock). The simulation model covers a 24 month horizon and assumes interest rate changes are gradually ramped up or down over a 12 month horizon using various assumptions based upon a parallel yield curve shift and subsequently sustained at those levels for the remainder of the simulation horizon.

Recent Accounting Standards

See note 21 to the condensed consolidated financial statements included in this report for a discussion of this topic.

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

ITEM 4. Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that as of September 30, 2010, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In light of recent developments at our company and within the banking industry in general, we have elected to update and restate in its entirety, the “Risk Factors” section previously reported in our 2009 annual report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as follows:

Risks Related to Our Business

Additional increases in our level of nonperforming assets could have an adverse effect on our financial condition and operating results.

Our results of operations for the last two years and for the first nine months of 2010 have been negatively impacted by the weak economy, high rates of unemployment, increased office and retail vacancy rates and lower commercial real estate values, all of which have resulted in a significant increase in our nonperforming assets and associated loan and real estate loss provisions and related expenses to carry these assets. We expect these unfavorable conditions to continue for some period of time.

Although we have and will continue to actively manage the resolution of our nonperforming and problem assets on an individual basis, due to the cost of and delays we have encountered in connection with the pursuit of available remedies and to respond to concerns from our regulators to reduce our criticized assets, we completed a bulk sale in the second quarter of 2010 in order to accelerate the reduction of our problem assets. On May 25, 2010, we sold in bulk certain non-performing and underperforming loans on commercial real estate and multi-family properties and some real estate owned. The assets sold aggregated to approximately $207 million and consisted of $187 million of loans and $14.4 million of real estate owned by INB and $5.6 million of loans owned by IMC. All of the assets were sold at a substantial discount to their net carrying values of $197.7 million for an aggregate purchase price of $121.5 million. As a result of this bulk sale, we recorded a $78.6 million combined provision for loan and real estate losses, which contributed approximately $44 million to the net loss of $55 million we reported in the first nine months of 2010.

Our nonperforming assets at September 30, 2010, amounted to $77.4 million, or 3.68% of our total assets, and were comprised of $38.6 million of nonaccrual loans and $38.8 million of real estate acquired through foreclosure. At September 30, 2010, we also had one loan for $0.6 million that was categorized as an accruing troubled debt restructured loan. No assurance can be given that we will not be required to sell these as well as other problem assets in the future below their then net carrying values.

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

Additionally, we have loans secured by vacant or substantially vacant properties as well as some vacant land, all of which typically do not have adequate or any income streams and depend upon other sources of cash flow from the borrower for repayment. Furthermore, many of our borrowers have more than one mortgage loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss. As of September 30, 2010, our average real estate loan size was $2.4 million. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market and economic conditions affecting the value of our loan collateral and problems affecting the credit and business of our borrowers.

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

The OCC and the other bank regulators require banks with concentrations of assets to have management, policies, procedures and systems appropriate to manage these risks, especially where the real estate loans are concentrated geographically or in particular lines of business. Commercial real estate (inclusive of multifamily properties and vacant land) comprised 99.8% of our total loan portfolio and 65% of our total assets, and represented 833% of our total stockholders’ equity at September 30, 2010. We have been and will continue to be required to hold heightened levels of capital as a result of the risks of our concentration of commercial real estate loans.

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

As of September 30, 2010, we had a net deferred tax asset of $47.8 million, which includes a gross net operating loss carryforward of approximately $67 million (or $29 million of the total tax asset) that was generated mostly from our recent bulk sale of nonperforming and underperforming assets. This deferred tax asset is available to reduce income taxes payable on our future earnings. The amount of net operating loss carry-forwards and certain other tax attributes realizable annually for income tax purposes may be reduced by an offering and/or other sales of our capital securities, including transactions in the open market by 5% or greater shareholders, if an ownership change is deemed to occur under Section 382 of the Internal Revenue Code. The determination of whether an ownership change has occurred under Section 382 is highly fact specific and can occur through one or more acquisitions of capital stock (including open market trading).

If the result of such acquisitions is that the percentage of our outstanding common stock held by shareholders or groups of shareholders owning at least 5% of our common stock at the time of such acquisition, as determined under Section 382, is more than 50 percentage points higher than the lowest percentage of our outstanding common stock owned by such shareholders or groups of shareholders within the prior three-year period. In connection with the bulk sale in May 2010, we also sold 850,000 shares of our Class A common stock representing approximately 9.9% of our issued and outstanding shares of Class A common stock after issuance. On October 20, 2010, we completed a public offering of 10,600,000 shares of Class A common stock representing approximately 54% of our total issued and outstanding shares of common stock after issuance. These transactions, combined with any future sales of shares of our Class A common stock, could increase the risk of a possible future change in control as defined under Section 382.

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

INB owns trust preferred security investments with a net carrying value of $4.9 million at September 30, 2010 that are classified as held to maturity. The estimated fair value of these securities are very depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and weak economic conditions, which has severely reduced the demand for these securities and rendered their trading market inactive. In 2009 and, through the first nine months of 2010, we have recorded other than temporary impairment (“OTTI”) charges totaling $3.1 million on these securities. The OTTI determination was based on an increase in the aggregate amount of deferred and defaulted interest payments on the underlying collateral by the issuing banks such that it is no longer probable that INB will recover its full investment in the applicable security. There can be no assurance that there will not be further write downs in the future on these trust preferred securities, which could adversely affect our operating results and financial condition.

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

Our borrowed funds (exclusive of deposits) and related interest payable was approximately $89 million at September 30, 2010. This level of indebtedness could make it difficult for us to satisfy all of our obligations to the holders of our debt and could limit our ability to obtain additional debt financing to fund our working capital requirements. The inability to incur additional indebtedness could adversely affect our business and financial condition by, among other things, limiting our flexibility in planning for, or reacting to, changes in our industry; and placing us at a competitive disadvantage with respect to our competitors who may operate on a less leveraged basis. As a result, this may make us more vulnerable to changes in economic conditions and require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, which would reduce the funds available for other purposes. In 2010, we deferred our interest payments on our $56.7 million of outstanding trust preferred securities and suspended the dividend payments on our $25 million of outstanding TARP cumulative preferred stock, which limits our options in raising capital or new funding. Furthermore, the FRB has prohibited us from incurring any new indebtedness without their permission.

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

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions such as Legacy Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense. The Dodd-Frank Wall Street Reform and Consumer Protection Act, containing comprehensive regulatory reform, has recently been enacted. While the full effects of the legislation on us cannot yet be determined, it could result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect our business.

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

If the Bank enters into the formal agreement on the currently expected terms, the Bank will not be allowed to accept brokered deposits without the prior approval of the OCC and it would also be required, in the absence of a waiver from the FDIC, based on a determination that INB operates in high cost deposit markets, to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. At September 30, 2010, the Bank had total brokered deposits of $159 million, of which $26 million (16%) mature by September 30, 2011. At September 30, 2010, all of the Bank’s deposit products were at levels at or below the FDIC national rates plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC.

We expect, moreover, that the current capital levels the Bank is required to maintain (Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%) will be included in any formal agreement that INB may enter into with the OCC.

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

We historically paid cash dividends before we suspended dividend payments on our preferred and common stock and distributions on our trust preferred securities pursuant to the requests of the FRB and the OCC on February 1, 2010 and January 10, 2010, respectively.

The FRB, as a matter of policy, has indicated that bank holding companies should not pay dividends or make distributions on trust preferred securities using funds from the U.S Treasury’s Capital Purchase Program instituted under the Troubled Asset Relief Program (“TARP Capital Purchase Program”). Dividends and distributions on trust preferred securities also are generally limited to amounts available from current earnings. We have incurred losses to date in 2010. In February 2010, the FRB, IBC’s primary regulator, informed us that we may not, without the prior approval of the FRB, pay dividends on or redeem our capital stock, pay interest on or redeem our trust preferred securities, or incur new debt and we have therefore suspended payment of dividends on our Series A Preferred Stock and the payment of interest on our trust preferred securities. Accordingly, there can be no assurance that any such dividends or interest will be paid in the future.

Even if we are allowed to resume paying dividends again by the FRB and the OCC, future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all accrued and unpaid dividends and deferred distributions on our Series A Preferred Stock and trust preferred securities. As of September 30, 2010, we had $1,115,000 of unpaid dividends owing on our preferred stock and $1,712,000 of deferred distributions owing on our trust preferred securities. Further, we need U.S. Treasury approval to increase our quarterly cash dividends above the $0.25 per common share that was last paid in June 2008 through the earliest of December 23, 2011, the date we redeem all shares of Series A Preferred Stock, or the date that the Treasury has transferred all shares of Series A Preferred Stock to third parties. All dividends are declared and paid at the discretion of our board of directors and are dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant. Current and proposed regulatory requirements for increased capital and liquidity will limit our ability to pay dividends on our preferred and common stock and make distributions on our outstanding trust preferred securities.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3. Defaults Upon Senior Securities

As previously reported in a Form 8-K filed with the SEC on February 22, 2010, and as required by its primary regulator, IBC deferred regularly scheduled interest payments on its outstanding $55 million of junior subordinated notes relating to its trust preferred securities and to suspend cash dividend payments on its Series A Preferred Stock held by the U.S. Treasury.

The deferral of the interest payments does not constitute a default under the indenture governing the trust preferred securities. During the deferral period, interest will continue to accrue on the junior subordinated notes at the stated coupon rate, including on the deferred interest. At September 30, 2010, IBC had accrued and owing a total of $1.7 million of interest payments on the junior subordinated notes.

Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date. At September 30, 2010, IBC had unpaid preferred stock dividends in arrears of $1.1 million. If IBC misses six quarterly dividend payments on the Series A Preferred Stock, whether or not consecutive, the Treasury will have the right to appoint two directors to IBC’s board of directors until all accrued but unpaid dividends have been paid. IBC had missed the February, May and August 2010 dividend payments as of September 30, 2010.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

The following exhibit is incorporated by reference to our Form 8-K filed with the SEC on August 26, 2010.

1.1	Agreement to Convert, dated August 25, 2010, by and among Intervest Bancshares Corporation, Lowell S. Dansker, Jean Dansker and Helene Bergman.

The following exhibit is incorporated by reference to our Form 8-K filing filed with the SEC on October 15, 2010.

1.1	Underwriting agreement dated October 14, 2010 between Intervest Bancshares Corporation and Sandler O’Neill & Partners, L.P.

The following exhibits are filed as part of this report.

31.0	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.1	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.0	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: October 27, 2010	By: /s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Executive Vice President
(Principal Executive Officer)

Date: October 27, 2010	By: /s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)