Form 10-Q
period 2011-03-31
INTERVEST BANCSHARES CORP
filed 2011-04-29
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

or

(    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From              to

Commission file number 000-23377

INTERVEST BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3699013
(State or other jurisdiction of incorporation or organization) or organization)	(IRS Employer Identification No.)

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

YES   XX   NO      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*

YES         NO __. * The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer
Non-Accelerated Filer XX	(Do not check if a smaller reporting company)	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES         NO XX.

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 29, 2011, there were 21,126,489 shares of Class A common stock, $1.00 par value per share, outstanding.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

FORM 10-Q

March 31, 2011

Private Securities Litigation Reform Act Safe Harbor Statement

We are making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Words such as “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “assume,” “indicate,” “continue,” “target,” “goal,” and similar words or expressions of the future are intended to identify forward-looking statements. Except for historical information, the matters discussed herein are subject to certain risks and uncertainties that may affect our actual results of operations. The following important factors, among others, could cause actual results to differ materially from those set forth in forward looking statements: changes in general economic conditions and real estate values in our market areas; changes in regulatory policies and enforcement actions; fluctuations in interest rates; demand for loans and deposits; changes in tax laws or the availability of net operating losses, the effects of additional capital, the availability of regulatory waivers; and competition. Reference is made to our filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding our business. Historical results are not necessarily indicative of our future prospects. Our risk factors are disclosed in Item 1A of our Annual Report on Form 10-K and updated as needed in Item 1A of Part II of this report on Form 10-Q.

PART 1. FINANCIAL INFORMATION - ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At March 31, 2011	At December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$9,778	$5,190
Federal funds sold and other short-term investments	19,301	18,721
Total cash and cash equivalents	29,079	23,911
Securities held to maturity, net (estimated fair value of $580,409 and $606,658, respectively)	589,940	614,335
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	10,105	9,655
Loans receivable (net of allowance for loan losses of $32,400 and $34,840, respectively)	1,268,146	1,302,486
Accrued interest receivable	8,246	8,925
Loan fees receivable	5,225	5,470
Premises and equipment, net	4,268	4,612
Foreclosed real estate (net of valuation allowance of $2,688)	27,064	27,064
Deferred income tax asset	45,339	47,079
Other assets	26,713	27,331
Total assets	$2,014,125	$2,070,868
LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$4,528	$4,149
Interest-bearing deposit accounts:
Checking (NOW) accounts	10,048	10,126
Savings accounts	9,380	10,123
Money market accounts	423,956	436,740
Certificate of deposit accounts	1,258,718	1,304,945
Total deposit accounts	1,706,630	1,766,083
Borrowed funds:
Federal Home Loan Bank advances	22,500	25,500
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	2,870	2,326
Mortgage note payable	-	148
Total borrowed funds	82,072	84,676
Accrued interest payable on deposits	3,137	4,593
Mortgage escrow funds payable	28,510	20,709
Other liabilities	5,585	8,847
Total liabilities	1,825,934	1,884,908
STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 issued and outstanding)	25	25
Additional paid-in-capital, preferred	24,975	24,975
Preferred stock discount	(1,052)	(1,148)
Class A common stock ($1.00 par value; 62,000,000 shares authorized; 21,126,489 issued and outstanding)	21,126	21,126
Additional paid-in-capital, common	84,720	84,705
Unearned compensation on restricted common stock awards	(686)	(749)
Retained earnings	59,083	57,026
Total stockholders’ equity	188,191	185,960
Total liabilities and stockholders’ equity	$2,014,125	$2,070,868

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended March 31,
($ in thousands, except per share data)	2011	2010
INTEREST AND DIVIDEND INCOME
Loans receivable	$20,970	$26,019
Securities	2,618	3,607
Other interest-earning assets	6	5
Total interest and dividend income	23,594	29,631
INTEREST EXPENSE
Deposits	12,450	16,148
Subordinated debentures - capital securities	542	514
FHLB advances and all other borrowed funds	251	479
Total interest expense	13,243	17,141
Net interest and dividend income	10,351	12,490
Provision for loan losses	2,045	9,639
Net interest and dividend income after provision for loan losses	8,306	2,851
NONINTEREST INCOME
Income from the early repayment of mortgage loans	9	498
Income from mortgage lending activities	256	268
Customer service fees	118	107
Gain from the sales of securities available for sale	-	693
Loss from early call of investment securities	-	(524)
Impairment writedowns on investment securities	(105)	(530)
All other	45	-
Total noninterest income	323	512
NONINTEREST EXPENSES
Salaries and employee benefits	1,780	1,618
Occupancy and equipment, net	415	470
Data processing	93	295
Professional fees and services	498	626
Stationery, printing, supplies, postage and delivery	69	82
FDIC insurance	1,122	1,166
General insurance	140	134
Director and committee fees	106	94
Advertising and promotion	7	23
Real estate activities expense	325	976
Provision for real estate losses	-	2,001
All other	180	181
Total noninterest expenses	4,735	7,666
Earnings (loss) before income taxes	3,894	(4,303)
Provision (benefit) for income taxes	1,741	(1,825)

Net earnings (loss)	2,153	(2,478)
Preferred stock dividend requirements and discount amortization	(427)	(409)
Net earnings (loss) available to common stockholders	$1,726	$(2,887)
Basic earnings (loss) per common share	$0.08	$(0.35)
Diluted earnings (loss) per common share	$0.08	$(0.35)
Cash dividends per common share	$-	$-

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Quarter Ended March 31,
	2011		2010
($ in thousands)	Shares	Amount	Shares	Amount

PREFERRED STOCK
Balance at beginning and end of period	25,000	$25	25,000	$25

ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning and end of period		24,975		24,975

PREFERRED STOCK DISCOUNT
Balance at beginning of period		(1,148)		(1,534)
Amortization of preferred stock discount		96		97
Balance at end of period		(1,052)		(1,437)

CLASS A COMMON STOCK
Balance at beginning and end of period	21,126,489	21,126	8,095,151	8,095

CLASS B COMMON STOCK
Balance at beginning and end of period	-	-	580,000	580

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		84,705		81,353
Compensation expense related to grants of stock options		15		10
Balance at end of period		84,720		81,363

RETAINED EARNINGS
Balance at beginning of period		57,026		110,560
Net earnings (loss)		2,153		(2,478)
Preferred stock dividends accrued		-		(312)
Preferred stock discount amortization		(96)		(97)
Balance at end of period		59,083		107,673

TREASURY COMMON STOCK
Balance at beginning and end of period	-	-	(404,339)	(10,000)

UNEARNED COMPENSATION - RESTRICTED STOCK
Balance at beginning of period		(749)		-
Amortization of unearned compensation on restricted stock grants to compensation expense		63		-
Balance at end of period		(686)		-
Total stockholders’ equity at end of period	21,151,489	$188,191	8,295,812	$211,274

Preferred stockholder’s equity	25,000	$23,948	25,000	$23,563
Common stockholders’ equity	21,126,489	164,243	8,270,812	187,711
Total stockholders’ equity at end of period	21,151,489	$188,191	8,295,812	$211,274

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended March 31,
($ in thousands)	2011	2010

OPERATING ACTIVITIES
Net earnings (loss) before preferred dividend requirements	$2,153	$(2,478)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	84	98
Provisions for loan and real estate losses	2,045	11,640
Deferred income tax expense	1,740	628
Compensation expense related to grants of common stock and options	78	10
Amortization of deferred debenture offering costs	9	9
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(228)	98
Net gain from sales of securities available for sale	-	(693)
Net gain from sale of premises and equipment	(44)	-
Impairment writedowns on investment securities	105	530
Net increase in accrued interest payable on debentures	550	520
Net decrease in official checks outstanding	(3,568)	(1,052)
Net change in all other assets and liabilities	579	(3,687)
Net cash provided by operating activities	3,503	5,623

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	77,030	215,678
Purchases of securities held to maturity	(53,381)	(97,430)
Proceeds from sales of securities available for sale	-	24,772
(Purchases) redemptions of FRB and FHLB stock, net	(450)	719
Repayments of loans receivable, net	32,962	10,765
Proceeds from sales of premises and equipment	379	-
Purchases of premises and equipment, net	(75)	(14)
Net cash provided by investing activities	56,465	154,490

FINANCING ACTIVITIES
Net decrease in deposits	(59,453)	(103,212)
Net increase in mortgage escrow funds payable	7,801	7,597
Net repayments of FHLB advances - original terms of 3 months or less	-	(11,000)
Net repayments of FHLB advances - original terms of more than 3 months	(3,000)	(5,000)
Principal repayments of mortgage note payable	(148)	(5)
Net cash used in financing activities	(54,800)	(111,620)
Net increase in cash and cash equivalents	5,168	48,493
Cash and cash equivalents at beginning of period	23,911	7,977
Cash and cash equivalents at end of period	$29,079	$56,470

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$14,146	$18,718
Cash paid during the period for income taxes	141	719
Loans transferred to foreclosed real estate	-	27,993
Preferred stock dividend requirements and amortization of related discount	427	409
Securities held to maturity transferred to securities available for sale	-	24,079

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Principles of Consolidation, Basis of Presentation and Use of Estimates

The condensed consolidated financial statements in this report on Form 10-Q have not been audited except for information derived from our audited 2010 consolidated financial statements and notes thereto and should be read in conjunction with our 2010 Annual Report on Form 10-K. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Our accounting and reporting policies conform to GAAP and general practices within the banking industry and are consistent with those described in note 1 to the financial statements included in our 2010 Annual Report on Form 10-K, as updated by the information contained in this Form 10-Q.

In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change currently relate to the determination of our allowance for loan losses, valuation allowance for real estate losses, other than temporary impairment assessments of our security investments and the need for and amount of a valuation allowance for our deferred tax asset. These estimates involve a higher degree of complexity and subjectivity and may require assumptions about highly uncertain matters. Current market conditions increase the risk and complexity of the judgments in these estimates. In our opinion, all material adjustments necessary for a fair presentation of our financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Our results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period.

Note 2 - Description of Business

Intervest Bancshares Corporation (IBC) is a bank holding company incorporated in 1993 under the laws of the State of Delaware. IBC’s Class A common stock trades on the Nasdaq Global Select Market: symbol IBCA. IBC is the parent company of Intervest National Bank (INB) and IBC owns 100% of its capital stock. IBC also owned 100% of Intervest Mortgage Corporation (IMC) whose business had focused on commercial and multifamily real estate lending funded by the issuance of its subordinated debentures in public offerings. IMC was merged into IBC effective January 1, 2011 and IMC’s remaining net assets of $9.5 million were transferred to IBC. IBC does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending, including the participation in loans originated by INB. From time to time, IBC issues debt and equity securities to raise funds as needed for working capital purposes. References to “we,” “us” and “our” in these notes refer to IBC and INB on a consolidated basis, unless otherwise specified.

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

Our lending activities emphasize the origination, for our portfolio, of first mortgage loans secured by commercial and multifamily real estate. As a matter of policy, we do not own or originate construction/development loans or condominium conversion loans. We tend to lend in geographical areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York and Florida. We solicit deposit accounts from individuals, small businesses and professional firms located throughout our primary market areas in New York and Florida through the offering of a variety of deposit products.

Note 3 - Securities

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity
At March 31, 2011
U.S. government agencies (1)	338	$585,465	$923	$6,494	$579,894	1.64%	4.5 Years
Corporate (2)	8	4,475	-	3,960	515	2.03%	22.3 Years
	346	$589,940	$923	$10,454	$580,409	1.64%	4.8 Years
At December 31, 2010
U.S. government agencies (1)	345	$609,755	$1,661	$5,468	$605,948	1.63%	4.8 Years
Corporate (2)	8	4,580	-	3,870	710	2.02%	22.6 Years
	353	$614,335	$1,661	$9,338	$606,658	1.63%	5.0 Years

(1)	Consist of debt obligations of U.S. government sponsored agencies - FHLB, FNMA, FHLMC and FFCB.
(2)

Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry. Amortized cost at March 31, 2011 and December 31, 2010 is reported net of other than temporary impairment charges of $3.6 million and $3.5 million, respectively.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

		Less Than Twelve Months		Twelve Months or Longer		Total
($ in thousands)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At March 31, 2011
U.S. government agencies	218	$363,425	$6,494	$-	$-	$363,425	$6,494
Corporate	8	-	-	515	3,960	515	3,960
	226	$363,425	$6,494	$515	$3,960	$363,940	$10,454
At December 31, 2010
U.S. government agencies	186	$316,238	$5,468	$-	$-	$316,238	$5,468
Corporate	8	-	-	710	3,870	710	3,870
	194	$316,238	$5,468	$710	$3,870	$316,948	$9,338

We believe that the cause of the unrealized gains and losses on the U.S. government agencies securities portfolio is directly related to changes in market interest rates, which has been consistent with our experience.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities, Continued

In general, as interest rates rise, the estimated fair value of fixed-rate securities will decrease; as interest rates fall, their value will increase. All of the securities in the agency portfolio have either fixed interest rates or have predetermined scheduled interest rate increases and have call features that allow the issuer to call the security at par before its stated maturity without penalty. INB, which holds the portfolio, has the ability and intent to hold all of the investments for a period of time sufficient for the estimated fair value of the securities with unrealized losses to recover, which may be at the time of maturity. Historically, INB has always recovered the cost of its investments in U.S. government agency securities upon maturity. We view all the gross unrealized losses related to the agency portfolio to be temporary for the reasons noted above. The estimated fair values disclosed in the table above for U.S. government agency securities are obtained from third-party brokers who provide quoted prices derived from active markets for identical or similar securities.

INB also owns trust preferred securities that are also classified as held to maturity. The estimated fair values of these securities are depressed due to the weakened economy, the financial condition of a large number of the issuing banks and from restrictions that have been or can be placed on the payment of interest by regulatory agencies, all of which have severely reduced the demand for these securities and rendered their trading market inactive. We concluded that an adverse change in the estimated future cash flows has occurred to such a level that all of these securities have been other than temporarily impaired to varying degrees. The OTTI determinations are based on the amount of deferred and defaulted interest payments on the underlying collateral by the issuing banks such that it is no longer probable that INB will recover its full investment in the applicable security over time as indicated by an expected cash flow analysis prepared by a third party broker utilizing guidance prescribed under GAAP. There can be no assurance that there will not be further write downs on these trust preferred securities as conditions change.

The following table provides various information regarding trust preferred securities.

($ in thousands) Cusip # (1)	Credit Rating	Cost Basis	Write Downs (2)	Adj. Cost Basis	Estimated Fair Value (3)	Unrealized Loss	% of Collateral Defaulted	% of Collateral Deferred	# of Banks in Pool	OTTI (4)	Discount Margin (4)
At March 31, 2011
74041PAEO	C	$1,000	$(651)	$349	$22	$(327)	34.53%	10.29%	39	Yes	1.90%
74040XAD6	C+	1,016	(263)	753	141	(612)	14.39%	15.94%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	141	(612)	14.39%	15.94%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	141	(612)	14.39%	15.94%	54	Yes	1.80%
74040YAF9	C	981	(629)	352	13	(339)	16.32%	29.17%	58	Yes	1.70%
74040YAE2	C	1,000	(648)	352	13	(339)	16.32%	29.17%	58	Yes	1.70%
74041UAE9	C+	1,022	(441)	581	22	(559)	7.56%	27.42%	64	Yes	1.57%
74041UAE9	C+	1,023	(441)	582	22	(560)	7.56%	27.42%	64	Yes	1.57%
		$8,030	$(3,555)	$4,475	$515	$(3,960)
At December 31, 2010
74041PAEO	C	$1,000	$(642)	$358	$33	$(325)	34.53%	9.34%	39	Yes	1.90%
74040XAD6	C+	1,016	(262)	754	154	(600)	14.39%	15.94%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	152	(601)	14.39%	15.94%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	152	(601)	14.39%	15.94%	54	Yes	1.80%
74040YAF9	C	981	(629)	352	12	(340)	15.69%	29.80%	58	Yes	1.70%
74040YAE2	C	1,000	(648)	352	12	(340)	15.69%	29.80%	58	Yes	1.70%
74041UAE9	C+	1,022	(393)	629	98	(531)	7.56%	26.17%	64	Yes	1.57%
74041UAE9	C+	1,023	(394)	629	97	(532)	7.56%	26.17%	64	Yes	1.57%
		$8,030	$(3,450)	$4,580	$710	$(3,870)

(1) At March 31, 2011 all of these securities were on cash basis accounting because INB is currently not receiving contractual interest payments on these securities. The cash flows for the interest payments on these securities are being redirected to a more senior class of bondholders to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the security’s underlying performing collateral to a level where a predetermined coverage test fails and requires cash flows from interest payments to be redirected to a senior class of security holders. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of the cash flow and cash interest payments would resume on INB’s bonds, although no such assurance can be given as to the amount and timing of the resumption, if any. In April 2011, INB received payments of interest on several securities – cusip # 74040XAD6 and 74040XAE4.

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

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity at March 31, 2011 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$-	$-	-%
Due after one year through five years	395,246	393,507	1.49
Due after five years through ten years	183,664	180,081	1.93
Due after ten years	11,030	6,821	2.24
	$589,940	$580,409	1.64%

In March 2010, securities held to maturity with a carrying value of $24.1 million (estimated fair value of $24.8 million) were transferred to available-for-sale and promptly sold. A gross gain of $0.7 million was realized. The securities sold consisted of non-callable, fixed-rate U.S. government agency securities that were scheduled to mature at various times from 2011 through 2013. This transaction was undertaken to enhance INB’s capital level in response to its higher regulatory capital requirements. At March 31, 2001 and December 31, 2010, there were no securities classified as available for sale. There were no sales of securities in the first quarter of 2011.

Note 4 - Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At March 31, 2011		At December 31, 2010
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	362	$922,992	372	$948,275
Residential multifamily loans	187	368,395	193	380,180
Land development and other land loans	10	12,255	10	12,550
Residential 1-4 family loans	2	410	2	416
Commercial business loans	20	1,379	20	1,454
Consumer loans	7	104	8	107
Loans receivable, gross	588	1,305,535	605	1,342,982
Deferred loan fees		(4,989)		(5,656)

Loans receivable, net of deferred fees		1,300,546		1,337,326
Allowance for loan losses		(32,400)		(34,840)
Loans receivable, net		$1,268,146		$1,302,486

At March 31, 2011 and December 31, 2010, there were $45.2 million and $52.9 million of loans, respectively, on nonaccrual status and $5.6 million and $3.6 million, respectively, of accruing troubled debt restructured loans (TDRs), and all were considered impaired loans. All of our loans are evaluated for impairment on a loan-by-loan basis.

At March 31, 2011 and December 31, 2010, a specific valuation allowance (included in the overall allowance for loan losses) totaling $3.8 million and $7.2 million, respectively, was maintained on impaired loans.

At March 31, 2011 and December 31, 2010, there were three loans totaling $3.9 million and three loans totaling $7.5 million, respectively, that were ninety days past due and still accruing interest.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Loans Receivable, Continued

The unpaid principal balance (which approximates our recorded investment) of impaired loans and corresponding impairment valuation allowance summarized by collateral type and location follows:

($ in thousands) At March 31, 2011	New York	Florida	New Jersey	Ohio	Total	Valuation Allowance	# of Loans
Commercial real estate:
Retail	$3,017	$9,504	$500	$2,640	$15,661	$810	5
Office Building	1,265	17,485	-	-	18,750	1,064	3
Warehouse	2,614	-	-	-	2,614	112	2
Mixed Use	9,024	-	-	-	9,024	1,280	3
Residential mulitifamily	1,126	2,000	-	1,647	4,773	581	3
Totals	$17,046	$28,989	$500	$4,287	$50,822	$3,847	16
At December 31, 2010
Commercial real estate:
Retail	$3,017	$10,834	$500	$4,712	$19,063	$3,741	5
Office Building	5,973	17,485	-	-	23,458	2,542	4
Warehouse	2,614	-	-	-	2,614	112	2
Mixed Use	3,929	-	-	-	3,929	515	2
Residential multifamily	2,981	2,863	-	1,647	7,491	295	4
Totals	$18,514	$31,182	$500	$6,359	$56,555	$7,205	17

Selected information related to impaired loans is summarized as follows:

	Quarter Ended March 31,
($ in thousands)	2011	2010
Interest income that was not recorded on nonaccrual loans under contractual terms	$626	$1,257
Average principal balance of nonaccrual loans	52,958	105,597
Average principal balance of accruing TDR loans	4,131	105,210

Age analysis of our loan portfolio is summarized as follows:

($ in thousands)	Current 0-30 Days	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Nonaccrual
At March 31, 2011
Accruing Loans:
Commercial real estate	$866,880	$10,379	$-	$3,314	$13,693	$-
Residential multifamily	353,651	11,406	-	565	11,971	-
Land	12,255	-	-	-	-	-
All other	1,893	-	-	-	-
Total accruing loans	1,234,679	21,785	-	3,879	25,664	-
Nonaccrual Loans:
Commercial real estate (1)	24,434	-	-	17,985	17,985	42,419
Residential multifamily	-	1,125	-	1,648	2,773	2,773
Total nonaccrual loans	24,434	1,125	-	19,633	20,758	45,192
Total loans	$1,259,113	$22,910	$-	$23,512	$46,422	$45,192
At December 31, 2010
Accruing Loans:
Commercial real estate	$892,332	$2,731	$680	$7,100	$10,511	$-
Residential multifamily	364,649	4,331	3,328	381	8,040	-
Land	12,256	294	-	-	294	-
All other	1,977	-	-	-	-
Total accruing loans	1,271,214	7,356	4,008	7,481	18,845	-
Nonaccrual Loans:
Commercial real estate (1)	22,743	14,834	-	7,855	22,689	45,432
Residential multifamily	-	1,131	-	6,360	7,491	7,491
Total nonaccrual loans	22,743	15,965	-	14,215	30,180	52,923
Total loans	$1,293,957	$23,321	$4,008	$21,696	$49,025	$52,923

(1) Included $18.1 million and $21.5 million at March 31, 2011 and December 31, 2010, respectively, of TDRs for which payments are being made in accordance with restructured terms, but the loans are maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion of this category is comprised of certain loans that are on nonaccrual status and interest from loan payments are being recognized on a cash basis.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Loans Receivable, Continued

Information regarding the credit quality of the loan portfolio based on internally assigned grades follows:

($ in thousands)	Pass	Special Mention	Substandard (1)	Total
At March 31, 2011
Commercial real estate	$840,790	$16,751	$ 65,451	$922,992
Residential multifamily	339,474	11,172	17,749	368,395
Land	9,283	-	2,972	12,255
All other	1,893	-	-	1,893
Total loans	$1,191,440	$27,923	$ 86,172	$1,305,535
Allocation of allowance for loan losses	$23,304	$646	$ 8,450	$32,400
At December 31, 2010
Commercial real estate	$858,632	$23,295	$ 66,348	$948,275
Residential multifamily	346,589	14,127	19,464	380,180
Land	9,417	2,837	296	12,550
All other	1,977	-	-	1,977
Total loans	$1,216,615	$40,259	$ 86,108	$1,342,982
Allocation of allowance for loan losses	$23,236	$1,174	$ 10,430	$34,840

(1) Substandard loans consist of $45.2 million of nonaccrual loans, $5.6 million of accruing TDRs and $35.3 million of other performing loans at March 31, 2011 and $52.9 million of nonaccrual loans, $3.6 million of accruing TDRs and $29.6 million of other performing loans at December 31, 2010. For a discussion regarding the internal credit grade criteria, see note 3 to the financial statements in our 2010 Annual Report on Form 10-K.

The geographic distribution of the loan portfolio by state follows:

	At March 31, 2011		At December 31, 2010
($ in thousands)	Amount	% of Total	Amount	% of Total
New York	$892,139	68.3%	$ 916,485	68.2%
Florida	300,357	23.0	310,560	23.1
New Jersey	32,269	2.5	32,482	2.4
Pennsylvania	23,067	1.8	23,360	1.7
Connecticut	11,755	0.9	11,816	0.9
Georgia	9,162	0.7	9,254	0.7
Virginia	8,332	0.6	8,377	0.6
North Carolina	7,827	0.6	7,859	0.6
Kentucky	7,787	0.6	7,826	0.6
Ohio	5,138	0.4	7,215	0.6
All other states	7,702	0.6	7,748	0.6
	$1,305,535	100.0%	$1,342,982	100.0%

Note 5 - Allowance for Loan Losses

Activity in the allowance for loan losses by loan type follows:

($ in thousands)	Commercial Real Estate	Residential Multifamily	Land	All Other	Total
Quarter Ended March 31, 2011
Balance at beginning of period	$21,919	$11,356	$1,553	$12	$34,840
Loan chargeoffs	(4,164)	(349)	-	-	(4,513)
Loan recoveries	-	28	-	-	28
Provision (credit) for loan losses	1,934	169	(57)	(1)	2,045
Balance at end of period (1)	$19,689	$11,204	$1,496	$11	$32,400
Quarter Ended March 31, 2010
Balance at beginning of period	$19,275	$11,696	$1,650	$19	$32,640
Loan chargeoffs	(3,047)	(9,531)	(1,401)	-	(13,979)
Loan recoveries	-	-	-	-	-
Provision (credit) for loan losses	3,404	5,698	538	(1)	9,639
Balance at end of period (1)	$19,632	$7,863	$787	$18	$28,300

(1) Impairment for all of our impaired loans is calculated on a loan-by-loan basis using either the estimated fair value of the loan’s collateral less estimated selling costs (for collateral dependent loans) or the present value of the loan’s cash flows (for non-collateral dependent loans). Any calculated impairment is recognized as a valuation allowance within the overall allowance for loan losses and a charge through the provision for loan losses. We may charge off any portion of the impaired loan with a corresponding decrease to the valuation allowance when such impairment is deemed uncollectible.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 - Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At March 31, 2011		At December 31, 2010
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	2	$7,932	2	$7,932
Residential multifamily	3	14,573	3	14,573
Land	2	4,559	2	4,559
	7	$27,064	7	$27,064

(1) Reported net of valuation allowance.

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended March 31,
($ in thousands)	2011	2010
Valuation allowance at beginning of period	$2,688	$2,793
Provision for real estate losses charged to expense	-	2,001
Real estate chargeoffs	-	-
Valuation allowance at end of period	$2,688	$4,794

Note 7 - Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At March 31, 2011		At December 31, 2010
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$436,384	3.02%	$431,881	3.09%
Over one to two years	339,089	3.47	349,174	3.63
Over two to three years	270,936	4.23	298,287	4.26
Over three to four years	125,759	3.64	113,587	3.78
Over four years	86,550	4.32	112,016	4.13
	$1,258,718	3.55%	$1,304,945	3.65%

CDs of $100,000 or more totaled $614 million at March 31, 2011 and $639 million at December 31, 2010 and included brokered CDs of $138 million and $159 million, respectively. At March 31, 2011, CDs of $100,000 or more by remaining maturity were as follows: $185 million due within one year; $164 million due over one to two years; $150 million due over two to three years; $63 million due over three to four years; and $52 million thereafter.

Note 8 - FHLB Advances and Lines of Credit

At March 31, 2011, INB had access to $38 million of unsecured credit lines that were cancelable at any time. As a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can borrow from these institutions on a secured basis. At March 31, 2011, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $621 million from the FHLB and FRB if needed.

The following is a summary of certain information regarding FHLB advances in the aggregate:

	At or for the Quarter Ended March 31,
($ in thousands)	2011	2010
Balance at period end	$22,500	$45,500
Maximum amount outstanding at any month end	$25,500	$55,500
Average outstanding balance for the period	$24,800	$52,161
Weighted-average interest rate paid for the period	4.09%	3.70%
Weighted-average interest rate at period end	4.07%	3.89%

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - FHLB Advances and Lines of Credit, Continued

Scheduled contractual maturities of outstanding FHLB advances as of March 31, 2011 were as follows:

($ in thousands)	Amount	Wtd. Avg. Rate
Maturing in the period April 1 through December 31, 2011	$5,000	3.98%
Maturing in 2012	10,500	4.02%
Maturing in 2013	7,000	4.22%
	$22,500	4.07%

Note 9 - Subordinated Debentures - Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding at March 31, 2011 are summarized as follows:

($ in thousands)	Principal	Accrued Interest Payable	Interest Rate
Capital Securities II - debentures due September 17, 2033	$15,464	$ 673	3.26%
Capital Securities III - debentures due March 17, 2034	15,464	640	3.10%
Capital Securities IV - debentures due September 20, 2034	15,464	554	2.71%
Capital Securities V - debentures due December 15, 2036	10,310	945	6.83%
	$56,702	$2,812

The securities are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. Each Trust was formed with a capital contribution from IBC and for the sole purpose of issuing and administering the Capital Securities.

The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire IBC’s Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of IBC’s capital contributions of $1.7 million, total $55 million and qualify as regulatory Tier 1 capital up to certain limits. IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II to IV were capitalized and are being amortized over the life of the securities using the straight-line method. The unamortized balance totaled $844,000 at March 31, 2011. There were no issuance costs associated with Capital Securities V.

As of March 31, 2011, interest payments on the Junior Subordinated Debentures (and the corresponding distributions on the Capital Securities) are payable in arrears as follows:

•	Capital Securities II - quarterly at the rate of 2.95% over 3 month libor;

•	Capital Securities III - quarterly at the rate of 2.79% over 3 month libor;

•	Capital Securities IV- quarterly at the rate of 2.40% over 3 month libor; and

•	Capital Securities V - quarterly at the fixed rate of 6.83% per annum until September 15, 2011 and thereafter at the rate of 1.65% over 3 month libor.

Interest payments may be deferred at any time and from time to time during the term of the Junior Subordinated Debentures at IBC’s election for up to 20 consecutive quarterly periods, or 5 years. There is no limitation on the number of extension periods IBC may elect, provided, however, no deferral period may extend beyond the maturity date of the Junior Subordinated Debentures. During an interest deferral period, interest will continue to accrue on the Junior Subordinated Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, IBC will be obligated to pay all interest then accrued and unpaid. In February 2010, IBC exercised its right to defer interest payments. This deferral does not constitute a default under the indentures governing the securities. At March 31, 2011, IBC had accrued a total of $2.8 million of interest payments on the Junior Subordinated Debentures.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 - Subordinated Debentures - Capital Securities, Continued

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

Note 10 - Stockholders’ Equity and Dividends in Arrears

IBC is authorized to issue up to 63,000,000 shares of its capital stock, consisting of 62,000,000 shares of Class A common stock, 700,000 shares of Class B common stock and 300,000 shares of preferred stock. IBC’s board of directors determines the powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued. A total of 25,000 shares of preferred stock are designated as Series A and are owned by the U.S. Treasury as described in note 11 to financial statements included in our 2010 Annual Report on Form 10-K. As a condition of its public common stock offering in 2010, IBC agreed to no longer issue or authorize the issuance of any Class B common stock and IBC is asking its stockholders (at its 2011 annual meeting of stockholders to be held in May 2011) to vote on and approve a proposal to amend and restate IBC’s Certificate of Incorporation to eliminate any and all references to Class B common stock and to rename its Class A common stock “common stock.”

In February 2010, IBC ceased declaration and payment of dividends on the preferred stock held by the Treasury as required by its regulator. IBC has missed five dividend payments as of the date of filing of this report.

At March 31, 2011, the amount of Preferred Share Dividends undeclared, unpaid and in arrears totaled $1.7 million. The preferred stock carries a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% beginning in December 2013. Dividends compound if they accrue and are not paid and they also reduce earnings or increase losses available to common stockholders. A failure to pay a total of six preferred share dividend payments, whether or not consecutive, gives the holders of the shares the right to elect two directors to IBC’s board of directors. That right would continue until IBC pays all dividends in arrears.

In April 2011, IBC agreed with the Treasury to have one or more employees of the Office of Financial Stability (“OFS”) attend and observe IBC’s and INB’s full Board of Director meetings as well as certain meetings of committees of each Board, as appropriate. The observers will participate primarily by listening to discussions and presentations in such meetings, limiting their participation to clarifying questions on materials distributed, presentations made or actions proposed or taken at such meetings.

Note 11 - Common Stock Options and Warrant

IBC has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options, restricted stock and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. The maximum number of shares of Class A common stock that may be awarded under the Plan is 750,000. As of March 31, 2011, 77,160 shares of Class A common stock were available for award under the Plan. There were no grants during the reporting periods in this report. There was no activity in outstanding awards for the three-months ended March 31, 2011. For a summary of outstanding options and warrant held by the Treasury, see note 14 to the financial statements in our 2010 Annual Report on Form 10-K.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award and totaled $78,000 and $10,000 for the quarter ended March 31, 2011 and 2010, respectively. Stock-based compensation expense is recorded as an expense and a corresponding increase to stockholders’ equity. At March 31, 2011, pre-tax compensation cost related to all nonvested awards of options and restricted stock not yet recognized totaled $811,000 and will be recognized over a weighted-average period of approximately 2.66 years.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12 - Deferred Tax Asset

At March 31, 2011 and December 31, 2010, we had a deferred tax asset totaling $45.3 million and $47.1 million, respectively. The tax asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future income tax deductions as well as an unused net operating loss carryforward (NOL) of $54.2 million for Federal purposes and $86.2 million for state and local purposes as of March 31, 2011. The NOLs are available to be applied against our future taxable income. The NOLs expire in 2030.

We have determined that a valuation allowance for the deferred tax assets was not required at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized. This conclusion is based on our prior earnings history (exclusive of the NOL generated in the second quarter of 2010) coupled with evidence (such as our profitable fourth quarter of 2010 and first quarter of 2011, and future projections of taxable income) indicating that we will be able to generate an adequate amount of future taxable income over a reasonable period of time to fully utilize the deferred tax asset.

Our ability to realize our deferred tax asset could be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the realization of our deferred tax asset. In addition, the amount of our net operating loss carryforwards and certain other tax attributes realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code as a result of future offerings of our capital securities, which could trigger a “change in control” as defined in Section 382. IBC currently has no plan to issue additional capital securities.

Note 13 - Earnings (Loss) Per Common Share

Net earnings (loss) applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings (loss) per common share computations are summarized in the table that follows:

	Quarter Ended March 31,
	2011	2010
Net earnings (loss) applicable to common stockholders	$1,726,000	$(2,887,000)
Weighted-Average number of common shares outstanding (1)	21,126,489	8,270,812
Basic Earnings (Loss) Per Common Share	$0.08	$(0.35)
Diluted Earnings (Loss) Per Common Share	$0.08	$(0.35)

(1) All outstanding options and warrant to purchase common stock during each of the periods above were not dilutive for purposes of the diluted earnings per share computations.

Note 14 - Off-Balance Sheet Financial Instruments

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These instruments can be in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Our maximum exposure to credit risk is represented by the contractual amount of those instruments.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 - Off-Balance Sheet Financial Instruments, Continued

The contractual amounts of off-balance sheet financial instruments is summarized as follows:

	At March 31,	At December 31,
($ in thousands)	2011	2010
Unfunded loan commitments	$32,808	$6,305
Available lines of credit	836	816
	$33,644	$7,121

Note 15 - Regulatory Capital and Regulatory Matters

In December 2010, INB entered into a formal written agreement (the “Formal Agreement”) with its primary regulator, The Office of The Comptroller of the Currency of the United States of America (“OCC”). The Formal Agreement superseded and replaced a Memorandum of Understanding (“MOU”) entered into on April 7, 2009 between INB and the OCC. The Formal Agreement requires INB to take certain actions, including the development of strategic and capital plans covering at least three years, completing a management assessment, and developing programs related to: loan portfolio management; criticized assets; credit concentrations; loan review; accounting for other real estate owned; maintaining an adequate allowance for loan losses; liquidity risk management; and interest rate risk. INB is required to and is submitting periodic progress reports to the OCC regarding various aspects of the foregoing actions. INB’s Board of Directors appointed a compliance committee to monitor and coordinate INB’s performance under the Formal Agreement.

We are aggressively working to address the requirements of the Formal Agreement. All of the steps and actions we have and will continue to take are subject to the on-going review, satisfaction and acceptance of the OCC. Timing with respect to full compliance with the Formal Agreement cannot be predicted and many of the steps and actions we have taken will need to be in place and operating effectively for a period of time as determined by the OCC in order to achieve full compliance with the Formal Agreement.

The Formal Agreement also limits INB’s ability to pay dividends to IBC and requires INB to maintain Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 capital at least equal to 10% of risk-weighted assets; and total risk-based capital at least equal to 12% of risk-weighted assets. These are the same levels that INB agreed with the OCC to maintain beginning April 7, 2009. Furthermore, INB is not allowed to accept brokered deposits without the prior approval of the OCC and it is also required, in the absence of a waiver from the FDIC, based on a determination that INB operates in high cost deposit markets, to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. At March 31, 2011, all of INB’s deposit products were at levels at or below the FDIC national rates plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC.

In January 2011, as a result of INB’s Formal Agreement with the OCC, IBC also entered into a written agreement (the “Federal Reserve Agreement”) with its primary regulator, the FRB, which requires IBC’s Board of Directors to take the steps necessary to utilize IBC’s financial and managerial resources to serve as a source of strength to INB, including causing INB to comply with its Formal Agreement. In addition, IBC cannot declare or pay dividends without the prior approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors (the “Banking Director”). IBC also cannot take any payments representing a reduction in capital from INB without prior approval of the FRB and IBC cannot not make any distributions of interest, principal or other sums on its subordinated debentures or trust preferred securities without prior approval from the FRB and the Banking Director. Furthermore, IBC may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior approval of the FRB. IBC was required to and submitted within 90 days of the date of the Federal Reserve Agreement a plan to continue to maintain sufficient capital. Finally, IBC must notify the FRB when appointing any new director or senior executive officer or changing responsibilities of any senior executive officer, and IBC is also restricted in making certain severance and indemnification payments. We are committed to and are taking all necessary actions to promptly address the requirements of the Federal Reserve Agreement.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15 - Regulatory Capital and Regulatory Matters, Continued

At March 31, 2011 and December 31, 2010, we believe that IBC and INB met all capital adequacy requirements to which they are subject. As of the date of filing of this report, we are not aware of any conditions or events that would have changed the status of such compliance with regulatory capital requirements from March 31, 2011.

Information regarding our regulatory capital and related ratios is summarized as follows:

	INB		IBC Consolidated
	At March 31,	At December 31,	At March 31,	At December 31,
($ in thousands)	2011	2010	2011	2010
Tier 1 Capital (1)	$201,129	$197,660	$210,954	$208,091
Tier 2 Capital	18,720	19,254	18,833	19,370
Total risk-based capital	$219,849	$216,914	$229,787	$227,461
Net risk-weighted assets	$1,484,407	$1,525,185	$1,493,060	$1,534,108
Average assets for regulatory purposes	$2,003,105	$2,057,155	$2,013,762	$2,069,318
Total capital to risk-weighted assets	14.81%	14.22%	15.39%	14.83%
Tier 1 capital to risk-weighted assets	13.55%	12.96%	14.13%	13.56%
Tier 1 capital to average assets	10.04%	9.61%	10.48%	10.06%

(1) IBC’s consolidated Tier 1 capital at March 31, 2011 and December 31, 2010 included $55 million of IBC’s outstanding qualifying trust preferred securities and $25 million of IBC’s cumulative perpetual preferred stock held by the U.S. Treasury.

The table that follows presents information regarding capital adequacy.

			Capital Requirements
	Actual Capital		Minimum Under Prompt Corrective Action Provisions		To Be “Well Capitalized” Under Prompt Corrective Action Provisions		Minimum Under Agreement with OCC
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated at March 31, 2011: (1)
Total capital to risk-weighted assets	$229,787	15.39%	$119,445	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$210,954	14.13%	$ 59,722	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$210,954	10.48%	$ 80,550	4.00%	NA	NA	NA	NA
Consolidated at December 31, 2010: (1)
Total capital to risk-weighted assets	$227,461	14.83%	$122,729	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$208,091	13.56%	$ 61,364	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$208,091	10.06%	$ 82,773	4.00%	NA	NA	NA	NA
INB at March 31, 2011:
Total capital to risk-weighted assets	$219,849	14.81%	$118,753	8.00%	$148,441	10.00%	$178,129	12.00%
Tier 1 capital to risk-weighted assets	$201,129	13.55%	$ 59,376	4.00%	$ 89,064	6.00%	$148,441	10.00%
Tier 1 capital to average assets	$201,129	10.04%	$ 80,124	4.00%	$100,155	5.00%	$180,279	9.00%
INB at December 31, 2010:
Total capital to risk-weighted assets	$216,914	14.22%	$122,015	8.00%	$152,519	10.00%	$183,022	12.00%
Tier 1 capital to risk-weighted assets	$197,660	12.96%	$ 61,007	4.00%	$ 91,511	6.00%	$152,519	10.00%
Tier 1 capital to average assets	$197,660	9.61%	$ 82,286	4.00%	$102,858	5.00%	$185,144	9.00%

(1) Assuming IBC had excluded all of its eligible outstanding trust preferred securities (which totaled $55 million) from its Tier 1 capital and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios at March 31, 2011 would have been 15.39%, 10.45% and 7.74%, respectively.

Note 16 - Contingencies

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17 - Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Currently, we have no assets or liabilities that are recorded at fair value on a recurring basis, such as a securities available for sale portfolio. From time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans, impaired investment securities and foreclosed real estate. These nonrecurring fair value adjustments involve the application of lower-of-cost-or-market accounting or writedowns of individual assets. In accordance with GAAP, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. For level 3, valuations are generated from model-based techniques that use significant assumptions not observable in the market. These assumptions reflect our estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include the use of discounted cash flow models. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. See note 21 to the financial statements in our 2010 Annual Report on Form 10-K for a further discussion of valuation levels 1 and 2.

The following table provides information regarding our assets measured at fair value on a nonrecurring basis.

	Carrying Value At March 31, 2011				Total Losses (3) For the Quarter Ended March 31,
($ in thousands)	Total	Level 1	Level 2	Level 3	2011	2010
Impaired loans (1):
Commercial real estate	$46,049	$-	$-	$46,049	$402	$4,211
Residential multifamily	4,773	-	-	4,773	608	6,330
Land	-	-	-	-	-	612
Total impaired loans	50,822	-	-	50,822	1,010	11,153
Impaired securities (2)	4,475	-	-	4,475	105	530
Foreclosed real estate	27,064	-	-	27,064	-	2,001

(1) Comprised of nonaccrual loans and accruing TDRs and excludes a specific valuation allowance of $3.8 million. See note 4.

(2) Comprised of certain investments in trust preferred securities considered other than temporarily impaired. See note 3.

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

The following table presents information regarding the change is assets measured at fair value on a nonrecurring basis for the quarter ended March 31, 2011.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2010	$4,580	$56,555	$27,064
Net new impaired loans	-	7,250	-
Other than temporary impairment writedowns	(105)	-	-
Principal repayments/sales	-	(8,587)	-
Chargeoffs of impaired loans	-	(4,396)	-
Balance at March 31, 2011	$4,475	$50,822	$27,064

The fair value estimates of all of our financial instruments shown in the table that follows are made at a specific point in time based on available information. Where available, quoted market prices are used. A significant portion of our financial instruments, such as our mortgage loans, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by us that include the instrument’s credit risk characteristics and future estimated cash flows and prevailing interest rates. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of our assumptions could cause the fair value estimates to deviate substantially. A discussion regarding the assumptions used to compute the estimated fair values disclosed in the table below can be found in note 21 to the financial statements in our 2010 Annual Report on Form 10-K.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17 - Fair Value Measurements, Continued

The carrying and estimated fair values of our financial instruments are as follows:

	At March 31, 2011		At December 31, 2010
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$29,079	$29,079	$23,911	$23,911
Securities held to maturity, net	589,940	580,409	614,335	606,658
FRB and FHLB stock	10,105	10,105	9,655	9,655
Loans receivable, net	1,268,146	1,298,604	1,302,486	1,336,412
Loan fees receivable	5,225	4,234	5,470	4,441
Accrued interest receivable	8,246	8,246	8,925	8,925
Financial Liabilities:
Deposits	1,706,630	1,756,217	1,766,083	1,821,899
Borrowed funds plus accrued interest payable	82,072	82,059	84,676	83,661
Accrued interest payable on deposits	3,137	3,137	4,593	4,593
Off-Balance Sheet Instruments:
Commitments to lend	266	266	143	143

Note 18 - Recent Accounting Standards Update

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosures require significantly more information about credit quality in a financial institution’s loan portfolio. The statement addresses only disclosures and does not change recognition or measurement of the allowance. The adoption of this guidance on January 1, 2011 did not have a material impact on our consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” This ASU deferred the effective date of certain portions of ASU No. 2010-20 as it relates to troubled debt restructurings.

In April 2011, the FASB issued ASU 2011-02 Receivables (Topic 310): “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The amendments in this update apply to all creditors, such as us, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession by the creditor and (b) the debtor is experiencing financial difficulties.

The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession as follows:

1. If a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession. In that circumstance, a creditor should consider all aspects of the restructuring in determining whether it has granted a concession. If a creditor determines that it has granted a concession, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine whether the restructuring constitutes a troubled debt restructuring.

2. A temporary or permanent increase in the contractual interest rate as a result of a restructuring does not preclude the restructuring from being considered a concession because the new contractual interest rate on the restructured debt could still be below the market interest rate for new debt with similar risk characteristics. In such situations, a creditor should consider all aspects of the restructuring in determining whether it has granted a concession. If a creditor determines that it has granted a concession, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine whether the restructuring constitutes a troubled debt restructuring.

3. A restructuring that results in a delay in payment that is insignificant is not a concession. However, an entity should consider various factors in assessing whether a restructuring resulting in a delay in payment is insignificant.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 18 - Recent Accounting Standards Update, Continued

The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties as follows: A creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring.

ASU 2011-02 is effective for our first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying this ASU, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. We do not expect that the adoption of this new ASU to have a material impact on our consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., our independent registered public accounting firm, has made a limited review of our financial data as of March 31 2011 and for the three-month periods ended March 31, 2011 and 2010 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of March 31, 2011 and the related condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2011, we, based on our audit expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith P.A., P.C.

HACKER, JOHNSON & SMITH P.A., P.C.

Tampa, Florida

April 29, 2011

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the accompanying quarterly financial statements in this report on Form 10-Q as well as our entire 2010 Annual Report on Form 10-K. Intervest Bancshares Corporation (“IBC”) is the parent company of Intervest National Bank (“INB”). References in this report to “we,” “us” and “our” refer to these entities on a consolidated basis, unless otherwise specified. For a discussion of our business, see note 2 to the financial statements included in this report. Our business is also affected by various risk factors - see Item 1A of Part II of this report.

Critical Accounting Policies

A detailed discussion of our critical accounting policies and the factors and estimates we use in applying them can be found under the caption “Critical Accounting Policies” on pages 46 to 50 in our 2010 Annual Report on Form 10-K.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

A comparison of selected consolidated balance sheet information follows:

	At March 31, 2011		At December 31, 2010
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$29,079	1.4%	$23,911	1.2%
Security investments, net	600,045	29.8	623,990	30.1
Loans receivable, net of deferred fees and loan loss allowance	1,268,146	63.0	1,302,486	62.9
Foreclosed real estate, net of valuation allowance	27,064	1.3	27,064	1.3
All other assets	89,791	4.5	93,417	4.5
Total assets	$2,014,125	100.0%	$2,070,868	100.0%
Deposits	$1,706,630	84.7%	$1,766,083	85.3%
Borrowed funds and related interest payable	82,072	4.1	84,676	4.1
All other liabilities	37,232	1.9	34,149	1.6
Total liabilities	1,825,934	90.7	1,884,908	91.0
Stockholders’ equity	188,191	9.3	185,960	9.0
Total liabilities and stockholders’ equity	$2,014,125	100.0%	$2,070,868	100.0%

General

Total assets at March 31, 2011 decreased to $2.01 billion from $2.07 billion at December 31, 2010, primarily reflecting a decrease in loans receivable and security investments. These decreases were funded by a reduction in deposit liabilities and borrowed funds.

Cash and Cash Equivalents

Cash and cash equivalents increased to $29 million at March 31, 2011 from $24 million at December 31, 2010. The level of cash and cash equivalents fluctuates based on various factors, including our liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities. See the section “Liquidity and Capital Resources” in this report for a discussion of our liquidity.

Security Investments

Security investments consist of securities held to maturity and Federal Reserve Bank (FRB) and Federal Home Loan Bank of New York (FHLB) stock totaling $600 million at March 31, 2011 and $624 million at December 31, 2010.

Securities are classified as held to maturity and are carried at amortized cost when we have the intent and ability to hold them to maturity. Such investments, all of which are held by INB, decreased to $590 million at March 31, 2011, from $614 million at December 31, 2010. The decrease reflected $72.5 million of calls, $5.1 million of maturities and $0.1 million of impairment writedowns. The aggregate of these items exceeded $53.4 million of new purchases during the period. At March 31, 2011, the securities portfolio consisted of investment grade rated debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $585.5 million and noninvestment grade rated corporate securities (consisting of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry) totaling $4.5 million.

As discussed in more detail in note 3 to the financial statements included in this report, impairment charges totaling $3.6 million have been recorded on the trust preferred security investments.

At March 31, 2011, the held to maturity portfolio had a weighted-average yield to earliest call date of 1.64% and a weighted-average remaining contractual maturity of 4.8 years. Nearly all of the securities have fixed interest rates or have predetermined rate increases and call features that allow the issuer to call the security before its stated maturity without penalty. Over the next twelve months, approximately $168 million of securities in the portfolio could potentially be called assuming market interest rates remain at or near current levels. A large portion of the resulting proceeds would then be reinvested into similar securities and potentially at lower rates. At the time of purchase, securities with callable features routinely have higher yields than non-callable securities with the same maturity. However, the callable features or the expiration of the non-callable period of the security will most likely result in the early call of securities in a declining or flat rate environment, which results in re-investment risk of the proceeds.

At March 31, 2011 and December 31, 2010, the held-to-maturity portfolio’s estimated fair value was $580 million and $607 million, respectively. At March 31, 2011, the portfolio had a net unrealized loss of $9.5 million, compared to a net unrealized loss of $7.7 million at December 31, 2010. See note 3 to the financial statements included in this report for information on and a discussion of unrealized losses.

In order for INB to be a member of FRB and FHLB, INB must maintain an investment in the capital stock of each entity, which amounted to $5.8 million and $4.3 million, respectively, at March 31, 2011. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was most recently at the rate of 5.8%. The total required investment fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

Loans Receivable, Net of Deferred Fees

Total loans receivable, net of unearned fees, amounted to $1.30 billion at March 31, 2011, a $37 million decrease from $1.34 billion at December 31, 2010. The decrease was due to an aggregate of $39.5 million of principal repayments (resulting from $30.8 million of loan payoffs and $8.7 million of normal amortization) and $4.5 million of loan chargeoffs, partially offset by $6.6 million of new loan originations. The loans paid off had a weighted-average contractual yield of 6.68%. The new loan originations are secured by commercial and multifamily real estate and the loans are all fixed-rate with a weighted-average yield and term of 5.73% and 3 years, respectively. Fixed-rate loans constituted approximately 78% of the consolidated loan portfolio at March 31, 2011. See the section “Asset and Liability Management” in our 2010 Annual Report on Form 10-K for a further discussion of fixed-rate loans.

The loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties located in New York (68%) and Florida (23%). The properties include rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self storage facilities and some vacant land. At March 31, 2011, such loans consisted of 559 loans with an aggregate principal balance of $1.30 billion and an average loan size of $2.3 million. Loans with principal balances of more than $10 million consisted of 10 loans totaling $132 million, with the largest loan being $16.2 million. Loans with principal balances of $5 million to $10 million consisted of 54 loans and aggregated to $356 million.

The following table sets forth the types of properties securing the mortgage loan portfolio:

($ in thousands)	At Mar 31, 2011	At Dec 31, 2010
Commercial Real Estate:
Retail stores	$480,938	$492,596
Office buildings	232,134	239,047
Industrial/warehouse	77,375	77,890
Hotels	54,730	55,044
Mobile home parks	16,609	21,082
Parking lots/garages	24,270	25,488
Other	36,936	37,128
Residential Multifamily (5 or more units)	368,395	380,180
Vacant Land	12,255	12,550
Residential All Other	410	416
	$1,304,052	$1,341,421

The following table sets forth information regarding loans of more than $10 million at March 31, 2011:

($ in thousands) Property Type	Property Location	Principal Balance	Interest Rate	Maturity Date	Status
Office building	New York, New York	$16,212	6.00%	Aug 2013	Performing
Office building	New York, New York	15,640	6.13%	Apr 2015	Performing
Retail stores	White Plains, New York	15,334	6.00%	Sep 2015	Performing
Office building	Miami, Florida	14,834	6.50%	Oct 2011	Nonaccrual
Residential Multifamily	Tampa, Florida	12,834	5.75%	Sep 2020	Performing
Office building	Ft. Lauderdale, Florida	12,279	5.88%	May 2011	Performing
Retail stores	Manorville, New York	11,430	6.25%	Sep 2024	Performing
Retail stores	Brooklyn, New York	11,312	6.00%	Nov 2013	Performing
Hotel	New York, New York	11,261	6.45%	Jul 2012	Performing
Office building	New York, New York	10,751	6.00%	Apr 2014	Performing

		$131,887

For additional information concerning the loan portfolio, see note 4 to the financial statements included in this report.

Nonperforming Assets

The table below summarizes nonperforming assets, past due loans and selected ratios as of the dates indicated.

($ in thousands)	At Dec 31, 2010	At Mar 31, 2011
Nonaccrual loans (1)	$52,923	$45,192
Real estate acquired through foreclosure	27,064	27,064
Investment securities on a cash basis (2)	2,318	4,475
Total nonperforming assets	$82,305	$76,731
Loan past due 90 days and still accruing (3)	$7,481	$3,879
Loans past due 60-89 days and still accruing	$4,008	$-
Loans past due 31-59 days and still accruing (4)	$7,356	$21,785
Nonperforming assets to total assets	3.97%	3.81%
Nonaccrual loans to total gross loans	3.94%	3.46%
Allowance for loan losses to total net loans	2.61%	2.49%
Allowance for loan losses to nonaccrual loans	65.83%	71.69%

(1) Include restructured loans (TDRs) of $21.5 million at December 31, 2010 and $18.1 million at March 31, 2011 that are performing in accordance with their restructured terms but are classified as nonaccrual in accordance with regulatory guidance.

(2)	See note 3 to the financial statements included in this report.

(3) At March 31, 2011, the balance consisted of 3 loans that have matured for which the borrowers were making monthly loan payments. Two loans totaling $2.0 million were extended at market terms in April 2011. One loan for $1.9 million is also past maturity and the borrower continues to make monthly loan payments.

(4) At March 31, 2011, these loans were comprised as follows: Five loans ($12.3 million) matured—payments are current and extensions are in process, three loans ($6.0 million) are historically slow payers, one loan ($0.9 million) was brought current in April and one loan ($2.6 million) is expected to be extended.

The table that follows summarizes the change in nonaccrual loans for the period indicated.

($ in thousands)	Quarter Ended Mar 31, 2011
Balance at beginning of period	$52,923
New additions	5,250
Sales and principal repayments	(8,585)
Chargeoffs	(4,396)
Transfers to foreclosed real estate	-
Balance at end of period	$45,192

The table that follows summarizes the change in accruing TDRs for the period indicated.

($ in thousands)	Quarter Ended Mar 31, 2011
Balance at beginning of period	$3,632
New additions	2,000
Principal repayments	(2)
Chargeoffs	-
Balance at end of period	$5,630

In addition to nonaccrual loans and accruing TDRs, at March 31, 2011, there were an additional 14 loans totaling $35.3 million for which there were concerns regarding the ability of the borrowers to meet existing repayment terms. These loans are also classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loan. Such loans may never become delinquent, nonaccrual or impaired. Potential problem loans are considered in the determination of the overall adequacy of the allowance for loan losses.

The table that follows details foreclosed real estate we owned at March 31, 2011 and December 31, 2010.

Property Type ($ in thousands)	City	State	Date Acquired	Carrying Value (1)
Undeveloped Land	Hollywood	Florida	Feb 2008	$2,645
Hotel	Orlando	Florida	Apr 2009	5,820
Office Building	Yonkers	New York	Aug 2009	2,112
Residential Multifamily	Austell	Georgia	Sep 2009	3,696
Undeveloped Land	Perryville	Maryland	Apr 2010	1,914
Residential Multifamily	Louisville	Kentucky	Jul 2010	7,488
Residential Multifamily	Louisville	Kentucky	Jul 2010	3,389
				$27,064

(1) Carrying value is reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure. The total valuation allowance amounted to $2.7 million. See note 6 to the financial statements included in this report for additional information.

For additional information on nonaccrual loans, past due loans and real estate owned, see the note 4 and 6 to the financial statements included in this report.

Allowance For Loan Losses

The allowance for loan losses amounted to $32.4 million at March 31, 2011, compared to $34.8 million at December 31, 2010. The allowance represented 2.49% of total loans (net of deferred fees) outstanding at March 31, 2011, compared to 2.61% at December 31, 2010. The net change in the allowance was due to $4.5 million of chargeoffs, partially offset by a $2.0 million loan loss provision. During the quarter, there were $3.3 million of chargeoffs resulting from updated appraisals on three performing TDRs (classified as nonaccrual and impaired as noted earlier) and the remainder of $1.2 million was from the payoff of several nonaccrual and underperforming loans at a discount to their carrying value.

At March 31, 2011 and December 31, 2010, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $3.8 million and $7.2 million, respectively, for total nonaccrual and restructured loans, all of which are considered impaired loans.

For additional information on the allowance for loan losses, see note 5 to the financial statements included in this report.

All Other Assets

All other assets at March 31, 2011 (as denoted in the table under the caption “Comparison of Financial Condition at March 31, 2011 and December 31, 2010”) decreased to $90 million, from $93 million at December 31, 2010, primarily due to a $1.7 million decrease in our deferred tax asset. For additional information on the deferred tax asset, see note 12 to the financial statements included in this report.

Deposits

Total deposits at March 31, 2011 decreased to $1.71 billion from $1.77 billion at December 31, 2010, due to a $46 million decrease in time deposits and a $13 million decrease in money market deposit accounts. At March 31, 2011, certificate of deposit accounts totaled $1.26 billion, and checking, savings and money market accounts aggregated to $448 million. The same categories of deposit accounts totaled $1.31 billion and $461 million, respectively, at December 31, 2010.

Certificate of deposit accounts represented 73.8% of total consolidated deposits at March 31, 2011, compared to 73.9% at December 31, 2010. At March 31, 2011 and December 31, 2010, certificate of deposit accounts included $138 million and $159 million of brokered deposits, respectively. For additional information on deposits, see the section “Liquidity and Capital Resources” and note 7 to the financial statements included in this report.

Borrowed Funds and Related Interest Payable

Total borrowed funds and related interest payable decreased to $82 million at March 31, 2011, from $85 million at December 31, 2010, due to the maturity and repayment of $3.0 million of FHLB borrowings and the early payoff of a $0.1 million mortgage note, partially offset by a $0.5 million increase in accrued interest payable on junior subordinated notes relating to IBC’s outstanding trust preferred securities.

For additional information on and discussion of borrowed funds, see notes 8 and 9 to the financial statements included in this report, as well as the section entitled “Liquidity and Capital Resources.”

All Other Liabilities

All other liabilities at March 31, 2011 (as denoted in the table under the caption “Comparison of Financial Condition at March 31, 2011 and December 31, 2010”) amounted to $37 million, compared to $34 million at December 31, 2010. The increase was primarily due to a higher level of mortgage escrow funds payable.

Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity:

($ in thousands, except per share amounts)	Amount	Class A Shares	Amount Per Share (2)
Common stockholders’ equity at December 31, 2010	$162,108	21,126,489	$7.67
Net income before preferred dividend requirements	2,153	-	0.10
Amortization of preferred stock discount	(96)	-	-
Compensation from stock options and restricted stock	78	-	-
Common stockholders’ equity at March 31, 2011	$164,243	21,126,489	$7.77
Preferred stockholder’s equity at December 31, 2010 (1)	$23,852
Amortization of preferred stock discount	96
Preferred stockholder’s equity at March 31, 2011	$23,948
Total stockholders’ equity at March 31, 2011	$188,191
(1)

Represents 25,000 shares of IBC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A owned by the United States Department of the Treasury. See note 11 to the financial statements included in our 2010 Annual Report on Form 10-K and note 10 to the financial statements included in this report on Form 10-Q. In February 2010, IBC suspended the declaration and payment of the preferred dividends. At March 31, 2011, the amount of preferred share dividends unpaid and in arrears totaled $1.7 million. Dividends in arrears are recorded as reduction in common stockholders’ equity only when they are declared and payable.

(2)	Common stock book value per share, after adjusting for the preferred dividends in arrears, was $7.69 at March 31, 2011.

Comparison of Results of Operations for the Quarters Ended March 31, 2011 and 2010

Overview

We reported net earnings available to common stockholders for the first quarter of 2011 (“Q1-11”) of $1.7 million, or $0.08 per diluted common share, compared to a net loss available to common stockholders of $2.9 million, or $0.35 per share, for the first quarter of 2010 (“Q1-10”). The results and earnings per share amounts reported for both periods were net of $0.4 million of preferred dividend requirements related to IBC’s outstanding preferred stock held by the U.S. Treasury.

Net earnings for Q1-11 increased by $4.6 million over Q1-10 due to a $9.6 million decrease in the total provision for loan and real estate losses, a $0.6 million decrease in real estate expenses and a $0.3 million decrease in noninterest expenses. The aggregate of these items was partially offset by a $2.1 million decrease in net interest and dividend income, a $0.2 million decrease in noninterest income and a $3.6 million increase in tax expense.

Selected information regarding results of operations follows:

($ in thousands)	Q1-2011	Q1-2010
Interest and dividend income	$23,594	$29,631
Interest expense	13,243	17,141
Net interest and dividend income	10,351	12,490
Provision for loan losses	2,045	9,639
Noninterest income	323	512
Noninterest expenses:
Provisions for real estate losses	-	2,001
Real estate activities expenses	325	976
All other noninterest expenses	4,410	4,689
Earnings (loss) before taxes	3,894	(4,303)
Provision (benefit) for income taxes	1,741	(1,825)
Net earnings (loss) before preferred dividend requirements	2,153	(2,478)
Preferred dividend requirements (1)	427	409
Net earnings (loss) available to common stockholders	$1,726	$(2,887)

(1) Represents dividend requirements of 5% on $25 million of cumulative Series A preferred stock held by the U.S. Treasury and amortization of related preferred stock discount. See note 10 to the financial statements included in this report.

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

Our net interest and dividend income, which is detailed in the table that follows, decreased by $2.1 million to $10.4 million in Q1-11 from $12.5 million in Q1-10. The decrease reflected the planned reduction in our assets and liabilities and a slightly lower net interest margin. Total average interest-earning assets decreased by $305 million in Q1-11 from Q1-10 in part due to the previously reported bulk loan sale in May 2010, with the remainder due to loan payoffs and principal repayments exceeding a reduced volume of new loan originations. These cash inflows were used to fund deposit outflow and repayments of maturing borrowed funds. The net reduction in the size of our balance sheet positively impacted our regulatory capital ratios.

Our net interest margin decreased to 2.14% in Q1-11 from 2.23% in Q1-10, as the yield on our average interest-earning assets decreased by 42 basis points to 4.88% in Q1-11, from 5.30% in Q1-10, while our average cost of funds decreased at a slightly slower pace of 40 basis points to 2.96% in Q1-11, from 3.36% in Q1-10. The decrease in the margin reflected the impact of the bulk loan sale, a large portion of which included the sale of $108 million of performing troubled debt restructured loans (TDRs) and other loans yielding approximately 5%, payoffs of other higher yielding loans and early calls of U.S. government agency security investments coupled with the reinvestment of the proceeds into similar securities with lower market interest rates, all of which was largely offset by lower rates paid on depositor accounts.

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

	For the Quarter Ended
	March 31, 2011			March 31, 2010
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Loans (1)	$1,329,413	$20,970	6.40%	$1,680,810	$26,019	6.28%
Securities	615,357	2,618	1.73	566,635	3,607	2.58
Other interest-earning assets	17,055	6	0.14	19,145	5	0.11
Total interest-earning assets	1,961,825	$23,594	4.88%	2,266,590	$29,631	5.30%
Noninterest-earning assets	84,174			69,002
Total assets	$2,045,999			$2,335,592
Interest-bearing liabilities:
Interest checking deposits	$10,141	$21	0.84%	$9,284	$28	1.22%
Savings deposits	9,602	15	0.63	11,435	31	1.10
Money market deposits	433,657	951	0.89	495,024	1,574	1.29
Certificates of deposit	1,278,780	11,463	3.64	1,445,389	14,515	4.07
Total deposit accounts	1,732,180	12,450	2.91	1,961,132	16,148	3.34
FHLB advances	24,800	250	4.09	52,161	476	3.70
Debentures - capital securities	56,702	542	3.88	56,702	514	3.68
Mortgage note payable	87	1	4.66	165	3	7.37
Total borrowed funds	81,589	793	3.94	109,028	993	3.69
Total interest-bearing liabilities	$1,813,769	$13,243	2.96%	$2,070,160	$17,141	3.36%
Noninterest-bearing deposits	4,060			3,396
Noninterest-bearing liabilities	41,347			47,801
Preferred stockholder’s equity	23,885			23,530
Common stockholders’ equity	162,938			190,705
Total liabilities and stockholders’ equity	$2,045,999			$2,335,592
Net interest and dividend income/spread		$10,351	1.92%		$12,490	1.94%
Net interest-earning assets/margin (3)	$148,056		2.14%	$196,430		2.23%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.08			1.10
Other Ratios:
Return on average assets (2)	0.42%			-0.42%
Return on average common equity (2)	5.29%			-5.20%
Noninterest expense to average assets (2) (5)	0.86%			0.80%
Efficiency ratio (4)	41%			36%
Average stockholders’ equity to average assets	9.13%			9.17%

(1)	Includes average nonaccrual loans of $53.0 million in the 2011 period versus $105.6 million in the 2010 period.

Interest not accrued on such loans and excluded from the table totaled $0.6 million in the 2011 period versus $1.3 million in the 2010 period.

(2)	Annualized.

(3)

Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.14% and 2.32% for the 2011and 2010 period, respectively.

(4)

Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate activities expenses) as a percentage of net interest and dividend income plus noninterest income.

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

	For the Quarter Ended March 31, 2011 vs. 2010
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$504	$(5,517)	$ (36)	$(5,049)
Securities	(1,204)	314	(99)	(989)
Other interest-earning assets	1	(1)	1	1
Total interest-earning assets	(699)	(5,204)	(134)	(6,037)
Interest-bearing liabilities:
Interest checking deposits	(9)	3	(1)	(7)
Savings deposits	(13)	(5)	2	(16)
Money market deposits	(495)	(198)	70	(623)
Certificates of deposit	(1,554)	(1,695)	197	(3,052)
Total deposit accounts	(2,071)	(1,895)	268	(3,698)
FHLB advances	51	(253)	(24)	(226)
Debentures - capital securities	28	-	-	28
Mortgage note payable	(1)	(1)	-	(2)
Total borrowed funds	78	(254)	(24)	(200)
Total interest-bearing liabilities	(1,993)	(2,149)	244	(3,898)
Net change in interest and dividend income	$1,294	$(3,055)	$ (378)	$(2,139)

Provision for Loan Losses

The provision for loan losses decreased to $2.0 million in Q1-11 from $9.6 million in Q1-10. The decrease reflected fewer problem loans and credit rating downgrades as compared to the prior period, as well as q decrease in gross loans outstanding (due to loan payoffs and principal repayments exceeded new loan originations).

Noninterest Income

Noninterest income decreased to $0.3 million Q1-11 from $0.5 million in Q1-10, primarily due to a $0.5 million decrease in income from loan prepayments, partially offset by a lower level ($0.4 million) of impairment writedowns on investment securities. See note 3 to the financial statements included in this report for a discussion of impairment writedowns.

Noninterest Expenses

The provision for real estate losses decreased from $2.0 million in Q1-10 to none for Q1-11. The reduction reflected less real estate owned and the results of our periodic market valuations of the properties we own through foreclosure. Decreases in the estimated fair value of the properties are recorded as an increase to the valuation allowance and a charge to the provision for real estate losses. In Q1-11, we determined based on our evaluation that a provision for real estate losses was not necessary.

Real estate activities expenses decreased to $0.3 million in Q1-11 from $1.0 million in Q1-10, reflecting a lower level of nonperforming assets. These expenses are comprised of real estate taxes, insurance, utilities and other charges required to protect our interest in real estate acquired through foreclosure and various properties collateralizing our nonaccrual loans.

All other noninterest expenses decreased to $4.4 million in Q1-11 from $4.7 million in Q1-10, primarily due to a $0.2 million decrease in INB’s data processing costs. In late 2010, INB converted its core data processing system to a new lower-cost provider. This new system is expected to save approximately $0.8 million annually for each of the next seven years as compared to the previous cost structure.

Provision for Income Taxes

We recorded a provision for income expense of $1.7 million in Q1-11 due to pre-tax income, compared to a tax benefit of $1.8 million on a pre-tax loss in Q1-10. Our effective income tax rate (inclusive of state and local taxes) was 44.7% in Q1-11, compared to 42.4% in Q1-10. The expense for the 2011 period reflects the partial utilization of our deferred tax asset. For additional information on our deferred tax asset, see note 12 to the financial statements included in this report.

Off-Balance Sheet and Other Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financing needs of our customers. For a further information on and discussion of these financial instruments, see note 14 to the financial statements included in this report.

Liquidity and Capital Resources

The following discussion serves as an update to the section “Liquidity and Capital Resources” beginning on page 65 of our 2010 Annual Report on Form 10-K, and should be read in conjunction with that discussion. For detail concerning our actual cash flows for the quarter ended March 31, 2011, see the condensed consolidated statements of cash flows included in this report.

Intervest National Bank. In the first quarter of 2011, as a result of INB’s planned efforts during 2010 to decrease the overall size of its balance sheet to improve its regulatory capital ratios, INB experienced additional net deposit outflow attributable to the repayment of $21 million of maturing brokered deposits and $38 million from INB’s lower deposits rates offered for its deposit products. INB’s total deposits may decrease further during the remainder of 2011 from the expected repayment of its maturing brokered deposits and from the potential effects of deposit rate restrictions imposed on INB as a result of its Formal Agreement with its regulator. These restrictions, may negatively impact INB’s ability to offer competitive deposit rates in its primary deposit-gathering market areas. INB is required (in the absence of obtaining a waiver from the FDIC) to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC. Furthermore, INB is not allowed to accept, renew or rollover brokered deposits without the prior approval of the OCC. INB has not accessed the brokered deposit market since September 2009. INB expects to fund any additional deposit outflow through a portion of the cash flows from the repayments of loans and/or expected calls of its agency security investments. INB’s current objective is to maintain its deposit rates at levels that are in compliance with its deposit rate restrictions while attempting to promote a stable deposit base that can be adjusted to its cash flow needs. INB has historically targeted its loan-to-deposit ratio in a range from 75% to 85%. This ratio was 72% at March 31, 2011.

Total deposits decreased to $1.71 billion at March 31, 2011, from $1.77 billion at December 31, 2010, reflecting decreases of $46 million in certificate of deposit accounts (CDs) and $13 million in money market deposit accounts. At March 31, 2011, CDs totaled $1.26 billion, and checking, savings and money market accounts aggregated to $448 million. CDs represented 73.8% of total deposits and CDs of $100,000 or more totaled $614 million and included $138 million of brokered deposits. Brokered deposits had a weighted-average remaining term and stated interest rate of 2.5 years and 4.94%, respectively, at March 31, 2011, and $27 million mature by March 31, 2012. At March 31, 2011, $436 million, or 35%, of total CDs (inclusive of brokered deposits) mature within one year. INB expects to repay its brokered deposits as they mature and to retain or replace a significant portion of its remaining maturing CDs.

In the first quarter of 2011, INB repaid $3.0 million of its maturing FHLB advances. At March 31, 2011, INB had $22.5 million of FHLB advances outstanding, of which $5.0 million mature by December 31, 2011, $10.5 million in 2012 and $7.0 million in 2013. INB expects to have the flexibility to either repay or replace its outstanding borrowings as they mature. At March 31, 2011, INB had access to secured borrowings of $621 million and to overnight unsecured lines of credit totaling $38 million. In the event that any of INB’s existing lines of credit were not accessible or were limited, INB could designate all or a portion of its un-pledged U.S. government agency investment securities portfolio as available for sale and sell such securities as needed to provide liquidity.

At March 31, 2011, INB had cash and short-term investments totaling $27 million, and $235 million of its loan portfolio (excluding nonaccrual loans) mature within one year. Additionally, over the next twelve months, $168 million in INB’s security investments could potentially be called if interest rates remain at or near current levels. A large portion of any calls are expected to be reinvested into similar securities. INB also expects to extend or refinance a large portion of its maturing loans. At March 31, 2011, INB had commitments to lend of $34 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described above. As discussed in note 15 to the financial statements included in this report, INB’s regulatory capital ratios at March 31, 2011 exceeded its current minimum requirements and INB does not expect to need additional capital over the next twelve months.

Intervest Bancshares Corporation. At March 31, 2011, IBC had cash and short-term investments totaling $5.3 million, of which $4.9 million was available for use (inclusive of $3.3 million on deposit with INB). At March 31, 2011, IBC had undeclared and unpaid preferred (TARP) dividends in arrears of $1.7 million and accrued and unpaid interest on its outstanding trust preferred securities of $2.8 million.

INB historically has paid cash dividends to IBC to fund the interest payments due on IBC’s trust preferred securities as well as for IBC’s payment of dividends on the preferred stock. Since January 2010, INB has suspended the payment of dividends to IBC as required by its primary regulator, the OCC. Since February 2010, IBC, as required by its primary regulator, the FRB, has also suspended the payment of dividends on its capital stock and payment of interest on its trust preferred securities. Dividends in arrears are recorded as a reduction in common stockholders’ equity only when they are declared and payable. The regularly scheduled interest payments on the trust preferred securities continue to be accrued for payment in the future and are reported as interest expense in our financial statements. The interest and preferred dividend payments referred to above can only resume at such time as both IBC and INB are permitted to do so and upon the determination that such payments are consistent with IBC’s and INB’s overall financial performance and capital requirements.

The deferral of interest payments does not constitute a default under the indentures governing the trust preferred securities. If IBC misses six quarterly preferred dividend payments, whether or not consecutive, the Treasury, the current holder of the preferred stock, has the right to appoint two directors to IBC’s Board of Directors until all accrued but unpaid dividends have been paid. IBC had missed five dividend payments as of March 31, 2011. In April 2011, IBC agreed with the Treasury to have one or more employees of the Office of Financial Stability (“OFS”) attend and observe IBC’s and INB’s full Board of Director meetings as well as certain meetings of committees of each Board, as appropriate. The observers will participate primarily by listening to discussions and presentations in such meetings, limiting their participation to clarifying questions on materials distributed, presentations made or actions proposed or taken at such meetings.

As discussed in note 15 to the financial statements included in this report, IBC’s regulatory capital ratios at March 31, 2011 exceeded its current minimum requirements and IBC does not expect to need additional capital over the next twelve months.

General. Additional information concerning investment securities, deposits, borrowings and preferred stock, including interest rates, dividends and maturity dates thereon, can be found in notes 3, 7, 8, 9, 10 and 15 to the financial statements included in this report.

We consider our current liquidity and sources of funds sufficient to satisfy our outstanding lending commitments and maturing liabilities. We are not aware of any trends, known demands, commitments or uncertainties other than those discussed above or elsewhere in this report that are expected to have a material impact on our future operating results, liquidity or capital resources. However, there can be no assurances that adverse conditions will not arise in the credit and capital markets or from the restrictions placed on us by our regulators (with respect to brokered deposits, caps on deposit rates offered, payment of dividends and incurrence of new debt) that would adversely impact our liquidity and ability to raise funds (through attracting and retaining deposits or from borrowings or sales of assets) to meet our operations and satisfy our outstanding lending commitments and maturing liabilities or raise new working capital if needed.

Regulatory Capital and Other Matters

IBC and INB are subject to various regulatory capital requirements and each is operating under formal agreements with their respective primary regulator as discussed in more detail in the section “Supervision and Regulation” in Item 1 “Business” and in note 20 to the financial statements included in our 2010 Annual Report on Form 10-K, and in note 15 to the financial statements included in this report on Form 10-Q.

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

To this regard, INB, whose assets represent 99% of our consolidated assets, engages an outside consultant to prepare quarterly reports using an earnings simulation model to quantify the effects of various interest rate scenarios on its projected net interest and dividend income over projected periods. These computations begin with our gap analysis that is adjusted for additional assumptions regarding balance sheet growth and composition, and the pricing and re-pricing and maturity characteristics of INB’s assets and liabilities.

Gap analysis measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period. For a further discussion of gap analysis, including the factors that affect its computation and results, see pages 68 and 69 of our 2010 Annual Report on Form 10-K. As noted in the footnotes to the gap table below, there are numerous assumptions that are made by us to compute the gap. A change in any of these assumptions would materially alter the results of the gap analysis as well as the simulation model.

The table below summarizes our interest-earning assets and interest-bearing liabilities as of March 31, 2011, that are scheduled to mature or reprice within the periods shown.

	0-3	4-12	Over 1-5	Over 5
($ in thousands)	Months	Months	Years	Years	Total
Loans (1)	$97,627	$236,703	$813,465	$112,548	$1,260,343
Securities held to maturity (2)	275,292	227,913	80,260	2,000	585,465
Short-term investments	19,301	-	-	-	19,301
FRB and FHLB stock	4,293	-	-	5,812	10,105
Total rate-sensitive assets	$396,513	$464,616	$893,725	$120,360	$1,875,214
Deposit accounts (3):
Interest checking deposits	$10,048	$-	$-	$-	$10,048
Savings deposits	9,380	-	-	-	9,380
Money market deposits	423,956	-	-	-	423,956
Certificates of deposit	76,304	360,079	775,252	47,083	1,258,718
Total deposits	519,688	360,079	775,252	47,083	1,702,102
FHLB advances (1)	-	12,000	10,500	-	22,500
Subordinated debentures- capital securities (1)	46,392	10,310	-	-	56,702
Accrued interest on all borrowed funds (1)	2,870	-	-	-	2,870
Total borrowed funds	49,262	22,310	10,500	-	82,072
Total rate-sensitive liabilities	$568,950	$382,389	$785,752	$47,083	$1,784,174
GAP (repricing differences)	$(172,437)	$82,227	$107,973	$73,277	$91,040
Cumulative GAP	$(172,437)	$(90,210)	$17,763	$91,040	$91,040
Cumulative GAP to total assets	(8.6)%	(4.5)%	0.9%	4.5%	4.5%

Significant assumptions used in preparing the gap table above follow:

(1)

Floating-rate loans, loans with predetermined rate increases and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and borrowings are scheduled according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $45.2 million are also excluded from the table although some portion is expected to return to an interest-earning status in the near term.

(2)

Securities are scheduled according to the earlier of their next callable date or the date on which the interest rate on the security is scheduled to change. Nearly all have predetermined interest rate increases or “steps up” to a specified rate on one or more predetermined dates. Generally, the security becomes eligible for redemption by the issuer at the date of the first scheduled step-up. The net carrying value ($4.5 million) of corporate securities that are on a cash basis of accounting are excluded from the table.

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

At March 31, 2011, the gap analysis above indicated that our interest-bearing liabilities that were scheduled to mature or reprice within one-year exceeded our interest-earning assets that were scheduled to mature or reprice within one-year. This one-year interest rate sensitivity gap amounted to a negative $90 million, or a negative 4.5% of total assets, at March 31, 2011. As a result of the negative one-year gap, the composition of our balance sheet at March 31, 2011 was considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

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

Recent Accounting Standards

See note 18 to the financial statements included in this report for a discussion of this topic.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending, security investing, deposit-taking and borrowing activities. We do not engage in and accordingly have no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments which reflect changes in market prices and rates, can be found in note 17 to the financial statements included in this report. We also actively monitor and manage our interest rate risk exposure as discussed under the caption “Asset and Liability Management.”

ITEM 4. Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that as of March 31, 2011, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

This item requires disclosure of any new or material changes to our risk factors disclosed in our 2010 Annual Report on Form 10-K, where such factors are discussed on pages 28 through 38. There were no new or material changes to the risk factors during the quarter ended March 31, 2011.

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: April 29, 2011	By: /s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2011	By: /s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)