Form 10-Q
period 2011-06-30
INTERVEST BANCSHARES CORP
filed 2011-08-01
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

As of July 29, 2011, there were 21,126,489 shares of Class A common stock, $1.00 par value per share, outstanding.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

FORM 10-Q

June 30, 2011

Private Securities Litigation Reform Act Safe Harbor Statement

We are making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Words such as “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “assume,” “indicate,” “continue,” “target,” “goal,” and similar words or expressions of the future are intended to identify forward-looking statements. Except for historical information, the matters discussed herein are subject to certain risks and uncertainties that may affect our actual results of operations. The following important factors, among others, could cause actual results to differ materially from those set forth in forward looking statements: changes in general economic conditions and real estate values in our market areas; changes in regulatory policies and enforcement actions; fluctuations in interest rates; demand for loans and deposits; changes in tax laws or the availability of net operating losses, the effects of additional capital, the availability of regulatory waivers; and competition. Reference is made to our filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding our business. Historical results are not necessarily indicative of our future prospects. Our risk factors are disclosed in Item 1A of our Annual Report on Form 10-K and updated as needed in Item 1A of Part II of our reports on Form 10-Q.

PART 1. FINANCIAL INFORMATION - ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At June 30, 2011	At December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$8,582	$5,190
Federal funds sold and other short-term investments	5,879	18,721
Total cash and cash equivalents	14,461	23,911
Securities held to maturity, net (estimated fair value of $687,023 and $606,658, respectively)	691,334	614,335
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	9,467	9,655
Loans receivable (net of allowance for loan losses of $31,772 and $34,840, respectively)	1,220,356	1,302,486
Accrued interest receivable	7,919	8,925
Loan fees receivable	4,864	5,470
Premises and equipment, net	4,212	4,612
Foreclosed real estate (net of valuation allowance of $3,966 and $2,688), respectively	25,786	27,064
Deferred income tax asset	43,026	47,079
Other assets	28,954	27,331
Total assets	$2,050,379	$2,070,868
LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$4,864	$4,149
Interest-bearing deposit accounts:
Checking (NOW) accounts	11,377	10,126
Savings accounts	8,951	10,123
Money market accounts	428,947	436,740
Certificate of deposit accounts	1,281,153	1,304,945
Total deposit accounts	1,735,292	1,766,083
Borrowed funds:
Federal Home Loan Bank advances	22,500	25,500
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	3,432	2,326
Mortgage note payable	-	148
Total borrowed funds	82,634	84,676
Accrued interest payable on deposits	4,314	4,593
Mortgage escrow funds payable	24,002	20,709
Other liabilities	12,983	8,847
Total liabilities	1,859,225	1,884,908
STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 issued and outstanding)	25	25
Additional paid-in-capital, preferred	24,975	24,975
Preferred stock discount	(955)	(1,148)
Class A common stock ($1.00 par value; 62,000,000 shares authorized; 21,126,489 issued and outstanding)	21,126	21,126
Additional paid-in-capital, common	84,735	84,705
Unearned compensation on restricted common stock awards	(624)	(749)
Retained earnings	61,872	57,026
Total stockholders’ equity	191,154	185,960
Total liabilities and stockholders’ equity	$2,050,379	$2,070,868

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands, except per share data)	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Loans receivable	$21,094	$24,225	$42,064	$50,244
Securities	2,817	3,194	5,435	6,801
Other interest-earning assets	6	10	12	15
Total interest and dividend income	23,917	27,429	47,511	57,060
INTEREST EXPENSE
Deposits	12,256	15,103	24,706	31,251
Subordinated debentures - capital securities	556	529	1,098	1,043
FHLB advances and all other borrowed funds	232	432	483	911
Total interest expense	13,044	16,064	26,287	33,205
Net interest and dividend income	10,873	11,365	21,224	23,855
Provision for loan losses	742	87,533	2,787	97,172
Net interest and dividend income (expense) after provision for loan losses	10,131	(76,168)	18,437	(73,317)
NONINTEREST INCOME
Income from the early repayment of mortgage loans	434	342	443	840
Income from mortgage lending activities	462	320	718	586
Customer service fees	111	145	229	252
Gain from the sales of securities available for sale	-	-	-	693
Loss from early call of investment securities	-	(271)	-	(795)
Impairment writedowns on investment securities	-	(18)	(105)	(548)
All other	-	-	45	2
Total noninterest income	1,007	518	1,330	1,030
NONINTEREST EXPENSES
Salaries and employee benefits	1,697	1,612	3,477	3,230
Occupancy and equipment, net	422	436	837	906
Data processing	125	274	218	569
Professional fees and services	411	540	909	1,166
Stationery, printing, supplies, postage and delivery	64	81	133	163
FDIC insurance	956	1,003	2,078	2,169
General insurance	138	134	278	268
Director and committee fees	114	76	220	170
Advertising and promotion	8	35	15	58
Real estate activities expense	554	2,121	879	3,097
Provision for real estate losses	1,278	8,520	1,278	10,521
All other	164	139	344	320
Total noninterest expenses	5,931	14,971	10,666	22,637
Earnings (loss) before income taxes	5,207	(90,621)	9,101	(94,924)
Provision (benefit) for income taxes	2,321	(39,172)	4,062	(40,997)

Net earnings (loss)	2,886	(51,449)	5,039	(53,927)
Preferred stock dividend requirements and discount amortization	(428)	(415)	(855)	(824)
Net earnings (loss) available to common stockholders	$2,458	$(51,864)	$4,184	$(54,751)
Basic earnings (loss) per common share	$0.12	$(6.02)	$0.20	$(6.48)
Diluted earnings (loss) per common share	$0.12	$(6.02)	$0.20	$(6.48)
Cash dividends per common share	$-	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six-Months Ended June 30,
	2011		2010
($ in thousands)	Shares	Amount	Shares	Amount

PREFERRED STOCK
Balance at beginning and end of period	25,000	$25	25,000	$25

ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning and end of period		24,975		24,975

PREFERRED STOCK DISCOUNT
Balance at beginning of period		(1,148)		(1,534)
Amortization of preferred stock discount		193		193
Balance at end of period		(955)		(1,341)

CLASS A COMMON STOCK
Balance at beginning of period	21,126,489	21,126	8,095,151	8,095
Issuance of 850,000 shares in a private placement	-	-	850,000	850
Retirement of 404,339 shares of treasury stock	-	-	(404,339)	(404)
Balance at end of period	21,126,489	21,126	8,540,812	8,541

CLASS B COMMON STOCK
Balance at beginning and end of period	-	-	580,000	580

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		84,705		81,353
Issuance of 850,000 shares in a private placement, net of stock issuance costs		-		3,145
Retirement of 404,339 shares of treasury stock		-		(9,596)
Compensation expense related to grants of stock options		30		21
Balance at end of period		84,735		74,923

RETAINED EARNINGS
Balance at beginning of period		57,026		110,560
Net earnings (loss)		5,039		(53,927)
Reversal of accrued preferred stock dividends		-		159
Preferred stock discount amortization		(193)		(193)
Balance at end of period		61,872		56,599

TREASURY COMMON STOCK
Balance at beginning of period	-	-	(404,339)	(10,000)
Retirement of 404,339 shares of treasury stock	-	-	404,339	10,000
Balance at end of period	-	-	-	-

UNEARNED COMPENSATION - RESTRICTED STOCK
Balance at beginning of period		(749)		-
Amortization of unearned compensation on restricted stock grants to compensation expense		125		-
Balance at end of period		(624)		-
Total stockholders’ equity at end of period	21,151,489	$191,154	9,145,812	$164,302

Preferred stockholder’s equity	25,000	$24,045	25,000	$23,659
Common stockholders’ equity	21,126,489	167,109	9,120,812	140,643
Total stockholders’ equity at end of period	21,151,489	$191,154	9,145,812	$164,302

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Months Ended June 30,
($ in thousands)	2011	2010

OPERATING ACTIVITIES
Net earnings (loss) before preferred dividend requirements	$5,039	$(53,927)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	184	193
Provisions for loan and real estate losses	4,065	107,693
Deferred income tax expense (benefit)	4,053	(29,684)
Compensation expense related to grants of common stock and options	155	21
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(555)	188
Net gain from sales of securities available for sale	-	(693)
Net gain from sale of premises and equipment	(44)	-
Net loss from sale of foreclosed real estate	-	127
Impairment writedowns on investment securities	105	548
Net increase in accrued interest payable on debentures	1,114	1,056
Net increase in official checks outstanding	3,186	11,074
Net change in all other assets and liabilities	1,086	(7,286)
Net cash provided by operating activities	18,388	29,310

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	232,555	392,070
Purchases of securities held to maturity	(310,629)	(404,926)
Proceeds from sales of securities available for sale	-	24,772
Proceeds from sales of foreclosed real estate	-	11,911
Proceeds from sales of loans	-	110,001
Redemptions of FRB and FHLB stock, net	188	862
Repayments of loans receivable, net	80,434	57,382
Proceeds from sales of premises and equipment	379	-
Purchases of premises and equipment, net	(119)	(31)
Net cash provided by investing activities	2,808	192,041

FINANCING ACTIVITIES
Net decrease in deposits	(30,791)	(177,628)
Net increase in mortgage escrow funds payable	3,293	849
Net repayments of FHLB advances - original terms of 3 months or less	-	(11,000)
Net repayments of FHLB advances - original terms of more than 3 months	(3,000)	(10,000)
Principal repayments of mortgage note payable	(148)	(9)
Cash received from issuance of common stock, net of issuance costs	-	3,995
Net cash used in financing activities	(30,646)	(193,793)
Net (decrease) increase in cash and cash equivalents	(9,450)	27,558
Cash and cash equivalents at beginning of period	23,911	7,977
Cash and cash equivalents at end of period	$14,461	$35,535

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$25,442	$33,018
Cash paid during the period for income taxes	149	719
Loans transferred to foreclosed real estate	-	30,008
Preferred stock dividend requirements and amortization of related discount	855	824
Securities held to maturity transferred to securities available for sale	-	24,079
Loans to finance sales of foreclosed real estate	-	5,056
Loans held to maturity transferred to loans available for sale	-	110,001

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Principles of Consolidation, Basis of Presentation, Use of Estimates and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements in this report on Form 10-Q have not been audited except for information derived from our audited 2010 consolidated financial statements and notes thereto and should be read in conjunction with our 2010 Annual Report on Form 10-K (“2010 10-K”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Our accounting and reporting policies conform to GAAP and general practices within the banking industry and are consistent with those described in note 1 to the financial statements included in our 2010 10-K, as updated by the information contained in this Form 10-Q.

Use of Estimates

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

Summary of Significant Accounting Policies

Loans Receivable. Loans for which we have the intent and ability to hold for the foreseeable future or until maturity or satisfaction are carried at their outstanding principal net of chargeoffs, the allowance for loan losses, unamortized discounts and deferred loan fees or costs. Loan origination and commitment fees, net of certain costs, are deferred and amortized to interest income as an adjustment to the yield of the related loans over the contractual life of the loans using the interest method. When a loan is paid off or sold, or if a commitment expires unexercised, any unamortized net deferred amount is credited or charged to operations.

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

Our lending activities emphasize the origination of first mortgage loans secured by commercial and multifamily real estate. We also offer commercial and consumer loans, although such lending has not been emphasized and the amount of such loans in our loan portfolio is not material. As a result, we consider our loan portfolio to be comprised of two segments; commercial and multifamily real estate loans, inclusive of loans on vacant land, and all other loans. Each have different risk characteristics and methodologies for assessing risk.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Principles of Consolidation, Basis of Presentation, Use of Estimates and Summary of Significant Accounting Policies, Continued

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

Our mortgage loans on commercial and multifamily real estate typically provide for periodic payments of interest and principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The majority of the mortgage loans originated by us provide for balloon payments at maturity, which means that a substantial part of or the entire original principal amount is due in one lump sum payment at maturity. If the net revenue from the property is not sufficient to make all debt service payments due on the mortgage or, if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (by refinancing the loan, sale of the property or otherwise) to make the lump sum payment, we could sustain a loss on our investment in the mortgage loan.

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

The “all other loans” segment is comprised of a small number of 1-4 family residential loans, and some business and consumer loans that are extended for various purposes, including lines of credit, personal loans, and personal loans collateralized by deposit accounts. Repayment of consumer loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to businesses and consumers are extended after a credit evaluation, including the creditworthiness of the borrower, the purpose of the credit, and the secondary source of repayment. Risk is mitigated somewhat by the fact that the loans are of smaller individual amounts.

We categorizes our loans into various risk categories based on an individual analysis of each loan using relevant information about the ability of borrowers to service their debt, including an analysis of the collateral’s value and cash flows, current financial information about the borrower, historical payment experience, credit documentation and other available information. All of our loans are assigned a risk grade upon origination. Loans are normally classified as pass credits until they become past due or management becomes aware of deterioration in the credit worthiness of the collateral or the borrower based on the information we collect and monitor.

Loans that are classified as substandard or special mention are reviewed at least quarterly to determine if they are appropriately classified and whether there is any impairment. Further, during the renewal process of any loan, as well as if a loan becomes past due, the loan’s risk rating is also reviewed for appropriateness.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1- Principles of Consolidation, Basis of Presentation, Use of Estimates and Summary of Significant Accounting Policies, Continued

Our internally assigned loan grades are as follows:

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

Allowance for Loan Losses and Impaired Loans. The allowance for loan losses is netted against loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated at least quarterly with consideration given to our historical lending loss rate for each major loan type over approximately the preceding three years (exclusive of the impact of any transaction that is unusual and deemed not reflective of normal charge-off history), which rate is then adjusted either upward or downward based on a review of the following qualitative factors and their estimated impact to the historical loss rate: the nature and size of our loan portfolio; overall portfolio quality; loan concentrations by type and location of the collateral property; specific problem loans and estimates of fair value of the related collateral; historical chargeoffs and recoveries; trends in nonaccrual loans; adverse situations which may affect the borrowers’ ability to repay; our perception of the current and anticipated economic conditions in our lending areas as well as national economic conditions; trends in our loan volume and associated terms; changes in our risk selection, underwriting standards, and policies and procedures in making new loans; and the experience, ability and depth of our lending staff.

We normally deem loans to be impaired when, based upon current information and events, it is probable that we will be unable to collect both principal and interest due according to the loan’s contractual terms. Impairment for larger balance loans can be measured based on either the present value of expected future cash flows, discounted at the loan’s effective interest rate; the observable market price of the loan; or the estimated fair value of the loan’s collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a specific valuation allowance (recorded as part of the allowance for loan losses) with a charge to expense through the provision for loan losses.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Principles of Consolidation, Basis of Presentation, Use of Estimates and Summary of Significant Accounting Policies, Continued

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

IBC is the parent company of Intervest National Bank (INB) and IBC owns 100% of its capital stock. INB is a nationally chartered commercial bank that opened on April 1, 1999. IBC also owned 100% of Intervest Mortgage Corporation (IMC) whose business had focused on commercial and multifamily real estate lending funded by the issuance of its subordinated debentures in public offerings. IMC was merged into IBC effective January 1, 2011 and IMC’s remaining net assets of $9.5 million were transferred to IBC. IBC does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending, including the participation in loans originated by INB. From time to time, IBC issues debt and equity securities to raise funds as needed for working capital purposes. References to “we,” “us” and “our” in these footnotes refer to IBC and INB on a consolidated basis, unless otherwise specified.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 - Description of Business - Continued

We believe that our ability to rapidly and efficiently process and close mortgage loans gives us a competitive advantage. We also emphasize providing exceptional customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. We believe the above factors distinguish us from larger banks that operate in our primary market areas. In addition, we have a website, I-Netmortgageclearinghouse.com, which is an interactive web portal connecting buyers and sellers of real estate mortgages. The website is designed to provide access to banks and credit unions throughout the country so that prospective buyers of mortgage loans can access information about potential portfolio properties and sellers of loans can efficiently list mortgages for sale. We expect this website to be beneficial to our business strategy.

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

Note 3 - Securities

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity
At June 30, 2011
U.S. government agencies (1)	395	$686,859	$1,904	$2,266	$686,497	1.57%	4.4 Years
Corporate (2)	8	4,475	-	3,949	526	2.02%	22.1 Years
	403	$691,334	$1,904	$6,215	$687,023	1.58%	4.7 Years
At December 31, 2010
U.S. government agencies (1)	345	$609,755	$1,661	$5,468	$605,948	1.63%	4.8 Years
Corporate (2)	8	4,580	-	3,870	710	2.02%	22.6 Years
	353	$614,335	$1,661	$9,338	$606,658	1.63%	5.0 Years

(1)	Consist of debt obligations of U.S. government sponsored agencies - FHLB, FNMA, FHLMC and FFCB.
(2)

Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry. Amortized cost at June 30, 2011 and December 31, 2010 is reported net of other than temporary impairment charges of $3.6 million and $3.5 million, respectively.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

($ in thousands)		Less Than Twelve Months		Twelve Months or Longer		Total
	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At June 30, 2011
U.S. government agencies	167	$278,351	$2,266	$-	$-	$278,351	$2,266
Corporate	8	-	-	526	3,949	526	3,949
	175	$278,351	$2,266	$526	$3,949	$278,877	$6,215
At December 31, 2010
U.S. government agencies	186	$316,238	$5,468	$-	$-	$316,238	$5,468
Corporate	8	-	-	710	3,870	710	3,870
	194	$316,238	$5,468	$710	$3,870	$316,948	$9,338

We believe that the cause of the unrealized gains and losses on the U.S. government agencies securities portfolio is directly related to changes in market interest rates, which has been consistent with our experience.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities, Continued

In general, as interest rates rise, the estimated fair value of fixed-rate securities will decrease; as interest rates fall, their value will increase. All of the securities in the agency portfolio have either fixed interest rates or have predetermined scheduled interest rate increases and nearly all have call features that allow the issuer to call the security at par before its stated maturity without penalty. INB, which holds the portfolio, has the ability and intent to hold all of the investments for a period of time sufficient for the estimated fair value of the securities with unrealized losses to recover, which may be at the time of maturity. Historically, INB has always recovered the cost of its investments in U.S. government agency securities upon maturity. We view all the gross unrealized losses related to the agency portfolio to be temporary for the reasons noted above. The estimated fair values disclosed in the table above for U.S. government agency securities are obtained from third-party brokers who provide quoted prices derived from active markets for identical or similar securities.

INB also owns trust preferred securities that are also classified as held to maturity. The estimated fair values of these securities are depressed due to the weakened economy and financial condition of a large number of the issuing banks, a number of issuing banks that are no longer in business and restrictions that have been or can be placed on the payment of interest by regulatory agencies, all of which have severely reduced the demand for these securities and rendered their trading market inactive. We concluded that an adverse change in the estimated future cash flows has occurred to such a level that all of these securities have been other than temporarily impaired to varying degrees. The OTTI determinations are based on the amount of deferred and defaulted interest payments on the underlying collateral by the issuing banks such that it is no longer probable that INB will recover its full investment in the applicable security over time as indicated by an expected cash flow analysis prepared by a third party broker utilizing guidance prescribed under GAAP. There can be no assurance that there will not be further write downs on these trust preferred securities as conditions change.

The following table provides various information regarding trust preferred securities.

($ in thousands) Cusip # (1)	Credit Rating	Cost Basis	Write Downs (2)	Adj. Cost Basis	Estimated Fair Value (3)	Unrealized Loss	% of Collateral Defaulted	% of Collateral Deferred	# of Banks in Pool	OTTI (4)	Discount Margin (4)
At June 30, 2011
74041PAEO	C	$1,000	$(651)	$349	$25	$(324)	34.53%	10.29%	39	Yes	1.90%
74040XAD6	C+	1,016	(263)	753	142	(611)	14.74%	16.28%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	142	(611)	14.74%	16.28%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	142	(611)	14.74%	16.28%	54	Yes	1.80%
74040YAF9	C	981	(629)	352	14	(338)	16.95%	28.54%	58	Yes	1.70%
74040YAE2	C	1,000	(648)	352	14	(338)	16.95%	28.54%	58	Yes	1.70%
74041UAE9	C+	1,022	(441)	581	23	(558)	7.62%	27.66%	64	Yes	1.57%
74041UAE9	C+	1,023	(441)	582	24	(558)	7.62%	27.66%	64	Yes	1.57%
		$8,030	$(3,555)	$4,475	$526	$(3,949)
At December 31, 2010
74041PAEO	C	$1,000	$(642)	$358	$33	$(325)	34.53%	9.34%	39	Yes	1.90%
74040XAD6	C+	1,016	(262)	754	154	(600)	14.39%	15.94%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	152	(601)	14.39%	15.94%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	152	(601)	14.39%	15.94%	54	Yes	1.80%
74040YAF9	C	981	(629)	352	12	(340)	15.69%	29.80%	58	Yes	1.70%
74040YAE2	C	1,000	(648)	352	12	(340)	15.69%	29.80%	58	Yes	1.70%
74041UAE9	C+	1,022	(393)	629	98	(531)	7.56%	26.17%	64	Yes	1.57%
74041UAE9	C+	1,023	(394)	629	97	(532)	7.56%	26.17%	64	Yes	1.57%
		$8,030	$(3,450)	$4,580	$710	$(3,870)

(1) At June 30, 2011 all of these securities were on cash basis accounting because INB is currently not receiving contractual interest payments on these securities. The cash flows for the interest payments on these securities are being redirected to a more senior class of bondholders to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the security’s underlying performing collateral to a level where a predetermined coverage test fails and requires cash flows from interest payments to be redirected to a senior class of security holders. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of the cash flow and cash interest payments would resume on INB’s bonds, although no such assurance can be given as to the amount and timing of the resumption, if any. In the first half of 2011, INB received payments of interest on 74040XAD6 and 74040XAE4 totaling $24,000, and additional payments totaling $24,000 in July 2011.

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

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity at June 30, 2011 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$-	$-	-%
Due after one year through five years	485,876	486,647	1.38
Due after five years through ten years	194,438	193,429	2.03
Due after ten years	11,020	6,947	2.17
	$691,334	$687,023	1.58%

In March 2010, securities held to maturity with a carrying value of $24.1 million (estimated fair value of $24.8 million) were transferred to available-for-sale and promptly sold. A gross gain of $0.7 million was realized. The securities sold consisted of non-callable, fixed-rate U.S. government agency securities that were scheduled to mature at various times from 2011 through 2013. This transaction was undertaken to enhance INB’s capital level in response to its higher regulatory capital requirements. At June 30, 2011 and December 31, 2010, there were no securities classified as available for sale. There were no sales of securities in the first half of 2011.

Note 4 - Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At June 30, 2011		At December 31, 2010
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	354	$894,799	372	$948,275
Residential multifamily loans	180	347,404	193	380,180
Land development and other land loans	10	12,174	10	12,550
	544	1,254,377	575	1,341,005
Residential 1-4 family loans	2	404	2	416
Commercial business loans	21	1,802	20	1,454
Consumer loans	8	110	8	107
	31	2,316	30	1,977
Loans receivable, gross	575	1,256,693	605	1,342,982
Deferred loan fees		(4,565)		(5,656)

Loans receivable, net of deferred fees		1,252,128		1,337,326
Allowance for loan losses (1)		(31,772)		(34,840)
Loans receivable, net (2)		$1,220,356		$1,302,486

(1) At June 30, 2011 and December 31, 2010, a specific impairment valuation allowance (included in the allowance for loan losses) totaling $3.4 million and $7.2 million, respectively, was maintained on impaired loans. All of our loans are evaluated for impairment on a loan-by-loan basis.

(2) At June 30, 2011 and December 31, 2010, there were $45.4 million and $52.9 million of loans, respectively, on nonaccrual status and $5.6 million and $3.6 million, respectively, of accruing troubled debt restructured loans (TDRs). The total of these loans represented all of our impaired loans as of those dates. At June 30, 2011 and December 31, 2010, there were two loans totaling $4.6 million and three loans totaling $7.5 million, respectively, that were ninety days past due and still accruing interest. The loans at June 30, 2011 have matured and monthly payments are current.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Loans Receivable, Continued

In May 2010, we sold in bulk $83.7 million of nonaccrual loans, $102.6 million of accruing TDRs and $5.9 million of other performing loans. The loans were sold at a substantial discount to their net carrying values for total proceeds of $110.0 million. In connection with the sale, we recorded $82.2 million of loan chargeoffs and a $73.4 million provision for loan losses.

The recorded investment and unpaid principal balance of impaired loans and the corresponding impairment valuation allowance summarized by collateral type and location follows:

($ in thousands) At June 30, 2011	In New York	In Florida	In New Jersey	In Ohio	Total Recorded Investment (1)	Specific Valuation Allowance (2)	Total Unpaid Principal (3)	# of Loans
Commercial real estate:
Retail	$3,010	$9,504	$500	$2,304	$15,318	$794	$19,507	5
Hotel	2,274	-	-	-	2,274	68	2,274	1
Office Building	1,262	19,216	-	-	20,478	1,115	20,478	4
Warehouse	2,609	-	-	-	2,609	277	2,609	2
Mixed Use	3,925	-	-	-	3,925	515	3,925	2
Residential mulitifamily	1,121	4,306	-	940	6,367	631	9,286	4
Totals	$14,201	$33,026	$500	$3,244	$50,971	$3,400	$58,079	18
At December 31, 2010
Commercial real estate:
Retail	$3,017	$10,834	$500	$4,712	$19,063	$3,741	$19,303	5
Office Building	5,973	17,485	-	-	23,458	2,542	23,458	4
Warehouse	2,614	-	-	-	2,614	112	2,614	2
Mixed Use	3,929	-	-	-	3,929	515	3,929	2
Residential multifamily	2,981	2,863	-	1,647	7,491	295	9,372	4
Totals	$18,514	$31,182	$500	$6,359	$56,555	$7,205	$58,676	17

(1) Represents unpaid principal balance less any partial principal chargeoffs and interest received and applied as a reduction of principal.

(2) Represents a specific valuation allowance against the recorded investment.

(3) Represents the loan’s contractual unpaid principal balance (for informational purposes only).

Information related to impaired loans (consisting of nonaccrual loans and accruing TDRs) is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2011	2010	2011	2010
Average recorded investment in impaired loans	$43,456	$38,271	$48,207	$71,934
Cash basis interest income recognized on impaired loans	715	19	968	881
Average recorded investment in accruing TDR loans	5,625	69,768	4,771	83,286
Total interest income recognized on accruing TDR loans under modified terms	69	607	137	1,945

Age analysis of our loan portfolio is summarized as follows:

($ in thousands)	Current 0-30 Days	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Nonaccrual
At June 30, 2011
Accruing Loans:
Commercial real estate	$847,508	$-	$4,405	$1,904	$6,309	$-
Residential multifamily	337,045	-	3,299	2,690	5,989	-
Land	12,174	-	-	-	-	-
All other	2,316	-	-	-	-
Total accruing loans	1,199,043	-	7,704	4,594	12,298	-
Nonaccrual Loans:
Commercial real estate (1)	33,826	-	1,731	5,425	7,156	40,982
Residential multifamily	-	-	1,121	3,249	4,370	4,370
Total nonaccrual loans	33,826	-	2,852	8,674	11,526	45,352
Total loans	$1,232,869	$-	$10,556	$13,268	$23,824	$45,352

(1) At June 30, 2011, the amount in the current column included $32.6 million of TDRs for which payments are being made in accordance with their restructured terms, but the loans are maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion was comprised of certain paying loans classified nonaccrual. Interest from loan payments is recognized on a cash basis.

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

(1) At December 31, 2010, the amount in the current column included $21.5 million of TDRs for which payments are being made in accordance with their restructured terms, but the loans are maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion is comprised of certain paying loans classified nonaccrual. Interest from loan payments is recognized on a cash basis.

Information regarding loans restructured during 2011 and considered TDRs is as follows:

	Recorded Investment
($ in thousands)	Pre-Modification	Post-Modification
Multifamily loan – modified interest rate and amortization period – (accrual basis)	$1,998	$1,998
Commercial real estate loan – modified interest rate and amortization period – (cash basis)	$14,833	$14,833

We consider all of our TDRs totaling $38.2 million (of which $32.6 million were classified as nonaccrual loans) at June 30, 2011 and $25.1 million (of which $21.5 million were classified as nonaccrual loans) at December 31, 2010 to be impaired loans. Normally, our restructured loans are classified as nonaccrual, if at the time of restructuring the loan was on nonaccrual status. Once a sufficient amount of time has passed, generally six months, if the restructured loan has performed under the modified terms, the loan is normally returned to accrual status. In addition to the passage of time, we also consider the payment performance prior to restructure, collateral value and the ability of the borrower to make principal and interest payments in accordance with the modified terms. During the six months ended June 30, 2011, there were no restructured loans returned to accrual status. During the first half of 2011, we partially charged off a total of $3.6 million of three performing TDRs (classified as nonaccrual) as result of updated appraisals indicating that the fair value of the collateral was less than the carrying amount of the loan. The borrowers remain obligated to pay all principal amounts due.

Information regarding the credit quality of the loan portfolio based on internally assigned grades follows:

($ in thousands)	Pass	Special Mention	Substandard (1)	Total
At June 30, 2011
Commercial real estate	$804,651	$19,989	$70,159	$894,799
Residential multifamily	316,680	13,542	17,182	347,404
Land	9,253	-	2,921	12,174
All other	2,316	-	-	2,316
Total loans	$1,132,900	$33,531	$90,262	$1,256,693
Allocation of allowance for loan losses	$22,083	$807	$8,882	$31,772
At December 31, 2010
Commercial real estate	$858,632	$23,295	$66,348	$948,275
Residential multifamily	346,589	14,127	19,464	380,180
Land	9,417	2,837	296	12,550
All other	1,977	-	-	1,977
Total loans	$1,216,615	$40,259	$86,108	$1,342,982
Allocation of allowance for loan losses	$23,236	$1,174	$10,430	$34,840

(1) Substandard loans consist of $45.4 million of nonaccrual loans, $5.6 million of accruing TDRs and $39.3 million of other performing loans at June 30, 2011 and $52.9 million of nonaccrual loans, $3.6 million of accruing TDRs and $29.6 million of other performing loans at December 31, 2010. For a discussion regarding the internal credit grade criteria, see note 1 to the financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Loans Receivable, Continued

The geographic distribution of the loan portfolio by state follows:

	At June 30, 2011		At December 31, 2010
($ in thousands)	Amount	% of Total	Amount	% of Total
New York	$839,873	66.8%	$ 916,485	68.2%
Florida	304,576	24.2	310,560	23.1
New Jersey	31,696	2.5	32,482	2.4
Pennsylvania	22,949	1.8	23,360	1.7
Connecticut	11,686	1.0	11,816	0.9
Georgia	9,134	0.8	9,254	0.7
Virginia	8,291	0.7	8,377	0.6
North Carolina	7,795	0.6	7,859	0.6
Kentucky	7,750	0.6	7,826	0.6
Ohio	4,089	0.3	7,215	0.6
All other states	8,854	0.7	7,748	0.6
	$1,256,693	100.0%	$1,342,982	100.0%

Note 5 - Allowance for Loan Losses

Activity in the allowance for loan losses by loan type and for the periods indicated are as follows:

($ in thousands)	Commercial Real Estate	Residential Multifamily	Land	All Other	Total
Quarter Ended June 30, 2011
Balance at beginning of period	$19,689	$11,204	$1,496	$11	$32,400
Loan chargeoffs	(336)	(1,038)	-	-	(1,374)
Loan recoveries	-	4	-	-	4
Provision (credit) for loan losses	(250)	897	92	3	742
Balance at end of period (1)	$19,103	$11,067	$1,588	$14	$31,772
Quarter Ended June 30, 2010
Balance at beginning of period	$19,632	$7,863	$787	$18	$28,300
Loan chargeoffs	(56,123)	(24,884)	(4,476)	-	(85,483)
Loan recoveries	-	-	-	-	-
Provision for loan losses	55,851	27,524	4,158	-	87,533
Balance at end of period (1)	$19,360	$10,503	$469	$18	$30,350

($ in thousands)	Commercial Real Estate	Residential Multifamily	Land	All Other	Total
Six-Months Ended June 30, 2011
Balance at beginning of period	$21,919	$11,356	$1,553	$12	$34,840
Loan chargeoffs	(4,500)	(1,387)	-	-	(5,887)
Loan recoveries	-	32	-	-	32
Provision for loan losses	1,684	1,066	35	2	2,787
Balance at end of period (1)	$19,103	$11,067	$1,588	$14	$31,772
Six-Months Ended June 30, 2010
Balance at beginning of period	$19,275	$11,696	$1,650	$19	$32,640
Loan chargeoffs	(59,170)	(34,415)	(5,877)	-	(99,462)
Loan recoveries	-	-	-	-	-
Provision (credit) for loan losses	59,255	33,222	4,696	(1)	97,172
Balance at end of period (1)	$19,360	$10,503	$469	$18	$30,350

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 - Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At June 30, 2011		At December 31, 2010
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	2	$7,154	2	$7,932
Residential multifamily	3	14,073	3	14,573
Land	2	4,559	2	4,559
	7	$25,786	7	$27,064

(1) Reported net of valuation allowance.

In May 2010, $14.4 million of foreclosed real estate was sold in a bulk sale at substantial discounts to their then net carrying values for net proceeds of $9.1 million. In connection with the sale, we recorded a $5.3 million provision for real estate losses and a like amount of real estate chargeoffs.

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2011	2010	2011	2010
Valuation allowance at beginning of period	$2,688	$4,794	$2,688	$2,793
Provision for real estate losses	1,278	8,520	1,278	10,521
Real estate chargeoffs	-	(11,732)	-	(11,732)
Valuation allowance at end of period	$3,966	$1,582	$3,966	$1,582

Note 7 - Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At June 30, 2011		At December 31, 2010
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$465,643	2.96%	$431,881	3.09%
Over one to two years	351,384	3.37	349,174	3.63
Over two to three years	273,570	4.23	298,287	4.26
Over three to four years	114,669	3.64	113,587	3.78
Over four years	75,887	4.33	112,016	4.13
Total certificates of deposit (1)	$1,281,153	3.49%	$1,304,945	3.65%

(1) CDs of $100,000 or more totaled $633 million at June 30, 2011 and $639 million at December 31, 2010 and included brokered CDs of $138 million and $159 million, respectively. At June 30, 2011, CDs of $100,000 or more by remaining maturity were as follows: $203 million due within one year; $174 million due over one to two years; $151 million due over two to three years; $59 million due over three to four years; and $46 million due thereafter.

Note 8 - FHLB Advances and Lines of Credit

At June 30, 2011, INB had access to $38 million of unsecured credit lines that were cancelable at any time. As a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can borrow from these institutions on a secured basis. At June 30, 2011, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $720 million from the FHLB and FRB if needed.

The following is a summary of certain information regarding FHLB advances in the aggregate:

	At or For the Quarter Ended June 30,		For the Six-Months Ended June 30,
($ in thousands)	2011	2010	2011	2010
Balance at period end	$22,500	$40,500
Maximum amount outstanding at any month end for the period	$22,500	$45,500	$25,500	$55,500
Average outstanding balance for the period	$22,632	$43,500	$23,710	$47,807
Weighted-average interest rate paid for the period	4.11%	3.95%	4.10%	3.82%
Weighted-average interest rate at period end	4.07%	3.93%

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - FHLB Advances and Lines of Credit, Continued

Scheduled contractual maturities of outstanding FHLB advances as of June 30, 2011 were as follows:

($ in thousands)	Amount	Wtd. Avg. Rate
Maturing in the period July l, 2011 through December 31, 2011	$5,000	3.98%
Maturing in 2012	10,500	4.02%
Maturing in 2013	7,000	4.22%
	$22,500	4.07%

Note 9 - Subordinated Debentures - Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding at June 30, 2011 are summarized as follows:

($ in thousands)	Principal	Accrued Interest Payable	Interest Rate
Capital Securities II - debentures due September 17, 2033	$15,464	$ 806	3.20%
Capital Securities III - debentures due March 17, 2034	15,464	766	3.04%
Capital Securities IV - debentures due September 20, 2034	15,464	664	2.65%
Capital Securities V - debentures due December 15, 2036	10,310	1,140	6.83%
	$56,702	$3,376

The securities are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. Each Trust was formed with a capital contribution from IBC and for the sole purpose of issuing and administering the Capital Securities.

The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire IBC’s Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of IBC’s capital contributions of $1.7 million, total $55 million and qualify as regulatory Tier 1 capital up to certain limits. IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II to IV were capitalized and are being amortized over the life of the securities using the straight-line method. The unamortized balance totaled $0.8 million at June 30, 2011. There were no issuance costs associated with Capital Securities V.

As of June 30, 2011, interest payments on the Junior Subordinated Debentures (and the corresponding distributions on the Capital Securities) are payable in arrears as follows:

•	Capital Securities II - quarterly at the rate of 2.95% over 3 month libor;

•	Capital Securities III - quarterly at the rate of 2.79% over 3 month libor;

•	Capital Securities IV- quarterly at the rate of 2.40% over 3 month libor; and

•	Capital Securities V - quarterly at the fixed rate of 6.83% per annum until September 15, 2011 and thereafter at the rate of 1.65% over 3 month libor.

Interest payments may be deferred at any time and from time to time during the term of the Junior Subordinated Debentures at IBC’s election for up to 20 consecutive quarterly periods, or 5 years. There is no limitation on the number of extension periods IBC may elect, provided, however, no deferral period may extend beyond the maturity date of the Junior Subordinated Debentures. During an interest deferral period, interest will continue to accrue on the Junior Subordinated Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, IBC will be obligated to pay all interest then accrued and unpaid. During the deferral period, among other restrictions, IBC and any affiliate cannot, subject to certain exceptions: (i) declare or pay any dividends or distributions on, or redeem, purchase or acquire any capital stock of IBC or its affiliates (other than payment of dividends to IBC); or (ii) make any payment of principal or interest or premium on, or repay, repurchase or redeem any debt securities of IBC or its affiliates that rank pari passu with or junior to the Junior Subordinated Debentures.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 - Subordinated Debentures - Capital Securities, Continued

In February 2010, IBC exercised its right to defer interest payments. This deferral does not constitute a default under the indentures governing the securities. At June 30, 2011, IBC had accrued a total of $3.4 million of interest payments on the Junior Subordinated Debentures.

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

Note 10 - Stockholders’ Equity and Dividends in Arrears

IBC is authorized to issue up to 63,000,000 shares of its capital stock, consisting of 62,000,000 shares of Class A common stock, 700,000 shares of Class B common stock and 300,000 shares of preferred stock. IBC’s board of directors determines the powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued. A total of 25,000 shares of preferred stock are designated as Series A and are owned by the U.S. Treasury as described in note 11 to financial statements included in our 2010 10-K.

As a condition of its public common stock offering in 2010, IBC agreed to no longer issue or authorize the issuance of any Class B common stock and IBC asked its stockholders (at its 2011 annual meeting of stockholders held on May 19, 2011) to vote on and approve a proposal to amend and restate IBC’s Certificate of Incorporation to eliminate any and all references to Class B common stock and to rename its Class A common stock “common stock.” At the meeting, this proposal did not receive the requisite vote required for approval. IBC will continue to seek such approval at each subsequent annual or special meeting of its stockholders until such approval is obtained. Since IBC has agreed not to issue Class B common stock, the only impact of the failure to get approval is that IBC must continue to put the matter on the agenda for future meetings until such approval is obtained.

In February 2010, IBC ceased declaration and payment of dividends on the preferred stock held by the Treasury as required by IBC’s primary regulator. IBC has missed six dividend payments as of the date of filing of this report.

At June 30, 2011, the amount of Preferred Share Dividends undeclared, unpaid and in arrears totaled $2.1 million. The preferred stock carries a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% beginning in December 2013. Dividends compound if they accrue and are not paid and they also reduce earnings or increase losses available to common stockholders. A failure to pay a total of six preferred share dividend payments, whether or not consecutive, gives the holders of the shares the right to elect two directors to IBC’s board of directors. That right would continue until IBC pays all dividends in arrears.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11 - Common Stock Options

IBC has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options, restricted stock and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. As of June 30, 2011, the maximum number of shares of Class A common stock that may be awarded under the Plan is 1,500,000. At June 30, 2011, 827,160 shares of Class A common stock were available for award under the Plan. There were no grants during the first half of 2011 or 2010. There was no activity in outstanding awards for the six-months ended June 30, 2011. For a summary of outstanding common stock options as well as a common stock warrant held by the Treasury, see note 14 to the financial statements in our 2010 10-K.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award and is as follows: for the quarter ended June 30, 2011 and 2010, $77,000 and $11,000, respectively, and for the six-months ended June 30, 2011 and 2010, $155,000 and $21,000, respectively. Stock-based compensation expense is recorded as an expense and a corresponding increase to stockholders’ equity. At June 30, 2011, pre-tax compensation cost related to all nonvested awards of options and restricted stock not yet recognized totaled $734,000 and will be recognized over a weighted-average period of approximately 2.42 years.

Note 12 - Deferred Tax Asset

At June 30, 2011 and December 31, 2010, we had a deferred tax asset totaling $43.0 million and $47.1 million, respectively. The tax asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future income tax deductions as well as an unused net operating loss carryforward (NOL) of approximately $50 million for Federal purposes and approximately $80 million for state and local purposes as of June 30, 2011. The NOLs are available to be applied against our future taxable income. The NOLs expire in 2030.

We have determined that a valuation allowance for the deferred tax asset was not required at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized. This conclusion is based on our prior earnings history (exclusive of the NOL generated in the second quarter of 2010) coupled with evidence (such as our profitable fourth quarter of 2010 and first and second quarters of 2011, and future projections of taxable income) indicating that we will be able to generate an adequate amount of future taxable income over a reasonable period of time to fully utilize the deferred tax asset.

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

Note 13 - Earnings (Loss) Per Common Share

Net earnings (loss) applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings (loss) per common share computations are summarized in the table that follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
	2011	2010	2011	2010
Net earnings (loss) applicable to common stockholders	$ 2,458,000	$(51,864,000)	$ 4,184,000	$(54,751,000)
Weighted-Average number of common shares outstanding (1)	21,126,489	8,616,416	21,126,489	8,444,569
Basic Earnings (Loss) Per Common Share	$0.12	$(6.02)	$0.20	$(6.48)
Diluted Earnings (Loss) Per Common Share	$0.12	$(6.02)	$0.20	$(6.48)

(1) All outstanding options and warrant to purchase common stock during each of the periods above were not dilutive for purposes of the diluted earnings per share computations.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 - Off-Balance Sheet Financial Instruments

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These instruments can be in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in our financial statements. Our maximum exposure to credit risk is represented by the contractual amount of those instruments.

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees to us. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. INB from time to time issues standby letters of credit, which are conditional commitments issued by INB to guarantee the performance of a customer to a third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in originating loans. We had no standby letters of credit outstanding at June 30, 2011 or December 31, 2010.

The contractual amounts of off-balance sheet financial instruments are summarized as follows:

	At June 30,	At December 31,
($ in thousands)	2011	2010
Unfunded loan commitments	$45,664	$6,305
Available lines of credit	805	816
	$46,469	$7,121

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

The Formal Agreement also limits INB’s ability to pay dividends to IBC and requires INB to maintain Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 capital at least equal to 10% of risk-weighted assets; and total risk-based capital at least equal to 12% of risk-weighted assets. These are the same levels that INB agreed with the OCC to maintain beginning April 7, 2009. Furthermore, INB is not allowed to accept brokered deposits without the prior approval of the OCC and it is also required, in the absence of a waiver from the FDIC, based on a determination that INB operates in high cost deposit markets, to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. At June 30, 2011, all of INB’s deposit products were at levels at or below the FDIC national rates plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15 - Regulatory Capital and Regulatory Matters, Continued

In addition, IBC cannot declare or pay dividends without the prior approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors (the “Banking Director”). IBC also cannot take any payments representing a reduction in capital from INB without prior approval of the FRB and IBC cannot make any distributions of interest, principal or other sums on its subordinated debentures or trust preferred securities without prior approval from the FRB and the Banking Director. Furthermore, IBC may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior approval of the FRB. IBC was required to and submitted within 90 days of the date of the Federal Reserve Agreement a plan to continue to maintain sufficient capital. Finally, IBC must notify the FRB when appointing any new director or senior executive officer or changing responsibilities of any senior executive officer, and IBC is also restricted in making certain severance and indemnification payments. We are committed to and are taking all necessary actions to promptly address the requirements of the Federal Reserve Agreement.

At June 30, 2011 and December 31, 2010, we believe that IBC and INB met all capital adequacy requirements to which they are subject. As of the date of filing of this report, we are not aware of any conditions or events that would have changed the status of such compliance with regulatory capital requirements from June 30, 2011.

Information regarding our regulatory capital and related ratios is summarized as follows:

	INB		IBC Consolidated
	At June 30,	At December 31,	At June 30,	At December 31,
($ in thousands)	2011	2010	2011	2010
Tier 1 Capital (1)	$207,168	$197,660	$216,338	$208,091
Tier 2 Capital	18,416	19,254	18,500	19,370
Total risk-based capital	$225,584	$216,914	$234,838	$227,461
Net risk-weighted assets	$1,460,394	$1,525,185	$1,466,708	$1,534,108
Average assets for regulatory purposes	$1,990,000	$2,057,155	$1,999,523	$2,069,318
Total capital to risk-weighted assets	15.45%	14.22%	16.01%	14.83%
Tier 1 capital to risk-weighted assets	14.19%	12.96%	14.75%	13.56%
Tier 1 capital to average assets	10.41%	9.61%	10.82%	10.06%

(1) IBC’s consolidated Tier 1 capital at June 30, 2011 and December 31, 2010 included $55 million of IBC’s outstanding qualifying trust preferred securities and $25 million of IBC’s cumulative perpetual preferred stock held by the U.S. Treasury.

The table that follows presents information regarding our capital adequacy.

			Capital Requirements
	Actual Capital		Minimum Under Prompt Corrective Action Provisions		To Be “Well Capitalized” Under Prompt Corrective Action Provisions		Minimum Under Agreement with OCC
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated at June 30, 2011: (1)
Total capital to risk-weighted assets	$234,838	16.01%	$117,337	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$216,338	14.75%	$58,668	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$216,338	10.82%	$79,981	4.00%	NA	NA	NA	NA
Consolidated at December 31, 2010: (1)
Total capital to risk-weighted assets	$227,461	14.83%	$122,729	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$208,091	13.56%	$61,364	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$208,091	10.06%	$82,773	4.00%	NA	NA	NA	NA
INB at June 30, 2011:
Total capital to risk-weighted assets	$225,584	15.45%	$116,832	8.00%	$146,039	10.00%	$175,247	12.00%
Tier 1 capital to risk-weighted assets	$207,168	14.19%	$58,416	4.00%	$87,624	6.00%	$146,039	10.00%
Tier 1 capital to average assets	$207,168	10.41%	$79,600	4.00%	$99,500	5.00%	$179,100	9.00%
INB at December 31, 2010:
Total capital to risk-weighted assets	$216,914	14.22%	$122,015	8.00%	$152,519	10.00%	$183,022	12.00%
Tier 1 capital to risk-weighted assets	$197,660	12.96%	$61,007	4.00%	$91,511	6.00%	$152,519	10.00%
Tier 1 capital to average assets	$197,660	9.61%	$82,286	4.00%	$102,858	5.00%	$185,144	9.00%

(1) Assuming IBC had excluded all of its eligible outstanding trust preferred securities (which totaled $55 million) from its Tier 1 capital and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios at June 30, 2011 would have been 16.01%, 11.00% and 8.07%, respectively.

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

Note 17 - Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Currently, we have no assets or liabilities that are recorded at fair value on a recurring basis, such as a securities available for sale portfolio. From time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans, impaired investment securities and foreclosed real estate. These nonrecurring fair value adjustments involve the application of lower-of-cost-or-market accounting or writedowns of individual assets. In accordance with GAAP, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. For level 3, valuations are generated from model-based techniques that use significant assumptions not observable in the market. These assumptions reflect our estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include the use of discounted cash flow models. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. See note 21 to the financial statements in our 2010 10-K for a further discussion of valuation levels 1 and 2. All of our assets measured at fair value on a nonrecurring basis use level 3 inputs.

The following table provides information regarding our assets measured at fair value on a nonrecurring basis.

	At June 30, 2011	At December 31, 2010	Total Losses (Gains) (3)
			Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	Carrying Value	Carrying Value	2011	2010	2011	2010
Impaired loans (1):
Commercial real estate	$44,604	$49,064	$(160)	$49,920	$242	$54,131
Residential multifamily	6,367	7,491	1,083	21,016	1,691	27,346
Land	-	-	-	4,084	-	4,696
Total impaired loans	50,971	56,555	923	75,020	1,933	86,173
Impaired securities (2)	4,475	4,580	-	18	105	548
Foreclosed real estate	25,786	27,064	1,278	8,647	1,278	10,648

(1) Comprised of nonaccrual loans and accruing TDRs and excludes a specific valuation allowance of $3.4 million. See note 4.

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

The following table presents information regarding the change is assets measured at fair value on a nonrecurring basis for the six-months ended June 30, 2011.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2010	$4,580	$56,555	$27,064
Net new impaired loans	-	8,801	-
Other than temporary impairment writedowns	(105)	-	-
Principal repayments and payoffs	-	(8,615)	-
Chargeoffs of impaired loans	-	(5,770)	-
Writedowns of carrying value subsequent to foreclosure	-	-	(1,278)
Balance at June 30, 2011	$4,475	$50,971	$25,786

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17 - Fair Value Measurements, Continued

The fair value estimates of all of our financial instruments shown in the table that follows are made at a specific point in time based on available information. Where available, quoted market prices are used. A significant portion of our financial instruments, such as our mortgage loans, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by us that include the instrument’s credit risk characteristics and future estimated cash flows and prevailing interest rates. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of our assumptions could cause the fair value estimates to deviate substantially. A discussion regarding the assumptions used to compute the estimated fair values disclosed in the table below can be found in note 21 to the financial statements in our 2010 10-K.

The carrying and estimated fair values of our financial instruments are as follows:

	At June 30, 2011		At December 31, 2010
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$14,461	$14,461	$23,911	$23,911
Securities held to maturity, net	691,334	687,023	614,335	606,658
FRB and FHLB stock	9,467	9,467	9,655	9,655
Loans receivable, net	1,220,356	1,251,262	1,302,486	1,336,412
Loan fees receivable	4,864	3,999	5,470	4,441
Accrued interest receivable	7,919	7,919	8,925	8,925
Financial Liabilities:
Deposits	1,735,292	1,782,511	1,766,083	1,821,899
Borrowed funds plus accrued interest payable	82,634	82,611	84,676	83,661
Accrued interest payable on deposits	4,314	4,314	4,593	4,593
Off-Balance Sheet Instruments: Commitments to lend	260	260	143	143

Note 18 - Recent Accounting Standards Update

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosures require significantly more information about credit quality in a financial institution’s loan portfolio. The statement addresses only disclosures and does not change recognition or measurement of the allowance. The adoption of this guidance on January 1, 2011 did not have a material impact on our consolidated financial statements.

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

ASU 2011-02 is effective for our first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying this ASU, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. We do not expect the adoption of this new ASU to have a material impact on our consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03 Transfers and Servicing (Topic 860): “Reconsideration of Effective Control for Repurchase Agreements,” which applies to all public entities. It affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. ASU 2011-03 removes the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. Consequently, it also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. Eliminating the transferor’s ability criterion and related implementation guidance from an entity’s assessment of effective control should improve the accounting for repos and other similar transactions. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We do not expect the adoption of ASU 2011-03 to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU 2011-04 is expected to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, it changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements of ASU 2011-04, it is not intended for the amendments to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements, including the following: (1) measuring the fair value of financial instruments that are managed within a portfolio; (2) application of premiums and discounts in a fair value measurement; and (3) additional disclosures about fair value measurements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 18 - Recent Accounting Standards Update, Continued

ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. We are currently evaluating the impact of ASU 2011-04 on our consolidated financial statements, but we do not expect its adoption to have a material impact on our consolidated financial statements, other than to further increase the amount of financial disclosures already provided.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 are effective for our interim reporting period beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 is not expected to have an impact on our financial statements.

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., our independent registered public accounting firm, has made a limited review of our financial data as of June 30, 2011 and for the three- and six-month periods ended June 30, 2011 and 2010 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of June 30, 2011 and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2011 and 2010, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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
August 1, 2011

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the accompanying quarterly financial statements in this report on Form 10-Q as well as our entire 2010 Annual Report on Form 10-K (“2010 10-K”).

Intervest Bancshares Corporation (“IBC”) is the parent company of Intervest National Bank (“INB”). References in this report to “we,” “us” and “our” refer to these entities on a consolidated basis, unless otherwise specified. For a discussion of our business, see note 2 to the financial statements included in this report. Our business is also affected by various risk factors, which are disclosed in Item 1A of our 2010 10-K and updated as needed in Item 1A of Part II of our reports on Form 10-Q.

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

Critical Accounting Policies

A detailed discussion of our critical accounting policies and the factors and estimates we use in applying them can be found under the caption “Critical Accounting Policies” on pages 46 to 50 in our 2010 10-K.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

A comparison of selected consolidated balance sheet information follows:

	At June 30, 2011		At December 31, 2010
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$14,461	0.7%	$23,911	1.2%
Security investments, net	700,801	34.2	623,990	30.1
Loans receivable, net of deferred fees and loan loss allowance	1,220,356	59.5	1,302,486	62.9
Foreclosed real estate, net of valuation allowance	25,786	1.3	27,064	1.3
All other assets	88,975	4.3	93,417	4.5
Total assets	$2,050,379	100.0%	$2,070,868	100.0%
Deposits	$1,735,292	84.6%	$1,766,083	85.3%
Borrowed funds and related interest payable	82,634	4.1	84,676	4.1
All other liabilities	41,299	2.0	34,149	1.6
Total liabilities	1,859,225	90.7	1,884,908	91.0
Stockholders’ equity	191,154	9.3	185,960	9.0
Total liabilities and stockholders’ equity	$2,050,379	100.0%	$2,070,868	100.0%

General

Total assets at June 30, 2011 decreased to $2.05 billion from $2.07 billion at December 31, 2010, primarily reflecting a decrease in loans receivable, partially offset by a higher level of security investments. The net decrease was funded primarily by a reduction in deposit liabilities.

Cash and Cash Equivalents

Cash and cash equivalents decreased to $14 million at June 30, 2011 from $24 million at December 31, 2010. The level of cash and cash equivalents fluctuates based on various factors, including our liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities. See the section “Liquidity and Capital Resources” in this report for a discussion of our liquidity.

Security Investments

Security investments consist of securities held to maturity and Federal Reserve Bank (FRB) and Federal Home Loan Bank of New York (FHLB) stock totaling $701 million at June 30, 2011 and $624 million at December 31, 2010.

Securities are classified as held to maturity and are carried at amortized cost when we have the intent and ability to hold them to maturity. Such investments, all of which are held by INB, increased to $691 million at June 30, 2011, from $614 million at December 31, 2010. The increase reflected $310.6 million of new purchases during the period, partially offset by $228.6 million of calls, $5.1 million of maturities and $0.1 million of impairment writedowns. The growth in security investments has been a function of decreased lending opportunities.

At June 30, 2011, the securities portfolio consisted of investment grade rated debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $686.8 million and noninvestment grade rated corporate securities (consisting of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry) totaling $4.5 million. As discussed in more detail in note 3 to the financial statements included in this report, impairment charges totaling $3.6 million have been recorded on the trust preferred security investments.

At June 30, 2011, the held to maturity portfolio had a weighted-average yield to earliest call date of 1.58% and a weighted-average remaining contractual maturity of 4.7 years. Nearly all of the securities have fixed interest rates or have predetermined rate increases and call features that allow the issuer to call the security before its stated maturity without penalty. Over the next twelve months, approximately $229 million of securities in the portfolio could potentially be called assuming market interest rates remain at or near current levels. A large portion of the resulting proceeds would then be reinvested into similar securities and potentially at lower rates. At the time of purchase, securities with callable features routinely have higher yields than non-callable securities with the same maturity. However, the callable features or the expiration of the non-callable period of the security will most likely result in the early call of securities in a declining or flat rate environment, which results in re-investment risk of the proceeds.

At June 30, 2011 and December 31, 2010, the held-to-maturity portfolio’s estimated fair value was $687 million and $607 million, respectively. At June 30, 2011, the portfolio had a net unrealized loss of $4.3 million, compared to a net unrealized loss of $7.7 million at December 31, 2010. See note 3 to the financial statements included in this report for information on and a discussion of unrealized losses.

In order for INB to be a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity, which amounted to $5.8 million and $3.7 million, respectively, at June 30, 2011. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was most recently at the rate of 4.50% on May 19, 2011. The total required investment fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

Loans Receivable, Net of Deferred Fees

Total loans receivable, net of unearned fees, amounted to $1.25 billion at June 30, 2011, an $85 million decrease from $1.34 billion at December 31, 2010. The decrease was due to an aggregate of $108.6 million of principal repayments (resulting from $91.9 million of loan payoffs and $16.7 million of normal amortization) and $5.9 million of loan chargeoffs, partially offset by $28.2 million of new loan originations and $1.1 million decrease in unearned fees. Loans paid off during the period had a weighted-average contractual yield of 6.48%. New loan originations during the period are secured by commercial and multifamily real estate and the loans are all fixed-rate with a weighted-average yield and term of 6.30% and 4.6 years, respectively. Fixed-rate loans constituted approximately 76% of the consolidated loan portfolio at June 30, 2011. The portfolio also includes many loans (approximately 21% of the portfolio) that have terms that call for predetermined interest rate increases over the life of the loan. See the section “Asset and Liability Management” in our 2010 10-K for a further discussion of fixed-rate loans and their impact to our interest rate risk.

Our loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties located in New York (67%) and Florida (24%). The properties include rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self storage facilities and some vacant land.

At June 30, 2011, our real estate loans consisted of 546 loans with an aggregate principal balance of $1.25 billion and an average loan size of $2.3 million. Loans with principal balances of more than $10 million consisted of 10 loans totaling $131 million, with the largest loan being $16.1 million. Loans with principal balances of $5 million to $10 million consisted of 54 loans and aggregated to $353 million.

The following table sets forth property types securing our real estate loan portfolio:

($ in thousands)	In New York	In Florida	In Other States	Total At June 30, 2011	Total At December 31, 2010
Commercial Real Estate:
Retail stores	$314,218	$84,147	$59,506	$457,871	$492,596
Office buildings	141,219	57,074	31,295	229,588	239,047
Industrial/warehouse	64,665	6,450	771	71,886	77,890
Hotels	39,374	15,061	-	54,435	55,044
Mobile home parks	-	23,263	-	23,263	21,082
Parking lots/garages	24,154	-	-	24,154	25,488
Other	14,675	16,939	1,988	33,602	37,128
Residential Multifamily (5 or more units)	237,723	91,002	18,679	347,404	380,180
Vacant Land	3,437	8,737	-	12,174	12,550
Residential 1-4 Family	378	26	-	404	416
	$839,843	$302,699	$112,239	$1,254,781	$1,341,421

The following table sets forth information regarding loans of more than $10 million at June 30, 2011:

($ in thousands) Property Type	Property Location	Principal Balance	Interest Rate	Maturity Date	Status
Office building	New York, New York	$16,129	6.00%	Aug 2013	Performing
Office building	New York, New York	15,589	6.13%	Apr 2015	Performing
Retail stores	White Plains, New York	15,268	6.00%	Sep 2015	Performing
Office building	Miami, Florida	14,834	5.00%	Oct 2018	TDR-nonaccrual (1)
Residential Multifamily	Tampa, Florida	12,796	5.75%	Sep 2020	Performing
Office building	Ft. Lauderdale, Florida	12,205	6.00%	May 2016	Performing
Retail stores	Manorville, New York	11,299	6.25%	Sep 2024	Performing
Retail stores	Brooklyn, New York	11,276	6.00%	Nov 2013	Performing
Hotel	New York, New York	11,205	6.45%	Jul 2012	Performing
Office building	New York, New York	10,718	6.00%	Apr 2014	Performing

		$131,319

(1) Loan was restructured in June 2011. Monthly payments are interest only based on 5.00% to 6/1/2013. Beginning 7/01/13 monthly P&I payments resume with a 5.125% interest rate. Thereafter rate increases each year on 6/1 as follows: 5.25%, 5.375%, 5.50%, 5.625% and 5.75%. Regulatory guidance requires loan to remain on nonaccrual status as of June 30, 2011.

The following table sets forth information regarding loans outstanding at June 30, 2011 by year of origination:

($ in thousands) Year Originated	Balance Outstanding	% of Total	Balance Rated Substandard	% of Outstanding	Balance Nonaccrual	% of Outstanding
2004 and prior	$199,437	16%	$1,731	1%	$1,731	0.9%
2005	99,427	8%	15,816	16%	3,748	3.8%
2006	163,937	13%	2,071	1%	2,071	1.3%
2007	260,702	21%	60,150	23%	32,214	12.4%
2008	263,218	21%	9,045	3%	5,588	2.1%
2009	170,069	13%	1,449	1%	-	-
2010	73,290	6%	-	-	-	-
2011	26,613	2%	-	-	-	-

	$1,256,693	100%	$90,262	7%	$45,352	3.6%

For additional information concerning the loan portfolio, see note 4 to the financial statements included in this report.

Nonperforming Assets

The table below summarizes nonperforming assets, past due loans and selected ratios as of the dates indicated.

($ in thousands)	At December 31, 2010	At March 31, 2011	At June 30, 2011
Nonaccrual loans (1)	$52,923	$45,192	$45,352
Real estate acquired through foreclosure	27,064	27,064	25,786
Investment securities on a cash basis (2)	2,318	4,475	4,475
Total nonperforming assets	$82,305	$76,731	$75,613
Loans past due 90 days and still accruing (3)	$7,481	$3,879	$4,594
Loans past due 60-89 days and still accruing	$4,008	$-	$7,704
Loans past due 31-59 days and still accruing	$7,356	$21,785	$-
Nonperforming assets to total assets	3.97%	3.81%	3.69%
Nonaccrual loans to total gross loans	3.94%	3.46%	3.61%
Allowance for loan losses to total net loans	2.61%	2.49%	2.54%
Allowance for loan losses to nonaccrual loans	65.83%	71.69%	70.06%

(1) Include restructured loans (TDRs) of $21.5 million, $18.1 million and $32.6 million at December 31, 2010, March 31, 2011 and June 30, 2011, respectively that are performing in accordance with their restructured terms but are classified as nonaccrual in accordance with regulatory guidance.

(2) See note 3 to the financial statements included in this report.

(3) At June 30, 2011, the balance consisted of 2 loans that have matured and the borrowers were making monthly loan payments.

The table that follows summarizes the change in nonaccrual loans for the period indicated.

($ in thousands)	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011	Six-Months Ended June 30, 2011
Balance at beginning of period	$52,923	$45,192	$52,923
Net new additions	5,250	1,551	6,801
Payoffs and principal repayments	(8,585)	(17)	(8,602)
Chargeoffs	(4,396)	(1,374)	(5,770)
Balance at end of period	$45,192	$45,352	$45,352

The table that follows summarizes the change in accruing TDRs for the period indicated.

($ in thousands)	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011	Six-Months Ended June 30, 2011
Balance at beginning of period	$3,632	$5,630	$3,632
New additions	2,000	—	2,000
Principal repayments	(2)	(11)	(13)
Balance at end of period	$5,630	$5,619	$5,619

In addition to nonaccrual loans and accruing TDRs, at June 30, 2011, there were an additional 15 loans totaling $39.3 million for which there were concerns regarding the ability of the borrowers to meet existing repayment terms. These loans were rated substandard and reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loans. These loans may never become delinquent, nonaccrual or impaired. Potential problem loans, such as these, are considered in the determination of the overall adequacy of the allowance for loan losses.

The table that follows details foreclosed real estate we owned at the dates indicated.

($ in thousands) Property Type	City	State	Date Acquired	At December 31, 2010 Carrying Value (1)	At June 30, 2011 Carrying Value (1)
Undeveloped Land	Hollywood	Florida	Feb 2008	$2,645	$2,645
Hotel	Orlando	Florida	Apr 2009	5,820	5,820
Office Building	Yonkers	New York	Aug 2009	2,112	1,334
Residential Multifamily	Austell	Georgia	Sep 2009	3,696	3,196
Undeveloped Land	Perryville	Maryland	Apr 2010	1,914	1,914
Residential Multifamily	Louisville	Kentucky	Jul 2010	7,488	7,488
Residential Multifamily	Louisville	Kentucky	Jul 2010	3,389	3,389
				$27,064	$25,786

(1) Carrying value is reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure. The total valuation allowance amounted to $4.0 million at June 30, 2011 and $2.7 million at December 31, 2010. See note 6 to the financial statements included in this report for additional information.

For additional information on nonaccrual loans, past due loans and real estate owned, see notes 4 and 6 to the financial statements included in this report.

Allowance For Loan Losses

The allowance for loan losses amounted to $31.8 million at June 30, 2011, compared to $34.8 million at December 31, 2010. The allowance represented 2.54% of total loans (net of deferred fees) outstanding at June 30, 2011, compared to 2.61% at December 31, 2010. The net decrease in the allowance was due to $5.9 million of chargeoffs, partially offset by a $2.8 million loan loss provision and $0.1 million of recoveries of prior chargeoffs.

During the first half of 2011, as result of updated appraisals and estimates of fair value of collateral properties, we recorded $3.6 million of partial chargeoffs on three performing TDRs (classified as nonaccrual and impaired as noted earlier) and $1.1 million of partial chargeoffs on two other nonaccrual loans, and the remaining chargeoffs of $1.2 million resulted from the payoff of several nonaccrual and underperforming loans at a discount to their net carrying value.

At June 30, 2011 and December 31, 2010, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $3.4 million and $7.2 million, respectively, for total nonaccrual and restructured loans, all of which are considered impaired loans. For additional information on the allowance for loan losses, see note 5 to the financial statements included in this report.

All Other Assets

All other assets at June 30, 2011 (as denoted in the table under the caption “Comparison of Financial Condition at June 30, 2011 and December 31, 2010”) decreased to $89 million, from $93 million at December 31, 2010, primarily due to a $4 million decrease in our deferred tax asset. For additional information on the deferred tax asset, see note 12 to the financial statements included in this report.

Deposits

Total deposits at June 30, 2011 decreased to $1.74 billion from $1.77 billion at December 31, 2010, due to a $24 million decrease in certificate of deposit accounts (CDs) and an $8 million decrease in money market deposit accounts. At June 30, 2011, CDs totaled $1.28 billion, and checking, savings and money market accounts aggregated to $454 million. The same categories of deposit accounts totaled $1.31 billion and $461 million, respectively, at December 31, 2010. INB has steadily lowered its overall deposit rates offered for its deposit products since early 2010 to encourage deposit outflow and reduce the overall size of its balance sheet.

CDs represented 73.8% of total consolidated deposits at June 30, 2011, compared to 73.9% at December 31, 2010. At June 30, 2011 and December 31, 2010, CDs included $138 million and $159 million of brokered deposits, respectively. For additional information on deposits, see the section “Liquidity and Capital Resources” and note 7 to the financial statements included in this report.

Borrowed Funds and Related Interest Payable

Total borrowed funds and related interest payable decreased to $83 million at June 30, 2011, from $85 million at December 31, 2010, due to the maturity and repayment of $3.0 million of FHLB borrowings and the early payoff of a $0.1 million mortgage note, partially offset by a $1.0 million increase in accrued interest payable on junior subordinated notes relating to IBC’s outstanding trust preferred securities. For additional information on and discussion of borrowed funds, see notes 8 and 9 to the financial statements included in this report, as well as the section entitled “Liquidity and Capital Resources.”

All Other Liabilities

All other liabilities at June 30, 2011 (as denoted in the table under the caption “Comparison of Financial Condition at June 30, 2011 and December 31, 2010”) amounted to $41 million, compared to $34 million at December 31, 2010. The increase was primarily due to a higher level of mortgage escrow funds payable and official checks outstanding.

Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity:

($ in thousands, except per share amounts)	Amount	Class A Shares	Amount Per Share (2)
Common stockholders’ equity at December 31, 2010	$162,108	21,126,489	$7.67
Net earnings before preferred dividend requirements	5,039	-	0.24
Amortization of preferred stock discount	(193)	-	(0.01)
Compensation from stock options and restricted stock	155	-	0.01
Common stockholders’ equity at June 30, 2011	$167,109	21,126,489	$7.91
Preferred stockholder’s equity at December 31, 2010 (1)	$23,852
Amortization of preferred stock discount	193
Preferred stockholder’s equity at June 30, 2011	$24,045
Total stockholders’ equity at June 30, 2011	$191,154
(1)

Represents 25,000 shares of IBC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, owned by the United States Department of the Treasury. See note 11 to the financial statements included in our 2010 10-K and note 10 to the financial statements included in this report on Form 10-Q.

In February 2010, IBC suspended the declaration and payment of the preferred dividends on the Series A stock. At June 30, 2011, the amount of preferred share dividends unpaid and in arrears totaled $2.1 million. Dividends in arrears are recorded as reduction in common stockholders’ equity only when they are declared and payable.

(2)	Common stock book value per share, after adjusting for preferred dividends in arrears of $2.1 million, was $7.81 at June 30, 2011.

Comparison of Results of Operations for the Quarters Ended June 30, 2011 and 2010

Overview

We reported net earnings available to common stockholders for the second quarter of 2011 (“Q2-11”) of $2.5 million, or $0.12 per diluted share, compared to a net loss of $51.9 million, or $6.02 per diluted share, for the second quarter of 2010 (“Q2-10”). The results and per share amounts reported for both periods were net of $0.4 million of preferred dividend requirements related to IBC’s outstanding preferred stock held by the U.S. Treasury.

The $54.3 million improvement in operating results was due to the following: a $94.0 million decrease in the total provision for loan and real estate losses; a $1.6 million decrease in real estate expenses; a $0.5 million increase in noninterest income; and a $0.2 million decrease in noninterest expenses. The aggregate of these items was partially offset by a $0.5 million decrease in net interest and dividend income and a $41.5 million increase in income tax expense.

The net loss for Q2-10 was primarily driven by a bulk sale of nonperforming and underperforming assets. As described in our 2010 Form 10-K, in May 2010, we sold certain non-performing and underperforming loans on commercial real estate and multi-family properties and some real estate owned. The assets sold aggregated to approximately $207 million and consisted of $192.6 million of loans and $14.4 million of real estate owned. The assets were sold at a substantial discount to their net carrying values of $197.7 million for an aggregate purchase price of $121.5 million. As a result of this bulk sale, we recorded a $78.7 million combined provision for loan and real estate losses, which contributed approximately $44 million, or 85%, of the net loss reported in Q2-10.

Selected information regarding results of operations follows:

($ in thousands)	Q2-11	Q2-10
Interest and dividend income	$23,917	$27,429
Interest expense	13,044	16,064
Net interest and dividend income	10,873	11,365
Provision for loan losses	742	87,533
Noninterest income	1,007	518
Noninterest expenses:
Provisions for real estate losses	1,278	8,520
Real estate activities expenses	554	2,121
All other noninterest expenses	4,099	4,330
Earnings (loss) before taxes	5,207	(90,621)
Provision (benefit) for income taxes	2,321	(39,172)
Net earnings (loss) before preferred dividend requirements	2,886	(51,449)
Preferred dividend requirements on Series A preferred stock (1)	(428)	(415)
Net earnings (loss) available to common stockholders	$2,458	$(51,864)
(1)	See note 10 to the financial statements included in this report.

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

Net interest and dividend income (detailed in the table that follows) decreased by $0.5 million to $10.9 million in Q2-11 from $11.4 million in Q2-10. The decrease reflected a combination of a planned decrease in our assets and liabilities as well as decreased lending opportunities, partially offset by a higher net interest margin. Total average interest-earning assets decreased by $192 million in Q2-11 from Q2-10, as a large portion of the cash inflows from the bulk loan sale as well as other loan payoffs and principal repayments since June 30, 2010 were used to fund $177 million of deposit outflow and repayments of $21 million of maturing FHLB borrowings. The net reduction in the size of our balance sheet positively impacted our regulatory capital ratios.

Our net interest margin increased to 2.24% in Q2-11 from 2.13% in Q2-10, as the yield on our average interest-earning assets decreased by 21 basis points to 4.94% in Q2-11, from 5.15% in Q2-10, while our average cost of funds decreased at a faster pace of 32 basis points to 2.92% in Q2-11, from 3.24% in Q2-10.

The 11 basis point increase in the margin was nearly all due to the recovery of $0.5 million of past due interest on one nonaccrual loan. Excluding this recovery, the margin for Q2-11 versus Q2-10 would have remained relatively unchanged as the impact of the bulk loan sale (which included the sale of $108 million of TDRs and other loans yielding approximately 5%), payoffs of other higher yielding loans and early calls of U.S. government agency security investments, coupled with the reinvestment of a large portion of the resulting cash inflows into security investments with lower market interest rates, was nearly offset by lower rates paid on deposit accounts.

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

	For the Quarter Ended
	June 30, 2011			June 30, 2010
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Loans (1)	$1,287,029	$21,094	6.57%	$1,539,625	$24,225	6.31%
Securities	640,194	2,817	1.76	567,388	3,194	2.26
Other interest-earning assets	16,497	6	0.15	29,133	10	0.14
Total interest-earning assets	1,943,720	$23,917	4.94%	2,136,146	$27,429	5.15%
Noninterest-earning assets	85,619			104,194
Total assets	$2,029,339			$2,240,340
Interest-bearing liabilities:
Interest checking deposits	$10,737	$22	0.82%	$9,492	$24	1.01%
Savings deposits	9,352	15	0.64	11,034	23	0.84
Money market deposits	422,382	994	0.94	477,659	1,283	1.08
Certificates of deposit	1,269,909	11,225	3.55	1,390,822	13,773	3.97
Total deposit accounts	1,712,380	12,256	2.87	1,889,007	15,103	3.21
FHLB advances	22,632	232	4.11	43,500	429	3.96
Debentures-capital securities	56,702	556	3.93	56,702	529	3.74
Mortgage note payable	—	—	—	160	3	7.52
Total borrowed funds	79,334	788	3.98	100,362	961	3.84
Total interest-bearing liabilities	$1,791,714	$13,044	2.92%	$1,989,369	$16,064	3.24%
Noninterest-bearing deposits	4,513			3,542
Noninterest-bearing liabilities	44,119			49,380
Preferred stockholder’s equity	24,013			23,627
Common stockholders’ equity	164,980			174,422
Total liabilities and stockholders’ equity	$2,029,339			$2,240,340
Net interest and dividend income/spread		$10,873	2.02%		$11,365	1.91%
Net interest-earning assets/margin (3)	$152,006		2.24%	$146,777		2.13%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.09			1.07
Other Ratios:
Return on average assets (2)	0.57%			-9.19%
Return on average common equity (2)	7.00%			-117.99%
Noninterest expense to average assets (2) (5)	0.81%			0.77%
Efficiency ratio (4)	35%			36%
Average stockholders’ equity to average assets	9.31%			8.84%

(1)

Includes average nonaccrual loans of $43.0 million in the 2011 period versus $38.3 million in the 2010 period. Total interest income not accrued on such loans and excluded from the table totaled $0.7 million in the 2010 period versus none in the 2011 period.

(2)	Annualized.

(3)

Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.33% and 2.20% for the 2011and 2010 period, respectively.

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

	For the Quarter Ended June 30, 2011 vs. 2010
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$1,001	$(3,985)	$(147)	$(3,131)
Securities	(709)	411	(79)	(377)
Other interest-earning assets	1	(4)	(1)	(4)
Total interest-earning assets	293	(3,578)	(227)	(3,512)
Interest-bearing liabilities:
Interest checking deposits	(5)	3	—	(2)
Savings deposits	(6)	(4)	2	(8)
Money market deposits	(167)	(149)	27	(289)
Certificates of deposit	(1,460)	(1,200)	112	(2,548)
Total deposit accounts	(1,638)	(1,350)	141	(2,847)
FHLB advances	16	(207)	(6)	(197)
Debentures-capital securities	27	—	—	27
Mortgage note payable	(3)	(3)	3	(3)
Total borrowed funds	40	(210)	(3)	(173)
Total interest-bearing liabilities	(1,598)	(1,560)	138	(3,020)
Net change in interest and dividend income	$1,891	$(2,018)	$(365)	$(492)

Provision for Loan Losses

The provision for loan losses decreased to $0.7 million in Q2-11 from $87.5 million in Q2-10. Approximately $73.4 million of the decrease was attributable to the provision recorded in connection with the May 2010 bulk sale of loans, which did not recur, and the remaining decrease of $13.4 million was attributable to fewer problem loans and credit rating downgrades and a decrease in gross loans outstanding as compared to the prior year period. A portion of the Q2-10 provision was a function of input received from INB’s primary regulator, which required INB to place greater emphasis on peer group analysis when evaluating and computing its allowance for loan losses.

Noninterest Income

Noninterest income increased to $1.0 million in Q2-11 from $0.5 million in Q2-10, primarily due to a $0.3 million total increase in income from loan prepayments and other mortgage related service fees associated with the repayments.

Noninterest Expenses

The provision for real estate losses decreased to $1.3 million for Q2-11 from $8.5 million in Q2-10. Approximately $5.3 million of the decrease was attributable to the properties sold in the bulk sale and the remainder reflected the impact of less real estate owned and the results of our periodic market valuations of the properties we own through foreclosure. Throughout 2010 and the first half of 2011, the weak economy, high unemployment and retail vacancy rates and an increased supply of distressed properties for sale in the marketplace at discounted prices have significantly reduced commercial and multifamily real estate values both nationally and in our lending areas. These factors had a greater negative impact in Q2-10 versus Q1-11 on the estimated fair values of the properties that collateralize our loans as well as those properties we have acquired and own or owned through foreclosure. Decreases in the estimated fair value of the properties acquired are recorded as an increase to the corresponding valuation allowance and a charge to the provision for real estate losses.

Real estate activities expenses decreased to $0.5 million in Q2-11 from $2.1 million in Q2-10, reflecting a lower level of nonperforming assets. These expenses are comprised of real estate taxes, insurance, utilities and other charges required to protect our interest in real estate acquired through foreclosure and various properties collateralizing our nonaccrual loans.

All other noninterest expenses decreased to $4.1 million in Q2-11 from $4.3 million in Q2-10, primarily due to a $0.2 million decrease in data processing costs and a $0.1 million decrease in professional fees. In late 2010, INB converted its core data processing to a lower-cost provider, which is expected to save approximately $0.8 million annually for the next seven years (as compared to the prior cost structure).

Provision for Income Taxes

We recorded a provision for income tax expense of $2.3 million in Q2-11 due to pre-tax income, compared to a tax benefit of $39.2 million on a pre-tax loss in Q2-10. Our effective income tax rate (inclusive of state and local taxes) was 44.6% in Q2-11, compared to 43.2% in Q2-10. The expense for the 2011 period reflects the partial utilization of our deferred tax asset. For additional information on our deferred tax asset, a large portion of which is attributable to a net operating loss reported in Q2-10, see note 12 to the financial statements included in this report.

Comparison of Results of Operations for the Six-Months Ended June 30, 2011 and 2010

Overview

We reported net earnings available to common stockholders for the six-months ended June 30, 2011 (“6mths-11”) of $4.2 million, or $0.20 per diluted share, compared to a net loss of $54.8 million, or $6.48 per diluted share, for the six-months ended June 30, 2010 (“6mths-10”). The results and per share amounts reported were net of $0.9 million (for the 2011 period) and $0.8 million (for the 2010 period) of preferred dividend requirements related to IBC’s outstanding preferred stock held by the U.S. Treasury.

The $58.9 million improvement in operating results was due to the following: a $103.6 million decrease in the total provision for loan and real estate losses; a $2.2 million decrease in real estate expenses; a $0.3 million increase in noninterest income; and a $0.5 million decrease in noninterest expenses. The aggregate of these items was partially offset by a $2.6 million decrease in net interest and dividend income and a $45.1 million increase in income tax expense. The net loss for 6mths-10 was primarily driven by a bulk sale of nonperforming and underperforming assets as described in the section entitled “Comparison of Results of Operations for the Quarters Ended June 30, 2011 and 2010.”

Selected information regarding results of operations follows:

($ in thousands)	6mths-11	6mths-10
Interest and dividend income	$47,511	$57,060
Interest expense	26,287	33,205
Net interest and dividend income	21,224	23,855
Provision for loan losses	2,787	97,172
Noninterest income	1,330	1,030
Noninterest expenses:
Provisions for real estate losses	1,278	10,521
Real estate activities expenses	879	3,097
All other noninterest expenses	8,509	9,019
Earnings (loss) before taxes	9,101	(94,924)
Provision (benefit) for income taxes	4,062	(40,997)
Net earnings (loss) before preferred dividend requirements	5,039	(53,927)
Preferred dividend requirements on Series A preferred stock (1)	(855)	(824)
Net earnings (loss) available to common stockholders	$4,184	$(54,751)

(1) See note 10 to the financial statements included in this report.

Net Interest and Dividend Income

Our net interest and dividend income (detailed in the table that follows) decreased by $2.6 million to $21.2 million in 6mths-11 from $23.8 million in 6mths-10. The decrease reflected a combination of a planned decrease in our assets and liabilities as well as decreased lending opportunities. For the 2011 period, total average interest-earning assets decreased by $248 million from the 2010 period, as a large portion of the cash inflows from the bulk loan sale as well as other loan payoffs and principal repayments since June 30, 2010 were used to fund $203 million of deposit outflow and repayments of $24 million of maturing FHLB borrowings. The net reduction in the size of our balance sheet positively impacted our regulatory capital ratios.

Our net interest margin of 2.19% for 6mths-11 remained unchanged from 6mths-10 due to offsetting factors. The overall yield on our average interest-earning assets decreased by 32 basis points to 4.91% in 6mths-11, from 5.23% in 6mths-10, while our average cost of funds decreased at a slightly faster pace of 36 basis points to 2.94% in 6mths-11, from 3.30% in 6mths-10. The impact of the improvement in our net interest rate spread of 4 basis points was offset by a $21 million decrease in our net average interest-earnings assets.

The decrease in the yield on our average interest-earning assets reflected the impact of the bulk loan sale (which included the sale of $108 million of TDRs and other loans yielding approximately 5%), payoffs of other higher yielding loans and early calls of U.S. government agency security investments, coupled with the reinvestment of a large portion of the resulting cash inflows into security investments with lower market interest rates, partially offset by the recovery of $0.5 million of past due interest on one nonaccrual loan. Our average cost of funds decreased due to lower rates paid on deposit accounts.

The following table provides information for the periods indicated, the contents of which are described above in a similar table in the section entitled “Comparison of Results of Operations for the Quarters Ended June 30, 2011 and 2010” under the caption “Net Interest and Dividend Income.”

	For the Six-Months Ended
	June 30, 2011			June 30, 2010
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Loans (1)	$1,308,104	$42,064	6.48%	$1,609,827	$50,244	6.29%
Securities	627,844	5,435	1.75	567,014	6,801	2.42
Other interest-earning assets	16,774	12	0.14	24,167	15	0.13
Total interest-earning assets	1,952,722	$47,511	4.91%	2,201,008	$57,060	5.23%
Noninterest-earning assets	84,901			86,695
Total assets	$2,037,623			$2,287,703
Interest-bearing liabilities:
Interest checking deposits	$10,441	$42	0.81%	$9,389	$53	1.14%
Savings deposits	9,476	30	0.64	11,234	54	0.97
Money market deposits	427,988	1,946	0.92	486,293	2,857	1.18
Certificates of deposit	1,274,320	22,688	3.59	1,417,955	28,287	4.02
Total deposit accounts	1,722,225	24,706	2.89	1,924,871	31,251	3.27
FHLB advances	23,710	482	4.10	47,807	905	3.82
Debentures - capital securities	56,702	1,098	3.90	56,702	1,043	3.71
Mortgage note payable	43	1	4.69	162	6	7.47
Total borrowed funds	80,455	1,581	3.96	104,671	1,954	3.76
Total interest-bearing liabilities	$1,802,680	$26,287	2.94%	$2,029,542	$33,205	3.30%
Noninterest-bearing deposits	4,288			3,469
Noninterest-bearing liabilities	42,741			48,595
Preferred stockholder’s equity	23,949			23,578
Common stockholders’ equity	163,965			182,519
Total liabilities and stockholders’ equity	$2,037,623			$2,287,703
Net interest and dividend income/spread		$21,224	1.97%		$23,855	1.93%
Net interest-earning assets/margin (3)	$150,042		2.19%	$171,466		2.19%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.08			1.08
Other Ratios:
Return on average assets (2)	0.49%			-4.71%
Return on average common equity (2)	6.15%			-59.09%
Noninterest expense to average assets (2) (5)	0.84%			0.79%
Efficiency ratio (4)	38%			36%
Average stockholders’ equity to average assets	9.22%			9.01%

(1)

Includes average nonaccrual loans of $48.0 million in the 2011 period versus $71.9 million in the 2010 period. Interest not accrued on such loans and excluded from the table totaled $0.4 million in the 2011 period versus $1.9 million in the 2010 period.

(2)	Annualized.

(3)

Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.24% and 2.26% for the 2011 and 2010 period, respectively.

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

	For the Six-Months Ended June 30, 2011 vs. 2010
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$1,529	$(9,489)	$(220)	$(8,180)
Securities	(1,899)	736	(203)	(1,366)
Other interest-earning assets	1	(5)	1	(3)
Total interest-earning assets	(369)	(8,758)	(422)	(9,549)
Interest-bearing liabilities:
Interest checking deposits	(15)	6	(2)	(11)
Savings deposits	(19)	(9)	4	(24)
Money market deposits	(632)	(344)	65	(911)
Certificates of deposit	(3,049)	(2,887)	337	(5,599)
Total deposit accounts	(3,715)	(3,234)	404	(6,545)
FHLB advances	67	(460)	(30)	(423)
Debentures - capital securities	54	-	1	55
Mortgage note payable	(2)	(4)	1	(5)
Total borrowed funds	119	(464)	(28)	(373)
Total interest-bearing liabilities	(3,596)	(3,698)	376	(6,918)
Net change in interest and dividend income	$3,227	$(5,060)	$(798)	$(2,631)

Provision for Loan Losses

The provision for loan losses decreased to $2.8 million in 6mths-11 from $97.2 million in 6mths-10. Approximately $73.4 million of the decrease was attributable to the provision recorded in 6mths-10 associated with the May 2010 bulk sale of loans, which did not recur, and the remaining decrease of $21.0 million was attributable to fewer problem loans and credit rating downgrades and a decrease in gross loans outstanding as compared to the prior year period. A portion of the 6mths-10 provision was a function of input received from INB’s primary regulator as described earlier.

Noninterest Income

Noninterest income increased to $1.3 million in 6mths-11 from $1.0 million in 6mths-10, primarily due to a $0.4 million decrease in impairment writedowns on investment securities. See note 3 to the financial statements included in this report for a discussion of impairment writedowns. INB also realized a gain of $0.7 million in 6mths-10 from the sale in March 2010 of securities available for sale, which was offset by a $0.7 million increase in the loss from the early call of investment securities. This loss represents the balance of unamortized purchased premiums associated with those securities at the time they were called.

Noninterest Expenses

The provision for real estate losses decreased to $1.3 million for 6mths-11 from $10.5 million in 6mths-10. Approximately $5.3 million of the decrease was attributable to certain properties sold in the May 2010 bulk sale and the remainder of the decrease of $3.9 million reflected less real estate owned as well as the results of our periodic market valuations of the properties we own through foreclosure (see the section entitled “Comparison of Results of Operations for the Quarters Ended June 30, 2011 and 2010” under the caption “Noninterest Expenses”). Real estate activities expenses decreased to $0.9 million in 6mths-11 from $3.1 million in 6mths-10, reflecting a lower level of nonperforming assets. All other noninterest expenses decreased to $8.5 million in 6mths-11 from $9.0 million in 6mths-10, primarily due to a $0.4 million decrease in INB’s data processing costs.

Provision for Income Taxes

We recorded a provision for income tax expense of $4.1 million in 6mths-11 due to pre-tax income, compared to a tax benefit of $41.0 million on a pre-tax loss in 6mths-10. Our effective income tax rate (inclusive of state and local taxes) was 44.6% in 6mths-11, compared to 43.2% in 6mths-10. The expense for the 2011 period reflects the partial utilization of our deferred tax asset. For additional information on our deferred tax asset, a large portion of which is attributable to a net operating loss reported in 6mths-10, see note 12 to the financial statements included in this report.

Off-Balance Sheet and Other Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financing needs of our customers. For a further information on and discussion of these instruments, see note 14 to the financial statements included in this report.

Liquidity and Capital Resources

General. The following discussion serves as an update to the section “Liquidity and Capital Resources” beginning on page 65 of our 2010 10-K, and should be read in conjunction with that discussion. For detail concerning our actual cash flows for the six-months ended June 30, 2011, see the condensed consolidated statements of cash flows included in this report.

Intervest National Bank. At June 30, 2011, INB had cash and short-term investments totaling $13 million and commitments to lend of $46 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described below.

At June 30, 2011, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $720 million from the FHLB and FRB, and INB also had access to overnight unsecured lines of credit totaling $38 million. This total borrowing capacity of $758 million represents an increase of $70 million from December 31, 2010. At June 30, 2011, INB’s secured lines of credit represented approximately 80% of INB’s deposits that are considered sensitive (money-market accounts and all certificate of deposit accounts (CDs), inclusive of brokered CDs, maturing within one year). In the event that any of INB’s existing lines of credit were not accessible or were limited, INB could designate all or a portion of its un-pledged U.S. government agency investment securities portfolio as available for sale and sell such securities as needed to provide liquidity.

Deposits. In the first half of 2011, INB experienced net deposit outflow of $31 million, primarily attributable to the repayment of $21 million of maturing brokered deposits. INB has steadily lowered its overall deposit rates offered for its deposit products since early 2010 to encourage deposit outflow and reduce the overall size of its balance sheet. INB’s total deposits may decrease further from the expected repayment of its maturing brokered deposits and from the potential effects of deposit rate restrictions that have been imposed on INB as a result of its Formal Agreement with its primary regulator. These restrictions (described below) may negatively impact INB’s ability to offer competitive deposit rates in its primary deposit-gathering market areas.

INB is required (in the absence of obtaining a waiver from the FDIC) to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC. Furthermore, INB is also not allowed to accept, renew or rollover brokered deposits without the prior approval of the OCC, its primary regulator. INB has not accessed the brokered deposit market since September 2009. INB expects to fund any additional deposit outflow through a portion of the cash flows from the repayments of loans and/or expected calls of its agency security investments. INB’s current objective is to maintain its deposit rates at levels that are in compliance with its deposit rate restrictions while attempting to promote a stable deposit base that can be adjusted to its cash flow needs. INB has historically targeted its loan-to-deposit ratio in a range from 75% to 85%. This ratio, which stood at 68.5% as of June 30, 2011, has been affected by current market conditions, which have caused loan payoffs to exceed new originations.

Total consolidated deposits decreased to $1.74 billion at June 30, 2011, from $1.77 billion at December 31, 2010, reflecting decreases of $24 million in CDs and $8 million in money market deposit accounts. At June 30, 2011, CDs totaled $1.28 billion, and checking, savings and money market accounts aggregated to $454 million. CDs represented 73.8% of total deposits and CDs of $100,000 or more totaled $633 million and included $138 million of brokered deposits. Brokered deposits had a weighted-average remaining term and stated interest rate of 2.3 years and 4.94%, respectively, at June 30, 2011, and $27 million mature by June 30, 2012. At June 30, 2011, $465 million, or 36%, of total CDs (inclusive of brokered deposits) mature within one year. INB expects to repay its brokered deposits as they mature and to retain or replace a significant portion of its remaining maturing CDs, although no assurance can be given that the deposit restrictions discussed above will not negatively impact INB’s ability to retain or attract deposits in the future.

Loans and Securities. At June 30, 2011, INB had $221 million of its loan portfolio (excluding nonaccrual loans) scheduled to mature within one year. INB expects to extend or refinance a portion of these maturing loans. Additionally, over the next twelve months, $229 million of INB’s security investments could potentially be called if interest rates remain at or near current levels. Absent a need for these cash inflows, nearly all of the calls are expected to be reinvested into similar securities, with potentially lower market rates.

Borrowed Funds. In the first half of 2011, INB repaid $3.0 million of its maturing FHLB advances. At June 30, 2011, INB had $22.5 million of FHLB advances outstanding, of which $5.0 million mature in September 2011, $10.5 million in 2012 and $7.0 million in 2013. INB expects to have the flexibility to either repay or replace its outstanding borrowings as they mature from the sources of funds described above.

Capital Resources. As discussed in note 15 to the financial statements included in this report, at June 30, 2011, INB’s regulatory capital ratios exceeded its current minimum requirements and INB does not expect to need additional capital over the next twelve months.

Intervest Bancshares Corporation. At June 30, 2011, IBC had cash and short-term investments totaling $7.4 million, of which $7.1 million was available for use (inclusive of $5.5 million on deposit with INB). At June 30, 2011, IBC had undeclared and unpaid preferred (TARP) dividends in arrears of $2.1 million and accrued and unpaid interest on its outstanding trust preferred securities of $3.4 million.

Dividend and Interest Payment Restrictions. IBC has historically received cash dividends from INB to fund the interest payments due on IBC’s trust preferred securities as well as for IBC’s payment of dividends on the preferred stock. Since January 2010, INB has suspended the payment of dividends to IBC as required by its primary regulator, the OCC. Since February 2010, IBC, as required by its primary regulator, the FRB, has also suspended the payment of dividends on its capital stock and payment of interest on its trust preferred securities. Dividends in arrears are recorded as a reduction in common stockholders’ equity only when they are declared and payable. The regularly scheduled interest payments on the trust preferred securities continue to be accrued for payment in the future and are reported as interest expense in our financial statements. The interest and preferred dividend payments referred to above can only resume at such time as both IBC and INB are permitted to do so and upon the determination that such payments are consistent with IBC’s and INB’s overall financial performance and capital requirements.

The deferral of interest payments does not constitute a default under the indentures governing the trust preferred securities. If IBC misses six quarterly preferred dividend payments, whether or not consecutive, the Treasury, the current holder of the preferred stock, has the right to appoint two directors to IBC’s Board of Directors until all accrued but unpaid dividends have been paid. As of June 30, 2011, IBC had missed six consecutive preferred dividend payments. As a result, in April 2011, IBC agreed with the Treasury to have one or more employees of the Office of Financial Stability (“OFS”) attend and observe IBC’s and INB’s full Board of Director meetings as well as certain meetings of committees of each Board, as appropriate. The observers will participate primarily by listening to discussions and presentations in such meetings, limiting their participation to clarifying questions on materials distributed, presentations made or actions proposed or taken at such meetings. See note 10 to the financial statements included in this report for a further discussion of missed dividend payments.

Capital Resources. As discussed in note 15 to the financial statements included in this report, IBC’s regulatory capital ratios at June 30, 2011 exceeded its current minimum requirements and IBC does not expect to need additional capital over the next twelve months.

Other. We consider our current liquidity and sources of funds sufficient to satisfy our outstanding lending commitments and maturing liabilities. We are not aware of any trends, known demands, commitments or uncertainties other than those discussed above in this section or elsewhere in this report that are expected to have a material impact on our future operating results, liquidity or capital resources. However, there can be no assurances that adverse conditions will not arise in the credit and capital markets or from the restrictions placed on us by our regulators (with respect to brokered deposits, caps on deposit rates offered, payment of dividends and incurrence of new debt) that would adversely impact our liquidity and ability to raise funds (through attracting and retaining deposits or from borrowings or sales of assets) to meet our operations and satisfy our outstanding lending commitments and maturing liabilities or raise new working capital if needed. Additional information concerning investment securities, deposits, borrowings and preferred stock, including interest rates, dividends and maturity dates thereon, can be found in notes 3, 7, 8, 9, 10 and 15 to the financial statements included in this report.

Regulatory Capital and Other Matters

IBC and INB are subject to various regulatory capital requirements and each is operating under formal agreements with their respective primary regulator as discussed in more detail in the section “Supervision and Regulation” in Item 1 “Business” in our 2010 10-K and in note 20 to the financial statements included in our 2010 10-K, and in note 15 to the financial statements included in this report on Form 10-Q.

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

Gap analysis measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period. For a further discussion of gap analysis, including the factors that affect its computation and results, see pages 68 and 69 of our 2010 10-K. As noted in the footnotes to the gap table below, there are numerous assumptions that are made by us to compute the gap. A change in any of these assumptions would materially alter the results of the gap analysis as well as the simulation model.

The table below summarizes our interest-earning assets and interest-bearing liabilities as of June 30, 2011, that are scheduled to mature or reprice within the periods shown.

	0-3	4-12	Over 1-5	Over 5
($ in thousands)	Months	Months	Years	Years	Total
Loans (1)	$98,360	$217,170	$794,389	$101,422	$1,211,341
Securities held to maturity (2)	363,653	258,444	62,762	2,000	686,859
Short-term investments	5,879	-	-	-	5,879
FRB and FHLB stock	3,655	-	-	5,812	9,467
Total rate-sensitive assets	$471,547	$475,614	$857,151	$109,234	$1,913,546
Deposit accounts (3):
Interest checking deposits	$11,377	$-	$-	$-	$11,377
Savings deposits	8,951	-	-	-	8,951
Money market deposits	428,947	-	-	-	428,947
Certificates of deposit	148,751	316,892	768,621	46,889	1,281,153
Total deposits	598,026	316,892	768,621	46,889	1,730,428
FHLB advances (1)	5,000	7,000	10,500	-	22,500
Subordinated debentures- capital securities (1)	56,702	-	-	-	56,702
Accrued interest on all borrowed funds (1)	3,432	-	-	-	3,432
Total borrowed funds	65,134	7,000	10,500	-	82,634
Total rate-sensitive liabilities	$663,160	$323,892	$779,121	$46,889	$1,813,062
GAP (repricing differences)	$(191,613)	$151,722	$78,030	$62,345	$100,484
Cumulative GAP	$(191,613)	$(39,891)	$38,139	$100,484	$100,484
Cumulative GAP to total assets	(9.3)%	(1.9)%	1.9%	4.9%	4.9%

Significant assumptions used in preparing the gap table above follow:

(1)

Floating-rate loans, loans with predetermined rate increases and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and borrowings are scheduled according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $45.4 million are also excluded from the table although some portion is expected to return to an interest-earning status in the near term.

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

At June 30, 2011, the gap analysis above indicated that our interest-bearing liabilities that were scheduled to mature or reprice within one-year exceeded our interest-earning assets that were scheduled to mature or reprice within one-year. This one-year interest rate sensitivity gap amounted to a negative $40 million, or a negative 1.9% of total assets, at June 30, 2011. As a result of the negative one-year gap, the composition of our balance sheet at June 30, 2011 was considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

Based on our recent analysis of the earnings simulation model described earlier, the two-year cumulative risk to our net interest and dividend income would be a negative 6.15% for a 100 basis point rate decrease shock and a negative 8.46% for a 200 basis point rate increase shock. The model covers a 24 month horizon and assumes interest rate changes are gradually ramped up or down over a 12 month horizon using various assumptions based upon a parallel yield curve shift and subsequently sustained at those levels for the remainder of the simulation horizon.

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

ITEM 4. Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that as of June 30, 2011, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

This item requires disclosure of any new or material changes to our risk factors disclosed in our 2010 Form 10-K, where such factors are discussed on pages 28 through 38. There were no new or material changes to the risk factors during the quarter ended June  30, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3. Defaults Upon Senior Securities

As required by its primary regulator, in February 2010, IBC deferred regularly scheduled interest payments on its outstanding $55 million of junior subordinated notes relating to its trust preferred securities and suspended cash dividend payments on its Series A Preferred Stock held by the U.S. Treasury under the TARP Capital Purchase Program.

The deferral of the interest payments does not constitute a default under the indenture governing the trust preferred securities. During the deferral period, interest will continue to accrue on the junior subordinated notes at the stated coupon rate, including on the deferred interest. At June 30, 2011, IBC had accrued and owing a total of $3.4 million of interest payments on the junior subordinated notes.

Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date. At June 30, 2011, IBC had undeclared and unpaid preferred stock dividends in arrears of $2.1 million. As a consequence of missing the sixth dividend payment in the second quarter of 2011, the Treasury has the right to appoint two directors to IBC’s board of directors until all accrued but unpaid dividends have been paid.

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

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

The following exhibits are filed as part of this report.

31.0	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.1	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.0	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.0	The following materials from Intervest Bancshares Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) and filed herewith: (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related financial statement footnotes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: August 1, 2011	By: /s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2011	By: /s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)