Form 10-Q
period 2011-09-30
INTERVEST BANCSHARES CORP
filed 2011-10-31
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

As of October 31, 2011, there were 21,126,489 shares of Class A common stock, $1.00 par value per share, outstanding.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

FORM 10-Q

September 30, 2011

Private Securities Litigation Reform Act Safe Harbor Statement

We are making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Words such as “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “assume,” “indicate,” “continue,” “target,” “goal,” and similar words or expressions of the future are intended to identify forward-looking statements. Except for historical information, the matters discussed herein are subject to certain risks and uncertainties that may adversely affect our business, financial condition and results of operations. The following factors, among others, could cause actual results to differ materially from those set forth in forward looking statements: the regulatory agreements to which we are currently subject to and any operating restrictions arising therefrom including availability of regulatory approvals or waivers; changes in economic conditions and real estate values both nationally and in our market areas; changes in our borrowing facilities, volume of loan originations and deposit flows; changes in the levels of our non-interest income and provisions for loan and real estate losses; changes in the composition and credit quality of our loan portfolio; legislative or regulatory changes, including increased expenses arising therefrom; changes in interest rates which may reduce our net interest margin and net interest income; increases in competition; technological changes which we may not be able to implement; changes in accounting or regulatory principles, policies or guidelines; changes in tax laws and our ability to utilize our deferred tax asset, including NOL carryforwards; and our ability to attract and retain key members of management. Reference is made to our filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding our business. Historical results are not necessarily indicative of our future prospects. Our risk factors are disclosed in Item 1A of our Annual Report on Form 10-K and updated as needed in Item 1A of Part II of our reports on Form 10-Q.

PART 1. FINANCIAL INFORMATION - ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	At September 30,	At December 31,
($ in thousands, except par value)	2011	2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$30,441	$5,190
Federal funds sold and other short-term investments	6,357	18,721

Total cash and cash equivalents	36,798	23,911

Securities held to maturity, net (estimated fair value of $676,143 and $606,658, respectively)	678,118	614,335
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	9,242	9,655
Loans receivable (net of allowance for loan losses of $32,365 and $34,840, respectively)	1,167,405	1,302,486
Accrued interest receivable	7,250	8,925
Loan fees receivable	4,505	5,470
Premises and equipment, net	4,172	4,612
Foreclosed real estate (net of valuation allowance of $4,667 and $2,688), respectively	27,005	27,064
Deferred income tax asset	41,082	47,079
Other assets	15,668	27,331

Total assets	$1,991,245	$2,070,868

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$4,210	$4,149
Interest-bearing deposit accounts:
Checking (NOW) accounts	10,414	10,126
Savings accounts	9,041	10,123
Money market accounts	438,232	436,740
Certificate of deposit accounts	1,216,106	1,304,945

Total deposit accounts	1,678,003	1,766,083

Borrowed funds:
Federal Home Loan Bank advances	17,500	25,500
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	3,954	2,326
Mortgage note payable	—	148

Total borrowed funds	78,156	84,676

Accrued interest payable on deposits	2,624	4,593
Mortgage escrow funds payable	28,430	20,709
Other liabilities	9,727	8,847

Total liabilities	1,796,940	1,884,908

STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 issued and outstanding)	25	25
Additional paid-in-capital, preferred	24,975	24,975
Preferred stock discount	(859)	(1,148)
Class A common stock ($1.00 par value; 62,000,000 shares authorized; 21,126,489 issued and outstanding)	21,126	21,126
Additional paid-in-capital, common	84,750	84,705
Unearned compensation on restricted common stock awards	(561)	(749)
Retained earnings	64,849	57,026

Total stockholders’ equity	194,305	185,960

Total liabilities and stockholders’ equity	$1,991,245	$2,070,868

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands, except per share data)	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Loans receivable	$19,912	$22,372	$61,976	$72,616
Securities	3,246	2,888	8,681	9,689
Other interest-earning assets	2	5	14	20

Total interest and dividend income	23,160	25,265	70,671	82,325

INTEREST EXPENSE
Deposits	11,978	14,260	36,684	45,511
Subordinated debentures - capital securities	531	562	1,629	1,605
FHLB advances and all other borrowed funds	220	358	703	1,269

Total interest expense	12,729	15,180	39,016	48,385

Net interest and dividend income	10,431	10,085	31,655	33,940
Provision for loan losses	2,191	1,598	4,978	98,770

Net interest and dividend income (expense) after provision for loan losses	8,240	8,487	26,677	(64,830)

NONINTEREST INCOME
Income from the early repayment of mortgage loans	1,575	64	2,018	904
Income from mortgage lending activities	437	260	1,155	846
Customer service fees	88	98	317	350
Gain from the sales of securities available for sale	—	—	—	693
Loss from early call of investment securities	—	(122)	—	(917)
Impairment writedowns on investment securities	(96)	(293)	(201)	(841)
All other	—	—	45	2

Total noninterest income	2,004	7	3,334	1,037

NONINTEREST EXPENSES
Salaries and employee benefits	1,749	1,672	5,226	4,902
Occupancy and equipment, net	427	452	1,264	1,358
Data processing	111	823	329	1,392
Professional fees and services	427	632	1,336	1,798
Stationery, printing, supplies, postage and delivery	65	64	198	227
FDIC insurance	327	1,093	2,405	3,262
General insurance	139	135	417	403
Director and committee fees	96	104	316	274
Advertising and promotion	5	8	20	66
Real estate activities expense	121	665	1,000	3,762
Provision for real estate losses	701	2,984	1,979	13,505
All other	232	180	576	500

Total noninterest expenses	4,400	8,812	15,066	31,449

Earnings (loss) before income taxes	5,844	(318)	14,945	(95,242)
Provision (benefit) for income taxes	2,771	(78)	6,833	(41,075)

Net earnings (loss)	3,073	(240)	8,112	(54,167)
Preferred stock dividend requirements and discount amortization	(435)	(421)	(1,290)	(1,245)

Net earnings (loss) available to common stockholders	$2,638	$(661)	$6,822	$(55,412)

Basic earnings (loss) per common share	$0.12	$(0.07)	$0.32	$(6.39)
Diluted earnings (loss) per common share	$0.12	$(0.07)	$0.32	$(6.39)
Cash dividends per common share	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine-Months Ended September 30,
	2011		2010
($ in thousands)	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning and end of period	25,000	$25	25,000	$25

ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning and end of period		24,975		24,975

PREFERRED STOCK DISCOUNT
Balance at beginning of period		(1,148)		(1,534)
Amortization of preferred stock discount		289		289

Balance at end of period		(859)		(1,245)

CLASS A COMMON STOCK
Balance at beginning of period	21,126,489	21,126	8,095,151	8,095
Issuance of 850,000 shares in a private placement	—	—	850,000	850
Retirement of 404,339 shares of treasury stock	—	—	(404,339)	(404)

Balance at end of period	21,126,489	21,126	8,540,812	8,541

CLASS B COMMON STOCK
Balance at beginning and end of period	—	—	580,000	580

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		84,705		81,353
Issuance of 850,000 shares in a private placement, net of stock issuance costs		—		3,145
Retirement of 404,339 shares of treasury stock		—		(9,596)
Compensation expense related to grants of stock options		45		31

Balance at end of period		84,750		74,933

RETAINED EARNINGS
Balance at beginning of period		57,026		110,560
Net earnings (loss)		8,112		(54,167)
Reversal of accrued preferred stock dividends		—		159
Preferred stock discount amortization		(289)		(289)

Balance at end of period		64,849		56,263

TREASURY COMMON STOCK
Balance at beginning of period	—	—	(404,339)	(10,000)
Retirement of 404,339 shares of treasury stock	—	—	404,339	10,000

Balance at end of period	—	—	—	—

UNEARNED COMPENSATION - RESTRICTED STOCK
Balance at beginning of period		(749)		—
Amortization of unearned compensation on restricted stock grants to compensation expense		188		—

Balance at end of period		(561)		—

Total stockholders’ equity at end of period	21,151,489	$194,305	9,145,812	$164,072

Preferred stockholder’s equity	25,000	$24,141	25,000	$23,755
Common stockholders’ equity	21,126,489	170,164	9,120,812	140,317

Total stockholders’ equity at end of period	21,151,489	$194,305	9,145,812	$164,072

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Months Ended September 30,
($ in thousands)	2011	2010
OPERATING ACTIVITIES
Net earnings (loss) before preferred dividend requirements and discount amortization	$8,112	$(54,167)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	271	283
Provisions for loan and real estate losses	6,957	112,275
Deferred income tax expense (benefit)	5,997	(29,762)
Compensation expense related to grants of common stock and options	233	31
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(1,104)	825
Net gain from sales of securities available for sale	—	(693)
Net gain from sale of premises and equipment	(44)	—
Net (gain) loss from sale/transfer of foreclosed real estate	(189)	127
Impairment writedowns on investment securities	201	841
Net increase in accrued interest payable on debentures	1,651	1,627
Net (decrease) increase in official checks outstanding	(544)	1,590
Net change in all other assets and liabilities	14,374	(6,738)

Net cash provided by operating activities	35,915	26,239

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	562,638	640,852
Purchases of securities held to maturity	(627,721)	(647,859)
Proceeds from sales of securities available for sale	—	24,772
Proceeds from sales of foreclosed real estate	—	12,471
Proceeds from sales of loans	—	110,001
Redemptions of FRB and FHLB stock, net	413	843
Repayments of loans receivable, net	129,936	82,317
Proceeds from sales of premises and equipment	379	—
Purchases of premises and equipment, net	(166)	(46)

Net cash provided by investing activities	65,479	223,351

FINANCING ACTIVITIES
Net decrease in deposits	(88,080)	(223,150)
Net increase in mortgage escrow funds payable	7,721	6,417
Net repayments of FHLB advances - original terms of 3 months or less	—	(11,000)
Net repayments of FHLB advances - original terms of more than 3 months	(8,000)	(20,000)
Principal repayments of mortgage note payable	(148)	(14)
Cash received from issuance of common stock, net of issuance costs	—	3,995

Net cash used in financing activities	(88,507)	(243,752)

Net increase in cash and cash equivalents	12,887	5,838
Cash and cash equivalents at beginning of period	23,911	7,977

Cash and cash equivalents at end of period	$36,798	$13,815

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$39,329	$49,443
Cash (received) paid during the period for income taxes	(10,559)	929
Loans transferred to foreclosed real estate	1,731	40,885
Preferred stock dividend requirements and discount amortization	1,290	1,245
Securities held to maturity transferred to securities available for sale	—	24,079
Loans to finance sales of foreclosed real estate	—	7,856
Loans held to maturity transferred to loans available for sale	—	110,001

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

All loans are placed on nonaccrual status when principal or interest becomes 90 days or more past due or earlier in certain cases unless the loan is well secured and in the process of collection. Past due status is based on contractual terms of the loan. When a loan is placed on nonaccrual status, all interest accrued but not collected is reversed against interest income and amortization of net deferred fee income is discontinued. Interest payments received on loans in nonaccrual status are recognized as income on a cash basis unless future collections of principal are doubtful, in which case the payments received are applied as a reduction of principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. In some circumstances, interest continues to accrue on mortgage loans that have matured and the borrower continues to make monthly payments of principal and interest. For loans that have been partially charged off, if the remaining book balance of the loan is deemed fully collectible, interest income is recognized on a cash basis but limited to that which would have been accrued on the recorded balance at the contractual rate. Any cash interest received over this limit is recorded as recoveries of prior charge-offs until these charge-offs have been fully recovered.

Our lending activities emphasize the origination of first mortgage loans secured by commercial and multifamily real estate. We also offer commercial and consumer loans, although such lending has not been emphasized and the amount of such loans in our loan portfolio is not material. As a result, we consider our loan portfolio to be comprised of two segments; commercial and multifamily real estate loans, inclusive of loans on vacant land, and all other loans. Each has different risk characteristics and methodologies for assessing risk.

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

We categorize our loans into various risk categories based on an individual analysis of each loan using relevant information about the ability of borrowers to service their debt, including an analysis of the collateral’s value and cash flows, current financial information about the borrower, historical payment experience, credit documentation and other available information. All of our loans are assigned a risk grade upon origination. Loans are normally classified as pass credits until they become past due or management becomes aware of deterioration in the credit worthiness of the collateral or the borrower based on the information we collect and monitor.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Principles of Consolidation, Basis of Presentation, Use of Estimates and Summary of Significant Accounting Policies, Continued

Our internally assigned loan grades are as follows:

Pass - Loan’s primary source of repayment is satisfactory, with secondary sources very likely to be realized if necessary.

Special Mention - Loan has potential weaknesses that deserve close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the loan’s repayment prospects or our credit position at some future date. Such loans are not adversely classified.

Substandard - Loan is inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged. Such loans have a well-defined weakness or weaknesses that jeopardize the full repayment of the loan. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

Doubtful - Loan has all the weaknesses inherent in one classified substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss - Loan is considered uncollectible and of such little value that continuance as an asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

Allowance for Loan Losses and Impaired Loans. The allowance for loan losses is netted against loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated at least quarterly with consideration given to our historical lending loss rate for each major loan type over approximately the preceding three years (exclusive of the impact of any transaction that is unusual and deemed not reflective of normal charge-off history), which rate is then adjusted either upward or downward based on a review of the following qualitative factors and their estimated impact to the historical loss rate: the nature and size of our loan portfolio; overall portfolio quality; loan concentrations by type and location of the collateral property; specific problem loans and estimates of fair value of the related collateral; historical chargeoffs and recoveries; trends in nonaccrual loans; adverse situations which may affect the borrowers’ ability to repay; our perception of the current and anticipated economic conditions in our lending areas as well as national economic conditions; trends in our loan volume and associated terms; changes in our risk selection, underwriting standards, and policies and procedures in making new loans; the experience, ability and depth of our lending staff; and for the current evaluation of collateral value.

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

Note 3 - Securities

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity
At September 30, 2011
U.S. government agencies (1)	373	$673,740	$2,476	$586	$675,630	1.47%	4.7 Years
Corporate (2)	8	4,378	—	3,865	513	2.00%	21.8 Years

	381	$678,118	$2,476	$4,451	$676,143	1.47%	4.9 Years

At December 31, 2010
U.S. government agencies (1)	345	$609,755	$1,661	$5,468	$605,948	1.63%	4.8 Years
Corporate (2)	8	4,580	—	3,870	710	2.02%	22.6 Years

	353	$614,335	$1,661	$9,338	$606,658	1.63%	5.0 Years

(1)	Consist of debt obligations of U.S. government sponsored agencies - FHLB, FNMA, FHLMC and FFCB.
(2)	Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry.

Amortized cost at September 30, 2011 and December 31, 2010 is reported net of other than temporary impairment charges of $3.7 million and $3.5 million, respectively.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

($ in thousands)	Number of Securities	Less Than Twelve Months		Twelve Months or Longer		Total
		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At September 30, 2011
U.S. government agencies	85	$181,237	$585	$835	$1	$182,072	$586
Corporate	8	—	—	513	3,865	513	3,865

	93	$181,237	$585	$1,348	$3,866	$182,585	$4,451

At December 31, 2010
U.S. government agencies	186	$316,238	$5,468	$—	$—	$316,238	$5,468
Corporate	8	—	—	710	3,870	710	3,870

	194	$316,238	$5,468	$710	$3,870	$316,948	$9,338

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

The following table provides various information regarding trust preferred securities.

($ in thousands) Cusip # (1)	Credit Rating	Cost Basis	Write Downs (2)	Adj. Cost Basis	Estimated Fair Value (3)	Unrealized Loss	% of Collateral Defaulted	% of Collateral Deferred	# of Banks in Pool	OTTI (4)	Discount Margin (4)
At September 30, 2011
74041PAEO	C	$999	$(652)	$347	$29	$(318)	35.36%	10.55%	39	Yes	1.90%
74040XAD6	C+	1,016	(264)	752	147	(605)	14.74%	16.28%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	147	(606)	14.74%	16.28%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	147	(606)	14.74%	16.28%	54	Yes	1.80%
74040YAF9	C	981	(676)	305	5	(300)	23.20%	26.78%	58	Yes	1.70%
74040YAE2	C	1,000	(695)	305	5	(300)	23.20%	26.78%	58	Yes	1.70%
74041UAE9	C+	1,022	(441)	581	16	(565)	7.62%	29.35%	64	Yes	1.57%
74041UAE9	C+	1,023	(441)	582	17	(565)	7.62%	29.35%	64	Yes	1.57%

		$8,029	$(3,651)	$4,378	$513	$(3,865)

At December 31, 2010
74041PAEO	C	$1,000	$(642)	$358	$33	$(325)	34.53%	9.34%	39	Yes	1.90%
74040XAD6	C+	1,016	(262)	754	154	(600)	14.39%	15.94%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	152	(601)	14.39%	15.94%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	152	(601)	14.39%	15.94%	54	Yes	1.80%
74040YAF9	C	981	(629)	352	12	(340)	15.69%	29.80%	58	Yes	1.70%
74040YAE2	C	1,000	(648)	352	12	(340)	15.69%	29.80%	58	Yes	1.70%
74041UAE9	C+	1,022	(393)	629	98	(531)	7.56%	26.17%	64	Yes	1.57%
74041UAE9	C+	1,023	(394)	629	97	(532)	7.56%	26.17%	64	Yes	1.57%

		$8,030	$(3,450)	$4,580	$710	$(3,870)

(1)	At September 30, 2011 all of these securities were on cash basis accounting because INB is currently not receiving contractual interest payments on these securities. The cash flows for the interest payments on these securities are being redirected to a more senior class of bondholders to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the security’s underlying performing collateral to a level where a predetermined coverage test fails and requires cash flows from interest payments to be redirected to a senior class of security holders. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of the cash flow and cash interest payments would resume on INB’s bonds, although no such assurance can be given as to the amount and timing of the resumption, if any. In the first nine months of 2011, INB received payments of interest on 74040XAD6 and 74040XAE4 totaling $48,000.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities, Continued

(2)	Writedowns are derived from the difference between the book value of the security and the projected present value of the security’s cash flows as indicated per an analysis performed using guidance prescribed by GAAP.
(3)	Obtained from Moody’s pricing service, which uses a complex valuation model that factors in numerous assumptions and data, including anticipated discounts related to illiquid trading markets, credit and interest rate risk, which under GAAP would be considered Level 3 inputs. INB believes that the actual values that would be realized in an orderly market under normal credit conditions between a willing buyer and seller would approximate the projected present value of the securities’ cash flows and therefore, these estimated fair values are used for disclosure purposes only and are not used for calculating and recording impairment. INB also has the intent and the ability to retain these trust preferred securities until maturity and currently has no intention of selling them.
(4)	In determining whether there is OTTI, INB relies on a cash flow analysis as prescribed under GAAP and prepared by a third party broker to determine whether conditions are such that the projected cash flows are insufficient to recover INB’s principal investment. The basic methodology under GAAP is to compare the present value of the cash flows that are derived from assumptions made with respect to deferrals, defaults and prepayments from quarter to quarter. A decline in the present value versus that for the previous quarter is considered to be an adverse change. The discount margin in the table above represents the incremental credit spread used to derive the discount rate for present value computations. Other assumptions utilized: prepayments of 1% annually and 100% at maturity and annual defaults of 75 bps with a 15% recovery after a 2 year lag.

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity at September 30, 2011 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	464,666	466,236	1.28
Due after five years through ten years	201,540	201,846	1,87
Due after ten years	11,912	8,061	2.17

	$678,118	$676,143	1.47%

In March 2010, securities held to maturity with a carrying value of $24.1 million (estimated fair value of $24.8 million) were transferred to available-for-sale and promptly sold. A gross gain of $0.7 million was realized. The securities sold consisted of non-callable, fixed-rate U.S. government agency securities that were scheduled to mature at various times from 2011 through 2013. This transaction was undertaken to enhance INB’s capital level in response to its higher regulatory capital requirements. At September 30, 2011 and December 31, 2010, there were no securities classified as available for sale. There were no sales of securities in the first nine months of 2011.

Note 4 - Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At September 30, 2011		At December 31, 2010
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	354	$888,043	372	$948,275
Multifamily loans	166	302,595	193	380,180
Land loans	9	11,292	10	12,550

	529	1,201,930	575	1,341,005

One to four family loans	1	25	2	416
Commercial business loans	19	1,598	20	1,454
Consumer loans	13	309	8	107

	33	1,932	30	1,977

Loans receivable, gross	562	1,203,862	605	1,342,982
Deferred loan fees		(4,092)		(5,656)

Loans receivable, net of deferred fees		1,199,770		1,337,326
Allowance for loan losses (1)		(32,365)		(34,840)

Loans receivable, net (2)		$1,167,405		$1,302,486

(1)	At September 30, 2011 and December 31, 2010, a specific impairment valuation allowance (included in the allowance for loan losses) totaling $7.2 million and $7.2 million, respectively, was maintained on impaired loans. All of our loans are evaluated for impairment on a loan-by-loan basis.
(2)	At September 30, 2011 and December 31, 2010, there were $59.7 million and $52.9 million of loans, respectively, on nonaccrual status and $5.6 million and $3.6 million, respectively, of loans classified as accruing troubled debt restructured loans (TDRs). The total of these loans represented all of our impaired loans as of those dates. At September 30, 2011 and December 31, 2010, there were seven loans totaling $8.6 million and three loans totaling $7.5 million, respectively, that were ninety days past due and still accruing interest. The ninety days past due and still accruing loans at September 30, 2011 have matured and the borrowers continue to make monthly payments. The loans were in the process of being extended as of September 30, 2011.

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

The recorded investment, corresponding specific valuation allowance and unpaid principal balance of our impaired loans is summarized follows:

($ in thousands)	Recorded Investment (1) by State						Specific Valuation Allowance	Total Unpaid Principal	# of
At September 30, 2011	NY	FL	NJ	IL	OH	Total	(2)	(3)	Loans
Commercial real estate:
Retail	$9,827	$9,504	$500	$1,897	$2,304	$24,032	$3,267	$28,222	8
Office Building	888	17,485	1,066	—	—	19,439	972	20,385	4
Warehouse	950	—	—	—	—	950	29	950	1
Mixed Use	5,118	—	—	—	—	5,118	635	5,118	3
Multifamily	1,119	13,418	—	—	940	15,477	2,259	19,116	7
Land	292	—	—	—	—	292	9	292	1

Totals	$18,194	$40,407	$1,566	$1,897	$3,244	$65,308	$7,171	$74,083	24

At December 31, 2010
Commercial real estate:
Retail	$3,017	$10,834	$500	$—	$4,712	$19,063	$3,741	$19,303	5
Office Building	5,973	17,485	—	—	—	23,458	2,542	23,458	4
Warehouse	2,614	—	—	—	—	2,614	112	2,614	2
Mixed Use	3,929	—	—	—	—	3,929	515	3,929	2
Multifamily	2,981	2,863	—	—	1,647	7,491	295	9,372	4

Totals	$18,514	$31,182	$500	$—	$6,359	$56,555	$7,205	$58,676	17

(1)	Represents unpaid principal balance less any partial principal chargeoffs and interest received and applied as a reduction of principal.
(2)	Represents a specific valuation allowance against the recorded investment.
(3)	Represents the loan’s contractual unpaid principal balance (for informational purposes only).

Information related to impaired loans (consisting of nonaccrual loans and accruing TDRs) is summarized as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2011	2010	2011	2010
Average recorded investment in nonaccrual loans	$48,853	$25,802	$49,002	$56,556
Total cash basis interest income recognized on nonaccrual loans	736	280	1,704	1,161
Average recorded investment in accruing TDR loans	5,611	16,174	5,022	62,634
Total interest income recognized on accruing TDR loans under modified terms	74	122	211	2,067

Age analysis of our loan portfolio is summarized as follows:

($ in thousands) At September 30, 2011	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$833,542	$—	$—	$8,571	$8,571	$—
Multifamily	288,171	—	939	—	939	—
Land	11,000	—	—	—	—	—
All other	1,932	—	—	—	—

Total accruing loans	1,134,645	—	939	8,571	9,510	—

Nonaccrual Loans (1):
Commercial real estate	39,556	—	1,326	5,048	6,374	45,930
Multifamily	5,342	—	6,084	2,059	8,143	13,485
Land	—	—	292		292	292

Total nonaccrual loans	44,898	—	7,702	7,107	14,809	59,707

Total loans	$1,179,543	$—	$8,641	$15,678	$24,319	$59,707

(1)	At September 30, 2011, the amount in the current column included $37.4 million of TDRs for which payments are being made in accordance with their restructured terms, but the loans are maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion was comprised of certain paying loans classified nonaccrual. Interest income from loan payments is recognized on a cash basis.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Loans Receivable, Continued

($ in thousands) At December 31, 2010	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$892,332	$2,731	$680	$7,100	$10,511	$—
Multifamily	364,649	4,331	3,328	381	8,040	—
Land	12,256	294	—	—	294	—
All other	1,977	—	—	—	—

Total accruing loans	1,271,214	7,356	4,008	7,481	18,845	—

Nonaccrual Loans:
Commercial real estate (1)	22,743	14,834	—	7,855	22,689	45,432
Multifamily	—	1,131	—	6,360	7,491	7,491

Total nonaccrual loans	22,743	15,965	—	14,215	30,180	52,923

Total loans	$1,293,957	$23,321	$4,008	$21,696	$49,025	$52,923

(1)	At December 31, 2010, the amount in the current column included $21.5 million of TDRs for which payments are being made in accordance with their restructured terms, but the loans are maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion is comprised of certain paying loans classified nonaccrual. Interest from loan payments is recognized on a cash basis.

Information regarding loans restructured during the first nine months of 2011 and considered TDRs is as follows:

	Number of Loans	Recorded Investment
($ in thousands)		Pre-Modification	Post- Modification
Commercial real estate - modified interest rate and amortization period	2	$16,030	$16,030
Multifamily - modified interest rate and amortization period	3	8,385	7,334

At September 30, 2011, we had a total $43.0 million of TDR loans (of which $37.4 million were classified nonaccrual and $5.6 million accrual) and $25.1 million (of which $21.5 million were classified nonaccrual and $3.6 million accrual) at December 31, 2010. All of these loans are considered impaired loans. Normally, our restructured loans are classified nonaccrual if at the time of restructuring the loan was on nonaccrual status. Once a sufficient amount of time has passed, generally six months, if the restructured loan has performed under the modified terms and the collectability of all principal is reasonably assured, the loan is normally returned to accrual status. In addition to the passage of time, we also consider the payment performance prior to restructure, collateral value and the ability of the borrower to make principal and interest payments in accordance with the modified terms. During the first nine months of 2011, there were no restructured loans returned to accrual status. During the first nine months of 2011, we partially charged off a total of $4.7 million of principal on five performing TDRs (all of which are classified as nonaccrual loans) as result of updated appraisals indicating that the estimated fair value of the underlying collateral was less than the principal balance of the loan. The borrowers however remain obligated to pay all principal amounts due. There were no TDRs that subsequently defaulted during the first nine months of 2011.

Information regarding the credit quality of the loan portfolio based on internally assigned grades follows:

($ in thousands)	Pass	Special Mention	Substandard (1)	Total
At September 30, 2011
Commercial real estate	$801,046	$13,974	$73,023	$888,043
Multifamily	280,426	2,961	19,208	302,595
Land	8,130	—	3,162	11,292
All other	1,932	—	—	1,932

Total loans	$1,091,534	$16,935	$95,393	$1,203,862

Allocation of allowance for loan losses	$20,634	$429	$11,302	$32,365

At December 31, 2010
Commercial real estate	$858,632	$23,295	$66,348	$948,275
Multifamily	346,589	14,127	19,464	380,180
Land	9,417	2,837	296	12,550
All other	1,977	—	—	1,977

Total loans	$1,216,615	$40,259	$86,108	$1,342,982

Allocation of allowance for loan losses	$23,236	$1,174	$10,430	$34,840

(1)	Substandard loans consist of $59.7 million of nonaccrual loans, $5.6 million of accruing TDRs and $30.1 million of other performing loans at September 30, 2011 and $52.9 million of nonaccrual loans, $3.6 million of accruing TDRs and $29.6 million of other performing loans at December 31, 2010. For a discussion regarding the internal credit grade criteria, see note 1 to the financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Loans Receivable, Continued

The geographic distribution of the loan portfolio by state follows:

	At September 30, 2011		At December 31, 2010
($ in thousands)	Amount	% of Total	Amount	% of Total
New York	$787,759	65.5%	$916,485	68.2%
Florida	305,101	25.3	310,560	23.1
New Jersey	30,919	2.6	32,482	2.4
Pennsylvania	22,821	1.9	23,360	1.7
Connecticut	11,532	1.0	11,816	0.9
Georgia	9,118	0.8	9,254	0.7
Virginia	8,248	0.7	8,377	0.6
North Carolina	7,767	0.6	7,859	0.6
Kentucky	7,712	0.6	7,826	0.6
Ohio	4,083	0.3	7,215	0.6
All other states	8,802	0.7	7,748	0.6

	$1,203,862	100.0%	$1,342,982	100.0%

Note 5 - Allowance for Loan Losses

Activity in the allowance for loan losses by loan type and for the periods indicated are as follows:

($ in thousands)	Commercial Real Estate	Multifamily	Land	All Other	Total
Quarter Ended September 30, 2011
Balance at beginning of period	$19,103	$11,067	$1,588	$14	$31,772
Loan chargeoffs	(946)	(721)	—	—	(1,667)
Loan recoveries	54	15	—	—	69
Provision (credit) for loan losses	2,426	(65)	(167)	(3)	2,191

Balance at end of period (1)	$20,637	$10,296	$1,421	$11	$32,365

Quarter Ended September 30, 2010
Balance at beginning of period	$19,360	$10,503	$469	$18	$30,350
Loan chargeoffs	(140)	(158)	—	—	(298)
Loan recoveries	—	600	—	—	600
Provision (credit) for loan losses	1,133	(408)	876	(3)	1,598

Balance at end of period (1)	$20,353	$10,537	$1,345	$15	$32,250

($ in thousands)	Commercial Real Estate	Multifamily	Land	All Other	Total
Nine-Months Ended September 30, 2011
Balance at beginning of period	$21,919	$11,356	$1,553	$12	$34,840
Loan chargeoffs	(5,446)	(2,108)	—	—	(7,554)
Loan recoveries	54	47	—	—	101
Provision (credit) for loan losses	4,110	1,001	(132)	(1)	4,978

Balance at end of period (1)	$20,637	$10,296	$1,421	$11	$32,365

Nine-Months Ended September 30, 2010
Balance at beginning of period	$19,275	$11,696	$1,650	$19	$32,640
Loan chargeoffs	(59,310)	(34,573)	(5,877)	—	(99,760)
Loan recoveries	—	600	—	—	600
Provision (credit) for loan losses	60,388	32,814	5,572	(4)	98,770

Balance at end of period (1)	$20,353	$10,537	$1,345	$15	$32,250

(1)	Impairment for all of our impaired loans is calculated on a loan-by-loan basis using either the estimated fair value of the loan’s collateral less estimated selling costs (for collateral dependent loans) or the present value of the loan’s cash flows (for non-collateral dependent loans). Any calculated impairment is recognized as a valuation allowance within the overall allowance for loan losses and a charge through the provision for loan losses. We may charge off any portion of the impaired loan with a corresponding decrease to the valuation allowance when such impairment is deemed uncollectible.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 - Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At September 30, 2011		At December 31, 2010
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	3	$9,074	2	$7,932
Multifamily	3	14,073	3	14,573
Land	2	3,858	2	4,559

	8	$27,005	7	$27,064

(1)	Reported net of valuation allowance.

In May 2010, $14.4 million of foreclosed real estate was sold in a bulk sale at substantial discounts to their then net carrying values for net proceeds of $9.1 million. In connection with the sale, we recorded a $5.3 million provision for real estate losses and a like amount of real estate chargeoffs.

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2011	2010	2011	2010
Valuation allowance at beginning of period	$3,966	$1,582	$2,688	$2,793
Provision for real estate losses	701	2,984	1,979	13,505
Real estate chargeoffs	—	(912)	—	(12,644)

Valuation allowance at end of period	$4,667	$3,654	$4,667	$3,654

Note 7 - Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At September 30, 2011		At December 31, 2010
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$486,236	2.84%	$431,881	3.09%
Over one to two years	317,904	3.08	349,174	3.63
Over two to three years	256,528	4.24	298,287	4.26
Over three to four years	76,565	3.37	113,587	3.78
Over four years	78,873	4.13	112,016	4.13

Total certificates of deposit (1)	$1,216,106	3.32%	$1,304,945	3.65%

(1)	CDs of $100,000 or more totaled $604 million at September 30, 2011 and $639 million at December 31, 2010 and included brokered CDs of $133 million and $159 million, respectively. At September 30, 2011, all CDs of $100,000 or more (inclusive of brokered CDs) by remaining maturity were as follows: $225 million due within one year; $161 million due over one to two years; $138 million due over two to three years; $32 million due over three to four years; and $48 million due thereafter. At September 30, 2011, brokered CDs had a weighted average rate of 4.94% and their remaining maturity were as follows: $48 million due within one year; $36 million due over one to two years; $32 million due over two to three years; none due over three to four years; and $17 million due thereafter.

Note 8 - FHLB Advances and Lines of Credit

At September 30, 2011, INB had access to $38 million of unsecured credit lines that were cancelable at any time. As a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can borrow from these institutions on a secured basis. At September 30, 2011, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $726 million from the FHLB and FRB if needed.

The following is a summary of certain information regarding FHLB advances in the aggregate:

	At or For the Quarter Ended September 30,		At or For the Nine- Months Ended September 30,
($ in thousands)	2011	2010	2011	2010
Balance at period end	$17,500	$30,500	$17,500	$30,500
Maximum amount outstanding at any month end for the period	$22,500	$35,500	$25,500	$55,500
Average outstanding balance for the period	$21,446	$35,944	$22,947	$43,809
Weighted-average interest rate paid for the period	4.08%	3.92%	4.09%	3.85%
Weighted-average interest rate at period end	4.10%	3.93%	4.10%	3.93%

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - FHLB Advances and Lines of Credit, Continued

Scheduled contractual maturities of outstanding FHLB advances as of September 30, 2011 were as follows:

($ in thousands)	Amount	Rate
Due January 17, 2012	$4,000	3.85%
Due March 12, 2012	3,000	3.94%
Due September 5, 2012	3,500	4.28%
Due March 11, 2013	3,000	4.17%
Due September 9, 2013	4,000	4.26%

	$17,500	4.10%

Note 9 - Subordinated Debentures - Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding at September 30, 2011 are summarized as follows:

($ in thousands)	Principal	Accrued Interest Payable	Interest Rate
Capital Securities II - debentures due September 17, 2033	$15,464	$940	3.30%
Capital Securities III - debentures due March 17, 2034	15,464	892	3.14%
Capital Securities IV - debentures due September 20, 2034	15,464	773	2.75%
Capital Securities V - debentures due December 15, 2036	10,310	1,308	2.00%

	$56,702	$3,913

The securities are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. Each Trust was formed with a capital contribution from IBC and for the sole purpose of issuing and administering the Capital Securities.

The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire IBC’s Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of IBC’s capital contributions of $1.7 million, total $55 million and qualify as regulatory Tier 1 capital up to certain limits. IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II to IV were capitalized and are being amortized over the life of the securities using the straight-line method. The unamortized balance totaled $0.8 million at September 30, 2011. There were no issuance costs associated with Capital Securities V.

As of September 30, 2011, interest payments on the Junior Subordinated Debentures (and the corresponding distributions on the Capital Securities) are payable in arrears as follows:

•	Capital Securities II - quarterly at the rate of 2.95% over 3 month libor;

•	Capital Securities III - quarterly at the rate of 2.79% over 3 month libor;

•	Capital Securities IV - quarterly at the rate of 2.40% over 3 month libor; and

•	Capital Securities V - quarterly at the rate of 1.65% over 3 month libor.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 - Subordinated Debentures - Capital Securities, Continued

In February 2010, IBC exercised its right to defer interest payments. This deferral does not constitute a default under the indentures governing the securities. At September 30, 2011, IBC had accrued and expensed a total of $3.9 million of interest payments on the Junior Subordinated Debentures.

All of the Capital Securities are subject to mandatory redemption as follows: (i) in whole, but not in part, upon repayment of the Junior Subordinated Debentures at stated maturity or earlier, at the option of IBC, within 90 days following the occurrence and continuation of certain changes in the tax or capital treatment of the Capital Securities, or a change in law such that the statutory trust would be considered an investment company, contemporaneously with the redemption by IBC of the Junior Subordinated Debentures; and (ii) in whole or in part at any time contemporaneously with the optional redemption by IBC of the Junior Subordinated Debentures in whole or in part. Any redemption would be subject to the receipt of regulatory approvals.

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

In February 2010, IBC ceased declaration and payment of dividends on the preferred stock held by the Treasury as required by IBC’s primary regulator. IBC has missed seven dividend payments as of the date of filing of this report.

At September 30, 2011, the amount of Preferred Share Dividends undeclared, unpaid and in arrears totaled $2.4 million. The preferred stock carries a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% beginning in December 2013. Dividends compound if they accrue and are not paid and they also reduce earnings or increase losses available to common stockholders. A failure to pay a total of six preferred share dividend payments, whether or not consecutive, gives the holders of the shares the right to elect two directors to IBC’s board of directors. That right would continue until IBC pays all dividends in arrears.

In April 2011, IBC agreed with the Treasury to have one or more employees of the Office of Financial Stability (“OFS”) attend and observe IBC’s and INB’s full Board of Director meetings as well as certain meetings of committees of each Board, as appropriate. The observers participate primarily by listening to discussions and presentations in such meetings, limiting their participation to clarifying questions on materials distributed, presentations made or actions proposed or taken at such meetings.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11 - Common Stock Options

IBC has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options, restricted stock and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. As of September 30, 2011, the maximum number of shares of Class A common stock that may be awarded under the Plan is 1,500,000. At September 30, 2011, 827,160 shares of Class A common stock were available for award under the Plan. There were no grants during the first nine months of 2011 or 2010. There was no activity in outstanding awards for the nine-months ended September 30, 2011. For a summary of outstanding common stock options as well as a common stock warrant held by the Treasury, see note 14 to the financial statements in our 2010 10-K.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award and is as follows: for the quarter ended September 30, 2011 and 2010, $78,000 and $10,000, respectively, and for the nine-months ended September 30, 2011 and 2010, $233,000 and $31,000, respectively. Stock-based compensation expense is recorded as an expense and a corresponding increase to stockholders’ equity. At September 30, 2011, pre-tax compensation cost related to all nonvested awards of options and restricted stock not yet recognized totaled $656,000 and will be recognized over a weighted-average period of approximately 2.17 years.

Note 12 - Deferred Tax Asset

At September 30, 2011 and December 31, 2010, we had a deferred tax asset totaling $41.1 million and $47.1 million, respectively. The tax asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future income tax deductions as well as an unused net operating loss carryforward (NOL) of approximately $40 million for Federal purposes and approximately $72 million for state and local purposes as of September 30, 2011. The NOLs are available to be applied against our future taxable income. The NOLs expire in 2030.

We have determined that a valuation allowance for the deferred tax asset was not required at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized. This conclusion is based on our prior earnings history (exclusive of the NOL generated in the second quarter of 2010) coupled with evidence (such as our profitable fourth quarter of 2010 and first three quarters of 2011, and future projections of taxable income) indicating that we will be able to generate an adequate amount of future taxable income over a reasonable period of time to fully utilize the deferred tax asset.

Our ability to realize our deferred tax asset could be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the realization of our deferred tax asset. In addition, the amount of our net operating loss carryforwards and certain other tax attributes realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code as a result of future offerings of our capital securities, which could trigger a “change in control” as defined in Section 382. IBC currently has no plan to issue additional capital securities other than the issuance of shares of Class A common stock in connection with awards under the Plan discussed in note 11.

Note 13 - Earnings (Loss) Per Common Share

Net earnings (loss) applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings (loss) per common share computations are summarized in the table that follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
	2011	2010	2011	2010
Net earnings (loss) applicable to common stockholders	$2,638,000	$(661,000)	$6,822,000	$(55,412,000)
Weighted-Average number of common shares outstanding (1)	21,126,489	9,120,812	21,126,489	8,672,460

Basic Earnings (Loss) Per Common Share	$0.12	$(0.07)	$0.32	$(6.39)

Diluted Earnings (Loss) Per Common Share	$0.12	$(0.07)	$0.32	$(6.39)

(1)	All outstanding options and warrant to purchase common stock during each of the periods above were not dilutive for purposes of the diluted earnings per share computations.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 - Off-Balance Sheet Financial Instruments

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These instruments can be in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in our financial statements. Our maximum exposure to credit risk is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees to us. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. INB from time to time issues standby letters of credit, which are conditional commitments issued by INB to guarantee the performance of a customer to a third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in originating loans. We had no standby letters of credit outstanding at September 30, 2011 or December 31, 2010.

The contractual amounts of off-balance sheet financial instruments are summarized as follows:

($ in thousands)	At Sep 30, 2011	At Dec 31, 2010
Unfunded loan commitments	$6,928	$6,305
Available lines of credit	782	816

	$7,710	$7,121

Note 15 - Regulatory Capital and Regulatory Matters

In December 2010, INB entered into a formal written agreement (the “Formal Agreement”) with its primary regulator, The Office of The Comptroller of the Currency (the “OCC”). The Formal Agreement superseded and replaced a Memorandum of Understanding (“MOU”) entered into on April 7, 2009 between INB and the OCC. The Formal Agreement requires INB to take certain actions, including the development of strategic and capital plans covering at least three years, completing a management assessment, and developing programs related to: loan portfolio management; criticized assets; credit concentrations; loan review; accounting for other real estate owned; maintaining an adequate allowance for loan losses; liquidity risk management; and interest rate risk.

INB’s Board of Directors appointed a compliance committee which meets monthly to monitor and coordinate INB’s performance under the Formal Agreement and to submit periodic progress reports to the OCC. As of September 30, 2011, INB has achieved compliance with a number of the articles in the Formal Agreement and believes it has submitted the additional required documentation to achieve compliance with the remaining articles. All of the steps and actions INB has and will continue to take are subject to the on-going review, satisfaction and acceptance of the OCC. Consequently, timing with respect to full compliance with the Formal Agreement cannot be predicted since many of the steps and actions we have taken will need to be in place and operating effectively for a period of time as determined by the OCC in order to achieve full compliance with the Formal Agreement.

The Formal Agreement also limits INB’s ability to pay dividends to IBC and requires INB to maintain Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 capital at least equal to 10% of risk-weighted assets; and total risk-based capital at least equal to 12% of risk-weighted assets. These are the same levels that INB agreed with the OCC to maintain beginning April 7, 2009. Furthermore, INB is not allowed to accept brokered deposits without the prior approval of the OCC and it is also required, in the absence of a waiver from the FDIC, based on a determination that INB operates in high cost deposit markets, to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. At September 30, 2011, all of INB’s deposit products were at levels at or below the FDIC national rates plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC.

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

At September 30, 2011 and December 31, 2010, we believe that IBC and INB met all capital adequacy requirements to which they are subject. As of the date of filing of this report, we are not aware of any conditions or events that would have changed the status of such compliance with regulatory capital requirements from September 30, 2011.

Information regarding our regulatory capital and related ratios is summarized as follows:

	INB		IBC Consolidated
($ in thousands)	At September 30, 2011	At December 31, 2010	At September 30, 2011	At December 31, 2010
Tier 1 Capital (1)	$212,444	$197,660	$220,737	$208,091
Tier 2 Capital	17,557	19,254	17,639	19,370

Total risk-based capital	$230,001	$216,914	$238,376	$227,461

Net risk-weighted assets	$1,390,411	$1,525,185	$1,396,358	$1,534,108
Average assets for regulatory purposes	$2,000,059	$2,057,155	$2,007,844	$2,069,318

Total capital to risk-weighted assets	16.54%	14.22%	17.07%	14.83%
Tier 1 capital to risk-weighted assets	15.28%	12.96%	15.81%	13.56%
Tier 1 capital to average assets	10.62%	9.61%	10.99%	10.06%

(1)	IBC’s consolidated Tier 1 capital at September 30, 2011 and December 31, 2010 included $55 million of IBC’s outstanding qualifying trust preferred securities and $25 million of IBC’s Series A cumulative perpetual preferred stock held by the U.S. Treasury.

The table that follows presents information regarding our capital adequacy.

			Capital Requirements
	Actual Capital		Minimum Under Prompt Corrective Action Provisions		To Be “Well Capitalized” Under Prompt Corrective Action Provisions		Minimum Under Agreement with OCC
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated at September 30, 2011: (1)
Total capital to risk-weighted assets	$238,376	17.07%	$111,709	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$220,737	15.81%	$55,854	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$220,737	10.99%	$80,314	4.00%	NA	NA	NA	NA

Consolidated at December 31, 2010:
Total capital to risk-weighted assets	$227,461	14.83%	$122,729	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$208,091	13.56%	$61,364	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$208,091	10.06%	$82,773	4.00%	NA	NA	NA	NA

INB at September 30, 2011:
Total capital to risk-weighted assets	$230,001	16.54%	$111,233	8.00%	$139,041	10.00%	$166,849	12.00%
Tier 1 capital to risk-weighted assets	$212,444	15.28%	$55,616	4.00%	$83,425	6.00%	$139,041	10.00%
Tier 1 capital to average assets	$212,444	10.62%	$80,002	4.00%	$100,003	5.00%	$180,005	9.00%

INB at December 31, 2010:
Total capital to risk-weighted assets	$216,914	14.22%	$122,015	8.00%	$152,519	10.00%	$183,022	12.00%
Tier 1 capital to risk-weighted assets	$197,660	12.96%	$61,007	4.00%	$91,511	6.00%	$152,519	10.00%
Tier 1 capital to average assets	$197,660	9.61%	$82,286	4.00%	$102,858	5.00%	$185,144	9.00%

(1)	Assuming IBC had excluded all of its eligible outstanding trust preferred securities (which totaled $55 million) from its Tier 1 capital and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios at September 30, 2011 would have been 17.07%, 11.87% and 8.25%, respectively.

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

The following table provides information regarding our assets measured at fair value on a nonrecurring basis.

	At September 30, 2011	At December 31, 2010	Total Losses (Gains) (3)
			Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	Carrying Value	Carrying Value	2011	2010	2011	2010
Impaired loans (1):
Commercial real estate	$49,539	$49,064	$3,025	$1,413	$3,267	$55,544
Multifamily	15,477	7,491	2,336	(855)	4,027	26,491
Land	292	—	8	—	8	4,696

Total impaired loans	65,308	56,555	5,369	558	7,302	86,731
Impaired securities (2)	4,378	4,580	96	293	201	841
Foreclosed real estate	27,005	27,064	701	2,984	1,979	13,632

(1)	Comprised of nonaccrual loans and accruing TDRs and excludes a specific valuation allowance of $7.2 million. See note 4.
(2)	Comprised of certain investments in trust preferred securities considered other than temporarily impaired. See note 3.
(3)	Represents total losses recognized on all assets measured at fair value on a nonrecurring basis during the period indicated. The loss for impaired loans represents the change (before net chargeoffs) during the period in the corresponding specific valuation allowance and the loss for foreclosed real estate represents writedowns in carrying values subsequent to foreclosure (recorded as provisions for real estate losses) adjusted for any gains or losses from the sale of the properties during the period. The loss on investment securities represents OTTI charges recorded as a component of noninterest income.

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the nine-months ended September 30, 2011.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2010	$4,580	$56,555	$27,064
Net new impaired loans	—	30,524	—
Other than temporary impairment writedowns	(201)	—	—
Principal repayments and payoffs of impaired loans	—	(12,603)	—
Chargeoffs of impaired loans	—	(7,437)	—
Impaired loans transferred to foreclosed real estate	—	(1,731)	1,731
Gain on transfers of impaired loans at estimated market value	—	—	189
Writedowns of carrying value subsequent to foreclosure	—	—	(1,979)
All other	(1)	—	—

Balance at September 30, 2011	$4,378	$65,308	$27,005

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

The carrying and estimated fair values of our financial instruments are as follows:

	At September 30, 2011		At December 31, 2010
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$36,798	$36,798	$23,911	$23,911
Securities held to maturity, net	678,118	676,143	614,335	606,658
FRB and FHLB stock	9,242	9,242	9,655	9,655
Loans receivable, net	1,167,405	1,199,470	1,302,486	1,336,412
Loan fees receivable	4,505	3,692	5,470	4,441
Accrued interest receivable	7,250	7,250	8,925	8,925
Financial Liabilities:
Deposits	1,678,003	1,725,069	1,766,083	1,821,899
Borrowed funds plus accrued interest payable	78,156	77,846	84,676	83,661
Accrued interest payable on deposits	2,624	2,624	4,593	4,593
Off-Balance Sheet Instruments: Commitments to lend	322	322	143	143

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

ASU 2011-02 is effective for our first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying this ASU, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this new ASU did not have a material impact on our consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03 Transfers and Servicing (Topic 860): “Reconsideration of Effective Control for Repurchase Agreements,” which applies to all public entities. It affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. Consequently, it also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. Eliminating the transferor’s ability criterion and related implementation guidance from an entity’s assessment of effective control should improve the accounting for repos and other similar transactions. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We do not expect the adoption of ASU 2011-03 to have a material impact on our consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. The adoption of ASU No. 2011-08 will not have any impact on our financial statements since we do not have any Goodwill.

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., our independent registered public accounting firm, has made a limited review of our financial data as of September 30, 2011 and for the three- and nine-month periods ended September 30, 2011 and 2010 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of September 30, 2011 and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2011 and 2010, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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
October 31, 2011

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

Available Information

IBC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements and any amendments to those reports, can be obtained (excluding exhibits) without charge by writing to: Intervest Bancshares Corporation, Attention: Secretary, One Rockefeller Plaza (Suite 400) New York, New York 10020. In addition, the reports (with exhibits) are available on the Securities and Exchange Commission’s website at www.sec.gov. IBC has a website at www.intervestbancsharescorporation.com that is used for limited purposes. INB also has a website at www.intervestnatbank.com. The information on both of these web sites is not and should not be considered part of this report and is not incorporated by reference in this report.

Critical Accounting Policies

A detailed discussion of our critical accounting policies and the factors and estimates we use in applying them can be found under the caption “Critical Accounting Policies” on pages 46 to 50 in our 2010 10-K.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

A comparison of selected consolidated balance sheet information follows:

	At September 30, 2011		At December 31, 2010
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$36,798	1.9%	$23,911	1.2%
Security investments, net	687,360	34.5	623,990	30.1
Loans receivable, net of deferred fees and loan loss allowance	1,167,405	58.6	1,302,486	62.9
Foreclosed real estate, net of valuation allowance	27,005	1.4	27,064	1.3
All other assets	72,677	3.6	93,417	4.5

Total assets	$1,991,245	100.0%	$2,070,868	100.0%

Deposits	$1,678,003	84.3%	$1,766,083	85.3%
Borrowed funds and related interest payable	78,156	3.9	84,676	4.1
All other liabilities	40,781	2.0	34,149	1.6

Total liabilities	1,796,940	90.2	1,884,908	91.0
Stockholders’ equity	194,305	9.8	185,960	9.0

Total liabilities and stockholders’ equity	$1,991,245	100.0%	$2,070,868	100.0%

General

Total assets at September 30, 2011 decreased to $1.99 billion from $2.07 billion at December 31, 2010, primarily reflecting a decrease in loans receivable, partially offset by an increase in security investments. The net decrease in loans funded a reduction in deposit liabilities and borrowed funds.

Cash and Cash Equivalents

Cash and cash equivalents increased to $37 million at September 30, 2011 from $24 million at December 31, 2010. The level of cash and cash equivalents fluctuates based on various factors, including our liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities. See the section “Liquidity and Capital Resources” in this report for a discussion of our liquidity.

Security Investments

Security investments consist of securities held to maturity and Federal Reserve Bank of New York (FRB) and Federal Home Loan Bank of New York (FHLB) stock totaling $687 million at September 30, 2011 and $624 million at December 31, 2010. Security investments are classified as held to maturity and are carried at amortized cost when we have the intent and ability to hold them to maturity. Such investments, all of which are held by INB, increased to $678 million at September 30, 2011, from $614 million at December 31, 2010. The increase reflected $627.7 million of new purchases, partially offset by $558.9 million of calls, $5.1 million of maturities and $0.2 million of impairment writedowns. The growth in security investments has been a function of decreased lending opportunities.

At September 30, 2011, the securities held to maturity portfolio consisted of investment grade debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $673.7 million and noninvestment grade corporate securities (consisting of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry) with a current carrying value of $4.4 million. As discussed in note 3 to the financial statements in this report, other than temporary impairment charges totaling $3.7 million have been recorded on the trust preferred security investments.

At September 30, 2011, the held to maturity portfolio had a weighted-average yield to earliest call date of 1.47% and a weighted-average remaining contractual maturity of 4.9 years. Nearly all of the securities have fixed interest rates or have predetermined rate increases and call features that allow the issuer to call the security before its stated maturity without penalty. Over the next twelve months, approximately $460 million of securities in the portfolio could potentially be called assuming market interest rates remain at or near current levels. A large portion of the resulting proceeds would then be reinvested by INB into similar securities and potentially at lower rates. At the time of purchase, securities with callable features routinely have higher yields than non-callable securities with the same maturity. However, the callable features or the expiration of the non-callable period of the security will most likely result in the early call of securities in a declining or flat rate environment, which results in re-investment risk of the proceeds.

At September 30, 2011 and December 31, 2010, the held-to-maturity portfolio’s estimated fair value was $676 million and $607 million, respectively. At September 30, 2011, the portfolio had a net unrealized loss of $2.0 million, compared to a net unrealized loss of $7.7 million at December 31, 2010. See note 3 to the financial statements included in this report for information on and a discussion of unrealized losses.

In order for INB to be a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity, which amounted to $5.8 million and $3.4 million, respectively, at September 30, 2011. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was most recently at the rate of 4.5% on August 19, 2011. The total required investment fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

Loans Receivable, Net of Deferred Fees

Total loans receivable, net of unearned fees, amounted to $1.20 billion at September 30, 2011, a $138 million decrease from $1.34 billion at December 31, 2010. The decrease was due to an aggregate of $180.1 million of principal repayments (resulting from $153.4 million of payoffs and $26.7 million of normal amortization), $7.6 million of chargeoffs and $1.7 million transferred to foreclosed real estate, partially offset by $50.3 million of new loan originations and a $1.6 million decrease in unearned fees. Loans paid off during the period had a weighted-average contractual yield of 6.57%. New loan originations during the period all had fixed interest rates and a weighted-average yield and term of 6.01% and 4.9 years, respectively. Fixed-rate loans constituted approximately 77% of the loan portfolio at September 30, 2011. The portfolio also includes loans (approximately 20% of the portfolio) that have terms that call for predetermined interest rate increases over the life of the loan. See the section “Asset and Liability Management” in our 2010 10-K for a further discussion of fixed-rate loans and their impact on our interest rate risk.

Our loan portfolio is concentrated in mortgage loans secured by commercial and multifamily real estate properties located in New York (65%) and Florida (25%). The properties include rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self storage facilities and some vacant land.

At September 30, 2011, our loans secured by real estate consisted of 530 loans with an aggregate principal balance of $1.20 billion and an average loan size of $2.3 million. Loans with principal balances of more than $10 million consisted of 10 loans totaling $130 million, with the largest loan being $16.0 million. Loans with principal balances of $5 million to $10 million consisted of 51 loans and aggregated to $333 million.

The following table sets forth information regarding our real estate loan portfolio:

($ in thousands)	In New York	In Florida	In New Jersey	In Other States	Total At Sep 30, 2011	Total At Dec 31, 2010
Commercial Real Estate:
Retail	$314,059	$89,688	$10,915	$48,183	$462,845	$492,596
Office buildings	138,328	54,526	15,064	15,521	223,439	239,047
Industrial/warehouse	62,115	6,409	752	—	69,276	77,890
Hotels	36,872	14,965	—	—	51,837	55,044
Mobile home parks	—	23,151	—	—	23,151	21,082
Parking lots/garages	24,044	—	—	—	24,044	25,488
Other	14,627	16,846	1,138	840	33,451	37,128
Multifamily	195,062	88,956	3,050	15,527	302,595	380,180
Land	2,622	8,670	—	—	11,292	12,550
Residential 1-4 Family	—	25	—	—	25	416

Total real estate loans	$787,729	$303,236	$30,919	$80,071	$1,201,955	$1,341,421

Real estate loans on nonaccrual status	$14,586	$38,415	$1,565	$5,141	$59,707	$52,923

The following table sets forth information regarding loans of more than $10 million at September 30, 2011:

($ in thousands) Property Type	Property Location	Principal Balance	Current Interest Rate	Maturity Date	Days Past Due	Status
Office building	New York, New York	$16,047	6.00%	Aug 2013	None	Accrual
Office building	New York, New York	15,538	6.13%	Apr 2015	None	Accrual
Retail	White Plains, New York	15,202	6.00%	Sep 2015	None	Accrual
Office building	Miami, Florida	14,834	5.00%	Sep 2018	None	TDR-nonaccrual (1)
Residential multifamily	Tampa, Florida	12,758	5.88%	Sep 2020	None	Accrual
Office building	Ft. Lauderdale, Florida	11,631	6.00%	May 2016	None	Accrual
Retail	Brooklyn, New York	11,240	6.00%	Nov 2013	None	Accrual
Retail	Manorville, New York	11,166	6.25%	Sep 2024	None	Accrual
Hotel	New York, New York	11,126	6.45%	Jul 2012	None	Accrual
Office building	New York, New York	10,684	6.00%	Apr 2014	None	Accrual

		$130,226

(1)	Loan was restructured in June 2011 and is performing in accordance with its restructured terms. Monthly payments are interest only based on 5.00% to 6/1/2013. Beginning 7/1/13 monthly P&I payments resume with a 5.125% interest rate. Thereafter rate increases each year on 6/1 as follows: 5.25%, 5.375%, 5.50%, 5.625% and 5.75%. Regulatory guidance requires loan to remain on nonaccrual status as of September 30, 2011.

The following table sets forth information regarding loans outstanding at September 30, 2011 by year of origination:

($ in thousands) Year Originated	Balance Outstanding	% of Total	Balance Rated Substandard	% of Outstanding	Balance Nonaccrual	% of Outstanding
2004 and prior	$193,719	16%	$—	—	$—	—
2005	92,921	8%	15,713	17%	7,005	8%
2006	142,145	12%	2,069	1%	2,069	2%
2007	254,644	21%	63,925	25%	41,837	16%
2008	240,284	20%	9,445	4%	5,997	2%
2009	162,017	13%	1,442	1%	—	—
2010	72,465	6%	2,799	4%	2,799	4%
2011	45,667	4%	—	—	—	—

	$1,203,862	100%	$95,393	8%	$59,707	5%

The table that follows summarizes loans we have rated substandard as of the dates indicated:

($ in thousands)	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011
Impaired loans:
Loans on nonaccrual status	$52,923	$45,192	$45,352	$59,707
TDRs on accruing status	3,632	5,630	5,619	5,601

Total impaired loans	56,555	50,822	50,971	65,308
Other non-impaired accruing substandard loans	29,553	35,350	39,291	30,085

Total substandard loans	$86,108	$86,172	$90,262	$95,393

As noted in the preceding table, in addition to loans on nonaccrual status and accruing TDRs, at September 30, 2011, there were an additional 12 loans totaling $30.1 million that are also rated substandard for which there were concerns regarding the ability of the borrowers to meet existing repayment terms. These loans reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loans. These loans may never become delinquent, nonaccrual or impaired. Potential problem loans, such as these, are closely monitored and considered in the determination of the overall adequacy of the allowance for loan losses.

For additional information concerning our loan portfolio, see note 4 to the financial statements included in this report.

Nonperforming Assets and Troubled Debt Restructured Loans (TDRs)

The table below summarizes nonperforming assets, TDRs, past due loans and selected ratios at the dates indicated.

($ in thousands)	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011
Nonaccrual loans:
Loans past due 90 days or more	$14,215	$19,633	$8,674	$7,107
Loans past due 31-89 days (1)	15,965	1,125	2,852	7,702
Loans past due 0-30 days (1)	1,269	6,362	1,262	7,455
TDR loans past due 0-30 days (2)	21,474	18,072	32,564	37,443

Total loans on nonaccrual status	52,923	45,192	45,352	59,707
Real estate acquired through foreclosure	27,064	27,064	25,786	27,005
Investment securities on a cash basis (3)	2,318	4,475	4,475	4,378

Total assets considered nonperforming	$82,305	$76,731	$75,613	$91,090

TDRs on an accruing status and 0-30 days past due	$3,632	$5,630	$5,619	$5,601
Loans past due 90 days or more and still accruing (4)	$7,481	$3,879	$4,594	$8,571
Loans past due 60-89 days and still accruing	$4,008	$—	$7,704	$939
Loans past due 31-59 days and still accruing	$7,356	$21,785	$—	$—

Nonaccrual loans to total gross loans	3.94%	3.46%	3.61%	4.96%
Nonperforming assets to total assets	3.97%	3.81%	3.69%	4.57%
Allowance for loan losses to total net loans	2.61%	2.49%	2.54%	2.70%
Allowance for loan losses to nonaccrual loans	65.83%	71.69%	70.06%	54.21%

(1)	We may place a loan on nonaccrual status prior to it becoming past due 90 days based on the specific facts and circumstances associated with each loan that indicate that it is probable the borrower may not be able to continue making monthly payments. Interest income from payments on such classified loans is recognized on a cash basis.
(2)	Represent loans that are performing in accordance with their restructured terms but are classified as nonaccrual in accordance with regulatory guidance. Interest income from payments on such classified loans is recognized on a cash basis. At September 30, 2011, such loans totaled $37 million and were yielding 4.71%. A TDR that is on nonaccrual status can be returned to accrual status if ultimate collectability of contractual principal is assured and the borrower has demonstrated satisfactory payment performance either before or after the restructuring (usually for a period of no shorter than six months). For those TDRs that have been partially charged-off, the evaluation for full repayment of contractual principal must include the collectability of amounts charged off.
(3)	See note 3 to the financial statements included in this report for a discussion of these securities.
(4)	At September 30, 2011, balance consisted of 7 loans that have matured and the borrowers were making monthly loan payments. The loans were in the process of being extended as of September 30, 2011.

The table that follows summarizes the change in total nonaccrual loans for the periods indicated.

($ in thousands)	Quarter Ended Mar 31, 2011	Quarter Ended Jun 30, 2011	Quarter Ended Sep 30, 2011	Nine- Months Ended Sep 30, 2011
Balance at beginning of period	$52,923	$45,192	$45,352	$52,923
Net new additions	5,250	1,551	21,723	28,524
Chargeoffs	(4,396)	(1,374)	(1,667)	(7,437)
Transfers to foreclosed real estate	—	—	(1,731)	(1,731)
Payoffs and principal repayments	(8,585)	(17)	(3,970)	(12,572)

Balance at end of period	$45,192	$45,352	$59,707	$59,707

The table that follows summarizes the change in accruing TDRs for the periods indicated.

($ in thousands)	Quarter Ended Mar 31, 2011	Quarter Ended Jun 30, 2011	Quarter Ended Sep 30, 2011	Nine- Months Ended Sep 30, 2011
Balance at beginning of period	$3,632	$5,630	$5,619	$3,632
New additions	2,000	—	—	2,000
Principal repayments	(2)	(11)	(18)	(31)

Balance at end of period	$5,630	$5,619	$5,601	$5,601

The table that follows details real estate we owned through foreclosure at the dates indicated.

				Net Carrying Value (1)				Date Last Appraised
($ in thousands) Property Type	City	State	Acquired	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011
Vacant Land	Hollywood	FL	Feb 2008	$2,645	$2,645	$2,645	$1,944	Sep 2011
Hotel	Orlando	FL	Apr 2009	5,820	5,820	5,820	5,820	Sep 2011
Office Bldg.	Yonkers	NY	Aug 2009	2,112	2,112	1,334	1,334	Jun 2011
Multifamily	Austell	GA	Sep 2009	3,696	3,696	3,196	3,196	Sep 2011
Vacant Land	Perryville	MD	Apr 2010	1,914	1,914	1,914	1,914	Dec 2010
Multifamily	Louisville	KY	Jul 2010	7,488	7,488	7,488	7,488	May 2011
Multifamily	Louisville	KY	Jul 2010	3,389	3,389	3,389	3,389	May 2011
Office Bldg.	Jacksonville	FL	Jul 2011	—	—	—	1,920	Jul 2011

				$27,064	$27,064	$25,786	$27,005

(1)	Reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure. The total valuation allowance amounted to $4.7 million at September 30, 2011 and $2.7 million at December 31, 2010.

For additional information on nonaccrual loans, TDRs, past due loans and real estate owned and its corresponding valuation allowance, see notes 4 and 6 to the financial statements included in this report.

Allowance For Loan Losses

The allowance for loan losses amounted to $32.4 million at September 30, 2011, compared to $34.8 million at December 31, 2010. The allowance represented 2.70% of total loans (net of deferred fees) outstanding at September 30, 2011, compared to 2.61% at December 31, 2010. The net decrease in the allowance was due to $7.6 million of chargeoffs, partially offset by $5.0 million of loan loss provisions and $0.1 million of recoveries of prior chargeoffs.

During the first nine months of 2011, as result of updated appraisals and estimates of fair value of collateral properties, we recorded $4.7 million of partial chargeoffs on five performing TDRs (each classified as nonaccrual and impaired) and $1.7 million of partial chargeoffs on three other nonaccrual loans. We also recorded $1.2 million of additional chargeoffs resulting from the payoff of several nonaccrual and underperforming loans at a discount to their net carrying value as part of our efforts to reduce problem assets.

At September 30, 2011 and December 31, 2010, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $7.2 million at each date, for total nonaccrual and accruing restructured loans, all of which are considered impaired loans. At September 30, 2011, with respect to all of our impaired loans totaling $65.3 million, we have obtained current appraisals as follows: 43% dated within the last 3 months, 12% dated within the last 4-6 months, and 45% dated within the last 7-9 months. Our policy is to have externally prepared appraisals for impaired loans and real estate owned at least annually. For additional information on the allowance for loan losses, see note 5 to the financial statements included in this report.

All Other Assets

All other assets at September 30, 2011 (as denoted in the table under the caption “Comparison of Financial Condition at September 30, 2011 and December 31, 2010”) decreased to $73 million, from $93 million at December 31, 2010, primarily due to the receipt of an $11 million Federal income tax refund due (from the carry back of our 2010 net operating loss), and a $6 million net decrease in our deferred tax asset. For additional information on the deferred tax asset, see note 12 to the financial statements included in this report.

Deposits

Total deposits at September 30, 2011 decreased to $1.68 billion from $1.77 billion at December 31, 2010, due to an $89 million decrease in certificate of deposit accounts (CDs). At September 30, 2011, CDs totaled $1.22 billion, and checking, savings and money market accounts aggregated to $462 million. The same categories of deposit accounts totaled $1.31 billion and $461 million, respectively, at December 31, 2010. INB has steadily lowered its overall deposit rates offered for its deposit products since early 2010 to encourage deposit outflow (including the ongoing repayment of maturing higher-cost brokered CDs) and reduce the overall size of its balance sheet.

CDs represented 72% of total consolidated deposits at September 30, 2011, compared to 74% at December 31, 2010. At September 30, 2011 and December 31, 2010, CDs included $133 million and $159 million of brokered deposits, respectively. For additional information on deposits, see the section “Liquidity and Capital Resources” and note 7 to the financial statements included in this report.

Borrowed Funds and Related Interest Payable

Total borrowed funds and related interest payable decreased to $78.2 million at September 30, 2011, from $84.7 million at December 31, 2010, due to the maturity and repayment of $8.0 million of FHLB borrowings and the early payoff of a $0.1 million mortgage note, partially offset by a $1.6 million increase in accrued interest payable on junior subordinated notes relating to IBC’s outstanding trust preferred securities. For additional information on and discussion of borrowed funds, see notes 8 and 9 to the financial statements included in this report, as well as the section entitled “Liquidity and Capital Resources.”

All Other Liabilities

All other liabilities at September 30, 2011 (as denoted in the table under the caption “Comparison of Financial Condition at September 30, 2011 and December 31, 2010”) amounted to $41 million, compared to $34 million at December 31, 2010. The increase was primarily due to a higher level of mortgage escrow funds payable. Mortgage escrow funds payable (which represent advance payments made to us by borrowers for property taxes and insurance that we remit to third parties) fluctuate based on the size of the loan portfolio, timing of payments by us to third parties and increases in general property tax and insurance rates.

Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity:

($ in thousands, except per share amounts)	Amount	Class A Shares	Amount Per Share (2)
Common stockholders’ equity at December 31, 2010	$162,108	21,126,489	$7.67
Net earnings before preferred dividend requirements	8,112	—	0.38
Preferred dividends declared and paid (1)	—	—	—
Amortization of preferred stock discount	(289)	—	(0.01)
Compensation from stock options and restricted stock	233	—	0.01

Common stockholders’ equity at September 30, 2011	$170,164	21,126,489	$8.05

Preferred stockholder’s equity at December 31, 2010 (1)	$23,852
Amortization of preferred stock discount	289

Preferred stockholder’s equity at September 30, 2011	$24,141

Total stockholders’ equity at September 30, 2011	$194,305

(1)	Represents 25,000 shares of IBC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, owned by the United States Treasury. See note 11 to the financial statements included in our 2010 10-K and note 10 to the financial statements included in this report on Form 10-Q.

In February 2010, IBC suspended the declaration and payment of preferred dividends on the Series A stock. IBC has missed seven dividend payments as of the date of filing of this report. At September 30, 2011, the amount of preferred dividends unpaid and in arrears totaled $2.4 million. Dividends in arrears are recorded as reduction in common stockholders’ equity only when they are declared and payable.

(2)	Common stock book value per share, after adjusting for preferred dividends in arrears of $2.4 million, was $7.94 at September 30, 2011.

Comparison of Results of Operations for the Quarters Ended September 30, 2011 and 2010

Overview

We reported net earnings available to common stockholders for the third quarter of 2011 (“Q3-11”) of $2.6 million or $0.12 per diluted share, compared to a net loss of $0.7 million, or $0.07 per diluted share, for the third quarter of 2010 (“Q3-10”). The results and per share amounts reported for both periods were net of $0.4 million of preferred dividend requirements related to IBC’s outstanding preferred stock held by the U.S. Treasury.

Net earnings for Q3-11 increased by $3.3 million over Q3-10 due to the following: a $2.0 million increase in noninterest income; a $1.7 million decrease in the total provision for loan and real estate losses; a $1.6 million decrease in all other noninterest expenses; a $0.5 million decrease in real estate activities expenses; and a $0.3 million increase in net interest and dividend income. The total of these items was partially offset by a $2.8 million increase in income tax expense.

Selected information regarding results of operations follows:

($ in thousands)	Q3-11	Q3-10
Interest and dividend income	$23,160	$25,265
Interest expense	12,729	15,180

Net interest and dividend income	10,431	10,085
Provision for loan losses	2,191	1,598
Noninterest income	2,004	7
Noninterest expenses:
Provision for real estate losses	701	2,984
Real estate activities expenses	121	665
All other noninterest expenses	3,578	5,163

Earnings (loss) before income taxes	5,844	(318)
Provision (benefit) for income taxes	2,771	(78)

Net earnings (loss)	3,073	(240)
Preferred dividend requirements and discount amortization (1)	(435)	(421)

Net earnings (loss) available to common stockholders	$2,638	$(661)

(1)	See note 10 to the financial statements included in this report.

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

Our net interest and dividend income (detailed in the table that follows) increased by $0.3 million to $10.4 million in Q3-11 from $10.1 million in Q3-10. The increase reflected a 15 basis point improvement in our net interest margin, partially offset by a planned decrease our assets and liabilities as well as decreased lending opportunities.

In Q3-11, total average interest-earning assets decreased by $82 million from Q3-10, reflecting a $155 million decrease in loans, partially offset by an $81 million increase in security investments. At the same time, average deposits and borrowed funds decreased by $103 million and $15 million, respectively, while average stockholders’ equity increased by $28 million (primarily from a total of $25 million of common stock issued during 2010). The decrease in average assets positively impacted the Bank’s regulatory capital ratios.

Our net interest margin increased to 2.13% in Q3-11 from 1.98% in Q3-10. The higher net interest margin was attributable to lower rates paid on deposits (particularly CDs) and the ongoing repayment of maturing higher-cost brokered CDs and FHLB borrowings, largely offset by the negative impact from the net decrease in the loan portfolio. Overall, the yield on average earning assets decreased by 22 basis points to 4.74% in Q3-11, from 4.96% in Q3-10, due to the impact of payoffs of higher yielding loans and calls of security investments due to declining interest rates, coupled with the re-investment of a large portion of these cash inflows into securities at lower interest rates. The average cost of funds decreased at a faster pace by 34 basis points to 2.81% in Q3-11, from 3.15% in Q3-10, due to the factors noted above. Further aiding the margin was a $36 million increase in net average interest earning assets, primarily from increased stockholders’ equity. See the section “Liquidity and Capital Resources” in this report for a discussion on our borrowings and brokered CDs.

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

	For the Quarter Ended
	September 30, 2011			September 30, 2010
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Loans (1)	$1,228,049	$19,912	6.43%	$1,382,753	$22,372	6.42%
Securities	705,291	3,246	1.83	624,197	2,888	1.84
Other interest-earning assets	6,179	2	0.13	14,690	5	0.14

Total interest-earning assets	1,939,519	$23,160	4.74%	2,021,640	$25,265	4.96%

Noninterest-earning assets	96,893			105,362

Total assets	$2,036,412			$2,127,002

Interest-bearing liabilities:
Interest checking deposits	$10,471	$20	0.76%	$9,330	$21	0.89%
Savings deposits	9,052	15	0.66	10,433	20	0.76
Money market deposits	433,634	945	0.86	459,212	1,189	1.03
Certificates of deposit	1,263,372	10,998	3.45	1,340,932	13,030	3.86

Total deposit accounts	1,716,529	11,978	2.77	1,819,907	14,260	3.11
FHLB advances	21,446	220	4.07	35,944	355	3.92
Debentures - capital securities	56,702	531	3.72	56,702	562	3.93
Mortgage note payable	—	—	—	155	3	7.68

Total borrowed funds	78,148	751	3.81	92,801	920	3.93

Total interest-bearing liabilities	$1,794,677	$12,729	2.81%	$1,912,708	$15,180	3.15%

Noninterest-bearing deposits	4,197			3,331
Noninterest-bearing liabilities	45,224			46,675
Preferred stockholder’s equity	24,078			23,712
Common stockholders’ equity	168,236			140,576

Total liabilities and stockholders’ equity	$2,036,412			$2,127,002

Net interest and dividend income/spread		$10,431	1.93%		$10,085	1.81%

Net interest-earning assets/margin (3)	$144,842		2.13%	$108,932		1.98%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.08			1.06

Other Ratios:
Return on average assets (2)	0.60%			-0.05%
Return on average common equity (2)	7.31%			-0.68%
Noninterest expense to average assets (2) (5)	0.70%			0.97%
Efficiency ratio (4)	29%			51%
Average stockholders’ equity to average assets	9.44%			7.72%

(1)	Includes average nonaccrual loans of $48.4 million in the 2011 period versus $25.8 million in the 2010 period. Total interest income not accrued on such loans and excluded from the table totaled $0.2 million in the 2011 period and $0.4 million in the 2010 period.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.46% and 1.99% for the 2011 and 2010 period, respectively.
(4)	Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate activities expenses) as a percentage of net interest and dividend income plus noninterest income.
(5)	Noninterest expenses for this ratio exclude real estate activities expenses.

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

	For the Quarter Ended September 30, 2011 vs. 2010
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$35	$(2,483)	$(12)	$(2,460)
Securities	(16)	373	1	358
Other interest-earning assets	—	(3)	—	(3)

Total interest-earning assets	19	(2,113)	(11)	(2,105)

Interest-bearing liabilities:
Interest checking deposits	(3)	3	(1)	(1)
Savings deposits	(3)	(3)	1	(5)
Money market deposits	(195)	(66)	17	(244)
Certificates of deposit	(1,374)	(748)	90	(2,032)

Total deposit accounts	(1,575)	(814)	107	(2,282)

FHLB advances	13	(142)	(6)	(135)
Debentures - capital securities	(30)	—	(1)	(31)
Mortgage note payable	(3)	(3)	3	(3)

Total borrowed funds	(20)	(145)	(4)	(169)

Total interest-bearing liabilities	(1,595)	(959)	103	(2,451)

Net change in interest and dividend income	$1,614	$(1,154)	$(114)	$346

Provision for Loan Losses

The provision for loan losses increased to $2.2 million in Q3-11 from $1.6 million in Q3-10. The increase was attributable to $1.0 million of additional losses resulting from lower estimated collateral values of several impaired loans, partially offset by a $0.4 million reduction in the required level of our allowance for loan losses resulting from a larger decrease in gross loans outstanding as compared to the prior year period.

Throughout 2010 and the first three-quarters of 2011, the weak economy, high unemployment and retail vacancy rates and an increased supply of distressed properties for sale in the marketplace at discounted prices have significantly reduced commercial and multifamily real estate values both nationally and in our lending areas. These factors have and continue to negatively impact to varying degrees the estimated fair values of the properties that collateralize our problem loans as well as those properties we have acquired and own or owned through foreclosure.

Noninterest Income

Noninterest income increased to $2.0 million in Q3-11 from $7,000 in Q3-10, primarily due to a $1.7 million total increase in income from loan prepayments and other mortgage related lending fees associated with those prepayments. Loan prepayment income for Q3-11 included $0.9 million from one loan payoff.

Noninterest Expenses

The provision for real estate losses decreased to $0.7 million in Q3-11 from $3.0 million in Q3-10, reflecting the impact of less real estate owned and as well as the results of our periodic market valuations of the properties we own through foreclosure, which did not require the same level of provisions in Q3-11. Decreases in the estimated fair value of these properties are recorded as an increase to the corresponding valuation allowance and a charge to the provision for real estate losses. See the section entitled “Nonperforming Assets and Troubled debt Restructured Loans (TDRs),” for a list of real estate owned and their related net carrying values.

Real estate activities expenses decreased to $0.1 million in Q3-11 from $0.7 million in Q3-10, primarily reflecting a lower level of real estate owned and expenses associated therewith. Such expenses are comprised of real estate taxes, insurance, utilities and other charges, net of any rental income earned, required in protecting our interest in real estate acquired through foreclosure and various properties collateralizing our nonaccrual loans. Expenses for Q3-11 were reduced by a $0.2 million gain from the transfer of one collateral property to real estate owned at its estimated fair value (as per a current appraisal).

All other noninterest expenses decreased to $3.6 million in Q3-11 from $5.2 million in Q3-10, reflecting decreases of $0.8 million in FDIC insurance premiums, $0.7 million in data processing costs and $0.2 million in professional fees.

The decrease in FDIC insurance premiums was the result of a change in the FDIC’s formula for assessing premiums resulting from the Dodd-Frank Wall Street Reform & Consumer Protection Act. FDIC insurance premiums were previously assessed as a percentage of insured deposits in each banking institution up until March 30, 2011. Under Section 331 of the Dodd-Frank Act, the assessment base is now defined as average total assets minus tangible equity. Thus, the new base contains liabilities that did not previously enter into the calculation. Although the new base is larger, the actual assessment rates have been lowered and are more than enough to offset this effect for a very large number of community banks with less than $10 billion in total assets. This change in computing and assessing premiums positively impacted INB’s FDIC insurance premium expense for Q3-11 by $0.5 million from Q3-10. In addition, in Q3-11, INB partially reversed $0.3 million of estimated premium expense recorded in the second quarter ended June 30, 2011 as a result of the final implementation of this new formula and receipt of the FDIC corresponding invoice in September 2011.

The decrease in data processing costs was largely due to a $0.6 million non-recurring charge in Q3-10 related to the conversion in November 2010 of INB’s core data processing system to a lower-cost provider. The new system is expected to save approximately $0.8 million annually for the next seven years (as compared to the prior cost structure).

The decrease in professional fees was primarily due to less legal fees associated with problem loans.

Provision for Income Taxes

We recorded a provision for income tax expense of $2.8 million in Q3-11 on pre-tax income of $5.8 million, compared to an income tax benefit of $0.1 million on a pre-tax loss of $0.3 million in Q3-10.

Our effective income tax rate (inclusive of state and local taxes) was 47% in Q3-11, compared to 25% in Q3-10. The 2010 rate was negatively impacted to a greater degree by a deductibility limit on certain executive compensation resulting from IBC’s participation in the TARP program. The expense for the 2011 period reflects the partial utilization of our deferred tax asset. For additional information on our deferred tax asset, a large portion of which is attributable to a net operating loss reported in Q2-10, see note 12 to the financial statements included in this report.

Comparison of Results of Operations for the Nine-Months Ended September 30, 2011 and 2010

Overview

We reported net earnings available to common stockholders for the nine-months ended September 30, 2011 (“9mths-11”) of $6.8 million, or $0.32 per diluted share, compared to a net loss of $55.4 million, or $6.39 per diluted share, for the nine-months ended September 30, 2010 (“9mths-10”). The results and per share amounts reported were net of $1.3 million (for the 2011 period) and $1.2 million (for the 2010 period) of preferred dividend requirements related to IBC’s outstanding preferred stock held by the U.S. Treasury.

The $62.2 million improvement in operating results was due to the following: a $105.3 million decrease in the total provision for loan and real estate losses; a $2.7 million decrease in real estate activities expenses; a $2.3 million increase in noninterest income; and a $2.1 million decrease in all other noninterest expenses. The aggregate of these items was partially offset by a $2.3 million decrease in net interest and dividend income and a $47.9 million increase in income tax expense. The net loss for 9mths-10 was primarily driven by a bulk sale of nonperforming and underperforming assets as discussed below.

As described in our 2010 Form 10-K, in May 2010, we sold certain non-performing and underperforming loans on commercial real estate and multi-family properties and some real estate owned through foreclosure. The assets sold aggregated to approximately $207 million and consisted of $192.6 million of loans and $14.4 million of real estate. The assets were sold at a substantial discount to their net carrying values totaling $197.7 million for an aggregate purchase price of $121.5 million. As a result of this bulk sale, we recorded a $78.7 million combined provision for loan and real estate losses, which contributed approximately $44 million, or 79%, of the net loss reported in 9mths-10.

Selected information regarding results of operations follows:

($ in thousands)	9mths-11	9mths-10
Interest and dividend income	$70,671	$82,325
Interest expense	39,016	48,385

Net interest and dividend income	31,655	33,940
Provision for loan losses	4,978	98,770
Noninterest income	3,334	1,037
Noninterest expenses:
Provision for real estate losses	1,979	13,505
Real estate activities expenses	1,000	3,762
All other noninterest expenses	12,087	14,182

Earnings (loss) before income taxes	14,945	(95,242)
Provision (benefit) for income taxes	6,833	(41,075)

Net earnings (loss)	8,112	(54,167)
Preferred dividend requirements and discount amortization (1)	(1,290)	(1,245)

Net earnings (loss) available to common stockholders	$6,822	$(55,412)

(1)	See note 10 to the financial statements included in this report.

Net Interest and Dividend Income

Our net interest and dividend income (detailed in the table that follows) decreased by $2.3 million to $31.6 million in 9mths-11 from $33.9 million in 9mths-10. The decrease reflected a combination of a planned decrease in our assets and liabilities as well as decreased lending opportunities. For the 2011 period, total average interest-earning assets decreased by $192 million from the 2010 period, as a large portion of the cash inflows from the May 2010 bulk loan sale as well as other loan payoffs and principal repayments since June 2010 were used to fund $169 million of average net deposit outflow and repayments of $21 million of maturing FHLB borrowings.

Our net interest margin improved slightly to 2.17% for 9mths-11, compared to 2.12% for 9mths-10. The overall yield on our average interest-earning assets decreased by 29 basis points to 4.85% in 9mths-11, from 5.14% in 9mths-10, while our average cost of funds decreased at a slightly faster pace by 35 basis points to 2.90% in 9mths-11, from 3.25% in 9mths-10.

The decrease in the yield on our average interest-earning assets reflected the impact of the bulk loan sale (which included the sale of $108 million of TDRs and other loans yielding approximately 5%), payoffs of other higher yielding loans and calls of U.S. government agency security investments, coupled with the reinvestment of a large portion of the resulting cash inflows into security investments with lower market interest rates, partially offset by the recovery of $0.5 million of past due interest in the second quarter of 2011 on one nonaccrual loan.

Our average cost of funds decreased due to lower rates paid on deposit accounts (particularly CDs) and the ongoing repayment of maturing higher-cost brokered CDs and FHLB borrowings. See the section “Liquidity and Capital Resources” in this report for a discussion on our borrowings and brokered CDs.

The following table provides information for the periods indicated, the contents of which are described above in a similar table in the section entitled “Comparison of Results of Operations for the Quarters Ended September 30, 2011 and 2010” under the caption “Net Interest and Dividend Income.”

	For the Nine-Months Ended
	September 30, 2011			September 30, 2010
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Loans (1)	$1,281,126	$61,976	6.47%	$1,533,305	$72,616	6.33%
Securities	653,943	8,681	1.77	586,284	9,689	2.21
Other interest-earning assets	13,204	14	0.14	20,973	20	0.13

Total interest-earning assets	1,948,273	$70,671	4.85%	2,140,562	$82,325	5.14%

Noninterest-earning assets	88,942			92,985

Total assets	$2,037,215			$2,233,547

Interest-bearing liabilities:
Interest checking deposits	$10,451	$62	0.79%	$9,369	$73	1.04%
Savings deposits	9,333	45	0.64	10,964	74	0.90
Money market deposits	429,891	2,891	0.90	477,167	4,046	1.13
Certificates of deposit	1,270,631	33,686	3.54	1,391,998	41,318	3.97

Total deposit accounts	1,720,306	36,684	2.85	1,889,498	45,511	3.22
FHLB advances	22,947	702	4.09	43,809	1,260	3.85
Debentures - capital securities	56,702	1,629	3.84	56,702	1,605	3.78
Mortgage note payable	29	1	4.61	160	9	7.52

Total borrowed funds	79,678	2,332	3.91	100,671	2,874	3.82

Total interest-bearing liabilities	$1,799,984	$39,016	2.90%	$1,990,169	$48,385	3.25%

Noninterest-bearing deposits	4,257			3,422
Noninterest-bearing liabilities	43,578			47,948
Preferred stockholder’s equity	23,992			23,624
Common stockholders’ equity	165,404			168,384

Total liabilities and stockholders’ equity	$2,037,215			$2,233,547

Net interest and dividend income/spread		$31,655	1.95%		$33,940	1.89%

Net interest-earning assets/margin (3)	$148,289		2.17%	$150,393		2.12%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.08			1.08

Other Ratios:
Return on average assets (2)	0.53%			-3.23%
Return on average common equity (2)	6.54%			-42.89%
Noninterest expense to average assets (2) (5)	0.79%			0.85%
Efficiency ratio (4)	35%			41%
Average stockholders’ equity to average assets	9.30%			8.60%

(1)	Includes average nonaccrual loans of $48.1 million in the 2011 period versus $56.6 million in the 2010 period. Interest not accrued on such loans and excluded from the table totaled $0.6 million in the 2011 period versus $2.4 million in the 2010 period.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.31% and 2.18% for the 2011 and 2010 period, respectively.
(4)	Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate activities expenses) as a percentage of net interest and dividend income plus noninterest income.
(5)	Noninterest expenses for this ratio exclude real estate activities expenses.

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

	For the Nine-Months Ended September 30, 2011 vs. 2010
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$1,610	$(11,972)	$(278)	$(10,640)
Securities	(1,935)	1,121	(194)	(1,008)
Other interest-earning assets	2	(8)	—	(6)

Total interest-earning assets	(323)	(10,859)	(472)	(11,654)

Interest-bearing liabilities:
Interest checking deposits	(18)	8	(1)	(11)
Savings deposits	(21)	(11)	3	(29)
Money market deposits	(823)	(401)	69	(1,155)
Certificates of deposit	(4,489)	(3,614)	471	(7,632)

Total deposit accounts	(5,351)	(4,018)	542	(8,827)

FHLB advances	79	(602)	(35)	(558)
Debentures - capital securities	26	—	(2)	24
Mortgage note payable	(3)	(7)	2	(8)

Total borrowed funds	102	(609)	(35)	(542)

Total interest-bearing liabilities	(5,249)	(4,627)	507	(9,369)

Net change in interest and dividend income	$4,926	$(6,232)	$(979)	$(2,285)

Provision for Loan Losses

The provision for loan losses decreased to $5.0 million in 9mths-11 from $98.8 million in 9mths-10. Approximately $73.4 million of the decrease was attributable to the provision recorded in 9mths-10 associated with the May 2010 bulk sale of loans which did not recur, and the remaining decrease of $20.4 million was attributable to fewer problem loans and credit rating downgrades and a greater decrease in gross loans outstanding as compared to the prior year period. A portion of the 9mths-10 provision was also a function of input received from INB’s primary regulator, which required INB to place greater emphasis on peer group analysis when evaluating and computing its allowance for loan losses.

Noninterest Income

Noninterest income increased to $3.3 million in 9mths-11 from $1.0 million in 9mths-10, primarily due to a $0.6 million decrease in impairment writedowns on investment securities (see note 3 to the financial statements included in this report for a discussion of impairment writedowns) and a $1.4 million total increase in income from loan prepayments and other mortgage lending fees associated with the prepayments. Loan prepayment income in the 2011 period included $0.9 million from one loan payoff.

In 9mths-10, INB realized a $0.7 million gain from the sale of securities available for sale (as discussed in note 3 to the financial statements), which was offset by a $0.9 million loss from the early call of investment securities. The loss represented the balance of unamortized purchased premiums associated with those securities at the time they were called. Beginning in September 2010, the purchased premiums or discounts are being amortized in full into interest income on security investments through the earliest call date for callable securities.

Noninterest Expenses

The provision for real estate losses decreased to $2.0 million in 9mths-11 from $13.5 million in 9mths-10. Approximately $5.3 million of the decrease was attributable to certain properties sold in the May 2010 bulk sale that did not recur and the remaining $6.2 million reflected less real estate owned and as well as the results of our periodic market valuations of the properties we own through foreclosure, which did not require the same level of provisions in 9mths-11.

Real estate activities expenses decreased to $1.0 million in 9mths-11 from $3.8 million in 9mths-10, likewise reflecting a lower level of real estate owned and associated net carrying costs.

All other noninterest expenses decreased to $12.1 million in 9mths-11 from $14.2 million in 9mths-10, primarily due to decreases of $0.8 million in FDIC insurance premiums, $1.1 million in data processing costs and $0.5 million in professional fees, partially offset by a $0.3 million increase in compensation expense.

The increase in compensation expense was due to an outstanding common stock award (made in December 2010) and resulting expense recorded over its vesting period in accordance with GAAP (see note 11 to the financial statements in this report). See the section entitled “Comparison of Results of Operations for the Quarters Ended September 30, 2011 and 2010” under the caption “Noninterest Expenses” for explanations of the remaining variances.

Provision for Income Taxes

We recorded a provision for income tax expense of $6.8 million in 9mths-11 on pre-tax income of $14.9 million, compared to an income tax benefit of $41.1 million on a pre-tax loss of $95.2 million in 9mths-10.

Our effective income tax rate (inclusive of state and local taxes) was 46% in the 2011 period, compared to 43% in the 2010 period. The expense for the 2011 period reflects the partial utilization of our deferred tax asset, a large portion of which was generated from the net operating loss sustained in connection with the bulk sale. See note 12 to the financial statements included in this report.

Off-Balance Sheet and Other Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financing needs of our customers. For a further information on and discussion of these instruments, see note 14 to the financial statements included in this report.

Liquidity and Capital Resources

General. The following discussion serves as an update to the section “Liquidity and Capital Resources” beginning on page 65 of our 2010 10-K, and should be read in conjunction with that discussion. For detail concerning our actual cash flows for the nine-months ended September 30, 2011, see the condensed consolidated statements of cash flows included in this report.

Intervest National Bank. At September 30, 2011, INB had cash and short-term investments totaling $35 million and commitments to lend of $8 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described below.

Credit lines. At September 30, 2011, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $726 million from the FHLB and FRB, and INB also had access to overnight unsecured lines of credit totaling $38 million. This total borrowing capacity of $764 million represents an increase of $76 million from December 31, 2010. At September 30, 2011, INB’s secured lines of credit represented approximately 79% of INB’s deposits that are considered sensitive (money-market accounts and all certificate of deposit accounts (CDs), inclusive of brokered CDs, maturing within one year). In the event that any of INB’s existing lines of credit were not accessible or were limited, INB could designate all or a portion of its un-pledged U.S. government agency investment securities portfolio as available for sale and sell such securities as needed to provide liquidity.

Deposits. In the first nine months of 2011, INB experienced net deposit outflow of $88 million, primarily attributable to the repayments of $26 million of maturing brokered deposits and $63 million of other CDs. INB has steadily lowered its overall deposit rates offered for its deposit products since early 2010 to encourage deposit outflow and reduce the overall size of its balance sheet. Depending on market conditions and available lending opportunities, INB may decrease the size of its balance sheet further in the near term. INB’s total deposits may decrease further from the expected repayment of its maturing brokered deposits and from the potential effects of deposit rate restrictions that have been imposed on INB as a result of its Formal Agreement with its primary regulator. These restrictions (described below) may negatively impact INB’s ability to offer competitive deposit rates in its primary deposit-gathering market areas.

INB is required (in the absence of obtaining a waiver from the FDIC) to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC. Furthermore, INB is also not allowed to accept, renew or rollover brokered deposits without the prior approval of the OCC, its primary regulator. INB has not accessed the brokered deposit market since September 2009. INB expects to fund any additional deposit outflow through a portion of the cash flows from the repayments of loans and/or expected calls of its agency security investments. INB’s current objective is to maintain its deposit rates at levels that are in compliance with its deposit rate restrictions while attempting to promote a stable deposit base that can be adjusted to meet its cash flow needs. INB has historically targeted its loan-to-deposit ratio in a range from 75% to 85%. This ratio, which stood at 67.7% as of September 30, 2011, has been affected by current market conditions, which have caused loan payoffs to exceed new originations.

Total consolidated deposits decreased to $1.68 billion at September 30, 2011, from $1.77 billion at December 31, 2010, primarily reflecting an $89 million decrease in CD accounts. At September 30, 2011, CDs totaled $1.22 billion, and checking, savings and money market accounts aggregated to $462 million. CDs represented 72% of total deposits and CDs of $100,000 or more totaled $604 million and included $133 million of brokered deposits. Brokered deposits had a weighted-average remaining term and stated interest rate of 2.1 years and 4.94%, respectively, at September 30, 2011, and $48 million mature by September 30, 2012. At September 30, 2011, $486 million, or 40%, of total CDs (inclusive of brokered deposits) mature within one year. INB expects to repay its brokered deposits as they mature and to retain or replace a significant portion of its remaining maturing CDs, although no assurance can be given that the deposit restrictions discussed above will not negatively impact INB’s ability to retain or attract deposits in the future.

Loans and Securities. At September 30, 2011, INB had $220 million of its loan portfolio (excluding nonaccrual loans) scheduled to mature within one year. INB expects to extend or refinance a portion of these maturing loans. Additionally, over the next twelve months, $460 million of INB’s security investments could potentially be called if interest rates remain at or near current levels. Absent a need for these cash inflows, nearly all of the calls are expected to be reinvested into similar securities, with potentially lower market rates.

Borrowed Funds. In the first nine months of 2011, INB repaid $8.0 million of its maturing FHLB advances. At September 30, 2011, INB had $17.5 million of FHLB advances outstanding, of which $10.5 million mature in 2012 and $7.0 million in 2013. INB expects to have the flexibility to either repay or replace its outstanding borrowings as they mature from the sources of funds described above.

Capital Resources. As discussed in note 15 to the financial statements included in this report, at September 30, 2011, INB’s regulatory capital ratios exceeded its current minimum requirements and INB does not expect to need additional capital over the next twelve months.

Intervest Bancshares Corporation. At September 30, 2011, IBC had cash and short-term investments totaling $7.4 million, of which $7.1 million was available for use (inclusive of $5.5 million on deposit with INB). At September 30, 2011, IBC had undeclared and unpaid preferred (TARP) dividends in arrears of $2.4 million and accrued and unpaid interest of $3.9 million on its outstanding trust preferred securities.

Dividend and Interest Payment Restrictions. IBC has historically received cash dividends from INB to fund the interest payments due on IBC’s trust preferred securities as well as for IBC’s payment of dividends on the preferred stock. Since January 2010, INB has suspended the declaration and payment of dividends to IBC as required by its primary regulator, the OCC. Since February 2010, IBC, as required by its primary regulator, the FRB, has also suspended the declaration and payment of dividends on its capital stock and payment of interest on its trust preferred securities. Dividends in arrears are recorded as a reduction in common stockholders’ equity only when they are declared and payable. The regularly scheduled interest payments on the trust preferred securities continue to be accrued for payment in the future and are recorded as interest expense in our financial statements. The interest and preferred dividend payments referred to above can only resume at such time as both IBC and INB are permitted to do so and upon the determination that such payments are consistent with IBC’s and INB’s overall financial performance and capital requirements.

The deferral of interest payments does not constitute a default under the indentures governing the trust preferred securities. If IBC misses six quarterly preferred dividend payments, whether or not consecutive, the Treasury, the current holder of the preferred stock, has the right to appoint two directors to IBC’s Board of Directors until all accrued but unpaid dividends have been paid. As of September 30, 2011, IBC had missed seven consecutive preferred dividend payments. As a consequence of missing the sixth dividend payment in the second quarter of 2011, in April 2011, IBC agreed with the Treasury to have one or more employees of the Office of Financial Stability (“OFS”) attend and observe IBC’s and INB’s full Board of Director meetings as well as certain meetings of committees of each Board, as appropriate. The observers participate primarily by listening to discussions and presentations in such meetings, limiting their participation to clarifying questions on materials distributed, presentations made or actions proposed or taken at such meetings. See note 10 to the financial statements included in this report for a further discussion of missed dividend payments.

Capital Resources. As discussed in note 15 to the financial statements included in this report, IBC’s regulatory capital ratios at September 30, 2011 exceeded its current minimum requirements and IBC does not expect to need additional capital over the next twelve months.

Other. We consider our current liquidity and sources of funds sufficient to satisfy our outstanding lending commitments and maturing liabilities. We are not aware of any trends, known demands, commitments or uncertainties other than those discussed above in this section or elsewhere in this report that are expected to have a material impact on our future operating results, liquidity or capital resources. However, there can be no assurances that adverse conditions will not arise in the credit and capital markets or from the restrictions placed on us by our regulators (with respect to brokered deposits, caps on deposit rates offered, payment of cash dividends and interest on debt obligations and the incurrence of new debt) that would adversely impact our liquidity and ability to raise funds (through attracting and retaining deposits or from borrowings or sales of assets) to meet our operations and satisfy our outstanding lending commitments and maturing liabilities or raise new working capital if needed.

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

The table below summarizes our interest-earning assets and interest-bearing liabilities as of September 30, 2011, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-5 Years	Over 5 Years	Total
Loans (1)	$96,767	$252,936	$695,125	$99,327	$1,144,155
Securities held to maturity (2)	273,972	343,316	56,452	—	673,740
Short-term investments	6,357	—	—	—	6,357
FRB and FHLB stock	3,430	—	—	5,812	9,242

Total rate-sensitive assets	$380,526	$596,252	$751,577	$105,139	$1,833,494

Deposit accounts (3):
Interest checking deposits	$10,414	$—	$—	$—	$10,414
Savings deposits	9,041	—	—	—	9,041
Money market deposits	438,232	—	—	—	438,232
Certificates of deposit	73,502	412,735	696,749	33,120	1,216,106

Total deposits	531,189	412,735	696,749	33,120	1,673,793

FHLB advances (1)	—	10,500	7,000	—	17,500
Subordinated debentures- capital securities (1)	56,702	—	—	—	56,702
Accrued interest on all borrowed funds (1)	3,954	—	—	—	3,954

Total borrowed funds	60,656	10,500	7,000	—	78,156

Total rate-sensitive liabilities	$591,845	$423,235	$703,749	$33,120	$1,751,949

GAP (repricing differences)	$(211,319)	$173,017	$47,828	$72,019	$81,545

Cumulative GAP	$(211,319)	$(38,302)	$9,526	$81,545	$81,545

Cumulative GAP to total assets	(10.6)%	(1.9)%	0.5%	4.1%	4.1%

Significant assumptions used in preparing the gap table above follow:

(1)	Floating-rate loans, loans with predetermined rate increases and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and borrowings are scheduled according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $59.7 million are also excluded from the table although some portion is earning interest or is expected to return to an interest-earning status in the near term.

(2)	Securities are scheduled according to the earlier of their next callable date or the date on which the interest rate on the security is scheduled to change. Nearly all have predetermined interest rate increases or “steps up” to a specified rate on one or more predetermined dates. Generally, the security becomes eligible for redemption by the issuer at the date of the first scheduled step-up. The net carrying value ($4.4 million) of corporate securities that are on a cash basis of accounting are excluded from the table.
(3)	Interest checking, savings and money market deposits are regarded as 100% readily accessible withdrawable accounts and certificates of deposit are scheduled according to their contractual maturity dates. This assumption contributes significantly to the liability sensitive position reported per the one-year gap analysis. However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by INB did not change as quickly and uniformly as changes in general market rates.

At September 30, 2011, the gap analysis above indicated that our interest-bearing liabilities that were scheduled to mature or reprice within one-year exceeded our interest-earning assets that were scheduled to mature or reprice within one-year. This one-year interest rate sensitivity gap amounted to a negative $38 million, or a negative 1.9% of total assets, at September 30, 2011. As a result of the negative one-year gap, the composition of our balance sheet at September 30, 2011 was considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

Based on our recent analysis of the earnings simulation model described earlier, the one year risk to our net interest and dividend income (from a base case net interest and dividend income of $39.8 million) would be a negative 2.14% for a 100 basis point rate decrease shock and a negative 2.44% for a 200 basis point rate increase shock, while the two-year cumulative risk to our net interest and dividend income (from a base case cumulative net interest and dividend income of $84.2 million) would be a negative 3.82% for a 100 basis point rate decrease shock and a negative 4.76% for a 200 basis point rate increase shock. The model covers a 24 month horizon and assumes interest rate changes are gradually ramped up or down over a 12 month horizon using various assumptions based upon a parallel yield curve shift and subsequently sustained at those levels for the remainder of the simulation horizon. For determining the assumed rates offered on our deposit accounts in the model, we use internally developed beta factors that utilize historical data based on a five-year look-back period. There can be no assurances that a sudden and substantial change in interest rates may not adversely impact our net interest and dividend income to a larger extent denoted above if interest rates on our assets and liabilities do not change at the same speed, to the same extent, or on the same basis, than those assumed in the model.

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

ITEM 4. Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that as of September 30, 2011, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

This item requires disclosure of any new or material changes to our risk factors disclosed in our 2010 Form 10-K, where such factors are discussed on pages 28 through 38. There were no material changes to the risk factors during the quarter ended September 30, 2011, other than the additional risk factor discussed below.

The Standard & Poor’s downgrade in the U.S. government sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011 Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including our balance sheet. These downgrades, and their impact on the perceived creditworthiness of U.S. government agencies, could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could have a material adverse effect on our business, financial condition and results of operations, and could exacerbate the other risks to which we are subject, including those described under Item 1A, “Risk Factors”, in our 2010 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3. Defaults Upon Senior Securities

As required by its primary regulator, in February 2010, IBC deferred regularly scheduled interest payments on its outstanding $55 million of junior subordinated notes relating to its trust preferred securities and suspended cash dividend payments on its Series A Preferred Stock held by the U.S. Treasury under the TARP Capital Purchase Program. The deferral of the interest payments does not constitute a default under the indenture governing the trust preferred securities. During the deferral period, interest will continue to accrue on the junior subordinated notes at the stated coupon rate, including on the deferred interest. At September 30, 2011, IBC had accrued and owing a total of $3.9 million of interest payments on the junior subordinated notes.

Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date. At September 30, 2011, IBC had undeclared and unpaid preferred stock dividends in arrears of $2.4 million. As a consequence of missing the sixth dividend payment in the second quarter of 2011, the Treasury has the right to appoint two directors to IBC’s board of directors until all accrued but unpaid dividends have been paid.

In April 2011, IBC agreed with the Treasury to have one or more employees of the Office of Financial Stability (“OFS”) attend and observe IBC’s and INB’s full Board of Director meetings as well as certain meetings of committees of each Board, as appropriate. The observers participate primarily by listening to discussions and presentations in such meetings, limiting their participation to clarifying questions on materials distributed, presentations made or actions proposed or taken at such meetings.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

The following exhibits are filed as part of this report.

31.0	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.1	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.0	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials from Intervest Bancshares Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related financial statement footnotes. **

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: October 31, 2011	By: /s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2011	By: /s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)