Form 10-K
period 2011-12-31
INTERVEST BANCSHARES CORP
filed 2012-03-09
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended DECEMBER 31, 2011

Commission File Number 000-23377

INTERVEST BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3699013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Rockefeller Plaza, Suite 400

New York, New York 10020-2002

(Address of principal executive offices) (Zip Code)

(212) 218-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Class A Common Stock, par value $1.00 per share	The NASDAQ Global Select Market
(Title of each class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒.

The aggregate market value of 18,274,715 shares of the Registrant’s Class A common stock outstanding on June 30, 2011 (which excludes 2,852,114 shares held by affiliates as a group) was $55,920,628. This value is computed by reference to the closing sale price of $3.06 per share on June 30, 2011 of the Registrant’s Class A common stock on the NASDAQ Global Select Market. At the close of business on January 31, 2012, there were 21,590,689 shares of the Registrant’s Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held in May 2012 are incorporated by reference into Parts II and III of this Form 10-K.

Intervest Bancshares Corporation and Subsidiaries

2011 ANNUAL REPORT ON FORM 10-K

PART I

The disclosures and discussions set forth in this report on Form 10-K are qualified by the next two paragraphs that follow and by “Item 1A Risk Factors.”

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

The following factors, among others, could cause our actual results to differ materially from those set forth in forward looking statements: the regulatory agreements to which we are currently subject to and any operating restrictions arising therefrom, including availability of regulatory approvals or waivers; changes in economic conditions and real estate values both nationally and in our market areas; changes in our borrowing facilities, volume of loan originations and deposit flows; changes in the levels of our non-interest income and provisions for loan and real estate losses; changes in the composition and credit quality of our loan portfolio; legislative or regulatory changes, including increased expenses arising therefrom; changes in interest rates which may reduce our net interest margin and net interest income; increases in competition; technological changes which we may not be able to implement; changes in accounting or regulatory principles, policies or guidelines; changes in tax laws and our ability to utilize our deferred tax asset, including NOL carryforwards; and our ability to attract and retain key members of management. We assume no obligation to update any forward looking statements. Historical results are not necessarily indicative of our future prospects. Our risk factors are disclosed in Item 1A of this Annual Report on Form 10-K and updated as needed in Item 1A of Part II of our reports on Form 10-Q.

Item 1. Business

General

Intervest Bancshares Corporation (IBC) is a bank holding company incorporated in 1993 under the laws of the State of Delaware. IBC’s Class A common stock trades on the Nasdaq Global Select Market under the symbol IBCA. IBC is the parent company of Intervest National Bank (INB) and IBC owns 100% of its capital stock. IBC is subject to examination and regulation by the Federal Reserve Bank of New York (FRB) and is also a participant in the U.S. Treasury’s Capital Purchase Program. The offices of IBC and INB’s headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002. The main telephone number is 212-218-2800.

IBC’s primary purpose is the ownership of INB. It does not engage in any other substantial business activities other than, from time to time, a limited amount of real estate mortgage lending, including the participation in loans originated by INB. IBC also issues debt and equity securities as needed to raise funds for working capital purposes.

IBC also owns 100% of the capital stock of four statutory business trusts (Intervest Statutory Trust II, III, IV and V), all of which are unconsolidated entities for financial statement purposes as required by U.S. generally accepted accounting principles (GAAP). The trusts were formed prior to 2006 for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to IBC. They do not conduct any trade or business. Prior to 2011, IBC also owned 100% of Intervest Mortgage Corporation (IMC) whose business had focused on commercial and multifamily real estate lending funded by the issuance of its subordinated debentures in public offerings. IMC no longer conducts business and was merged into IBC effective January 1, 2011 and IMC’s remaining net assets of $9.5 million were transferred to IBC on that date. References to “we,” “us” and “our” in this report refer to IBC and its consolidated subsidiaries on a consolidated basis, unless otherwise specified.

Our business is banking and real estate lending conducted through INB’s operations. INB is a nationally chartered commercial bank that opened on April 1, 1999 and accounts for 99% of our consolidated assets at December 31, 2011. Its headquarters and full-service banking office is located at One Rockefeller Plaza, Suite 400, in New York City, and it has a total of six full-service banking offices in Pinellas County, Florida - four in Clearwater, one in Clearwater Beach and one in South Pasadena.

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

Both INB and IBC are party to formal agreements with their respective primary regulators. Both IBC’s and INB’s regulatory capital ratios were in excess of their regulatory capital requirements at December 31, 2011. For a further discussion of these capital requirements, the formal agreements and other regulatory matters, see the section entitled “Supervision and Regulation” and notes 11 and 20 to the consolidated financial statements included in this report.

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

Business Overview and Strategy

Our business strategy is to attract deposits and use those funds to originate commercial and multifamily real estate loans on a profitable basis, while maintaining the combination of efficient customer service and loan underwriting, a low-cost infrastructure and a strong capital position in excess of the well-capitalized standards to support our current operations and potential future growth. We rely upon the relationships we have developed with our borrowers and brokers with whom we have done business in the past as primary sources of new loans. We believe that our extensive experience with commercial and multifamily real estate lending coupled with our ability to rapidly and efficiently, analyze, process and close mortgage loans gives us a competitive advantage.

Our goal is to deliver personalized service and respond with flexibility to customer needs. We consider the ability of our management to be both accessible and responsive to both brokers and borrowers as strength of our organization and reasons we can make timely decisions on lending opportunities. Our senior lending officers have extensive lending expertise with excellent reputations and are known in the market for their flexibility, ability to structure deals and for honoring commitments. We provide a high level of service due to our knowledge of our customer-base and the market areas we serve, both in New York and Florida. We believe all the aforementioned factors distinguish us from larger banks that operate in our primary market areas.

Our lending model focuses on acquisition loans for income producing properties that have sufficient cash flow to support the loan’s debt service as well as rents that are below-market with the likelihood of increasing over time. Our lending activities are comprised almost entirely of the origination for our loan portfolio of first mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and some vacant land). Loans we originate normally have terms of five years or less. The loan portfolio had an average life of approximately 3.5 years at December 31, 2011. As a matter of policy, we do not own or originate construction/development loans or condominium conversion loans. We generally lend in geographical areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York and Florida. Our new originations during the last three years have nearly all been fixed-rate loans due to the demand by borrowers for longer-term, fixed-rate product that has been driven by the historically low interest rate environment. We expect this type of demand to continue for a period of time. Fixed-rate loans constituted approximately 78% of our loan portfolio at December 31, 2011. The portfolio also included some loans (approximately 19%) that have terms that call for predetermined interest rate increases over the life of the loan.

We also have a website, I-NetMortgageClearingHouse.com, which is an interactive web portal connecting buyers and sellers of real estate mortgages. The website provides access to banks and credit unions throughout the country so that prospective buyers of mortgage loans can easily access information about potential portfolio properties and sellers of loans can efficiently list mortgages for sale. Although we make no assurance, we expect this website to be beneficial to our business strategy.

INB solicits deposit accounts from individuals, small businesses and professional firms located throughout its primary market areas in New York and Florida through the offering of a variety of deposit products and providing online and telephone banking. INB uses its internet web site www.intervestnatbank.com to attract and retain deposit customers from both within and outside its primary market areas. In 2010 and 2011, due primarily to higher regulatory capital requirements applicable to INB and decreased lending opportunities due to unfavorable economic conditions, INB gradually reduced the size of its balance sheet by decreasing its deposit rates and encouraging net deposit outflow, repaying its borrowed funds as they matured and decreasing the volume of its new loan originations from historical levels.

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

Our noninterest income is derived mostly from loan and other banking fees as well as income from loan prepayments. When a mortgage loan is repaid prior to maturity, we may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and/or interest in certain cases in accordance with the prepayment provisions in the mortgage loan. The amount and timing of, as well as income from loan prepayments, if any, cannot be predicted with certainty and can fluctuate significantly. Normally, the number of mortgage loans that are prepaid tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. However, given the nature and type of the mortgage loans we originate, we may still experience loan prepayments notwithstanding the effects of movements in interest rates. Loan prepayment income, which can be significant to our net operating results, totaled $2.5 million in 2011, $1.4 million in 2010 and $1.2 million in 2009.

Our noninterest expenses are derived primarily from the following: salaries and employee benefits; occupancy and equipment; data processing; advertising and promotion; professional fees and services; FDIC insurance; general insurance; real estate activities; and other operating and general expenses. We also record provisions for loan and real estate losses.

Recent Economic Downturn and Its Impact on Us.

We reported net earnings available to common stockholders of $19.4 million in 2007, $7.2 million in 2008, $1.5 million in 2009, compared to a net loss of $55.0 million in 2010 and net earnings of $9.5 million in 2011. Our operating results since 2007 have been negatively affected by a weak economy, high rates of unemployment, increased office and retail vacancy rates and an increased supply of distressed properties for sale in the marketplace at discounted prices, all of which significantly reduced commercial and multifamily real estate values both nationally and in our lending areas. These unfavorable conditions caused a large number of our loans to become underperforming or nonperforming and substantially increased our loan and real estate loss provisions and related expenses with these assets. Our total nonperforming and problem assets reached a high of $271 million, or 11.9% of total assets, at March 31, 2010. Since then, we have taken and continue to take various steps to resolve our nonperforming and problem loans, including proceeding with foreclosures on many of the collateral properties and attempting to sell them, working with certain borrowers to provide payment relief and, in limited cases, accepting partial payment as full satisfaction of the loan.

In May 2010, due to the cost of and delays encountered in connection with foreclosure proceedings and to respond to concerns from INB’s regulator to reduce criticized assets, we completed a large bulk sale in order to accelerate the reduction of problem assets. We sold in bulk certain non-performing and underperforming loans on commercial real estate and multi-family properties and some real estate owned. The assets sold aggregated to approximately $207 million and consisted of $192.6 million of loans and $14.4 million of real estate. The assets were sold at a substantial discount to their then net carrying values of $197.7 million for net proceeds of $119.1 million. As a result of this bulk sale, we recorded a $78.7 million combined provision for loan and real estate losses, which contributed approximately $44 million to our net after tax loss of $55 million in 2010. We also recorded additional provisions for loan and real estate losses during 2010 apart from the bulk sale due to the weak economy, declining real estate values and recommendations from INB’s regulator to place greater emphasis on peer group analysis when establishing reserves.

Our results of operations for 2011 rebounded from 2010 primarily due to lower levels of nonperforming and problem assets and associated provisions for loan and real estate losses and other related carrying expenses. As discussed in greater detail later in this document, at December 31, 2011, our nonaccrual loans, real estate owned and accruing troubled restructured loans totaled $94.5 million, or 4.80% of our total assets. We currently intend to actively manage these assets by working toward their resolution on an individual basis. Additional increases in our level of nonperforming and or problem assets could have an adverse effect on our financial condition, operating results, regulatory capital and may initiate further actions from our regulators.

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

Historically, the New York City metropolitan area has benefited from being the corporate headquarters of many large industrial and commercial national companies, which have, in turn, attracted many smaller companies, particularly within the service industry. At June 30, 2011, INB ranked 32nd out of 93 financial institutions in Manhattan with a deposit market share of 0.13%. Total market deposits in Manhattan at that date exceeded $624 billion. Our branch in Rockefeller Center had a deposit size of $780 million at June 30, 2011 compared to $900 million average branch size of all financial institutions operating in Manhattan.

Our primary market area for our Florida offices is Pinellas County, which is the most populous county in the Tampa Bay area of Florida. This area also has many seasonal residents. The Tampa Bay area is located on the West Coast of Florida, midway up the Florida peninsula. The major cities in the area are Tampa (Hillsborough County) and St. Petersburg and Clearwater (Pinellas County). At June 30, 2011, INB ranked 7th out of 38 financial institutions in Pinellas County with a deposit market share of 3.63%. Total market deposits in Pinellas County at that date exceeded $26 billion. Our Florida branches had an average deposit size of $160 million per branch at June 30, 2011 compared to $86 million average branch size of all financial institutions operating in Pinellas County. INB’s deposit-gathering market also includes its internet web site: www.intervestnatbank.com, which attracts deposit customers from both within and outside its primary market areas.

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

Lending Activities

Our lending activities emphasize the origination of first mortgage loans secured by commercial and multifamily real estate. We also offer commercial and consumer loans, although such lending has not been emphasized and we do not presently expect to become active in such lending. Historically the bulk of our multi family activity has been in the New York City market. Over the past few years the larger banks have concentrated their efforts in this area and have driven down the effective loan rates. In addition, the government agency programs have increased their appetite for these loans and have provided more rate and term competition. We have also seen a shift over the years of rental properties being converted to condominium or cooperative status which takes them out of the normal multifamily market. We pursue the financing of multifamily real estate where we can get loan terms we believe are suitable for us. These factors have resulted in our commercial real estate loans as a percentage of total loans to increase from 2007 to 2011 from 57% to 74%, compared to our multifamily loans of 40% to 25%.

Our volume of loan originations is dependent on a number of factors, including whether the terms and credit risks associated with potential new loans are suitable for our portfolio. Historically, mortgage brokers have been the source of substantially all of the real estate loans we originate. Therefore our reputation within the real estate community, with both borrowers and brokers, is critical to originating loans and generating revenue. The mortgage brokers are paid a fee by the borrower upon our funding of the loan. To a lesser extent, our loan originations are also derived from advertising in newspapers and trade journals, existing customers, direct solicitation by our officers and walk-in customers.

We tend to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York and Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens, Long Island, Staten Island and the Bronx. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Orlando, Fort Lauderdale, Hollywood and Miami. At December 31, 2011, we also had loans on properties in Connecticut, Georgia, Indiana, Kentucky, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia.

Our lending activities are conducted pursuant to our Board-approved written policies and defined lending limits, including the types and amounts of loans we can originate. As a national bank, INB may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of INB’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. In August 2011, INB established an internal policy that requires full Board approval if any loan application amount exceeds 5% of its regulatory capital or exceeds 7.5% of regulatory capital for its loan-to one borrower limit.

In originating real estate loans, we primarily consider the net operating income generated by the underlying property to support the loan’s debt service, the marketability and value of the property, the financial resources, income level and managerial expertise of the borrower with respect to the property, and any lending experience we may have with the borrower. All potential new loans are referred to one of our two senior lending officers, the Chairman and the President, both of whom have substantial experience in commercial and multifamily real estate lending. Generally, all loans that we originate must be first reviewed and approved by our Loan Committee, which is comprised of three members of our Board of Directors, one of whom is also our Chairman.

As part of our policies for real estate loans, loan-to-value ratios (the ratio that the original principal amount of the loan bears to the lower of the purchase price or appraised value of the property securing the loan at the time of origination) on loans originated by us typically do not exceed 80% and in practice, rarely exceed 75%. Additionally, debt service coverage ratios (the ratio of the net operating income generated by the property securing the loan to the required debt service) typically are not less than 1.2 times. We may from time to time originate mortgage loans on vacant or substantially vacant properties and vacant land for which there is limited or no cash flow being generated by the operation of the underlying real estate. In these situations, we rely on capable hands-on owners who, over time, can improve the property and cash flow therefrom.

Our underwriting procedures require the following: an appraisal of the property securing the mortgage loan that is performed by a licensed or certified appraiser approved by us to determine the property’s adequacy as collateral; a physical inspection of the property by us; mortgage title insurance; flood insurance when required; fire insurance; casualty, liability and boiler and machinery insurance; and environmental surveys. In addition, we have an internal and external appraisal review process to monitor and evaluate third-party appraisals. We also perform analyses for relevant real property and financial factors, which may include: the condition and use of the subject property; the property’s income-producing capacity; and the quality, experience and financial creditworthiness of the property’s owner. Credit reports and other verifications, including searches related to the requirements of the Office of Foreign Assets Control (OFAC) and the USA Patriot Act, are obtained to substantiate specific information relating to the applicant’s income, credit standing and legal status. We may also require personal guarantees from the principals of our borrowers as additional security, although loans are often originated on a limited recourse basis. Our mortgage loans are also not insured or guaranteed by governmental agencies. In the event of a default on a mortgage loan we originate, our ability to ultimately recover our investment is dependent upon the market value of the mortgaged property.

Commercial and multifamily real estate lending is generally considered to have more credit risk than traditional 1-4 family residential lending because these loans tend to involve larger loan balances to single borrowers and their repayment is typically dependent upon the successful operation and management of the underlying real estate for income-producing properties.

In addition, we have in the past and may continue to originate loans on vacant or substantially vacant properties, owner-occupied properties and vacant land, all of which typically have limited or no income streams and depend upon other sources of cash flow from the borrower for repayment. All of the above loans require ongoing evaluation and monitoring by us since they may be affected to a greater degree by adverse conditions in the real estate market or the economy or changes in government regulation.

Mortgage loans on commercial and multifamily real estate typically provide for periodic payments of interest and principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The majority of the mortgage loans originated by us provide for balloon payments at maturity, which means that a substantial part of or the entire original principal amount is due in one lump sum payment at maturity. If the net revenue from the property is not sufficient to make all debt service payments due on the mortgage or, if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (by refinancing the loan, sale of the property or otherwise) to make the lump sum payment, we could sustain a loss on our investment in the mortgage loan. As noted elsewhere in this report, we have experienced a significant increase in nonaccrual loans since early 2007 and incurred a high level of loan and real estate loss provisions and chargeoffs.

We have historically originated short-term real estate mortgage loans with balloon payments at maturity and with terms of no more than 10 years and with either fixed or variable interest rates, including many with predetermined interest rate increases over the life of the loan. For those loans with terms of greater than 10 years, almost all of them are self-liquidating loans. Since early 2007, as a result of lower market interest rates, competitive market conditions and lower pricing in originating loans, we began placing greater reliance on fixed-rate loan originations with somewhat longer maturities. To illustrate, fixed-rate loans constituted approximately 78% of the loan portfolio at December 31, 2011, compared to approximately 40% at December 31, 2006. Loans in the portfolio had an average life of approximately 3.5 years at December 31, 2011, compared with 3 years at December 31, 2006. We may also experience loan prepayments, the amount of which cannot be predicted, and re-investment risk associated with the resulting proceeds.

We normally charge loan origination fees on the mortgage loans we originate based on a percentage of the principal amount of the loan. These fees are normally comprised of a fee that is received from the borrower at the time the loan is originated and another similar fee that is contractually due when the loan is repaid (which we may refer to as an exit fee). We record this contractual exit fee as a receivable when the loan is originated. The total of origination and exit fees, net of related direct loan origination costs, are deferred and amortized over the contractual life of the loan as an adjustment to the loan’s yield. At December 31, 2011, we had $3.8 million of net unearned loan fees and $4.2 million of loan fees receivable. We also earn other fee income and charges from the servicing of the loans we originate.

Our loan portfolio is concentrated in first mortgage loans secured by commercial and multifamily real estate properties. At December 31, 2011, such loans consisted of 517 loans with an aggregate principal balance of $1.17 billion and an average loan size of $2.2 million. Loans with principal balances of more than $10 million consisted of 11 loans or $141 million, with the largest loan being $16.0 million. Loans with principal balances of $5 million to $10 million consisted of 48 loans and aggregated to $310 million.

The table below sets forth information regarding our loan portfolio.

	At December 31,
($ in thousands)	2011	2010	2009	2008	2007
Commercial real estate loans	$864,470	$948,275	$1,128,646	$1,081,865	$932,351
Multifamily loans	290,011	380,180	529,431	599,721	657,387
Land loans	11,218	12,550	32,934	31,430	33,318
One to four family loans	25	416	441	464	486
Commercial business loans	1,520	1,454	1,687	684	575
Consumer loans	329	107	616	373	315

Loans receivable, gross	1,167,573	1,342,982	1,693,755	1,714,537	1,624,432
Deferred loan fees	(3,783)	(5,656)	(7,591)	(8,826)	(10,400)

Loans receivable, net of deferred fees	1,163,790	1,337,326	1,686,164	1,705,711	1,614,032
Allowance for loan losses	(30,415)	(34,840)	(32,640)	(28,524)	(21,593)

Loans receivable, net	$1,133,375	$1,302,486	$1,653,524	$1,677,187	$1,592,439

Loans included above that were on nonaccrual status	$57,240	$52,923	$123,877	$108,610	$90,756
Loans included above that have been restructured and were on accrual status	$9,030	$3,632	$97,311	$—	$—
Accruing loans included above which were contractually past due 90 days or more	$1,925	$7,481	$6,800	$1,964	$11,853
Interest income not recorded on loans that were on nonaccrual status during the year	$782	$2,850	$8,950	$7,999	$4,546

The table below sets forth the activity in the net loan portfolio.

	For the Year Ended December 31,
($ in thousands)	2011	2010	2009	2008	2007
Loans receivable, net, at beginning of year	$1,302,486	$1,653,524	$1,677,187	$1,592,439	$1,472,820
Originations	82,107	76,623	200,145	386,892	554,630
Principal repayments and sales	(243,543)	(286,365)	(185,076)	(267,490)	(431,954)
Transfers to foreclosed real estate	(4,375)	(40,885)	(27,748)	(25,070)	(975)
Chargeoffs	(9,598)	(100,146)	(8,103)	(4,227)	—
Net decrease in deferred loan fees	1,873	1,935	1,235	1,574	1,678
Net decrease (increase) in allowance for loan losses	4,425	(2,200)	(4,116)	(6,931)	(3,760)

Loans receivable, net, at end of year	$1,133,375	$1,302,486	$1,653,524	$1,677,187	$1,592,439

The table below sets forth information regarding loans outstanding at December 31, 2011 by year of origination.

($ in thousands)	Balance Outstanding	% of Total	Balance Rated Substandard	% of Outstanding	Balance Rated Doubtful	% of Outstanding	Balance Nonaccrual	% of Outstanding
2004 and prior	$186,081	16%	$—	—%	$—	—%	$—	—%
2005	89,807	8%	14,119	16	—	—	8,422	9
2006	130,070	11%	950	1	—	—	950	1
2007	235,658	20%	52,130	22	712	1	39,751	17
2008	229,684	19%	7,815	3	—	—	5,318	2
2009	159,687	14%	1,436	1	—	—	—	—
2010	65,890	6%	2,799	4	—	—	2,799	4
2011	70,696	6%	—	—	—	—	—	—

	$1,167,573	100%	$79,249	7%	$712	1%	$57,240	5%

The table below sets forth information regarding the credit quality of our loan portfolio based on internally assigned ratings (as defined in note 1 to the consolidated financial statements in this report).

	At December 31,
($ in thousands)	2011	2010	2009	2008	2007
Pass rated loans	$1,071,550	$1,216,615	$1,384,452	$1,529,164	$1,479,003
Special mention rated loans	16,062	40,259	131,191	58,322	54,673
Substandard rated loans	79,249	86,108	178,112	127,051	90,756
Doubtful rated loans	712	—	—	—	—

Total loans	$1,167,573	$1,342,982	$1,693,755	$1,714,537	$1,624,432

The table below sets forth information regarding the credit quality of the loan portfolio at December 31, 2011 by major category based on internally assigned ratings.

($ in thousands)	Pass	Special Mention	Substandard (1)	Doubtful (1)	Total
Commercial real estate	$791,295	$13,108	$59,355	$712	$864,470
Multifamily	270,281	2,954	16,776	—	290,011
Land	8,100	—	3,118	—	11,218
One to four family	25	—	—	—	25
Commercial business	1,520	—	—	—	1,520
Consumer	329	—	—	—	329

Total loans	$1,071,550	$16,062	$79,249	$712	$1,167,573

(1)	Consist of $57.2 million of nonaccrual loans, $9.0 million of accruing TDRs and $13.7 million of other performing loans.

The table below sets forth the geographic distribution of the loan portfolio.

	At December 31,
	2011		2010		2009		2008		2007
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
New York	$763,770	65%	$916,485	68%	$1,123,300	66%	$1,122,459	66%	$1,046,704	64%
Florida	296,604	25	310,560	23	392,712	23	403,553	23	412,076	26
Connecticut & New Jersey	42,376	4	44,298	3	66,119	4	74,698	4	62,552	4
All Other States	64,823	6	71,639	6	111,624	7	113,827	7	103,100	6

	$1,167,573	100%	$1,342,982	100%	$1,693,755	100%	$1,714,537	100%	$1,624,432	100%

The table below sets forth information regarding loans of more than $10 million at December 31, 2011.

($ in thousands) Property Type	Property Location	Principal Balance	Current Interest Rate	Maturity Date	Days Past Due	Status
Office building	New York, New York	$15,963	6.00%	Aug 2013	None	Accrual
Office building	New York, New York	15,482	6.13%	Apr 2015	None	Accrual
Retail	White Plains, New York	15,133	6.00%	Sep 2015	None	Accrual
Office building	Miami, Florida	14,834	5.00%	Sep 2018	None	TDR-nonaccrual (1)
Multifamily	Tampa, Florida	12,718	5.88%	Sep 2020	None	Accrual
Office building	Ft. Lauderdale, Florida	11,555	6.00%	May 2016	None	Accrual
Hotel	New York, New York	11,500	4.00%	Dec 2016	None	Accrual
Retail	Brooklyn, New York	11,201	6.00%	Nov 2013	None	Accrual
Hotel	New York, New York	11,067	6.45%	Jul 2012	None	Accrual
Retail	Manorville, New York	11,029	6.25%	Sep 2024	None	Accrual
Office building	New York, New York	10,648	6.00%	Apr 2014	None	Accrual

		$141,130

(1)

Loan was restructured in June 2011 and is performing in accordance with its restructured terms. Monthly payments are interest only based on 5.00% to 6/1/2013. Beginning 7/1/13 monthly P&I payments resume with a 5.125% interest rate. Thereafter rate increases each year on 6/1 as follows: 5.25%, 5.375%, 5.50%, 5.625% and 5.75%. Regulatory guidance requires loan to remain on nonaccrual status as of December 31, 2011.

The table below sets forth the types of properties securing the real estate loan portfolio.

	At December 31,
($ in thousands)	2011	2010	2009	2008	2007
Commercial Real Estate:
Retail	$457,865	$492,596	$546,199	$550,905	$428,170
Office buildings	210,064	239,047	294,637	265,123	242,240
Industrial/warehouses	67,061	77,890	96,646	83,903	82,968
Hotels	54,841	55,044	94,266	93,168	100,446
Mobile home parks	23,025	21,082	23,391	21,351	15,449
Parking lots/garages	23,896	25,488	26,332	29,010	23,305
Other	27,718	37,128	47,175	38,405	39,773
Multifamily	290,011	380,180	529,431	599,721	657,387
Land	11,218	12,550	32,934	31,430	33,318
One to four family	25	416	441	464	486

	$1,165,724	$1,341,421	$1,691,452	$1,713,480	$1,623,542

The table below sets forth the location of properties securing the real estate loan portfolio at December 31, 2011.

($ in thousands)	New York	Florida	New Jersey	Connecticut	Other States	Total
Commercial Real Estate:
Retail	$312,727	$89,576	$10,942	$4,562	$40,058	$457,865
Office buildings	128,075	51,540	14,987	3,824	11,638	210,064
Industrial/warehouses	61,326	5,004	731	—	—	67,061
Hotels	39,973	14,868	—	—	—	54,841
Mobile home parks	—	23,025	—	—	—	23,025
Parking lots/garages	23,896	—	—	—	—	23,896
Other	7,716	16,747	1,132	1,289	834	27,718
Multifamily	187,418	85,497	3,015	1,788	12,293	290,011
Land	2,608	8,610	—	—	—	11,218
One to four family	—	25	—	—	—	25

Total real estate loans	$763,739	$294,892	$30,807	$11,463	$64,823	$1,165,724

Loans on nonaccrual status	$17,055	$36,315	$1,566	$—	$2,304	$57,240

The table below sets forth the scheduled contractual principal repayments of the loan portfolio.

	At December 31,
($ in thousands)	2011	2010	2009	2008	2007
Due within one year	$211,548	$248,566	$290,761	$377,081	$401,061
Due over one to five years	719,439	858,184	1,088,987	941,504	870,558
Due over five years	236,586	236,232	314,007	395,952	352,813

	$1,167,573	$1,342,982	$1,693,755	$1,714,537	$1,624,432

The table below sets forth the scheduled contractual principal repayments of the loan portfolio by loan type.

	At December 31, 2011
($ in thousands)	Due Within One Year	Due Over One to Five Years	Due Over Five Years	Total
Commercial real estate	$163,767	$539,065	$161,638	$864,470
Multifamily	36,971	178,896	74,144	290,011
Land	9,555	1,228	435	11,218
One to four family	—	—	25	25
Commercial business	978	198	344	1,520
Consumer	277	52	—	329

	$211,548	$719,439	$236,586	$1,167,573

For additional information concerning our loan portfolio, see note 3 to the consolidated financial statements included in this report.

Asset Quality

We consider asset quality to be of primary importance to our business and results of operations. In addition to our underwriting standards, after a loan is originated, we undertake various steps (such as an annual physical inspection of the subject property and periodic reviews of loan files in order to monitor loan documentation, rent rolls, cash flows and the value of the property securing the loan) with the objective of quickly identifying, evaluating and initiating corrective actions if necessary. We also constantly monitor the payment status of our outstanding loans and pursue a timely follow-up on any delinquencies, including initiating collection procedures even before a loan is 90 days past due as necessary. We also assess substantial late fees on delinquent loan payments.

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

A borrower’s ability to pay in the case of multifamily and commercial real estate loans is typically dependent on the cash flow generated by the property, which in turn is impacted by general economic conditions. Other factors, such as unanticipated expenditures or changes in financial and real estate markets, may also impact a borrower’s ability to pay.

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

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities or on properties located in a particular geographic area. Our loan portfolio is concentrated in commercial real estate and multifamily mortgage loans. The properties securing these mortgage loans are also concentrated in two states, New York and Florida. Many of the properties securing our loans are also located in areas that are being revitalized or redeveloped, which can be impacted more severely by a downturn in real estate values.

We place loans on nonaccrual status when principal or interest becomes 90 days or more past due or earlier in certain cases, unless the loan is well secured and in the process of collection. All previously accrued and uncollected interest and late charges on loans placed on nonaccrual status are reversed through a charge to interest income and the amortization of any unearned fee income is discontinued. While loans are on nonaccrual status, interest income is normally recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances, interest continues to accrue on mortgage loans that have matured and the borrower continues to make monthly payments of principal and interest. These loans are classified as 90 days past due and still accruing interest if they are well secured and in the process of collection.

We estimate the fair value of the properties that collateralize our loans based on a variety of information. Our policy is to obtain externally prepared appraisals (or in limited cases indications of value from licensed appraisers or local real estate brokers) for all restructured or renewed loans; upon classification or downgrade of a loan; upon accepting a deed in lieu of foreclosure; upon transfer of a loan to foreclosed real estate; and at least annually thereafter for all substandard rated loans and for all real estate owned through foreclosure. We also consider the knowledge and experience of our two senior lending officers (the Chairman and President) and our Chief Credit Officer related to values of properties in our geographical market areas. These officers take into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value.

From time to time, we may restructure a loan. A loan that we restructure, for economic or legal reasons related to a borrower’s financial difficulties, and for which we have granted certain concessions to the borrower that we would not otherwise have considered is considered a troubled debt restructure or TDR. These concessions are made to provide payment relief generally consisting of the deferral of principal and or interest payments for a period of time, a partial reduction in interest payments or an extension of the maturity date. A loan that is extended or renewed at a stated interest rate equal to the current interest rate for a new loan originated by us with similar risk is not reported as TDR. We normally place a TDR on nonaccrual status upon restructure and subsequently return the TDR to an accrual status if the ultimate collectability of contractual principal is assured, and the borrower has demonstrated satisfactory payment performance either before or after the restructuring, usually consisting of a six-month period.

We may acquire and retain title to real property pursuant to a foreclosure of a mortgage loan in the normal course of business either directly or through a subsidiary or an affiliated entity. These properties are held for sale. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to the foreclosed real estate category at the estimated fair value of the property, less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to reduce the carrying value at the time of transfer are charged to the allowance for loan losses as a loan chargeoff. After foreclosure, we periodically perform market valuations and the property is carried at the lower of its cost basis or estimated fair value less estimated selling costs. Changes in the valuation allowance of the property are charged to the “Provision for Real Estate Losses”. Revenues and expenses from operations of the property are included in the caption “Real Estate Activities Expenses.”

The table below summarizes nonperforming assets, TDRs, past due loans and selected ratios at the dates indicated.

	000000	000000	000000	000000	000000
($ in thousands)	At Dec 31, 2011	At Dec 31, 2010	At Dec 31, 2009	At Dec 31, 2008	At Dec 31, 2007
Nonaccrual loans	$57,240	$52,923	$123,877	$108,610	$90,756
Real estate acquired through foreclosure	28,278	27,064	31,866	9,081	—
Investment securities on a cash basis (1)	4,378	2,318	1,385	—	—

Total assets considered nonperforming	$89,896	$82,305	$157,128	$117,691	$90,756

Loan past due 90 days and still accruing	$1,925	$7,481	$6,800	$1,964	$11,853
Loans past due 31-89 days and still accruing (2)	$28,770	$11,364	$5,925	$18,943	$25,122
TDRs on an accruing status and 0-30 days past due	$9,030	$3,632	$97,311	—	—

Nonaccrual loans to total gross loans	4.90%	3.94%	7.31%	6.33%	5.59%
Nonperforming assets to total assets	4.56%	3.97%	6.54%	5.18%	4.49%
Allowance for loan losses to total net loans	2.61%	2.61%	1.94%	1.67%	1.34%
Allowance for loan losses to nonaccrual loans	53.14%	65.83%	26.35%	26.26%	23.79%

(1)	See note 2 to the consolidated financial statements included in this report for a discussion of these securities.
(2)	$13 million of this amount was brought current in January 2012 and $14 million matured and were in the process of being extended.

The table below provides a breakdown of our nonaccrual loans at the dates indicated.

	000000	000000	000000	000000	000000
($ in thousands)	At Dec 31, 2011	At Sep 30, 2011	At Jun 30, 2011	At Mar 31, 2011	At Dec 31, 2010
Nonaccrual loans:
Loans past due 90 days or more	$7,216	$7,107	$8,674	$19,633	$14,215
Loans past due 31-89 days (1)	2,792	7,702	2,852	1,125	15,965
Loans past due 0-30 days (1)	1,526	7,455	1,262	6,362	1,269
TDR loans past due 0-30 days (2)	45,706	37,443	32,564	18,072	21,474

Total loans on nonaccrual status	57,240	59,707	45,352	45,192	52,923

(1)

We may place a loan on nonaccrual status prior to it becoming past due 90 days based on the specific facts and circumstances associated with each loan that indicate that it is probable the borrower may not be able to continue making monthly payments. Interest income from payments on such classified loans is recognized on a cash basis.

(2)

Represent loans that are performing in accordance with their restructured terms but are classified as nonaccrual in accordance with regulatory guidance. Interest income from payments on such classified loans is recognized on a cash basis. At December 31, 2011, such loans totaled $46 million and were yielding 5.08%. A TDR that is on nonaccrual status can be returned to accrual status if ultimate collectability of contractual principal is reasonably assured and the borrower has demonstrated satisfactory payment performance either before or after the restructuring (usually for a period of no shorter than six months). For those TDRs that have been partially charged-off, the evaluation for full repayment of contractual principal must include the collectability of amounts charged off.

The table below summarizes the change in nonaccrual loans for the annual periods indicated.

($ in thousands)	For the Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Balance at beginning of year	$52,923	$123,877	$108,610
Net new additions	36,317	87,933	80,471
Sales and principal repayments	(18,144)	(64,625)	(29,353)
Chargeoffs	(9,481)	(53,377)	(8,103)
Transfers to foreclosed real estate	(4,375)	(40,885)	(27,748)

Balance at end of year	$57,240	$52,923	$123,877

The table below summarizes the change in nonaccrual loans for the quarterly periods indicated.

	For the Quarter Ended
($ in thousands)	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
Balance at beginning of quarter	$59,707	$45,352	$45,192	$52,923	$38,560	$18,927	$96,248	$123,877
Net new additions	7,793	21,723	1,551	5,250	14,851	30,658	16,025	26,399
Principal repayments and sales	(5,572)	(3,970)	(17)	(8,585)	(385)	(8)	(52,176)	(12,056)
Chargeoffs	(2,044)	(1,667)	(1,374)	(4,396)	(103)	(140)	(39,155)	(13,979)
Transfers to foreclosed real estate	(2,644)	(1,731)	—	—	—	(10,877)	(2,015)	(27,993)

Balance at end of quarter	$57,240	$59,707	$45,352	$45,192	$52,923	$38,560	$18,927	$96,248

The table below summarizes the change in accruing TDRs for the annual periods indicated.

($ in thousands)	For the Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Balance at beginning of period	$3,632	$97,311	$—
New additions	5,452	9,918	99,816
Principal repayments and sales	(54)	(59,748)	(2,505)
Chargeoffs	—	(43,849)	—

Balance at end of period	$9,030	$3,632	$97,311

The table below summarizes the change in accruing TDRs for the quarterly periods indicated.

	For the Quarter Ended
($ in thousands)	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
Balance at beginning of period	$5,601	$5,619	$5,630	$3,632	$617	$21,362	$116,905	$97,311
New additions (reductions)	3,452	—	—	2,000	3,017	(20,624)	7,087	20,438
Principal repayments and sales	(23)	(18)	(11)	(2)	(2)	(121)	(58,781)	(844)
Chargeoffs	—	—	—	—	—	—	(43,849)

Balance at end of period	$9,030	$5,601	$5,619	$5,630	$3,632	$617	$21,362	$116,905

The table below sets forth information regarding TDRs at December 31, 2011.

($ in thousands) Property Type	Property Location	Principal Balance	Recorded Investment	Current Interest Rate	Maturity Date	Status
Retail	Maple Heights, Ohio	$4,757	$2,304	3.00%	Apr 2017	Performing/nonaccrual-cash basis
Retail	West Palm, Florida	5,549	4,560	3.00%	Aug 2014	Performing/nonaccrual-cash basis
Retail	Lake Worth, Florida	5,452	4,943	3.00%	Sep 2014	Performing/nonaccrual-cash basis
Retail	Hempstead, New York	3,313	3,024	3.10%	Sep 2013	Performing/nonaccrual-cash basis
Warehouse	Brooklyn, New York	950	950	4.00%	Dec 2012	Performing/nonaccrual-cash basis
Office building	Miami, Florida	14,834	14,834	5.00%	Sep 2018	Performing/nonaccrual-cash basis
Multifamily	Miami, Florida	2,602	1,978	6.25%	Feb 2016	Performing/nonaccrual-cash basis
Multifamily	Miramar, Florida	3,783	3,062	4.50%	Aug 2016	Performing/nonaccrual-cash basis
Office building	Verona, New Jersey	1,643	1,066	4.00%	Apr 2013	Performing/nonaccrual-cash basis
Retail	New York, New York	1,164	1,164	6.25%	Jun 2012	Performing/nonaccrual-cash basis
Retail	New York, New York	5,482	5,482	7.00%	Sep 2012	Performing/nonaccrual-cash basis
Multifamily	Orlando, Florida	2,338	2,338	4.50%	Nov 2015	Performing/nonaccrual-cash basis

		51,867	45,705	5.08%
Retail	Woodmere, New York	607	607	5.50%	Apr 2013	Performing/accrual
Retail	Monroe, New York	2,989	2,989	5.00%	Mar 2017	Performing/accrual
Multifamily	St. Pete, Florida	1,982	1,982	5.00%	May 2013	Performing/accrual
Multifamily	Lake Worth, Florida	887	887	6.00%	Oct 2016	Performing/accrual
Land	Carrabelle, Flordia	2,565	2,565	6.00%	Dec 2011	Performing/accrual

		9,030	9,030	5.42%

		$60,897	$54,735	5.13%

The table below details real estate we owned through foreclosure at the dates indicated.

($ in thousands) Property Type				Net Carrying Value (1)		Date Last Appraised
	City	State	Acquired	Dec 31, 2011	Dec 31, 2010
Land	Hollywood	FL	Feb 2008	$1,876	$2,645	Sep 2011
Hotel	Orlando	FL	Apr 2009	5,645	5,820	Sep 2011
Office building	Yonkers	NY	Aug 2009	1,334	2,112	Jun 2011
Multifamily	Austell	GA	Sep 2009	2,850	3,696	Sep 2011
Land	Perryville	MD	Apr 2010	1,133	1,914	Dec 2011
Multifamily	Louisville	KY	Jul 2010	7,488	7,488	May 2011
Multifamily	Louisville	KY	Jul 2010	3,389	3,389	May 2011
Office building	Jacksonville	FL	Jul 2011	1,920	—	Jul 2011
Office building	Fort Lauderdale	FL	Oct 2011	2,643	—	Mar 2011

				$28,278	$27,064

(1)

Reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure. The total valuation allowance amounted to $6.0 million at December 31, 2011 and $2.7 million at December 31, 2010.

The table below summarizes the change in foreclosed real estate for the periods indicated.

	For the Year Ended December 31,
($ in thousands)	2011	2010	2009
Balance at beginning of period	$27,064	$31,866	$9,081
Transfers from loan portfolio	4,375	40,885	27,748
Writedowns to carrying values subsequent to foreclosure	(3,349)	(15,509)	(2,275)
Sales	—	(30,178)	(2,698)
Gain on sales and/transfers from loan portfolio	188	—	10

Balance at end of period	$28,278	$27,064	$31,866

For additional information on nonaccrual loans, TDRs, past due loans and real estate owned, see notes 3 and 6 to the consolidated financial statements included in this report.

Allowance for Loan Losses

A detailed discussion of the factors that we use in computing the allowance for loan losses can be found in Item 7 under the caption “Critical Accounting Policies” in this report.

The table below sets forth information regarding the activity in our allowance for loan losses.

	At or For the Year Ended December 31,
($ in thousands)	2011	2010	2009	2008	2007
Allowance at beginning of year (1)	$34,840	$32,640	$28,524	$21,593	$17,833
Provision for loan losses charged to expense (3)	5,018	101,463	10,865	11,158	3,760
Chargeoffs: (3)
Commercial real estate	(7,186)	(59,469)	(3,253)	—	—
Multifamily	(2,412)	(34,576)	(1,799)	(2,333)	—
Land	—	(6,101)	(3,051)	(1,894)	—

Total chargeoffs	(9,598)	(100,146)	(8,103)	(4,227)	—
Recoveries:
Commercial real estate	90	—	—	—	—
Multifamily	65	883	1,354	—	—

Total recoveries	155	883	1,354	—	—

Allowance at end of year (1) (2)	$30,415	$34,840	$32,640	$28,524	$21,593

Total loans, net of deferred fees	$1,163,790	$1,337,326	$1,686,164	$1,705,711	$1,614,032
Average loans outstanding during the year	$1,258,454	$1,489,004	$1,721,688	$1,693,749	$1,601,271
Ratio of allowance to net loans receivable	2.61%	2.61%	1.94%	1.67%	1.34%
Ratio of net chargeoffs to average loans	0.75%	6.67%	0.39%	0.25%	—

(1)	Nearly all of the allowance for loan losses is allocated to real estate loans.
(2)	The total amount at December 31, 2011, 2010 and 2009, included a specific valuation allowance for impaired loans in the amount of $8.0 million, $7.2 million and $13.8 million, respectively.
(3)	Includes a $73.4 million provision and $82.2 million of chargeoffs recorded in 2010 in connection with a bulk sale discussed elsewhere in this report.

For additional information and discussion on the allowance for loan losses, see note 4 the consolidated financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Security Investment Activities

Security investments are classified as held to maturity and are carried at amortized cost when INB has the intent and ability to hold them to maturity. Historically, INB has purchased debt securities that are issued directly by the U.S. government or one of its agencies (FHLB, FNMA, FHLMC or FFCB) with short- to intermediate-maturity terms that have either adjustable rates, predetermined rate increases or fixed rates of interest, and callable features by the issuer. INB also owns some corporate securities (less than 1% of its total portfolio), consisting of trust-preferred notes that were purchased prior to 2008. INB’s securities portfolio does not contain securities of any issuer with an aggregate book value and aggregate market value in excess of 10% of its stockholders’ equity, excluding those issued by the U.S. government or its agencies. INB’s goal is to maintain a securities portfolio with a short weighted-average life of no more than five years, which allows for the resulting cash flows to either be reinvested in similar securities, used to fund loan commitments, pay off borrowings or fund deposit outflows as needed.

The investment securities carry market risk (insofar as increases in market interest rates would generally cause a decline in their market value), prepayment risk (insofar as they may be called or repaid before their stated maturity during times of low market interest rates and we may then have to reinvest the funds at a lower interest rate) and credit risk (insofar as they may default, particularly as it relates to our investments in corporate securities, all of which have become other than temporarily impaired).

INB may from time to time maintain securities available-for-sale portfolio for securities that it will hold for indefinite periods of time that may sold in response to changes in interest rates or other factors, including asset/liability management strategies. We have never engaged in trading activities nor own or invest in any collateralized debt obligations, collateralized mortgage obligations, or any preferred or common stock of FNMA or FHLMC. We also invest in other short-term instruments (including overnight and term federal funds, bank commercial paper and certificates of deposit) to temporarily invest excess cash flow generated from our deposit-gathering activities and operations.

The table below summarizes the amortized cost (carrying value), contractual maturities and weighted-average yields of INB’s portfolio of securities held to maturity. The table excludes Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB) stock investments required to be held by INB in order for it to be a member of these institutions.

	Due One Year or Less		Due After One Year to Five Years		Due After Five Years to Ten Years		Due After Ten Years		Total
($ in thousands)	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield
At December 31, 2011
U.S. government agencies	$—	—	$483,149	1.21%	$207,218	1.76%	$5,699	2.46%	$696,066	1.38%
Corporate	—	—	—	—	—	—	4,378	2.09	4,378	2.09

	$—	—	$483,149	1.21%	$207,218	1.76%	$10,077	2.30%	$700,444	1.39%

At December 31, 2010
U.S. government agencies	$5,025	0.43%	$388,852	1.51%	$209,313	1.84%	$6,565	2.27%	$609,755	1.63%
Corporate	—	—	—	—	—	—	4,580	2.02	4,580	2.02

	$5,025	0.43%	$388,852	1.51%	$209,313	1.84%	$11,145	2.15%	$614,335	1.63%

At December 31, 2009
U.S. government agencies	$22,077	2.77%	$440,741	2.38%	$149,742	3.62%	$16,524	4.24%	$629,084	2.74%
Corporate	—	—	—	—	—	—	5,772	1.67	5,772	1.67

	$22,077	2.77%	$440,741	2.38%	$149,742	3.62%	$22,296	3.57%	$634,856	2.73%

At December 31, 2008
U.S. government agencies	$15,773	3.41%	$356,804	3.53%	$82,991	4.73%	$11,982	4.97%	$467,550	3.77%
Corporate	—	—	—	—	—	—	8,031	5.32	8,031	5.32

	$15,773	3.41%	$356,804	3.53%	$82,991	4.73%	$20,013	5.11%	$475,581	3.80%

At December 31, 2007
U.S. government agencies	$73,952	5.01%	$183,984	4.90%	$74,150	5.17%	$3,988	4.98%	$336,074	4.99%
Corporate	—	—	—	—	—	—	8,031	5.78	8,031	5.78

	$73,952	5.01%	$183,984	4.90%	$74,150	5.17%	$12,019	5.52%	$344,105	5.01%

For additional information and discussion of our security investments, see note 2 the consolidated financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

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

INB relies heavily on certificates of deposit (time deposits) as its main source of funds. Consolidated deposits amounted to $1.66 billion at December 31, 2011 and time deposits represented 72% or $1.20 billion of those deposits. Time deposits of $100,000 or more at December 31, 2011 totaled $600 million and included $128 million of brokered deposits. Brokered deposits had a weighted average remaining term and stated interest rate of 1.9 years and 4.95%, respectively, at December 31, 2011 and $50 million of those deposits mature by December 31, 2012. See the section “Supervision and Regulation” for a discussion on restrictions that have been placed on INB with respect to the pricing of its deposit products and accepting and rolling over maturing brokered deposits.

Time deposits are the only deposit accounts offered by INB that have stated maturity dates. These deposits are generally considered to be rate sensitive and have a higher cost than deposits with no stated maturities, such as checking, savings and money market accounts. At December 31, 2011, $515 million, or 43%, of INB’s total time deposits (inclusive of brokered deposits) mature by December 31, 2012. INB expects to retain or replace a significant portion of its non-brokered deposits maturing over the next twelve months.

The table below sets forth the distribution of deposit accounts by type.

	At December 31,
	2011		2010		2009		2008		2007
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Demand	$4,702	0.3%	$4,149	0.2%	$3,429	0.2%	$3,275	0.2%	$4,303	0.3%
Interest checking	9,915	0.6	10,126	0.6	9,117	0.4	4,512	0.2	5,668	0.3
Savings	9,505	0.6	10,123	0.6	11,682	0.6	8,262	0.5	8,399	0.5
Money Market	438,731	26.4	436,740	24.7	496,065	24.4	328,660	17.6	235,804	14.2
Certificates of deposit	1,199,171	72.1	1,304,945	73.9	1,509,691	74.4	1,519,426	81.5	1,405,000	84.7

	$1,662,024	100.0%	$1,766,083	100.0%	$2,029,984	100.0%	$1,864,135	100.0%	$1,659,174	100.0%

At December 31, 2011, 2010, 2009, 2008 and 2007, individual retirement account deposits totaled $242 million, $260 million, $289 million, $278 million and $236 million, respectively, nearly all of which were certificates of deposit.

The table below sets forth total deposits by offices in New York and Florida.

	0000000000	0000000000	0000000000	0000000000	0000000000
	At December 31,
($ in thousands)	2011	2010	2009	2008	2007
New York Main Office	$699,935	$824,306	$990,777	$964,117	$933,403
Florida Offices (six offices)	962,089	941,777	1,039,207	900,018	725,771

	$1,662,024	$1,766,083	$2,029,984	$1,864,135	$1,659,174

The table below sets forth net deposit flows.

	0000000000	0000000000	0000000000	0000000000	0000000000
	For the Year Ended December 31,
($ in thousands)	2011	2010	2009	2008	2007
Net (decrease) increase before interest credited	$(152,558)	$(324,496)	$89,654	$124,487	$(5,460)
Net interest credited	48,499	60,595	76,195	80,474	76,100

Net deposit (decrease) increase	$(104,059)	$(263,901)	$165,849	$204,961	$70,640

The table below sets forth certificate of deposits by remaining maturity.

	At December 31,
	2011		2010		2009		2008		2007
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$514,667	2.83%	$431,881	3.09%	$591,746	3.63%	$571,085	4.27%	$495,002	4.82%
Over one to two years	397,394	3.58	349,174	3.63	256,025	4.28	333,041	4.62	296,318	4.74
Over two to three years	136,226	3.43	298,287	4.26	241,217	4.45	171,647	5.08	233,248	4.81
Over three to four years	67,855	3.27	113,587	3.78	251,745	4.61	168,814	5.09	129,949	5.27
Over four years	83,029	3.91	112,016	4.13	168,958	4.31	274,839	5.05	250,483	5.16

	$1,199,171	3.25%	$1,304,945	3.65%	$1,509,691	4.11%	$1,519,426	4.67%	$1,405,000	4.90%

The table below sets forth the remaining maturities of certificates of deposit of $100,000 or more.

	00000000	00000000	00000000	00000000	00000000
	At December 31,
($ in thousands)	2011	2010	2009	2008	2007
Due within three months or less	$69,125	$62,432	$87,778	$78,458	$52,540
Due over three months to six months	41,334	24,354	47,607	36,436	31,128
Due over six months to one year	134,353	91,977	78,441	89,549	75,284
Due over one year	355,182	460,167	478,804	458,458	427,106

Total (1)	$599,994	$638,930	$692,630	$662,901	$586,058

As a percentage of total deposits	36%	36%	34%	36%	35%
(1) Includes brokered CDs as follows (2):	$127,819	$159,149	$170,117	$173,012	$165,865

(2)

At December 31, 2011, brokered CDs had a remaining maturity as follows: $50 million due within one year; $38 million due over one to two years; $23 million due over two to three years; none due over three to four years; and $17 million due thereafter.

INB also borrows funds from time to time on an overnight or short-term basis to manage its liquidity needs. As a member of the FHLB and FRB, INB can borrow from these institutions on a secured basis using INB’s security investments and certain loans as collateral. INB also has an agreement with a correspondent bank whereby it could borrow overnight a limited amount of funds on an unsecured basis.

The table below is a summary of certain information regarding INB’s borrowings in the aggregate.

	00000000	00000000	00000000	00000000	00000000
	At or For the Year Ended December 31,
($ in thousands)	2011	2010	2009	2008	2007
Balance at year end	$17,500	$25,500	$61,500	$50,500	$—
Maximum amount outstanding at any month end	$25,500	$55,500	$61,500	$95,200	$49,000
Average outstanding balance for the year	$21,574	$40,171	$51,042	$33,897	$16,908
Weighted-average interest rate paid for the year	4.10%	3.85%	3.82%	3.07%	5.44%
Weighted-average interest rate at year end	4.10%	4.02%	3.18%	3.81%	—%
Available lines of credit at year end	$761,000	$688,000	$581,000	$457,000	$353,000

IBC’s historical sources of funds to meet its obligations have been derived from the following: interest income from short-term investments and a limited number of mortgage loans; monthly dividends from INB; and monthly management fees from INB for providing it with certain administrative services. IBC’s historical sources of working capital have been derived from the issuance of its common stock through public or private offerings, exercise of its common stock warrants/options, the issuance of its trust preferred securities and preferred stock and the issuance of its subordinated debentures to the public. During 2010, IBC raised a total of $25 million of new capital in two separate transactions. For a further discussion of the new capital as well as regulatory limitations placed on IBC with respect to paying dividends, interest payments and incurring new debt, see the section “Supervision and Regulation” and notes 10, 11 and 20 to the consolidated financial statements in this report.

The table below summarizes IBC’s debentures outstanding and related accrued interest payable.

	00000000	00000000	00000000	00000000	00000000
	At December 31,
($ in thousands)	2011	2010	2009	2008	2007
Subordinated debentures - trust preferred securities	$56,702	$56,702	$56,702	$56,702	$56,702
Accrued interest payable – debentures	4,361	2,262	85	122	137

	$61,063	$58,964	$56,787	$56,824	$56,839

Weighted average interest rate for the year	3.65%	3.79%	4.78%	6.16%	6.30%

Employees

At December 31, 2011, we employed 75 full-time equivalent employees. We provide various benefits to our employees, including group life, health, dental and disability insurance, a 401(k) retirement plan and a long-term employee incentive plan. None of our employees are covered by a collective bargaining agreement and we consider our employee relations to be satisfactory.

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

As a Delaware corporation not earning income in Delaware, IBC is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of IBC and is reported in the line item “All other” in the noninterest expense section of the consolidated statement of operations. Total annual franchise tax expense was $0.2 million in 2011 and $0.1 million in 2010 and 2009.

See note 15 to the consolidated financial statements and the section “Critical Accounting Policies” in this report for a further discussion of income taxes and our deferred tax asset, including our unused NOL carryforwards.

Investment in Subsidiaries

The following table provides information regarding IBC’s subsidiaries:

	At December 31, 2011			Subsidiary’s Earnings (Loss) For The Period:
	% of			For the Year Ended December 31,
($ in thousands)	Voting Stock Owned by IBC	Total Investment By IBC	IBC’s Equity in Underlying Net Assets	2011	2010	2009	2008	2007

Interevst National Bank	100%	$240,128	$240,128	$12,704	$(50,242)	$5,722	$8,256	$20,306
Intervest Mortgage Corporation	—	—	—	—	(1,572)	(1,098)	831	890
Intervest Statutory Trusts	100%	1,702	1,702	—	—	—	—	—

INB also has an ownership interest in a number of limited liability companies whose sole purpose is to own title to real estate INB acquires through foreclosure.

Supervision and Regulation

The supervision and regulation of banks or bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the FDIC deposit insurance fund (DIF) and the banking system as a whole, and not for the protection of our stockholders or creditors. The regulatory agencies have broad enforcement power, including the power to impose substantial fines and other penalties for violations of laws and regulations. To the extent that the following information describes statutory and regulatory provisions and formal agreements, it is qualified in its entirety by reference to the particular statutory or regulatory provision or formal agreement. Any changes in the aforementioned may have a material effect on our business, results of operations and financial condition.

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

Scope of Permissible Activities. A bank holding company generally may not engage in, or acquire or control, directly or indirectly, voting securities or assets of any company that is engaged in activities other than those of banking, managing or controlling banks. The Gramm-Leach Bliley Financial Services Modernization Act of 1999 permits bank holding companies to become financial holding companies and thereby engage in, or acquire shares of any company engaged in, activities that are financial in nature or incidental to financial activities. Such activities include securities underwriting, dealings in or making a market in securities and insurance underwriting and agency activities.

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

In addition, bank holding companies are required to maintain a minimum ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3% for strong banks and bank holding companies and a minimum leverage ratio of at least 4% for all other bank holding companies. At December 31, 2011, IBC’s Tier 1 capital and total capital ratios were 16.58% and 17.84%, respectively, and its leverage capital ratio was 11.56%.

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

In February 2010, the FRB informed IBC that it may not, without the prior approval of the FRB, pay dividends on or redeem its capital stock, pay interest on or redeem its trust preferred securities, or incur new debt. See the sections “Written Agreement” and “TARP” below.

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

Written Agreement. In January 2011, IBC entered into a written agreement (the “Federal Reserve Agreement”) with the FRB which requires IBC’s Board of Directors to take the steps necessary to utilize IBC’s financial and managerial resources to serve as a source of strength to INB, including causing INB to comply with its Formal Agreement with its primary regulator. In addition, IBC cannot declare or pay dividends without the prior approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors (the “Banking Director”). IBC also cannot take any payments representing a reduction in capital from INB without prior approval of the FRB and IBC cannot not make any distributions of interest, principal or other sums on its subordinated debentures or trust preferred securities without prior approval from the FRB and the Banking Director. Further, IBC may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior approval of the FRB. IBC was also required within 90 days of the date of the Federal Reserve Agreement to submit a plan to continue to maintain sufficient capital. Finally, IBC must notify the FRB when appointing any new director or senior executive officer or changing responsibilities of any senior executive officer, and IBC is also restricted in making certain severance and indemnification payments. We believe we have taken all necessary actions to promptly address the requirements of the Federal Reserve Agreement and that we are in compliance with such agreement.

TARP. The Emergency Economic Stabilization Act of 2008 (EESA) provided for the Troubled Asset Relief Program (TARP) to be signed into law. TARP gave the United States Treasury authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. In October 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. On December 23, 2008, IBC voluntarily applied for and was approved to participate in the above program and sold to the Treasury 25,000 shares of its Series A Fixed Rate Cumulative Perpetual Preferred Stock, with a liquidation preference of $1,000 per share, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. See note 11 to the consolidated financial statements in this report for a further discussion of the above transaction and other regulatory requirements and restrictions imposed by TARP.

Bank Regulation

INB is a nationally chartered bank that is subject to regulation and examination by the Office of the Comptroller of the Currency (OCC), its primary regulator, and by virtue of the insurance of INB’s deposits, it is also subject to the supervision and regulation of the FDIC. Because INB is a member of the Federal Reserve System, it is subject to regulation pursuant to the Federal Reserve Act. In addition, because the FRB regulates IBC, as described above, the FRB also has supervisory authority, which directly affects INB. The FDIC and other federal banking agencies have broad enforcement powers, including, but not limited to, the power to terminate deposit insurance and impose substantial fines and other civil and criminal penalties.

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

Loans to One Borrower. INB generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2011, INB was in compliance with the loans-to-one-borrower limitations.

Loans to Insiders. INB is prohibited from extending credit to its executive officers, directors, principal shareholders and their related interests, collectively referred to as “insiders,” unless the extension of credit is made on substantially the same terms and in accordance with underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with unrelated persons. INB as a matter of policy does not extend such credit and there were no such loans outstanding at December 31, 2011.

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

In April 2009, INB agreed with the OCC to maintain its minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%. At December 31, 2011, INB’s leverage capital ratio, Tier 1 capital and total capital ratios were 11.21%, 16.06% and 17.33%, respectively, See the section “Formal Agreement” below.

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

A bank is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more and a leverage ratio of 5% or more, and the bank is not subject to an order or capital directive to meet and maintain a specific capital level. Currently INB is subject to a written agreement to meet and maintain a specific capital level as denoted above. A bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage ratio of 4% or more (unless the bank is rated 1 in its most recent examination, in which instance it must maintain a leverage ratio of 3% or more) and does not meet the definition of a well-capitalized bank. A bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%. A bank is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3%. A bank is deemed to be “critically undercapitalized” if it has a ratio of tangible equity to total tangible assets that is equal to or less than 2%. In addition, the OCC may reclassify a well-capitalized bank as adequately capitalized and may require an adequately capitalized or an undercapitalized bank to comply with certain supervisory actions, if the OCC has determined that the bank is in unsafe or unsound condition or that the bank has not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings, capital or liquidity.

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

Formal Agreement. In December 2010, INB entered into a formal written agreement (the “Formal Agreement”) with the OCC. The Formal Agreement superseded and replaced a Memorandum of Understanding entered into on April 7, 2009 between INB and the OCC. The Formal Agreement requires INB to take certain actions, including the development of strategic and capital plans covering at least three years, completing a management assessment, and developing programs related to: loan portfolio management; criticized assets; credit concentrations; loan review; accounting for other real estate owned; maintaining an adequate allowance for loan losses; liquidity risk management; and interest rate risk management.

INB’s Board of Directors appointed a compliance committee which meets monthly to monitor and coordinate INB’s performance under the Formal Agreement and to submit periodic progress reports to the OCC. As of December 31, 2011, INB has achieved compliance with a number of the articles in the Formal Agreement and believes it has submitted the additional required documentation to achieve compliance with the remaining articles. All of the steps and actions INB has and will continue to take are subject to the on-going review, satisfaction and acceptance of the OCC. Consequently, timing with respect to full compliance with the Formal Agreement cannot be predicted since many of the steps and actions we have taken will need to be in place and operating effectively for a period of time as determined by the OCC in order to achieve full compliance with the Formal Agreement.

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

As a result of INB’s Formal Agreement with the OCC, INB is not allowed to accept, renew or rollover brokered deposits without the prior approval of the OCC and it is also required, in the absence of a waiver from the FDIC (based on a determination by the FDIC that INB operates in high cost deposit markets) to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. INB has not accessed the brokered deposit market since September 2009. At December 31, 2011, INB had total brokered deposits of $128 million, of which $50 million (39%) mature by December 31, 2012. At December 31, 2011, all of the rates offered on INB’s deposit products were at levels at or below the FDIC national rates plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC. These restrictions could have a material adverse effect on INB’s business and ability to generate and retain deposits.

Deposit Insurance Assessments. INB’s deposits are insured up to applicable limits through the FDIC’s Deposit Insurance Fund (DIF) up to a maximum of $250,000 per separately insured depositor. Insured institutions are required to pay insurance premiums based on the risk each institution poses to DIF. The FDIC also has the authority to raise or lower assessment rates on insured deposits, subject to limits, and to impose special additional assessments. The FDIC can terminate a depository institution’s deposit insurance if it finds that the institution is being operated in an unsafe and unsound manner or has violated any rule, regulation, order or condition administered by the institution’s regulatory authorities. Any termination of deposit insurance would have a material adverse effect on INB.

In May 2009, the FDIC imposed a 5 basis point special assessment on each insured institution’s assets (excluding Tier 1 capital) as reported as of June 30, 2009. INB paid a special assessment of $1.1 million. On December 31, 2009, insured depository institutions were also required to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, together with their quarterly risk-based assessment for the third quarter of 2009. INB paid a total of $18.0 million on December 31, 2009 of which $15.8 million related to 2010 through 2012. The amount was recorded as a prepaid asset and is being charged to expense during the periods to which it relates based on premiums assessed in such period.

Under the Dodd-Frank Act (discussed later in this section), the reserve ratio of the DIF is no longer capped at 1.50%, and the FDIC is no longer required to refund excess amounts in the DIF to its member banks. The FDIC, in addition, has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute, but with no implementation deadline for the 2% ratio. Additionally, the reserve ratio in a given year may not be less than 1.35% of estimated insured deposits, or the comparable percentage of the assessment base. The FDIC has until September 30, 2020 to raise the reserve ratio of the deposit insurance fund to 1.35%. In setting the assessments necessary to meet the 1.35% level, the FDIC adopted assessment rules that look to larger institutions (those with more than $10 billion in consolidated assets) to fund more of the cost of raising the reserve ratio to 1.35%. The FDIC insurance assessment base effective April 1, 2011 is now defined as average total assets minus tangible equity. In addition to deposit liabilities, the new base contains liabilities that did not previously enter into the calculation. Although the new base is larger, new lower assessment rates are more than enough to offset this effect for a large number of community banks with less than $10 billion in assets. Assessment rates assigned to institutions continue to depend on the instruction’s regulatory exam ratings and other risk measures.

Banks are assigned to one of four risk categories based on two criteria: capital adequacy and supervisory ratings. The three capital groups are well-capitalized, adequately capitalized and undercapitalized, consistent with prompt corrective action designations.

The three supervisory groups are based primarily on CAMELS ratings, although the FDIC has the ability to consider other factors as well. In general, banks with CAMELS ratings of 1 or 2 are assigned to the A category, banks with a CAMELS rating of 3 are assigned to the B category, and banks with a CAMELS rating of 4 or 5 are assigned to the C category.

The base assessment rates range from 5 basis points for the lowest risk category to 35 basis points for the highest risk category, with further adjustments (plus or minus) thereto based on an institution’s level of unsecured debt and brokered deposits, which make the total assessment rates range from 2.5 basis points to a high of 45 basis points. INB’s assessment rate for its most recent billing period was 14 basis points. In addition to the assessment for deposit insurance, institutions are also required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ending December 31, 2011 averaged 0.92 basis points of assessable deposits. These assessments will continue until the Financing Corporation bonds mature in 2017 to 2019.

Beginning December 31, 2010 (the scheduled termination date for the existing Transaction Account Guarantee Program, or TAGP) and continuing through January 1, 2013, the Dodd-Frank Act provides unlimited insurance for funds held in non-interest bearing transaction accounts. Previously, banks (such as INB) participating in TAGP paid a fee of 15 to 25 basis points of the daily average balance in excess of $250,000 held in non-interest bearing transaction accounts. Institutions no longer are separately assessed for the additional coverage, and the cost of the unlimited insurance is included in assessments for the overall insurance program. The prohibition on paying interest on demand deposits was also repealed effective July 21, 2011.

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

The Sarbanes-Oxley Act of 2002 imposed a myriad of corporate governance and accounting measures designed so that shareholders have full, accurate and timely information about the public companies in which they invest. All public companies are affected by the Act. Some of the principal provisions of the Act include: the creation of an independent accounting oversight board (PCAOB) to oversee the audit of public companies and auditors who perform such audits; auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients; additional corporate governance and responsibility measures which (a) require the chief executive officer and chief financial officer to certify financial statements and internal controls and to forfeit salary and bonuses in certain situations, and (b) protect whistleblowers and informants; expansion of the authority and responsibilities of a company’s audit, nominating and compensation committees; mandatory disclosure by analysts of potential conflicts of interest; and enhanced penalties for fraud and other violations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) of 2010, has and will continue have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council (the “Council”), the FRB, the OCC and the FDIC.

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

Imposition of Restrictions on Activities. Although subject to various phase-in periods, the Dodd-Frank Act will impose a variety of restrictions and prohibitions on the activities of holding companies and banks. In particular, it requires that certain swaps and derivatives activities be “pushed out” of insured depository institutions and conducted in non-bank affiliates, significantly restricts the ability of a member of a depository institution holding company group to invest in or sponsor certain private funds, and broadly restricts such entities from engaging in “proprietary trading,” subject to limited exemptions. We have never engaged in or expect to engage in the aforementioned activities.

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

Furthermore, under FRB requirements, the amount of qualifying cumulative perpetual preferred stock (excluding senior preferred stock issued to the U.S. Treasury) and qualifying TRUPS, as well as certain types of minority interest, that may be included as Tier 1 capital is limited to 25 percent of the sum of core capital elements net of goodwill. We do not have any goodwill or minority interests.

Additionally, the excess amounts of restricted core capital elements in the form of qualifying TRUPS included in Tier 2 capital is limited to 50 percent of Tier 1 capital (net of goodwill). However, amounts in excess of this limit will still be taken into account in the overall assessment of an organization’s funding and financial condition. In the last five years before the underlying subordinated note matures, the associated TRUPS must be treated as limited-life preferred stock. Thus, in the last five years of the life of the note, the outstanding amount of TRUPS is excluded from Tier 1 capital and included in Tier 2 capital, subject, together with subordinated debt and other limited-life preferred stock, to a limit of 50 percent of Tier 1 capital. During this period, the TRUPS will be amortized out of Tier 2 capital by one-fifth of the original amount (less redemptions) each year and excluded totally from Tier 2 capital during the last year of life of the underlying note.

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

Deposit Insurance. The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits, allows depository institutions to pay interest on demand deposits and extends until January 1, 2013, deposit insurance coverage for the full net amount held by depositors in non-interest-bearing transaction accounts. It also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s DIF are calculated as described earlier herein.

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

Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. As a participant in TARP, we have been subject to similar requirements since December 2008.

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

Risks Related to Our Business

Weak economic and real estate market conditions both nationally and in Florida and New York could continue to negatively impact our asset quality, financial condition and operating results.

Since the end of 2007, we have been negatively impacted by a weak economy, high rates of unemployment, increased office and retail vacancy rates and lower commercial real estate values both nationally and in our primary markets, New York and Florida, all of which have resulted in a significant increase in our nonperforming assets and associated loan and real estate loss provisions and expenses to carry these assets. Unlike larger banks that are more geographically diversified, our business and operating results are closely tied to the local economic conditions and commercial real estate values in New York and Florida.

At December 31, 2011, our nonperforming assets amounted to $89 million, or 4.56% of our total assets, and were comprised of $57 million of nonaccrual loans, $28 million of real estate acquired through foreclosure and $4 million of nonaccrual investment securities. At December 31, 2011, we also had $9.0 million of loans categorized as accruing troubled debt restructured loans (TDRs) and another $14 million of performing loans for which there were concerns regarding the ability of the borrowers to meet existing repayment terms. All of the aforementioned loans were rated substandard. The timing and amount of the resolution and/or disposition of all these assets cannot be predicted with certainty. In addition, our ability to complete foreclosure or other proceedings, if necessary, to acquire and sell certain collateral properties in many cases can be delayed by various factors outside of our control. No assurance can be given that we will not be required to sell these as well as other nonaccrual or problem assets that may arise in the future at a loss compared to their current net carrying values. A sustained and prolonged economic and real estate downturn could continue to adversely affect the quality of our assets, further increase our nonperforming assets, credit losses, real estate losses and related carrying expenses, and also reduce the demand for our products and services, all of which could adversely affect our financial condition and operating results.

We may have higher loan and real estate losses than we have allowed for which could adversely affect our financial condition and operating results.

We maintain an allowance for loan losses and a valuation allowance for real estate losses that we believe reflect the amount of losses inherent in our loan and real estate owned portfolios at a specific point in time. There can be no assurances that the allowances will be adequate to protect us against actual losses that we may incur. There is a risk that we may experience losses that could exceed the allowances we have set aside. In determining the size of the allowances, we make various assumptions and judgments about the collectability of our loan portfolio and the estimated market values of the underlying collateral properties and of real estate owned, which are discussed under the caption “Critical Accounting Policies” in this report. If our assumptions and judgments prove to be incorrect, we may have to increase these allowances or replenish them after chargeoffs by recording additional loss provisions. Furthermore, our regulators may require us to make additional provisions for loan and real estate losses after their periodic review of these portfolios and related allowances based solely on their judgments. All of the above could adversely affect our financial condition and operating results.

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

Such market value may not, at any given time, be sufficient to satisfy the outstanding principal amount of the defaulted loan. Costs associated with the ownership of real estate (principally real estate taxes, insurance, maintenance and repairs) may exceed the rental income earned from the property, if any, and we may therefore have to advance additional funds to operate and or maintain the property in order protect our investment. Property taxes have increased substantially in recent years, and higher taxes may adversely affect our borrowers’ cash flows and our costs of operating foreclosed property as well as real estate values generally.

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

Our loan portfolio is concentrated in loans secured by commercial and multi-family real estate (including rental apartment buildings, retail condominium units, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and some vacant land). This concentration increases the risk associated with our loan portfolio because commercial real estate and multi-family loans are generally considered riskier than many other kinds of loans, like single family residential real estate loans, since these loans tend to involve larger loan balances to one borrower or groups of related borrowers and repayment of such loans is typically dependent upon the successful operation of the underlying real estate. Additionally, we have loans secured by vacant or substantially vacant properties as well as some vacant land, all of which typically do not have adequate or any income streams and depend upon other sources of cash flow from the borrower for repayment. A number of our borrowers also have more than one mortgage loan outstanding with us. Likewise, a number of these borrowers may also own other properties that are encumbered by separate mortgages from other lenders. Consequently, an adverse development with respect to the borrower may expose us to a greater risk of loss with respect to our otherwise performing loans with the same borrower. Furthermore, banking regulators continue to give commercial real estate lending greater scrutiny and banks with higher levels of these loans are expected to implement improved underwriting and risk management policies and portfolio stress testing, as well as maintain higher levels of allowances for possible losses and capital levels as a result of commercial real estate lending growth and exposures.

Regardless of the underwriting criteria we utilize, lending losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market and economic conditions affecting the value of our loan collateral and problems affecting the credit and business of our borrowers. Our ability to recover our investment in the mortgage loans we originate is ultimately dependent on the market value of the properties collateralizing such loans because many of the loans permit no recourse or limited recourse against the property’s owner. Even with personal recourse, successful collection is still difficult to achieve. In addition, our losses in connection with delinquent and foreclosed loans may be more pronounced because our commercial and multifamily real estate mortgage loans generally defer repayment of a substantial part of the original principal amount until maturity. All of the above factors could adversely affect our operating results and financial condition.

The properties securing our loans are concentrated in New York and Florida, which increases the risk associated with our loan portfolio.

The properties securing our loans are concentrated in New York and Florida (our primary lending markets), which have and continue to suffer weak economic conditions and lower real estate values. Additionally, we have and will continue to lend in geographical areas in both states and other states that are in the process of being revitalized or redeveloped which can be negatively impacted to a greater degree in an economic downturn. Properties securing our loans in these types of neighborhoods may be more susceptible to fluctuations in value than properties in more established areas.

Political issues, including armed conflicts and acts of terrorism, may have an adverse impact on economic conditions of the country as a whole and may be more pronounced in specific geographic regions, which could negatively affect the market value of the mortgaged properties underlying our loans as well as the levels of rent and occupancy of income-producing properties. Since a large number of properties underlying our loans are located in New York City, we may be more vulnerable to the adverse impact of such occurrences than other institutions, which could have a significant negative impact on us. Florida is especially susceptible to hurricanes and tropical storms and related flooding and wind damage, as well as other disasters such as the recent BP oil spill in the Gulf of Mexico. Such weather and environmental events can disrupt business, result in damage to properties and negatively affect the local economy, all of which may adversely affect the cash flows, values and marketability of properties in Florida that secure our loans. Furthermore, hurricane and other storm damage in Florida have increased the cost of property and casualty insurance premiums. We cannot predict whether or to what extent damage may be caused by the occurrence of such events. Such events could affect the ability of our borrowers to repay their loans, could impair the value of the collateral securing our loans, and could cause significant property damage, thus increasing our expenses and/or reducing our revenues. All of the above factors could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in loan delinquencies, foreclosures or loan and real estate losses, all of which could negatively impact our operating results and financial condition.

Due to our concentration in commercial and multifamily real estate loans, the OCC’s policies and INB’s Formal Agreement with the OCC require us to strengthen our management and monitoring systems, which has increased our expenses and raised the amount of capital we must maintain.

The OCC and other bank regulators require banks with concentrations of assets to have management, policies, procedures and systems appropriate to manage these risks, especially where the real estate loans are concentrated geographically or in particular lines of business. Commercial real estate (inclusive of multifamily properties and vacant land) comprised 99.8% of our total loan portfolio and 59% of our total assets, and represented 590% of our total stockholders’ equity at December 31, 2011. As discussed in the section “Supervision and Regulation” in this report, we are required to strengthen our management and monitoring systems and hold higher levels of capital as a result of the perceived risks of our concentration in commercial and multifamily real estate loans. We have and will continue to require increased management time and costs to monitor these assets in response to the OCC’s requirements, including additional personnel and costs of consultants and other third parties, all of which could negatively impact our operating results.

Our loans are relatively short-term and we face the risk of borrowers being unable to refinance or pay their loans at maturity which could adversely affect our earnings, credit quality and liquidity.

We have historically originated short-term real estate mortgage loans with balloon payments at maturity and with terms of no more than 10 years. Our borrowers are expected to have to refinance their loans at maturity or payoff the loans at maturity from other sources of cash or from sales of the underlying collateral property. We are therefore subject to the risks that our borrowers will not be able to repay us or refinance their loans due to adverse conditions in their businesses, unavailability of alternative financing, or an inability to timely sell the property securing our loan. These conditions also reduce the rate of payoffs on our loans, which may negatively impact our liquidity. In addition, any disruptions in the credit markets or other lenders’ diversification away from commercial real estate or multifamily lending as well as declines in real estate values may increase our delinquent and nonperforming loans, foreclosures and the potential for future losses. Problem assets also increase our expenses and take additional time and effort to manage.

We may not be able to fully realize our deferred tax asset, which could adversely affect our operating results and financial condition.

At December 31, 2011, we had a deferred tax asset of $39 million, which includes unused gross net operating loss carryforwards (NOLs). We perform quarterly reviews of the realizability of our deferred tax asset and have determined that a valuation allowance was not required at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized.

Our ability to fully realize our deferred tax asset could be reduced in the future if our estimates of future taxable income from our operations and or tax planning strategies do not support the realization of our deferred tax asset.

In addition, the amount of NOLs and certain other tax attributes realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our common stock. See the section “Critical Accounting Policies” for a further discussion of our deferred tax asset.

We may be required to recognize additional impairment charges on our investment in trust preferred securities, which would adversely affect our operating results and financial condition.

INB owns trust preferred security investments with a net carrying value of $4.4 million at December 31, 2011 that are classified as held to maturity as discussed in note 2 to the consolidated financial statements in this report. The estimated fair values of these securities are depressed due to the weakened economy and financial condition of a large number of the issuing banks as well as from restrictions that have been or can be placed on the payment of interest by regulatory agencies, which have severely reduced the demand for these securities and rendered their trading market inactive. From 2009 to 2011, we recorded other than temporary impairment (“OTTI”) charges totaling $3.7 million on these securities, based on an increase in the aggregate amount of deferred and defaulted interest payments on the underlying collateral by the issuing banks such that it is no longer probable that INB will recover its full investment in the applicable security. There can be no assurance that there will not be further impairment charges in the future on these investments, which could adversely affect our operating results and financial condition.

The recent Standard & Poor’s (“S&P”) downgrade in the U.S. government sovereign credit rating and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to us and general economic conditions that we are not able to predict.

In August 2011, S&P downgraded the U.S. long-term debt rating from AAA to AA+ and also similarly downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Such instruments are key assets on the balance sheets of many financial institutions, including our balance sheet which has $696 million. These downgrades or future downgrades, and their impact on the perceived creditworthiness of U.S. government agencies, could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes or future changes to the credit ratings will affect economic conditions. These or future ratings downgrades could have a material adverse effect on our business, financial condition and operating results, and could exacerbate the other risks described herein to which we are subject.

Our business strategy may not be successful and we depend on a small number of executive officers and other key employees to implement our business strategy and our business may suffer if we lose their services.

Our business strategy is to attract deposits and originate commercial and multi-family real estate loans on a profitable basis. Our ability to execute this strategy depends on factors outside of our control, including the state of economic conditions generally and in our market areas in particular, as well as interest rate trends, the state of credit markets, loan demand, competition, government regulations, regulatory restrictions, capital needs and other factors. We can provide no assurance that we will be successful in maintaining or increasing the level of our loans and deposits at an acceptable risk or on profitable terms, while also managing the costs of resolving our nonperforming assets. There can be no assurance that there will be future growth in our business or that it will be profitable. While we seek continued organic growth when conditions are favorable, as our earnings and capital position improve, we may consider with regulatory approval the acquisition of other businesses or expansion into new product lines. We cannot assure you that we will be able to identify such opportunities, nor adequately or profitably manage them.

Our success is dependent on the business expertise of a small number of executive officers and other key employees. Mr. Lowell Dansker, age 61, our Chairman, and Mr. Keith Olsen, age 58, President of INB, have historically made all of the underwriting and lending decisions for us. In 2010 we hired a new chief credit officer and a new asset/liability manager to enhance the management team’s breadth and depth.

If Mr. Dansker or Mr. Olsen or any of our other executive officers or key employees were to become unavailable for any reason, our business may be adversely affected because of their skills and knowledge of the markets in which we operate, their years of real estate lending experience and the difficulty of promptly finding qualified replacement personnel. To attract and retain qualified personnel to support our business, we offer various employee benefits, including an executive employment agreement for Mr. Dansker. We have a written management succession plan that identifies internal officers to perform executive officer functions in case of temporary disruptions due to such things as illnesses or leaves of absence. It contains procedures regarding the selection of permanent replacements, if any, for key officers. There can be no assurance that this plan would be effective or that we would be able to attract and retain qualified personnel. Competition for qualified personnel may increase our hiring and retention costs.

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

Our access to adequate amounts of funding sources on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets, adverse changes in the financial condition of our correspondent banks that supply us with federal funds, or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the credit markets. There can be no assurance that our current level of liquidity sources will be adequate or will not be adversely affected in the future and reduce the availability of funds to us.

Volatility in the capital and credit markets may negatively impact our business.

Volatility in the capital and credit markets can produce downward pressure on stock prices and reduced credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance, which could cause adverse effects on our ability to access capital or credit and on our business, financial condition and operating results.

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

We expect lower rates of return from our investment securities, especially our government securities and overnight investments, than from our loans. Regulatory requirements for greater liquidity may also adversely affect our profitability. Both the pricing and mix of our interest-earning assets and our interest-bearing liabilities are impacted by such external factors as our local economies, competition for loans and deposits, the state of the credit markets, government monetary policy and market interest rates. Additionally, since early 2007, as a result of competitive market conditions and lower pricing in originating loans, we have placed greater reliance on fixed-rate loan originations with somewhat longer maturities. To illustrate, fixed-rate loans constituted approximately 78% of our loan portfolio at December 31, 2011, compared to approximately 40% at December 31, 2006.

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

Our borrowed funds (exclusive of deposits) and related interest payable was approximately $79 million at December 31, 2011. This level of indebtedness could make it difficult for us to satisfy all of our obligations to the holders of our debt and could limit our ability to obtain additional debt financing to fund our working capital requirements. The inability to incur additional indebtedness could adversely affect our business and financial condition by, among other things, limiting our flexibility in planning for, or reacting to, changes in our industry; and placing us at a competitive disadvantage with respect to our competitors who may operate on a less leveraged basis. As a result, this may make us more vulnerable to changes in economic conditions and require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, which would reduce the funds available for other purposes. In February 2010, consistent with FRB requirements, we deferred our interest payments on our $56.7 million of outstanding trust preferred securities and suspended dividend payments on our $25 million of outstanding cumulative preferred stock held by the U.S. Treasury as part of the TARP program. Furthermore, the FRB has prohibited us from incurring any new indebtedness or paying dividends without their approval. All of the above could negatively impact our ability to raise new capital or new debt.

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

Adverse developments or perceptions regarding the business practices or financial condition of our competitors, or our industry as a whole, may also indirectly adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. All of the above factors may result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer and may also increase our litigation risk. If these risks were to materialize they could negatively impact our business, financial condition and operating results.

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

Our current operations and activities are subject to heightened regulatory oversight which may negatively impact our business and operating results.

As discussed in greater detail in the section “Supervision and Regulation” in this report IBC and INB are operating under formal written agreements with their respective primary regulator. As a result of these agreements, our operations, lending activities and capital levels are subject to heightened regulatory oversight, over and above the extensive regulation which normally applies to us under existing regulations, which already has and may continue to increase our expenses and negatively impact our business. In addition, failure to comply with these heightened requirements could lead to additional regulatory actions, expenses and other restrictions, including the possible sale, merger, liquidation or receivership of INB or IBC.

IBC relies on cash dividends from INB to meet its obligations.

IBC is a separate and distinct legal entity from INB. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, IBC’s right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary is subject to the prior claims of the subsidiary’s creditors. Prior to January 2010, INB made cash dividend payments to IBC to fund the interest payments on IBC’s outstanding debt and the cash dividend requirements on IBC’s outstanding preferred stock held by the U.S. Treasury. In January 2010, INB’s primary regulator, the OCC, prohibited INB from paying any cash dividends to IBC. INB accordingly suspended its cash dividend payments. Under its Formal Agreement with the OCC, INB may only make payments of dividends or capital distributions to IBC if: (a) INB is in compliance with its approved capital plan before and after the payment of any dividend; (b) INB is in compliance with 12 U.S.C. §§ 56 and 60; and (c) prior written determination of no supervisory objection by the OCC is received. IBC’s inability to receive dividends from INB materially and adversely affects IBC’s liquidity and its ability to service its debt, pay its other obligations, or pay cash dividends on its common or preferred stock, all of which could have a material adverse effect on our business.

IBC is not paying dividends on its preferred stock or common stock and is deferring distributions on its trust preferred securities.

In January 2010, IBC suspended dividend payments on its outstanding preferred and common stock and distributions on its trust preferred capital securities pursuant to the written request of its primary regulator. There can be no assurance that the payment of any such dividends or interest will resume in the future. The payment of dividends is generally limited to amounts available from current earnings. Furthermore, payments of cash dividends on our common stock, if any, will also be subject to the prior payment of all accrued and unpaid dividends and deferred distributions on our Series A Preferred Stock and trust preferred securities.

Additionally, current and proposed regulatory requirements for increased capital and liquidity will limit our ability to pay dividends on our preferred and common stock and make distributions on our outstanding trust preferred securities. At December 31, 2011, we had $2.8 million of unpaid dividends owing on our preferred stock and $4.4 million of deferred distributions owing on our trust preferred securities. The failure to resume paying these obligations may adversely affect our business, including access to credit and capital markets.

FDIC deposit insurance premiums have increased substantially and may increase further, which will adversely affect our operating results.

Our operating results have been negatively impacted by a substantial increase since 2007 in FDIC premiums for all FDIC insured banks. We also expect deposit insurance premiums will continue to remain at a high level despite a recent decrease in 2011 from a change in the FDIC’s assessment process and may increase further for all banks, including the possibility of additional special assessments due to recent bank failures and likelihood of many more banks likely to fail over the next few years. Our current level of FDIC insurance expense as well as any further increases thereto will adversely affect our operating results.

We are subject to restrictions as a result of our participation in the U.S Treasury’s Capital Purchase Program.

In December 2008, we voluntarily applied for and were selected to participate in the U.S Treasury’s TARP Capital Purchase Program and we are now subject to various restrictions many of which were imposed subsequent to participation as defined in the Program, including standards for executive compensation and corporate governance for as long as the Treasury holds our Series A Preferred Stock, or any common stock that may be issued to them pursuant to the warrant they hold. These standards generally apply to our CEO, CFO and the three next most highly compensated senior executive officers and include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) require clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. This deductibility limit on executive compensation, which currently only affects our Chairman’s compensation, increases the overall after-tax cost of our compensation programs. Pursuant to the American Recovery and Reinvestment Act of 2009, further compensation restrictions, including significant limitations on incentive compensation and “golden parachute” payments, have been imposed on our most highly compensated employees, which may make it more difficult for us to retain and recruit qualified personnel, which could negatively impact our business, financial condition and operating results.

Accounting, Systems and Internal Control Risks

Changes in accounting standards may affect our performance.

Our accounting policies and procedures are fundamental to how we record and report our financial condition and operating results. Almost annually, there are changes in the financial accounting and reporting standards that govern the preparation of financial statements in accordance with GAAP. These changes can be difficult to predict and can materially impact how we and the rest of the industry record and report its financial condition and operating results. The Financial Accounting Standards Board has and continues to issue a large number of accounting standards that necessarily require all companies to exercise significant judgment and interpretation in the application of those standards. For example, banks now need to use “significant” judgment when assessing the estimated fair value of the assets and liabilities sitting on their balance sheets even though market values can change rapidly and may not be representative due to the inactivity of certain markets. Furthermore, these judgments and estimates could lead to inaccuracy and/or incomparability of financial statements due to differing conclusions on the same facts and circumstances. Future changes in financial accounting and reporting standards, including marking all our assets and liabilities to market values, could have a negative effect on our operating results and financial condition and even require us to restate prior period financial statements.

The accuracy of our judgments and estimates about financial and accounting matters will impact our operating results and financial condition.

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

We regularly review and update our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. We maintain controls and procedures to mitigate against risks such as processing system failures and errors, and customer or employee fraud. We maintain insurance coverage for certain of these risks. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the objectives of the system are met. Events could occur which are not prevented or detected by our internal controls or are not insured against or are in excess of our insurance limits. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, operating results and financial condition.

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

INB’s principal office in Florida is located at 625 Court Street, Clearwater, Florida, 33756. INB also operates five other branch offices in Florida; three of which are in Clearwater, Florida, at 1875 Belcher Road North, 2175 Nursery Road and 2575 Ulmerton Road, one is at 6750 Gulfport Blvd, South Pasadena, Florida, and one is at 483 Mandalay Avenue, Clearwater Beach, Florida. With the exception of the Belcher and Mandalay offices, which are leased through June 2012 and January 2016, respectively, INB owns all the properties in which its offices are located in Florida. Additionally, INB has options to extend the terms of the Belcher lease (for an additional five years) and the Mandalay lease (for an additional five years). All the above leases contain operating escalation clauses related to real estate taxes and operating costs based upon various criteria and are accounted for as operating leases.

INB’s office at 625 Court Street consists of a two-story building containing approximately 22,000 sq. ft. INB occupies the ground floor (approximately 8,500 sq. ft.) and leases the 2nd floor to a single commercial tenant. The branch office at 1875 Belcher Road is a two-story building in which INB leases approximately 5,100 sq. ft. on the ground floor. The branch office at 2175 Nursery Road is a one-story building containing approximately 2,700 sq. ft., which is entirely occupied by INB. The branch office at 2575 Ulmerton Road is a three-story building containing approximately 17,000 sq. ft. INB occupies the ground floor (approximately 2,500 sq. ft.) and leases the upper floors to various commercial tenants. The branch office at 6750 Gulfport Blvd. is a one-story building containing approximately 2,800 sq. ft., which is entirely occupied by INB. The branch office at 483 Mandalay Avenue is located in a shopping center known as Pelican Walk Plaza in which INB leases approximately 2,100 sq. ft. In addition, each of INB’s Florida offices include drive-through teller facilities (except for Mandalay) and Automated Teller Machines (ATMs). INB also owns a two-story building located on property contiguous to its Court Street office in Florida, which contains approximately 12,000 sq. ft. and is leased to commercial tenants. We believe our current facilities are adequate to meet our present and currently foreseeable needs.

Item 3. Legal Proceedings

We are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Based on review and consultation with legal counsel, we do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, operating results, financial position or liquidity.

Item 4. Mine Safety Disclosures

Not Applicable

Executive Officers and Other Significant Employees

John J. Arvonio, age 49, has served as Chief Financial Officer and Chief Accounting Officer of Intervest Bancshares Corporation since August 2006 and December 2005, respectively, and as Senior Vice President, Chief Financial and Accounting Officer and Secretary of Intervest National Bank since September 2000. Prior to that, Mr. Arvonio served as Vice President, Controller and Secretary of Intervest National Bank since April 1998. Mr. Arvonio also serves as an Administrator of Intervest Statutory Trust V. Mr. Arvonio received a Bachelors degree in Accounting from Iona College and is a certified public accountant. Mr. Arvonio has more than 22 years of banking experience, including serving as Vice President, Accounting Policy and Technical Advisor for The Greater New York Savings Bank from 1992 to 1997, Manager of Financial Reporting for the Leasing and Investment Banking Divisions of Citibank from 1989 to 1992 and as a Senior Auditor for Ernst & Young from 1985 to 1989.

Gail Balmaceda, age 40, has served as Vice President and Operations Manager of the New York Division of Intervest National Bank since 2007. Prior to that, Ms. Balmaceda has served Intervest National Bank in various capacities since 1999, including as an Assistant Vice President in 2006 and as Operations Supervisor from 2003 to 2005.

Lowell S. Dansker, age 61, has served as Chairman of the Board of Directors, Chief Executive Officer and Chairman of the Executive Committee of Intervest Bancshares Corporation since August 2006. He previously served Intervest Bancshares Corporation as President, Treasurer and member of the Executive Committee since incorporation in 1993, and as Vice Chairman of the Board of Directors from October 2003 to August 2006. Mr. Dansker also serves as the Chairman, Chief Executive Officer and Chairman of the Executive and Loan Committees of Intervest National Bank and as an Administrator of Intervest Statutory Trust II through V. Mr. Dansker received a Bachelor of Science in Business Administration degree from Babson College and a Law degree from the University of Akron School of Law and has been admitted to practice in New York, Ohio, Florida and the District of Columbia.

Matthew E. Englert, age 32, has served as Vice President and ALCO Officer of Intervest National Bank, since August 2010. Prior to joining Intervest National Bank, Mr. Englert worked for Sovereign Bank, a subsidiary of Banco Santander, as an Interest Rate Risk Analyst and Treasury Analyst. Mr. Englert earned a Bachelors degree in Finance from Kutztown University and a Bachelors degree in Political Science from York College of Pennsylvania.

Stephen A. Helman, age 72, has served as a Director, and as Vice President and Secretary of Intervest Bancshares Corporation since December 2003 and February 2006, respectively. Mr. Helman is also a Vice President and Director of Intervest National Bank. Mr. Helman also is a member of the Executive Committee of Intervest Bancshares Corporation and an Administrator of Intervest Statutory Trust V. Mr. Helman received a Bachelor of Arts degree from the University of Rochester and a law degree from Columbia University. Mr. Helman has been a practicing attorney for more than 25 years.

John H. Hoffmann, age 60, has served as Vice President of Intervest National Bank since January 1, 2009. Prior to that, he served as Chief Financial Officer of Intervest Mortgage Corporation since August 2006 and as Vice President and Controller from 2002 to August 2006. Mr. Hoffmann received a Bachelor of Business Administration degree from Susquehanna University and is a certified public accountant. Mr. Hoffmann has more than 25 years of banking experience. Mr. Hoffmann was an Accounting Manager for Smart World Technologies, an Internet service provider, from 1998 to 2000 and a Vice President of Mortgage Accounting for The Greater New York Savings Bank from 1987 to 1997.

Erik E. Larson, age 39, has served as Vice President, Loan Operations Officer in the Florida Division of Intervest National Bank since October 2005. Prior to that, Mr. Larson was an Assistant Vice President with Intervest National Bank both in Loan Operations and Branch Management capacities. Mr. Larson joined Intervest National Bank in 1998. Prior to that, Mr. Larson served in a supervisory position with Barnett Bank. Mr. Larson received a Bachelors degree in Mathematics from Stockton State College, Pomona, New Jersey.

John W. Loock, age 61, has served as Vice President and Controller of Intervest National Bank since September 2007. He previously served as Assistant Vice President and Assistant Controller of Intervest National Bank from 1999 to August 2007. Mr. Loock received a Bachelor of Mathematics and Master of Business Administration degrees from Iona College. Mr. Loock has more than 30 years of banking experience encompassing various positions with small to large banking institutions.

Elizabeth Macias, age 56, has served as Vice President of Information Technology, Systems and Security for Intervest National Bank since October 2005. Ms. Macias has worked in the area of Bank Management Information Systems and Technology for over 25 years and Banking in general for over 30 years. Ms. Macias received a Bachelors of Science in Business from Manhattan College and an AAS, in Computer Digital Systems from PSI Institute in New York. Prior to joining Intervest National Bank, Ms. Macias served as Vice President and Director of Management Information Systems at First Central Savings Bank from April 2004 to September 2005. Prior to that, Ms. Macias served as Vice President-Director of Management Information Systems and Product Development for New York National Bank from 1983 to 2004.

Keith A. Olsen, age 58, has served as a Director and as President of Intervest National Bank since July 2001 and February 2008, respectively. Mr. Olsen served as President of the Florida Division of Intervest National Bank from July 2001 to February 2008. Prior to that, Mr. Olsen was the President of Intervest Bank from 1994 until it merged into Intervest National Bank in July 2001. Mr. Olsen also served as Senior Vice President of Intervest Bank from 1991 to 1994. Mr. Olsen received an Associates degree from St. Petersburg Junior College and a Bachelors degree in Business Administration and Finance from the University of Florida, Gainesville. He is also a graduate of the Florida School of Banking of the University of Florida, Gainesville, the National School of Real Estate Finance of Ohio State University and the Graduate School of Banking of the South of Louisiana State University. Mr. Olsen has been in banking for more than 30 years.

Michael Primiani, age 51, has served as Vice President, Compliance/BSA Officer and New York Office Security Officer for Intervest National Bank since December 2005. Mr. Primiani received an Associate Degree in Business Management from Queensborough Community College. Mr. Primiani has more that 26 years of banking experience. Prior to joining Intervest National Bank, Mr. Primiani served as Vice President, BSA Officer and Branch Administrator for First Central Savings Bank from March 2001 to December 2005. Prior to that, Mr. Primiani served as Assistant Vice President and Branch Manager for Astoria Federal Savings from May 1987 to February 2001, and in various supervisory positions at Astoria Federal Savings from 1979 to 1987.

Diane S. Rathburn, age 49, has served as Vice President, Operations/Human Resource Manager of the Florida Division of Intervest National Bank since January 2003. Prior to that, Mrs. Rathburn was an Assistant Vice President, Branch Coordinator and Assistant Vice President, Branch Administrator since August 1999. Mrs. Rathburn joined Intervest National Bank in July 1991. Prior to that, Mrs. Rathburn served in a supervisory position of the Bookkeeping Department of Southeast Bank.

David B. Stroyan, age 65, has served as Vice President of the Florida Division of Intervest National Bank since November 2008. Prior to that, Mr. Stroyan was Executive Vice President and Senior Loan Officer of Bank of Central Florida and prior to that was Senior Vice President of Mercantile Bank. Mr. Stroyan received a Bachelors degree from the Georgia Institute of Technology. He is also a graduate of The School of Banking of the South at Louisiana State University. Mr. Stroyan has over 25 years of banking experience.

Robert W. Tonne, age 57, has served as Vice President and Chief Credit Officer for Intervest National Bank since February 2010. Mr. Tonne has over 30 years experience in various credit and lending functions. Mr. Tonne began his banking career with The Bank of New York in 1976. Mr. Tonne received a Masters of Business Administration from Adelphi University in 1979 and a Bachelor of Business Administration from Hofstra University in 1976. Prior to joining Intervest National Bank, Mr. Tonne served as a Senior Vice President with Sovereign Bank/Independence Community Bank since 2000. While at Sovereign/Independence, Mr. Tonne held various positions including Team Leader/Portfolio Monitoring Department and Credit Deputy for the New York Lending Team. Prior to 2000, Mr. Tonne served at Allied Irish Bank, Fleet Bank, and The Bank of New York in various credit and lending functions.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Securities

IBC’s Class A common stock is listed for trading on the Nasdaq Global Select Market under the symbol “IBCA”. At January 31, 2012, there were 21,590,689 shares of Class A common stock outstanding. At December 31, 2011, there were approximately 80 holders of record of the Class A common stock and approximately 1,600 beneficial owners of the Class A common stock, which includes persons or entities that hold their stock in nominee form or in street name through various brokerage firms. The market price of the Class A common stock on the close of business on December 31, 2011 and January 31, 2012 was $2.65 and $2.90 per share, respectively.

The following table shows the high and low sales prices per share for the Class A common stock by calendar quarter for the periods indicated.

	2011		2010
	High	Low	High	Low
First quarter	$3.15	$2.44	$4.79	$3.29
Second quarter	$3.70	$2.42	$7.00	$3.86
Third quarter	$3.75	$2.57	$5.40	$1.93
Fourth quarter	$2.96	$2.33	$2.98	$1.91

Common Dividends

IBC’s common stockholders are entitled to receive cash dividends when and if declared by IBC’s Board of Directors out of funds legally available for such purposes. No common dividends have been declared or paid since June 2008, when a cash dividend of $0.25 per share was paid on IBC’s common stock. We are currently prohibited (as discussed below) from paying cash dividends on IBC’s common and preferred stock.

Preferred Dividends

In December 2008, IBC sold 25,000 shares of its Series A Preferred Stock to the U.S. Treasury under the TARP program. The Treasury or any future holder of those shares is entitled to receive cumulative cash dividends when and if declared by IBC’s Board of Directors at the current annual rate of 5%, payable quarterly, including the amount of any accrued and unpaid dividends for any prior period.

In February 2010, IBC suspended the declaration and payment of cash dividends on the Series A Preferred Stock pursuant to a request from the FRB. As a result, IBC has missed nine preferred quarterly dividend payments as of the date of filing of this report, and as of December 31, 2011, IBC had unpaid preferred stock dividends in arrears of $2.8 million. Since IBC has missed at least six quarterly dividend payments, the U.S. Treasury has the right to appoint two directors to IBC’s Board of Directors until all accrued but unpaid dividends have been paid. In April 2011, IBC agreed with the Treasury to have one or more of the Treasury’s representatives attend and observe IBC’s and INB’s full Board of Director meetings as well as certain meetings of committees of each Board, as appropriate. The observers participate primarily by listening to discussions and presentations in such meetings, limiting their participation to clarifying questions on materials distributed, presentations made or actions proposed or taken at such meetings. In December 2011, Treasury indicated that it intends to exercise its right to appoint two directors at such time as they have identified appropriate candidates.

Restrictions on Payment of Dividends

IBC’s ability to pay cash dividends is first limited to an amount equal to its surplus, which represents the excess of its net assets over paid-in-capital or, if there is no surplus, its net earnings for the current and/or immediately preceding fiscal year. The primary source of funds for any cash dividends payable to IBC’s stockholders would be the dividends received from IBC’s subsidiary INB. The payment of cash dividends by a subsidiary is determined by that subsidiary’s board of directors and is dependent upon a number of factors, including the subsidiary’s capital requirements, applicable regulatory limitations, results of operations and financial condition.

IBC’s ability to pay cash dividends is further limited by the funding requirements of its outstanding trust preferred securities. These securities were issued to raise additional Tier 1 capital for INB. In addition, for so long as the Series A Preferred Stock is outstanding, IBC may not declare or pay dividends on its common stock, or repurchase shares of its common stock, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Stock have been paid in full. Furthermore, until the earlier of December 23, 2012, or when all of the Series A Preferred Stock is no longer owned by the U.S. Treasury, subject to limited exceptions, IBC may not pay common dividends in excess of the $0.25 per share paid in 2008 without the prior consent of the U.S. Treasury.

INB has historically paid cash dividends to IBC in order to provide funds for the debt service on IBC’s outstanding trust preferred securities and for the cash dividend requirements of the Series A Preferred Stock. Total dividends paid by INB in 2009 and 2008 were $3.9 million and $3.5 million, respectively. In January 2010, INB was also required by its primary regulator, the OCC, to suspend the declaration and payments of dividends to IBC. As noted earlier, in February 2010, the FRB also informed IBC that it may not, without the prior approval of the Federal Reserve Bank of New York, pay dividends on its capital stock or redeem shares of its capital stock, pay interest on or redeem IBC’s trust preferred securities or incur new debt. Accordingly, IBC suspended such activities.

See the section “Supervision and Regulation” in this report for further discussion of the above restrictions.

Share Repurchases

There were no shares of common stock repurchased in 2011 or 2010.

Stock Performance Graph

The following graph compares the cumulative total shareholder return of IBC’s Class A common stock against the cumulative total return of the Nasdaq Stock Market (U.S. companies) Composite Index, an index for banks with total assets of $1 billion to $5 billion, and the Nasdaq Bank index. The graph was prepared by SNL Financial L.C. and assumes that $100 was invested on December 31, 2006 and that all applicable dividends were reinvested. The points marked on the horizontal axis correspond to December 31 of each year. Each of the referenced indices is calculated in the same manner. The graph depicts past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Intervest Bancshares Corporation	$100.00	$50.55	$12.04	$9.90	$8.84	$8.00
NASDAQ Composite	$100.00	$110.66	$66.42	$96.54	$114.06	$113.16
SNL Bank $1B-$5B	$100.00	$72.84	$60.42	$43.31	$49.09	$44.77
SNL Bank NASDAQ	$100.00	$78.51	$57.02	$46.25	$54.57	$48.42

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

	At or For The Year Ended December 31,
($ in thousands, except per share data)	2011	2010	2009	2008	2007
Financial Condition Data:
Total assets	$1,969,540	$2,070,868	$2,401,204	$2,271,833	$2,021,392
Cash and cash equivalents	29,863	23,911	7,977	54,903	33,086
Securities held to maturity, net	700,444	614,335	634,856	475,581	344,105
Loans receivable, net of deferred fees	1,163,790	1,337,326	1,686,164	1,705,711	1,614,032
Allowance for loan losses	30,415	34,840	32,640	28,524	21,593
Checking and savings deposits	24,122	24,398	24,228	16,049	18,370
Money market deposits	438,731	436,740	496,065	328,660	235,804
Certificates of deposits	1,071,352	1,145,796	1,339,574	1,346,414	1,239,135
Brokered certificates of deposits	127,819	159,149	170,117	173,012	165,865
Total deposits	1,662,024	1,766,083	2,029,984	1,864,135	1,659,174
Borrowed funds and related accrued interest payable	78,606	84,676	118,552	149,566	136,434
Available lines of credit	761,000	688,000	581,000	457,000	353,000
Preferred equity	24,238	23,852	23,466	23,080	—
Common equity	173,293	162,108	190,588	188,894	179,561
Asset Quality Data:
Nonaccrual loans	$57,240	$52,923	$123,877	$108,610	$90,756
Foreclosed real estate, net of valuation allowance	28,278	27,064	31,866	9,081	—
Investment securities on a cash basis	4,378	2,318	1,385	—	—
Accruing troubled debt restructured loans	9,030	3,632	97,311	—	—
Loans 90 days past due and still accruing	1,925	7,481	6,800	1,964	11,853
Loan chargeoffs	9,598	100,146	8,103	4,227	—
Loan recoveries	155	883	1,354	—	—
Real estate chargeoffs	—	15,614	—	—	—
Impairment writedowns on security investments	201	1,192	2,258	—	—
Operations Data:
Interest and dividend income	$92,837	$107,072	$123,598	$128,497	$131,916
Interest expense	50,540	62,692	81,000	90,335	89,653

Net interest and dividend income	42,297	44,380	42,598	38,162	42,263
Provision for loan losses	5,018	101,463	10,865	11,158	3,760

Net interest and dividend income (expense) after loan loss provision	37,279	(57,083)	31,733	27,004	38,503
Noninterest income	4,308	2,110	297	5,026	8,825
Noninterest expenses:
Provision for real estate losses	3,349	15,509	2,275	518	—
Real estate expenses (1)	1,619	4,105	4,945	4,281	489
All other noninterest expenses	15,861	19,069	19,864	14,074	12,387

Earnings (loss) before income taxes	20,758	(93,656)	4,946	13,157	34,452
Provision (benefit) for income taxes	9,512	(40,348)	1,816	5,891	15,012

Net earnings (loss) before preferred dividend requirements	11,246	(53,308)	3,130	7,266	19,440
Preferred dividend requirements (2)	1,730	1,667	1,632	41	—

Net earnings (loss) available to common stockholders	$9,516	$(54,975)	$1,498	$7,225	$19,440

Per Common Share Data:
Basic earnings (loss) per share	$0.45	$(4.95)	$0.18	$0.87	$2.35
Diluted earnings (loss) per share	$0.45	(4.95)	0.18	0.87	2.31
Cash dividends per share	—	—	—	0.25	0.25
Book value per share (3)	8.07	7.61	23.04	22.84	22.23
Market price per share	2.65	2.93	3.28	3.99	17.22

(1)

Real estate expenses are comprised of expenditures consisting of real estate taxes, insurance, utilities and other charges required to protect our interest in real estate acquired through foreclosure and properties collateralizing our nonaccrual loans.

(2)	Represents dividend requirements on preferred stock held by the U.S. Treasury and amortization of related preferred stock discount.
(3)	Represents common stockholders’ equity less preferred dividends in arrears ($2.8 million at December 31, 2011 and $1.4 million at December 31, 2010) divided by common shares outstanding.

Item 6.	Selected Financial Data, Continued

	At or For The Year Ended December 31,
($ in thousands)	2011	2010	2009	2008	2007
Other Data and Ratios:
Common shares outstanding	21,125,289	21,126,489	8,270,812	8,270,812	8,075,812
Common stock warrants and options outstanding	1,085,622	1,045,422	1,019,722	959,512	332,640
Average common shares outstanding used to calculate:
Basic earnings (loss) per common share	21,126,187	11,101,196	8,270,812	8,259,091	8,275,539
Diluted earnings (loss) per common share	21,126,187	11,101,196	8,270,812	8,267,781	8,422,017
Adjusted net earnings (loss) used for diluted earnings (loss) per common share	$9,516	$(54,975)	$1,498	$7,225	$19,484
Net interest margin	2.18%	2.11%	1.83%	1.79%	2.11%
Return on average assets	0.56%	-2.42%	0.13%	0.34%	0.96%
Return on average common equity	6.74%	-32.20%	1.65%	3.94%	11.05%
Noninterest income to average assets	0.21%	0.10%	0.01%	0.23%	0.44%
Noninterest expenses to average assets (4)	0.78%	0.87%	0.84%	0.65%	0.61%
Nonperforming assets to total assets	4.56%	3.97%	6.54%	5.18%	4.49%
Nonaccrual loans to total gross loans	4.90%	3.94%	7.31%	6.33%	5.59%
Loans, net of unearned income to deposits	70%	76%	83%	92%	97%
Loans, net of unearned income to deposits (bank only)	67%	72%	79%	85%	88%
Allowance for loan losses to total net loans	2.61%	2.61%	1.94%	1.67%	1.34%
Allowance for loan losses to nonaccrual loans	53%	66%	26%	26%	24%
Efficiency ratio (5)	34%	41%	46%	33%	24%
Average stockholders’ equity to average total assets	9.43%	8.60%	9.03%	8.55%	8.69%
Stockholders’ equity to total assets	10.03%	8.98%	8.91%	9.33%	8.88%
Tier 1 capital to average assets	11.56%	10.06%	11.17%	12.21%	11.59%
Tier 1 capital to risk-weighted assets	16.58%	13.56%	14.18%	14.27%	13.53%
Total capital to risk-weighted assets	17.84%	14.83%	15.44%	15.52%	14.78%

(4)	For purposes of this calculation, noninterest expenses excludes real estate expenses and provisions for real estate losses.
(5)	Defined as noninterest expenses (excluding provisions for real estate losses and real estate expenses) as a percentage of net interest and dividend income plus noninterest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This section presents discussion and analysis of our financial condition at December 31, 2011 and 2010, and our results of operations for each of the three years in the period ended December 31, 2011. This section should be read in conjunction with our accompanying consolidated financial statements and related footnotes in this report. For a detailed discussion of our business, see Item 1 “Business” in this report.

Critical Accounting Policies

General. The preparation of our consolidated financial statements and the information included in management’s discussion and analysis is governed by policies that are based on accounting principles generally accepted in the United States (“GAAP”) and general practices within the banking industry. The financial information contained in our financial statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method.

An accounting policy is deemed to be “critical” if it is important to a company’s results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements and related disclosures. Actual results could differ from these estimates and assumptions. We believe that the estimates and assumptions used in connection with the amounts reported in our consolidated financial statements and related disclosures contained herein are reasonable and made in good faith.

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

We evaluate the adequacy of our allowance for loan losses at least quarterly or more frequently when necessary. This evaluation is inherently subjective as it requires us to make estimates that are susceptible to significant revision as more information becomes available. The allowance consists of specific and general components. For loans that are not impaired, the general component of the allowance is based on a number of factors that begin with our actual historical loss experience by major loan category expressed as a percentage of outstanding loans.

In determining our historical loss rate, our net charge-off history excludes those that arose from the May 2010 bulk sale, which comprised the sale of a large number of performing TDRs, nonaccrual loans, other performing loans and some ORE at sales prices substantially below the appraised values of these assets. The assets were sold substantially below their net carrying values as we were required to expedite the reduction of our problem assets during a time when the financial markets were volatile and real property values were depressed. We believe the result of the bulk sale was not indicative of the ultimate losses that may have occurred had the assets been resolved on an individual basis, over time and not on a steeply discounted immediate bulk sale basis. A transaction that is unusual and deemed not reflective of normal charge-off history can be excluded from an historical analysis. We have suffered all of our historical lending losses in the period from 2008 through 2011. The bulk of our loan originations from 2006 through 2010 continue to perform during what can be described as the most difficult economic time period since the Great Depression.

Because actual loss experience may not adequately predict the level of losses inherent in a portfolio, we then also review other qualitative factors to determine if our historical loss rate should be increased or decreased based upon a review of those factors. Our evaluation considers the following qualitative factors.

(i) Size of our loans. Our loan portfolio has many individual loans with large principal balances. At December 31, 2011, the average real estate loan was $2.2 million, with the largest loan being $16 million. In addition, loans of $5 million or more represented approximately 39% of the loan portfolio. These indicators have improved since the middle of 2009 as our new loan originations since then have been curtailed dramatically and those loans that were originated were smaller balance loans. The default of a larger size loan may have a greater negative impact on our lending losses.

(ii) Concentrations of our loans. Our loan portfolio is concentrated in loans secured by commercial and multifamily real estate, including some properties that are vacant or substantially vacant and vacant land, all of which are generally considered to have more credit risk than traditional 1-4 family residential lending because these loans tend to involve larger loan balances to single borrowers and their repayment is typically dependent upon the successful operation of the underlying real estate for income-producing properties. Additionally, loans on vacant properties and land typically do not have adequate or any income streams and depend upon other sources of cash flow from the borrower for repayment. The number of vacant land loans in the portfolio, while never a substantial amount relative to the entire portfolio, has decreased substantially over the last several years.

Commercial real estate loans totaled $876 million and comprised 75% of the total loan portfolio and 388% of Tier 1 regulatory capital at December 31, 2011. Such loans include vacant land loans, which currently represent less than 1% of the portfolio or $11 million and they are personally guaranteed. Multifamily real estate loans totaled $290 million and comprised 25% of the total loan portfolio and 128% of Tier 1 regulatory capital at December 31, 2011.

The properties that collateralize our loans are also concentrated in two states, New York (65%) and Florida (25%), and many are also located in geographical areas of those states that are being revitalized or redeveloped, which are negatively impacted to a greater degree in an economic downturn. Additionally, many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase some rents, which may in turn limit the borrower’s ability to repay those mortgage loans. Rent controls usually keep many rents below those which have no restriction and are free market rents. Outside of New York, nearly all of our loans on multifamily properties are garden style apartments, which refer to a large development of small apartment buildings. Each building is perhaps two to four stories tall, and there are no internal hallways, although adjacent apartments may share a wall. Access to apartments are from a common stairwell or patio, and the buildings are typically surrounded by outdoor landscaping or patios. Garden apartments have additional risks associated with maintenance costs due to multiple buildings, roofs, air conditioners, etc. All of the above factors increase the risk profile of our loan portfolio.

(iii) Changes in the quality of our review of specific problem loans, including loans on nonaccrual status, and estimates of fair value of the underlying properties. When a loan experiences payment problems, an internal review is initiated by our Chief Credit Officer to re-evaluate the internal credit rating that is assigned to the loan. We also engage an independent third party to perform quarterly reviews of the entire loan portfolio, which includes all problem loans. Nonaccrual and/or problem loans are normally downgraded or upgraded based on known facts and circumstances at the time of review, which includes the review of rent rolls, financial statements and strength of borrower’s repayment sources and a physical inspection and a determination of the estimated fair value of the collateral property. Management also takes into consideration the nature and extent of personal guarantees and global cash flow analysis in determining credit ratings.

Estimates of fair value are determined based on a variety of information, including available appraisals and the knowledge and experience of our two senior lending officers and chief credit officer related to values of properties in our lending market areas. Our policy is to obtain externally prepared appraisals or other indications of value for all new, restructured, or renewed loans; upon the classification or downgrade of a loan; and upon foreclosure and transfer of a loan to foreclosed real estate, and at least annually thereafter for all impaired loans and real estate owned. In addition to appraisals, consideration is also given to the type, location and occupancy of the property and current economic conditions in the area the property is located in assessing estimates of fair value. Additionally, since March 2011 we require that all third-party appraisals we receive be reviewed by a different external appraiser for reasonableness. We believe our process of reviewing loans and determining estimated fair values is effective.

(iv) Changes in the volume of our past due loans, nonaccrual loans and adversely classified assets. In May 2010, we sold a total of $192.6 million of certain non-performing and underperforming loans in a bulk sale in order to expedite the resolution of such assets. Due to the then market conditions, the assets were sold at a significant discount to their net carrying values. This transaction as well as other steps we have taken significantly decreased our nonaccrual and problem loans. In addition, our special mention and substandard rated loans decreased from approximately $59 million and $222 million, respectively, prior to the bulk sale to approximately $16 million and $80 million, respectively, at December 31, 2011.

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

In addition to the negative impact from the weak economy, high rates of unemployment, and increased office and retail vacancy rates, we believe that a large number of our loans that became nonaccrual over the last several years also had specific issues unique to each loan that resulted in the loan being classified as nonaccrual.

(vi) Changes in national, regional and local (New York and Florida) economic and business conditions and other developments that may affect the collectability of our loan portfolio, including impacts of political, regulatory, legal and competitive changes on the portfolio. We continually monitor real estate market and economic conditions, both locally in our lending areas and on a national level. The monitoring process is done through the review of various publications, discussions with brokers and existing customers and analysis of market rents. The economy and commercial and multifamily real estate markets both nationally and in our New York and Florida markets have shown improvement in 2011 but remain weak. Political and regulatory issues, including armed conflicts and acts of terrorism, or natural disasters such as hurricanes, may have an adverse impact on economic conditions as a whole and may be more pronounced on loans in specific geographic regions.

(vii) Changes to our lending policies and procedures, underwriting standards, risk selection (loan volumes and loan terms) and to our collection, loan chargeoff and recovery practices. We have not relaxed any of these policies, procedures and practices. Furthermore, we believe that we have become more risk averse over the last year by being more selective in originating new loans. The loan-to-value ratio (the ratio that the original principal amount of the loan bears to the lower of the purchase price or appraised value of the property securing the loan at the time of origination) on a new loan normally does not exceed 75%. The debt service coverage ratio (the ratio of the net operating income generated by the property securing the loan to the required debt service) on a new loan typically is not less than 1.2 times. Additionally, we continue to enhance our loan origination and monitoring process, including the following: adding more detailed policy guidelines for acceptable debt service coverage ratios based on maximum amortization periods for commercial and multifamily properties; established more detailed requirements for personal guarantees; formalized our credit approval process; revised our loan presentation format to the Loan Committee to clearly identity any policy exceptions; enhanced the portfolio stratification to better identify concentration risks; enhanced our TDR policy to better identify loans experiencing financial difficulties; enhanced our credit grading policy; updated our appraisal requirement policy, including accelerating the ordering of new appraisals when loans are experiencing payment difficulty; established a formal third-party review process of all appraisals; established a criticized asset report committee to review and approve quarterly analyses; created penetration reports evidencing the obtaining of various types of financial or performance data; and instituted reviews and action plans on a quarterly basis for all classified loans.

(viii) Changes in the experience, ability and depth of our lending management and other relevant staff. We have a Chief Credit Officer with 25 years of experience who reviews the assignment of credit ratings for all loans and attends all loan committee meetings and provides his input. We also added to and expect to continue to expand the number of our loan relationship managers to monitor our loans. These changes coupled with the depth of our existing staff and the substantial experience of our Chairman and President in commercial and multifamily real estate lending have had a positive effect on this qualitative factor. We believe there is substantial experience on our lending and underwriting staff and on our Loan Committee.

In addition to the general component discussed earlier, the specific component of the allowance relates to loans that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable that we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. We consider a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal and interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and/or interest payments other than minimal delays or shortfalls in payments, and (iii) other information known by us that would indicate the full repayment of principal and interest is not probable. We generally consider delinquencies of 60 days or less to be minimal delays, and accordingly do not consider such delinquent loans to be impaired in the absence of other indications.

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

We believe, based on information known to us at December 31, 2011, that the level of our allowance for loan losses and valuation allowance for real estate losses was adequate to cover estimated losses in our loan and real estate owned portfolios at such date. Although we believe we use the best information available to make determinations with respect to these allowances, future adjustments to one or both allowances may be necessary if facts and circumstances differ from those previously assumed in their determination. For example, a prolonged downturn in real estate values and economic conditions could have an adverse impact on our asset quality and may result in a higher level of losses than we have provided for which would result in additional loss provisions.

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

Valuation Allowance for Deferred Tax Assets. As disclosed in greater detail in note 15 to the consolidated financial statements in this report, at December 31, 2011, we had a deferred tax asset in the amount of $39 million, which included unused net operating loss carryfowards (NOLs). We determined that it was not necessary to maintain a valuation allowance for our deferred tax asset at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized. The need for as well as adjustments (increases or decreases) to the deferred tax asset valuation allowance is determined by us based upon changes in the expected realization of the deferred tax asset. We evaluate our deferred tax asset for recoverability quarterly based on all available evidence. This process involves significant judgment on our part and includes assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected earnings and our actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be fully realized. In evaluating the more-likely-than-not criterion, we consider all positive and negative evidence as of the end of each reporting period. The realization of our deferred tax assets ultimately depends on the existence of sufficient future taxable income in the carryforward period under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, we may be required to establish and/or record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations, financial condition and regulatory capital position. The conclusion not to maintain a valuation allowance as noted above is based on our prior earnings history (exclusive of the NOL generated in the second quarter of 2010) coupled with evidence (such as returning to profitability since the third quarter of 2010) indicating that we will be able to generate an adequate amount of future taxable income over a reasonable period of time to fully utilize the deferred tax asset.

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

As discussed in note 11 to the consolidated financial statements included in this report, in May, October and November 2010, IBC sold to various investors 850,000, 10,600,000 and 1,086,377 shares of its Class A common stock, respectively. We have determined based on an internal analysis that the completion of these transactions did not result in a change of control as defined by Section 382, although no assurance can be given that taxing authorities would agree with such determination. The combination of these sales with any future sales of IBC’s common stock during the period defined above, could increase the risk of a change in control as determined under Section 382 and result in the partial loss of the availability of our NOLs, which would require us to expense a portion of our then deferred tax asset amount. As of December 31, 2011, we had no plan to issue additional capital securities other than the issuance of shares of Class A common stock in connection with our shareholder-approved Long Term Incentive Plan under which stock options, restricted stock and other forms of incentive compensation may be awarded from time to time to our officers, employees and directors.

Comparison of Financial Condition at December 31, 2011 and 2010.

A comparison of selected consolidated balance sheet information follows:

	At December 31, 2011		At December 31, 2010
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$29,863	1.5%	$23,911	1.2%
Securities and other investments	711,163	36.1	623,990	30.1
Loans receivable, net of deferred fees and allowance for loan losses	1,133,375	57.6	1,302,486	62.9
Foreclosed real estate, net of valuation allowance	28,278	1.4	27,064	1.3
All other assets	66,861	3.4	93,417	4.5

Total assets	$1,969,540	100.0%	$2,070,868	100.0%

Deposits	$1,662,024	84.4%	$1,766,083	85.3%
Borrowed funds and related interest payable	78,606	4.0	84,676	4.1
All other liabilities	31,379	1.6	34,149	1.6

Total liabilities	1,772,009	90.0	1,884,908	91.0
Total stockholders’ equity	197,531	10.0	185,960	9.0

Total liabilities and stockholders’ equity	$1,969,540	100.0%	$2,070,868	100.0%

General

Consolidated assets at December 31, 2011 decreased by $101 million, or 5%, to $1.97 billion, from $2.07 billion at December 31, 2010, primarily reflecting a decrease in loans receivable, partially offset by an increase in security and other investments. The net decrease in loans funded a reduction in deposit liabilities and borrowed funds.

During 2011, INB gradually reduced its balance sheet by decreasing its deposit rates and encouraging net deposit outflow, repaying its borrowed funds and brokered CDs as they matured and decreasing the volume of its new loan originations from historical levels. In addition to this planned decrease in assets and liabilities, the decrease in loans was also partially attributable to decreased lending opportunities due to current economic conditions. The overall decrease in assets positively impacted our regulatory capital ratios.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing cash balances with banks, and other short-term investments that have original maturities of three months or less. Cash and cash equivalents increased to $30 million at December 31, 2011 from $24 million at December 31, 2010. The level of cash and cash equivalents fluctuates based on various factors, including our liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities. See the section “Liquidity and Capital Resources” in this report for a discussion of our liquidity.

Securities and Other Investments

These investments consist of securities held to maturity ($700.4 million), investments in Federal Reserve Bank (FRB) and Federal Home Loan Bank of New York (FHLB) stock ($9.2 million) and time deposits with other banks ($1.5 million) aggregating to $711 million at December 31, 2011, compared to $624 million at December 31, 2010.

Securities are classified as held to maturity and are carried at amortized cost when we have the intent and ability to hold them to maturity. Such investments, all of which were held by INB, increased to $700 million at December 31, 2011, from $614 million at December 31, 2010. The increase reflected $894.7 million of new purchases, partially offset by $803.3 million of calls, $5.1 million of maturities and $0.2 million of impairment writedowns. The growth in security investments has been a function of decreased lending opportunities. Since 2010, INB’s investment portfolio experienced a high level of calls by the issuers due to the low interest rate environment.

At December 31, 2011, securities held to maturity consisted of investment grade debt obligations of the Federal Home Loan Bank, Federal Farm Credit Bank, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation totaling $696.0 million and noninvestment grade corporate securities (consisting of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry) totaling $4.4 million. As discussed in more detail in note 2 to the consolidated financial statements in this report, impairment charges totaling $3.7 million have been recorded on these trust preferred security investments.

At December 31, 2011, the held to maturity portfolio had a weighted-average yield to earliest call date of 1.39% and a weighted-average remaining contractual maturity of 5 years. Nearly all of the securities have fixed interest rates or have predetermined rate increases and call features that allow the issuer to call the security before its stated maturity without penalty. Over the next twelve months, approximately $475 million of securities in the portfolio could potentially be called assuming market interest rates remain at or near current levels. A large portion of the resulting proceeds would then be reinvested by INB into similar securities and potentially at lower rates. At the time of purchase, securities with callable features routinely have higher yields than non-callable securities with the same maturity. However, the callable features or the expiration of the non-callable period of the security will most likely result in the early call of securities in a declining or flat rate environment, which results in re-investment risk of the proceeds in a lower rate environment.

At December 31, 2011 and 2010, the held-to-maturity portfolio’s estimated fair value was $699 million and $607 million, respectively. At December 31, 2011, the portfolio had a net unrealized loss of $1.6 million, compared to a net unrealized loss of $7.7 million at December 31, 2010. See note 2 to the consolidated financial statements in this report for information on and a discussion of unrealized losses. For additional historical information on the securities portfolio, see the caption entitled “Security Investment Activities” in Item 1 “Business” of this report.

In order for INB to be a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity, which amounted to $5.8 million and $3.4 million, respectively, at December 31, 2011. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was most recently at an annual rate of 4% on November 17, 2011. The total required investment fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

Loans Receivable, Net of Deferred Fees

Total loans receivable, net of unearned fees, amounted to $1.16 billion at December 31, 2011, a $174 million decrease from $1.34 billion at December 31, 2010.

The decrease was due to an aggregate of $243.5 million of principal repayments (resulting from $204.6 million of payoffs and $38.9 million of normal amortization), $9.6 million of chargeoffs and $4.4 million transferred to foreclosed real estate, partially offset by $82.1 million of new loan originations and a $1.9 million decrease in unearned fees.

Loans paid off during the period had a weighted-average contractual yield of 6.56%. New loan originations during the period all had fixed interest rates and a weighted-average yield and term of 5.85% and 5.1 years, respectively. The terms of these loans have largely been a function of the demand by borrowers for longer-term, fixed-rate product that has been driven by the historically low interest rate environment since 2007. We expect this demand for longer-term, fixed-rate product to continue for the foreseeable future.

Fixed-rate loans constituted approximately 78% of the loan portfolio at December 31, 2011 and 2010. The portfolio also included loans (approximately 19% of the portfolio) that have terms that call for predetermined interest rate increases over the life of the loan. See the section “Asset and Liability Management” for a further discussion of fixed-rate loans and their impact on our interest rate risk. New loan originations for 2011 remained relatively unchanged from $77 million in 2010, reflecting the effects of a decrease in suitable lending opportunities for us as well as INB’s efforts to shrink its balance sheet and maintain its loan portfolio at a prudent level relative to its capital requirements. For additional information on and discussion of our loan portfolio, see the section entitled “Lending Activities” in Item 1 “Business” of this report.

Nonaccrual and Restructured Loans (Impaired Loans)

Nonaccrual loans amounted to $57.2 million (or 21 loans) at December 31, 2011, compared to $52.9 million (or 15 loans) at December 31, 2010. Loans classified as accruing troubled debt restructured loans (TDRs) amounted to $9.0 million (or 5 loans) at December 31, 2011, compared to $3.6 million (or 2 loans) at December 31, 2010. For additional information on and discussion of our nonaccrual loans, TDRs and potential problem loans, see the section entitled “Asset Quality” in Item 1 “Business” of this report.

Allowance for Loan Losses

The allowance for loan losses amounted to $30.4 million at December 31, 2011, compared to $34.8 million at December 31, 2010. The allowance represented 2.61% of total loans (net of deferred fees) outstanding at December 31, 2011 and 2010. The net decrease in the allowance was due to $9.6 million of chargeoffs, partially offset by $5.0 million of loan loss provisions and $0.1 million of recoveries of prior chargeoffs.

During 2011, as result of updated appraisals received on the underlying collateral properties, we recorded $5.8 million of partial chargeoffs on seven performing TDRs (each classified as nonaccrual and impaired) and $1.2 million of partial chargeoffs on six other nonaccrual loans. We also recorded $2.6 million of additional chargeoffs resulting from the payoff of eight other loans at a discount to their net carrying value as part of our efforts to reduce problem assets. With respect to the TDR chargeoffs, the borrowers remain obligated to pay all contractual principal due.

At December 31, 2011 and 2010, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $8.0 million and $7.2 million, respectively, for total nonaccrual and accruing restructured loans, all of which are considered impaired loans. At December 31, 2011, with respect to all of our impaired loans totaling $66.3 million, we have obtained current appraisals as follows: 8% dated within the last 3 months, 26% dated within the last 4-6 months, 22% dated within the last 7-9 months, and 44% dated within the last 10-12 months. Our policy is to have externally prepared appraisals for all impaired loans at least annually.

For additional information on and discussion of the allowance for loan losses, see the caption entitled “Allowance for Loan Losses” in Item 1” Business” of this report. For a discussion of the criteria used to determine the adequacy of the allowance for loan losses, see the section entitled “Critical Accounting Policies” at the beginning of Item 7 of this report.

Foreclosed Real Estate

Real estate acquired through foreclosure, net of a valuation allowance, amounted to $28.3 million at December 31, 2011, compared to $27.0 million at December 31, 2010. For additional information on and discussion of foreclosed real estate, see the section entitled “Asset Quality” in Item 1 “Business” of this report.

All Other Assets

The following table sets forth the composition of all other assets:

	At December 31,
($ in thousands)	2011	2010
Accrued interest receivable	$7,216	$8,925
Loan fees receivable	4,188	5,470
Income tax receivable	376	11,985
Premises and equipment, net	4,104	4,612
Deferred income tax asset	38,836	47,079
Deferred debenture offering costs, net	816	853
Investment in unconsolidated subsidiaries	1,702	1,702
Deferred issuance costs from brokered CDs	496	813
Prepaid deposit insurance assessments	8,359	11,204
All other	768	774

	$66,861	$93,417

Accrued interest receivable fluctuates based on the level of interest-earning assets and the timing of interest payments received. Loan fees receivable are fees due to us in accordance with the terms of our mortgage loans. Such amounts are generally due upon the full repayment of the loan. This fee is recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan as a yield adjustment. The decrease was due to payments exceeding new fees that were charged on new loan originations as well as a lower level of new originations. The decrease in income tax receivable was due to the receipt of an $11 million Federal income tax refund due (from the carry back of our 2010 net operating loss). The refund due was recorded as a receivable in 2010.

Premises and equipment decreased as purchases were more than offset by normal depreciation and amortization. The deferred tax asset relates to the unrealized benefit for net temporary differences between the our financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future income tax deductions. Such items are normally comprised of the allowance for loan losses, valuation allowance for real estate losses and capitalized real estate expenses, all of which will become tax deductible when actual chargeoffs are incurred, and our net operating loss carryforward that can be used to offset future taxable income. The decrease in the deferred tax asset was attributable to the partial utilization in 2011 of our net operating loss carryforward. See the section “Critical Accounting Policies” and note 15 to the consolidated financial statements in this report for further discussion of the deferred tax asset.

Deferred debenture offering costs consist primarily of underwriters’ commissions and are amortized over the terms of the debentures. The net decrease was due to normal amortization. The investment in unconsolidated subsidiaries consists of IBC’s total common stock investment in its wholly owned business trusts, Intervest Statutory Trust II, III, IV and V. Prepaid deposit insurance assessments relates to the unamortized portion of the estimated amount of INB’s FDIC insurance premiums for 2012 that was prepaid by INB on December 30, 2009. This prepayment requirement was imposed on all FDIC insured institutions in order to recapitalize the Deposit Insurance Fund. The prepaid asset will be charged to expense during the future periods to which it relates. Deferred issuance costs from brokered deposits decreased due to normal amortization. These costs are being amortized to interest expense over the life of the deposits.

Deposits

Total deposits at December 31, 2011 decreased to $1.66 billion from $1.77 billion at December 31, 2010, due to a $106 million decrease in certificate of deposit accounts (CDs) of which $31 million were brokered. At December 31, 2011, CDs totaled $1.20 billion, and checking, savings and money market accounts aggregated to $463 million. The same categories of deposit accounts totaled $1.31 billion and $461 million, respectively, at December 31, 2010. INB has steadily lowered its overall deposit rates offered for its deposit products since early 2010 to encourage deposit outflow (including the ongoing repayment of maturing higher-cost brokered CDs) and to reduce the overall size of its balance sheet. CDs represented 72% of total consolidated deposits at December 31, 2011, compared to 74% at December 31, 2010.

At December 31, 2011 and 2010, CDs included $128 million and $159 million of brokered deposits, respectively. For additional information on and discussion of deposits, see the section entitled “Liquidity and Capital Resources” in Item 7 and “Sources of Funds” in Item 1 “Business” of this report.

Borrowed Funds and Related Interest Payable

The following table summarizes borrowed funds and related interest payable:

	At December 31, 2011		At December 31, 2010
($ in thousands)	Principal	Accrued Interest	Principal	Accrued Interest
Debentures Capital Securities - IBC	$56,702	$4,361	$56,702	$2,262
FHLB advances - INB	17,500	43	25,500	64
Mortgage note payable - INB	—	—	148	—

	$74,202	$4,404	$82,350	$2,326

Total borrowed funds and related interest payable decreased to $78.6 million at December 31, 2011, from $84.7 million at December 31, 2010, due to the maturity and repayment of $8.0 million of FHLB borrowings and the early payoff of a $0.1 million mortgage note, partially offset by a $2.1 million increase in accrued interest payable on junior subordinated notes relating to IBC’s outstanding trust preferred securities. For additional information on and discussion of borrowed funds, see notes 8 through 10 to the consolidated financial statements included in this report, as well as the sections entitled “Liquidity and Capital Resources” in this Item 7 and “Sources of Funds” in Item 1 “Business” of this report.

All Other Liabilities

The following table sets forth the composition of all other liabilities:

	At December 31,
($ in thousands)	2011	2010
Mortgage escrow funds payable	$19,670	$20,709
Official checks outstanding	5,000	6,605
Accrued interest payable on deposits	3,676	4,593
All other liabilities	3,033	2,242

	$31,379	$34,149

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

Stockholders’ Equity

The following table sets forth the change in stockholders’ equity:

($ in thousands, except per share amounts)	Amount	Class A Shares	Amount Per Share (2)
Common stockholders’ equity at December 31, 2010	$162,108	21,126,489	$7.67
Net earnings before preferred dividend requirements	11,246	—	0.53
Preferred dividends declared and paid (1)	—	—	—
Amortization of preferred stock discount	(386)	—	(0.02)
Forfeitures of restricted stock	(3)	(1,200)	(2.55)
Compensation from stock options and restricted stock	328	—	0.02

Common stockholders’ equity at December 31, 2011	$173,293	21,125,289	$8.20

Preferred stockholder’s equity at December 31, 2010 (1)	$23,852
Amortization of preferred stock discount	386

Preferred stockholder’s equity at December 31, 2011	$24,238

Total stockholders’ equity at December 31, 2011	$197,531

(1)

Represents 25,000 shares of IBC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, owned by the United States Treasury. See note 11 to the consolidated financial statements included in this report. In February 2010, IBC suspended the declaration and payment of preferred dividends on the Series A stock. At December 31, 2011, the amount of preferred dividends unpaid and in arrears totaled $2.8 million. Dividends in arrears are recorded as reduction in common stockholders’ equity only when they are declared and payable.

(2)	Common stock book value per share, after adjusting for preferred dividends in arrears of $2.8 million, was $8.07 at December 31, 2011.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010.

Overview

In 2011, we reported net earnings available to common stockholders of $9.5 million, or $0.45 per diluted common share, compared to a net loss available to common stockholders of $55.0 million, or $4.95 per diluted common share, in 2010. The results and per share amounts reported for both 2011 and 2010 were net of $1.7 million of preferred dividend requirements related to IBC’s outstanding preferred stock held by the U.S. Treasury.

The $64.5 million improvement in operating results was due to the following: a $108.6 million decrease in the total provision for loan and real estate losses; a $2.5 million decrease in real estate activities expenses; a $2.2 million increase in noninterest income; and a $3.2 million decrease in all other noninterest expenses. The aggregate of these items was partially offset by a $2.1 million decrease in net interest and dividend income and a $49.9 million increase in income tax expense. The net loss for 2010 was driven by a bulk sale of nonperforming and underperforming assets (discussed below) and additional loan and real estate loss provisions due to declining commercial real estate values and continued weakness in the economy.

In May 2010, we sold certain non-performing and underperforming loans on commercial real estate and multi-family properties and some real estate owned through foreclosure. The assets sold aggregated to approximately $207 million and consisted of $192.6 million of loans and $14.4 million of real estate. The assets were sold at a substantial discount to their net carrying values totaling $197.7 million for an aggregate purchase price of $121.5 million. As a result of this bulk sale, we recorded a $78.7 million combined provision for loan and real estate losses, which contributed approximately $44 million, or 79%, of the net loss reported for 2010.

Selected information regarding results of operations follows:

	For the Year Ended
($ in thousands)	2011	2010
Interest and dividend income	$92,837	$107,072
Interest expense	50,540	62,692

Net interest and dividend income	42,297	44,380
Provision for loan losses	5,018	101,463
Noninterest income	4,308	2,110
Noninterest expenses:
Provision for real estate losses	3,349	15,509
Real estate activities expenses	1,619	4,105
All other noninterest expenses	15,861	19,069

Earnings (loss) before income taxes	20,758	(93,656)
Provision (benefit) for income taxes	9,512	(40,348)

Net earnings (loss)	11,246	(53,308)
Preferred dividend requirements and discount amortization (1)	(1,730)	(1,667)

Net earnings (loss) available to common stockholders	$9,516	$(54,975)

(1)	See note 11 to the consolidated financial statements included in this report

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

The following table provides information on average assets, liabilities and stockholders’ equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2011 and 2010. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year. The interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin is greater than the interest rate spread due to the additional income earned on those assets funded by non-interest-bearing liabilities, demand deposits and stockholders’ equity.

	For the Year Ended December 31,
	2011			2010
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate	Average Balance	Interest Inc./Exp.	Yield/ Rate
Interest-earning assets:
Loans (1)	$1,258,454	$81,185	6.45%	$1,489,004	$94,638	6.36%
Securities	665,608	11,633	1.75	599,519	12,411	2.07
Other interest-earning assets	11,806	19	0.16	18,502	23	0.12

Total interest-earning assets	1,935,868	$92,837	4.80%	2,107,025	$107,072	5.08%

Noninterest-earning assets	88,089			93,411

Total assets	$2,023,957			$2,200,436

Interest-bearing liabilities:
Interest checking deposits	$10,381	$79	0.76%	$9,722	$97	1.00%
Savings deposits	9,285	58	0.62	10,807	91	0.84
Money market deposits	432,729	3,669	0.85	469,813	5,107	1.09
Certificates of deposit	1,254,755	43,776	3.49	1,373,270	53,692	3.91

Total deposit accounts	1,707,150	47,582	2.79	1,863,612	58,987	3.17
FHLB advances	21,574	885	4.10	40,171	1,546	3.85
Debentures - capital securities	56,702	2,072	3.65	56,702	2,148	3.79
Mortgage note payable	22	1	4.55	158	11	6.96

Total borrowed funds	78,298	2,958	3.78	97,031	3,705	3.82

Total interest-bearing liabilities	1,785,448	50,540	2.83%	1,960,643	62,692	3.20%

Noninterest-bearing deposits	4,293			3,524
Noninterest-bearing liabilities	43,262			47,072
Preferred stockholder’s equity	24,041			23,668
Common stockholders’ equity	166,913			165,529

Total liabilities and stockholders’ equity	$2,023,957			$2,200,436

Net interest and dividend income/spread		$42,297	1.97%		$44,380	1.88%

Net interest-earning assets/margin (2)	$150,420		2.18%	$146,382		2.11%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.08x			1.08x
Other Ratios:
Return on average assets	0.56%			-2.42%
Return on average common equity	6.74%			-32.20%
Noninterest expense to average assets (3)	0.78%			0.87%
Efficiency ratio (4)	34%			41%
Average stockholders’ equity to average assets	9.43%			8.60%

(1)	Includes average nonaccrual loans of $50.6 million in 2011 and $53.2 million in 2010. Interest not recorded on such loans totaled $0.8 million in 2011 and $2.9 million in 2010.
(2)

Net interest margin is reported exclusive of income from loan prepayments, which is a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.31% and 2.17% for 2011 and 2010, respectively.

(3)	Noninterest expenses for this ratio excludes real estate activities expenses.
(4)

Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate activities expense) as a percentage of net interest and dividend income plus noninterest income.

Our net interest and dividend income (detailed in the preceding table) decreased by $2.1 million to $42.3 million in 2011 from $44.4 million in 2010. The decrease reflected a combination of a planned decrease in our assets and liabilities as well as decreased lending opportunities. For the 2011, total average interest-earning assets decreased by $171 million from 2010, due to a $231 million decrease in loans (due to payoffs, normal principal repayments and the bulk sale), partially offset by a $59 million net increase in security and other short-term investments. The net cash inflows of $171 million were used to fund a $156 million decrease in average deposits and a $19 million reduction in average borrowed funds due to repayments of maturing FHLB borrowings.

Our net interest margin improved to 2.18% in 2011, from 2.11% in 2010, primarily due to our cost of funds decreasing at a faster pace than the yield on our interest-earning assets. Overall, the average cost of funds decreased by 37 basis points to 2.83% in 2011, from 3.20% in 2010, while the yield on average earning assets decreased at a slower pace by 28 basis points to 4.80% in 2011, from 5.08% in 2010.

The decrease in the yield on our average interest-earning assets reflected the impact of the bulk loan sale (which included the sale of $108 million of TDRs and other loans yielding approximately 5%), payoffs of other higher yielding loans and calls of U.S. government agency security investments, coupled with the reinvestment of a large portion of the resulting cash inflows into security investments with lower market interest rates, partially offset by the recovery of $0.9 million of past due interest, including $0.5 million in the second quarter of 2011 from one nonaccrual loan. The decrease in our average cost of funds was due to lower rates paid on deposit accounts (particularly CDs) and the ongoing repayment of maturing higher-cost brokered CDs and FHLB borrowings. See the section “Liquidity and Capital Resources” in this report for a discussion on our borrowings and brokered CDs.

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

	For the Year Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$1,340	$(14,663)	$(130)	$(13,453)
Securities	(1,918)	1,368	(228)	(778)
Other interest-earning assets	7	(8)	(3)	(4)

Total interest-earning assets	(571)	(13,303)	(361)	(14,235)

Interest-bearing liabilities:
Interest checking deposits	(23)	7	(2)	(18)
Savings deposits	(24)	(13)	4	(33)
Money market deposits	(1,128)	(404)	94	(1,438)
Certificates of deposit	(5,768)	(4,634)	486	(9,916)

Total deposit accounts	(6,943)	(5,044)	582	(11,405)

FHLB advances	100	(716)	(45)	(661)
Debentures, related interest payable and all other	(4)	(9)	3	(10)
Debentures - capital securities	(79)	—	3	(76)

Total borrowed funds	17	(725)	(39)	(747)

Total interest-bearing liabilities	(6,926)	(5,769)	543	(12,152)

Net change in interest and dividend income	$6,355	$(7,534)	$(904)	$(2,083)

Provision for Loan Losses

The provision for loan losses decreased to $5.0 million in 2011 from $101.5 million in 2010. Approximately $73.4 million of the decrease was attributable to the provision recorded in 2010 associated with the May 2010 bulk sale of loans which did not recur, and the remaining decrease of $23.1 million was attributable to fewer problem loans and credit rating downgrades and a greater decrease in gross loans outstanding as compared to the prior year period. A portion of the 2010 provision was also a function of input received from INB’s primary regulator, which required INB to place greater emphasis on peer group analysis when evaluating and computing its allowance for loan losses.

Throughout 2010 and 2011, the weak economy, high unemployment, increased office and retail vacancy rates and an increased supply of distressed properties for sale in the marketplace at discounted prices significantly reduced commercial and multifamily real estate values both nationally and in our lending areas. These factors have and continue to negatively impact to varying degrees the estimated fair values of the properties that collateralize our problem loans as well as those properties we have acquired and own or owned through foreclosure. These factors negatively impacted our loan and real estate owned portfolios, but to larger degree in 2010.

Noninterest Income

Noninterest income increased by $2.2 million to $4.3 million in 2011 and is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2011	2010
Customer service fees	$441	$460
Income from mortgage lending activities and all other fees (1)	1,552	1,646
Income from the early repayment of mortgage loans (2)	2,516	1,420
Loss from early call of investment securities (3)	—	(917)
Gain on sale of securities available for sale (4)	—	693
Impairment writedowns on investments securities (5)	(201)	(1,192)

	$4,308	$2,110

(1)	Consists mostly of fees from expired loan commitments and loan servicing, maintenance and inspection charges.
(2)	Consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases.
(3)	Consists of the recognition of any unamortized premium or discount at time of call.
(4)	See note 2 to the consolidated financial statements in this report for a discussion of the gain.
(5)	Consists of other than temporary impairment charges on trust preferred security investments (which are discussed in more detail in note 2 to the consolidated financial statements in this report).

The increase in noninterest income was primarily due to a $1.1 million increase in income from loan prepayments and a $1.0 million decrease in security impairment writedowns. Loan prepayment income for 2011 included $0.9 million from one loan payoff.

Noninterest Expenses

The provision for real estate losses decreased to $3.3 million in 2011 from $15.5 million in 2010. Approximately $5.3 million of the decrease was attributable to certain properties sold in the May 2010 bulk sale that did not recur and the remaining $6.9 million reflected the impact of less real estate owned and as well as the results of our periodic market valuations of the properties we own through foreclosure, which did not require the same level of provisions in 2011. Decreases in the estimated fair value of real estate acquired through foreclosure are recorded as an increase to the corresponding valuation allowance and a charge to the provision for real estate losses. See the section entitled “Asset Quality” in Item 1 “Business” of this report for a list of real estate owned and their related net carrying values.

Real estate activities expenses decreased to $1.6 million in 2011 from $4.1 million in 2010, likewise reflecting a lower level of real estate owned and associated net carrying expenses. Such expenses are comprised of real estate taxes, insurance, utilities and other charges, net of any rental income earned, required in protecting our interest in real estate acquired through foreclosure and various properties collateralizing our nonaccrual loans.

All other noninterest expenses are summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2011	2010
Salaries and employee benefits	$6,945	$6,472
Occupancy and equipment, net	1,779	1,812
Data processing	416	1,712
Professional fees and services	1,657	2,368
Stationery, printing and supplies	161	173
Postage and delivery	92	126
FDIC insurance	3,045	4,772
General insurance	560	538
Director and committee fees	415	369
Advertising and promotion	26	71
All other expenses	765	656

	$15,861	$19,069

All other noninterest expenses decreased to $15.9 million in 2011 from $19.1 million in 2010, primarily due to decreases of $1.7 million in FDIC insurance premiums, $1.3 million in data processing costs and $0.7 million in professional fees, partially offset by a $0.5 million increase in salaries and employee benefits expense.

The decrease in FDIC insurance premiums was nearly all the result of a change in the FDIC’s formula for assessing premiums resulting from the Dodd-Frank Wall Street Reform & Consumer Protection Act as discussed in the section “Deposit Insurance Assessments” under the caption “Supervision and Regulation” in Item 1 “Business” of this report. This change in computing and assessing premiums positively impacted INB’s FDIC insurance premium expense for 2011 by $1.5 million.

The decrease in data processing costs is due to the conversion in November 2010 of INB’s core data processing system to a lower-cost provider. The expense for 2010 included a $0.6 million nonrecurring conversion fee associated with the new software. INB uses a third-party service provider to run its core computer system. The new system is expected to save approximately $0.8 million annually for the next seven years (as compared to the prior cost structure).

The decrease in professional fees was primarily due to less legal fees associated with problem loans.

The increase in compensation expense was due to an outstanding common stock award (made in December 2010) and resulting expense recorded over its vesting period (or $0.2 million for 2011) in accordance with GAAP (see note 14 to the consolidated financial statements in this report) as well as normal salary increases and increased staff ($0.2 million) and a higher cost of providing medical insurance benefits ($0.1 million).

Our efficiency ratio, which is a measure of our ability to control expenses and reflects our expenses as a percentage of our revenues, improved to 34% for 2011, from 41% for 2010.

Provision for Income Taxes

We recorded a provision for income tax expense of $9.5 million in 2011 on pre-tax income of $20.8 million, compared to an income tax benefit of $40.3 million on a pre-tax loss of $93.7 million in 2010. Our effective tax rate (inclusive of state and local taxes) was 46% in 2011, compared to 43% in 2010. The 2010 rate was negatively impacted to a greater degree by a deductibility limit on certain executive compensation resulting from IBC’s participation in the TARP program. The expense for the 2011 period reflects the partial utilization of our deferred tax asset. For additional information on our deferred tax asset, a large portion of which is attributable to our operating loss reported in 2010, see note 15 to the consolidated financial statements included in this report.

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

Selected information regarding results of operations follows:

	For the Year Ended
($ in thousands)	2010	2009
Interest and dividend income	$107,072	$123,598
Interest expense	62,692	81,000

Net interest and dividend income	44,380	42,598
Provision for loan losses	101,463	10,865
Noninterest income	2,110	297
Noninterest expenses:
Provision for real estate losses	15,509	2,275
Real estate activities expenses	4,105	4,945
All other noninterest expenses	19,069	19,864

(Loss) earnings before taxes	(93,656)	4,946
(Benefit) provision for income taxes	(40,348)	1,816

Net (loss) earnings before preferred dividend requirements	(53,308)	3,130
Preferred dividend requirements (1)	(1,667)	(1,632)

Net (loss) earnings available to common stockholders	$(54,975)	$1,498

(1)	See note 11 to the consolidated financial statements included in this report

Net Interest and Dividend Income

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

The following table provides information for the periods indicated, the contents of which are described above in a similar table in the section entitled “Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010” under the caption “Net Interest and Dividend Income.”

	For the Year Ended December 31,
	2010			2009
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate	Average Balance	Interest Inc./Exp.	Yield/ Rate
Interest-earning assets:
Loans (1)	$1,489,004	$94,638	6.36%	$1,721,688	$106,105	6.16%
Securities	599,519	12,411	2.07	586,344	17,473	2.98
Other interest-earning assets	18,502	23	0.12	14,544	20	0.14

Total interest-earning assets	2,107,025	$107,072	5.08%	2,322,576	$123,598	5.32%

Noninterest-earning assets	93,411			34,846

Total assets	$2,200,436			$2,357,422

Interest-bearing liabilities:
Interest checking deposits	$9,722	$97	1.00%	$6,776	$107	1.58%
Savings deposits	10,807	91	0.84	9,899	185	1.87
Money market deposits	469,813	5,107	1.09	435,203	8,531	1.96
Certificates of deposit	1,373,270	53,692	3.91	1,521,104	66,705	4.39

Total deposit accounts	1,863,612	58,987	3.17	1,972,982	75,528	3.83
FHLB advances	40,171	1,546	3.85	51,042	1,951	3.82
Debentures and related interest payable	—	—	—	9,936	796	8.01
Debentures - capital securities	56,702	2,148	3.79	56,702	2,713	4.78
Mortgage note payable	158	11	6.96	176	12	6.82

Total borrowed funds	97,031	3,705	3.82	117,856	5,472	4.64

Total interest-bearing liabilities	1,960,643	62,692	3.20%	2,090,838	81,000	3.87%

Noninterest-bearing deposits	3,524			3,101
Noninterest-bearing liabilities	47,072			50,606
Preferred stockholder’s equity	23,668			23,290
Common stockholders’ equity	165,529			189,587

Total liabilities and stockholders’ equity	$2,200,436			$2,357,422

Net interest and dividend income/spread		$44,380	1.88%		$42,598	1.45%

Net interest-earning assets/margin (2)	$146,382		2.11%	$231,738		1.83%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.08x			1.11x
Other Ratios:
Return on average assets	-2.42%			0.13%
Return on average common equity	-32.20%			1.65%
Noninterest expense to average assets (3)	0.87%			0.84%
Efficiency ratio (4)	41%			46%
Average stockholders’ equity to average assets	8.60%			9.03%

(1)	Includes average nonaccrual loans of $53.2 million in 2010 and $120.3 million in 2009. Interest not recorded on such loans totaled $2.9 million in 2010 and $9.0 million in 2009.
(2)

Net interest margin is reported exclusive of income from loan prepayments, which is a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.17% and 1.89% for 2010 and 2009, respectively.

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

	For the Year Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$3,443	$(14,333)	$(577)	$(11,467)
Securities	(5,336)	393	(119)	(5,062)
Other interest-earning assets	(3)	6	—	3

Total interest-earning assets	(1,896)	(13,934)	(696)	(16,526)

Interest-bearing liabilities:
Interest checking deposits	(39)	47	(18)	(10)
Savings deposits	(102)	17	(9)	(94)
Money market deposits	(3,786)	678	(316)	(3,424)
Certificates of deposit	(7,301)	(6,490)	778	(13,013)

Total deposit accounts	(11,228)	(5,748)	435	(16,541)

FHLB advances	15	(415)	(5)	(405)
Debentures, related interest payable and all other	(796)	(797)	796	(797)
Debentures - capital securities	(561)	—	(4)	(565)

Total borrowed funds	(1,342)	(1,212)	787	(1,767)

Total interest-bearing liabilities	(12,570)	(6,960)	1,222	(18,308)

Net change in interest and dividend income	$10,674	$(6,974)	$(1,918)	$1,782

Provision for Loan Losses

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

Noninterest Income

Noninterest income increased by $1.8 million to $2.1 million in 2010 and is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2010	2009
Customer service fees	$460	$412
Income from mortgage lending activities (1)	1,646	1,214
Income from the early repayment of mortgage loans (2)	1,420	1,235
Loss from early call of investment securities (3)	(917)	(306)
Gain on sale of securities available for sale (4)	693	—
Impairment writedowns on investments securities (5)	(1,192)	(2,258)

	$2,110	$297

(1)	Consists mostly of fees from expired loan commitments and loan servicing, maintenance and inspection charges.
(2)	Consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases.
(3)	Consists of the recognition of any unamortized premium or discount at time of call.
(4)	See note 2 to the consolidated financial statements in this report for a discussion of the gain.
(5)	Consists of other than temporary impairment charges on trust preferred security investments (which are discussed in more detail in note 2 to the consolidated financial statements in this report).

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

All other noninterest expenses decreased by $0.8 million to $19.1 million in 2010 and are summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2010	2009
Salaries and employee benefits	$6,472	$6,247
Occupancy and equipment, net	1,812	1,903
Data processing	1,712	1,131
Professional fees and services	2,368	1,812
Stationery, printing and supplies	173	178
Postage and delivery	126	111
FDIC insurance	4,772	5,221
General insurance	538	378
Director and committee fees	369	372
Advertising and promotion	71	191
Loss on the early extinguishment of debentures	—	1,702
All other expenses	656	618

	$19,069	$19,864

Salaries and employee benefits expense increased primarily due to the addition of two officers (ALCO and Chief Credit) during 2010 as well as normal salary increases and a higher cost of providing medical insurance benefits.

Data processing expense increased due to nonrecurring fees associated with the conversion of INB’s main data processing to new software. INB uses a third-party service provider to run its core computer system as described earlier in this report.

Professional fees and services increased primarily due to a higher level of legal costs incurred in our collection efforts with nonaccrual loans and to comply with our regulatory matters as well as increased internal and external audit fees, consulting fees and regulatory examination fees.

FDIC insurance expense decreased primarily due to a $1.1 million one-time assessment in June 2009 that did not recur in 2010 and a decrease in total deposits, partially offset by increased premium rates. For a further discussion of FDIC premiums, see the section “Deposit Insurance Assessments” under the caption “Supervision and Regulation” in Item 1 “Business” of this report. General insurance expense also increased due to higher premiums for director and general liability insurance.

Advertising and promotion decreased due to fewer advertisements for new loans and deposits.

Our efficiency ratio, which is a measure of our ability to control expenses and reflects our expenses as a percentage of our revenues, improved to 41% for 2010, compared to 46% for 2009.

(Benefit) Provision for Income Taxes

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

Intervest National Bank. INB’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its loans and the rates offered on its deposits. INB relies heavily on certificates of deposit (time deposits) as its main source of funds and it needs to pay competitive interest rates to attract and retain deposits to fund its loan originations. The stability of deposits as a funding source is affected by numerous factors, including returns available to our depositors on alternative investments, safety and FDIC insurance limits, the quality of our customer service and other competitive forces. At December 31, 2011, INB had cash and short-term investments totaling $28 million and commitments to lend of $19 million, most of which are anticipated to be funded over the next 12 months from the sources of funds described below.

Credit lines. At December 31, 2011, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $731 million from the FHLB and FRB, and INB also had access to overnight unsecured lines of credit totaling $30 million. This total borrowing capacity of $761 million represents an increase of $73 million from December 31, 2010. At December 31, 2011, INB’s secured lines of credit represented approximately 77% of INB’s deposits that are considered sensitive (money-market accounts and all certificate of deposit accounts (CDs), inclusive of brokered CDs, maturing within one year). In the event that any of INB’s existing lines of credit were not accessible or were limited, INB could designate all or a portion of its un-pledged U.S. government agency investment securities portfolio as available for sale and sell such securities as needed to provide liquidity. INB could also pledge additional loans as collateral to increase its borrowing capacity with the FHLB.

Deposits. In 2011, INB experienced net deposit outflow of $104 million, primarily attributable to the repayments of $31 million of maturing brokered deposits and $75 million of other CDs. INB has steadily lowered its overall deposit rates offered for its deposit products since early 2010 to encourage deposit outflow and reduce the overall size of its balance sheet. Depending on market conditions and available lending opportunities, INB may decrease the size of its balance sheet further in the near term. INB’s total deposits may decrease further from the expected repayment of its maturing brokered deposits and from the potential effects of deposit rate restrictions that have been imposed on INB as a result of its Formal Agreement with its primary regulator. These restrictions (described below) may negatively impact INB’s ability to offer competitive deposit rates in its primary deposit-gathering market areas.

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

INB has historically targeted its loan-to-deposit ratio in a range from 75% to 85%. This ratio, which stood at 66.8% as of December 31, 2011, has been affected by current market conditions, which have caused loan payoffs to exceed new originations.

Total consolidated deposits decreased to $1.66 billion at December 31, 2011, from $1.77 billion at December 31, 2010, primarily reflecting a $106 million decrease in CD accounts. At December 31, 2011, CDs totaled $1.20 billion, and checking, savings and money market accounts aggregated to $463 million. CDs represented 72% of total deposits and CDs of $100,000 or more totaled $600 million and included $128 million of brokered deposits. Brokered deposits had a weighted-average remaining term and stated interest rate of 1.9 years and 4.95%, respectively, at December 31, 2011, and $50 million mature by December 31, 2012. At December 31, 2011, $515 million, or 43%, of total CDs (inclusive of brokered deposits) mature within one year. INB expects to repay its brokered deposits as they mature and to retain or replace a significant portion of its remaining maturing CDs, although no assurance can be given that the deposit restrictions discussed above will not negatively impact INB’s ability to retain or attract deposits in the future.

Loans and Securities. At December 31, 2011, INB had $198 million of its loan portfolio (excluding nonaccrual loans) scheduled to mature within one year. INB expects to extend or refinance a portion of these maturing loans. Additionally, over the next twelve months, approximately $475 million of INB’s security investments could potentially be called if interest rates remain at or near current levels. Absent a need for these cash inflows, nearly all of the calls are expected to be reinvested into similar securities, with potentially lower market rates.

Borrowed Funds. In 2011, INB repaid $8.0 million of its maturing FHLB advances. At December 31, 2011, INB had $17.5 million of FHLB advances outstanding, of which $10.5 million mature in 2012 and $7.0 million in 2013. INB expects to have the flexibility to either repay or replace its outstanding borrowings as they mature from the sources of funds described above.

Capital Resources. As discussed in note 20 to the consolidated financial statements included in this report, at December 31, 2011, INB’s regulatory capital ratios exceeded its current minimum requirements and INB does not expect to need additional capital over the next twelve months.

Intervest Bancshares Corporation. At December 31, 2011, IBC had cash and short-term investments totaling $8.5 million, of which $8.2 million was available for use (inclusive of $6.6 million on deposit with INB). At December 31, 2011, IBC had undeclared and unpaid preferred (TARP) dividends in arrears of $2.8 million and accrued and unpaid interest of $4.4 million on its outstanding trust preferred securities.

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

The deferral of interest payments does not constitute a default under the indentures governing the trust preferred securities. If IBC misses six quarterly preferred dividend payments, whether or not consecutive, the Treasury, the current holder of the preferred stock, has the right to appoint two directors to IBC’s Board of Directors until all accrued but unpaid dividends have been paid. As of December 31, 2011, IBC had missed eight consecutive preferred dividend payments. As a consequence of missing the sixth dividend payment in the second quarter of 2011, in April 2011, IBC agreed with the Treasury to have one or more employees of the Office of Financial Stability (“OFS”) attend and observe IBC’s and INB’s full Board of Director meetings as well as certain meetings of committees of each Board, as appropriate.

The observers participate primarily by listening to discussions and presentations in such meetings, limiting their participation to clarifying questions on materials distributed, presentations made or actions proposed or taken at such meetings. See note 11 to the consolidated financial statements included in this report for a further discussion of missed dividend payments. In December 2011, representatives of the Treasury have indicated that the Treasury intends to exercise the right to appoint two directors at such time as they have identified appropriate candidates.

Capital Resources. As discussed in note 20 to the consolidated financial statements included in this report, IBC’s regulatory capital ratios at December 31, 2011 exceeded its current minimum requirements and IBC does not expect to need additional capital over the next twelve months.

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

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2011.

		Amounts Due In
($ in thousands)	Total	2012	2013 and 2014	2015 and 2016	2017 and Later
Deposits with stated maturities	$1,199,171	$514,667	$533,620	$119,745	$31,139
Deposits with no stated maturities	462,853	462,853	—	—	—
Subordinated debentures - capital securities	56,702	—	—	—	56,702
Mortgage escrow payable and official checks outstanding	24,670	24,670	—	—	—
FHLB advances	17,500	10,500	7,000	—	—
Unfunded loan commitments and lines of credit (1)	19,025	19,025	—	—	—
Operating lease payments	3,249	1,424	1,747	78	—
Accrued interest payable on deposits	3,676	3,676	—	—	—
Accrued interest payable on all borrowed funds	4,404	4,404	—	—	—
Death benefit payments	733	295	438	—	—
Preferred cumulative dividends (2)	2,500	1,250	1,250	—	—
Preferred cumulative dividends unpaid and in arrears (3)	2,785	2,785	—	—	—

	$1,797,268	$1,045,549	$544,055	$119,823	$87,841

(1)	Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
(2)	Assumes $25 million of cumulative preferred stock will be outstanding through December 2013 with a dividend rate of 5% per year.
(3)	Assumes dividends in arrears will be repaid by December 31, 2012.

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

The number of fixed-rate loans in our loan portfolio has increased significantly over the last several years. To illustrate, fixed-rate loans constituted approximately 78% of our loan portfolio at December 31, 2010, compared to approximately 40% at December 31, 2006. We also have many loans (approximately 19% of the portfolio) that have terms that call for predetermined interest rate increases at various times over the life of the loan, which may or may not be at the same magnitude as general changes in market rates.

We also have a limited number (approximately 3% of the portfolio) of floating-rate loans that have a “floor” or minimum rate that was determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan’s interest rate.

The table below summarizes our interest-earning assets and interest-bearing liabilities as of December 31, 2011, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-5 Years	Over 5 Years	Total
Loans (1)	$106,364	$221,850	$675,229	$106,890	$1,110,333
Securities held to maturity (2)	207,672	424,359	64,035	—	696,066
Short-term investments	6,871	—	—	—	6,871
FRB and FHLB stock	3,430	—	—	5,819	9,249
Interest-earning time deposits with banks	—	—	1,470	—	1,470

Total rate-sensitive assets	$324,337	$646,209	$740,734	$112,709	$1,823,989

Deposit accounts (3):
Interest checking deposits	$9,915	$—	$—	$—	$9,915
Savings deposits	9,505	—	—	—	9,505
Money market deposits	438,731	—	—	—	438,731
Certificates of deposit	142,394	372,274	653,364	31,139	1,199,171

Total deposits	600,545	372,274	653,364	31,139	1,657,322

FHLB advances (1)	7,000	3,500	7,000	—	17,500
Debentures (1)	56,702	—	—	—	56,702
Accrued interest on all borrowed funds (1)	4,404	—	—	—	4,404

Total borrowed funds	68,106	3,500	7,000	—	78,606

Total rate-sensitive liabilities	$668,651	$375,774	$660,364	$31,139	$1,735,928

GAP (repricing differences)	$(344,314)	$270,435	$80,370	$81,570	$88,061

Cumulative GAP	$(344,314)	$(73,879)	$6,491	$88,061	$88,061

Cumulative GAP to total assets	(17.5)%	(3.8)%	0.3%	4.5%	4.5%

Significant assumptions used in preparing the gap table above follow:

(1)

Floating-rate loans, loans with predetermined rate increases and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and borrowings are scheduled according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $57.2 million are also excluded from the table although some portion is earning interest or is expected to return to an interest-earning status in the near term.

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

At December 31, 2011, the gap analysis above indicated that our interest-bearing liabilities that were scheduled to mature or reprice within one-year exceeded our interest-earning assets that were scheduled to mature or reprice within one-year. This one-year interest rate sensitivity gap amounted to a negative $74 million, or a negative 3.8% of total assets, at December 31, 2011. As a result of the negative one-year gap, the composition of our balance sheet at December 31, 2011 was considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

Based on our recent analysis of the earnings simulation model described earlier, the one year risk to our net interest and dividend income (from a base case net interest and dividend income of $37.6 million) would be a positive 0.08% for a 100 basis point rate decrease shock and a negative 2.20% for a 200 basis point rate increase shock, while the two-year cumulative risk to our net interest and dividend income (from a base case cumulative net interest and dividend income of $79.8 million) would be a negative 1.64% for a 100 basis point rate decrease shock and a negative 3.51% for a 200 basis point rate increase shock.

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

Financial Statements

The following are included in this item:

- Management’s Report on Internal Control over Financial Reporting (page 72)

- Report of Independent Registered Public Accounting Firm on Internal Control (page 73)

- Report of Independent Registered Public Accounting Firm (page 74)

- Consolidated Balance Sheets at December 31, 2011 and 2010 (page 75)

- Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009 (page 76)

- Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended

December 31, 2011, 2010 and 2009 (page 77)

- Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009 (page 78)

- Notes to the Consolidated Financial Statements (pages 79 to 116)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting, including safeguarding of assets as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2011, the Company maintained effective internal control over financial reporting, including safeguarding of assets.

/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer
(Principal Executive Officer)
March 9, 2012

/s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)
March 9, 2012

Report of Independent Registered Public Accounting Firm on Internal Control

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have audited Intervest Bancshares Corporation and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management assessment report (see prior page). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011 of the Company and our report dated March 9, 2012 expressed an unqualified opinion on those financial statements.

/s/ Hacker, Johnson & Smith, P.A., P.C.
Hacker, Johnson & Smith, P.A., P.C.
Tampa, Florida
March 9, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Hacker, Johnson & Smith, P.A., P.C.
Hacker, Johnson & Smith, P.A., P.C.
Tampa, Florida
March 9, 2012

Intervest Bancshares Corporation and Subsidiaries

Consolidated Balance Sheets

	At December 31,
($ in thousands, except par value)	2011	2010
ASSETS
Cash and due from banks	$22,992	$5,190
Federal funds sold and other short-term investments	6,871	18,721

Total cash and cash equivalents	29,863	23,911

Time deposits with banks	1,470	—
Securities held to maturity (estimated fair value of $698,804 and $606,658, respectively)	700,444	614,335
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	9,249	9,655
Loans receivable (net of allowance for loan losses of $30,415 and $34,840, respectively)	1,133,375	1,302,486
Accrued interest receivable	7,216	8,925
Loan fees receivable	4,188	5,470
Premises and equipment, net	4,104	4,612
Foreclosed real estate (net of valuation allowance of $6,037 and $2,688, respectively)	28,278	27,064
Deferred income tax asset	38,836	47,079
Other assets	12,517	27,331

Total assets	$1,969,540	$2,070,868

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$4,702	$4,149
Interest-bearing deposit accounts:
Checking (NOW) accounts	9,915	10,126
Savings accounts	9,505	10,123
Money market accounts	438,731	436,740
Certificate of deposit accounts	1,199,171	1,304,945

Total deposit accounts	1,662,024	1,766,083

Borrowed funds:
Federal Home Loan Bank advances	17,500	25,500
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	4,404	2,326
Mortgage note payable	—	148

Total borrowed funds	78,606	84,676

Accrued interest payable on deposits	3,676	4,593
Mortgage escrow funds payable	19,670	20,709
Other liabilities	8,033	8,847

Total liabilities	1,772,009	1,884,908

Commitments and contingencies (notes 5, 10, 11, 17, 18, 19 and 20)
STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 issued and outstanding)	25	25
Additional paid-in-capital, preferred	24,975	24,975
Preferred stock discount	(762)	(1,148)
Class A common stock ($1.00 par value; 62,000,000 shares authorized; 21,125,289 and 21,126,489 shares issued and outstanding at December 31, 2011 and 2010, respectively)	21,125	21,126
Additional paid-in-capital, common	84,765	84,705
Unearned compensation on restricted common stock awards	(483)	(749)
Retained earnings	67,886	57,026

Total stockholders’ equity	197,531	185,960

Total liabilities and stockholders’ equity	$1,969,540	$2,070,868

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
($ in thousands, except per share data)	2011	2010	2009
INTEREST AND DIVIDEND INCOME
Loans receivable	$81,185	$94,638	$106,105
Securities	11,633	12,411	17,473
Other interest-earning assets	19	23	20

Total interest and dividend income	92,837	107,072	123,598

INTEREST EXPENSE
Deposits	47,582	58,987	75,528
Subordinated debentures	—	—	796
Subordinated debentures - capital securities	2,072	2,148	2,713
FHLB advances and all other borrowed funds	886	1,557	1,963

Total interest expense	50,540	62,692	81,000

Net interest and dividend income	42,297	44,380	42,598
Provision for loan losses	5,018	101,463	10,865

Net interest and dividend income (expense) after provision for loan losses	37,279	(57,083)	31,733

NONINTEREST INCOME
Income from the early repayment of mortgage loans	2,516	1,420	1,235
Income from mortgage lending activities	1,507	1,646	1,214
Customer service fees	441	460	412
Gain from sales of securities available for sale	—	693	—
Loss from early call of investment securities	—	(917)	(306)
Impairment writedowns on investment securities	(201)	(1,192)	(2,258)
All other	45	—	—

Total noninterest income	4,308	2,110	297

NONINTEREST EXPENSES
Salaries and employee benefits	6,945	6,472	6,247
Occupancy and equipment, net	1,779	1,812	1,903
Data processing	416	1,712	1,131
Professional fees and services	1,657	2,368	1,812
Stationery, printing, supplies, postage and delivery	253	299	289
FDIC insurance	3,045	4,772	5,221
General insurance	560	538	378
Director and committee fees	415	369	372
Advertising and promotion	26	71	191
Real estate activities expense	1,619	4,105	4,945
Provision for real estate losses	3,349	15,509	2,275
Loss on early extinguishment of debentures	—	—	1,702
All other	765	656	618

Total noninterest expenses	20,829	38,683	27,084

Earnings (loss) before income taxes	20,758	(93,656)	4,946
Provision (benefit) for income taxes	9,512	(40,348)	1,816

Net earnings (loss)	11,246	(53,308)	3,130
Preferred stock dividend requirements and discount amortization	1,730	1,667	1,632

Net earnings (loss) available to common stockholders	$9,516	$(54,975)	$1,498

Basic earnings (loss) per common share	$0.45	$(4.95)	$0.18
Diluted earnings (loss) per common share	$0.45	$(4.95)	$0.18
Cash dividends per common share	$—	$—	$—

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31,
($ in thousands)	2011	2010	2009
PREFERRED STOCK
Balance at beginning and end of year	$25	$25	$25

ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning and end of year	24,975	24,975	24,975

PREFERRED STOCK DISCOUNT
Balance at beginning of year	(1,148)	(1,534)	(1,920)
Amortization of preferred stock discount	386	386	386

Balance at end of year	(762)	(1,148)	(1,534)

CLASS A COMMON STOCK
Balance at beginning of year	21,126	8,095	8,095
Issuance of 850,000 shares in a private placement	—	850	—
Issuance of 11,686,377 shares in a public offering	—	11,686	—
Issuance of 319,300 shares of restricted stock to employees/directors	—	319	—
Forfeitures of 1,200 shares of restricted stock issued to employees	(1)	—	—
Issuance of 580,000 shares upon conversion of Class B common stock	—	580	—
Retirement of 404,339 shares of treasury stock	—	(404)	—

Balance at end of year	21,125	21,126	8,095

CLASS B COMMON STOCK
Balance at beginning of year	—	580	580
Conversion of 580,000 shares into Class A common stock	—	(580)	—

Balance at end of year	—	—	580

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of year	84,705	81,353	81,157
Issuance of 850,000 Class A shares in a private placement, net of issuance costs	—	3,145	—
Issuance of 11,686,377 Class A shares in a public offering, net of issuance costs	—	9,331	—
Issuance of 319,300 Class A shares of restricted stock to employees/directors	—	431	—
Forfeitures of 1,200 Class A shares of restricted stock issued to employees	(2)	—	—
Retirement of 404,339 Class A shares of treasury stock	—	(9,596)	—
Compensation expense related to grants of stock options	62	41	196

Balance at end of year	84,765	84,705	81,353

UNEARNED COMPENSATION ON RESTRICTED COMMON STOCK AWARDS
Balance at beginning of year	(749)	—	—
Issuance of 319,300 shares of restricted Class A stock to employees/directors	—	(750)	—
Amortization of unearned compensation to compensation expense	266	1	—

Balance at end of year	(483)	(749)	—

RETAINED EARNINGS
Balance at beginning of year	57,026	110,560	109,062
Net earnings (loss) for the year	11,246	(53,308)	3,130
Preferred stock dividends accrued	—	160	(128)
Cash dividends paid to preferred stockholder - U.S. Treasury	—	—	(1,118)
Preferred stock discount amortization	(386)	(386)	(386)

Balance at end of year	67,886	57,026	110,560

TREASURY COMMON STOCK
Balance at beginning of year	—	(10,000)	(10,000)
Retirement of 404,339 shares of treasury stock	—	10,000	—

Balance at end of year	—	—	(10,000)

Total stockholders’ equity at end of year	$197,531	$185,960	$214,054

Total preferred stockholder’s equity at end of year	$24,238	$23,852	$23,466
Total common stockholders’ equity at end of year	173,293	162,108	190,588

Total stockholders’ equity at end of year	$197,531	$185,960	$214,054

RECONCILIATION OF COMMON SHARES OUTSTANDING
Total Class A and Class B shares outstanding at beginning of year	21,126,489	8,270,812	8,270,812
Issuance of shares in a private placement	—	850,000	—
Issuance of shares in a public offering	—	11,686,377	—
(Forfeitures) issuance of restricted shares	(1,200)	319,300	—

Total Class A and Class B shares outstanding at end of year	21,125,289	21,126,489	8,270,812

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2011	2010	2009

OPERATING ACTIVITIES
Net earnings (loss) before preferred dividend requirements and discount amortization	$11,246	$(53,308)	$3,130
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	357	368	510
Provisions for loan and real estate losses	8,367	116,972	13,140
Deferred income tax expense (benefit)	8,243	(29,035)	(4,541)
Compensation expense related to grants of common stock and options	326	41	196
Amortization of deferred debenture offering costs	37	37	145
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(1,448)	951	(2,856)
Net gain from sale of securities available for sale	—	(693)	—
Net (gain) loss on sales/transfers of foreclosed real estate	(188)	127	(10)
Net gain from sale of premises	(44)	—	—
Net loss on early extinguishments of debentures	—	—	1,702
Impairment writedowns on investment securities	201	1,192	2,258
Net increase (decrease) in accrued interest payable on debentures	2,099	2,177	(1,997)
Net (decrease) increase in official checks outstanding	(1,605)	1,389	(6,643)
Net decrease in loan fees receivable	1,282	2,420	700
Net change in all other assets and liabilities	17,244	(5,798)	(13,080)

Net cash provided by (used in) operating activities	46,117	36,840	(7,346)

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	807,038	789,442	611,451
Purchases of securities held to maturity	(894,680)	(798,231)	(774,237)
Purchases of interest-earning time deposits with banks	(1,470)	—	—
Proceeds from sales of securities available for sale	—	24,772	—
Proceeds from sales of foreclosed real estate	—	14,035	48
Proceeds from sales of loans in bulk sale	—	110,001	—
Proceeds from sales of premises	379	—	—
Repayments (originations) of loans receivable, net	161,592	116,640	(11,065)
Redemptions (purchases) of FRB and FHLB stock, net	406	1,053	(1,807)
Purchases of premises and equipment	(184)	(56)	(19)

Net cash provided by (used in) investing activities	73,081	257,656	(175,629)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(104,059)	(263,901)	165,849
Net (decrease) increase in mortgage escrow funds payable	(1,039)	(3,654)	335
Net (decrease) increase in FHLB advances - original terms of 3 months or less	—	(11,000)	11,000
Net decrease in FHLB advances - original terms of more than 3 months	(8,000)	(25,000)	—
Principal repayments of debentures and mortgage note payable	(148)	(19)	(40,017)
Cash received from issuance of common stock, net of issuance costs	—	25,012	—
Cash dividends paid to preferred stockholder - U.S. Treasury	—	—	(1,118)

Net cash (used in) provided by financing activities	(113,246)	(278,562)	136,049

Net increase (decrease) in cash and cash equivalents	5,952	15,934	(46,926)
Cash and cash equivalents at beginning of year	23,911	7,977	54,903

Cash and cash equivalents at end of year	$29,863	$23,911	$7,977

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$49,342	$62,120	$83,519
Cash (received from refunds of) paid for income taxes, net	(10,340)	929	5,748
Loans transferred to foreclosed real estate	4,375	40,885	27,748
Loans originated to finance sales of foreclosed real estate	—	16,016	2,650
Loans held to maturity transferred to loans available for sale	—	110,001	—
Preferred stock dividend requirements and amortization of related discount	1,730	1,667	1,632
Securities held to maturity transferred to securities available for sale	—	24,079	—

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

1.	Description of Business and Summary of Significant Accounting Policies

Intervest Bancshares Corporation (IBC) is a bank holding company incorporated in 1993 under the laws of the State of Delaware. IBC’s Class A common stock trades on the Nasdaq Global Select Market: symbol IBCA.

IBC is the parent company of Intervest National Bank (INB) and IBC owns 100% of INB’s capital stock. INB is a nationally chartered commercial bank that opened on April 1, 1999. IBC also owned 100% of Intervest Mortgage Corporation (IMC) whose business had focused on commercial and multifamily real estate lending funded by the issuance of its subordinated debentures in public offerings. IMC was merged into IBC effective January 1, 2011 and IMC’s then remaining net assets of $9.5 million were transferred to IBC. IBC does not engage in any other substantial business activities other than a limited amount of real estate mortgage lending, including the participation in loans originated by INB. From time to time, IBC issues debt and equity securities to raise funds as needed for working capital purposes. References to “we,” “us” and “our” in these footnotes refer to IBC and INB on a consolidated basis, unless otherwise specified.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

For the Years Ended December 31, 2011, 2010 and 2009

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Loans Receivable, Continued

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Loans Receivable, Continued

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

For the Years Ended December 31, 2011, 2010 and 2009

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses and Impaired Loans, Continued

A TDR is a loan that we have restructured, for economic or legal reasons related to a borrower’s financial difficulties, and for which we have granted certain concessions to the borrower that we would not otherwise have considered. These concessions are made to provide payment relief generally consisting of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments. In determining if a concession has been made, we also consider if the borrower is able to access funds in the general market place at a market rate for debt with similar risk characteristics as the restructured debt. A loan that is extended or renewed at a stated interest rate equal to the current interest rate for a new loan originated by us with similar risk is not reported as a restructured loan. A TDR that is on nonaccrual status is returned to an accrual status if ultimate collectability of all the contractual principal is assured, and the borrower has demonstrated satisfactory payment performance either before or after the restructuring, usually consisting of a six-month period.

Our regulators, as an integral part of their examination process, also periodically review our allowances for loan and real estate losses. Accordingly, we may be required to take chargeoffs and/or recognize additions to these allowances based on the regulators’ judgment concerning information available to them during their examination.

There were no changes to our methodology for the allowance for loan loss during the year ended December 31, 2011.

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

Deferred Debenture Offering Costs

Costs relating to offerings of our debentures consisting primarily of underwriters’ commissions are amortized over the life of the debentures. At December 31, 2011 and 2010, these costs totaled $0.8 million, net of accumulated amortization of $0.3 million.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

Uncertain tax positions are recognized if it is more likely (a likelihood of more than 50 percent) than not that the tax position will be realized or sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. At December 31, 2011, we were not aware of any uncertain tax positions that would have a material effect on our financial statements.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

For the Years Ended December 31, 2011, 2010 and 2009

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Recent Accounting Standards Update, Continued

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

For the Years Ended December 31, 2011, 2010 and 2009

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

2.	Securities Held to Maturity

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Remaining Maturity
At December 31, 2011
U.S. government agencies (1)	345	$696,066	$2,381	$153	$698,294	1.38%	4.8 Years
Corporate (2)	8	4,378	—	3,868	510	2.09%	21.9 Years

	353	$700,444	$2,381	$4,021	$698,804	1.39%	5.0 Years

At December 31, 2010
U.S. government agencies (1)	345	$609,755	$1,661	$5,468	$605,948	1.63%	4.8 Years
Corporate (2)	8	4,580	—	3,870	710	2.02%	22.6 Years

	353	$614,335	$1,661	$9,338	$606,658	1.63%	5.0 Years

(1)	Consist of debt obligations of U.S. government sponsored agencies - FHLB, FNMA, FHLMC or FFCB.
(2)	Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry.

Amortized cost at December 31, 2011 and 2010 is reported net of other than temporary impairment charges of $3.7 million and $3.5 million, respectively.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those for twelve months or longer at the respective dates are summarized as follows:

		Less Than Twelve Months		Twelve Months or Longer		Total
($ in thousands)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At December 31, 2011
U.S. government agencies	49	$100,058	$153	$—	$—	$100,058	$153
Corporate	8	—	—	510	3,868	510	3,868

	57	$100,058	$153	$510	$3,868	$100,568	$4,021

At December 31, 2010
U.S. government agencies	186	$316,238	$5,468	$—	$—	$316,238	$5,468
Corporate	8	—	—	710	3,870	710	3,870

	194	$316,238	$5,468	$710	$3,870	$316,948	$9,338

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

2.	Securities Held to Maturity, Continued

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

The following table provides various information regarding investments in trust preferred securities.

($ in thousands)
Cusip # (1)	Credit Rating	Cost Basis	Write Downs (2)	Adj. Cost Basis	Estimated Fair Value (3)	Unrealized Loss	% of Collateral Defaulted	% of Collateral Deferred	# of Banks in Pool	OTTI (4)	Discount Margin (4)
At December 31, 2011
74041PAEO	C	$999	$(652)	$347	$33	$(314)	35.36%	10.55%	39	Yes	1.90%
74040XAD6	C+	1,016	(264)	752	146	(606)	14.74%	16.28%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	146	(607)	14.74%	16.28%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	145	(608)	14.74%	16.28%	54	Yes	1.80%
74040YAF9	C	981	(676)	305	5	(300)	24.27%	25.71%	58	Yes	1.70%
74040YAE2	C	1,000	(695)	305	5	(300)	24.27%	25.71%	58	Yes	1.70%
74041UAE9	C+	1,022	(441)	581	15	(566)	7.62%	24.97%	64	Yes	1.57%
74041UAE9	C+	1,023	(441)	582	15	(567)	7.62%	24.97%	64	Yes	1.57%

		$8,029	$(3,651)	$4,378	$510	$(3,868)

At December 31, 2010
74041PAEO	C	$1,000	$(642)	$358	$33	$(325)	34.53%	9.34%	39	Yes	1.90%
74040XAD6	C+	1,016	(262)	754	154	(600)	14.39%	15.94%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	152	(601)	14.39%	15.94%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	152	(601)	14.39%	15.94%	54	Yes	1.80%
74040YAF9	C	981	(629)	352	12	(340)	15.69%	29.80%	58	Yes	1.70%
74040YAE2	C	1,000	(648)	352	12	(340)	15.69%	29.80%	58	Yes	1.70%
74041UAE9	C+	1,022	(393)	629	98	(531)	7.56%	26.17%	64	Yes	1.57%
74041UAE9	C+	1,023	(394)	629	97	(532)	7.56%	26.17%	64	Yes	1.57%

		$8,030	$(3,450)	$4,580	$710	$(3,870)

(1)

At December 31, 2011 all of these securities were on cash basis accounting because INB is currently not receiving contractual interest payments on these securities. The cash flows for the interest payments on these securities are being redirected to a more senior class of bondholders to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the security’s underlying performing collateral to a level where a predetermined coverage test fails and requires cash flows from interest payments to be redirected to a senior class of security holders. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of the cash flow and cash interest payments would resume on INB’s bonds, although no such assurance can be given as to the amount and timing of the resumption, if any. In 2011, INB received payments of interest on 74040XAD6 and 74040XAE4 totaling $63,000.

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

For the Years Ended December 31, 2011, 2010 and 2009

2.	Securities Held to Maturity, Continued

The amortized cost and estimated fair value of securities held to maturity by remaining term to contractual maturity as of December 31, 2011 is as follows:

($ in thousands)	Amortized Cost	Estimated Fair Value	Average Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	483,149	484,792	1.21
Due after five years through ten years	207,218	207,783	1.76
Due after ten years	10,077	6,229	2.30

	$700,444	$698,804	1.39%

In March 2010, securities held to maturity with a carrying value of $24.1 million (estimated fair value of $24.8 million) were transferred to available-for-sale and promptly sold. A gross gain of $0.7 million was realized. The securities sold consisted non-callable, fixed-rate U.S. government agency securities that were scheduled to mature at various times from 2011 through 2013. This transaction was undertaken to enhance INB’s capital level in response to its higher regulatory capital requirements. At December 31, 2011 and 2010, there were no securities classified as available for sale. There were no sales of securities in 2011 or 2009.

3.	Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At December 31, 2011		At December 31, 2010
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	347	$864,470	372	$948,275
Multifamily loans	161	290,011	193	380,180
Land loans	9	11,218	10	12,550

	517	1,165,699	575	1,341,005

One to four family loans	1	25	2	416
Commercial business loans	19	1,520	20	1,454
Consumer loans	12	329	8	107

	32	1,874	30	1,977

Loans receivable, gross	549	1,167,573	605	1,342,982

Deferred loan fees		(3,783)		(5,656)

Loans receivable, net of deferred fees		1,163,790		1,337,326
Allowance for loan losses		(30,415)		(34,840)

Loans receivable, net		$1,133,375		$1,302,486

At December 31, 2011 and 2010, there were $57.2 million and $52.9 million of loans, respectively, on nonaccrual status and $9.0 million and $3.6 million, respectively, of loans classified as accruing troubled debt restructured loans (TDRs). The total of these loans represented all of our impaired loans as of those dates.

At December 31, 2011 and 2010, there was one loan totaling $1.9 million, compared to three loans totaling $7.5 million, respectively, that were ninety days past due and still accruing interest. The ninety days past due and still accruing loan at December 31, 2011 has matured and the borrower continues to make monthly payments. This loan was in the process of being extended as of December 31, 2011.

At December 31, 2011 and 2010, a specific impairment valuation allowance (included in the allowance for loan losses) totaling $8.0 million and $7.2 million, respectively, was maintained on impaired loans. All of our loans are evaluated for impairment on a loan-by-loan basis.

In May 2010, we sold in bulk $83.7 million of nonaccrual loans, $102.6 million of accruing TDRs and $5.9 million of other performing loans. The loans were sold at a substantial discount to their net carrying values for total proceeds of $110.0 million. In connection with the sale, we recorded $82.2 million of loan chargeoffs and a $73.4 million provision for loan losses.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

3.	Loans Receivable, Continued

The recorded investment, corresponding specific valuation allowance and unpaid principal balance of our impaired loans at the dates indicated is summarized follows:

	Recorded Investment (1) by State					Specific Valuation Allowance (2)	Total Unpaid Principal (3)	# of Loans
($ in thousands)	NY	FL	NJ	OH	Total
At December 31, 2011
Commercial real estate:
Retail	$9,285	$9,504	$500	$2,304	$21,593	$2,741	$26,018	7
Office Building	888	14,834	1,065	—	16,787	884	17,733	3
Warehouse	950	1,800	—	—	2,750	299	3,251	2
Mixed Use	5,508	—	—	—	5,508	944	5,796	4
Multifamily	3,730	13,046	—	—	16,776	2,137	18,122	8
Land	290	2,565	—	—	2,855	1,009	2,855	2

Totals	$20,651	$41,749	$1,565	$2,304	$66,269	$8,014	$73,775	26

At December 31, 2010
Commercial real estate:
Retail	$3,017	$10,834	$500	$4,712	$19,063	$3,741	$19,303	5
Office Building	5,973	17,485	—	—	23,458	2,542	23,458	4
Warehouse	2,614	—	—	—	2,614	112	2,614	2
Mixed Use	3,929	—	—	—	3,929	515	3,929	2
Multifamily	2,981	2,863	—	1,647	7,491	295	9,372	4

Totals	$18,514	$31,182	$500	$6,359	$56,555	$7,205	$58,676	17

(1)	Represents unpaid principal balance less any partial principal chargeoffs and interest received and applied as a reduction of principal.
(2)	Represents a specific valuation allowance against the recorded investment included as part of the overall allowance for loan losses. All of our impaired loans have a specific valuation allowance.
(3)	Represents contractual unpaid principal balance (for informational purposes only).

Other	information related to our impaired loans is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2011	2010	2009
Average recorded investment in nonaccrual loans	$51,356	$53,207	$120,309
Total cash basis interest income recognized on nonaccrual loans	2,437	1,461	2,500

Average recorded investment in accruing TDR loans	5,417	48,554	60,751
Total interest income recognized on accruing TDR loans under modified terms	299	2,150	2,300

Age analysis of our loan portfolio at December 31, 2011 is summarized as follows:

($ in thousands)	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$794,196	$21,807	$3,500	$1,925	$27,232	$—
Multifamily	272,640	3,069	394	—	3,463	—
Land	10,928	—	—	—	—	—
All other	1,874	—	—	—	—

Total accruing loans	1,079,638	24,876	3,894	1,925	30,695	—

Nonaccrual Loans (1):
Commercial real estate	39,854	—	—	3,188	3,188	43,042
Multifamily	7,378	—	2,792	3,738	6,530	13,908
Land	—	—	—	290	290	290

Total nonaccrual loans	47,232	—	2,792	7,216	10,008	57,240

Total loans	$1,126,870	$24,876	$6,686	$9,141	$40,703	$57,240

(1)

The amount of nonaccrual loans in the current column included $45.7 million of TDRs for which payments are being made in accordance with their restructured terms, but the loans were maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion was comprised of certain paying loans classified nonaccrual. Interest income from loan payments on loans in nonaccrual status is recognized on a cash basis.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

3.	Loans Receivable, Continued

Age analysis of our loan portfolio at December 31, 2010 is summarized as follows:

($ in thousands)	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$892,332	$2,731	$680	$7,100	$10,511	$—
Multifamily	364,649	4,331	3,328	381	8,040	—
Land	12,256	294	—	—	294	—
All other	1,977	—	—	—	—

Total accruing loans	1,271,214	7,356	4,008	7,481	18,845	—

Nonaccrual Loans:
Commercial real estate (1)	22,743	14,834	—	7,855	22,689	45,432
Multifamily	—	1,131	—	6,360	7,491	7,491

Total nonaccrual loans	22,743	15,965	—	14,215	30,180	52,923

Total loans	$1,293,957	$23,321	$4,008	$21,696	$49,025	$52,923

(1)

The amount of nonaccrual loans in the current column included $21.5 million of TDRs for which payments are being made in accordance with their restructured terms, but the loans are maintained on nonaccrual status in accordance with regulatory guidance.

Information regarding the credit quality of the loan portfolio based on internally assigned grades follows:

($ in thousands)	Pass	Special Mention	Substandard (1)	Doubtful	Total
At December 31, 2011
Commercial real estate	$791,295	$13,108	$59,355	$712	$864,470
Multifamily	270,281	2,954	16,776	—	290,011
Land	8,100	—	3,118	—	11,218
All other	1,874	—	—	—	1,874

Total loans	$1,071,550	$16,062	$79,249	$712	$1,167,573

Allocation of allowance for loan losses	$20,353	$392	$9,314	$356	$30,415

At December 31, 2010
Commercial real estate	$858,632	$23,295	$66,348	$—	$948,275
Multifamily	346,589	14,127	19,464	—	380,180
Land	9,417	2,837	296	—	12,550
All other	1,977	—	—	—	1,977

Total loans	$1,216,615	$40,259	$86,108	$—	$1,342,982

Allocation of allowance for loan losses	$23,236	$1,174	$10,430	$—	$34,840

(1)

Substandard and doubtful loans consist of $57.2 million of nonaccrual loans, $9.0 million of accruing TDRs and $13.7 million of other performing loans at December 31, 2011, compared to $52.9 million of nonaccrual loans, $3.6 million of accruing TDRs and $29.6 million of other performing loans at December 31, 2010. For a discussion regarding the rating criteria, see note 1.

Information regarding loans restructured during 2011 and considered TDRs is as follows:

	Number of Loans	Recorded Investment
($ in thousands)		Pre-Modification	Post-Modification
Commercial real estate - modified interest rate and amortization period	4	$23,123	$22,546
Multifamily - modified interest rate and amortization period	5	11,592	10,246
Land - modified amortization period	1	2,565	2,565

	10	$37,280	$35,357

At December 31, 2011, we had a total of $54.7 million of TDR loans (of which $45.7 million were classified nonaccrual and $9.0 million accrual), compared to $25.1 million (of which $21.5 million were classified nonaccrual and $3.6 million accrual) at December 31, 2010. All of these loans are considered impaired loans. Normally, our restructured loans are classified nonaccrual if at the time of restructuring the loan was on nonaccrual status. Once a sufficient amount of time has passed, generally six months, if the restructured loan has performed under the modified terms and the collectability of all principal and interest is reasonably assured, the loan is normally returned to an accruing TDR status.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

3.	Loans Receivable, Continued

In addition to the passage of time, we also consider the payment performance prior to restructure, collateral value and the ability of the borrower to make principal and interest payments in accordance with the modified terms. In 2011, there were no restructured loans returned to accrual status. In 2011, we partially charged off a total of $5.8 million of principal on seven performing TDRs (all of which are classified as nonaccrual loans) as result of updated appraisals indicating that the estimated fair value of the underlying collateral was less than the principal balance of the loan. The borrowers however remain obligated to pay all contractual principal amounts due. There were no TDRs that subsequently defaulted during 2011.

The geographic distribution of the loan portfolio by state follows:

($ in thousands)	At December 31, 2011		At December 31, 2010
	Amount	% of Total	Amount	% of Total
New York	$763,770	65.4%	$916,485	68.2%
Florida	296,604	25.4	310,560	23.1
New Jersey	30,807	2.6	32,482	2.4
Pennsylvania	22,548	1.9	23,360	1.7
Connecticut	11,569	1.0	11,816	0.9
Georgia	9,102	0.8	9,254	0.7
Virginia	8,203	0.7	8,377	0.6
North Carolina	7,732	0.7	7,859	0.6
Kentucky	7,674	0.7	7,826	0.6
Ohio	3,138	0.3	7,215	0.6
All other states	6,426	0.5	7,748	0.6

	$1,167,573	100.0%	$1,342,982	100.0%

4.	Allowance for Loan Losses

Activity in the allowance for loan losses by loan type for the periods indicated is as follows:

($ in thousands)	Commercial Real Estate	Multifamily	Land	All Other	Total
Balance at December 31, 2008	$15,982	$10,789	$1,742	$11	$28,524
Loan chargeoffs	(3,253)	(1,799)	(3,051)	—	(8,103)
Loan recoveries	—	1,354	—	—	1,354
Provision for loan losses	6,546	1,352	2,959	8	10,865

Balance at December 31, 2009	$19,275	$11,696	$1,650	$19	$32,640

Loan chargeoffs	(59,469)	(34,576)	(6,101)	—	(100,146)
Loan recoveries	—	883	—	—	883
Provision (credit) for loan losses	62,113	33,353	6,004	(7)	101,463

Balance at December 31, 2010	$21,919	$11,356	$1,553	$12	$34,840

Loan chargeoffs	(7,186)	(2,412)	—	—	(9,598)
Loan recoveries	90	65	—	—	155
Provision (credit) for loan losses	4,333	171	516	(2)	5,018

Balance at December 31, 2011	$19,156	$9,180	$2,069	$10	$30,415

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

5.	Premises and Equipment, Lease Commitments, Rental Expense and Sublease Income

Premises and equipment is as follows:

	At December 31,
($ in thousands)	2011	2010
Land	$1,264	$1,516
Buildings	5,006	5,038
Leasehold improvements	1,632	1,645
Furniture, fixtures and equipment	1,702	1,688

Total cost	9,604	9,887

Less accumulated deprecation and amortization	(5,500)	(5,275)

Net book value	$4,104	$4,612

Depreciation and amortization of premises and equipment is reflected as a component of noninterest expense in the consolidated statements of operations and amounted to $0.4 million in 2011 and 2010, and $0.5 million in 2009.

The offices of IBC and INB’s headquarters and full-service banking office are located in leased premises on the entire fourth floor of One Rockefeller Plaza in New York City, with such lease expiring in March 2014. In addition, INB leases its Belcher Road and Mandalay Avenue branch offices in Florida, with such leases expiring in June 2012 and January 2016, respectively. Additionally, INB has options to extend the Belcher office lease (for an additional five years) and the Mandalay office lease (for an additional five years) prior to expiration, the costs of which is not reflected in the table below. All the leases above contain operating escalation clauses related to taxes and operating costs based upon various criteria and are accounted for as operating leases. INB owns all of its remaining offices in Florida and also leases a portion of the space in its office buildings in Florida that is not used for banking operations to other companies under leases that expire at various times through April 2014.

Future minimum annual lease payments and sublease income due under non-cancelable leases at December 31, 2011 are as follows:

	Minimum Rentals
($ in thousands)	Lease Expense (1)	Sublease Income (1)
In 2012	$1,424	$248
In 2013	1,356	80
In 2014	391	22
In 2015	72	—
In 2016 and thereafter	6	—

	$3,249	$350

(1)	Rent expense under operating leases aggregated to $1.2 million in 2011 and $1.1 million in 2010 and 2009. Lease rental income aggregated to $0.4 million in 2011, 2010 and 2009.

6.	Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At December 31, 2011		At December 31, 2010
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	4	$11,542	2	$7,932
Multifamily	3	13,727	3	14,573
Land	2	3,009	2	4,559

Real estate acquired through foreclosure	9	$28,278	7	$27,064

(1)	Reported net of any associated valuation allowance.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

6.	Foreclosed Real Estate and Valuation Allowance for Real Estate Losses, Continued

Activity in the valuation allowance for real estate losses is as follows:

	For the Year Ended December 31,
($ in thousands)	2011	2010	2009
Valuation allowance at beginning of year	$2,688	$2,793	$518
Provision for real estate losses charged to expense	3,349	15,509	2,275
Real estate chargeoffs:
Commercial real estate	—	(4,963)	—
Multifamily	—	(7,880)	—
Land	—	(2,771)	—

Total real estate chargeoffs	—	(15,614)	—

Valuation allowance at end of year	$6,037	$2,688	$2,793

In May 2010, $14.4 million of foreclosed real estate was sold in a bulk sale at substantial discounts to their then net carrying values for net proceeds of $9.1 million. In connection with the sale, we recorded a $5.3 million provision for real estate losses and a like amount of real estate chargeoffs, all of which are included in the table above for the year ended December 31, 2010.

7.	Deposits

Scheduled maturities of certificates of deposit accounts (CDs) are as follows:

	At December 31, 2011		At December 31, 2010
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$514,667	2.83%	$431,881	3.09%
Over one to two years	397,394	3.58	349,174	3.63
Over two to three years	136,226	3.43	298,287	4.26
Over three to four years	67,855	3.27	113,587	3.78
Over four years	83,029	3.91	112,016	4.13

	$1,199,171	3.25%	$1,304,945	3.65%

CDs of $100,000 or more totaled $600 million at December 31, 2011 and $639 million at December 31, 2010 and included brokered CDs of $128 million and $159 million, respectively.

At December 31, 2011, all CDs of $100,000 or more (inclusive of brokered CDs) by remaining maturity were as follows: $245 million due within one year; $206 million due over one to two years; $68 million due over two to three years; $29 million due over three to four years; and $52 million due thereafter.

At December 31, 2011, brokered CDs had a weighted average rate of 4.95% and their remaining maturity were as follows: $50 million due within one year; $38 million due over one to two years; $23 million due over two to three years; none due over three to four years; and $17 million due thereafter.

Interest expense on deposit accounts is as follows:

	For the Year Ended December 31,
($ in thousands)	2011	2010	2009
Interest checking accounts	$79	$97	$107
Savings accounts	58	91	185
Money market accounts	3,669	5,107	8,531
Certificates of deposit accounts	43,776	53,692	66,705

	$47,582	$58,987	$75,528

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

8.	FHLB Advances and Lines of Credit

At December 31, 2011, INB had $30 million of unsecured credit lines that were cancelable at any time. As a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can borrow from these institutions on a secured basis. At December 31, 2011, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $731 million from the FHLB and FRB if needed.

The following is a summary of certain information regarding FHLB advances in the aggregate:

	At or For the Year Ended December 31,
($ in thousands)	2011	2010	2009
Balance at year end	$17,500	$25,500	$61,500
Maximum amount outstanding at any month end during the year	$25,500	$55,500	$61,500
Average outstanding balance for the year	$21,574	$40,171	$51,042
Weighted-average interest rate paid for the year	4.10%	3.85%	3.82%
Weighted-average interest rate at year end	4.10%	4.02%	3.18%

Scheduled contractual maturities of outstanding FHLB advances as of December 31, 2011 were as follows:

($ in thousands)	Amount	Rate
Due January 17, 2012	$4,000	3.85%
Due March 12, 2012	3,000	3.94%
Due September 5, 2012	3,500	4.28%
Due March 11, 2013	3,000	4.17%
Due September 9, 2013	4,000	4.26%

	$17,500	4.10%

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

10.	Subordinated Debentures - Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding at December 31, 2011 are summarized as follows:

($ in thousands)	Principal	Accrued Interest Payable	Interest Rate
Capital Securities II - debentures due September 17, 2033	$15,464	$1,079	3.50%
Capital Securities III - debentures due March 17, 2034	15,464	1,025	3.35%
Capital Securities IV - debentures due September 20, 2034	15,464	889	2.96%
Capital Securities V - debentures due December 15, 2036	10,310	1,368	2.20%

	$56,702	$4,361

The securities are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. Each Trust was formed with a capital contribution from IBC and for the sole purpose of issuing and administering the Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire IBC’s Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of IBC’s capital contributions of $1.7 million, total $55 million and qualify as regulatory Tier 1 capital up to certain limits. IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II to IV were capitalized and are being amortized over the contractual life of the securities using the straight-line method. The unamortized balance totaled $0.8 million at December 31, 2011. There were no issuance costs associated with Capital Securities V.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

10.	Subordinated Debentures - Capital Securities, Continued

As of December 31, 2011, interest payments on the Junior Subordinated Debentures (and the corresponding distributions on the Capital Securities) are payable in arrears as follows:

•	Capital Securities II - quarterly at the rate of 2.95% over 3 month libor;

•	Capital Securities III - quarterly at the rate of 2.79% over 3 month libor;

•	Capital Securities IV- quarterly at the rate of 2.40% over 3 month libor; and

•	Capital Securities V - quarterly at the rate of 1.65% over 3 month libor.

Interest payments may be deferred at any time and from time to time during the term of the Junior Subordinated Debentures at IBC’s election for up to 20 consecutive quarterly periods, or 5 years. There is no limitation on the number of extension periods IBC may elect, provided, however, no deferral period may extend beyond the maturity date of the Junior Subordinated Debentures. During an interest deferral period, interest will continue to accrue on the Junior Subordinated Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, IBC will be obligated to pay all interest then accrued and unpaid. During the deferral period, among other restrictions, IBC and any affiliate cannot, subject to certain exceptions: (i) declare or pay any dividends or distributions on, or redeem, purchase or acquire any capital stock of IBC or its affiliates (other than payment of dividends to IBC); or (ii) make any payment of principal or interest or premium on, or repay, repurchase or redeem any debt securities of IBC or its affiliates that rank pari passu with or junior to the Junior Subordinated Debentures. In February 2010, IBC exercised its right to defer interest payments. This deferral does not constitute a default under the indentures governing the securities. At December 31 2011, IBC had accrued and expensed a total of $4.4 million of interest payments on the Junior Subordinated Debentures.

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

As a condition of its public common stock offering in 2010, IBC agreed to no longer issue or authorize the issuance of any Class B common stock and to ask its stockholders (at its 2011 annual meeting of stockholders held in May 2011) to vote on and approve a proposal to amend and restate IBC’s Certificate of Incorporation to eliminate any and all references to Class B common stock and to rename its Class A common stock “common stock.” Such proposal did not receive the requisite vote required for approval. IBC is required to seek such approval at each subsequent annual or special meeting of its stockholders until such approval is obtained.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

11.	Stockholders' Equity, Continued

In 2010, IBC completed the following transactions:

•	May 25 - Issued 850,000 shares of Class A common stock in a private placement at price of $5.00 per share for net proceeds of $4.0 million.

•	June 30 - Cancelled 404,339 shares of Class A common stock (held as treasury stock). The shares had an aggregate cost of $10.0 million or average purchase price per share of $24.73.

•

October 20 - Issued 10,600,000 shares of Class A common stock in a public offering at a price of $1.95 per share for net proceeds of $19.1 million. Concurrent with the offering, the three holders of IBC’s then outstanding Class B common stock totaling 580,000 shares converted all of their shares into shares of Class A common stock at the conversion rate of one share of Class A common stock for each share of Class B common stock.

•

November 3 - Issued 1,086,377 shares of Class A common stock in connection with the exercise by the underwriter of a portion of its over-allotment option at a price of $1.95 per share for net proceeds of $1.9 million.

•	December 9 - Issued 319,300 shares of restricted Class A common stock that were awarded to employees and directors as discussed in note 14.

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

The Preferred Shares carry a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% beginning in December 2013. Dividends compound if they accrue and are not paid and they also reduce earnings or increase losses available to common stockholders. The Preferred Shares have a liquidation preference of $1,000 per share, plus accrued and unpaid dividends. IBC may redeem the Preferred Shares at any time, in whole or in part, subject to the approval of its primary regulator. While the Preferred Shares are outstanding, certain restrictions apply to IBC, including, among others the following: the Preferred Shares have a senior rank and IBC cannot issue other preferred stock senior to the Preferred Shares; and until December 23, 2012, unless the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the shares to a non-affiliated third party, IBC may not increase its common stock cash dividend (which was last paid in June 2008 in the amount of $0.25 per share) or repurchase common stock or other equity shares (subject to certain limited exceptions) without the Treasury’s approval.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

11.	Stockholders’ Equity, Continued

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

In February 2010, IBC ceased declaration and payment of dividends on the preferred stock held by the Treasury as required by IBC’s primary regulator. IBC has missed nine dividend payments as of the date of filing of this report. At December 31, 2011, the amount of Preferred Share Dividends undeclared, unpaid and in arrears totaled $2.8 million.

In April 2011, IBC agreed with the Treasury to have one or more of its representatives attend and observe IBC’s and INB’s full Board of Director meetings as well as certain meetings of committees of each Board, as appropriate. The observers participate primarily by listening to discussions and presentations in such meetings, limiting their participation to clarifying questions on materials distributed, presentations made or actions proposed or taken at such meetings. In December 2011, Treasury indicated that it intends to exercise its right to appoint two directors at such time as they have identified appropriate candidates.

The Warrant held by the Treasury is exercisable at any time at the option of the Treasury and expires on December 23, 2018. The Warrant has anti-dilution protections and certain other protections for the holder, as well as potential registration rights upon written request from the Treasury. If requested by the Treasury, the Warrant (and the underlying common stock) may need to be listed on a national securities exchange. The Treasury has agreed not to exercise voting rights with respect to common shares it may acquire upon exercise of the Warrant. If the Preferred Shares are redeemed in whole, IBC can purchase the Warrant or any common shares held by the Treasury at their fair market value at that time. Our senior executive officers have also agreed to limit certain compensation, bonus, incentive and other benefits plans, arrangements, and policies with respect to them during the period that the Treasury owns any securities acquired in the Transaction. Among other things, no executive compensation in excess of $500,000 per annum can be deducted for tax purposes.

12.	Asset and Dividend Restrictions

In addition to the restrictions discussed in note 11, INB is required under FRB regulations to maintain reserves against its transaction accounts. At December 31, 2011 and 2010, balances maintained as reserves were approximately $0.9 million and $1.0 million, respectively. The FRB pays interest on required and excess reserve balances based on a defined formula.

As a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity. At December 31, 2011 and 2010, the total investment aggregated to $9.2 million and $9.7 million, respectively. At December 31, 2011 and 2010, U.S. government agency security investments with a carrying value of approximately $32 million and $53 million, respectively, were pledged against lines of credit. At December 31, 2011 and 2010, certain mortgage loans totaling approximately $142 million and $167 million, respectively, were also pledged against lines of credit.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

12.	Asset and Dividend Restrictions, Continued

These restrictions take into consideration various factors such as whether there are sufficient net earnings, as defined, liquidity, asset quality, capital adequacy and economic conditions. No cash common stock dividends have been declared or paid since June 2008. In 2009, cash dividends totaling $1.1 million were declared and paid on the Series A Preferred Stock held by the U.S. Treasury. No preferred dividends were declared or paid in 2011 or 2010 as discussed below.

In February 2010, the FRB, IBC’s primary regulator, the FRB, informed IBC that it may not, without the prior approval of the FRB, pay dividends on or redeem its capital stock, pay interest on or redeem its trust preferred securities, or incur new debt. INB was also informed by its primary regulator, the OCC, that it cannot pay any cash dividends to IBC. Accordingly, INB and IBC suspended the payment of all dividends on their capital stock in 2010 and 2011. At December 31, 2011, the amount of preferred dividends undeclared, unpaid and in arrears on the Series A Preferred Stock held by the U.S. Treasury totaled $2.8 million. As discussed in note 10, At December 31, 2011, IBC also had accrued and owing a total of $4.4 million of interest payments on its Capital Securities.

13.	Profit Sharing Plans

We have a tax-qualified profit sharing plan for our employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code, whereby our eligible employees meeting certain length-of-service requirements may make tax-deferred contributions up to certain limits. We made discretionary matching contributions of up to 4% in 2011 and 2010, and 3% in 2009 of employee compensation, which vest to the employees over a five-year period. Total cash contributions to the plan aggregated to $141,000, $146,000 and $105,000 in 2011, 2010 and 2009, respectively, and were included in the line item “salaries and employee benefits” in the consolidated statements of operations.

14.	Common Stock Options and Restricted Common Stock

We have a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options and other forms of incentive compensation may be awarded from time to time to our officers, employees and directors. The maximum number of shares of Class A common stock that may be awarded under the Plan is 1,500,000.

In December 2011, 2010 and 2009, a total of 44,100, 41,400, and 73,210 options to purchase Class A common stock were awarded under the Plan, respectively. In December 2010, a total of 319,300 shares of restricted Class A common stock were also awarded under the Plan. There were no restricted stock grants in 2011 or 2009. See the tables that follow in this footnote for additional information on these and other outstanding awards. As of December 31, 2011, 788,160 shares of Class A common stock remained available for award under the Plan.

Our stock-based compensation expense is recognized on a straight-line basis over the vesting period of the awards and totaled $326,000, $41,000 and $196,000, in 2011, 2010 and 2009, respectively. Stock-based compensation expense is recorded as an expense and included in “Salaries and Employee Benefits” and a corresponding increase to our stockholders’ equity as paid in capital. At December 31, 2011, pre-tax compensation expense related to all nonvested awards of options and restricted stock not yet recognized totaled $630,000 and is expected to be recognized in the future over a weighted average period of approximately 2 years.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

14.	Common Stock Options and Restricted Common Stock, Continued

A summary of selected information regarding stock and option awards follows:

($ in thousands, except per/option/share amounts)	2011 Option Grant	2010 Option Grant	2010 Stock Grant	2009 Option Grant
Total options or shares of stock awarded	44,100	41,400	319,300	73,210
Exercise price of option	$2.55	$3.00	NA	$4.02
Estimated fair value per option/ share (1)	$1.67	$1.43	$2.35	$1.69
Total estimated fair value of award	$73,647	$59,202	$750,355	$123,725
Assumptions used in Black-Scholes Model:
Expected dividend yield (2)	0%	0%	NA	0%
Expected stock volatility (3)	75%	72%	NA	67%
Risk-free interest rate (4)	1.13%	2.82%	NA	2.52%
Expected term in years (5)	6.0	6.0	NA	6.0

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

(2)	No dividends were assumed to be declared and paid for option grants.
(3)	Expected stock volatility is estimated based on an assessment of historical volatility of the Class A common stock.
(4)	Risk-free interest rate was derived from a U.S. Treasury security having a similar expected life as the option as of the grant date.
(5)	Expected term (average life) was calculated using the “simplified method” as prescribed by the SEC.

A summary of the activity in IBC’s common stock warrants/options and related information follows:

($ in thousands, except per share amounts)	Exercise Price Per Warrant/Option							Wtd-Avg. Exercise Price
Class A Common Stock Options:	$5.42 (1)	$17.10	$7.50	$4.02	$3.00	$2.55	Total
Outstanding at December 31, 2008	691,882	132,040	135,590	—	—	—	959,512	$7.32

Forfeited/expired (2)	—	(8,100)	(4,900)	—	—	—	(13,000)	$13.48
Options granted to directors	—	—	—	38,700	—	—	38,700	$4.02
Options granted to employees	—	—	—	34,510	—	—	34,510	$4.02

Outstanding at December 31, 2009	691,882	123,940	130,690	73,210	—	—	1,019,722	$7.01

Forfeited/expired (2)	—	(5,800)	(8,400)	(1,500)	—	—	(15,700)	$10.71
Options granted to employees	—	—	—	—	41,400	—	41,400	$3.00

Outstanding at December 31, 2010	691,882	118,140	122,290	71,710	41,400	—	1,045,422	$6.79

Forfeited/expired (2)	—	(300)	(900)	(1,200)	(1,500)	—	(3,900)	$5.44
Options granted to employees	—	—	—	—	—	44,100	44,100	$2.55

Outstanding at December 31, 2011	691,882	117,840	121,390	70,510	39,900	44,100	1,085,622	$6.62

Expiration date	12/23/18	12/13/17	12/11/18	12/10/19	12/09/20	12/08/21
Vested and exercisable (3)	100%	100%	100%	67%	33%	0%	91%
Wtd-avg contractual remaining term (in years)	7.0	5.9	6.9	7.9	8.9	9.9	7.1
Intrinsic value at December 31, 2011 (4)	—	—	—	—	—	$4	$4

(1)	These options are held by the U.S. Treasury as described in note 11.
(2)	Represent options forfeited or expired unexercised.
(3)

The $4.02 options become 100% vested and exercisable on December 10, 2012. The $3.00 options further vest and become exercisable at the rate of 33.33% on December 9, 2012 and 2013. The $2.55 options vest and become exercisable at the rate of 33.33% on December 8, 2012, 2013 and 2014. Full vesting may occur earlier upon the occurrence of certain events as defined in the option agreement.

(4)	Intrinsic value was calculated using the closing price of the Class A common stock on December 30, 2011 of $2.65.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

14.	Common Stock Options and Restricted Common Stock, Continued

A summary of the activity in IBC’s restricted Class A common stock follows:

Price Per Share
$2.35
Outstanding at December 31, 2009	—

Shares granted to directors	90,000
Shares granted to employees	229,300

Outstanding at December 31, 2010	319,300

Shares forfeited by former employees	(1,200)

Outstanding at December 31, 2011 (1)	318,100

(1)

All outstanding shares of restricted common stock were unvested at December 31, 2011, and will become 100% vested on December 9, 2013 or earlier upon a the occurrence of certain events as defined in the restricted stock agreement. The record holder of the restricted shares possesses all the rights of a holder of our common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreement. Shares held by certain executive officers of IBC have further restrictions on transferability as long IBC is a participant in the TARP program.

15.	Income Taxes

We file a consolidated federal income tax return and combined state and city income tax returns in New York. IBC also files a franchise tax return in Delaware and INB files a state income tax return in Florida. All returns are filed on a calendar year basis. Our tax returns that have been filed and are no longer subject to examination by taxing authorities are for years prior to 2008. Our Federal returns for 2008, 2009 and 2010 were under audit as of December 31, 2011 and no adjustments have been proposed as of the date of filing of this report.

Allocation of our federal, state and local income tax expense (benefit) between current and deferred portions is as follows:

($ in thousands)	Current	Deferred	Total
Year Ended December 31, 2011:
Federal	$958	$6,670	$7,628
State and Local	311	1,573	1,884

	$1,269	$8,243	$9,512

Year Ended December 31, 2010:
Federal	$(11,313)	$(20,100)	$(31,413)
State and Local	—	(8,935)	(8,935)

	$(11,313)	$(29,035)	$(40,348)

Year Ended December 31, 2009:
Federal	$5,205	$(3,678)	$1,527
State and Local	1,152	(863)	289

	$6,357	$(4,541)	$1,816

The components of the deferred tax expense (benefit) are as follows:

	For the Year Ended December 31,
($ in thousands)	2011	2010	2009
NOL and AMT credit carryforwards	$8,138	$(26,636)	$—
Allowances for loan losses and real estate losses	484	(940)	(2,767)
Capitalized real estate expenses and nonaccrual interest	(232)	(1,136)	(831)
Impairment writedowns on investment securities	(86)	(517)	(972)
Deferred compensation and benefits	(48)	124	(15)
Depreciation	(16)	65	19
Deferred income	3	5	25

	$8,243	$(29,035)	$(4,541)

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

15.	Income Taxes, Continued

We have a deferred tax asset relating to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future income tax deductions as well as an unused net operating loss carryforward (NOL) of approximately $33.6 million for Federal purposes and approximately $65.6 million for state and local purposes, and a $1.0 million Federal AMT credit carryforward as of December 31, 2011, all of which can be applied against our future taxable income and tax liabilities. The NOL carryforwards expire in 2030 while the AMT credit carryforward has no expiration date.

The tax effects of the temporary differences that give rise to the deferred tax asset are as follows:

	At December 31,
($ in thousands)	2011	2010
NOL and AMT credit carryforwards	$18,498	$26,636
Allowances for loan losses and real estate losses	15,726	16,210
Capitalized real estate expenses and nonaccrual interest	2,199	1,967
Impairment writedowns on investment securities	1,575	1,489
Deferred compensation and benefits	782	734
Depreciation	54	38
Deferred income	2	5

Total deferred tax asset	$38,836	$47,079

We have determined that a valuation allowance for the deferred tax asset was not required at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized. This conclusion is based on our prior taxable earnings history (exclusive of the NOL generated in the second quarter of 2010) coupled with positive evidence (such as taxable earnings generated in 2011 and our future projections of taxable income) indicating that we will be able to generate an adequate amount of future taxable income over a reasonable period of time to fully utilize the deferred tax asset.

Our ability to realize our deferred tax asset could be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the realization of our deferred tax asset. In addition, the amount of our net operating loss carryforwards and certain other tax attributes realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code as a result of future offerings of our capital securities, which could trigger a “change in control” as defined in Section 382. IBC currently has no plan to issue additional capital securities other than the issuance of shares of Class A common stock in connection with awards under the Plan discussed in note 14.

The reconciliation between the statutory federal income tax rate and our effective income tax rate is as follows:

	For the Year Ended December 31,
	2011	2010	2009
Federal statutory income tax rate	35.0%	(35.0)%	35.0%
Increase (decrease) resulting from:
State and local income tax rate, net of federal benefit	9.3	(8.4)	3.8
All other	1.5	0.3	(2.1)

Effective Income Tax Rate	45.8%	(43.1)%	36.7%

The state and local income tax rate for 2009 in the table above was reduced by $629,000 of refunds of taxes paid to Florida for years prior to 2008 as a result of an audit and amended returns.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

16.	Earnings (Loss) Per Common Share

Net earnings (loss) applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings (loss) per common share computations are summarized in the table that follows:

	For the Year Ended December 31,
	2011	2010	2009
Basic Earnings (Loss) Per Common Share:
Net earnings (loss) available to common stockholders	$9,516,000	$(54,975,000)	$1,498,000
Weighted-Average number of common shares outstanding	21,126,187	11,101,196	8,270,812

Basic Earnings (Loss) Per Common Share	$0.45	$(4.95)	$0.18

Diluted Earnings (Loss) Per Common Share (1)	$0.45	$(4.95)	$0.18

(1)

All outstanding options/warrants were considered for the EPS computations and only those that are dilutive are included in the computations above using the treasury stock method. In 2011 and 2009, 1,085,622 and 1,019,722 of options/warrants, respectively, were not dilutive because the exercise price of each was above the average market price of the Class A common stock during these periods. In 2010, all outstanding options/warrants of 1,045,422 were not considered dilutive due to the net loss incurred.

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

We are contractually obligated to pay death benefits to the spouse of our former chairman, Jerome Dansker, pursuant to the terms of his employment agreements with IBC and its former subsidiary, IMC. The agreements require the payment to his spouse of an amount called the “Distribution Amount” during a period called the “Distribution Term.” The Distribution Amount, in the case of IBC, is 25% of the amounts that would have been paid monthly to him as salary by IBC and the Distribution Term is the balance of the term of the agreement, or through June 30, 2014. In the case of IMC, the Distribution Amount is 50% of the amounts that would have been paid monthly to him as salary by IMC and the Distribution Term is likewise through June 30, 2014.

As a result of the former chairman’s death in August 2006, a consolidated death benefit payable and corresponding expense of $1.5 million was recorded at that time. The payable is included in the consolidated balance sheet in the line item “other liabilities” and the expense was recorded in the consolidated statement of operations in the line item “salaries and employee benefits.” The amount recorded represented the estimated net present value of the total monthly death benefit payments of $1.9 million that is payable to Jerome Dansker’s spouse through June 30, 2014. The difference between the estimated net present value and the total payments of $1.9 million has and continues to be recorded as interest expense in the periods to which it relates through June 30, 2014 and included as a component of “salaries and employee benefits.” At December 31, 2011, the remaining amount of death benefit payments payable totaled $0.7 million and are due as follows: $0.3 million in 2012 and $0.2 million in 2013 and 2014. In the event of the death of the former chairman’s spouse prior to June 30, 2014, any remaining unpaid payments will be paid by us in a lump sum to the spouse’s estate.

We also have a ten-year employment and supplemental benefits agreement with our current Chairman Mr. Lowell S. Dansker that expires on June 30, 2014. Pursuant to the agreement, his annual base salary as of July 1, 2011, is $1.0 million and is subject to annual increases effective July 1st of each year of the term of the agreement based on various criteria. Mr. Dansker’s employment agreement also contains certain other provisions, including disability and death benefits and indemnification.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

18.	Contractual Death Benefit Payments, continued

In the event of Mr. Dansker’s disability, as defined in the agreement, or death, we would be obligated to pay to Mr. Dansker’s wife or his estate, as applicable, a specified amount over a period equal to the greater of (i) three years, and (ii) the number of months remaining in the stated term of the agreement. The specified amount is equal to a percentage, 50% in the case of disability and 25% in the case of death, of Mr. Dansker’s monthly base salary had the agreement continued in force and effect. No provision for this contingent liability has been made in the consolidated financial statements.

19.	Off-Balance Sheet Financial Instruments

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These instruments can be in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in our financial statements. Our maximum exposure to credit risk is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees to us. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. INB from time to time issues standby letters of credit, which are conditional commitments issued by INB to guarantee the performance of a customer to a third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in originating loans. We had no standby letters of credit outstanding at December 31, 2011 or 2010.

The contractual amounts of off-balance sheet financial instruments are as follows:

	At December 31,
($ in thousands)	2011	2010
Commitments to extend credit	$18,199	$6,305
Unused lines of credit	826	816

	$19,025	$7,121

20.	Regulatory Capital and Regulatory Matters

General. IBC is subject to regulation, examination and supervision by the FRB. INB is subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”). Both IBC and INB are subject to various minimum regulatory capital requirements. Failure to comply with these requirements can initiate mandatory and discretionary actions by the aforementioned regulators that, if undertaken, could have a material adverse effect on our financial condition, results of operations and business.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

20.	Regulatory Capital and Regulatory Matters, Continued

Capital Securities. IBC has trust preferred securities (TRUPS) outstanding (that were issued by IBC prior to 2007 and mature at various times from 2033 through 2036) which qualify as and can be included in its Tier 1 capital. Bank holding companies generally may include TRUPS in Tier 1 capital up to a certain limit. The amount of qualifying TRUPS and qualifying cumulative perpetual preferred stock (exclusive of senior preferred stock issued to the U.S. Treasury for which there is no limit) as well as certain types of minority interest, that may be included as Tier 1 capital is limited to 25 percent of the sum of core capital elements net of goodwill. IBC and INB do not have any goodwill or minority interests.

Additionally, the excess amounts of restricted core capital elements in the form of qualifying TRUPS included in Tier 2 capital is limited to 50 percent of Tier 1 capital (net of goodwill). However, amounts in excess of this limit can still be taken into account by regulators in the overall assessment of an organization’s funding and financial condition. Furthermore, in the last five years before the underlying subordinated note matures, the associated TRUPS must be treated as limited-life preferred stock. Thus, in the last five years of the life of the underlying subordinated note, the outstanding amount of TRUPS must be excluded from Tier 1 capital and included in Tier 2 capital, subject, together with other subordinated debt and other limited-life preferred stock, to a limit of 50 percent of Tier 1 capital. During this five-year period, the TRUPS will be amortized out of Tier 2 capital by one-fifth of the original amount (less redemptions) each year and excluded totally from Tier 2 capital during the last year of life of the underlying note.

Under recently enacted legislation, bank holding companies, such as IBC, with at least $500 million but less than $15 billion in total consolidated assets cannot count as Tier 1 capital any hybrid capital instruments, including TRUPS, issued on or after May 19, 2010. However, these holding companies can continue to count as Tier 1 capital any hybrid capital instruments issued before May 19, 2010. These provisions do not apply to any hybrid capital instrument issued prior to October 4, 2010 to the U.S. government or a U.S. government agency under the Emergency Economic Stabilization Act of 2008, such as the Troubled Asset Relief Program (TARP), for which IBC is a participant. Accordingly, IBC’s outstanding TRUPS and its preferred stock held by the U.S. Treasury continue to qualify as Tier 1 capital under the provisions of this recent legislation.

Minimum Capital Ratios. In April 2009, INB agreed with the OCC to maintain its minimum capital ratios at specified levels higher than those otherwise required by applicable regulations, the amounts of which are noted in the second table that follows. At December 31, 2011 and 2010, we believe that both IBC and INB met all capital adequacy requirements to which they are subject. As of the date of filing of this report, we are not aware of any conditions or events that would have changed the status of such compliance with regulatory capital requirements from December 31, 2011. There can be no assurances that INB or IBC will not be required to maintain regulatory capital at higher levels in the future.

Information regarding our regulatory capital and related ratios is summarized as follows:

	INB		IBC Consolidated
	At December 31,		At December 31,
($ in thousands)	2011	2010	2011	2010
Tier 1 Capital (1)	$218,590	$197,660	$226,325	$208,091
Tier 2 Capital	17,176	19,254	17,232	19,370

Total risk-based capital	$235,766	$216,914	$243,557	$227,461

Net risk-weighted assets	$1,360,811	$1,525,185	$1,365,322	$1,534,108
Average assets for regulatory purposes	$1,950,445	$2,057,155	$1,958,409	$2,069,318

Total capital to risk-weighted assets	17.33%	14.22%	17.84%	14.83%
Tier 1 capital to risk-weighted assets	16.06%	12.96%	16.58%	13.56%
Tier 1 capital to average assets	11.21%	9.61%	11.56%	10.06%

(1)

IBC’s consolidated Tier 1 capital at December 31, 2011 and 2010 included $55 million of IBC’s outstanding qualifying trust preferred securities and $25 million of IBC’s cumulative perpetual preferred stock held by the U.S. Treasury.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

20.	Regulatory Capital and Regulatory Matters, Continued

The table that follows presents information regarding capital adequacy.

			Capital Requirements
	Actual Capital		Minimum Under Prompt Corrective Action Provisions		To Be “Well Capitalized” Under Prompt Corrective Action Provisions		Minimum Under Agreement with OCC
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated at Dec 31, 2011: (1)
Total capital to risk-weighted assets	$243,557	17.84%	$109,226	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$226,325	16.58%	$54,613	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$226,325	11.56%	$78,336	4.00%	NA	NA	NA	NA
Consolidated at Dec 31, 2010: (1)
Total capital to risk-weighted assets	$227,461	14.83%	$122,729	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$208,091	13.56%	$61,364	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$208,091	10.06%	$82,773	4.00%	NA	NA	NA	NA
INB at Dec 31, 2011:
Total capital to risk-weighted assets	$235,766	17.33%	$108,865	8.00%	$136,081	10.00%	$163,297	12.00%
Tier 1 capital to risk-weighted assets	$218,590	16.06%	$54,432	4.00%	$81,649	6.00%	$136,081	10.00%
Tier 1 capital to average assets	$218,590	11.21%	$78,018	4.00%	$97,522	5.00%	$175,540	9.00%
INB at Dec 31, 2010:
Total capital to risk-weighted assets	$216,914	14.22%	$122,015	8.00%	$152,519	10.00%	$183,022	12.00%
Tier 1 capital to risk-weighted assets	$197,660	12.96%	$61,007	4.00%	$91,511	6.00%	$152,519	10.00%
Tier 1 capital to average assets	$197,660	9.61%	$82,286	4.00%	$102,858	5.00%	$185,144	9.00%

(1)

Assuming IBC had excluded all of its eligible outstanding trust preferred securities (which totaled $55 million) from its Tier 1 capital and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios at December 31, 2011 would have been 17.84%, 12.55% and 8.75%, respectively.

Formal Agreements and Restrictions. In December 2010, INB entered into a formal written agreement (the “Formal Agreement”) with its primary regulator, the OCC. The Formal Agreement superseded and replaced a Memorandum of Understanding entered into on April 7, 2009 between INB and the OCC. The Formal Agreement requires INB to take certain actions, including the development of strategic and capital plans covering at least three years, completing a management assessment, and developing programs related to: loan portfolio management; criticized assets; credit concentrations; loan review; accounting for other real estate owned; maintaining an adequate allowance for loan losses; liquidity risk management; and interest rate risk.

INB’s Board of Directors promptly appointed a compliance committee, which meets monthly to monitor and coordinate INB’s performance under the Formal Agreement and to submit periodic progress reports to the OCC. INB has also achieved compliance with a number of the articles in the Formal Agreement and believes it has submitted the additional required documentation to achieve compliance with the remaining articles. All of the steps and actions INB has and will continue to take are subject to the on-going review, satisfaction and acceptance of the OCC. Consequently, timing with respect to full compliance with the Formal Agreement cannot be predicted since many of the steps and actions INB has taken will need to be in place and operating effectively for a period of time as determined by the OCC in order to achieve full compliance with the Formal Agreement.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

20.	Regulatory Capital and Regulatory Matters, Continued

The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC. At December 31, 2011, INB was in compliance with the aforementioned capital and deposit restrictions.

In January 2011, IBC also entered into a written agreement (the “Federal Reserve Agreement”) with the FRB, its regulator, which requires IBC’s Board of Directors to take the steps necessary to utilize IBC’s financial and managerial resources to serve as a source of strength to INB, including causing INB to comply with its Formal Agreement. In addition, IBC cannot declare or pay dividends without the prior approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors (the “Banking Director”). IBC also cannot take any payments representing a reduction in capital from INB without prior approval of the FRB and IBC cannot not make any distributions of interest, principal or other sums on its subordinated debentures or TRUPS without prior approval from the FRB and the Banking Director. Further, IBC may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior approval of the FRB. IBC was also required within 90 days of the date of the Federal Reserve Agreement to submit a plan to continue to maintain sufficient capital, which it satisfied. Finally, IBC must notify the FRB when appointing any new director or senior executive officer or changing responsibilities of any senior executive officer, and IBC is also restricted in making certain severance and indemnification payments. We believe we have taken all necessary actions to promptly address the requirements of the Federal Reserve Agreement and that IBC is in full compliance with such agreement.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

21.	Fair Value Measurements, Continued

The following describes valuation methodologies used for assets measured at fair value on a non-recurring basis.

Impaired Loans. All of our loans are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. Our impaired loans are normally collateral dependent and, as such, are carried at the lower of our net recorded investment in the loan or the estimated fair value of the collateral less estimated selling costs. Adjustments to the recorded investment are made through a specific valuation allowance that is recorded as part of the overall allowance for loan losses. Estimates of fair value of the collateral properties is determined based on a variety of information, including available appraisals and the knowledge and experience of our two senior lending officers and chief credit officer related to values of properties in our lending market areas. Our policy is to obtain externally prepared appraisals for all new, restructured, or renewed loans; upon the classification or downgrade of a loan; and upon foreclosure and transfer of a loan to foreclosed real estate, and at least annually thereafter for all impaired loans and real estate owned. In addition to appraisals, consideration is also given to the type, location and occupancy of the property and current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans are classified as Level 3.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

21.	Fair Value of Measurements, Continued

The following tables provide information regarding our assets measured at fair value on a nonrecurring basis.

	Outstanding Carrying Value
	At December 31, 2011			At December 31, 2010
($ in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Impaired loans (1):
Commercial real estate	$—	$—	$46,638	$—	$—	$49,064
Multifamily	—	—	16,776	—	—	7,491
Land	—	—	2,855	—	—	—

Total impaired loans	—	—	66,269	—	—	56,555
Impaired securities (2)	—	—	4,378	—	—	4,580
Foreclosed real estate	—	—	28,278	—	—	27,064

	Accumulated Losses on Outstanding Balance At December 31, 2011	Total Losses (3) For the Year Ended December 31,
($ in thousands)		2011	2010	2009
Impaired loans:
Commercial real estate	$10,593	$4,936	$58,828	$5,248
Multifamily	3,455	4,190	26,210	3,508
Land	1,009	1,009	4,696	3,601

Total impaired loans	15,057	10,135	89,734	12,357
Impaired securities	3,651	201	1,192	2,258
Foreclosed real estate	6,037	3,161	15,636	2,275

(1)	Comprised of nonaccrual loans and accruing TDRs and outstanding carrying value excludes a specific valuation allowance included in the overall allowance for loan losses. See note 3.
(2)	Comprised of certain held-to maturity investments in trust preferred securities considered other than temporarily impaired. See note 2.
(3)

Represents total losses recognized on all assets measured at fair value on a nonrecurring basis during the period indicated. The losses for impaired loans represent the change (before net chargeoffs) during the period in the corresponding specific valuation allowance , while the losses for foreclosed real estate represent writedowns in carrying values subsequent to foreclosure (recorded as provisions for real estate losses) adjusted for any gains or losses from the transfer/sale of the properties during the period. It should be noted that a large portion of the losses for impaired loans and foreclosed real estate in 2010 were attributable to a bulk sale in which a large amount of assets were sold at significant discounts to their estimated fair values. The losses on investment securities represent OTTI charges recorded as a component of noninterest income.

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the year ended December 31, 2010 and 2011.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2009	$3,727	$221,188	$31,866

Net new impaired securities and loans	2,045	97,852	—
Other than temporary impairment writedowns	(1,192)	—	—
Principal repayments/sales	—	(124,374)	(30,051)
Chargeoffs of impaired loans	—	(97,226)	—
Impaired loans transferred to foreclosed real estate	—	(40,885)	40,885
Writedowns of carrying value subsequent to foreclosure	—	—	(15,509)
Loss on sales	—	—	(127)

Balance at December 31, 2010	$4,580	$56,555	$27,064

Net new impaired securities and loans	—	41,768	—
Other than temporary impairment writedowns	(201)	—	—
Principal repayments/sales	—	(18,198)	—
Chargeoffs of impaired loans	—	(9,481)	—
Impaired loans transferred to foreclosed real estate	—	(4,375)	4,375
Writedowns of carrying value subsequent to foreclosure	—	—	(3,349)
Gain on transfers from loans	—	—	188
All other	(1)	—	—

Balance at December 31, 2011	$4,378	$66,269	$28,278

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

21.	Fair Value of Measurements, Continued

The carrying and estimated fair values of our financial instruments are as follows:

	At December 31, 2011		At December 31, 2010
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$29,863	$29,863	$23,911	$23,911
Time deposits with banks	1,470	1,470	—	—
Securities held to maturity, net	700,444	698,804	614,335	606,658
FRB and FHLB stock	9,249	9,249	9,655	9,655
Loans receivable, net	1,133,375	1,167,523	1,302,486	1,336,412
Loan fees receivable	4,188	3,454	5,470	4,441
Accrued interest receivable	7,216	7,216	8,925	8,925
Financial Liabilities:
Deposits	1,662,024	1,705,419	1,766,083	1,821,899
Borrowed funds plus accrued interest payable	78,606	78,331	84,676	83,661
Accrued interest payable on deposits	3,676	3,676	4,593	4,593
Off-Balance Sheet Instruments: Commitments to lend	589	589	143	143

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

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash, Cash Equivalents and Time Deposits with Banks. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

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

For the Years Ended December 31, 2011, 2010 and 2009

21.	Fair Value of Measurements, Continued

We can make no assurance that our perception and quantification of all the factors we use in determining the estimated fair value of loans, including our estimate of perceived credit risk, would be viewed in the same manner as that of a potential investor. Therefore, changes in any of our assumptions could cause the reported fair value estimates of our loans to deviate substantially.

Deposits. The estimated fair value of deposits with no stated maturity, such as savings, money market, checking and noninterest-bearing demand deposit accounts approximates carrying value since these deposits are payable on demand. The estimated fair value of certificates of deposit is based on the discounted value of their contractual cash flows. The discount rate used in the present value computation was estimated by comparison to current interest rates offered by INB for certificates of deposit with similar remaining maturities.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

22.	Holding Company Financial Information

The following IBC (parent company only) condensed financial information should be read in conjunction with the other notes to the consolidated financial statements.

Condensed Balance Sheets

	At December 31,
($ in thousands)	2011	2010
ASSETS
Cash and due from banks	$49	$119
Short-term investments	8,499	4,818

Total cash and cash equivalents	8,548	4,937
Loans receivable (net of allowance for loan losses of $50)	2,796	—
Investment in consolidated subsidiaries	240,128	235,794
Investment in unconsolidated subsidiaries - Intervest Statutory Trusts	1,702	1,702
Deferred income tax asset	4,668	1,222
Deferred debenture offering costs, net of amortization	816	853
All other assets	464	501

Total assets	$259,122	$245,009

LIABILITIES
Debentures payable - capital securities	$56,702	$56,702
Accrued interest payable on debentures	4,361	2,262
All other liabilities	528	85

Total liabilities	61,591	59,049

STOCKHOLDERS’ EQUITY
Preferred equity, net of preferred stock discount	24,238	23,852
Common equity	173,293	162,108

Total stockholders’ equity	197,531	185,960

Total liabilities and stockholders’ equity	$259,122	$245,009

Condensed Statements of Operations

	For the Year Ended December 31,
($ in thousands)	2011	2010	2009
Interest income	$475	$36	$148
Dividend income from subsidiary (1)	—	—	3,933
Interest expense	2,072	2,148	2,713

Net interest and dividend income (expense)	(1,597)	(2,112)	1,368
Provision (credit) for loan losses	290	—	(30)
Management fee income from subsidiaries	—	155	430
Other non-interest income	8	2	21
All other noninterest expenses	816	806	679

Income (loss) before income taxes	(2,695)	(2,761)	1,170
Credit for income taxes (2)	1,237	1,267	1,269

Net (loss) before earnings (loss) of subsidiaries	(1,458)	(1,494)	2,439
Equity in undistributed earnings (loss) of Intervest National Bank	12,704	(50,242)	1,789
Equity in undistributed loss of Intervest Mortgage Corporation	—	(1,572)	(1,098)

Consolidated net earnings (loss)	11,246	(53,308)	3,130
Preferred stock dividend requirements and discount amortization (3)	1,730	1,667	1,632

Consolidated net earnings (loss) available to common stockholders	$9,516	$(54,975)	$1,498

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

(2)	Dividends from subsidiaries are eliminated in consolidation and are not included in IBC’s computation of pre-tax income for purposes of computing income taxes.
(3)	Represents dividend requirements on $25 million of 5% cumulative Series A Preferred Stock held by the U.S Treasury and amortization of related preferred stock discount.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

22.	Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	For the Year Ended December 31,
($ in thousands)	2011	2010	2009
OPERATING ACTIVITIES
Consolidated net earnings (loss)	$11,246	$(53,308)	$3,130
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries before dividends	(12,704)	51,814	(4,624)
Cash dividends received from subsidiary - Intervest National Bank	—	—	3,933
Increase (decrease) in accrued interest payable on debentures	2,099	2,177	(37)
All other, net change	(926)	(1,148)	115

Net cash (used in) provided by operating activities	(285)	(465)	2,517

INVESTING ACTIVITIES
Investment in capital of subsidiary - Intervest National Bank	—	(37,600)	(9,320)
Return of capital from subsidiary - Intervest Mortgage Corporation	229	11,100	9,320
Net decrease in loans receivable	3,884	—	2,616

Net cash provided by (used in) investing activities	4,113	(26,500)	2,616

FINANCING ACTIVITIES
Net decrease in mortgage escrow funds payable	(217)	—	—
Cash received from issuance of common stock, net of issuance costs	—	25,012	—
Cash dividends paid to preferred stockholder - U.S. Treasury	—	—	(1,118)

Net cash (used in) provided by financing activities	(217)	25,012	(1,118)

Net increase (decrease) in cash and cash equivalents	3,611	(1,953)	4,015
Cash and cash equivalents at beginning of year	4,937	6,890	2,875

Cash and cash equivalents at end of year	$8,548	$4,937	$6,890

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the year for:
Interest	$—	$—	$2,713
Income taxes	(43)	—	(1,225)
Noncash transactions:
Transfer of loans from Intervest Mortgage Corporation	7,437	—	—
Transfer of all other net assets from Intervest Mortgage Corporation	1,030	—	—
Subsidiaries’ compensation expense related to common stock options	326	41	196
Preferred dividend requirements and amortization of preferred stock discount	1,730	1,667	1,632

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

23.	Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited interim results of operations and other period-end selected information by quarter for the years ended December 31, 2011 and 2010.

	2011
($ in thousands, except per share amounts)	Q1	Q2	Q3	Q4
Interest and dividend income	$23,594	$23,917	$23,160	$22,166
Interest expense	13,243	13,044	12,729	11,524

Net interest and dividend income	10,351	10,873	10,431	10,642
Provision for loan losses	2,045	742	2,191	40

Net interest and dividend income after provision for loan losses	8,306	10,131	8,240	10,602
Noninterest income	323	1,007	2,004	974
Noninterest expenses	4,735	5,931	4,400	5,763

Earnings before income taxes	3,894	5,207	5,844	5,813
Provision for income taxes	1,741	2,321	2,771	2,679

Net earnings	2,153	2,886	3,073	3,134
Preferred dividend requirements and discount amortization	427	428	435	440

Net earnings available to common stockholders	$1,726	$2,458	$2,638	$2,694

Basic earnings per common share	$0.08	$0.12	$0.12	$0.13
Diluted earnings per common share	0.08	0.12	0.12	0.13
Cash dividends paid per common share	—	—	—	—

Total assets	$2,014,125	$2,050,379	$1,991,245	$1,969,540
Total cash, short-term investments and security investments	619,019	707,795	714,916	731,777
Total loans, net of unearned fees	1,300,546	1,252,128	1,199,770	1,163,790
Total deposits	1,706,630	1,735,292	1,678,003	1,662,024
Total borrowed funds and related accrued interest payable	82,072	82,634	78,156	78,606
Total stockholders’ equity	188,191	191,154	194,305	197,531

	2010
($ in thousands, except per share amounts)	Q1	Q2	Q3	Q4
Interest and dividend income	$29,631	$27,429	$25,265	$24,747
Interest expense	17,141	16,064	15,180	14,307

Net interest and dividend income	12,490	11,365	10,085	10,440
Provision for loan losses	9,639	87,533	1,598	2,693

Net interest and dividend income (expense) after provision for loan losses	2,851	(76,168)	8,487	7,747
Noninterest income	512	518	7	1,073
Noninterest expenses	7,666	14,971	8,812	7,234

(Loss) earnings before income taxes	(4,303)	(90,621)	(318)	1,586
(Benefit) provision for income taxes	(1,825)	(39,172)	(78)	727

Net (loss) earnings	(2,478)	(51,449)	(240)	859
Preferred dividend requirements and discount amortization	409	415	421	422

Net (loss) earnings available to common stockholders	$(2,887)	$(51,864)	$(661)	$437

Basic (loss) earnings per common share	$(0.35)	$(6.02)	$(0.07)	$0.02
Diluted (loss) earnings per common share	(0.35)	(6.02)	(0.07)	0.02
Cash dividends paid per common share	—	—	—	—

Total assets	$2,284,257	$2,164,442	$2,104,098	$2,070,868
Total cash, short-term investments and security investments	547,537	656,779	627,559	638,246
Total loans, net of unearned fees	1,634,140	1,395,564	1,363,312	1,337,326
Total deposits	1,926,772	1,852,356	1,806,834	1,766,083
Total borrowed funds and related accrued interest payable	103,060	98,582	89,135	84,676
Total stockholders’ equity	211,274	164,302	164,072	185,960

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on such evaluation, the Principal Executive and Financial Officers have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective. No changes in our internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors. The information required by this item is contained under the section entitled “Proposal One: Election of Directors” in IBC’s definitive proxy statement for its 2012 Annual Meeting (the “Proxy Statement”) to be held in May 2012, which will be filed with the SEC within 120 days from December 31, 2011, and is incorporated herein by reference.

Executive Officers. The information required by this item is set forth at the end of Part I of this report under the caption “Executive Officers and Other Key Employees.”

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance. The information required by this item is contained under the section entitled “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Audit Committee and Audit Committee Financial Expert. The information required by this item regarding the Audit Committee of our Board of Directors, including information regarding audit committee financial experts serving on the Audit Committee is contained in the section of the Proxy Statement entitled “Corporate Governance Principles and Board Matters” and is incorporated herein by reference.

Code of Business Conduct and Ethics. We have a written code of business conduct and ethics that apply to our directors, officers and employees, and we also have a written code of ethics for our principal executive and financial and accounting officers. Our Audit Committee has procedures for the submission of complaints or concerns regarding financial statement disclosures and other matters. A copy of these documents will be furnished without charge to beneficial owners of our Class A common stock by writing to: Intervest Bancshares Corporation, Attention: Secretary, One Rockefeller Plaza, Suite 400, New York, New York 10020.

Item 11. Executive Compensation

The information required by this item is contained in the sections entitled “Executive Compensation” and “Director Compensation” of the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Stock Option Exercises, Grants and Outstanding Equity Awards” of the Proxy Statement and are incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1) Financial Statements: See Part II Item 8 “Financial Statements and Supplementary Data”.

(2) Financial Statement Schedules: See Part II Item 8 “Financial Statements and Supplementary Data”.

(3) Exhibits: The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which follows the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION

(Registrant)

By:	/s/ Lowell S. Dansker	Date:	March 9, 2012
Lowell S. Dansker,
Chairman and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lowell S. Dansker and Stephen A. Helman and either of them (with full power in each to act alone), as true and lawful attorneys–in–fact, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10–K and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that said attorney–in–fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10–K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chairman and Chief Executive Officer:

(Principal Executive Officer):

By:	/s/ Lowell S. Dansker	Date:	March 9, 2012
Lowell S. Dansker

Chief Financial and Accounting Officer:
(Principal Financial Officer):

By:	/s/ John J. Arvonio	Date:	March 9, 2012
John J. Arvonio

Vice President, Secretary and Director:

By:	/s/ Stephen A. Helman	Date:	March 9, 2012
Stephen A. Helman

Directors:

By:	/s/ Michael A. Callen	Date:	March 9, 2012
Michael A. Callen

By:	/s/ Paul R. DeRosa	Date:	March 9, 2012
Paul R. DeRosa

By:	/s/ Wayne F. Holly	Date:	March 9, 2012
Wayne F. Holly

By:	/s/ Lawton Swan, III	Date:	March 9, 2012
Lawton Swan, III

By:	/s/ Thomas E. Willett	Date:	March 9, 2012
Thomas E. Willett

By:	/s/ Wesley T. Wood	Date:	March 9, 2012
Wesley T. Wood

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	SEC File Number	Exhibit	Filing Date

1.1*	Underwriting agreement dated October 14, 2010 between IBC and Sandler O’Neill & Partners, L.P.	8-K	000-23377	1.1	10/15/10

2.1 *	Stock Purchase Agreement dated as of December 18, 2002, by and between IBC and Jean Dansker regarding the purchase and sale of the issued and outstanding shares of Intervest Securities Corporation	S-1	333-26493	2.2	07/08/05

3.1 *	Restated Certificate of Incorporation of IBC	10-Q	000-23377	3.0	08/07/06

3.2 *	Certificate of Amendment to Restated Certificate of Incorporation of IBC	S-1	333-67911	3.1	06/30/10

3.3 *	Bylaws of IBC as amended	8-K	000-23377	3.1	12/17/07

3.4 *	Certificate of designation of IBC preferred stock issued to U.S. Treasury dated as of December 18, 2008	8-K	000-23377	3.1	12/23/08

4.1 *	Form of Certificate for Shares of Class A Common Stock of IBC	SB-2	033-82246	4.1	09/15/04

4.2 *	Form of Certificate for Shares of Class B Common Stock of IBC	SB-2	033-82246	4.1	09/15/04

4.3 *	Form of Warrant for Class B Common Stock issued to Mr. Jerome Dansker	10-KSB	033-82246	4.2	03/21/96

4.4 *	Form of Warrant for Class A Common Stock	SB-2	033-82246	4.3	09/15/04

4.5 *	Form of Warrant between IBC and the Bank of New York	SB-2	033-82246	4.4	09/15/04

4.6 *	Warrant issued to U.S. Treasury to purchase Class A Common Stock	8-K	000-23377	4.1	12/23/08

4.7 *	Form of Indenture between IBC and U.S Bank National Association dated as of September 17, 2003	10-K	000-23377	4.9	03/19/04

4.8 *	Form of Indenture between IBC and U.S Bank National Association dated as of March 17, 2004	10-Q	000-23377	4.10	11/12/04

4.9 *	Form of Indenture between IBC and Wilmington Trust Company dated as of September 20, 2004	10-Q	000-23377	4.11	11/12/04

4.10 *	Form of Indenture between IBC and Wilmington Trust Company dated as of September 21, 2006	10-Q	000-23377	4.1	11/02/06

10.1 +*	Employment Agreement between IMC and Jerome Dansker dated as of July 1, 1995	S-11	033-96662	10.2	09/07/95

10.2 +*	Amendment to Employment Agreement between IMC and Jerome Dansker dated as of August 3, 1998	10-K	033-27404	10.1	03/31/99

10.3 +*	Employment and Supplemental Benefits Agreement between IBC and Jerome Dansker dated as of July 1, 2004	10-Q	000-23377	10.0	11/12/04

10.4 +*	Employment and Supplemental Benefits Agreement IBC and Lowell S. Dansker dated as of July 1, 2004	10-Q	000-23377	10.1	11/12/04

10.5 *	Mortgage Servicing Agreement dated as of April 1, 2002, as supplemented on October 21, 2004 for the purpose of clarification of the intent of the original agreement between IBC’s subsidiaries, INB and IMC	10-Q	033-27404	10.1	11/15/04

10.6+*	Employment Agreement between IMC and Jerome Dansker, dated as of July 1, 1995	S-11	033-96662	10.2	11/15/04

10.7 +*	Amendment to Employment Agreement between IMC and Jerome Dansker dated as of July 1, 2004	10-Q	033-27404	10.0	11/10/05

10.8 +*	Letter Agreement between IBC and Jean Dansker dated as of October 4, 2006	8-K	000-23377	99.1	10/06/06

10.9 +*	IBC Long Term Incentive Plan	S-8	333-38651	4.4	11/13/06

10.10+*	Amendment to Employment Agreement between IBC and Lowell Dansker dated as of June 21, 2007	8-K	000-23377	10.1	06/25/07

10.11 *	Securities purchase agreement letter between IBC and U.S. Treasury dated as of December 23, 2008	8-K	000-23377	10.1	12/23/08

10.12 *	Form of waiver dated as of December 23, 2008	8-K	000-23377	10.2

10.13+	Form of Employment Agreement between INB and certain executive officers	10-K	000-23377	10.13	03/02/10

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date

10.14+ *	Form of Non-Qualified Option Agreement	10-K	000-23377	10.11	03/02/10

10.15 *	Asset Purchase Agreement, dated May 25, 2010, by and among INB, IMC and VFC Partners 4 LLC.	8-K	000-23377	10.1	05/27/10

10.16 *	Investment Agreement, dated May 25, 2010, by and among IBC, Varde Investment Partners, L.P. and FC Highway 6 Holdings LLC.	8-K	000-23377	10.2	05/27/10

10.17 *	Registration Rights Agreement, dated May 25, 2010, by and among IBC, Varde Investment Partners, L.P. and FC Highway 6 LLC.	8-K	000-23377	10.2	05/27/10

10.18 *	Letter Agreement, dated May 25, 2010, between INB and VFI Partners 4 LLC.	8-K	000-23377	10.2	05/27/10

10.19 *	Agreement to Convert, dated August 25, 2010, by and among IBC, Lowell S. Dansker, Jean Dansker and Helene Bergman.	8-K	000-23377	1.1	8/26/10

10.20*	Formal Agreement between INB and The Comptroller of the Currency	8-K	000-23377	10.1	12/10/10

10.21+*	Form of Restricted Stock Award Agreement (Named Executive Officer)	8-K	000-23377	10.1	12/15/10

10.22+*	Form of Restricted Stock Award Agreement (Non-Employee Directors)	8-K	000-23377	10.2	12/15/10

10.23*	Formal Agreement between IBC and Federal Reserve Bank of New York	8-K	000-23377	10.1	01/20/11

10.24+*	Form of Restricted Stock Award Agreement (Named Executive Officer)	8-K	000-23377	10.1	01/23/12

10.25+*	Form of Restricted Stock Award Agreement (Non-Employee Directors)	8-K	000-23377	10.2	01/23/12

10.26+*	Form of Restricted Stock Award Agreement (Employees)	8-K	000-23377	10.3	01/23/12

12.0	Computation of ratios of earnings to fixed charges			Filed herewith

14.1 *	Code of Business Conduct	10-K	000-23377	14.1	03/28/05

14.2 *	Code of Ethics	10-K	000-23377	14.2	03/28/05

14.3 *	Procedures for Submissions Regarding Questionable Accounting, Internal Accounting Controls and Auditing Matters	10-K	000-23377	14.3	03/12/07

21.0	Subsidiaries			Filed herewith

23.0	Consent of Independent Registered Public Accounting Firm			Filed herewith

24.0	Power of Attorney (included herein on the signature page)

31.0	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002			Filed herewith

31.1	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002			Filed herewith

32.0	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002			Filed herewith

99.1	Certification of the principal executive officer pursuant to Section 11 of The Emergency Economic Stabilization Act of 2008			Filed herewith

99.2	Certification of the principal financial officer pursuant to Section 11 of The Emergency Economic Stabilization Act of 2008			Filed herewith

101

The following materials from Intervest Bancshares Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related financial statement footnotes. **

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