Form 10-Q
period 2012-03-31
INTERVEST BANCSHARES CORP
filed 2012-05-04
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

YES  XX  NO  __.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer __    Accelerated Filer

Non-Accelerated Filer XX    (Do not check if a smaller reporting company)  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES  __   NO   XX.

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 30, 2012, there were 21,590,689 shares of Class A common stock, $1.00 par value per share, outstanding.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

FORM 10-Q

March 31, 2012

Private Securities Litigation Reform Act Safe Harbor Statement

We are making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Words such as “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “assume,” “indicate,” “continue,” “target,” “goal,” and similar words or expressions of the future are intended to identify forward-looking statements. Except for historical information, the matters discussed herein are subject to certain risks and uncertainties that may adversely affect our business, financial condition and results of operations. The following factors, among others, could cause actual results to differ materially from those set forth in forward looking statements: the regulatory agreements to which we are currently subject to and any operating restrictions arising therefrom including availability of regulatory approvals or waivers; changes in economic conditions and real estate values both nationally and in our market areas; changes in our borrowing facilities, volume of loan originations and deposit flows; changes in the levels of our non-interest income and provisions for loan and real estate losses; changes in the composition and credit quality of our loan portfolio; legislative or regulatory changes, including increased expenses arising therefrom; changes in interest rates which may reduce our net interest margin and net interest income; increases in competition; technological changes which we may not be able to implement; changes in accounting or regulatory principles, policies or guidelines; changes in tax laws and our ability to utilize our deferred tax asset, including NOL and AMT carryforwards; and our ability to attract and retain key members of management. Reference is made to our filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding our business. Historical results are not necessarily indicative of our future prospects. Our risk factors are disclosed in Item 1A of our Annual Report on Form 10-K and updated as needed in Item 1A of Part II of our reports on Form 10-Q.

PART 1. FINANCIAL INFORMATION - ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At March 31, 2012	At December 31, 2011
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$81,388	$22,992
Federal funds sold and other short-term investments	8,451	6,871

Total cash and cash equivalents	89,839	29,863

Time deposits with banks	1,470	1,470
Securities held to maturity, net (estimated fair value of $588,691 and $698,804, respectively)	590,959	700,444
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	8,937	9,249
Loans receivable (net of allowance for loan losses of $29,169 and $30,415, respectively)	1,126,268	1,133,375
Accrued interest receivable	7,067	7,216
Loan fees receivable	3,916	4,188
Premises and equipment, net	4,026	4,104
Foreclosed real estate (net of valuation allowance of $6,548 and $6,037, respectively)	27,767	28,278
Deferred income tax asset	36,300	38,836
Other assets	12,503	12,517

Total assets	$1,909,052	$1,969,540

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$4,828	$4,702
Interest-bearing deposit accounts:
Checking (NOW) accounts	13,557	9,915
Savings accounts	9,443	9,505
Money market accounts	432,658	438,731
Certificate of deposit accounts	1,139,167	1,199,171

Total deposit accounts	1,599,653	1,662,024

Borrowed funds:
Federal Home Loan Bank advances	10,500	17,500
Subordinated debentures—capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	4,862	4,404

Total borrowed funds	72,064	78,606

Accrued interest payable on deposits	2,372	3,676
Mortgage escrow funds payable	26,081	19,670
Other liabilities	7,831	8,033

Total liabilities	1,708,001	1,772,009

STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 issued and outstanding)	25	25
Additional paid-in-capital, preferred	24,975	24,975
Preferred stock discount	(665)	(762)
Class A common stock ($1.00 par value; 62,000,000 shares authorized; 21,590,689 and 21,125,289 issued and outstanding, respectively)	21,591	21,125
Additional paid-in-capital, common	85,670	84,765
Unearned compensation on restricted common stock awards	(1,588)	(483)
Retained earnings	71,043	67,886

Total stockholders’ equity	201,051	197,531

Total liabilities and stockholders’ equity	$1,909,052	$1,969,540

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended March 31,
($ in thousands, except per share data)	2012	2011

INTEREST AND DIVIDEND INCOME
Loans receivable	$18,258	$20,970
Securities	2,431	2,618
Other interest-earning assets	9	6

Total interest and dividend income	20,698	23,594

INTEREST EXPENSE
Deposits	10,130	12,450
Subordinated debentures—capital securities	467	542
FHLB advances and all other borrowed funds	143	251

Total interest expense	10,740	13,243

Net interest and dividend income	9,958	10,351
Provision for loan losses	–	2,045

Net interest and dividend income after provision for loan losses	9,958	8,306

NONINTEREST INCOME
Income from the early repayment of mortgage loans	955	9
Income from mortgage lending activities	207	256
Customer service fees	120	118
Impairment writedowns on investment securities	(157)	(105)
All other	–	45

Total noninterest income	1,125	323

NONINTEREST EXPENSES
Salaries and employee benefits	2,057	1,780
Occupancy and equipment, net	521	415
Data processing	103	93
Professional fees and services	375	498
Stationery, printing, supplies, postage and delivery	62	69
FDIC insurance	631	1,122
General insurance	145	140
Director and committee fees	107	106
Advertising and promotion	3	7
Real estate activities expense	460	325
Provision for real estate losses	511	–
All other	160	180

Total noninterest expenses	5,135	4,735

Earnings before income taxes	5,948	3,894
Provision for income taxes	2,694	1,741

Net earnings	3,254	2,153
Preferred stock dividend requirements and discount amortization	(444)	(427)

Net earnings available to common stockholders	$ 2,810	$ 1,726

Basic earnings per common share	$ 0.13	$ 0.08
Diluted earnings per common share	$ 0.13	$ 0.08
Cash dividends per common share	$ –	$ –

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Quarter Ended March 31,
	2012		2011
($ in thousands)	Shares	Amount	Shares	Amount

PREFERRED STOCK

Balance at beginning and end of period	25,000	$25	25,000	$25

ADDITIONAL PAID-IN-CAPITAL, PREFERRED

Balance at beginning and end of period		24,975		24,975

PREFERRED STOCK DISCOUNT
Balance at beginning of period		(762)		(1,148)
Amortization of preferred stock discount		97		96

Balance at end of period		(665)		(1,052)

CLASS A COMMON STOCK
Balance at beginning of period	21,125,289	21,125	21,126,489	21,126
Issuance of 465,400 shares of restricted stock to employees/directors	465,400	466	-	-

Balance at end of period	21,590,689	21,591	21,126,489	21,126

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		84,765		84,705
Issuance of 465,400 shares of restricted stock to employees/directors		884		-
Compensation expense related to grants of stock options		21		15

Balance at end of period		85,670		84,720

UNEARNED COMPENSATION—RESTRICTED STOCK
Balance at beginning of period		(483)		(749)
Issuance of 465,400 shares of restricted Class A common stock to employees/directors		(1,350)		-
Amortization of unearned compensation to compensation expense		245		63

Balance at end of period		(1,588)		(686)

RETAINED EARNINGS
Balance at beginning of period		67,886		57,026
Net earnings		3,254		2,153
Preferred stock discount amortization		(97)		(96)

Balance at end of period		71,043		59,083

Total stockholders’ equity at end of period	21,615,689	$201,051	21,151,489	$188,191

Preferred stockholder’s equity	25,000	$24,335	25,000	$23,948
Common stockholders’ equity	21,590,689	176,716	21,126,489	164,243

Total stockholders’ equity at end of period	21,615,689	$201,051	21,151,489	$188,191

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended March 31,
($ in thousands)	2012	2011

OPERATING ACTIVITIES
Net earnings before preferred dividend requirements and discount amortization	$3,254	$2,153
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	84	84
Provisions for loan and real estate losses	511	2,045
Deferred income tax expense	2,536	1,740
Compensation expense related to grants of common stock and options	266	78
Amortization of deferred debenture offering costs	9	9
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(30)	(228)
Net gain from sale of premises	—	(44)
Impairment writedowns on investment securities	157	105
Net increase in accrued interest payable on debentures	471	550
Net increase (decrease) in official checks outstanding	127	(3,568)
Net decrease in loan fees receivable	272	245
Net change in all other assets and liabilities	(1,199)	334

Net cash provided by operating activities	6,458	3,503

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	168,929	77,030
Purchases of securities held to maturity	(60,141)	(53,381)
Redemptions (purchases) of FRB and FHLB stock, net	312	(450)
Repayments of loans receivable, net	7,384	32,962
Proceeds from sales of premises	—	379
Purchases of premises and equipment	(6)	(75)

Net cash provided by investing activities	116,478	56,465

FINANCING ACTIVITIES
Net decrease in deposits	(62,371)	(59,453)
Net increase in mortgage escrow funds payable	6,411	7,801
Net decrease in FHLB advances—original terms of more than 3 months	(7,000)	(3,000)
Principal repayments of mortgage note payable	—	(148)

Net cash used in financing activities	(62,960)	(54,800)

Net increase in cash and cash equivalents	59,976	5,168
Cash and cash equivalents at beginning of period	29,863	23,911

Cash and cash equivalents at end of period	$89,839	$29,079

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$11,577	$14,146
Cash paid for income taxes, net	350	141
Preferred stock dividend requirements and amortization of related discount	444	427

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Principles of Consolidation, Basis of Presentation, Use of Estimates and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements (the “financial statements”) in this report on Form 10-Q have not been audited except for information derived from our audited 2011 consolidated financial statements and notes thereto and should be read in conjunction with our 2011 Annual Report on Form 10-K (“2011 10-K”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.

Our accounting and reporting policies conform to GAAP and general practices within the banking industry and are consistent with those described in note 1 to the financial statements included in our 2011 10-K, as updated by the information contained in this Form 10-Q.

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

Note 2 - Description of Business

Intervest Bancshares Corporation (IBC) is the parent company of Intervest National Bank (INB) and IBC owns 100% of INB’s capital stock. INB is a nationally chartered commercial bank that opened on April 1, 1999. References to “we,” “us” and “our” in these footnotes refer to IBC and INB on a consolidated basis, unless otherwise specified.

For a description of our business, see note 1 to the financial statements included in our 2011 10-K.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities Held to Maturity

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Expected Life	Wtd-Avg Remaining Maturity
At March 31, 2012
U.S. government agencies (1)	275	$583,532	$1,800	$ 286	$585,046	1.35%	1.1 Yrs	4.7 Yrs
Residential mortgage-backed (2)	4	3,206	-	17	3,189	1.70%	3.6 Yrs	17.6 Yrs
Corporate (3)	8	4,221	-	3,765	456	2.27%	21.7 Yrs	21.7 Yrs
	287	$590,959	$1,800	$4,068	$588,691	1.36%	1.2 Yrs	4.8 Yrs
At December 31, 2011
U.S. government agencies (1)	345	$696,066	$2,381	$ 153	$698,294	1.38%	1.2 Yrs	4.8 Yrs
Corporate (3)	8	4,378	-	3,868	510	2.09%	21.9 Yrs	21.9 Yrs
	353	$700,444	$2,381	$4,021	$698,804	1.39%	1.2 Yrs	5.0 Yrs

(1) Consist of debt obligations of U.S. government sponsored agencies (GSEs)—FHLB, FNMA, FHLMC or FFCB. GSEs are federally chartered corporations privately owned by shareholders. GSE securities carry no explicit U.S. government guarantee of creditworthiness. Neither principal nor interest payments is guaranteed by the U.S. government and they do not constitute a debt or obligation of the U.S. government or any of its agencies or instrumentalities other than the applicable GSE. In September 2008, FNMA and FHLMC were placed under U.S. government conservatorship.

(2) Consist of $1.0 million of Government National Mortgage Association (GNMA) pass-through certificates and $2.2 million of Federal National Mortgage Association (FNMA) participation certificates. The GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the U.S. government while the FNMA certificates have an implied guarantee by such agency as to principal and interest payments.

(3) Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry. Amortized cost at March 31, 2012 and December 31, 2011 is reported net of other than temporary impairment charges of $3.8 million and $3.7 million, respectively.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

($ in thousands)	Number of Securities	Less Than Twelve Months		Twelve Months or Longer		Total
		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At March 31, 2012
U.S. government agencies	58	$131,632	$286	$ -	$ -	$131,632	$ 286
Residential mortgage-backed	3	2,101	17	-	-	2,101	17
Corporate	8	-	-	456	3,765	456	3,765
	69	$133,733	$303	$ 456	$3,765	$134,189	$4,068
At December 31, 2011
U.S. government agencies	49	$100,058	$153	$ -	$ -	$100,058	$ 153
Corporate	8	-	-	510	3,868	510	3,868
	57	$100,058	$153	$ 510	$3,868	$100,568	$4,021

Nearly all of the securities in the agency and mortgaged-backed securities portfolio have either fixed interest rates or have predetermined scheduled interest rate increases and nearly all have call features that allow the issuer to call the security at par before its stated maturity without penalty. In general, as interest rates rise, the estimated fair value of fixed-rate securities will decrease; as interest rates fall, their value will increase. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. INB, which holds the portfolio, has the ability and intent to hold all of these investments for a period of time sufficient for the estimated fair value of the securities with unrealized losses to recover, which may be at the time of maturity. Historically, INB has always recovered the cost of its investments in U.S. government agency securities upon maturity, and expects to do so with its mortgage backed security investments. We view all the gross unrealized losses related to the agency and mortgaged-backed securities portfolio to be temporary for the reasons noted above. The estimated fair values disclosed in the table above for U.S. government agency and mortgage-backed securities and are obtained from third-party brokers who provide quoted prices derived from active markets for identical or similar securities.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities Held To Maturity, Continued

INB also owns trust preferred securities that are also classified as held to maturity. The estimated fair values of these securities are depressed due to the weakened economy and financial condition of a large number of the issuing banks, a number of issuing banks that are no longer in business and restrictions that have been or can be placed on the payment of interest by regulatory agencies, all of which have severely reduced the demand for these securities and rendered their trading market inactive. We concluded that an adverse change in the estimated future cash flows from these securities has occurred to such a level that all of these securities have been other than temporarily impaired (OTTI) to varying degrees as denoted below.

The following table provides various information regarding trust preferred securities.

($ in thousands) Cusip # (1)	Credit Rating	Cost Basis	Write Downs (2)	Adj. Cost Basis	Estimated Fair Value (3)	Unrealized Loss	% of Collateral Defaulted	% of Collateral Deferred	# of Banks in Pool	OTTI (4)	Discount Margin (4)
At March 31, 2012
74041PAEO	C	$999	$(765)	$234	$5	$(229)	35.36%	16.60%	39	Yes	1.90%
74040XAD6	C+	1,016	(264)	752	137	(615)	14.74%	17.19%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	137	(616)	14.74%	17.19%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	137	(616)	14.74%	17.19%	54	Yes	1.80%
74040YAF9	C	981	(676)	305	6	(299)	24.27%	25.71%	58	Yes	1.70%
74040YAE2	C	1,000	(695)	305	6	(299)	24.27%	25.71%	58	Yes	1.70%
74041UAE9	C+	1,022	(463)	559	14	(545)	7.62%	30.93%	64	Yes	1.57%
74041UAE9	C+	1,023	(463)	560	14	(546)	7.62%	30.93%	64	Yes	1.57%

		$8,029	$(3,808)	$4,221	$456	$(3,765)

At December 31, 2011
74041PAEO	C	$999	$(652)	$347	$33	$(314)	35.36%	10.55%	39	Yes	1.90%
74040XAD6	C+	1,016	(264)	752	146	(606)	14.74%	16.28%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	146	(607)	14.74%	16.28%	54	Yes	1.80%
74040XAE4	C+	994	(241)	753	145	(608)	14.74%	16.28%	54	Yes	1.80%
74040YAF9	C	981	(676)	305	5	(300)	24.27%	25.71%	58	Yes	1.70%
74040YAE2	C	1,000	(695)	305	5	(300)	24.27%	25.71%	58	Yes	1.70%
74041UAE9	C+	1,022	(441)	581	15	(566)	7.62%	24.97%	64	Yes	1.57%
74041UAE9	C+	1,023	(441)	582	15	(567)	7.62%	24.97%	64	Yes	1.57%

		$8,029	$(3,651)	$4,378	$510	$(3,868)

(1) At March 31, 2012 and December 31, 2011, all of these securities were on cash basis accounting because INB is currently not receiving all scheduled contractual interest payments on these securities. The cash flows for the interest payments on these securities are being redirected to a more senior class of bondholders to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the security’s underlying performing collateral to a level where a predetermined coverage test fails and requires cash flows from interest payments to be redirected to a senior class of security holders. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of the cash flow and cash interest payments would resume on INB’s bonds, although no such assurance can be given as to the amount and timing of the resumption, if any. In April 2012, INB received payments of interest on 74040XAD6 and 74040XAE4 totaling $18,000.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities Held To Maturity, Continued

The following is a summary of the carrying value (amortized cost) and fair value of securities held to maturity as of March 31, 2012, by remaining period to contractual maturity (ignoring earlier call dates, if any). Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations. The table below does not consider the effects of possible prepayments or unscheduled repayments.

	Amortized	Estimated	Wtd-Avg
($ in thousands)	Cost	Fair Value	Yield
Due in one year or less	$—	$-	-%
Due after one year through five years	416,240	417,654	1.19
Due after five years through ten years	164,292	164,389	1.72
Due after ten years	10,427	6,648	2.11
	$590,959	$588,691	1.36%

Note 4 - Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At March 31, 2012		At December 31, 2011
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	355	$867,887	347	$864,470
Multifamily loans	161	277,956	161	290,011
Land loans	9	11,159	9	11,218

	525	1,157,002	517	1,165,699

One to four family loans	1	25	1	25
Commercial business loans	20	1,565	19	1,520
Consumer loans	13	351	12	329

	34	1,941	32	1,874

Loans receivable, gross	559	1,158,943	549	1,167,573
Deferred loan fees		(3,506)		(3,783)

Loans receivable, net of deferred fees		1,155,437		1,163,790
Allowance for loan losses (1)		(29,169)		(30,415)
Loans receivable, net (2)		$1,126,268		$1,133,375

At March 31, 2012 and December 31, 2011, there were $53.2 million and $57.2 million of loans, respectively, on nonaccrual status, and $9.0 million at both dates of loans classified as accruing troubled debt restructured loans (TDRs). The total of these loans represented all of our impaired loans as of those dates.

At March 31, 2012, there were three loans totaling $2.8 million, compared to one loan in the amount of $1.9 million and December 31, 2011, that were 90 days past due and still accruing interest. The balance at March 31, 2012 represents loans that have matured and the borrowers continue to make monthly payments of principal and interest. These loans were in the process of being extended as of March 31, 2012.

At March 31, 2012 and December 31, 2011, a specific impairment valuation allowance (included as part of the allowance for loan losses) totaling $7.0 million and $8.0 million, respectively, was maintained on impaired loans. All of our loans are evaluated for impairment on a loan-by-loan basis.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Loans Receivable, Continued

The recorded investment, corresponding specific impairment valuation allowance and unpaid principal balance of our impaired loans at the dates indicated are summarized follows:

	Recorded Investment (1) by State					Specific Valuation Allowance (2)	Total Unpaid Principal (3)	# of Loans
($ in thousands)	NY	FL	NJ	OH	Total
At March 31, 2012
Commercial real estate:
Retail	$11,122	$9,005	$ 500	$1,373	$22,000	$2,876	$25,747	8
Office Building	-	14,834	1,065	-	15,899	498	16,476	2
Warehouse	950	1,800	-	-	2,750	299	5,118	2
Mixed Use	4,765	-	-	-	4,765	585	5,061	3
Multifamily	939	13,006	-	-	13,945	1,715	15,290	7
Land	289	2,540	-	-	2,829	1,009	2,829	2
Totals	$18,065	$41,185	$1,565	$1,373	$62,188	$6,982	$70,521	24
At December 31, 2011
Commercial real estate:
Retail	$9,285	$9,504	$ 500	$2,304	$21,593	$2,741	$26,018	7
Office Building	888	14,834	1,065	-	16,787	884	17,733	3
Warehouse	950	1,800	-	-	2,750	299	3,251	2
Mixed Use	5,508	-	-	-	5,508	944	5,796	4
Multifamily	3,730	13,046	-	-	16,776	2,137	18,122	8
Land	290	2,565	-	-	2,855	1,009	2,855	2
Totals	$20,651	$41,749	$1,565	$2,304	$66,269	$8,014	$73,775	26

(1) Represents contractual unpaid principal balance less any partial principal chargeoffs and interest received and applied as a reduction of principal.

(2) Represents a specific valuation allowance against the recorded investment included as part of the overall allowance for loan losses.

All of our impaired loans have a specific valuation allowance.

(3) Represents contractual unpaid principal balance (for informational purposes only).

Other information related to impaired loans is summarized as follows:

	Quarter Ended March 31,
($ in thousands)	2012	2011
Average recorded investment in nonaccrual loans	$55,736	$51,595
Total cash basis interest income recognized on nonaccrual loans	699	520

Average recorded investment in accruing TDR loans	8,364	4,131
Total interest income recognized on accruing TDR loans under modified terms	123	58

Age analysis of our loan portfolio at March 31, 2012 is summarized as follows:

($ in thousands)	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$809,894	$11,840	$2,598	$1,723	$16,161	$-
Multifamily	263,704	-	2,090	1,075	3,165	-
Land	9,255	-	1,615	-	1,615	-
All other	1,941	-	-	-	-
Total accruing loans	1,084,794	11,840	6,303	2,798	20,941	-
Nonaccrual Loans (1):
Commercial real estate	37,665	-	1,867	2,300	4,167	41,832
Multifamily	7,350	-	-	3,737	3,737	11,087
Land	-	-	-	289	289	289
Total nonaccrual loans	45,015	-	1,867	6,326	8,193	53,208
Total loans	$1,129,809	$11,840	$8,170	$9,124	$29,134	$53,208

(1)	See footnote 1 to table that follows on the next page for an explanation.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Loans Receivable, Continued

Age analysis of our loan portfolio at December 31, 2011 is summarized as follows:

($ in thousands)	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$794,196	$21,807	$3,500	$1,925	$27,232	$-
Multifamily	272,640	3,069	394	-	3,463	-
Land	10,928	-	-	-	-	-
All other	1,874	-	-	-	-
Total accruing loans	1,079,638	24,876	3,894	1,925	30,695	-
Nonaccrual Loans (1):
Commercial real estate	39,854	-	-	3,188	3,188	43,042
Multifamily	7,378	-	2,792	3,738	6,530	13,908
Land	-	-	-	290	290	290
Total nonaccrual loans	47,232	-	2,792	7,216	10,008	57,240
Total loans	$1,126,870	$24,876	$6,686	$9,141	$40,703	$57,240

(1) The amount of nonaccrual loans in the current column included $44.2 million of TDRs at March 31, 2012 and $45.7 million of TDRs at December 31, 2011 for which payments are being made in accordance with their restructured terms, but the loans were maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion at both dates was comprised of certain paying loans classified nonaccrual due to concerns regarding the borrowers’ ability to continue making payments. Interest income from loan payments on all loans in nonaccrual status is recognized on a cash basis, provided the remaining principal balance is deemed collectable.

Information regarding the credit quality of the loan portfolio based on internally assigned grades follows:

($ in thousands)	Pass	Special Mention	Substandard (1)	Doubtful (1)	Total
At March 31, 2012
Commercial real estate	$795,418	$12,198	$60,271	$-	$867,887
Multifamily	258,974	2,395	16,587	-	277,956
Land	8,070	-	3,089	-	11,159
All other	1,941	-	-	-	1,941
Total loans	$1,064,403	$14,593	$79,947	$-	$1,158,943
Allocation of allowance for loan losses	$20,254	$360	$8,555	$-	$29,169
At December 31, 2011
Commercial real estate	$791,295	$13,108	$59,355	$712	$864,470
Multifamily	270,281	2,954	16,776	-	290,011
Land	8,100	-	3,118	-	11,218
All other	1,874	-	-	-	1,874
Total loans	$1,071,550	$16,062	$79,249	$712	$1,167,573
Allocation of allowance for loan losses	$20,353	$392	$9,314	$356	$30,415

(1) Substandard and doubtful loans consist of $53.2 million of nonaccrual loans, $9.0 million of accruing TDRs and $17.8 million of other performing loans at March 31, 2012, compared to $57.2 million of nonaccrual loans, $9.0 million of accruing TDRs and $13.7 million of other performing loans at December 31, 2011. For a discussion regarding the rating criteria we use, see note 1 to the financial statements included in our 2011 10-K.

The geographic distribution of the loan portfolio by state follows:

($ in thousands)	At March 31, 2012		At December 31, 2011
	Amount	% of Total	Amount	% of Total
New York	$752,626	64.9%	$763,770	65.4%
Florida	303,968	26.2	296,604	25.4
New Jersey	30,599	2.6	30,807	2.6
Pennsylvania	19,066	1.6	22,548	1.9
Connecticut	11,504	1.0	11,569	1.0
Georgia	9,124	0.8	9,102	0.8
Virginia	8,158	0.8	8,203	0.7
North Carolina	7,698	0.7	7,732	0.7
Kentucky	7,634	0.7	7,674	0.7
Ohio	2,201	0.2	3,138	0.3
All other states	6,365	0.5	6,426	0.5
	$1,158,943	100.0%	$1,167,573	100.0%

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Loans Receivable, Continued

At March 31, 2012, we had a total of $53.2 million of TDRs (of which $44.2 million were classified nonaccrual and $9.0 million accrual), compared to $54.7 million ($45.7 million nonaccrual and $9.0 million accrual) at December 31, 2011. All TDRs are considered impaired loans. Normally, TDRs are classified nonaccrual if at the time of restructuring the loan was on nonaccrual status. Once a sufficient amount of time has passed, generally six months, if the restructured loan has performed under the modified terms and the collectability of all contractual principal (including principal partially charged off) and interest is reasonably assured, the TDR is normally returned to an accruing status. In addition to the passage of time, we also consider the loam’s payment performance prior to restructure, collateral value and the ability of the borrower to make principal and interest payments in accordance with the modified terms. Normally, a TDR continues to be considered a TDR until it is paid in full. During the quarter ended March 31, 2012, there were no loans restructured, or existing TDRs returned to accrual status or TDRs that subsequently defaulted since restructure.

The geographic distribution of TDRs by state follows:

($ in thousands)	At March 31, 2012		At December 31, 2011
	Amount	% of Total	Amount	% of Total
New York	$14,160	26.6%	$14,216	26.0%
Florida	36,586	68.8	37,150	67.9
New Jersey	1,065	2.0	1,066	1.9
Ohio	1,373	2.6	2,304	4.2
	$53,184	100.0%	$54,736	100.0%

Note 5 - Allowance for Loan Losses

Activity in the allowance for loan losses by loan type for the periods indicated is as follows:

($ in thousands)	Commercial Real Estate	Multifamily	Land	All Other	Total
Quarter Ended March 31, 2012
Balance at beginning of period	$19,156	$9,180	$2,069	$ 10	$30,415
Loan chargeoffs	(1,430)	-	-	-	(1,430)
Loan recoveries	168	16	-	-	184
Provision (credit) for loan losses	469	(478)	9	-	-
Balance at end of period	$18,363	$8,718	$2,078	$ 10	$29,169
Quarter Ended March 31, 2011
Balance at beginning of period	$21,919	$11,356	$1,553	$ 12	$34,840
Loan chargeoffs	(4,164)	(349)	-	-	(4,513)
Loan recoveries	-	28	-	-	28
Provision (credit) for loan losses	1,934	169	(57)	(1)	2,045
Balance at end of period	$19,689	$11,204	$1,496	$ 11	$32,400

Impairment for all of our impaired loans is calculated on a loan-by-loan basis using either the estimated fair value of the loan’s collateral less estimated selling costs (for collateral dependent loans) or the present value of the loan’s cash flows (for non-collateral dependent loans). Any calculated impairment is recognized as a valuation allowance within the overall allowance for loan losses and a charge through the provision for loan losses. We may charge off any portion of the impaired loan with a corresponding decrease to the valuation allowance when such impairment is deemed uncollectible. At March 31, 2012 and December 31, 2011, a specific impairment valuation allowance (included as part of the allowance for loan losses) totaling $7.0 million and $8.0 million, respectively, was maintained on impaired loans.

Note 6 - Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At March 31, 2012		At December 31, 2011
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	4	$11,107	4	$11,542
Multifamily	3	13,727	3	13,727
Land	2	2,933	2	3,009
Real estate acquired through foreclosure	9	$27,767	9	$28,278
(1)	Reported net of any associated valuation allowance.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 - Foreclosed Real Estate and Valuation Allowance for Real Estate Losses, Continued

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter-Ended March 31,
($ in thousands)	2012	2011
Valuation allowance at beginning of period	$6,037	$2,688
Provision for real estate losses	511	-
Real estate chargeoffs	-	-
Valuation allowance at end of period	$6,548	$2,688

Note 7 - Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At March 31, 2012		At December 31, 2011
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$496,695	2.71%	$514,667	2.83%
Over one to two years	355,690	3.55	397,394	3.58
Over two to three years	146,196	3.34	136,226	3.43
Over three to four years	44,475	3.16	67,855	3.27
Over four years	96,111	3.57	83,029	3.91
Total certificates of deposit	$1,139,167	3.14%	$1,199,171	3.25%

CDs of $100,000 or more totaled $568 million at March 31, 2012 and $600 million at December 31, 2011 and included brokered CDs of $111 million and $128 million, respectively.

At March 31, 2012, all CDs of $100,000 or more (inclusive of brokered CDs) by remaining maturity were as follows: $230 million due within one year; $188 million due over one to two years; $72 million due over two to three years; $19 million due over three to four years; and $59 million due thereafter.

At March 31, 2012, brokered CDs had a weighted average rate of 4.93% and their remaining maturity were as follows: $41 million due within one year; $33 million due over one to two years; $19 million due over two to three years; none due over three to four years; and $18 million due thereafter.

Note 8 - FHLB Advances and Lines of Credit

At March 31, 2012, INB had $30 million of unsecured credit lines that were cancelable at any time. As a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can borrow from these institutions on a secured basis. At March 31, 2012, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $628 million from the FHLB and FRB if needed.

The following is a summary of certain information regarding FHLB advances in the aggregate:

	At or For the Quarter Ended March 31,
($ in thousands)	2012	2011
Balance at period end	$10,500	$22,500
Maximum amount outstanding at any month end for the period	$17,500	$25,500
Average outstanding balance for the period	$13,654	$24,800
Weighted-average interest rate paid for the period	4.21%	4.09%
Weighted-average interest rate at period end	4.24%	4.07%

Scheduled contractual maturities of outstanding FHLB advances as of March 31, 2012 were as follows:

($ in thousands)	Amount	Rate
Due September 5, 2012	$3,500	4.28%
Due March 11, 2013	3,000	4.17%
Due September 9, 2013	4,000	4.26%
	$10,500	4.24%

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 - Subordinated Debentures - Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding are summarized as follows:

	At March 31, 2012			At December 31, 2011
($ in thousands)	Principal	Accrued Interest Payable	Interest Rate	Principal	Accrued Interest Payable	Interest Rate
Capital Securities II - debentures due September 17, 2033	$15,464	$1,225	3.42%	$15,464	$1,079	3.50%
Capital Securities III - debentures due March 17, 2034	15,464	1,164	3.26%	15,464	1,025	3.35%
Capital Securities IV - debentures due September 20, 2034	15,464	1,011	2.87%	15,464	889	2.96%
Capital Securities V - debentures due December 15, 2036	10,310	1,432	2.12%	10,310	1,368	2.20%

	$56,702	$4,832		$56,702	$4,361

The securities are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. Each Trust was formed with a capital contribution from IBC and for the sole purpose of issuing and administering the Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire IBC’s Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of IBC’s capital contributions of $1.7 million, total $55 million and qualify as regulatory Tier 1 capital up to certain limits. IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II to IV were capitalized and are being amortized over the contractual life of the securities using the straight-line method. The unamortized balance totaled approximately $0.8 million at March 31, 2012 and December 31, 2011. There were no issuance costs associated with Capital Securities V.

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

Interest payments may be deferred at any time and from time to time during the term of the Junior Subordinated Debentures at IBC’s election for up to 20 consecutive quarterly periods, or 5 years. There is no limitation on the number of extension periods IBC may elect, provided, however, no deferral period may extend beyond the maturity date of the Junior Subordinated Debentures. During an interest deferral period, interest will continue to accrue on the Junior Subordinated Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, IBC will be obligated to pay all interest then accrued and unpaid. During the deferral period, among other restrictions, IBC and any affiliate cannot, subject to certain exceptions: (i) declare or pay any dividends or distributions on, or redeem, purchase or acquire any capital stock of IBC or its affiliates (other than payment of dividends to IBC); or (ii) make any payment of principal or interest or premium on, or repay, repurchase or redeem any debt securities of IBC or its affiliates that rank pari passu with or junior to the Junior Subordinated Debentures. In February 2010, IBC exercised its right to defer interest payments. This deferral does not constitute a default under the indentures governing the securities. At March 31, 2012, IBC had accrued and expensed a total of $4.8 million of interest payments on the Junior Subordinated Debentures.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 - Preferred Dividends in Arrears

As described in note 11 to the financial statements included in our 2011 10-K, in February 2010, IBC ceased the declaration and payment of dividends on its Series A preferred stock held by the U.S. Treasury as required by IBC’s primary regulator. IBC has missed nine dividend payments as of the date of filing of this report. At March 31, 2012, the amount of preferred dividends undeclared, unpaid and in arrears totaled $3.1 million. The preferred stock carries a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% beginning in December 2013. Dividends compound if they accrue and are not paid and they also reduce earnings or increase losses available to common stockholders. A failure to pay a total of six preferred share dividend payments, whether or not consecutive, gives the holders of the shares the right to elect two directors to IBC’s board of directors. That right would continue until IBC pays all dividends in arrears. In the first quarter of 2012, the Treasury exercised its right and appointed one director to IBC’s Board effective March 23, 2012.

Note 11 - Common Stock Options and Restricted Common Stock

IBC has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options, restricted stock and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. The maximum number of shares of Class A common stock that may be awarded under the Plan is 1,500,000. At March 31, 2012, 323,360 shares of Class A common stock were available for award under the Plan. There were no grants of stock options in the first quarter of 2012 or 2011.

A summary of the activity for the quarter ended March 31, 2012 in IBC’s outstanding Class A common stock warrant/ options and related information follows:

	Exercise Price Per Warrant/Option							Wtd-Avg Exercise Price
($ in thousands, except per share amounts)
	$5.42 (1)	$17.10	$7.50	$4.02	$3.00	$2.55	Total
Outstanding at December 31, 2011	691,882	117,840	121,390	70,510	39,900	44,100	1,085,622	$6.62
Forfeited/expired (2)	-	-	-	(100)	(200)	(300)	(600)	$2.95
Outstanding at March 31, 2012	691,882	117,840	121,390	70,410	39,700	43,800	1,085,022	$6.63
Expiration date	12/23/18	12/13/17	12/11/18	12/10/19	12/09/20	12/08/21
Vested and exercisable (3)	100%	100%	100%	67%	33%	0%	91%
Wtd-avg remaining contractual term (in years)	6.7	5.7	6.7	7.7	8.7	9.7	6.9
Intrinsic value at March 31, 2012 (4)	-	-	-	-	$32	$56	$88

(1)	Represents a warrant held by the U.S. Treasury as described in note 11 to the financial statements in our 2011 10-K.

(2)	Represent options forfeited or expired unexercised.

(3)	The $4.02 options become 100% vested and exercisable on December 10, 2012.

The $3.00 options further vest and become exercisable at the rate of 33.33% on December 9, 2012 and 2013.

The $2.55 options vest and become exercisable at the rate of 33.33% on December 8, 2012, 2013 and 2014.

Full vesting may occur earlier for all options upon the occurrence of certain events as defined in the option agreements.

(4)	Intrinsic value was calculated using the closing price of the Class A common stock on March 31, 2012 of $3.82.

On January 19, 2012, a total of 465,400 shares of restricted Class A common stock were awarded under the Plan as follows: a total of 175,000 shares to five executive officers; a total of 240,000 shares to six non-employee directors; and a total of 50,400 shares to 31 other officers and employees. For the executive officers, the restricted stock awards vest in two installments, with two thirds vesting on the second anniversary of the grant and the remaining one third on the third anniversary of the grant. For the non-employee directors, the restricted stock awards vest 100% on the first anniversary of the grant. For the other officers and employees, the restricted stock awards vest in three equal installments, with one third on each of the next three anniversary dates of the grant. Vesting is subject to the grantee’s continued employment with us or, in the case of non-employee directors, the grantee serving as our director on the aforementioned anniversary dates. All of the awards are subject to accelerated vesting upon the death or disability of the grantee or upon a change in control of our company, as defined in the restricted stock agreements. The grant date fair value for each restricted stock award was $2.90 per share, or a total fair value of $1.4 million, based on the closing market price of the Class A common stock on the grant date of January 19, 2012. There were no restricted stock awards made in 2011.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11 - Common Stock Options and Restricted Common Stock, Continued

A summary of the activity for the quarter ended March 31, 2012 in IBC’s outstanding Class A restricted common stock follows:

	Price Per Share
	$2.35	$2.90
Outstanding at December 31, 2011	318,100	-
Shares granted to executive officers	-	175,000
Shares granted to non-employee directors	-	240,000
Shares granted to other officers and employees	-	50,400
Outstanding at March 31, 2012 (1)	318,100	465,400

(1) All outstanding shares of restricted common stock were unvested at March 31, 2012 and subject to forfeiture. Shares issued at a price of $2.35 on December 9, 2010 will vest 100% on December 9, 2013. Shares issued at a price of $2.90 on January 19, 2012 will vest as follows: 256,800 on January 19, 2013, 133,473 on January 19, 2014 and 75,127 on January 19, 2015. All shares may vest earlier upon the occurrence of certain events as defined in the restricted stock agreements. The record holder of the restricted shares possesses all the rights of a holder of our common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Shares held by certain executive officers of IBC have further restrictions on transferability as long IBC is a participant in the TARP program.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award and totaled $266,000 and $78,000 for the quarters ended March 31, 2012 and 2011, respectively. Stock-based compensation expense is recorded as an expense and a corresponding increase to stockholders’ equity. At March 31, 2012, pre-tax, stock-based compensation cost related to all nonvested awards of options and restricted stock not yet recognized totaled $1.7 million and will be recognized over a weighted-average period of approximately 1.82 years.

Note 12 - Deferred Tax Asset

At March 31, 2012 and December 31, 2011, we had a deferred tax asset totaling $36.3 million and $38.9 million, respectively. The tax asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases that will result in future income tax deductions as well as an unused net operating loss carryforward (NOL) of approximately $31 million for Federal purposes and approximately $63 million for state and local purposes, and a $1 million Federal AMT credit carryforward as of March 31, 2012, all of which can be applied against and reduce our future taxable income and tax liabilities. The NOL carryforwards expire in 2030 while the AMT credit carryforward has no expiration date.

We have determined that a valuation allowance for the deferred tax asset was not required at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized. This conclusion is based on our prior taxable earnings history (exclusive of the NOL generated in the second quarter of 2010) coupled with positive evidence (such as taxable earnings generated in 2011 and the first quarter of 2012, and our future projections of taxable income) indicating that we will be able to generate an adequate amount of future taxable income over a reasonable period of time to fully utilize the deferred tax asset.

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

Note 13 - Earnings Per Common Share

Net earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings per common share computations are summarized in the table that follows:

	Quarter Ended March 31,
	2012	2011
Net earnings applicable to common stockholders	$2,810,000	$1,726,000
Weighted-Average number of common shares outstanding (1)	21,493,518	21,126,489
Basic Earnings Per Common Share	$0.13	$0.08
Diluted Earnings Per Common Share	$0.13	$0.08

(1) All outstanding options and warrant to purchase common stock during each of the periods above were not dilutive for purposes of the diluted earnings per share computations as calculated under the treasury stock method.

Note 14 - Off-Balance Sheet Financial Instruments

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These instruments can be in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in our financial statements. Our maximum exposure to credit risk is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees to us. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. INB from time to time issues standby letters of credit, which are conditional commitments issued by INB to guarantee the performance of a customer to a third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in originating loans. We had no standby letters of credit outstanding at March 31, 2012 or December 31, 2011.

The contractual amounts of off-balance sheet financial instruments are summarized as follows:

($ in thousands)	At March 31, 2012	At December 31, 2011
Unfunded loan commitments	$18,645	$18,199
Available lines of credit	856	826
	$19,501	$19,025

Note 15 - Regulatory Capital and Regulatory Matters

Regulatory Matters. IBC and INB are both currently operating under formal agreements with their primary regulators, including various restrictions arising therefrom that affect our business. For a discussion of these formal agreements and restrictions, see note 20 the financial statements in our 2011 10-K.

Regulatory Capital. At March 31, 2012 and December 31, 2011, we believe that IBC and INB met all capital adequacy requirements to which they are subject. As of the date of filing of this report, we are not aware of any conditions or events that would have changed the status of such compliance with those regulatory capital requirements from March 31, 2012.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15 - Regulatory Capital and Regulatory Matters, Continued

Information regarding our regulatory capital and related ratios is summarized as follows:

	INB		IBC Consolidated
	At March 31,	At December 31,	At March 31,	At December 31,
($ in thousands)	2012	2011	2012	2011
Tier 1 Capital (1)	$224,579	$218,590	$231,708	$226,325
Tier 2 Capital	16,786	17,176	16,842	17,232
Total risk-based capital (2)	$241,365	$235,766	$248,550	$243,557
Net risk-weighted assets	$1,330,456	$1,360,811	$1,334,962	$1,365,322
Average assets for regulatory purposes	$1,914,265	$1,950,445	$1,920,787	$1,958,409
Total capital to risk-weighted assets	18.14%	17.33%	18.62%	17.84%
Tier 1 capital to risk-weighted assets	16.88%	16.06%	17.36%	16.58%
Tier 1 capital to average assets	11.73%	11.21%	12.06%	11.56%

(1) IBC’s consolidated Tier 1 capital at March 31, 2012 and December 31, 2011 included $55 million of IBC’s outstanding qualifying trust preferred securities and $25 million of IBC’s Series A cumulative perpetual preferred stock held by the U.S. Treasury.

(2) See note 10 for a discussion of preferred dividends in arrears totaling $3.1 million at March 31, 2012. Dividends in arrears are recorded as reduction in capital only when they are declared and payable.

The table that follows presents information regarding our capital adequacy.

			Capital Requirements
	Actual Capital		Minimum Under Prompt Corrective Action Provisions		To Be “Well Capitalized” Under Prompt Corrective Action Provisions		Minimum Under Agreement with OCC
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated at March 31, 2012: (1)
Total capital to risk-weighted assets	$248,550	18.62%	$106,797	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$231,708	17.36%	$53,398	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$231,708	12.06%	$76,831	4.00%	NA	NA	NA	NA
Consolidated at December 31, 2011:
Total capital to risk-weighted assets	$243,557	17.84%	$109,226	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$226,325	16.58%	$54,613	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$226,325	11.56%	$78,336	4.00%	NA	NA	NA	NA
INB at March 31, 2012:
Total capital to risk-weighted assets	$241,365	18.14%	$106,436	8.00%	$133,046	10.00%	$159,655	12.00%
Tier 1 capital to risk-weighted assets	$224,579	16.88%	$53,218	4.00%	$79,827	6.00%	$133,046	10.00%
Tier 1 capital to average assets	$224,579	11.73%	$76,571	4.00%	$95,713	5.00%	$172,284	9.00%
INB at December 31, 2011:
Total capital to risk-weighted assets	$235,766	17.33%	$108,865	8.00%	$136,081	10.00%	$163,297	12.00%
Tier 1 capital to risk-weighted assets	$218,590	16.06%	$54,432	4.00%	$81,649	6.00%	$136,081	10.00%
Tier 1 capital to average assets	$218,590	11.21%	$78,018	4.00%	$97,522	5.00%	$175,540	9.00%

(1) Assuming IBC had excluded all of its eligible outstanding trust preferred securities (which totaled $55 million) from its Tier 1 capital and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios at March 31, 2012 would have been 18.62%, 13.24% and 9.20%, respectively.

The table that follows presents additional information regarding our capital adequacy at March 31, 2012.

	Consolidated Regulatory Capital			INB Regulatory Capital
($ in thousands)	Actual	Required	Excess	Actual	Required	Excess
Total capital to risk-weighted assets	$248,550	$106,797	$141,753	$241,365	$159,655	$81,710
Tier 1 capital to risk-weighted assets	$231,708	$53,398	$178,310	$224,579	$133,046	$91,533
Tier 1 capital to average assets	$231,708	$76,831	$154,877	$224,579	$172,284	$52,295

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17 - Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Currently, we have no assets or liabilities that are recorded at fair value on a recurring basis, such as a securities available for sale portfolio. From time to time, we are required to record at fair value other assets or liabilities on a non-recurring basis, such as our impaired loans, impaired investment securities and foreclosed real estate. These nonrecurring fair value adjustments involve the application of lower-of-cost-or-market accounting or writedowns of individual assets.

In accordance with GAAP, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. For level 3, valuations are generated from model-based techniques that use significant assumptions not observable in the market. These assumptions reflect our estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include the use of discounted cash flow models. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. See note 21 to the financial statements in our 2011 10-K for a further discussion of valuation levels 1 and 2. All of our assets measured at fair value on a nonrecurring basis use level 3 inputs.

The following tables provide information regarding our assets measured at fair value on a nonrecurring basis.

	Outstanding Carrying Value
	At March 31, 2012	At December 31, 2011
($ in thousands)	Level 3	Level 3
Impaired loans (1):
Commercial real estate	$45,414	$46,638
Multifamily	13,945	16,776
Land	2,829	2,855
Total impaired loans	62,188	66,269
Impaired securities (2)	4,221	4,378
Foreclosed real estate	27,767	28,278

	Accumulated Losses on		Total Losses (Gains) (3)
	Outstanding Balance as of		For the Quarter Ended March 31,
($ in thousands)	March 31, 2012	December 31, 2011	2012	2011
Impaired loans:
Commercial real estate	$10,755	$10,593	$652	$402
Multifamily	3,017	3,455	(438)	608
Land	1,009	1,009	-	-
Total impaired loans	14,781	15,057	214	1,010
Impaired securities	3,808	3,651	157	105
Foreclosed real estate	6,548	6,037	511	-

(1) Comprised of all nonaccrual loans and accruing TDRs. Outstanding carrying value excludes a specific valuation allowance included in the overall allowance for loan losses. See note 4 to the financial statements included in this report on Form 10-Q.

(2) Comprised of certain held-to maturity investments in trust preferred securities considered other than temporarily impaired. See note 3 to the financial statements included in this report on Form 10-Q.

(3) Represents total losses recognized on all assets measured at fair value on a nonrecurring basis during the period indicated. The losses for impaired loans represent the change (before net chargeoffs) during the period in the corresponding specific valuation allowance, while the losses for foreclosed real estate represent writedowns in carrying values subsequent to foreclosure (recorded as provisions for real estate losses) adjusted for any gains or losses from the transfer/sale of the properties during the period. The losses on investment securities represent OTTI charges recorded as a component of noninterest income as described in note 3 to the financial statements in this report on Form 10-Q.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17 - Fair Value Measurements, Continued

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the quarter ended March 31, 2012.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2011	$4,378	$66,269	$28,278
Net new impaired securities/loans	-	1,176	-
Other than temporary impairment writedowns	(157)	-	-
Principal repayments/sales	-	(3,827)	-
Chargeoffs of impaired loans	-	(1,430)	-
Writedowns of carrying value subsequent to foreclosure	-	-	(511)
Balance at March 31, 2012	$4,221	$62,188	$27,767

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the quarter ended March 31, 2011.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2010	$4,580	$56,555	$27,064
Net new impaired securities/loans	-	7,250	-
Other than temporary impairment writedowns	(105)	-	-
Principal repayments/sales	-	(8,587)	-
Chargeoffs of impaired loans	-	(4,396)	-
Balance at March 31, 2011	$4,475	$50,822	$27,064

The fair value estimates of all of our financial instruments shown in the table that follows are made at a specific point in time based on available information. Where available, quoted market prices are used. A significant portion of our financial instruments, such as our mortgage loans, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by us that include the instrument’s credit risk characteristics and future estimated cash flows and prevailing interest rates. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of our assumptions could cause the fair value estimates to deviate substantially. A discussion regarding the assumptions used to compute the estimated fair values disclosed in the table below can be found in note 21 to the financial statements in our 2011 10-K.

The carrying and estimated fair values of our financial instruments are as follows:

	At March 31, 2012		At December 31, 2011
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$ 89,839	$ 89,839	$ 29,863	$ 29,863
Time deposits with banks	1,470	1,470	1,470	1,470
Securities held to maturity, net	590,959	588,691	700,444	698,804
FRB and FHLB stock	8,937	8,937	9,249	9,249
Loans receivable, net	1,126,268	1,149,738	1,133,375	1,167,523
Loan fees receivable	3,916	3,210	4,188	3,454
Accrued interest receivable	7,067	7,067	7,216	7,216
Financial Liabilities:
Deposits	1,599,653	1,641,131	1,662,024	1,705,419
Borrowed funds plus accrued interest payable	72,064	71,839	78,606	78,331
Accrued interest payable on deposits	2,372	2,372	3,676	3,676
Off-Balance Sheet Financial Instruments:
Commitments to lend	435	435	589	589
Net Financial Assets	153,932	133,175	140,910	129,564

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 18 - Recent Accounting Standards Update

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-03 Transfers and Servicing: “Reconsideration of Effective Control for Repurchase Agreements,” which applies to all public entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. Consequently, it also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. ASU 2011-03 became effective January 1, 2012 and is to be applied prospectively to transactions or modifications of existing transactions that occur on or after such date. We adopted ASU 2011-03 on January 1, 2012 and it had no impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement: “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU 2011-04 is expected to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, it changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements, including the following: (1) measuring the fair value of financial instruments that are managed within a portfolio; (2) application of premiums and discounts in a fair value measurement; and (3) additional disclosures about fair value measurements. ASU 2011-04 became effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. We adopted ASU 2011-04 on January 1, 2012 and it had no impact on our consolidated financial statements other than to increase financial disclosures already provided.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 became effective for interim reporting period beginning on or after December 15, 2011, with retrospective application required. We adopted ASU No. 2011-05 on January 1, 2012 and it had no impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. ASU No. 2011-08 became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted ASU No. 2011-08 on January 1, 2012 and it had no impact on our consolidated financial statements. We have never had any goodwill.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 18 - Recent Accounting Standards Update, Continued

In December 2011, ASU No. 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05” was issued. In order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this ASU supersede certain pending paragraphs in ASU 2011-05. The amendments were made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The provisions of ASU 2011-123 have no impact on our consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., our independent registered public accounting firm, has made a limited review of our financial data as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of March 31, 2012 and the related condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2012, we, based on our audit, expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith P.A., P.C.

HACKER, JOHNSON & SMITH P.A., P.C.

Tampa, Florida

May 4, 2012

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the accompanying financial statements in this report on Form 10-Q as well as our entire 2011 Annual Report on Form 10-K (“2011 10-K”).

Intervest Bancshares Corporation (“IBC”) is the parent company of Intervest National Bank (“INB”). References in this report to “we,” “us” and “our” refer to these entities on a consolidated basis, unless otherwise specified. For a discussion of our business, see note 1 to the financial statements included in our 2011 10K. Our business is also affected by various risk factors, which are disclosed beginning on page 31 of our 2011 10-K in Item 1A thereof and updated as needed in Item 1A of Part II of this report on Form 10-Q.

Available Information

IBC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements and any amendments to those reports can be obtained (excluding exhibits) without charge by writing to: Intervest Bancshares Corporation, Attention: Secretary, One Rockefeller Plaza (Suite 400) New York, New York 10020. In addition, the reports (with exhibits) are available on the Securities and Exchange Commission’s website at www.sec.gov. IBC has a website at www.intervestbancsharescorporation.com that is used for limited purposes and contains certain reports after they are electronically filed with or furnished to the SEC. INB also has a website at www.intervestnatbank.com. The information on both of these web sites is not and should not be considered part of this report and is not incorporated by reference in this report.

Critical Accounting Policies

A detailed discussion of our critical accounting policies and the factors and estimates we use in applying them can be found under the caption “Critical Accounting Policies” on pages 46 to 51 in our 2011 10-K.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

A comparison of selected consolidated balance sheet information follows:

	At March 31, 2012		At December 31, 2011
	Carrying	% of	Carrying	% of
($ in thousands)	Value	Total Assets	Value	Total Assets
Cash and cash equivalents	$89,839	4.7%	$29,863	1.5%
Security investments, net	601,366	31.5	711,163	36.1
Loans receivable, net of deferred fees and loan loss allowance	1,126,268	59.0	1,133,375	57.6
Foreclosed real estate, net of valuation allowance	27,767	1.5	28,278	1.4
All other assets	63,812	3.3	66,861	3.4
Total assets	$1,909,052	100.0%	$1,969,540	100.0%
Deposits	$1,599,653	83.8%	$1,662,024	84.4%
Borrowed funds and related interest payable	72,064	3.8	78,606	4.0
All other liabilities	36,284	1.9	31,379	1.6
Total liabilities	1,708,001	89.5	1,772,009	90.0
Stockholders’ equity	201,051	10.5	197,531	10.0
Total liabilities and stockholders’ equity	$1,909,052	100.0%	$1,969,540	100.0%

General

Total assets at March 31, 2012 decreased to $1.91 billion from $1.97 billion at December 31, 2011, primarily reflecting a decrease in security investments, partially offset by an increase in cash and short-term investments. The net decrease in assets was funded by a reduction in deposit liabilities and borrowed funds.

Cash and Cash Equivalents

Cash and cash equivalents increased to $90 million at March 31, 2012 from $30 million at December 31, 2011.The level of cash and cash equivalents fluctuates based on various factors, including our liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities. INB expects to utilize a large portion of the March 31 balance to fund new loans over the next several quarters. See the section “Liquidity and Capital Resources” in this report for a discussion of our liquidity and funding commitments.

Security Investments

Security investments consist of the following: securities held to maturity; Federal Reserve Bank of New York (FRB) and Federal Home Loan Bank of New York (FHLB) stock; and time deposits with banks aggregating to $601 million at March 31, 2012, compared to $711 million at December 31, 2011.

Securities are classified as held to maturity and are carried at amortized cost when we have the intent and ability to hold them to maturity. Such investments, all of which were held by INB, decreased to $591 million at March 31, 2012, from $700 million at December 31, 2011. The decrease reflected $169 million of calls and $0.2 million of impairment writedowns, partially offset by $60 million of new purchases. A portion of the resulting proceeds was used to fund planned deposit outflow and a portion was being held temporarily in cash and short-term investments for anticipated funding of new loans as denoted earlier.

At March 31, 2012, securities held to maturity consisted of the following: investment grade debt obligations of the Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) totaling $583.5 million; investment grade residential mortgage-backed securities (MBS) issued by the Government National Mortgage Association (GNMA) and FNMA totaling $3.2 million; and non-investment grade corporate securities (consisting of variable-rate pooled trust preferred securities (or TRUPs) backed by obligations of companies in the banking industry) with a carrying value of $4.2 million. As discussed in greater detail in note 3 to the financial statements in this report, other than temporary impairment charges totaling $3.8 million have been recorded on the TRUPs as of March 31, 2012. INB invests primarily in U.S. government agency debt obligations to emphasize safety and liquidity. In March 2012, INB also began purchasing MBS in an effort to increase the overall yield on its investment portfolio.

At March 31, 2012, the securities held to maturity portfolio had a weighted-average yield to earliest call date of 1.36% and a weighted-average remaining expected life and contractual maturity of 1.2 years and 4.8 years, respectively. Nearly all of the securities have fixed interest rates or have predetermined rate increases and call features that allow the issuer to call the security before its stated maturity without penalty. Over the next twelve months, approximately $428 million of securities in the portfolio could potentially be called assuming market interest rates remain at or near current levels. A large portion of the resulting proceeds would then be reinvested into similar securities and potentially at lower rates. At the time of purchase, securities with callable features routinely have higher yields than non-callable securities with the same maturity. However, the callable features or the expiration of the non-callable period of the security will most likely result in the early call of securities in a declining or flat rate environment, which results in re-investment risk of the proceeds.

At March 31, 2012 and December 31, 2011, the securities held-to-maturity portfolio’s estimated fair value was $589 million and $699 million, respectively. At March 31, 2012, the portfolio had a net unrealized loss of $2.3 million, compared to a net unrealized loss of $1.6 million at December 31, 2011. See note 3 to the financial statements included in this report for information on and a discussion of unrealized losses.

In order for INB to be a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity, which amounted to $5.8 million and $3.1 million, respectively, at March 31, 2012. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was most recently at the rate of 5% on February 17, 2012. The total required investment fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

At March 31, 2012 and December 31, 2011, INB also held as investments $1.5 million of time deposits with banks with a weighted-average yield of 1.52% and remaining maturity of 2.71 years.

Loans Receivable, Net of Deferred Fees

Total loans receivable, net of deferred fees, amounted to $1.15 billion at March 31, 2012, an $8.4 million decrease from $1.16 billion at December 31, 2011. The decrease reflected $44.5 million of payoffs, $12.5 million of amortization and $1.4 million of chargeoffs, partially offset by $49.7 million of new loans and a $0.3 million decrease in deferred fees. Loans paid off during the first quarter of 2012 had a weighted-average yield of 6.31%. New loan originations during the period nearly all had fixed interest rates and a weighted-average yield, term and loan-to-value ratio of approximately 5%, 5 years and 60%, respectively. New loans originated during the quarter included $29.0 million of commercial real estate loans, $20.5 of multifamily loans and $0.2 million of other loans.

Fixed-rate loans constituted approximately 80% of the loan portfolio at March 31, 2012. The portfolio also included loans (approximately 17% of the portfolio) that have terms that call for predetermined interest rate increases over the life of the loan. The entire portfolio had a short weighted-average remaining life of approximately 3.5 years as of March 31, 2012. See the section “Asset and Liability Management” in our 2011 10-K for a further discussion of fixed-rate loans and their impact on our interest rate risk.

The loan portfolio is also concentrated in mortgage loans secured by commercial and multifamily real estate properties located in New York (65%) and Florida (26%). The properties include rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self storage facilities and some vacant land.

At March 31, 2012, our loans secured by the aforementioned real estate consisted of 525 loans with an aggregate principal balance of $1.16 billion and an average loan size of $2.2 million. Loans with principal balances of more than $10 million consisted of 11 loans totaling $142 million, with the largest loan being $17.0 million. Loans with principal balances of $5 million to $10 million consisted of 45 loans and aggregated to $290 million.

The table below sets forth information regarding our loan portfolio.

	At March 31, 2012		At December 31, 2011
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	355	$867,887	347	$864,470
Multifamily loans	161	277,956	161	290,011
Land loans	9	11,159	9	11,218
	525	1,157,002	517	1,165,699
One to four family loans	1	25	1	25
Commercial business loans	20	1,565	19	1,520
Consumer loans	13	351	12	329
	34	1,941	32	1,874
Loans receivable, gross	559	1,158,943	549	1,167,573
Deferred loan fees		(3,506)		(3,783)
Loans receivable, net of deferred fees		1,155,437		1,163,790
Allowance for loan losses		(29,169)		(30,415)
Loans receivable, net		$1,126,268		$1,133,375

The following table sets forth information regarding loans of more than $10 million at March 31, 2012:

($ in thousands)		Principal	Current	Maturity	Days
Property Type	Property Location	Balance	Interest Rate	Date	Past Due	Status
Retail	White Plains, New York	$16,978	4.30%	Apr 2017	None	Accrual
Office building	New York, New York	15,876	6.00%	Aug 2013	None	Accrual
Office building	New York, New York	15,427	6.13%	Apr 2015	None	Accrual
Office building	Miami, Florida	14,834	5.00%	Sep 2018	None	TDR-nonaccrual (1)
Multifamily	Tampa, Florida	12,676	5.88%	Sep 2020	None	Accrual
Office building	Ft. Lauderdale, Florida	11,478	6.00%	May 2016	None	Accrual
Hotel	New York, New York	11,466	4.00%	Dec 2016	None	Accrual
Retail	Brooklyn, New York	11,162	6.00%	Nov 2013	None	Accrual
Hotel	New York, New York	11,005	6.45%	Jul 2012	None	Accrual
Retail	Manorville, New York	10,890	6.25%	Sep 2024	None	Accrual
Office building	New York, New York	10,612	6.00%	Apr 2014	None	Accrual

		$142,404

(1) Loan was restructured in June 2011 and is performing in accordance with its restructured terms. Monthly payments are interest only based on 5.00% to June 1, 2013. Beginning July 1, 2013, monthly principal and interest payments resume with a 5.125% interest rate. Thereafter, the interest rate increases each year on June 1 as follows: 5.25%, 5.375%, 5.50%, 5.625% and 5.75%. Regulatory guidance requires the loan to remain on nonaccrual status as of March 31, 2012.

The table below sets forth the location of properties securing the real estate loan portfolio at March 31, 2012.

($ in thousands)	New York	Florida	New Jersey	Connecticut	Other States	Total
Commercial Real Estate:
Retail	$325,067	$ 99,214	$10,860	$ 5,822	$38,932	$ 479,895
Office buildings	115,262	49,303	14,909	3,803	11,585	194,862
Industrial/warehouses	60,921	4,053	711	-	-	65,685
Hotels	39,762	14,736	-	-	-	54,498
Mobile home parks	-	22,896	-	-	-	22,896
Parking lots/garages	23,771	-	-	-	-	23,771
Other	7,678	16,648	1,126	-	828	26,280
Multifamily	177,542	86,797	2,994	1,774	8,849	277,956
Land	2,594	8,565	-	-	-	11,159
One to four family	-	25	-	-	-	25
Total real estate loans	$752,597	$302,237	$30,600	$11,399	$60,194	$1,157,027
Loans on nonaccrual status	$ 14,482	$ 35,787	$ 1,566	$ -	$ 1,373	$ 53,208

The table below sets forth the location of properties securing the real estate loan portfolio at December 31, 2011.

($ in thousands)	New York	Florida	New Jersey	Connecticut	Other States	Total
Commercial Real Estate:
Retail	$312,727	$ 89,576	$10,942	$ 4,562	$ 40,058	$ 457,865
Office buildings	128,075	51,540	14,987	3,824	11,638	210,064
Industrial/warehouses	61,326	5,004	731	-	-	67,061
Hotels	39,973	14,868	-	-	-	54,841
Mobile home parks	-	23,025	-	-	-	23,025
Parking lots/garages	23,896	-	-	-	-	23,896
Other	7,716	16,747	1,132	1,289	834	27,718
Multifamily	187,418	85,497	3,015	1,788	12,293	290,011
Land	2,608	8,610	-	-	-	11,218
One to four family	-	25	-	-	-	25
Total real estate loans	$763,739	$294,892	$30,807	$11,463	$64,823	$1,165,724
Loans on nonaccrual status	$ 17,055	$ 36,315	$ 1,566	$ -	$ 2,304	$ 57,240

The following table sets forth information regarding loans outstanding at March 31, 2012 by year of origination:

($ in thousands) Year Originated	Balance Outstanding	% of Total	Balance Rated Substandard	% of Outstanding	Balance Nonaccrual	% of Outstanding
2004 and prior	$ 182,449	16%	$ -	-%	$ -	-%
2005	88,083	8	11,274	13	5,617	6
2006	117,066	10	4,679	4	950	1
2007	210,036	18	47,921	23	36,659	17
2008	228,208	20	8,447	4	7,183	3
2009	154,476	13	4,582	3	-	-
2010	62,261	5	3,044	5	2,799	5
2011	69,512	6	-	-	-	-
2012	46,852	4	-	-	-	-
	$ 1,158,943	100%	$ 79,947	7%	$ 53,208	5%

The table below sets forth information regarding loans outstanding at December 31, 2011 by year of origination.

($ in thousands) Year Originated)	Balance Outstanding	% of Total	Balance Rated Substandard	% of Outstanding	Balance Rated Doubtful	% of Outstanding	Balance Nonaccrual	% of Outstanding
2004 and prior	$ 186,081	16%	$ -	-%	$ -	-%	$ -	-%
2005	89,807	8	14,119	16	-	-	8,422	9
2006	130,070	11	950	1	-	-	950	1
2007	235,658	20	52,130	22	712	1	39,751	17
2008	229,684	19	7,815	3	-	-	5,318	2
2009	159,687	14	1,436	1	-	-	-	-
2010	65,890	6	2,799	4	-	-	2,799	4
2011	70,696	6	-	-	-	-	-	-
	$ 1,167,573	100%	$ 79,249	7%	$ 712	1%	$ 57,240	5%

The table that follows summarizes loans we have rated as substandard and doubtful as of the dates indicated.

($ in thousands)	Mar 31, 2012	Dec 31, 2011
Impaired loans:
Loans on nonaccrual status	$53,208	$57,952
TDRs on accruing status	8,980	9,030
Total impaired loans	62,188	66,982
Other non-impaired accruing substandard loans (1)	17,759	12,979
Total substandard and doubtful rated loans	$79,947	$79,961

(1) Represent loans for which there were concerns regarding the ability of the borrowers to meet existing repayment terms. These loans reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loans. These loans may never become delinquent, nonaccrual or impaired. Potential problem loans, such as these, are closely monitored and considered in the determination of the overall adequacy of the allowance for loan losses.

For additional information concerning our loan portfolio, see note 4 to the financial statements included in this report.

Nonperforming Assets and Troubled Debt Restructured Loans (TDRs)

The table below summarizes nonperforming assets, TDRs, past due loans and selected ratios at the dates indicated.

($ in thousands)	Mar 31, 2012	Dec 31, 2011
Nonaccrual loans:
Loans past due 90 days or more	$ 6,326	$ 7,216
Loans past due 31-89 days (1)	1,867	2,792
Loans past due 0-30 days (1)	811	1,526
TDR loans past due 0-30 days (2)	44,204	45,706
Total loans on nonaccrual status	53,208	57,240
Real estate acquired through foreclosure	27,767	28,278
Investment securities on a cash basis (3)	4,221	4,378
Total assets considered nonperforming	$85,196	$89,896
TDRs on an accruing status and 0-30 days past due (4)	$ 8,980	$ 9,030
Loans past due 90 days or more and still accruing (5)	$ 2,798	$ 1,925
Loans past due 60-89 days and still accruing	$ 6,303	$ 3,894
Loans past due 31-59 days and still accruing	$11,840	$24,876
Nonaccrual loans to total gross loans	4.59%	4.90%
Nonperforming assets to total assets	4.46%	4.56%
Allowance for loan losses to total net loans	2.52%	2.61%
Allowance for loan losses to nonaccrual loans	54.82%	53.14%

(1) We may place a loan on nonaccrual status prior to it becoming past due 90 days based on the specific facts and circumstances associated with each loan that indicate that it is probable the borrower may not be able to continue making monthly payments. Interest income from payments made on nonaccrual loans is recognized on a cash basis (when collected) if the outstanding principal is determined to be collectible.

(2) Represent loans whose terms have been modified mostly through the deferral of principal and/or a partial reduction in interest payments and are current as to payments and performing in accordance with their restructured terms, but are classified nonaccrual in accordance with regulatory guidance. Interest income from payments on such classified loans is also recognized on a cash basis. At March 31, 2012, such loans totaled $44 million and were yielding 4.84%. A TDR that is on nonaccrual status can only be returned to accrual status if ultimate collectability of contractual principal is assured and the borrower has demonstrated satisfactory payment performance either before or after the restructuring (usually for a period of no shorter than six months). For those TDRs (a total of 7 loans aggregating $19.5 million at March 31, 2012) that have been partially charged-off (by a total of $7.2 million as of March 31, 2012), the evaluation for full repayment of contractual principal must also include the collectability of amounts charged off. Although the loans have been partially charged off for financial statement purposes, the borrowers remain obligated to pay all contractual principal due on all of the TDRs.

(3)	See note 3 to the financial statements included in this report for a discussion of these securities.

(4) Represent loans whose terms have been modified mostly through the deferral of principal and/or a partial reduction in interest payments and are maintained on accrual status. All loans were performing and current and had a weighted-average yield of approximately 5.50% as of March 31, 2012.

(5) At March 31, 2012, balance consisted of 3 loans that have matured and the borrowers were making monthly loan payments. The loans were in the process of being extended as of March 31, 2012.

The table that follows summarizes the change in total nonaccrual loans for the period indicated.

($ in thousands)	Quarter Ended March 31, 2012
Balance at beginning of period	$57,240
Net new additions	1,176
Chargeoffs	(1,430)
Payoffs and principal repayments	(3,778)
Balance at end of period	$53,208

The table that follows summarizes the change in accruing TDRs for the period indicated.

($ in thousands)	Quarter Ended March 31, 2012
Balance at beginning of period	$9,030
Principal repayments	(50)
Balance at end of period	$8,980

The table that follows details real estate we owned through foreclosure.

($ in thousands)				Net Carrying Value (1)		Last
Property Type and Description	City	State	Acquired	Mar 31, 2012	Dec 31, 2011	Appraised
1.1 acres of vacant waterfront land	Hollywood	FL	2/08	$ 1,800	$ 1,876	Sep 2011
335 room vacant hotel	Orlando	FL	4/09	5,645	5,645	Sep 2011
7 story vacant office building and vacant lot	Yonkers	NY	8/09	1,334	1,334	Jun 2011
146 unit garden apartment complex - 72% occupied	Austell	GA	9/09	2,850	2,850	Sep 2011
39 acres of vacant land partially waterfront	Perryville	MD	4/10	1,133	1,133	Dec 2011
622 unit garden apartment complex - 70% occupied	Louisville	KY	7/10	7,488	7,488	May 2011
192 unit garden apartment complex - 89% occupied	Louisville	KY	7/10	3,389	3,389	May 2011
4 building office park - 65% occupied	Jacksonville	FL	7/11	1,920	1,920	Jul 2011
4 story office building - 60% occupied	Ft. Lauderdale	FL	10/11	2,208	2,643	Mar 2012
				$27,767	$28,278

(1) Reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure. The total valuation allowance amounted to $6.5 million at March 31, 2012 and $6.0 million at December 31, 2011.

We review our portfolio of real estate owned through foreclosure at least quarterly by performing market valuations of the properties, which normally consist of obtaining externally prepared appraisals at least annually for every property, as well as an internal discussion and review of economic and real estate market conditions in the local area where the property is located, in order to determine if a valuation allowance is needed to reflect any decrease in the estimated fair value of the property since acquisition. During the first quarter of 2012, based on a new annual appraisal on one property and management’s assessment of the factors described above, the real estate valuation allowance was increased (on two properties) by a total of $0.5 million through a charge to the provision for real estate losses. All of the properties owned are being marketed for sale.

For additional information on nonaccrual loans, TDRs, past due loans and real estate owned and its corresponding valuation allowance, see notes 4 and 6 to the financial statements included in this report.

Allowance For Loan Losses

The allowance for loan losses amounted to $29.2 million at March 31, 2012, compared to $30.4 million at December 31, 2011. The allowance represented 2.52% of total loans (net of deferred fees) outstanding at March 31, 2012, compared to 2.61% at December 31, 2011. At March 31, 2012 and December 31, 2011, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $7.0 million and $8.0 million, respectively, for total nonaccrual loans and accruing TDRs, all of which are considered impaired loans.

The net decrease in the allowance was due to $1.4 million of chargeoffs, partially offset by $0.2 million of partial recoveries of prior chargeoffs. During the first quarter of 2012, based on annual updated appraisals received on the underlying collateral properties, a portion of three loans classified as nonaccrual TDRs (or $1.4 million of aggregate principal) was charged off for financial statement purposes. Although these TDR loans continue to perform as agreed under the modified terms, we reduced their carrying value by these chargeoffs to reflect the lower appraised amounts of the underlying property.

At March 31, 2012, with respect to all of our impaired loans, which totaled $62.2 million, we have obtained current appraisals as follows: 40% dated within the last 3 months; 8% dated within the last 4-6 months; 25% dated within the last 7-9 months; and 27% within the last 10-12 months. Our policy is to obtain externally prepared appraisals for impaired loans and real estate owned at least annually.

For additional information on the allowance for loan losses, see note 5 to the financial statements included in this report.

All Other Assets

All other assets at March 31, 2012 (as denoted in the table under the caption “Comparison of Financial Condition at March 31, 2012 and December 31, 2011”) decreased to $64 million, from $67 million at December 31, 2011, primarily due to a $2.5 million net decrease in our deferred tax asset. For additional information on the deferred tax asset, see note 12 to the financial statements included in this report.

Deposits

Total deposits at March 31, 2012 decreased to $1.60 billion from $1.66 billion at December 31, 2011, due to a $60 million decrease in certificate of deposit accounts (CDs). At March 31, 2012, CDs totaled $1.14 billion, and checking, savings and money market accounts aggregated to $461 million. The same categories of deposit accounts totaled $1.20 billion and $463 million, respectively, at December 31, 2011. INB has steadily lowered its overall deposit rates offered for its deposit products since early 2010 to encourage deposit outflow (including the ongoing repayment of maturing higher-cost brokered CDs) and reduce the overall size of its balance sheet.

CDs represented 71% of total consolidated deposits at March 31, 2012, compared to 72% at December 31, 2011. At March 31, 2012 and December 31, 2011, CDs included $111 million and $128 million of brokered deposits, respectively. For additional information on deposits, see the section “Liquidity and Capital Resources” and note 7 to the financial statements included in this report.

Borrowed Funds and Related Interest Payable

Total borrowed funds and related interest payable decreased to $72.1 million at March 31, 2012, from $78.6 million at December 31, 2011, due to the maturity and repayment of $7.0 million of FHLB borrowings, partially offset by a $0.5 million increase in accrued interest payable on IBC’s outstanding debt, which is in the form of junior subordinated notes relating to its outstanding trust preferred securities.

For additional information on and discussion of borrowed funds, see notes 8 and 9 to the financial statements included in this report, as well as the section entitled “Liquidity and Capital Resources.”

All Other Liabilities

All other liabilities at March 31, 2012 (as denoted in the table under the caption “Comparison of Financial Condition at March 31, 2012 and December 31, 2011”) amounted to $36 million, compared to $31 million at December 31, 2011. The increase was primarily due to a higher level ($6.4 million) of mortgage escrow funds payable. Mortgage escrow funds payable (which represent advance payments made to us by borrowers for property taxes and insurance that we remit to third parties) fluctuate based on the size of the loan portfolio, timing of payments by us to third parties and increases in general property tax and insurance rates.

Stockholders’ Equity

The following table sets forth the changes in stockholders’ equity:

($ in thousands, except per share amounts)	Amount	Class A Shares	Amount Per Share (2)
Common stockholders’ equity at December 31, 2011	$173,293	21,125,289	$8.20
Net earnings before preferred dividend requirements	3,254	-	0.15
Preferred dividends declared and paid (1)	-	-	-
Amortization of preferred stock discount	(97)	-	(0.01)
Issuance of restricted common stock	-	465,400	-
Compensation from stock options and restricted stock	266	-	0.01

Common stockholders’ equity at March 31, 2012	$176,716	21,590,689	$8.18

Preferred stockholder’s equity at December 31, 2011 (1)	$ 24,238
Amortization of preferred stock discount	97

Preferred stockholder’s equity at March 31, 2012	$ 24,335

Total stockholders’ equity at March 31, 2012	$201,051

(1)

Represents 25,000 shares of IBC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, owned by the U.S. Treasury. See note 11 to the financial statements included in our 2011 10-K and note 10 to the financial statements included in this report on Form 10-Q.

In February 2010, IBC suspended the declaration and payment of preferred dividends on the Series A preferred stock. IBC has missed nine dividend payments as of the date of filing of this report. At March 31, 2012, the amount of preferred dividends unpaid and in arrears totaled $3.1 million. Dividends in arrears are recorded as reduction in common stockholders’ equity only when they are declared and payable.

(2)	Common book value per share, after adjusting for preferred dividends in arrears of $3.1 million, was $8.04 at March 31, 2012.

Comparison of Results of Operations for the Quarters Ended March 31, 2012 and 2011

Overview

We reported net earnings available to common stockholders for the first quarter of 2012 (“Q1-12”) of $2.8 million or $0.13 per diluted share, compared to net earnings of $1.7 million, or $0.08 per diluted share, for the first quarter of 2011 (“Q1-11”). The results and per share amounts reported for both periods were net of $0.4 million of preferred dividend requirements related to IBC’s outstanding preferred stock held by the U.S. Treasury.

Net earnings for Q1-12 increased by $1.1 million over Q1-11 due to the following: a $1.5 million decrease in the total provision for loan and real estate losses; a $0.8 million increase in noninterest income and a $0.2 million decrease in noninterest expenses. The total of these items was partially offset by a $0.9 million increase in income tax expense; a $0.4 million decrease in net interest and dividend income and a $0.1 million increase in real estate expenses.

Selected information regarding our results of operations follows:

	For the Quarter Ended
($ in thousands)	March 31, 2012	March 31, 2011
Interest and dividend income	$20,698	$23,594
Interest expense	10,740	13,243
Net interest and dividend income	9,958	10,351
Provision for loan losses	-	2,045
Noninterest income	1,125	323
Noninterest expenses:
Provision for real estate losses	511	-
Real estate activities expenses	460	325
All other noninterest expenses	4,164	4,410
Earnings before income taxes	5,948	3,894
Provision for income taxes	2,694	1,741
Net earnings	3,254	2,153
Less: preferred dividend requirements and discount amortization (1)	444	427
Net earnings available to common stockholders	$ 2,810	$ 1,726

(1)	Represents dividend requirements on cumulative preferred stock held by the U.S. Treasury and amortization of related preferred stock discount. See note 10 to the financial statements in this report on Form 10-Q.

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

Our net interest and dividend income (detailed in the table that follows on the next page) decreased by $0.4 million to $10.0 million in Q1-12 from $10.4 million in Q1-11. The decrease reflected a decrease in the size of our balance sheet resulting from both a planned reduction as well as fewer suitable lending opportunities during the period, slightly offset by a 2 basis point improvement in our net interest margin.

In Q1-12, our total average interest-earning assets decreased by $110 million from Q1-11, reflecting a $164 million decrease in average loans, partially offset by a $54 million net increase in average security and overnight investments. At the same time, average deposits and borrowed funds decreased by $101 million and $11 million, respectively, while average stockholders’ equity increased by $12 million. The net reduction in the balance sheet positively impacted our regulatory capital ratios, but negatively impacted our net interest income.

The slightly higher net interest margin was attributable to lower rates paid on deposit accounts and the run off of higher-cost CDs and borrowings, largely offset by payoffs of higher yielding loans and calls of security investments due to declining interest rates, coupled with the re-investment of a large portion of these cash inflows into new securities and loans at lower market interest rates. Overall, our average cost of funds decreased by 42 basis points to 2.54% in Q1-12, from 2.96% in Q1-11, while our average yield on earning assets decreased at a slower pace by 38 basis points to 4.50% in Q1-12, from 4.88% in Q1-11. See the section “Liquidity and Capital Resources” in this report for additional discussion on our deposits, borrowings and brokered CDs.

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

	For the Quarter Ended
	March 31, 2012			March 31, 2011
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Loans (1)	$1,165,330	$18,258	6.30%	$1,329,413	$20,970	6.40%
Securities	678,844	2,431	1.44	615,357	2,618	1.73
Other interest-earning assets	7,664	9	0.47	17,055	6	0.14
Total interest-earning assets	1,851,838	$20,698	4.50%	1,961,825	$23,594	4.88%

Noninterest-earning assets	93,292			84,174

Total assets	$1,945,130			$2,045,999

Interest-bearing liabilities:
Interest checking deposits	$ 11,607	$ 19	0.66%	$10,141	$ 21	0.84%
Savings deposits	9,247	10	0.43	9,602	15	0.63
Money market deposits	434,920	669	0.62	433,657	951	0.89
Certificates of deposit	1,175,890	9,432	3.23	1,278,780	11,463	3.64
Total deposit accounts	1,631,664	10,130	2.50	1,732,180	12,450	2.91
FHLB advances	13,654	143	4.21	24,800	250	4.09
Debentures—capital securities	56,702	467	3.31	56,702	542	3.88
Mortgage note payable	-	-	-	87	1	4.66
Total borrowed funds	70,356	610	3.49	81,589	793	3.94
Total interest-bearing liabilities	$1,702,020	$10,740	2.54%	$1,813,769	$13,243	2.96%
Noninterest-bearing deposits	4,474			4,060
Noninterest-bearing liabilities	39,890			41,347
Preferred stockholder’s equity	24,282			23,885
Common stockholders’ equity	174,464			162,938
Total stockholders’ equity	198,746			186,823
Total liabilities and stockholders’ equity	$1,945,130			$2,045,999
Net interest and dividend income/spread		$ 9,958	1.96%		$10,351	1.92%
Net interest-earning assets/margin (3)	$ 149,818		2.16%	$ 148,056		2.14%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.09			1.08
Other Ratios:
Return on average assets (2)	0.67%			0.42%
Return on average common equity (2)	7.46%			5.29%
Return on total average equity (2)	6.55%			4.61%
Noninterest expense to average assets (2) (5)	0.86%			0.86%
Efficiency ratio (4)	38%			41%
Average stockholders’ equity to average assets	10.22%			9.13%
(1)

Includes average nonaccrual loans of $55.7 million in the 2012 period versus $53.0 million in the 2011 period. Total interest income not accrued on such loans and excluded from the table totaled $0.1 million in the 2012 period and $0.6 million in the 2011 period.

(2)	Annualized.
(3)

Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.37% and 2.14% for the 2012 and 2011 period, respectively.

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

	For the Quarter Ended March 31, 2012 vs. March 31, 2011
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(332)	$(2,625)	$245	$(2,712)
Securities	(446)	275	(16)	(187)
Other interest-earning assets	14	(3)	(8)	3
Total interest-earning assets	(764)	(2,353)	221	(2,896)
Interest-bearing liabilities:
Interest checking deposits	(5)	3	—	(2)
Savings deposits	(5)	(1)	1	(5)
Money market deposits	(293)	3	8	(282)
Certificates of deposit	(1,311)	(936)	216	(2,031)
Total deposit accounts	(1,614)	(931)	225	(2,320)
FHLB advances	7	(114)	—	(107)
Debentures—capital securities	(81)	—	6	(75)
Mortgage note payable	(1)	(1)	1	(1)
Total borrowed funds	(75)	(115)	7	(183)
Total interest-bearing liabilities	(1,689)	(1,046)	232	(2,503)
Net change in interest and dividend income	$ 925	$(1,307)	$ (11)	$ (393)

Provision for Loan Losses

There was no provision for loan losses in Q1-12, compared to a provision of $2.0 million in Q1-11. The decrease was based on our review of the adequacy of the allowance for loan losses and was primarily attributable to fewer credit rating downgrades on loans in Q1-12 compared to Q1-11. A detailed discussion of the factors and estimates we use in determining the adequacy of the allowance for loan losses can be found under the caption “Critical Accounting Policies” on pages 46 to 51 in our 2011 10-K.

Noninterest Income

Noninterest income increased to $1.1 million in Q1-12 from $0.3 million in Q1-11, primarily due to a $0.9 million increase in income from loan prepayments, which consists of the full recognition of any unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases.

Noninterest Expenses

The provision for real estate losses amounted to $0.5 million in Q1-12, compared to none in Q1-11. See the section entitled “Nonperforming Assets and Troubled Debt Restructured Loans (TDRs),” for a list of all real estate owned and related information thereon and explanation for the change in the amount of the provision.

Real estate activities expenses increased to $0.4 million in Q1-12 from $0.3 million in Q1-11, primarily reflecting additional expenses associated with certain foreclosed real estate. Real estate activities expenses are comprised of real estate taxes, insurance, utilities and other charges (net of any rental income earned from the operation of the property) that are required in protecting our interest in real estate acquired through foreclosure and various properties collateralizing our nonaccrual loans.

All other noninterest expenses decreased to $4.2 million in Q1-12 from $4.4 million in Q1-11, reflecting primarily a $0.5 million decrease in FDIC deposit insurance premiums, partially offset by a $0.3 million aggregate increase in salaries, benefits and stock compensation expense. The decrease in FDIC insurance premiums was largely the result of a change in the FDIC’s formula for assessing premiums resulting from the Dodd-Frank Wall Street Reform & Consumer Protection Act as more fully described in our 2011 10-K.

With respect to stock compensation, on January 19, 2012, we awarded a total of 465,400 shares of restricted Class A common stock under our shareholder-approved equity incentive plan as follows: a total of 175,000 shares to our executive officers; a total of 240,000 shares to our non-employee directors; and a total of 50,400 shares to our other officers and employees. For the executive officers, the awards vest in two installments, with two thirds vesting on the second anniversary of the grant and the remaining one third on the third anniversary of the grant.

For the non-employee directors, the awards vest 100% on the first anniversary of the grant. For the other officers and employees, the awards vest in three equal installments, with one third on each of the next three anniversary dates of the grant. Vesting is subject to the grantee’s continued employment with us, or in the case of non-employee directors, the grantee serving as our director, on the aforementioned anniversary dates. All of the awards are subject to accelerated vesting upon the death or disability of the grantee or upon a change in control of our company, as defined in the restricted stock agreements. The grant date fair value for each award was $2.90 per share, or a total fair value of $1.4 million, based on the closing market price of the Class A common stock on the grant date of January 19, 2012. Such amount is being recognized as stock compensation expense over the related vesting periods. There were no equity compensation awards made in 2011. Stock compensation expense in Q1-12 amounted to $266,000, compared to $78,000 in Q1-11, with the increase resulting from the awards described above. See note 11 to the financial statements included in this report.

Provision for Income Taxes

We recorded a provision for income tax expense of $2.6 million in Q1-12 on pre-tax income of $5.9 million, compared to income tax expense of $1.7 million on a pre-tax income of $3.9 million in Q1-11. Our effective income tax rate (inclusive of state and local taxes) was approximately 45% in Q1-12 and Q1-11. Income tax expense for both periods reflects the partial utilization of our deferred tax asset. For additional information on our deferred tax asset, a large portion of which is attributable to a net operating loss carryforward, see note 12 to the financial statements included in this report.

Off-Balance Sheet and Other Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financing needs of our customers. For a further information on and discussion of these instruments, see note 14 to the financial statements included in this report.

Liquidity and Capital Resources

General. The following discussion serves as an update to the section “Liquidity and Capital Resources” beginning on page 65 of our 2011 10-K, and should be read in conjunction with that discussion. For detail concerning our actual cash flows for the quarter ended March 31, 2012, see the condensed consolidated statements of cash flows included in this report.

Intervest National Bank. At March 31, 2012, INB had cash and short-term investments totaling $88 million and approved commitments to lend of $20 million (which excludes an additional $41 million of potential new loan commitments that were in process as of March 31, 2012), most of which are anticipated to be funded over the next 12 months from the sources of funds described below.

Credit lines. At March 31, 2012, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $628 million from the FHLB and FRB, and INB also had access to overnight unsecured lines of credit totaling $30 million. This total borrowing capacity of $658 million represents a decrease of $103 million from December 31, 2011, due to a lower level of security investments. At March 31, 2012, INB’s secured lines of credit represented approximately 68% of INB’s deposits that are considered sensitive (money-market accounts and all certificate of deposit accounts (CDs), inclusive of brokered CDs, maturing within one year). In the event that any of INB’s existing lines of credit were not accessible or were limited, INB could designate all or a portion of its un-pledged U.S. government agency investment securities portfolio as available for sale and sell such securities as needed to provide liquidity.

Deposits. In the first quarter of 2012, INB experienced net deposit outflow of $62 million, primarily attributable to the repayment of $17 million of maturing brokered deposits and $43 million of other maturing CDs. INB has steadily lowered its overall deposit rates offered for its deposit products since early 2010 to encourage deposit outflow and reduce the overall size of its balance sheet. Depending on market conditions and available lending opportunities, INB may decrease the size of its balance sheet further in the near term. INB’s total deposits may decrease further from the expected repayment of its maturing brokered deposits and from the potential effects of deposit rate restrictions that have been imposed on INB as a result of its Formal Agreement with its primary regulator. These restrictions (described below) may negatively impact INB’s ability to offer competitive deposit rates in its primary deposit-gathering market areas.

INB is required (in the absence of obtaining a waiver from the FDIC) to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC. Furthermore, INB is also not allowed to accept, renew or rollover brokered deposits without the prior approval of the OCC, its primary regulator. INB has not accessed the brokered deposit market since September 2009. INB expects to fund any additional deposit outflow through a portion of the cash flows from the repayments of loans and/or expected calls of its agency security investments. INB’s current objective is to maintain its deposit rates at levels that are in compliance with its deposit rate restrictions while attempting to promote a stable deposit base that can be adjusted to meet its cash flow needs. INB has historically targeted its loan-to-deposit ratio in a range from 75% to 85%. This ratio, which stood at 69% as of March 31, 2012, has been affected by current market conditions, which have caused loan payoffs and principal repayments to exceed new loan originations.

Total consolidated deposits decreased to $1.60 billion at March 31, 2012, from $1.66 billion at December 31, 2011, primarily reflecting a $60 million decrease in CD accounts. At March 31, 2012, CDs totaled $1.14 billion, and checking, savings and money market accounts aggregated to $460 million. CDs represented 71% of total deposits and CDs of $100,000 or more totaled $568 million and included $111 million of brokered deposits. Brokered deposits had a weighted-average remaining term and stated interest rate of 1.9 years and 4.93%, respectively, at March 31, 2012, and $41 million mature by March 31, 2013. At March 31, 2012, $497 million, or 44%, of total CDs (inclusive of brokered deposits) mature within one year. INB expects to repay its brokered deposits as they mature and to retain or replace a significant portion of its remaining maturing CDs, although no assurance can be given that the deposit restrictions discussed above will not negatively impact INB’s ability to retain or attract deposits in the future.

Loans and Securities. At March 31, 2012, INB had $172 million of its loan portfolio (excluding nonaccrual loans) scheduled to mature within one year. INB expects to extend or refinance a portion of these maturing loans. Additionally, over the next twelve months, $428 million of INB’s security investments could potentially be called if interest rates remain at or near current levels. Absent a need for these cash inflows, a portion is expected to be reinvested into similar securities, with potentially lower market rates.

Borrowed Funds. In the first quarter of 2012, INB repaid $7.0 million of its maturing FHLB advances. At March 31, 2012, INB had $10.5 million of FHLB advances outstanding, of which $3.5 million mature in 2012 and $7.0 million mature in 2013. INB expects to have the flexibility to either repay or replace its outstanding borrowings as they mature from the sources of funds described above.

Capital Resources. As discussed in note 15 to the financial statements included in this report, at March 31, 2012, INB’s regulatory capital ratios exceeded its current minimum requirements and INB does not expect to need additional capital over the next twelve months.

Intervest Bancshares Corporation. At March 31, 2012, IBC had cash and short-term investments totaling $8.4 million, of which $8.1 million was available for use (inclusive of $6.5 million on deposit with INB). At March 31, 2012, IBC had undeclared and unpaid preferred (TARP) dividends in arrears of $3.1 million and accrued and unpaid interest of $4.8 million on its outstanding debt, which is in the form of trust preferred securities.

Dividend and Interest Payment Restrictions. IBC has historically received cash dividends from INB to fund the interest payments due on IBC’s trust preferred securities as well as for IBC’s payment of dividends on the preferred stock, which is held by the U.S. Treasury. Since January 2010, INB has suspended the declaration and payment of dividends to IBC as required by its primary regulator, the OCC.

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

The deferral of interest payments does not constitute a default under the indentures governing the trust preferred securities. With respect to the preferred stock, if IBC misses six quarterly preferred dividend payments, whether or not consecutive, the U.S.Treasury, the current holder of the preferred stock, has the right to appoint two directors to IBC’s Board of Directors until all accrued but unpaid dividends have been paid. See note 10 to the financial statements included in this report for a further discussion of missed dividend payments and the U.S. Treasury’s recent appointment of a director.

Capital Resources. As discussed in note 15 to the financial statements included in this report, IBC’s regulatory capital ratios at March 31, 2012 exceeded its current minimum requirements and IBC does not expect to need additional capital over the next twelve months.

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

Regulatory Capital and Other Matters

IBC and INB are subject to various regulatory capital requirements and each is operating under formal agreements with their respective primary regulator as discussed in more detail in the section “Supervision and Regulation” in Item 1 “Business” in our 2011 10-K and in note 20 to the financial statements included in our 2011 10-K, and in note 15 to the financial statements included in this report on Form 10-Q.

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

Gap analysis measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period. For a further discussion of gap analysis, including the factors that affect its computation and results, see pages 68 and 69 of our 2011 10-K. As noted in the footnotes to the gap table below, there are numerous assumptions that are made by us to compute the gap. A change in any of these assumptions would materially alter the results of the gap analysis as well as the simulation model.

The table below summarizes our interest-earning assets and interest-bearing liabilities as of March 31, 2012, that are scheduled to mature or reprice within the periods shown.

	0-3	4-12	Over 1-5	Over 5
($ in thousands)	Months	Months	Years	Years	Total
Loans (1)	$127,191	$186,784	$673,177	$118,583	$1,105,735
Securities held to maturity (2)	193,782	332,437	60,519	-	586,738
Short-term investments	8,451	-	-	-	8,451
FRB and FHLB stock	3,115	-	-	5,822	8,937
Interest-earning time deposits with banks	-	-	1,470	-	1,470
Total rate-sensitive assets	$332,539	$519,221	$735,166	$124,405	$1,711,331
Deposit accounts (3):
Interest checking deposits	$13,557	$-	$-	$-	$13,557
Savings deposits	9,443	-	-	-	9,443
Money market deposits	432,658	-	-	-	432,658
Certificates of deposit	103,430	393,264	619,197	23,276	1,139,167
Total deposits	559,088	393,264	619,197	23,276	1,594,825
FHLB advances (1)	-	6,500	4,000	-	10,500
Subordinated debentures-capital securities (1)	56,702	-	-	-	56,702
Accrued interest on all borrowed funds (1)	4,862	-	-	-	4,862
Total borrowed funds	61,564	6,500	4,000	-	72,064
Total rate-sensitive liabilities	$620,652	$399,764	$623,197	$23,276	$1,666,889
GAP (repricing differences)	$(288,113)	$119,457	$111,969	$101,129	$44,442
Cumulative GAP	$(288,113)	$(168,656)	$(56,687)	$44,442	$44,442
Cumulative GAP to total assets	(15.1)%	(8.8)%	(3.0)%	2.3%	2.3%

Significant assumptions used in preparing the gap table above follow:

(1)

 Floating-rate loans, loans with predetermined rate increases and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and borrowings are scheduled according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $53.2 million are also excluded from the table although a large portion is earning interest.

(2)

 Securities are scheduled according to the earlier of their next callable date or the date on which the interest rate on the security is scheduled to change. Nearly all have predetermined interest rate increases or “steps up” to a specified rate on one or more predetermined dates. Generally, the security becomes eligible for redemption by the issuer at the date of the first scheduled step-up. The net carrying value ($4.2 million) of corporate securities that are on a cash basis of accounting are excluded from the table.

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

At March 31, 2012, the gap analysis above indicated that our interest-bearing liabilities that were scheduled to mature or reprice within one-year exceeded our interest-earning assets that were scheduled to mature or reprice within one-year. This one-year interest rate sensitivity gap amounted to a negative $169 million, or a negative 8.8% of total assets, at March 31, 2012. As a result of the negative one-year gap, the composition of our balance sheet at March 31, 2012 was considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

Based on our recent analysis of the earnings simulation model described earlier, the one year risk to our net interest and dividend income (from a base case net interest and dividend income of $40.1 million) would be a negative 1.00% for a 100 basis point rate decrease shock and a negative 1.24% for a 200 basis point rate increase shock, while the two-year cumulative risk to our net interest and dividend income (from a base case cumulative net interest and dividend income of $84.7 million) would be a negative 3.52% for a 100 basis point rate decrease shock and a negative 1.71% for a 200 basis point rate increase shock.The model covers a 24 month horizon and assumes interest rate changes are gradually ramped up or down over a 12 month horizon using various assumptions based upon a parallel yield curve shift and subsequently sustained at those levels for the remainder of the simulation horizon. For determining the assumed rates offered on our deposit accounts in the model, we use internally developed beta factors that utilize historical data based on a five-year look-back period.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending, security investing, deposit-taking and borrowing activities. We do not engage in and accordingly have no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments which reflect changes in market prices and rates, can be found in note 17 to the financial statements included in this report. We also actively monitor and manage our interest rate risk exposure as discussed in Item 2 above under the caption “Asset and Liability Management.”

ITEM 4. Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that as of March 31, 2012, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

This item requires disclosure of any new or material changes to our risk factors disclosed in our 2011 10-K, where such factors are discussed on pages 31 through 39. There were no material changes to the risk factors during the quarter ended March 31, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3. Defaults Upon Senior Securities

As required by its primary regulator, in February 2010, IBC deferred regularly scheduled interest payments on its outstanding $55 million of junior subordinated notes relating to its trust preferred securities and suspended cash dividend payments on its Series A Preferred Stock held by the U.S. Treasury under the TARP Capital Purchase Program. The deferral of the interest payments does not constitute a default under the indenture governing the trust preferred securities. During the deferral period, interest will continue to accrue on the junior subordinated notes at the stated coupon rate, including on the deferred interest. At March 31, 2012, IBC had accrued and owing a total of $4.8 million of interest payments on the junior subordinated notes.

Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date. At March 31, 2012, IBC had undeclared and unpaid preferred stock dividends in arrears of $3.1 million. Because IBC missed the sixth dividend payment in the second quarter of 2011, the Treasury has the right to appoint two directors to IBC’s board of directors until all accrued but unpaid dividends have been paid. As reported on Form 8-K filed on March 28, 2012, on March 23, 2012, the Treasury appointed one director to IBC’s Board of Directors.

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

The information called for by this item is incorporated by reference to the Exhibit Index included in this Quarterly Report on Form 10-Q, immediately following the signature page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION (Registrant)

Date: May 4, 2012	By: /s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2012	By: /s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)

Intervest Bancshares Corporation and Subsidiaries

Exhibit Index

The following exhibits are filed as part of this report.

Exhibit #	Exhibit Description

10.1

Form of Restricted Stock Award Agreement (Named Executive Officer) (incorporated herein by reference to Exhibit 10.1 to Intervest Bancshares Corporation’s Current Report on Form 8-K filed on January 23, 2012.

10.2

Form of Restricted Stock Award Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.2 to Intervest Bancshares Corporation’s Current Report on Form 8-K filed on January 23, 2012.

10.3	Form of Restricted Stock Award Agreement (Employees) (incorporated herein by reference to Exhibit 10.3 to Intervest Bancshares Corporation’s Current Report on Form 8-K filed on January 23, 2012.

31.0	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.1	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.0	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.0

The following materials from Intervest Bancshares Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Earnings; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related financial statement footnotes. **

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.