Form 10-Q
period 2012-06-30
INTERVEST BANCSHARES CORP
filed 2012-08-08
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐ .

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

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2012, there were 21,590,689 shares of common stock, $1.00 par value per share, outstanding.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

June 30, 2012 FORM 10-Q

Private Securities Litigation Reform Act Safe Harbor Statement

We are making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Words such as “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “assume,” “indicate,” “continue,” “target,” “goal,” and similar words or expressions of the future are intended to identify forward-looking statements. Except for historical information, the matters discussed herein are subject to certain risks and uncertainties that may adversely affect our business, financial condition and results of operations. The following factors, among others, could cause actual results to differ materially from those set forth in forward looking statements: the regulatory agreements to which we are currently subject to and any operating restrictions arising therefrom including availability of regulatory approvals or waivers; changes in economic conditions and real estate values both nationally and in our market areas; changes in our borrowing facilities, volume of loan originations and deposit flows; changes in the levels of our non-interest income and provisions for loan and real estate losses; changes in the composition and credit quality of our loan portfolio; legislative or regulatory changes, including increased expenses arising therefrom; changes in interest rates which may reduce our net interest margin and net interest income; increases in competition; technological changes which we may not be able to implement; changes in accounting or regulatory principles, policies or guidelines; changes in tax laws and our ability to utilize our deferred tax asset, including NOL and AMT carryforwards; and our ability to attract and retain key members of management. Reference is made to our filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding our business. Historical results are not necessarily indicative of our future prospects. Our risk factors are disclosed in Item 1A of Part I of our Annual Report on Form 10-K and updated as needed in Item 1A of Part II of our reports on Form 10-Q.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	At June 30,	At December 31,
($ in thousands, except par value)	2012	2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$115,980	$22,992
Federal funds sold and other short-term investments	6,398	6,871

Total cash and cash equivalents	122,378	29,863

Time deposits with banks	1,470	1,470
Securities held to maturity, net (estimated fair value of $533,211 and $698,804, respectively)	535,056	700,444
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	8,605	9,249
Loans receivable (net of allowance for loan losses of $28,844 and $30,415, respectively)	1,108,936	1,133,375
Accrued interest receivable	5,763	7,216
Loan fees receivable	3,614	4,188
Premises and equipment, net	4,000	4,104
Foreclosed real estate (net of valuation allowance of $7,945 and $6,037, respectively)	26,370	28,278
Deferred income tax asset	34,133	38,836
Other assets	11,785	12,517

Total assets	$1,862,110	$1,969,540

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$4,634	$4,702
Interest-bearing deposit accounts:
Checking (NOW) accounts	13,355	9,915
Savings accounts	9,129	9,505
Money market accounts	430,022	438,731
Certificate of deposit accounts	1,097,475	1,199,171

Total deposit accounts	1,554,615	1,662,024

Borrowed funds:
Federal Home Loan Bank advances	10,500	17,500
Subordinated debentures—capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	5,326	4,404

Total borrowed funds	72,528	78,606

Accrued interest payable on deposits	3,241	3,676
Mortgage escrow funds payable	22,636	19,670
Other liabilities	4,969	8,033

Total liabilities	1,657,989	1,772,009

STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 issued and outstanding)	25	25
Additional paid-in-capital, preferred	24,975	24,975
Preferred stock discount	(569)	(762)
Common stock ($1.00 par value; 62,000,000 shares authorized; 21,590,689 and 21,125,289 issued and outstanding, respectively)	21,591	21,125
Additional paid-in-capital, common	85,690	84,765
Unearned compensation on restricted common stock awards	(1,298)	(483)
Retained earnings	73,707	67,886

Total stockholders’ equity	204,121	197,531

Total liabilities and stockholders’ equity	$1,862,110	$1,969,540

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands, except per share data)	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Loans receivable	$17,593	$21,094	$35,851	$42,064
Securities	2,105	2,817	4,536	5,435
Other interest-earning assets	8	6	17	12

Total interest and dividend income	19,706	23,917	40,404	47,511

INTEREST EXPENSE
Deposits	9,430	12,256	19,560	24,706
Subordinated debentures—capital securities	459	556	926	1,098
FHLB advances and all other borrowed funds	112	232	255	483

Total interest expense	10,001	13,044	20,741	26,287

Net interest and dividend income	9,705	10,873	19,663	21,224
Provision for loan losses	—	742	—	2,787

Net interest and dividend income after provision for loan losses	9,705	10,131	19,663	18,437

NONINTEREST INCOME
Income from the early repayment of mortgage loans	1,010	434	1,965	443
Income from mortgage lending activities	254	462	461	718
Customer service fees	142	111	262	229
Impairment writedowns on investment securities	—	—	(157)	(105)
All other	—	—	—	45

Total noninterest income	1,406	1,007	2,531	1,330

NONINTEREST EXPENSES
Salaries and employee benefits	2,092	1,697	4,149	3,477
Occupancy and equipment, net	522	422	1,043	837
Data processing	98	125	201	218
Professional fees and services	384	411	759	909
Stationery, printing, supplies, postage and delivery	60	64	122	133
FDIC insurance	604	956	1,235	2,078
General insurance	145	138	290	278
Director and committee fees	107	114	214	220
Advertising and promotion	4	8	7	15
Real estate activities expense	479	554	939	879
Provision for real estate losses	1,397	1,278	1,908	1,278
All other	133	164	293	344

Total noninterest expenses	6,025	5,931	11,160	10,666

Earnings before income taxes	5,086	5,207	11,034	9,101
Provision for income taxes	2,326	2,321	5,020	4,062

Net earnings	2,760	2,886	6,014	5,039
Preferred stock dividend requirements and discount amortization	(448)	(428)	(892)	(855)

Net earnings available to common stockholders	$2,312	$2,458	$5,122	$4,184

Basic earnings per common share	$0.11	$0.12	$0.24	$0.20
Diluted earnings per common share	$0.11	$0.12	$0.24	$0.20
Cash dividends per common share	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six-Months Ended June 30,
	2012		2011
($ in thousands)	Shares	Amount	Shares	Amount
PREFERRED STOCK

Balance at beginning and end of period	25,000	$25	25,000	$25

ADDITIONAL PAID-IN-CAPITAL, PREFERRED

Balance at beginning and end of period		24,975		24,975

PREFERRED STOCK DISCOUNT
Balance at beginning of period		(762)		(1,148)
Amortization of preferred stock discount		193		193

Balance at end of period		(569)		(955)

COMMON STOCK
Balance at beginning of period	21,125,289	21,125	21,126,489	21,126
Issuance of 465,400 shares of restricted stock to employees/directors	465,400	466	—	—

Balance at end of period	21,590,689	21,591	21,126,489	21,126

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		84,765		84,705
Issuance of 465,400 shares of restricted stock to employees/directors		884		—
Compensation expense related to grants of stock options		41		30

Balance at end of period		85,690		84,735

UNEARNED COMPENSATION—RESTRICTED STOCK
Balance at beginning of period		(483)		(749)
Issuance of 465,400 shares of restricted common stock to employees/directors		(1,350)		—
Amortization of unearned compensation to compensation expense		535		125

Balance at end of period		(1,298)		(624)

RETAINED EARNINGS
Balance at beginning of period		67,886		57,026
Net earnings		6,014		5,039
Preferred stock discount amortization		(193)		(193)

Balance at end of period		73,707		61,872

Total stockholders’ equity at end of period	21,615,689	$204,121	21,151,489	$191,154

Preferred stockholder’s equity	25,000	$24,431	25,000	$24,045
Common stockholders’ equity	21,590,689	179,690	21,126,489	167,109

Total stockholders’ equity at end of period	21,615,689	$204,121	21,151,489	$191,154

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Months Ended June 30,
($ in thousands)	2012	2011
OPERATING ACTIVITIES
Net earnings	$6,014	$5,039
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	174	184
Provisions for loan and real estate losses	1,908	4,065
Deferred income tax expense	4,703	4,053
Compensation expense related to grants of common stock and options	576	155
Amortization of deferred debenture offering costs	18	18
Amortization of premiums (accretion) of discounts and deferred loan fees, net	62	(555)
Net gain from sale of premises	—	(44)
Impairment writedowns on investment securities	157	105
Net increase in accrued interest payable on debentures	936	1,114
Net (decrease) increase in official checks outstanding	(2,210)	3,186
Net decrease in loan fees receivable	574	606
Net change in all other assets and liabilities	1,727	462

Net cash provided by operating activities	14,639	18,388

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	361,182	232,555
Purchases of securities held to maturity	(197,123)	(310,629)
Redemptions of FRB and FHLB stock, net	644	188
Repayments of loans receivable, net	24,686	80,434
Proceeds from sales of premises	—	379
Purchases of premises and equipment	(70)	(119)

Net cash provided by investing activities	189,319	2,808

FINANCING ACTIVITIES
Net decrease in deposits	(107,409)	(30,791)
Net increase in mortgage escrow funds payable	2,966	3,293
Net decrease in FHLB advances—original terms of more than 3 months	(7,000)	(3,000)
Principal repayments of mortgage note payable	—	(148)

Net cash used in financing activities	(111,443)	(30,646)

Net increase (decrease) in cash and cash equivalents	92,515	(9,450)
Cash and cash equivalents at beginning of period	29,863	23,911

Cash and cash equivalents at end of period	$122,378	$14,461

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$20,236	$25,542
Cash paid for income taxes, net	633	149
Preferred stock dividend requirements and amortization of related discount	892	855

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Principles of Consolidation, Basis of Presentation, Use of Estimates and Summary of Significant Accounting Policies

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

For a detailed description of our business, see note 1 to the financial statements included in our 2011 10-K.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3—Securities Held to Maturity

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Expected Life	Wtd-Avg Remaining Maturity
At June 30, 2012
U.S. government agencies (1)	196	$434,342	$1,827	$54	$436,115	1.27%	0.7 Yrs	4.5 Yrs
Residential mortgage-backed (2)	46	95,959	308	157	96,110	1.83%	3.6 Yrs	18.1 Yrs
State and municipal	1	534	—	6	528	1.25%	4.7 Yrs	4.8 Yrs
Corporate (3)	8	4,221	—	3,763	458	2.20%	20.8 Yrs	21.4 Yrs

	251	$535,056	$2,135	$3,980	$533,211	1.37%	1.4 Yrs	7.1 Yrs

At December 31, 2011
U.S. government agencies (1)	345	$696,066	$2,381	$153	$698,294	1.38%	1.2 Yrs	4.8 Yrs
Corporate (3)	8	4,378	—	3,868	510	2.09%	21.9 Yrs	21.9 Yrs

	353	$700,444	$2,381	$4,021	$698,804	1.39%	1.2 Yrs	5.0 Yrs

(1)	Consist of debt obligations of U.S. government sponsored agencies (GSEs)—FHLB, FNMA, FHLMC or FFCB. GSEs are federally chartered corporations privately owned by shareholders. GSE securities carry no explicit U.S. government guarantee of creditworthiness. Neither principal nor interest payments are guaranteed by the U.S. government nor do they not constitute a debt or obligation of the U.S. government or any of its agencies or instrumentalities other than the applicable GSE. In September 2008, FNMA and FHLMC were placed under U.S. government conservatorship.
(2)	Consist of $20.9 million of Government National Mortgage Association (GNMA) pass-through certificates and $75.1 million of Federal National Mortgage Association (FNMA) participation certificates. The GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the U.S. government while the FNMA certificates have an implied guarantee by such agency as to principal and interest payments.
(3)	Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry. Amortized cost at June 30, 2012 and December 31, 2011 is reported net of other than temporary impairment charges of $3.8 million and $3.7 million, respectively.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

($ in thousands)		Less Than Twelve Months		Twelve Months or Longer		Total
	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At June 30, 2012
U.S. government agencies	23	$45,723	$54	$—	$—	$45,723	$54
Residential mortgage-backed	19	43,678	157	—	—	43,678	157
State and municipal	1	528	6			528	6
Corporate	8	—	—	458	3,763	458	3,763

	51	$89,929	$217	$458	$3,763	$90,387	$3,980

At December 31, 2011
U.S. government agencies	49	$100,058	$153	$—	$—	$100,058	$153
Corporate	8	—	—	510	3,868	510	3,868

	57	$100,058	$153	$510	$3,868	$100,568	$4,021

Nearly all of the securities we own have either fixed interest rates or have predetermined scheduled interest rate increases and nearly all have call or prepayment features that allow the issuer to repay all or a portion of the security at par before its stated maturity without penalty. In general, as interest rates rise, the estimated fair value of fixed-rate securities will decrease; as interest rates fall, their value will increase. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. INB, which holds the portfolio, has the ability and intent to hold all of these investments for a period of time sufficient for the estimated fair value of the securities with unrealized losses to recover, which may be at the time of maturity. Historically, INB has always recovered the cost of its investments in U.S. government agency securities upon maturity, and expects to do so with its mortgage backed security investments. We view all the gross unrealized losses related to the agency and mortgaged-backed securities portfolio to be temporary for the reasons noted above. The estimated fair values disclosed in the table above for U.S. government agency and mortgage-backed securities are obtained from third-party brokers who provide quoted prices derived from active markets for identical or similar securities.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3—Securities Held To Maturity, Continued

INB also owns trust preferred securities that are also classified as held to maturity. The investments in these debt securities represent beneficial interests in securitized financial assets that have contractual cash flows. They consist of mezzanine-class, variable-rate (indexed to 3 month libor) pooled trust preferred securities backed by debt obligations of companies in the banking industry. At the time of purchase, these securities were investment grade rated. The current estimated fair values of these securities are depressed due to various reasons, including the weak economy, the financial condition of a large number of the issuing banks, a number of issuing banks that are no longer in business and restrictions that have been or can be placed on the payment of interest by regulatory agencies, all of which have severely reduced the demand for these securities and rendered their trading market inactive. There has been an adverse change in the estimated future cash flows from these securities due to the reasons cited above that all of these securities have been other than temporarily impaired (OTTI) to varying degrees as denoted below.

The following table provides various information regarding trust preferred securities.

($ in thousands) Cusip # (1)	Credit Rating	Cost Basis	Write Downs (2)	Adj. Cost Basis	Estimated Fair Value (3)	Unrealized Loss	% of Collateral Defaulted Deferred		# of Banks in Pool	Discount (4)
										Margin	Rate
At June 30, 2012
74041PAEO	C	$999	$(765)	$234	$—	$(234)	35.36%	16.60%	39	1.90%	4.04%
74040XAD6	C+	1,016	(264)	752	142	(610)	14.74%	15.83%	54	1.80%	3.90%
74040XAE4	C+	994	(241)	753	142	(611)	14.74%	15.83%	54	1.80%	3.90%
74040XAE4	C+	994	(241)	753	142	(611)	14.74%	15.83%	54	1.80%	3.90%
74040YAF9	C	981	(676)	305	—	(305)	24.27%	17.15%	58	1.70%	3.70%
74040YAE2	C	1,000	(695)	305	—	(305)	24.27%	17.15%	58	1.70%	3.70%
74041UAE9	C+	1,022	(463)	559	16	(543)	7.64%	30.78%	64	1.57%	3.67%
74041UAE9	C+	1,023	(463)	560	16	(544)	7.64%	30.78%	64	1.57%	3.67%

		$8,029	$(3,808)	$4,221	$458	$(3,763)

At December 31, 2011
74041PAEO	C	$999	$(652)	$347	$33	$(314)	35.36%	10.55%	39	1.90%	4.50%
74040XAD6	C+	1,016	(264)	752	146	(606)	14.74%	16.28%	54	1.80%	4.39%
74040XAE4	C+	994	(241)	753	146	(607)	14.74%	16.28%	54	1.80%	4.39%
74040XAE4	C+	994	(241)	753	145	(608)	14.74%	16.28%	54	1.80%	4.39%
74040YAF9	C	981	(676)	305	5	(300)	24.27%	25.71%	58	1.70%	4.40%
74040YAE2	C	1,000	(695)	305	5	(300)	24.27%	25.71%	58	1.70%	4.40%
74041UAE9	C+	1,022	(441)	581	15	(566)	7.62%	24.97%	64	1.57%	4.17%
74041UAE9	C+	1,023	(441)	582	15	(567)	7.62%	24.97%	64	1.57%	4.17%

		$8,029	$(3,651)	$4,378	$510	$(3,868)

(1)	At June 30, 2012 and December 31, 2011, all of these securities were on cash basis accounting because INB is currently not receiving all scheduled contractual interest payments on these securities. The cash flows for the interest payments on these securities are being redirected to a more senior class of bondholders to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the security’s underlying performing collateral to a level where a predetermined coverage test fails and requires cash flows from interest payments to be redirected to a senior class of security holders. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of the cash flow and cash interest payments would resume on INB’s bonds, although no such assurance can be given as to the amount and timing of the resumption, if any. In January, April and July 2012, INB received payments of interest on cusip# 74040XAD6 and 74040XAE4 totaling $52,000.
(2)	Writedowns are derived from the difference between the book value of the security and the projected present value of the security’s cash flows as indicated per an analysis performed using guidance prescribed by GAAP.
(3)	Obtained from Moody’s pricing service, which uses a complex valuation model that factors in numerous assumptions and data, including anticipated discounts related to illiquid trading markets, credit and interest rate risk, which under GAAP would be considered Level 3 inputs. INB believes that the actual values that would be realized in an orderly market under normal credit conditions between a willing buyer and seller would approximate the projected present value of the securities’ cash flows and therefore, these estimated fair values are used for disclosure purposes only and are not used for calculating and recording impairment. INB also has the intent and the ability to retain these trust preferred securities until maturity and currently has no intention of selling them.
(4)	In determining whether there is OTTI, INB relies on a cash flow analysis as prescribed under GAAP and prepared by a third party specialist to determine whether conditions are such that the projected cash flows are insufficient to recover INB’s principal investment. The basic methodology under GAAP is to compare the present value of the cash flows that are derived from assumptions made with respect to deferrals, defaults and prepayments from quarter to quarter. A decline in the present value versus that for the previous quarter is considered to be an adverse change. The discount margin in the table above represents the incremental credit spread used to derive the discount rate for present value computations. Other assumptions utilized: prepayments of 1% annually and 100% at maturity and annual defaults of 75 bps with a 15% recovery after a 2 year lag.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3—Securities Held to Maturity, Continued

See note 17 for a table that provides a cumulative roll forward of credit losses (impairment writedowns) relating to our trust preferred security investments.

The following is a summary of the carrying value (amortized cost) and fair value of securities held to maturity as of June 30, 2012, by remaining period to contractual maturity (ignoring earlier call dates, if any). Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations. The table below does not consider the effects of possible prepayments or unscheduled repayments.

($ in thousands)	Amortized Cost	Estimated Fair Value	Wtd-Avg Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	304,704	306,015	1.13
Due after five years through ten years	140,360	140,820	1.57
Due after ten years	89,992	86,376	1.92

	$535,056	$533,211	1.37%

Note 4—Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At June 30, 2012		At December 31, 2011
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	362	$847,434	347	$864,470
Multifamily loans	158	281,530	161	290,011
Land loans	9	10,460	9	11,218

	529	1,139,424	517	1,165,699

One to four family loans	1	25	1	25
Commercial business loans	20	1,587	19	1,520
Consumer loans	12	280	12	329

	33	1,892	32	1,874

Loans receivable, gross	562	1,141,316	549	1,167,573
Deferred loan fees		(3,536)		(3,783)

Loans receivable, net of deferred fees		1,137,780		1,163,790
Allowance for loan losses (1)		(28,844)		(30,415)

Loans receivable, net (2)		$1,108,936		$1,133,375

At June 30, 2012 and December 31, 2011, there were $50.6 million and $57.2 million of loans, respectively, on nonaccrual status, and $14.5 million and $9.0 million, respectively, of loans classified as accruing troubled debt restructured loans (TDRs). The total of these loans represented all of our impaired loans as of those dates.

At June 30, 2012, there were two loans totaling $5.3 million, compared to one loan in the amount of $1.9 million at December 31, 2011, that were 90 days past due and still accruing interest. The balance at June 30, 2012 represents loans that have matured and the borrowers continue to make monthly payments of principal and interest. These loans were in the process of being extended as of June 30, 2012.

At June 30, 2012 and December 31, 2011, a specific impairment valuation allowance (included as part of the allowance for loan losses) totaling $6.0 million and $8.0 million, respectively, was maintained on impaired loans. All of our loans are evaluated for impairment on a loan-by-loan basis.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4—Loans Receivable, Continued

The recorded investment, corresponding specific impairment valuation allowance and unpaid principal balance of our impaired loans at the dates indicated are summarized follows:

	Recorded Investment (1) by State						Specific Valuation Allowance (2)	Total Unpaid Principal (3)	# of Loans
($ in thousands)	NY	FL	NC	NJ	OH	Total
At June 30, 2012
Commercial real estate:
Retail	$8,420	$9,005	$3,232	$1,158	$1,373	$23,188	$2,166	$28,568	8
Office Building	—	14,834	—	1,065	—	15,899	498	16,477	2
Warehouse	950	1,714	—	—	—	2,664	286	3,206	2
Mixed Use	4,755	—	—	—	—	4,755	584	5,044	3
Multifamily	2,754	12,966	—	—	—	15,720	1,984	17,327	8
Land	521	2,493	—	—	—	3,014	515	3,014	3

Totals	$17,400	$41,012	$3,232	$2,223	$1,373	$65,240	$6,033	$73,636	26

At December 31, 2011
Commercial real estate:
Retail	$9,285	$9,504	$—	$500	$2,304	$21,593	$2,741	$26,018	7
Office Building	888	14,834	—	1,065	—	16,787	884	17,733	3
Warehouse	950	1,800	—	—	—	2,750	299	3,251	2
Mixed Use	5,508	—	—	—	—	5,508	944	5,796	4
Multifamily	3,730	13,046	—	—	—	16,776	2,137	18,122	8
Land	290	2,565	—	—	—	2,855	1,009	2,855	2

Totals	$20,651	$41,749	$—	$1,565	$2,304	$66,269	$8,014	$73,775	26

(1)	Represents contractual unpaid principal balance less any partial principal chargeoffs and interest received and applied as a reduction of principal.
(2)	Represents a specific valuation allowance against the recorded investment included as part of the overall allowance for loan losses. All of our impaired loans have a specific valuation allowance.
(3)	Represents contractual unpaid principal balance (for informational purposes only).

Other information related to impaired loans is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Average recorded investment in nonaccrual loans	$54,933	$43,456	$55,654	$48,207
Total cash basis interest income recognized on nonaccrual loans	723	449	1,422	969

Average recorded investment in accruing TDR loans	10,363	5,625	9,418	4,771
Total interest income recognized on accruing TDR loans under modified terms	137	79	260	137

Age analysis of our loan portfolio at June 30, 2012 is summarized as follows:

($ in thousands)	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$802,759	$—	$1,902	$5,290	$7,192	$—
Multifamily	268,657	—	—	—	—	—
Land	10,173	—	—	—	—	—
All other	1,892	—	—	—	—

Total accruing loans	1,083,481	—	1,902	5,290	7,192	—

Nonaccrual Loans (1):
Commercial real estate	31,879	—	—	5,604	5,604	37,483
Multifamily	7,320	—	—	5,553	5,553	12,873
Land	287	—	—	—	—	287

Total nonaccrual loans	39,486	—	—	11,157	11,157	50,643

Total loans	$1,122,967	$—	$1,902	$16,447	$18,349	$50,643

(1)	See footnote 1 to table that follows on the next page for an explanation.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4—Loans Receivable, Continued

Age analysis of our loan portfolio at December 31, 2011 is summarized as follows:

($ in thousands)	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$794,196	$21,807	$3,500	$1,925	$27,232	$—
Multifamily	272,640	3,069	394	—	3,463	—
Land	10,928	—	—	—	—	—
All other	1,874	—	—	—	—

Total accruing loans	1,079,638	24,876	3,894	1,925	30,695	—

Nonaccrual Loans (1):
Commercial real estate	39,854	—	—	3,188	3,188	43,042
Multifamily	7,378	—	2,792	3,738	6,530	13,908
Land	—	—	—	290	290	290

Total nonaccrual loans	47,232	—	2,792	7,216	10,008	57,240

Total loans	$1,126,870	$24,876	$6,686	$9,141	$40,703	$57,240

(1)	The amount of nonaccrual loans in the current column included $39.0 million of TDRs at June 30, 2012 and $45.7 million of TDRs at December 31, 2011 for which payments are being made in accordance with their restructured terms, but the loans were maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion at both dates was comprised of certain paying loans classified nonaccrual due to concerns regarding the borrowers’ ability to continue making payments. Interest income from loan payments on all loans in nonaccrual status is recognized on a cash basis, provided the remaining principal balance is deemed collectable.

Information regarding the credit quality of the loan portfolio based on internally assigned grades follows:

($ in thousands)	Pass	Special Mention	Substandard (1)	Doubtful (1)	Total
At June 30, 2012
Commercial real estate	$766,762	$16,630	$64,042	$—	$847,434
Multifamily	263,419	2,392	15,719	—	281,530
Land	7,447	—	3,013	—	10,460
All other	1,892	—	—	—	1,892

Total loans	$1,039,520	$19,022	$82,774	$—	$1,141,316

Allocation of allowance for loan losses	$20,161	$439	$8,244	$—	$28,844

At December 31, 2011
Commercial real estate	$791,295	$13,108	$59,355	$712	$864,470
Multifamily	270,281	2,954	16,776	—	290,011
Land	8,100	—	3,118	—	11,218
All other	1,874	—	—	—	1,874

Total loans	$1,071,550	$16,062	$79,249	$712	$1,167,573

Allocation of allowance for loan losses	$20,353	$392	$9,314	$356	$30,415

(1)	Substandard and doubtful loans consist of $50.6 million of nonaccrual loans, $14.6 million of accruing TDRs and $17.6 million of other performing loans at June 30, 2012, compared to $57.2 million of nonaccrual loans, $9.0 million of accruing TDRs and $13.7 million of other performing loans at December 31, 2011. For a discussion regarding the rating criteria we use, see note 1 to the financial statements included in our 2011 10-K.

The geographic distribution of the loan portfolio by state follows:

($ in thousands)	At June 30, 2012		At December 31, 2011
	Amount	% of Total	Amount	% of Total
New York	$734,986	64.4%	$763,770	65.4%
Florida	296,315	26.0	291,797	25.0
New Jersey	29,928	2.6	30,807	2.6
Pennsylvania	18,977	1.7	22,548	1.9
Connecticut	11,334	1.0	11,569	1.0
Georgia	11,842	1.0	11,175	1.0
North Carolina	12,884	1.1	10,466	0.9
Virginia	8,097	0.7	8,203	0.7
Kentucky	7,594	0.7	7,674	0.7
Ohio	2,196	0.2	3,138	0.3
All other states	7,163	0.6	6,426	0.5

	$1,141,316	100.0%	$1,167,573	100.0%

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4—Loans Receivable, Continued

We have certain loans that we have restructured (which are identified as TDRs in this report), due to economic or legal reasons related to a borrower’s financial difficulties, and for which we have granted certain concessions to the borrower that we would not otherwise have considered. These concessions generally consist of one or more of the following: deferral of principal and or interest payments for a period of time; a partial reduction in interest payments; or an extension of the loan’s maturity date. In determining if a concession has been made, we also consider if the borrower is able to access funds in the general market place at a market rate for debt with similar risk characteristics as the restructured debt. A loan that is extended or renewed at a stated interest rate equal to the current interest rate for a new loan originated by us with similar risk is not reported as a restructured loan.

All TDRs are considered impaired loans. Normally, TDRs are classified nonaccrual if at the time of restructuring the loan was on nonaccrual status. Once a sufficient amount of time has passed, generally six months, if the restructured loan has performed under the modified terms and the collectability of all contractual principal (including principal partially charged off) and interest is reasonably assured, the TDR is normally returned to an accruing status. In addition to the passage of time, we also consider the loan’s payment performance prior to restructure, collateral value and the ability of the borrower to make principal and interest payments in accordance with the modified terms. Normally, a TDR continues to be considered a TDR until it is paid in full. During the six-months ended June 30, 2012, there were two loans restructured, one existing TDR in the amount of $5.5 million returned to accrual status and no TDRs that subsequently defaulted since restructure.

Information regarding loans restructured during the six-months ended June 30, 2012 is as follows:

	Number	Recorded Investment
($ in thousands)	of Loans	Pre-Modification	Post-Modification
Land – extended maturity date	2	$520	$520

The distribution of TDRs by accruing versus non-accruing, by loan type and by geographic distribution follows:

($ in thousands)	At June 30, 2012	At December 31, 2011
Non-accruing	$38,986	$45,705
Accruing	14,596	9,030

	$53,582	$54,735

Commercial real estate	$40,402	$41,923
Multifamily	10,167	10,247
Land	3,013	2,565

	$53,582	$54,735

New York	$14,646	$14,216
Florida	36,498	37,149
New Jersey	1,065	1,066
Ohio	1,373	2,304

	$53,582	$54,735

Note 5—Allowance for Loan Losses

Activity in the allowance for loan losses by loan type for the periods indicated is as follows:

($ in thousands)	Commercial Real Estate	Multifamily	Land	All Other	Total
Quarter Ended June 30, 2012
Balance at beginning of period	$18,363	$8,718	$2,078	$10	$29,169
Loan chargeoffs	(237)	(261)	—	—	(498)
Loan recoveries	152	21	—	—	173
Provision (credit) for loan losses	65	504	(569)	—	—

Balance at end of period	$18,343	$8,982	$1,509	$10	$28,844

Quarter Ended June 30, 2011
Balance at beginning of period	$19,689	$11,204	$1,496	$11	$32,400
Loan chargeoffs	(336)	(1,038)	—	—	(1,374)
Loan recoveries	—	4	—	—	4
Provision (credit) for loan losses	(250)	897	92	3	742

Balance at end of period	$19,103	$11,067	$1,588	$14	$31,772

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5—Allowance for Loan Losses

Activity in the allowance for loan losses by loan type for the periods indicated is as follows:

($ in thousands)	Commercial Real Estate	Multifamily	Land	All Other	Total
Six-Months Ended June 30, 2012
Balance at beginning of period	$19,156	$9,180	$2,069	$10	$30,415
Loan chargeoffs	(1,667)	(261)	—	—	(1,928)
Loan recoveries	320	37	—	—	357
Provision for loan losses	534	26	(560)	—	—

Balance at end of period	$18,343	$8,982	$1,509	$10	$28,844

Six-Months Ended June 30, 2011
Balance at beginning of period	$21,919	$11,356	$1,553	$12	$34,840
Loan chargeoffs	(4,500)	(1,387)	—	—	(5,887)
Loan recoveries	—	32	—	—	32
Provision for loan losses	1,684	1,066	35	2	2,787

Balance at end of period	$19,103	$11,067	$1,588	$14	$31,772

Impairment for all of our impaired loans is calculated on a loan-by-loan basis using either the estimated fair value of the loan’s collateral less estimated selling costs (for collateral dependent loans) or the present value of the loan’s cash flows (for non-collateral dependent loans). Any calculated impairment is recognized as a valuation allowance within the overall allowance for loan losses and a charge through the provision for loan losses. We may charge off any portion of the impaired loan with a corresponding decrease to the valuation allowance when such impairment is deemed uncollectible. At June 30, 2012 and December 31, 2011, a specific impairment valuation allowance (included as part of the allowance for loan losses) totaling $6.0 million and $8.0 million, respectively, was maintained on impaired loans (which is detailed in note 4 to financial statements in this report).

Note 6—Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At June 30, 2012		At December 31, 2011
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	4	$10,627	4	$11,542
Multifamily	3	13,074	3	13,727
Land	2	2,669	2	3,009

Real estate acquired through foreclosure	9	$26,370	9	$28,278

(1)	Reported net of any associated valuation allowance.

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Balance at beginning of period	$6,548	$2,688	$6,037	$2,688
Provision for real estate losses	1,397	1,278	1,908	1,278
Real estate chargeoffs	—	—	—	—

Balance at end of period	$7,945	$3,966	$7,945	$3,966

Note 7—Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At June 30, 2012		At December 31, 2011
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$484,886	2.68%	$514,667	2.83%
Over one to two years	340,690	3.65	397,394	3.58
Over two to three years	133,245	3.32	136,226	3.43
Over three to four years	34,315	2.81	67,855	3.27
Over four years	104,339	3.40	83,029	3.91

Total certificates of deposit	$1,097,475	3.13%	$1,199,171	3.25%

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7—Deposits, Continued

CDs of $100,000 or more totaled $551 million at June 30, 2012 and $600 million at December 31, 2011 and included brokered CDs of $111 million and $128 million, respectively. At June 30, 2012, all CDs of $100,000 or more (inclusive of brokered CDs) by remaining maturity were as follows: $225 million due within one year; $182 million due over one to two years; $67 million due over two to three years; $13 million due over three to four years; and $64 million due thereafter. At June 30, 2012, brokered CDs had a weighted average rate of 4.93% and their remaining maturity were as follows: $41 million due within one year; $33 million due over one to two years; $19 million due over two to three years; none due over three to four years; and $18 million due thereafter.

Note 8—FHLB Advances and Lines of Credit

At June 30, 2012, INB had $30 million of unsecured credit lines that were cancelable at any time. As a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can borrow from these institutions on a secured basis. At June 30, 2012, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $571 million from the FHLB and FRB if needed.

The following is a summary of certain information regarding FHLB advances in the aggregate:

	At or For the Quarter Ended June 30,		At or For the Six-Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Balance at period end	$10,500	$22,500	$10,500	$22,500
Maximum amount outstanding at any month end for the period	$10,500	$22,500	$13,500	$25,500
Average outstanding balance for the period	$10,500	$22,632	$12,077	$23,710
Weighted-average interest rate paid for the period	4.24%	4.11%	4.25%	4.10%
Weighted-average interest rate at period end	4.24%	4.07%	4.24%	4.07%

Scheduled contractual maturities of outstanding FHLB advances as of June 30, 2012 were as follows:

($ in thousands)	Amount	Rate
Due September 5, 2012	$3,500	4.28%
Due March 11, 2013	3,000	4.17%
Due September 9, 2013	4,000	4.26%

	$10,500	4.24%

Note 9—Subordinated Debentures—Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding are summarized as follows:

	At June 30, 2012			At December 31, 2011
($ in thousands)	Principal	Accrued Interest Payable	Interest Rate	Principal	Accrued Interest Payable	Interest Rate
Capital Securities II—debentures due September 17, 2033	$15,464	$1,370	3.42%	$15,464	$1,079	3.50%
Capital Securities III—debentures due March 17, 2034	15,464	1,301	3.26%	15,464	1,025	3.35%
Capital Securities IV—debentures due September 20, 2034	15,464	1,131	2.87%	15,464	889	2.96%
Capital Securities V—debentures due December 15, 2036	10,310	1,495	2.12%	10,310	1,368	2.20%

	$56,702	$5,297		$56,702	$4,361

The securities are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. Each Trust was formed with a capital contribution from IBC and for the sole purpose of issuing and administering the Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire IBC’s Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of IBC’s capital contributions of $1.7 million, total $55 million and qualify as regulatory Tier 1 capital up to certain limits. IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II to IV were capitalized and are being amortized over the contractual life of the securities using the straight-line method. The unamortized balance totaled approximately $0.7 million at June 30, 2012 and $0.8 million at December 31, 2011. There were no issuance costs associated with Capital Securities V.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9—Subordinated Debentures—Capital Securities, Continued

Interest payments on the Junior Subordinated Debentures (and the corresponding distributions on the Capital Securities) are payable in arrears as follows:

•	Capital Securities II—quarterly at the rate of 2.95% over 3 month libor;

•	Capital Securities III—quarterly at the rate of 2.79% over 3 month libor;

•	Capital Securities IV- quarterly at the rate of 2.40% over 3 month libor; and

•	Capital Securities V—quarterly at the rate of 1.65% over 3 month libor.

Interest payments may be deferred at any time and from time to time during the term of the Junior Subordinated Debentures at IBC’s election for up to 20 consecutive quarterly periods, or 5 years. There is no limitation on the number of extension periods IBC may elect, provided, however, no deferral period may extend beyond the maturity date of the Junior Subordinated Debentures. During an interest deferral period, interest will continue to accrue on the Junior Subordinated Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, IBC will be obligated to pay all interest then accrued and unpaid. During the deferral period, among other restrictions, IBC and any affiliate cannot, subject to certain exceptions: (i) declare or pay any dividends or distributions on, or redeem, purchase or acquire any capital stock of IBC or its affiliates (other than payment of dividends to IBC); or (ii) make any payment of principal or interest or premium on, or repay, repurchase or redeem any debt securities of IBC or its affiliates that rank pari passu with or junior to the Junior Subordinated Debentures. In February 2010, as required by its primary regulator, IBC exercised its right to defer interest payments. This deferral does not constitute a default under the indentures governing the securities. At June 30, 2012, IBC had accrued and expensed a total of $5.3 million of interest payments on the Junior Subordinated Debentures. The Capital Securities are subject to mandatory redemption as follows: (i) in whole, but not in part, upon repayment of the Junior Subordinated Debentures at stated maturity or earlier, at the option of IBC, within 90 days following the occurrence and continuation of certain changes in the tax or capital treatment of the Capital Securities, or a change in law such that the statutory trust would be considered an investment company, contemporaneously with the redemption by IBC of the Junior Subordinated Debentures; and (ii) in whole or in part at any time contemporaneously with the optional redemption by IBC of the Junior Subordinated Debentures in whole or in part. Any redemption would be subject to the receipt of regulatory approvals.

Note 10—Stockholders’ Equity and Preferred Dividends in Arrears

Prior to May 24, 2012, IBC was authorized to issue up to 63,000,000 shares of its capital stock, consisting of 62,000,000 shares of Class A common stock, 700,000 shares of Class B common stock and 300,000 shares of preferred stock. At IBC’s 2012 Annual Meeting of Stockholders held on May 24, 2012, stockholders approved a proposal to amend and restate IBC’s Certificate of Incorporation to eliminate any and all references to Class B common stock and to rename its Class A common stock “common stock.” As a result, as of June 30, 2012, IBC was authorized to issue up to 62,300,000 shares of its capital stock, consisting of 62,000,000 shares of common stock and 300,000 shares of preferred stock. IBC’s board of directors determines the powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued. A total of 25,000 shares of preferred stock are designated as Series A and are owned by the U.S. Treasury.

As described in note 11 to the financial statements included in our 2011 10-K, in February 2010, IBC ceased the declaration and payment of dividends on its Series A preferred stock held by the U.S. Treasury as required by IBC’s primary regulator. IBC has missed nine dividend payments as of the date of filing of this report. At June 30, 2012, the amount of preferred dividends undeclared, unpaid and in arrears totaled $3.5 million. The preferred stock carries a 5% per year cumulative preferred dividend rate, payable quarterly, which increases to 9% beginning in December 2013. Dividends compound if they accrue and are not paid and they also reduce earnings or increase losses available to our common stockholders. A failure to pay a total of six preferred share dividend payments, whether or not consecutive, gives the holders of the shares the right to elect two directors to IBC’s board of directors. That right will continue until IBC pays all dividends in arrears. In the first quarter of 2012, the Treasury exercised its right and appointed one director to IBC’s Board effective March 23, 2012.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11—Common Stock Options and Restricted Common Stock

IBC has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options, restricted stock and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. The maximum number of shares of common stock that may be awarded under the Plan is 1,500,000. At June 30, 2012, 326,060 shares of common stock were available for award under the Plan. There were no grants of stock options in the first six months of 2012 or 2011.

A summary of the activity in IBC’s outstanding common stock warrant and options and related information follows:

	Exercise Price Per Warrant/Option							Wtd-Avg Exercise
($ in thousands, except per share amounts)	$5.42 (1)	$17.10	$7.50	$4.02	$3.00	$2.55	Total	Price
Outstanding at December 31, 2011	691,882	117,840	121,390	70,510	39,900	44,100	1,085,622	$6.62
Forfeited/expired (2)	—	(300)	(300)	(600)	(900)	(1,200)	(3,300)	$4.71

Outstanding at June 30, 2012	691,882	117,540	121,090	69,910	39,000	42,900	1,082,322	$6.63

Expiration date	12/23/18	12/13/17	12/11/18	12/10/19	12/09/20	12/08/21
Vested and exercisable (3)	100%	100%	100%	67%	33%	0%	91%
Wtd-avg remaining contractual term (in years)	6.5	5.5	6.5	7.5	8.5	9.4	6.6
Intrinsic value at June 30, 2012 (4)	—	—	—	—	$32	$55	$87

(1)	Represents a warrant held by the U.S. Treasury as described in note 11 to the financial statements in our 2011 10-K.
(2)	Represent options forfeited or expired unexercised.
(3)	The $4.02 options become 100% vested and exercisable on December 10, 2012.

The $3.00 options further vest and become exercisable at the rate of 33.33% on December 9, 2012 and 2013.

The $2.55 options vest and become exercisable at the rate of 33.33% on December 8, 2012, 2013 and 2014.

Full vesting may occur earlier for all options upon the occurrence of certain events as defined in the option agreements.

(4)	Intrinsic value was calculated using the closing price of the common stock on June 30, 2012 of $3.83.

On January 19, 2012, a total of 465,400 shares of restricted common stock were awarded under the Plan as follows: a total of 175,000 shares to five executive officers; a total of 240,000 shares to six non-employee directors; and a total of 50,400 shares to 31 other officers and employees. For the executive officers, the restricted stock awards vest in two installments, with two thirds vesting on the second anniversary of the grant and the remaining one third on the third anniversary of the grant. For the non-employee directors, the restricted stock awards vest 100% on the first anniversary of the grant. For the other officers and employees, the restricted stock awards vest in three equal installments, with one third on each of the next three anniversary dates of the grant. Vesting is subject to the grantee’s continued employment with us or, in the case of non-employee directors, the grantee continuing to serve as our director on the aforementioned anniversary dates. All of the awards are subject to accelerated vesting upon the death or disability of the grantee or upon a change in control of our company, as defined in the restricted stock agreements. The grant date fair value for each restricted stock award was $2.90 per share, or a total fair value of $1.4 million, based on the closing market price of the common stock on the grant date of January 19, 2012. There were no restricted stock awards made in 2011.

A summary of the activity in IBC’s outstanding restricted common stock follows:

	Price Per Share
	$2.35	$2.90	Total
Outstanding at December 31, 2011	318,100	—	318,100
Shares granted to executive officers	—	175,000	175,000
Shares granted to non-employee directors	—	240,000	240,000
Shares granted to other officers and employees	—	50,400	50,400

Outstanding at June 30, 2012 (1)	318,100	465,400	783,500

(1)	All outstanding shares of restricted common stock were unvested at June 30, 2012 and subject to forfeiture. Shares issued at a price of $2.35 on December 9, 2010 will vest 100% on December 9, 2013. Shares issued at a price of $2.90 on January 19, 2012 will vest as follows: 256,800 on January 19, 2013, 133,467 on January 19, 2014 and 75,133 on January 19, 2015. All shares may vest earlier upon the occurrence of certain events as defined in the restricted stock agreements. The record holder of the restricted shares possesses all the rights of a holder of our common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Shares held by certain executive officers of IBC have further restrictions on transferability as long IBC is a participant in the TARP program.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11—Common Stock Options and Restricted Common Stock, Continued

Stock-based compensation expense is recognized on a straight-line basis with a corresponding increase to stockholders’ equity over the vesting period of each award and is as follows: for the quarter ended June 30, 2012 and 2011, $310,000 and $77,000, respectively, and for the six-months ended June 30, 2012 and 2011, $576,000 and $155,000, respectively. At June 30, 2012, pre-tax, stock-based compensation cost related to all nonvested awards of options and restricted stock not yet recognized totaled $1.4 million and will be recognized over a weighted-average period of approximately 1.7 years.

Note 12—Deferred Tax Asset

At June 30, 2012 and December 31, 2011, we had a deferred tax asset totaling $34.1 million and $38.9 million, respectively. The tax asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases that will result in future income tax deductions as well as an unused net operating loss carryforward (NOL) and Federal AMT credit carryforward, all of which can be applied against and reduce our future taxable income and tax liabilities. At June 30, 2012, the gross NOL amounted to approximately $24 million for Federal purposes and $56 million for state and local purposes and the Federal AMT credit carryforward amounted to $1.1 million. The NOL carryforwards expire in 2030. The AMT credit carryforward has no expiration date.

We have determined that a valuation allowance for the deferred tax asset was not required at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized. This conclusion is based on our prior taxable earnings history (exclusive of the NOL generated in the second quarter of 2010) coupled with positive evidence (such as taxable earnings generated in 2011 and the first half of 2012, and our future projections of taxable income) indicating that we will be able to generate an adequate amount of future taxable income over a reasonable period of time to fully utilize the deferred tax asset. Our ability to realize our deferred tax asset could be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the realization of our deferred tax asset. In addition, the amount of our net operating loss carryforwards and certain other tax attributes realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code as a result of future offerings of our capital securities, which could trigger a “change in control” as defined in Section 382. IBC currently has no plan to issue additional capital securities other than the issuance of shares of common stock in connection with awards under the Plan discussed in note 11.

Note 13—Earnings Per Common Share

Net earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings per common share computations are summarized in the table that follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011
Basic Earnings Per Common Share:
Net earnings available to common stockholders	$2,312,000	$2,458,000	$5,122,000	$4,184,000
Weighted-Average number of common shares outstanding	21,590,689	21,126,489	21,542,103	21,126,489

Basic Earnings Per Common Share	$0.11	$0.12	$0.24	$0.20

Diluted Earnings Per Common Share:
Net earnings applicable to common stockholders	$2,312,000	$2,458,000	$5,122,000	$4,184,000
Weighted-Average number of common shares outstanding:
Common shares outstanding	21,590,689	21,126,489	21,542,103	21,126,489
Potential dilutive shares resulting from exercise of warrants /options (1)	959	—	—	—

Total average number of common shares outstanding used for dilution	21,591,648	21,126,489	21,542,103	21,126,489

Diluted Earnings Per Common Share	$0.11	$0.12	$0.24	$0.20

(1)	For both 2011 periods, outstanding options/warrants to purchase 1,045,422 shares were not dilutive. For the 2012 quarterly and six-month periods, outstanding options/warrants to purchase 1,043,322 shares and 1,082,322 shares, respectively, were not dilutive. Potential dilutive common stock shares consist of shares that may arise from the exercise of outstanding dilutive common stock warrants and options (the number of which is computed using the “treasury stock method”).

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14—Off-Balance Sheet Financial Instruments

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

Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees to us. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. INB from time to time issues standby letters of credit, which are conditional commitments issued by INB to guarantee the performance of a customer to a third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in originating loans. We had no standby letters of credit outstanding at June 30, 2012 or December 31, 2011.

The contractual amounts of off-balance sheet financial instruments are summarized as follows:

($ in thousands)	At June 30, 2012	At December 31, 2011
Unfunded loan commitments	$24,825	$18,199
Available lines of credit	784	826

	$25,609	$19,025

Note 15—Regulatory Matters and Regulatory Capital

IBC and INB are both currently operating under formal agreements with their primary regulators, including various restrictions arising therefrom that affect our business. For a discussion of these formal agreements and restrictions, see note 20 the financial statements in our 2011 10-K. At June 30, 2012 and December 31, 2011, we believe that IBC and INB met all regulatory capital adequacy requirements to which they are subject. As of the date of filing of this report, we are not aware of any conditions or events that would have changed the status of such compliance with those requirements from June 30, 2012.

Information regarding our regulatory capital and related ratios is summarized as follows:

	INB		IBC Consolidated
	At June 30,	At December 31,	At June 30,	At December 31,
($ in thousands)	2012	2011	2012	2011
Tier 1 Capital (1)	$230,523	$218,590	$237,069	$226,325
Tier 2 Capital	16,352	17,176	16,408	17,232

Total risk-based capital (2)	$246,875	$235,766	$253,477	$243,557

Net risk-weighted assets	$1,295,619	$1,360,811	$1,300,083	$1,365,322
Average assets for regulatory purposes	$1,859,196	$1,950,445	$1,865,616	$1,958,409

Total capital to risk-weighted assets	19.05%	17.33%	19.50%	17.84%
Tier 1 capital to risk-weighted assets	17.79%	16.06%	18.23%	16.58%
Tier 1 capital to average assets	12.40%	11.21%	12.71%	11.56%

(1)	IBC’s consolidated Tier 1 capital included $55 million of IBC’s outstanding qualifying trust preferred securities and $25 million of IBC’s Series A cumulative perpetual preferred stock held by the U.S. Treasury.
(2)	See note 10 for a discussion of preferred dividends in arrears totaling $3.5 million at June 30, 2012 and $2.8 million and December 31, 2011. Dividends in arrears have not been deducted from capital and are recorded as reduction in capital only when they are declared and payable.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15—Regulatory Matters and Regulatory Capital, Continued

The table that follows presents information regarding our capital adequacy.

			Capital Requirements
	Actual Capital		Minimum Under Prompt Corrective Action Provisions		To Be “Well Capitalized” Under Prompt Corrective Action Provisions		Minimum Under Agreement with OCC
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated at June 30, 2012: (1)
Total capital to risk-weighted assets	$253,477	19.50%	$104,007	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$237,069	18.23%	$52,003	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$237,069	12.71%	$74,625	4.00%	NA	NA	NA	NA
Consolidated at December 31, 2011:
Total capital to risk-weighted assets	$243,557	17.84%	$109,226	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$226,325	16.58%	$54,613	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$226,325	11.56%	$78,336	4.00%	NA	NA	NA	NA
INB at June 30, 2012:
Total capital to risk-weighted assets	$246,875	19.05%	$103,650	8.00%	$129,562	10.00%	$155,474	12.00%
Tier 1 capital to risk-weighted assets	$230,523	17.79%	$51,825	4.00%	$77,737	6.00%	$129,562	10.00%
Tier 1 capital to average assets	$230,523	12.40%	$74,368	4.00%	$92,960	5.00%	$167,328	9.00%
INB at December 31, 2011:
Total capital to risk-weighted assets	$235,766	17.33%	$108,865	8.00%	$136,081	10.00%	$163,297	12.00%
Tier 1 capital to risk-weighted assets	$218,590	16.06%	$54,432	4.00%	$81,649	6.00%	$136,081	10.00%
Tier 1 capital to average assets	$218,590	11.21%	$78,018	4.00%	$97,522	5.00%	$175,540	9.00%

(1)	Assuming IBC had excluded all of its eligible outstanding trust preferred securities (which totaled $55 million) from its Tier 1 capital and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios at June 30, 2012 would have been 19.50%, 14.00% and 9.76%, respectively.

The table that follows presents additional information regarding our capital adequacy at June 30, 2012.

	Consolidated Regulatory Capital			INB Regulatory Capital
($ in thousands)	Actual	Required	Excess	Actual	Required	Excess
Total capital to risk-weighted assets	$253,477	$104,007	$149,470	$246,875	$155,474	$91,401
Tier 1 capital to risk-weighted assets	$237,069	$52,003	$185,066	$230,523	$129,562	$100,961
Tier 1 capital to average assets	$237,069	$74,625	$162,444	$230,523	$167,328	$63,195

Note 16—Contingencies

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

Note 17—Fair Value Measurements

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17—Fair Value Measurements, Continued

The following tables provide information regarding our assets measured at fair value on a nonrecurring basis.

	Outstanding Carrying Value
	At June 30, 2012	At December 31, 2011
($ in thousands)	Level 3	Level 3
Impaired loans (1):
Commercial real estate	$46,506	$46,638
Multifamily	15,720	16,776
Land	3,014	2,855

Total impaired loans	65,240	66,269
Impaired securities (2)	4,221	4,378
Foreclosed real estate	26,370	28,278

	Accumulated Losses on		Total Losses (Gains) (3)
	Outsanding Balance as of		Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	June 30, 2012	December 31, 2011	2012	2011	2012	2011
Impaired loans:
Commercial real estate	$9,796	$10,593	$(639)	$(160)	$13	$242
Multifamily	3,526	3,455	508	1,083	70	1,691
Land	516	1,009	(493)	—	(493)	—

Total impaired loans	13,838	15,057	(624)	923	(410)	1,933
Impaired securities	3,808	3,651	—	—	157	105
Foreclosed real estate	7,945	6,037	1,397	1,278	1,908	1,278

(1)	Comprised of all nonaccrual loans and accruing TDRs. Outstanding carrying value excludes a specific valuation allowance included in the overall allowance for loan losses. See note 4 to the financial statements included in this report on Form 10-Q.
(2)	Comprised of certain held-to maturity investments in trust preferred securities considered other than temporarily impaired. See note 3 to the financial statements included in this report on Form 10-Q.
(3)	Represents total losses recognized on all assets measured at fair value on a nonrecurring basis during the period indicated. The losses for impaired loans represent the change (before net chargeoffs) during the period in the corresponding specific valuation allowance, while the losses for foreclosed real estate represent writedowns in carrying values subsequent to foreclosure (recorded as provisions for real estate losses) adjusted for any gains or losses from the transfer/sale of the properties during the period. The losses on investment securities represent OTTI charges recorded as a component of noninterest income as described in note 3 to the financial statements in this report on Form 10-Q.

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the six-months ended June 30, 2012.

	Impaired	Impaired	Foreclosed
($ in thousands)	Securities	Loans	Real Estate
Balance at December 31, 2011	$4,378	$66,269	$28,278
Net new impaired securities/loans	—	1,176	—
Other than temporary impairment writedowns	(157)	—	—
Principal repayments/sales	—	(3,827)	—
Chargeoffs of impaired loans	—	(1,430)	—
Writedowns of carrying value subsequent to foreclsoure	—	—	(511)

Balance at March 31, 2012	$4,221	$62,188	$27,767

Net new impaired securities/loans	—	6,206	—
Other than temporary impairment writedowns	—	—	—
Principal repayments/sales	—	(2,656)	—
Chargeoffs of impaired loans	—	(498)	—
Writedowns of carrying value subsequent to foreclsoure	—	—	(1,397)

Balance at June 30, 2012	$4,221	$65,240	$26,370

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17—Fair Value Measurements, Continued

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the six-months ended June 30, 2011.

	Impaired	Impaired	Foreclosed
($ in thousands)	Securities	Loans	Real Estate
Balance at December 31, 2010	$4,580	$56,555	$27,064
Net new impaired securities/loans	—	7,250	—
Other than temporary impairment writedowns	(105)	—	—
Principal repayments/sales	—	(8,587)	—
Chargeoffs of impaired loans	—	(4,396)	—

Balance at March 31, 2011	$4,475	$50,822	$27,064

Net new impaired loans	—	1,551	—
Other than temporary impairment writedowns	—	—	—
Principal repayments and payoffs	—	(28)	—
Chargeoffs of impaired loans	—	(1,374)	—
Writedowns of carrying value subsequent to foreclosure	—	—	(1,278)

Balance at June 30, 2011	$4,475	$50,971	$25,786

The fair value estimates of all of our financial instruments shown in the table that follows are made at a specific point in time based on available information. Where available, quoted market prices are used, which are level 1 valuations. A significant portion of our financial instruments, such as our mortgage loans, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by us that include the instrument’s credit risk characteristics and future estimated cash flows and prevailing interest rates, which are level 3 valuations. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of our assumptions could cause the fair value estimates to deviate substantially. A discussion regarding the assumptions used to compute the estimated fair values disclosed in the table below can be found in note 21 to the financial statements in our 2011 10-K.

The carrying and estimated fair values of our financial instruments are as follows:

	At June 30, 2012		At December 31, 2011
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (1)	$122,378	$122,378	$29,863	$29,863
Time deposits with banks (1)	1,470	1,470	1,470	1,470
Securities held to maturity, net (2)	535,056	533,211	700,444	698,804
FRB and FHLB stock (3)	8,605	8,605	9,249	9,249
Loans receivable, net (3)	1,108,936	1,127,686	1,133,375	1,167,523
Loan fees receivable (3)	3,614	2,939	4,188	3,454
Accrued interest receivable (3)	5,763	5,763	7,216	7,216

Total Financial Assets	$1,785,822	$1,802,052	$1,885,805	$1,917,579

Financial Liabilities:
Deposits (3)	$1,554,615	$1,591,064	$1,662,024	$1,705,419
Borrowed funds plus accrued interest payable (3)	72,528	72,204	78,606	78,331
Accrued interest payable on deposits (3)	3,241	3,241	3,676	3,676
Off-Balance Sheet Financial Instruments:
Commitments to lend (3)	558	558	589	589

Total Financial Liabilities	$1,630,942	$1,667,067	$1,744,895	$1,788,015

Net Financial Assets	$154,880	$134,985	$140,910	$129,564

(1)	We consider these fair value measurements to be Level 1.
(2)	We consider these fair value measurements to be Level 1, except for our trust preferred security investments held to maturity which are considered Level 3.
(3)	We consider these fair value measurements to be Level 3.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 18—Recent Accounting Standards Update

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 became effective for interim reporting periods beginning on or after December 15, 2011, with retrospective application required. We adopted ASU No. 2011-05 on January 1, 2012 and it had no impact on our consolidated financial statements.

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

Note 18—Recent Accounting Standards Update, Continued

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

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., our independent registered public accounting firm, has made a limited review of our financial data as of June 30, 2012 and for the three- and six-month periods ended June 30, 2012 and 2011 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of June 30, 2012 and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2012 and 2011, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

August 8, 2012

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the accompanying financial statements in this report on Form 10-Q as well as our entire 2011 Annual Report on Form 10-K (“2011 10-K”).

Intervest Bancshares Corporation (“IBC”) is the parent company of Intervest National Bank (“INB”). References in this report to “we,” “us” and “our” refer to these entities on a consolidated basis, unless otherwise specified. For a discussion of our business, see note 1 to the financial statements included in our 2011 10-K. Our business is also affected by various risk factors, which are disclosed beginning on page 31 of our 2011 10-K in Item 1A thereof and updated as needed in Item 1A of Part II of our reports on Form 10-Q.

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

Overview

Net earnings for the second quarter of 2012 (“Q2-12”) were $2.3 million, or $0.11 per diluted common share, compared to $2.5 million, or $0.12 per share, for the second quarter of 2011 (“Q2-11”). For the first half of 2012 (“6mths-12”), net earnings were $5.1 million, or $0.24 per share, compared to $4.2 million, or $0.20 per share, for the first half of 2011 (“6mths-11”).

Key Points Follow:

•

INB’s regulatory capital ratios continued to increase through the retention of earnings and a gradual reduction in the size of its balance sheet. The Bank’s ratios at June 30, 2012 were as follows: Tier One Leverage—12.40%; Tier One Risk-Based—17.79%; and Total Risk-Based Capital—19.05%; well above its minimum requirements of 9%, 10% and 12%, respectively. Tier 1 capital amounted to $230 million and was $63 million in excess of the required minimum for the Tier One Leverage ratio.

•	New loan originations increased to $97 million in 6mths-12 period from $28 million in 6mths-11.

•

Nonaccrual loans decreased to $51 million at June 30, 2012, from $57 million at December 31, 2011. Nonaccrual loans include certain restructured loans (TDRs) that are current as to payments and performing in accordance with their renegotiated terms, but are required to be classified nonaccrual based on regulatory guidance. At June 30, 2012, such loans totaled $39 million compared to $46 million at December 31, 2011, and they were yielding approximately 5%.

•

Real estate owned through foreclosure (REO) decreased to $26.4 million at June 30, 2012, from $28.3 million at December 31, 2011, reflecting $1.9 million of writedowns since year end. The bulk of the writedowns, or $1.3 million, is associated with two properties in Florida that were in the process of being sold as of June 30, 2012, with closings expected early in the third quarter. The net carrying value of these properties totaled $3.3 million at June 30, 2012, which approximated their contractual net selling prices.

•	Provisions for loan and real estate losses decreased to $1.4 million in Q2-12 from $2.0 million in Q2-11, and to $1.9 million in 6mths-12 from $4.1 million in 6mths-11.

•

Operating expenses for Q2-12 were $4.1 million, unchanged from Q2-11, and $8.3 million in 6mths-12, down from $8.5 million in 6mths-11. The Company’s efficiency ratio (which measures its ability to control expenses as a percentage of revenues) continued to be favorable and was 37% for Q2-12 and 6mths-12.

•

Net interest and dividend income, which was affected by a smaller balance sheet, amounted to $9.7 million in Q2-12, compared to $10.9 million in Q2-11, and $19.7 million in 6mths-12 compared to $21.2 million in 6mths-11. The net interest margin was 2.23% in Q2-12 and 2.19% in 6mths-12, compared to 2.24% and 2.19%, respectively, for the same periods of 2011.

•	Book value per common share (after subtracting preferred dividends in arrears) increased to $8.16 at June 30, 2012, from $8.07 at December 31, 2011.

As a result of our increased capital levels, we have begun exploring opportunities to repurchase our securities held by the U.S. Treasury as part of the Capital Purchase Program. Any repurchase would require regulatory approvals from both the OCC and the FRB. We would also need to repay accrued but unpaid interest on our junior subordinated debentures as well as accrued but unpaid dividends on our Series A preferred stock held by the Treasury in connection with the repurchase. For a further discussion of these matters, see the section entitled “Liquidity and Capital Resources” in this report.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

A comparison of selected consolidated balance sheet information follows:

	At June 30, 2012		At December 31, 2011
	Carrying	% of	Carrying	% of
($ in thousands)	Value	Total Assets	Value	Total Assets
Cash and cash equivalents	$122,378	6.6%	$29,863	1.5%
Security investments, net	545,131	29.3	711,163	36.1
Loans receivable, net of deferred fees and loan loss allowance	1,108,936	59.5	1,133,375	57.6
Foreclosed real estate, net of valuation allowance	26,370	1.4	28,278	1.4
All other assets	59,295	3.2	66,861	3.4

Total assets	$1,862,110	100.0%	$1,969,540	100.0%

Deposits	$1,554,615	83.5%	$1,662,024	84.4%
Borrowed funds and related interest payable	72,528	3.9	78,606	4.0
All other liabilities	30,846	1.6	31,379	1.6

Total liabilities	1,657,989	89.0	1,772,009	90.0
Stockholders’ equity	204,121	11.0	197,531	10.0

Total liabilities and stockholders’ equity	$1,862,110	100.0%	$1,969,540	100.0%

General

Total assets at June 30, 2012 decreased to $1.86 billion from $1.97 billion at December 31, 2011, primarily reflecting a decrease in security investments and loans, partially offset by an increase in cash and short-term investments. The net decrease in assets was funded by a reduction in deposit liabilities and borrowed funds.

Cash and Cash Equivalents

Cash and cash equivalents increased to $122 million at June 30, 2012 from $30 million at December 31, 2011.The level of cash and cash equivalents fluctuates based on various factors, including our liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities. See the section below for the explanation as to the primary factor causing the increase in this line item. INB expects to utilize a large portion of the June 30 balance to fund new loans over the next several quarters. See the section “Liquidity and Capital Resources” in this report for a discussion of our liquidity and funding commitments.

Security Investments

Security investments consist of the following: securities held to maturity; Federal Reserve Bank of New York (FRB) and Federal Home Loan Bank of New York (FHLB) stock; and time deposits with banks. Security investments aggregated to $545 million at June 30, 2012, compared to $711 million at December 31, 2011. Securities are classified as held to maturity and are carried at amortized cost when we have the intent and ability to hold them to maturity. Such investments, all of which were held by INB, decreased to $535 million at June 30, 2012, from $700 million at December 31, 2011. The decrease reflected $360 million of calls, $3 million of principal repayments, and $0.2 million of impairment writedowns, partially offset by $197 million of new purchases. A portion of the resulting proceeds was used to fund planned deposit outflow and a portion was being held temporarily in cash and short-term investments for anticipated funding of new loans as denoted earlier.

At June 30, 2012, securities held to maturity primarily consisted of the following: investment grade debt obligations of the Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) totaling $434.3 million; investment grade residential mortgage-backed securities (MBS) issued by the Government National Mortgage Association (GNMA) and FNMA totaling $96.0 million; and non-investment grade corporate securities (consisting of variable-rate pooled trust preferred securities (or TRUPs) backed by obligations of companies in the banking industry) with a carrying value of $4.2 million. As discussed in greater detail in note 3 to the financial statements in this report, other than temporary impairment charges totaling $3.8 million have been recorded on the TRUPs as of June 30, 2012. INB invests primarily in U.S. government agency debt obligations to emphasize safety and liquidity. In March 2012, INB also began purchasing MBS in an effort to increase the overall yield on its investment portfolio.

At June 30, 2012, the securities held to maturity portfolio had a weighted-average yield to earliest call date of 1.37% and a weighted-average remaining expected life and contractual maturity of 1.4 years and 7.1 years, respectively. Nearly all of the securities have fixed interest rates or have predetermined rate increases and call features that allow the issuer to call the security before its stated maturity without penalty. Over the next twelve months, approximately $373 million of securities in the portfolio could potentially be called or repaid assuming market interest rates remain at or near current levels. A large portion of the resulting proceeds would then be reinvested into similar securities and potentially at lower rates. At the time of purchase, securities with callable features routinely have higher yields than non-callable securities with the same maturity. However, the callable features or the expiration of the non-callable period of the security will most likely result in the early call of securities in a declining or flat rate environment, which results in re-investment risk of the proceeds.

At June 30, 2012 and December 31, 2011, the securities held-to-maturity portfolio’s estimated fair value was $533 million and $699 million, respectively. At June 30, 2012, the portfolio had a net unrealized loss of $1.8 million, compared to a net unrealized loss of $1.6 million at December 31, 2011. See note 3 to the financial statements included in this report for information on and a discussion of unrealized losses.

In order for INB to be a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity, which amounted to $5.8 million and $2.8 million, respectively, at June 30, 2012. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was most recently at the rate of 4.5% on May 17, 2012. The total required investment fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

At June 30, 2012 and December 31, 2011, INB also held as investments $1.5 million of time deposits with banks with a weighted-average yield of 1.52% and remaining maturity of 2.47 years.

Loans Receivable, Net of Deferred Fees

Total loans receivable, net of deferred fees, amounted to $1.14 billion at June 30, 2012, a $26 million decrease from $1.16 billion at December 31, 2011. The decrease reflected $97.5 million of payoffs, $24.2 million of principal amortization and $1.9 million of chargeoffs, partially offset by $97.0 million of new loans and a $0.3 million decrease in net deferred loan fees. Loans paid off during the first half of 2012 had a weighted-average yield of 6.21%. New loan originations during the period had nearly all fixed interest rates and a weighted-average yield, term and loan-to-value ratio of 4.85%, 5.4 years and 58%, respectively. The new originations were comprised of $56.6 million of commercial real estate loans, $40.1 of multifamily loans and $0.3 million of other loans.

Loans in the portfolio that had fixed interest rates constituted approximately 82% of the loan portfolio at June 30, 2012. The portfolio also included loans (approximately 15% of the portfolio) that have terms that call for predetermined interest rate increases over the life of the loan. The entire loan portfolio had a short weighted-average remaining life of approximately 3.6 years as of June 30, 2012. See the section “Asset and Liability Management” in our 2011 10-K for a further discussion of our fixed-rate loans and their impact on our interest rate risk.

The loan portfolio at June 30, 2012 was also concentrated in mortgage loans secured by commercial and multifamily real estate properties located in New York (64%) and Florida (26%). We also have loans in Connecticut, Georgia, Indiana, Kentucky, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. The properties collateralizing our loans include rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self storage facilities and some vacant land.

At June 30, 2012, our loans secured by the aforementioned real estate consisted of 529 loans with an aggregate principal balance of $1.14 billion and an average loan size of $2.2 million. Loans with principal balances of more than $10 million consisted of 10 loans totaling $131 million, with the largest loan being $16.9 million. Loans with principal balances of $5 million to $10 million consisted of 44 loans and aggregated to $284 million.

The table below sets forth information regarding our loan portfolio.

	At June 30, 2012		At December 31, 2011
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	362	$847,434	347	$864,470
Multifamily loans	158	281,530	161	290,011
Land loans	9	10,460	9	11,218

	529	1,139,424	517	1,165,699

One to four family loans	1	25	1	25
Commercial business loans	20	1,587	19	1,520
Consumer loans	12	280	12	329

	33	1,892	32	1,874

Loans receivable, gross (1)	562	1,141,316	549	1,167,573

Deferred loan fees		(3,536)		(3,783)

Loans receivable, net of deferred fees		1,137,780		1,163,790
Allowance for loan losses		(28,844)		(30,415)

Loans receivable, net		$1,108,936		$1,133,375

The following table sets forth information regarding loans of more than $10 million at June 30, 2012:

($ in thousands)		Principal	Current	Maturity	Days
Property Type	Property Location	Balance	Interest Rate	Date	Past Due	Status
Retail	White Plains, New York	$16,912	4.30%	Apr 2017	None	Accrual
Office building	New York, New York	15,788	6.00%	Aug 2013	None	Accrual
Office building	New York, New York	15,372	6.13%	Apr 2015	None	Accrual
Office building	Miami, Florida	14,834	5.00%	Oct 2018	None	TDR-nonaccrual	(1)
Multifamily	Tampa, Florida	12,637	5.88%	Sep 2020	None	Accrual
Hotel	New York, New York	11,419	4.00%	Dec 2016	None	Accrual
Office building	Fort Lauderdale, Florida	11,402	6.00%	May 2016	None	Accrual
Retail	Brooklyn, New York	11,123	6.00%	Nov 2013	None	Accrual
Hotel	New York, New York	10,943	6.45%	Jul 2012	None	Accrual
Retail	Manorville, New York	10,750	6.25%	Sep 2024	None	Accrual

		$131,180

(1)	Loan was restructured in June 2011 and is performing in accordance with its restructured terms. Monthly payments are interest only based on 5.00% to June 1, 2013. Beginning July 1, 2013, monthly principal and interest payments resume with a 5.125% interest rate. Thereafter, the interest rate increases each year on June 1 as follows: 5.25%, 5.375%, 5.50%, 5.625% and 5.75%. Regulatory guidance requires the loan to remain on nonaccrual status as of June 30, 2012.

The table below sets forth the location of properties securing the real estate loan portfolio at June 30, 2012.

($ in thousands)	New York	Florida	New Jersey	Connecticut	Other States	Total
Commercial Real Estate:
Retail	$343,499	$96,291	$10,789	$5,792	$43,068	$499,439
Office buildings	91,279	49,042	14,833	3,783	11,264	170,201
Industrial/warehouses	47,182	4,150	689	—	—	52,021
Hotels	35,182	14,631	—	—	—	49,813
Mobile home parks	—	19,168	—	—	1,700	20,868
Parking lots/garages	23,580	—	—	—	—	23,580
Mini storage	10,075	8,622	—	—	—	18,697
Other	2,948	7,924	1,120	—	823	12,815
Multifamily	178,552	86,874	2,497	1,759	11,848	281,530
Land	2,557	7,903	—	—	—	10,460
One to four family	—	25	—	—	—	25

Total real estate loans	$734,854	$294,630	$29,928	$11,334	$68,703	$1,139,449

Loans on nonaccrual status	$8,144	$35,671	$2,223	$—	$4,605	$50,643

The table below sets forth the location of properties securing the real estate loan portfolio at December 31, 2011.

($ in thousands)	New York	Florida	New Jersey	Connecticut	Other States	Total
Commercial Real Estate:
Retail	$312,727	$89,576	$10,942	$4,562	$40,058	$457,865
Office buildings	128,075	51,540	14,987	3,824	11,638	210,064
Industrial/warehouses	61,326	5,004	731	—	—	67,061
Hotels	39,973	14,868	—	—	—	54,841
Mobile home parks	—	23,025	—	—	—	23,025
Parking lots/garages	23,896	—	—	—	—	23,896
Mini storage	4,729	8,699	—	—	—	13,428
Other	2,987	8,048	1,132	1,289	834	14,290
Multifamily	187,418	85,497	3,015	1,788	12,293	290,011
Land	2,608	8,610	—	—	—	11,218
One to four family	—	25	—	—	—	25

Total real estate loans	$763,739	$294,892	$30,807	$11,463	$64,823	$1,165,724

Loans on nonaccrual status	$17,055	$36,315	$1,566	$—	$2,304	$57,240

The following table sets forth information regarding loans outstanding at June 30, 2012 by year of origination:

($ in thousands) Year Originated	Balance Outstanding	% of Total	Balance Rated Substandard	% of Outstanding	Balance Nonaccrual	% of Outstanding
2004 and prior	$181,930	16%	$—	—%	$—	—%
2005	85,605	7	9,864	12	4,291	5
2006	109,111	10	4,109	4	950	1
2007	196,732	17	54,123	28	36,131	18
2008	220,984	19	6,576	3	5,972	3
2009	136,890	12	4,559	3	—	—
2010	54,977	5	3,043	6	2,799	5
2011	64,188	6	—	—	—	—
2012	90,899	8	500	1	500	1

	$1,141,316	100%	$82,774	7%	$50,643	4%

The table below sets forth information regarding loans outstanding at December 31, 2011 by year of origination.

($ in thousands) Year Originated	Balance Outstanding	% of Total	Balance Rated Substandard	% of Outstanding	Balance Rated Doubtful	% of Outstanding	Balance Nonaccrual	% of Outstanding
2004 and prior	$186,081	16%	$—	—%	$—	—%	$—	—%
2005	89,807	8	14,119	16	—	—	8,422	9
2006	130,070	11	950	1	—	—	950	1
2007	235,658	20	52,130	22	712	1	39,751	17
2008	229,684	19	7,815	3	—	—	5,318	2
2009	159,687	14	1,436	1	—	—	—	—
2010	65,890	6	2,799	4	—	—	2,799	4
2011	70,696	6	—	—	—	—	—	—

	$1,167,573	100%	$79,249	7%	$712	1%	$57,240	5%

The table that follows summarizes loans we have rated as substandard and doubtful as of the dates indicated.

($ in thousands)	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011
Impaired loans:
Loans on nonaccrual status	$50,643	$53,208	$57,240
TDRs on accruing status	14,596	8,980	9,030

Total impaired loans	65,239	62,188	66,270
Other non-impaired accruing substandard loans (1)	17,535	17,759	13,691

Total substandard and doubtful rated loans	$82,774	$79,947	$79,961

(1)	Represent loans for which there were concerns regarding the ability of the borrowers to meet existing repayment terms. These loans reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loans. These loans may never become delinquent, nonaccrual or impaired. Potential problem loans, such as these, are closely monitored and considered in the determination of the overall adequacy of the allowance for loan losses.

For additional information concerning our loan portfolio, see note 4 to the financial statements included in this report.

Nonperforming Assets and Troubled Debt Restructured Loans (TDRs)

The table below summarizes nonperforming assets, TDRs, past due loans and selected ratios at the dates indicated.

($ in thousands)	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011
Nonaccrual loans:
Loans past due 90 days or more	$11,157	$6,326	$7,216
Loans past due 31-89 days (1)	—	1,867	2,792
Loans past due 0-30 days (1)	500	811	1,526
TDR loans past due 0-30 days (2)	38,986	44,204	45,706

Total loans on nonaccrual status	50,643	53,208	57,240
Real estate acquired through foreclosure	26,370	27,767	28,278
Investment securities on a cash basis (3)	4,221	4,221	4,378

Total assets considered nonperforming	$81,234	$85,196	$89,896

TDRs on an accruing status and 0-30 days past due (4)	$14,596	$8,980	$9,030
Loans past due 90 days or more and still accruing (5)	$5,290	$2,798	$1,925
Loans past due 60-89 days and still accruing	$1,902	$6,303	$3,894
Loans past due 31-59 days and still accruing	$—	$11,840	$24,876

Nonaccrual loans to total gross loans	4.45%	4.59%	4.90%
Nonperforming assets to total assets	4.39%	4.46%	4.56%
Allowance for loan losses to total net loans	2.54%	2.52%	2.61%
Allowance for loan losses to nonaccrual loans	56.96%	54.82%	53.14%

(1)	We may place a loan on nonaccrual status prior to it becoming past due 90 days based on the specific facts and circumstances associated with each loan that indicate that it is probable the borrower may not be able to continue making monthly payments. Interest income from payments made on nonaccrual loans is recognized on a cash basis (when collected) if the outstanding principal is determined to be collectible.
(2)	Represent loans whose terms have been modified mostly through the deferral of principal and/or a partial reduction in interest payments and are current as to payments and performing in accordance with their restructured terms, but are classified nonaccrual in accordance with regulatory guidance. At June 30, 2012, such loans totaled $39 million and were yielding 4.51%. Interest income from payments on such classified loans is also recognized on a cash basis.

A TDR that is on nonaccrual status can only be returned to accrual status if ultimate collectability of contractual principal is assured and the borrower has demonstrated satisfactory payment performance either before or after the restructuring (usually for a period of no shorter than six months). For those TDRs (which aggregate to 7 loans or $19.5 million at June 30, 2012) that have been partially charged-off (by a total of $7.3 million as of June 30, 2012), the evaluation for full repayment of contractual principal must also include the collectability of amounts charged off. Although the loans have been partially charged off for financial statement purposes, the borrowers remain obligated to pay all contractual principal due on all of the TDRs.

(3)	See note 3 to the financial statements included in this report for a discussion of these securities.
(4)	Represent loans whose terms have been modified through the deferral of principal and/or a partial reduction in interest payments, or extension of maturity term and are maintained on accrual status. All loans were performing and current and had a weighted-average yield of approximately 6.11% as of June 30, 2012.
(5)	At June 30, 2012, balance consisted of 2 loans that have matured and the borrowers were making monthly loan payments. The loans were in the process of being extended as of June 30, 2012.

The table that follows summarizes the change in total nonaccrual loans for the period indicated.

($ in thousands)	Quarter Ended Jun 30, 2012	Quarter Ended Mar 31, 2012
Balance at beginning of period	$53,208	$57,240
Net new additions	5,972	1,176
Transfers to accruing TDR category	(5,453)	—
Chargeoffs	(498)	(1,430)
Payoffs and principal repayments	(2,586)	(3,778)

Balance at end of period	$50,643	$53,208

The table that follows summarizes the change in accruing TDRs for the period indicated.

($ in thousands)	Quarter Ended Jun 30, 2012	Quarter Ended Mar 31, 2012
Balance at beginning of period	$8,980	$9,030
Net new additions	233	—
Transfers from non-accruing TDR category	5,453	—
Principal repayments	(70)	(50)

Balance at end of period	$14,596	$8,980

The table below sets forth information regarding TDRs at June 30, 2012.

($ in thousands) Property Type	Property Location	Contractual Principal Balance Due	Carrying Value (1)	Current Interest Rate	Maturity Date	Status/Classification
Warehouse	Brooklyn, New York	$950	$950	4.50%	Dec 2012	Performing/nonaccrual-cash basis
Retail	Maple Heights, Ohio	4,757	1,373	3.00%	Apr 2017	Performing/nonaccrual-cash basis
Retail	West Palm, Florida	5,549	4,320	4.00%	Aug 2014	Performing/nonaccrual-cash basis
Retail	Lake Worth, Florida	5,452	4,685	4.00%	Sep 2014	Performing/nonaccrual-cash basis
Retail	Hempstead, New York	3,313	3,024	3.10%	Sep 2013	Performing/nonaccrual-cash basis
Office building	Miami, Florida	14,834	14,834	5.00%	Sep 2018	Performing/nonaccrual-cash basis
Multifamily	Miami, Florida	2,591	1,967	6.25%	Feb 2016	Performing/nonaccrual-cash basis
Multifamily	Miramar, Florida	3,750	3,029	4.50%	Aug 2016	Performing/nonaccrual-cash basis
Office building	Verona, New Jersey	1,643	1,065	4.00%	Apr 2013	Performing/nonaccrual-cash basis
Retail	New York, New York	1,128	1,128	6.25%	Dec 2012	Performing/nonaccrual-cash basis
Multifamily	Orlando, Florida	2,324	2,324	4.50%	Nov 2015	Performing/nonaccrual-cash basis
Land	LIC, New York	287	287	6.25%	Jan 2013	Performing/nonaccrual-cash basis

		46,578	38,986	4.51%

Retail	Woodmere, New York	603	603	6.25%	Apr 2013	Performing/accrual
Retail	Monroe, New York	2,967	2,967	5.00%	Mar 2017	Performing/accrual
Multifamily	St. Pete, Florida	1,966	1,966	5.00%	May 2013	Performing/accrual
Retail	New York, New York	5,453	5,453	7.00%	Sep 2012	Performing/accrual
Multifamily	Lake Worth, Florida	881	881	6.00%	Oct 2016	Performing/accrual
Land	Carrabelle, Florida	2,493	2,493	6.00%	Dec 2012	Performing/accrual
Land	Shelter Island, New York	233	233	10.25%	Jun 2013	Performing/accrual

		14,596	14,596	6.11%

		$61,174	$53,582	4.94%

(1)	Represents contractual unpaid principal balance less any partial principal chargeoffs and interest received and applied as a reduction of principal. The borrowers remain obligated to pay all contractual amounts due.

The table that follows details real estate we owned through foreclosure.

($ in thousands)				Net Carrying Value (1)		Last Appraised
Property Type and Description	City	State	Acquired	Jun 30, 2012	Dec 31, 2011
1.1 acres of vacant waterfront land	Hollywood	FL	2/08	$1,536	$1,876	Sep 2011
335 room vacant hotel	Orlando	FL	4/09	5,645	5,645	Sep 2011
7 story vacant office building and vacant lot	Yonkers	NY	8/09	1,334	1,334	Jun 2012
146 unit garden apartment complex—72% occupied	Austell	GA	9/09	2,850	2,850	Sep 2011
39 acres of vacant land partially waterfront	Perryville	MD	4/10	1,133	1,133	Dec 2011
622 unit garden apartment complex—71% occupied	Louisville	KY	7/10	6,835	7,488	Jun 2012
192 unit garden apartment complex—94% occupied	Louisville	KY	7/10	3,389	3,389	Jun 2012
4 building office park—65% occupied	Jacksonville	FL	7/11	1,920	1,920	Jul 2011
4 story office building—50% occupied	Ft. Lauderdale	FL	10/11	1,728	2,643	Mar 2012

				$26,370	$28,278

(1)	Reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure. The total valuation allowance amounted to $7.9 million at June 30, 2012 and $6.0 million at December 31, 2011.

We review our portfolio of real estate owned through foreclosure at least quarterly by performing market valuations of the properties, which normally consist of obtaining externally prepared appraisals at least annually for every property, as well as an internal discussions and reviews of economic and real estate market conditions in the local area where the property is located, in order to determine if a valuation allowance is needed to reflect any decrease in the estimated fair value of the property since acquisition.

During the first half of 2012, based on a new annual appraisal on one property and management’s assessment of the factors described above, the real estate valuation allowance was increased (on three properties) by a total of $1.9 million through a charge to the provision for real estate losses. The bulk of this increase, or $1.3 million, is associated with two properties in Florida (Hollywood and Fort Lauderdale) that were in the process of being sold as of June 30, 2012, and the sales were completed in the third quarter. The net carrying value of each property at June 30, 2012 approximated their contractual net selling price. All of the remaining properties owned are being marketed for sale.

For additional information on nonaccrual loans, TDRs, past due loans and real estate owned and its corresponding valuation allowance, see notes 4 and 6 to the financial statements included in this report.

Allowance For Loan Losses

The allowance for loan losses amounted to $28.8 million at June 30, 2012, compared to $30.4 million at December 31, 2011. The allowance represented 2.54% of total loans (net of deferred fees) outstanding at June 30, 2012, compared to 2.61% at December 31, 2011. At June 30, 2012 and December 31, 2011, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $6.0 million and $8.0 million, respectively, for our impaired loans, which consist of all or our nonaccrual loans and accruing TDRs. All of our impaired loans had a related valuation allowance as described below.

The net decrease in the allowance of $1.6 million was due to $1.9 million of chargeoffs, partially offset by $0.3 million of partial recoveries of prior chargeoffs. In the first quarter of 2012, based on annual updated appraisals received on the underlying collateral properties, a portion of three loans classified as nonaccrual TDRs (or $1.4 million of aggregate principal) was charged off for financial statement purposes. Although these TDR loans continue to perform as agreed under the modified terms, we reduced their carrying value by these chargeoffs to reflect the lower appraised amounts of the underlying property. The borrowers remain obligated to pay all contractual principal due on the TDRs.

At June 30, 2012, with respect to all of our impaired loans, which totaled $65.2 million, we have obtained current appraisals as follows: 24% dated within the last 3 months; 46% dated within the last 4-6 months; 6% dated within the last 7-9 months; and 24% within the last 10-12 months. Our policy is to obtain externally prepared appraisals for impaired loans and real estate owned at least annually.

Consistent with regulatory guidance, we normally maintain a specific valuation allowance on each of our impaired loans (regardless of whether the calculated impairment is zero). We believe it is prudent to do so because the process of estimating real estate values is imprecise and subject to changing market conditions which could cause fluctuations in estimated values. Estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision.

Changes in any of the market assumptions could cause fair value estimates to deviate substantially. Furthermore, commercial real estate markets and national and local economic conditions remain weak; unemployment rates and vacancy rates in retail and office properties continue to be high; and the timing of the resolution of impaired loans in many cases remains uncertain, which increases the negative impact to the portfolio from further declines in real estate values. Regulatory guidelines require that the appraised value of collateral should be used as a starting point for determining its estimated fair value. An institution should also consider other factors and events in the environment that may affect the current fair value of the collateral since the appraisal was performed. The institution’s experience with whether the appraised values of impaired collateral-dependent loans are actually realized should also be taken into account. In addition, the timing of when the cash flows are expected to be received from the underlying collateral could affect the fair value of the collateral if the timing was not contemplated in the appraisal. The consideration of all the above generally results in the appraised value of the collateral being greater than the institution’s estimate of the collateral’s fair value, less estimated costs to sell. As a consequence, an institution may necessarily still have a specific reserve on an impaired loan (whether or not a charge off has been taken) for the amount by which the institution’s estimated fair value of the collateral, less estimated costs to sell, is believed to be lower than its appraised value.

As a result, we maintain a specific valuation allowance on all of our impaired loans for the reasons described above. The valuation allowance is based on the receipt of appraisals and management’s judgment of other factors as described in our 2011 10-K. Our internal policy, as described in the notes to our financial statements in the 2011 10-K, requires a charge off all or a portion of an impaired loan only when such amount is deemed to be uncollectible and such loss has been confirmed.

For additional information on the allowance for loan losses, see note 5 to the financial statements included in this report.

All Other Assets

All other assets at June 30, 2012 (as denoted in the table under the caption “Comparison of Financial Condition at June 30, 2012 and December 31, 2011”) decreased to $59 million, from $67 million at December 31, 2011, primarily due to a $4.7 million net decrease in our deferred tax asset (for additional information on the deferred tax asset, see note 12 to the financial statements included in this report) and a $1.9 million decrease in foreclosed real estate.

Deposits

Total deposits at June 30, 2012 decreased to $1.55 billion from $1.66 billion at December 31, 2011, primarily reflecting a $102 million decrease in certificate of deposit accounts (CDs). At June 30, 2012, CDs totaled $1.10 billion, and checking, savings and money market accounts aggregated to $457 million. The same categories of deposit accounts totaled $1.20 billion and $463 million, respectively, at December 31, 2011. INB has steadily lowered its overall deposit rates offered for its deposit products since early 2010 to encourage deposit outflow (including the ongoing repayment of maturing higher-cost brokered CDs) and reduce the overall size of its balance sheet.

CDs represented 71% of total consolidated deposits at June 30, 2012, compared to 72% at December 31, 2011. At June 30, 2012 and December 31, 2011, CDs included $111 million and $128 million of brokered deposits, respectively. For additional information on deposits, see the section “Liquidity and Capital Resources” and note 7 to the financial statements included in this report.

Borrowed Funds and Related Interest Payable

Total borrowed funds and related interest payable decreased to $72.5 million at June 30, 2012, from $78.6 million at December 31, 2011, due to the maturity and repayment of $7.0 million of FHLB borrowings, partially offset by a $0.9 million increase in accrued interest payable on IBC’s outstanding debt, which is in the form of junior subordinated notes relating to its outstanding trust preferred securities. For additional information on and discussion of borrowed funds, see notes 8 and 9 to the financial statements included in this report, as well as the section entitled “Liquidity and Capital Resources.”

All Other Liabilities

All other liabilities at June 30, 2012 (as denoted in the table under the caption “Comparison of Financial Condition at June 30, 2012 and December 31, 2011”) amounted to $31 million, unchanged from December 31, 2011, as a higher level of mortgage escrow funds payable was offset by a lower level of official checks outstanding. Mortgage escrow funds payable (which represent advance payments made to us by borrowers for property taxes and insurance that we remit to third parties) fluctuate based on the size of the loan portfolio, timing of payments by us to third parties and increases in general property tax and insurance rates.

Stockholders’ Equity

Stockholders’ equity increased to $204 million at June 30, 2012 from $198 million at December 31, 2011, primarily due to $6 million of net earnings before preferred dividend requirements.

The following table sets forth the changes in stockholders’ equity:

($ in thousands, except per share amounts)	Amount	Common Shares	Amount Per Share (2)
Common stockholders’ equity at December 31, 2011	$173,293	21,125,289	$8.20
Net earnings before preferred dividend requirements	6,014	—	0.28
Preferred dividends declared and paid (1)	—	—	—
Amortization of preferred stock discount	(193)	—	(0.01)
Issuance of restricted common stock	—	465,400	—
Compensation from stock options and restricted stock	576	—	0.03

Common stockholders’ equity at June 30, 2012	$179,690	21,590,689	$8.32

Preferred stockholder’s equity at December 31, 2011 (1)	$24,238
Amortization of preferred stock discount	193

Preferred stockholder’s equity at June 30, 2012	$24,431

Total stockholders’ equity at June 30, 2012	$204,121

(1)	Represents 25,000 shares of IBC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, owned by the U.S. Treasury. See note 11 to the financial statements included in our 2011 10-K and note 10 to the financial statements included in this report on Form 10-Q.

In February 2010, IBC suspended the declaration and payment of preferred dividends on the Series A preferred stock. IBC has missed nine dividend payments as of the date of filing of this report. At June 30, 2012, the amount of preferred dividends unpaid and in arrears totaled $3.5 million. Dividends in arrears are recorded as reduction in common stockholders’ equity only when they are declared and payable.

(2)	Common book value per share, after adjusting for preferred dividends in arrears of $3.5 million, was $8.16 at June 30, 2012.

Comparison of Results of Operations for the Quarters Ended June 30, 2012 and 2011

Overview

We reported net earnings available to common stockholders for the second quarter of 2012 (“Q2-12”) of $2.3 million or $0.11 per diluted share, compared to net earnings of $2.5 million, or $0.12 per diluted share, for the second quarter of 2011 (“Q2-11”). The results and per share amounts reported for both periods were net of $0.4 million of preferred dividend requirements related to IBC’s outstanding preferred stock held by the U.S. Treasury.

Net earnings for Q2-12 decreased by $0.2 million from Q2-11 due to a $1.2 million decrease in net interest and dividend income, largely offset by a $0.6 million decrease in the total provision for loan and real estate losses and a $0.4 million increase in noninterest income. Operating expenses for Q2-12 were nearly unchanged from Q2-11.

Selected information regarding our results of operations follows:

	For the Quarter Ended,
($ in thousands)	June 30, 2012	June 30, 2011
Interest and dividend income	$19,706	$23,917
Interest expense	10,001	13,044

Net interest and dividend income	9,705	10,873
Provision for loan losses	—	742
Noninterest income	1,406	1,007
Noninterest expenses:
Provision for real estate losses	1,397	1,278
Real estate activities expenses	479	554
Operating expenses	4,149	4,099

Earnings before income taxes	5,086	5,207
Provision for income taxes	2,326	2,321

Net earnings	2,760	2,886
Less: preferred dividend requirements and discount amortization (1)	448	428

Net earnings available to common stockholders	$2,312	$2,458

(1)	Represents dividend requirements on cumulative preferred stock held by the U.S. Treasury and amortization of related preferred stock discount. See note 10 to the financial statements in this report on Form 10-Q.

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

Our net interest and dividend income (detailed in the table that follows on the next page) decreased by $1.2 million to $9.7 million in Q2-12 from $10.9 million in Q2-11. The decrease largely reflected a planned reduction in the size of INB’s balance sheet, as well as fewer suitable lending opportunities, particularly in 2011.

In Q2-12, our total average interest-earning assets decreased by $191 million from Q2-11, reflecting a $128 million decrease in average loans and a $63 million decrease in average securities and overnight investments. At the same time, average deposits and borrowed funds decreased by $142 million and $12 million, respectively, while average stockholders’ equity increased by $13 million. The net reduction in the balance sheet positively impacted our regulatory capital ratios, but negatively impacted our net interest income.

The net interest margin was nearly unchanged at 2.23% as a $37 million decrease in net average interest-earning assets, due to a higher level of cash on hand, was offset by a slight increase in the interest rate spread. The spread improved by 4 basis points due to the steady reduction in rates paid on deposits and run off of higher-cost CDs and borrowings, largely offset by payoffs of higher yielding loans and calls of security investments, coupled with the re-investment of a large portion of these cash inflows in new loans and securities at lower market interest rates. Overall, our average cost of funds decreased by 46 basis points to 2.46% in Q2-12, from 2.92% in Q2-11, while our average yield on earning assets decreased at a slower pace by 42 basis points to 4.52% in Q2-12, from 4.94% in Q2-11. See the section “Liquidity and Capital Resources” in this report for additional discussion on our deposits, borrowings and brokered CDs.

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

	For the Quarter Ended
	June 30, 2012			June 30, 2011
	Average	Interest	Yield/	Average	Interest	Yield/
($ in thousands)	Balance	Inc./Exp.	Rate (2)	Balance	Inc./Exp.	Rate (2)
Interest-earning assets:
Commercial real estate loans	$869,743	$13,242	6.12%	$910,662	$15,048	6.63%
Multifamily loans	276,659	4,137	6.01	362,108	5,803	6.43
Land loans	10,981	189	6.92	12,223	216	7.09
All other loans	1,922	25	5.23	2,036	27	5.32

Total loans (1)	1,159,305	17,593	6.10	1,287,029	21,094	6.57

U.S. government agencies securities	508,582	1,735	1.37	626,173	2,658	1.70
Residential mortgage-backed securities	65,210	227	1.40	—	—	—
State and municipal securities	176	1	1.28	—	—	—
Corporate securities	4,224	18	1.71	4,478	24	2.15
FRB and FHLB stock	8,622	124	5.78	9,543	135	5.67

Total securities	586,814	2,105	1.44	640,194	2,817	1.76

Other interest-earning assets	7,071	8	0.46	16,497	6	0.15

Total interest-earning assets	1,753,190	$19,706	4.52%	1,943,720	$23,917	4.94%

Noninterest-earning assets	134,478			85,619

Total assets	$1,887,668			$2,029,339

Interest-bearing liabilities:
Interest checking deposits	$13,485	$18	0.54%	$10,737	$22	0.82%
Savings deposits	9,160	9	0.40	9,352	15	0.64
Money market deposits	433,837	595	0.55	422,382	994	0.94
Certificates of deposit	1,114,192	8,808	3.18	1,269,909	11,225	3.55

Total deposit accounts	1,570,674	9,430	2.41	1,712,380	12,256	2.87

FHLB advances	10,500	112	4.24	22,632	232	4.11
Debentures—capital securities	56,702	459	3.26	56,702	556	3.93

Total borrowed funds	67,202	571	3.42	79,334	788	3.98

Total interest-bearing liabilities	$1,637,876	$10,001	2.46%	$1,791,714	$13,044	2.92%

Noninterest-bearing deposits	4,380			4,513
Noninterest-bearing liabilities	43,539			44,119

Preferred stockholder’s equity	24,367			24,013
Common stockholders’ equity	177,506			164,980

Total stockholders’ equity	201,873			188,993

Total liabilities and stockholders’ equity	$1,887,668			$2,029,339

Net interest and dividend income/spread		$9,705	2.06%		$10,873	2.02%

Net interest-earning assets/margin (3)	$115,314		2.23%	$152,006		2.24%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.07			1.09
Other Ratios:
Return on average assets (2)	0.58%			0.57%
Return on average common equity (2)	6.22%			7.00%
Return on total average equity (2)	5.47%			6.11%
Noninterest expense to average assets (2) (5)	0.88%			0.81%
Efficiency ratio (4)	37%			35%
Average stockholders’ equity to average assets	10.69%			9.31%

(1) Includes average nonaccrual loans of $56.4 million in the 2012 period versus $53.0 million in the 2011 period. Total interest income not accrued on such loans and excluded from the table totaled $0.2 million in the 2012 period and $0.6 million in the 2011 period.

(2)	Annualized.

(3) Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.46% and 2.33% for the 2012 and 2011 period, respectively.

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

	For the Quarter Ended June 30, 2012 vs. June 30, 2011
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(1,546)	$(2,076)	$121	$(3,501)
Securities	(519)	(514)	321	(712)
Other interest-earning assets	13	(4)	(7)	2

Total interest-earning assets	(2,052)	(2,594)	435	(4,211)

Interest-bearing liabilities:
Interest checking deposits	(8)	6	(2)	(4)
Savings deposits	(6)	—	—	(6)
Money market deposits	(412)	27	(14)	(399)
Certificates of deposit	(1,175)	(1,382)	140	(2,417)

Total deposit accounts	(1,601)	(1,349)	124	(2,826)

Total borrowed funds	(85)	(125)	(7)	(217)

Total interest-bearing liabilities	(1,686)	(1,474)	117	(3,043)

Net change in interest and dividend income	$(366)	$(1,120)	$318	$(1,168)

Provision for Loan Losses

There was no required provision for loan losses in Q2-12, compared to a provision of $0.7 million in Q2-11. The decrease was based on our review of the adequacy of the allowance for loan losses and was primarily attributable to fewer loans outstanding and fewer credit rating downgrades in Q2-12 compared to Q2-11. A detailed discussion of the factors and estimates we use in determining the adequacy of the allowance for loan losses can be found under the caption “Critical Accounting Policies” on pages 46 to 51 in our 2011 10-K.

Noninterest Income

Noninterest income increased to $1.4 million in Q2-12 from $1.0 million in Q2-11, primarily due to a $0.6 million increase in income from loan prepayments, which consists of the full recognition of any unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases, partially offset by a 0.2 million decrease in income from other mortgage related service fees.

Noninterest Expenses

The provision for real estate losses amounted to $1.4 million in Q2-12, compared to $1.3 million in Q2-11. The provisions are a function of lower estimated values on several properties we own through foreclosure. See the section entitled “Nonperforming Assets and Troubled Debt Restructured Loans (TDRs),” for a list of all real estate owned and related information thereon and an explanation on the provision is derived.

Real estate activities expenses for Q2-12 were $0.5 million, unchanged from Q2-11, primarily reflecting the same level of expenses associated with certain foreclosed real estate. Real estate activities expenses are comprised of real estate taxes, insurance, utilities and other charges (net of any rental income earned from the operation of the property) that are required in protecting our interest in real estate acquired through foreclosure and various properties collateralizing our nonaccrual loans.

Operating expenses for Q2-12 were $4.1 million, nearly unchanged from Q2-11, as a $0.4 million decrease in FDIC deposit insurance premiums was offset by a $0.4 million aggregate increase in salaries, benefits and stock compensation expense, including the impact of several new officer positions during 2012. We employed 78 people as of June 30, 2012, versus 75 at June 30, 2011. The decrease in FDIC insurance premiums was largely the result of a change in the FDIC’s formula for assessing premiums resulting from the Dodd-Frank Wall Street Reform & Consumer Protection Act as more fully described in our 2011 10-K.

With respect to stock compensation, on January 19, 2012, we awarded a total of 465,400 shares of restricted common stock under our shareholder-approved equity incentive plan as follows: a total of 175,000 shares to our executive officers; a total of 240,000 shares to our non-employee directors; and a total of 50,400 shares to our other officers and employees. For the executive officers, the awards vest in two installments, with two thirds vesting on the second anniversary of the grant and the remaining one third on the third anniversary of the grant.

For the non-employee directors, the awards vest 100% on the first anniversary of the grant. For the other officers and employees, the awards vest in three equal installments, with one third on each of the next three anniversary dates of the grant. Vesting is subject to the grantee’s continued employment with us, or in the case of non-employee directors, the grantee continuing to serve as our director, on the aforementioned anniversary dates. All of the awards are subject to accelerated vesting upon the death or disability of the grantee or upon a change in control of our company, as defined in the restricted stock agreements. The grant date fair value for each award was $2.90 per share, or a total fair value of $1.4 million, based on the closing market price of the common stock on the grant date of January 19, 2012. Such amount is being recognized as stock compensation expense over the related vesting periods. There were no equity compensation awards made in 2011. Stock compensation expense in Q2-12 amounted to $310,000, compared to $78,000 in Q2-11, with the increase resulting from the awards described above. See note 11 to the financial statements included in this report.

Provision for Income Taxes

We recorded a provision for income tax expense of $2.3 million in Q2-12 on pre-tax income of $5.1 million, compared to income tax expense of $2.3 million on a pre-tax income of $5.2 million in Q2-11. Our effective income tax rate (inclusive of state and local taxes) was approximately 46% in Q2-12 and 45% in Q2-11. Income tax expense for both periods reflects the partial utilization of our deferred tax asset.

For additional information on our deferred tax asset, a large portion of which is attributable to a net operating loss carryforward, see note 12 to the financial statements included in this report.

Comparison of Results of Operations for the Six-Months Ended June 30, 2012 and 2011

Overview

We reported net earnings available to common stockholders for the six-months ended June 30, 2012 (“6mths-12”) of $5.1 million or $0.24 per diluted share, compared to net earnings of $4.2 million, or $0.20 per diluted share, for the six-months ended June 30, 2011 (“6mths-11”) The results and per share amounts reported for both periods were net of $0.9 million of preferred dividend requirements related to IBC’s outstanding preferred stock held by the U.S. Treasury.

Net earnings for 6mths-12 increased by $0.9 million over 6mths-11 due to the following: a $2.1 million decrease in the total provision for loan and real estate losses; a $1.2 million increase in noninterest income; and a $0.2 million decrease in operating expenses, partially offset by a $1.6 million decrease in net interest and dividend income and a $1.0 million increase in income tax expense.

Selected information regarding our results of operations follows:

	For the Six-Months Ended,
($ in thousands)	June 30, 2012	June 30, 2011
Interest and dividend income	$40,404	$47,511
Interest expense	20,741	26,287

Net interest and dividend income	19,663	21,224
Provision for loan losses	—	2,787
Noninterest income	2,531	1,330
Noninterest expenses:
Provision for real estate losses	1,908	1,278
Real estate activities expenses	939	879
Operating expenses	8,313	8,509

Earnings before income taxes	11,034	9,101
Provision for income taxes	5,020	4,062

Net earnings	6,014	5,039
Less: preferred dividend requirements and discount amortization (1)	892	855

Net earnings available to common stockholders	$5,122	$4,184

(1)	Represents dividend requirements on cumulative preferred stock held by the U.S. Treasury and amortization of related preferred stock discount. See note 10 to the financial statements in this report on Form 10-Q.

Net Interest and Dividend Income

Net interest and dividend income is our primary source of earnings as indicated in the section entitled “Comparison of Results of Operations for the Quarters Ended June 30, 2012 and 2011” under the caption “Net Interest and Dividend Income.”

Our net interest and dividend income (detailed in the table that follows on the next page) decreased by $1.6 million to $19.7 million in 6mths-12 from $21.2 million in 6mths-11. In 6mths-12, our total average interest-earning assets decreased by $150 million from 6mths-11, reflecting a $146 million decrease in average loans and a $4 million net decrease in average security and overnight investments. At the same time, average deposits and borrowed funds decreased by $121 million and $12 million, respectively, while average stockholders’ equity increased by $12 million. The net reduction in the balance sheet positively impacted our regulatory capital ratios, but negatively impacted our net interest income.

Our net interest margin was unchanged at 2.19% in 6mths-12 compared to 6mths-11 as a $17 million decrease in net average interest-earning assets (due to a higher level of cash on hand) was offset by a slight increase in our interest rate spread. Overall, our average cost of funds decreased by 44 basis points to 2.50% in 6mths-12, from 2.94% in 6mths-11, while our average yield on earning assets decreased at a slower pace by 40 basis points to 4.51% in 6mths-12, from 4.91% in 6mths-11.

The reasons for the changes described above are the same as those noted for the quarterly period. See the section “Liquidity and Capital Resources” in this report for additional discussion on our deposits, borrowings and brokered CDs.

The following table provides information for the periods indicated, the contents of which are described above in a similar table in the section entitled “Comparison of Results of Operations for the Quarters Ended June 30, 2012 and 2011” under the caption “Net Interest and Dividend Income.”

	For the Six-Months Ended,
	June 30, 2012			June 30, 2011
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Commercial real estate loans	$868,286	$26,929	6.24%	$924,887	$29,783	6.49%
Multifamily loans	281,029	8,494	6.08	368,882	11,793	6.45
Land loans	11,079	379	6.88	12,344	436	7.12
All other loans	1,924	49	5.12	1,991	52	5.27

Total loans (1)	1,162,318	35,851	6.20	1,308,104	42,064	6.48

U.S. government agencies securities	586,945	4,019	1.38	613,587	5,141	1.69
Residential mortgage-backed securities	32,646	228	1.40	—	—	—
State and municipal securities	88	1	1.28	—	—	—
Corporate securities	4,300	34	1.59	4,528	8	0.36
FRB and FHLB stock	8,850	254	5.77	9,729	286	5.93

Total securities	632,829	4,536	1.44	627,844	5,435	1.75

Other interest-earning assets	7,368	17	0.46	16,774	12	0.14

Total interest-earning assets	1,802,515	$40,404	4.51%	1,952,722	$47,511	4.91%

Noninterest-earning assets	113,895			84,901

Total assets	$1,916,410			$2,037,623

Interest-bearing liabilities:
Interest checking deposits	$12,546	$36	0.58%	$10,441	$42	0.81%
Savings deposits	9,204	20	0.44	9,476	30	0.64
Money market deposits	434,378	1,264	0.59	427,988	1,946	0.92
Certificates of deposit	1,145,041	18,240	3.20	1,274,320	22,688	3.59

Total deposit accounts	1,601,169	19,560	2.46	1,722,225	24,706	2.89

FHLB advances	12,077	255	4.25	23,710	482	4.10
Debentures—capital securities	56,702	926	3.28	56,702	1,098	3.90
Mortgage note payable	—	—	—	43	1	4.69

Total borrowed funds	68,779	1,181	3.45	80,455	1,581	3.96

Total interest-bearing liabilities	$1,669,948	$20,741	2.50%	$1,802,680	$26,287	2.94%

Noninterest-bearing deposits	4,427			4,288
Noninterest-bearing liabilities	41,716			42,741
Preferred stockholder’s equity	24,325			23,949
Common stockholders’ equity	175,994			163,965

Total stockholders’ equity	200,319			187,914

Total liabilities and stockholders’ equity	$1,916,410			$2,037,623

Net interest and dividend income/spread		$19,663	2.01%		$21,224	1.97%

Net interest-earning assets/margin (3)	$132,567		2.19%	$150,042		2.19%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.08			1.08
Other Ratios:
Return on average assets (2)	0.63%			0.49%
Return on average common equity (2)	6.83%			6.15%
Return on total average equity (2)	6.00%			5.36%
Noninterest expense to average assets (2) (5)	0.87%			0.84%
Efficiency ratio (4)	37%			38%
Average stockholders’ equity to average assets	10.45%			9.22%

(1)	Includes average nonaccrual loans of $56.1 million in the 2012 period versus $53.0 million in the 2011 period. Total interest income not accrued on such loans and excluded from the table totaled $0.3 million in the 2012 period and $0.6 million in the 2011 period.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.41% and 2.24% for the 2012 and 2011 period, respectively.
(4)	Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate activities expenses) as a percentage of net interest and dividend income plus noninterest income.
(5)	Noninterest expenses for this ratio exclude real estate activities expenses.

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

	For the Six-Months Ended June 30, 2012 vs. June 30, 2011
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(1,854)	$(4,717)	$358	$(6,213)
Securities	(931)	(251)	283	(899)
Other interest-earning assets	27	(7)	(15)	5

Total interest-earning assets	(2,758)	(4,975)	626	(7,107)

Interest-bearing liabilities:
Interest checking deposits	(12)	9	(3)	(6)
Savings deposits	(9)	(1)	—	(10)
Money market deposits	(706)	29	(5)	(682)
Certificates of deposit	(2,485)	(2,321)	358	(4,448)

Total deposit accounts	(3,212)	(2,284)	350	(5,146)

Total borrowed funds	(159)	(239)	(2)	(400)

Total interest-bearing liabilities	(3,371)	(2,523)	348	(5,546)

Net change in interest and dividend income	$613	$(2,452)	$278	$(1,561)

Provision for Loan Losses

There was no provision for loan losses in 6mths-12, compared to a provision of $2.8 million in 6mths-11. The decrease was based on our review of the adequacy of the allowance for loan losses and was primarily attributable to fewer loans outstanding and fewer credit rating downgrades in 6mths-12 compared to 6mths-11. A detailed discussion of the factors and estimates we use in determining the adequacy of the allowance for loan losses can be found under the caption “Critical Accounting Policies” on pages 46 to 51 in our 2011 10-K.

Noninterest Income

Noninterest income increased to $2.5 million in 6mths-12 from $1.3 million in 6mths-11, primarily due to a $1.5 million increase in income from loan prepayments, which consists of the full recognition of any unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases, partially offset by a 0.3 million decrease in income from other mortgage related service fees.

Noninterest Expenses

The provision for real estate losses amounted to $1.9 million in 6mths-12, compared to $1.3 million in 6mths-11. The provisions are a function of lower estimated values on several properties we own through foreclosure. See the section entitled “Nonperforming Assets and Troubled Debt Restructured Loans (TDRs),” for a list of all real estate owned and related information thereon and an explanation on how the provision is derived.

Real estate activities expenses for 6mths-12 were $0.9 million, nearly unchanged from 6mths-11, primarily reflecting the same level of real estate owned during the periods. Real estate activities expenses are comprised of real estate taxes, insurance, utilities and other charges (net of any rental income earned from the operation of the property) that are required in protecting our interest in real estate acquired through foreclosure and various properties collateralizing our nonaccrual loans.

Operating expenses decreased to $8.3 million in 6mths-12 from $8.5 million in 6mths-11, reflecting primarily a $0.8 million decrease in FDIC deposit insurance premiums, partially offset by a $0.6 million aggregate increase in salaries, benefits and stock compensation expense, including the impact of several new officer positions during 2012. Stock compensation expense in 6mths-12 amounted to $576,000, compared to $155,000 in 6mths-11. See the section entitled “Comparison of Results of Operations for the Quarters Ended June 30, 2012 and 2011” under the caption “Noninterest Expenses” and note 11 to the financial statements included in this report for a further discussion of the reasons for the changes in these categories of operating expenses.

Provision for Income Taxes

We recorded a provision for income tax expense of $5.0 million in 6mths-12 on pre-tax income of $11.0 million, compared to income tax expense of $4.1 million on a pre-tax income of $9.1 million in 6mths-11. Our effective income tax rate (inclusive of state and local taxes) was approximately 46% in 6mths-12 and 45% in 6mths-11. Income tax expense for both periods reflects the partial utilization of our deferred tax asset. For additional information on our deferred tax asset, a large portion of which is attributable to a net operating loss carryforward, see note 12 to the financial statements included in this report.

Off-Balance Sheet and Other Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financing needs of our customers. For a further information on and discussion of these instruments, see note 14 to the financial statements included in this report.

Liquidity and Capital Resources

General. The following discussion serves as an update to the section “Liquidity and Capital Resources” beginning on page 65 of our 2011 10-K, and should be read in conjunction with that discussion. For detail concerning our actual cash flows for the six-months ended June 30, 2012, see the condensed consolidated statements of cash flows included in this report.

Intervest National Bank. At June 30, 2012, INB had cash and short-term investments totaling $120 million and approved commitments to lend of $25 million (which excludes an additional $53 million of potential new loan commitments that were in process as of June 30, 2012), most of which are anticipated to be funded over the next 12 months from the sources of funds described below.

Credit lines. At June 30, 2012, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $571 million from the FHLB and FRB, and INB also had access to overnight unsecured lines of credit totaling $30 million. This total borrowing capacity of $601 million represents a decrease of $160 million from December 31, 2011, due to a lower level of outstanding security investments. At June 30, 2012, INB’s secured lines of credit represented approximately 62% of INB’s deposits that are considered sensitive (money-market accounts and all certificate of deposit accounts (CDs), inclusive of brokered CDs, maturing within one year). In the event that any of INB’s existing lines of credit were not accessible or were limited, INB could designate all or a portion of its un-pledged U.S. government agency investment securities portfolio as available for sale and sell such securities as needed to provide liquidity.

Deposits. In the first half of 2012, INB experienced net deposit outflow of $108 million, primarily attributable to the repayment of $17 million of maturing brokered deposits and $91 million of other maturing CDs. INB has steadily lowered its overall deposit rates offered for its deposit products since early 2010 to encourage deposit outflow and reduce the overall size of its balance sheet. Depending on market conditions and available lending opportunities, INB may decrease the size of its balance sheet further in the near term. INB’s total deposits may decrease further from the expected repayment of its maturing brokered deposits and from the potential effects of deposit rate restrictions that have been imposed on INB as a result of its Formal Agreement with its primary regulator. These restrictions (described below) may negatively impact INB’s ability to offer competitive deposit rates in its primary deposit-gathering market areas.

INB is required (in the absence of obtaining a waiver from the FDIC) to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC. Furthermore, INB is also not allowed to accept, renew or rollover brokered deposits without the prior approval of the OCC, its primary regulator. INB has not accessed the brokered deposit market since September 2009. INB expects to fund any additional deposit outflow through a portion of the cash flows from the repayments of loans and/or expected calls of its agency security investments. INB’s current objective is to maintain its deposit rates at levels that are in compliance with its deposit rate restrictions while attempting to promote a stable deposit base that can be adjusted to meet its cash flow needs. INB has historically targeted its loan-to-deposit ratio in a range from 75% to 85%. This ratio, which stood at 70% as of June 30, 2012, has been affected by current market conditions, which have caused loan payoffs and principal repayments to exceed new loan originations.

Total consolidated deposits decreased to $1.55 billion at June 30, 2012, from $1.66 billion at December 31, 2011, primarily reflecting a $102 million decrease in CD accounts. At June 30, 2012, CDs totaled $1.10 billion, and checking, savings and money market accounts aggregated to $457 million. CDs represented 71% of total deposits and CDs of $100,000 or more totaled $551 million and included $111 million of brokered deposits. Brokered deposits had a weighted-average remaining term and stated interest rate of 1.7 years and 4.93%, respectively, at June 30, 2012, and $41 million mature by June 30, 2013. At June 30, 2012, $485 million, or 44%, of total CDs (inclusive of brokered deposits) mature within one year. INB expects to repay its brokered deposits as they mature and to retain or replace a significant portion of its remaining maturing CDs, although no assurance can be given that the deposit restrictions discussed above will not negatively impact INB’s ability to retain or attract deposits in the future.

Loans and Securities. At June 30, 2012, INB had $174 million of its loan portfolio (excluding nonaccrual loans) scheduled to mature within one year. INB expects to extend or refinance a portion of these maturing loans. Additionally, over the next twelve months, $373 million of INB’s security investments could potentially be called if interest rates remain at or near current levels. Absent a need for these cash inflows, a portion is expected to be reinvested into similar securities, with potentially lower market rates.

Borrowed Funds. In the first quarter of 2012, INB repaid $7.0 million of its maturing FHLB advances. At June 30, 2012, INB had $10.5 million of FHLB advances outstanding, of which $3.5 million mature in 2012 and $7.0 million mature in 2013. INB expects to have the flexibility to either repay or replace its outstanding borrowings as they mature from the sources of funds described above.

Capital Resources. As discussed in note 15 to the financial statements included in this report, at June 30, 2012, INB’s regulatory capital ratios exceeded its current minimum requirements and INB does not expect to need additional capital over the next twelve months. INB’s regulatory capital ratios at June 30, 2012 were as follows: Tier One Leverage—12.40%; Tier One Risk-Based—17.79%; and Total Risk-Based Capital—19.05%; well above its minimum requirements of 9%, 10% and 12%, respectively. Tier 1 capital amounted to $230 million and was $63 million in excess of the required minimum for the Tier One Leverage ratio.

Intervest Bancshares Corporation. At June 30, 2012, IBC had cash and short-term investments totaling $8.3 million, of which $8.0 million was available for use (inclusive of $6.3 million on deposit with INB). At June 30, 2012, IBC had undeclared and unpaid preferred (TARP) dividends in arrears of $3.5 million and accrued and unpaid interest of $5.3 million on its outstanding debt, which is in the form of trust preferred securities.

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

Capital Resources. As discussed in note 15 to the financial statements included in this report, IBC’s regulatory capital ratios at June 30, 2012 exceeded its current minimum requirements and IBC does not expect to need additional capital over the next twelve months.

TARP. As a result of our increased capital levels, we have begun exploring opportunities to repurchase our securities held by the U.S. Treasury as part of the Capital Purchase Program. Any repurchase would require regulatory approvals from both the OCC and the FRB. We would also need to repay accrued but unpaid interest on our junior subordinated debentures as well as accrued but unpaid dividends on our Series A preferred stock held by the Treasury in connection with the repurchase. Because IBC’s main source of funds to take the foregoing actions would be a cash dividend from INB, these actions would require the approval of both INB’s primary regulator, the OCC, and IBC’s primary regulator, the FRB. There can be no assurance that we will receive the required approvals.

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

Contractual Obligations

The table below summarizes our contractual obligations as of June 30, 2012.

		Amounts Due In the Period
($ in thousands)	Total	Jul 1 to Dec 31, 2012	2013 and 2014	2015 and 2016	2017 and Later
Deposits with stated maturities	$1,097,475	$273,780	$630,238	$130,625	$62,832
Deposits with no stated maturities	457,140	457,140	—	—	—
Subordinated debentures—capital securities	56,702	—	—	—	56,702
Unfunded loan commitments and lines of credit (1)	25,609	25,609	—	—	—
Mortgage escrow payable and official checks outstanding	25,426	25,426	—	—	—
Operating lease payments	17,045	746	2,856	2,849	10,594
FHLB advances	10,500	3,500	7,000	—	—
Accrued interest payable on all borrowed funds (3)	5,326	5,326	—	—	—
Preferred cumulative dividends unpaid and in arrears (3)	3,484	3,484	—	—	—
Accrued interest payable on deposits	3,241	3,241	—	—	—
Preferred cumulative dividends (2)	1,875	625	1,250	—	—
Death benefit payments	586	148	438	—	—

	$1,704,409	$799,025	$641,782	$133,474	$130,128

(1)	Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
(2)	Assumes $25 million of cumulative preferred stock will be outstanding through December 2013 with a dividend rate of 5% per year.
(3)	Assumes dividends in arrears and accrued interest payable on TRUPs will be repaid by December 31, 2012.

Regulatory Capital and Other Matters

IBC and INB are subject to various regulatory capital requirements and each is operating under a formal agreement with its primary regulator as discussed in more detail in the section “Supervision and Regulation” in Item 1 “Business” in our 2011 10-K and in note 20 to the financial statements included in our 2011 10-K, and in note 15 to the financial statements included in this report on Form 10-Q.

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

At June 30, 2012, the gap analysis that follows indicated that our interest-bearing liabilities that were scheduled to mature or reprice within one-year exceeded our interest-earning assets that were scheduled to mature or reprice within one-year. This one-year interest rate sensitivity gap amounted to a negative $272 million, or a negative 14.6% of total assets, at June 30, 2012. As a result of the negative one-year gap, the composition of our balance sheet at June 30, 2012 was considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

The table below summarizes our interest-earning assets and interest-bearing liabilities as of June 30, 2012, that are scheduled to mature or reprice within the periods shown.

	0-3	4-12	Over 1-5	Over 5
($ in thousands)	Months	Months	Years	Years	Total
Loans (1)	$132,180	$179,910	$645,460	$133,123	$1,090,673
Loans—performing nonaccrual TDRs (1)	4,158	28,465	6,363	—	38,986
Securities held to maturity (2)	135,171	244,617	137,524	13,523	530,835
Short-term investments	6,398	—	—	—	6,398
FRB and FHLB stock	2,776	—	—	5,829	8,605
Interest-earning time deposits with banks	—	—	1,470	—	1,470

Total rate-sensitive assets	$280,683	$452,992	$790,817	$152,475	$1,676,967

Deposit accounts (3):
Interest checking deposits	$13,355	$—	$—	$—	$13,355
Savings deposits	9,129	—	—	—	9,129
Money market deposits	430,022	—	—	—	430,022
Certificates of deposit	169,992	314,894	590,108	22,481	1,097,475

Total deposits	622,498	314,894	590,108	22,481	1,549,981

FHLB advances (1)	3,500	3,000	4,000	—	10,500
Subordinated debentures- capital securities (1)	56,702	—	—	—	56,702
Accrued interest on all borrowed funds (1)	5,326	—	—	—	5,326

Total borrowed funds	65,528	3,000	4,000	—	72,528

Total rate-sensitive liabilities	$688,026	$317,894	$594,108	$22,481	$1,622,509

GAP (repricing differences)	$(407,343)	$135,098	$196,709	$129,994	$54,458

Cumulative GAP	$(407,343)	$(272,245)	$(75,536)	$54,458	$54,458

Cumulative GAP to total assets	(21.9)%	(14.6)%	(4.1)%	2.9%	2.9%

Significant assumptions used in preparing the gap table above follow:

(1)	Floating-rate loans, loans with predetermined rate increases and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and borrowings are scheduled according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $11.6 million are also excluded from the table.

(2)	Securities are scheduled according to the earlier of their next callable date or the date on which the interest rate on the security is scheduled to change. Nearly all have predetermined interest rate increases or “steps up” to a specified rate on one or more predetermined dates. Generally, the security becomes eligible for redemption by the issuer at the date of the first scheduled step-up. The net carrying value ($4.2 million) of corporate securities that are on a cash basis of accounting are excluded from the table.

(3)	Interest checking, savings and money market deposits are regarded as 100% readily accessible withdrawable accounts and certificates of deposit are scheduled according to their contractual maturity dates. This assumption contributes significantly to the liability sensitive position reported per the one-year gap analysis. However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by INB did not change as quickly and uniformly as changes in general market rates.

Based on our recent analysis of the earnings simulation model described earlier, the one year risk to our net interest and dividend income (from a base case net interest and dividend income of $37.9 million) would be a negative 0.09% for a 100 basis point rate decrease shock and a negative 1.06% for a 200 basis point rate increase shock, while the two-year cumulative risk to our net interest and dividend income (from a base case cumulative net interest and dividend income of $80.0 million) would be a negative 2.33% for a 100 basis point rate decrease shock and a negative 2.14% for a 200 basis point rate increase shock. The model covers a 24 month horizon and assumes interest rate changes are gradually ramped up or down over a 12 month horizon using various assumptions based upon a parallel yield curve shift and subsequently sustained at those levels for the remainder of the simulation horizon. For determining the assumed rates offered on our deposit accounts in the model, we use internally developed beta factors that utilize historical data based on a five-year look-back period.

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

ITEM 4. Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that as of June 30, 2012, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

This item requires disclosure of any new or material changes to our risk factors disclosed in our 2011 10-K, where such factors are discussed on pages 31 through 39. There were no material changes to the risk factors during the quarter ended June 30, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3. Defaults Upon Senior Securities

As required by its primary regulator, in February 2010, IBC deferred regularly scheduled interest payments on its outstanding $55 million of junior subordinated notes relating to its trust preferred securities and suspended cash dividend payments on its Series A Preferred Stock held by the U.S. Treasury under the TARP Capital Purchase Program. The deferral of the interest payments does not constitute a default under the indenture governing the trust preferred securities. During the deferral period, interest will continue to accrue on the junior subordinated notes at the stated coupon rate, including on the deferred interest. At June 30, 2012, IBC had accrued and owing a total of $5.3 million of interest payments on the junior subordinated notes.

Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date. At June 30, 2012, IBC had undeclared and unpaid preferred stock dividends in arrears of $3.5 million. Because IBC missed the sixth dividend payment in the second quarter of 2011, the Treasury has the right to appoint two directors to IBC’s board of directors until all accrued but unpaid dividends have been paid. As reported on Form 8-K filed on March 28, 2012, on March 23, 2012, the Treasury appointed one director to IBC’s Board of Directors.

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

The information called for by this item is incorporated by reference to the Exhibit Index included in this Quarterly Report on Form 10-Q, immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION (Registrant)

Date: August 8, 2012	By:	/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2012	By:	/s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer (Principal Financial Officer)

Intervest Bancshares Corporation and Subsidiaries

Exhibit Index

The following exhibits are filed as part of this report.

Exhibit #	Exhibit Description

3.1	Restated Certificate of Incorporation, effective May 24, 2012 (incorporated herein by reference to Exhibit 3.1 to Intervest Bancshares Corporation’s Current Report on Form 8-K filed on May 25, 2012.

31.0	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.1	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.0	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.0	The following materials from Intervest Bancshares Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Earnings; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related financial statement footnotes. **

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.