Form 10-Q
period 2012-09-30
INTERVEST BANCSHARES CORP
filed 2012-11-05
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

As of October 31, 2012, there were 21,589,589 shares of common stock, $1.00 par value per share, outstanding.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARIES

September 30, 2012 FORM 10-Q

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

PART 1. FINANCIAL INFORMATION - ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At September 30, 2012	At December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$89,131	$22,992
Federal funds sold and other short-term investments	5,137	6,871

Total cash and cash equivalents	94,268	29,863

Time deposits with banks	3,670	1,470
Securities held to maturity, net (estimated fair value of $438,710 and $698,804, respectively)	440,002	700,444
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	8,457	9,249
Loans receivable (net of allowance for loan losses of $28,382 and $30,415, respectively)	1,126,789	1,133,375
Accrued interest receivable	6,117	7,216
Loan fees receivable	3,433	4,188
Premises and equipment, net	3,919	4,104
Foreclosed real estate (net of valuation allowance of $5,328 and $6,037, respectively)	21,858	28,278
Deferred income tax asset	31,992	38,836
Other assets	11,375	12,517

Total assets	$1,751,880	$1,969,540

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$4,546	$4,702
Interest-bearing deposit accounts:
Checking (NOW) accounts	13,069	9,915
Savings accounts	9,074	9,505
Money market accounts	416,095	438,731
Certificate of deposit accounts	989,425	1,199,171

Total deposit accounts	1,432,209	1,662,024

Borrowed funds:
Federal Home Loan Bank advances	7,000	17,500
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	5,785	4,404

Total borrowed funds	69,487	78,606

Accrued interest payable on deposits	1,967	3,676
Mortgage escrow funds payable	27,916	19,670
Other liabilities	13,193	8,033

Total liabilities	1,544,772	1,772,009

STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 issued and outstanding)	25	25
Additional paid-in-capital, preferred	24,975	24,975
Preferred stock discount	(472)	(762)
Common stock ($1.00 par value; 62,000,000 shares authorized; 21,589,589 and 21,125,289 issued and outstanding, respectively)	21,590	21,125
Additional paid-in-capital, common	85,708	84,765
Unearned compensation on restricted common stock awards	(1,006)	(483)
Retained earnings	76,288	67,886

Total stockholders’ equity	207,108	197,531

Total liabilities and stockholders’ equity	$1,751,880	$1,969,540

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands, except per share data)	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Loans receivable	$17,351	$19,912	$53,202	$61,976
Securities	1,719	3,246	6,255	8,681
Other interest-earning assets	12	2	29	14

Total interest and dividend income	19,082	23,160	59,486	70,671

INTEREST EXPENSE
Deposits	8,654	11,978	28,214	36,684
Subordinated debentures - capital securities	466	531	1,392	1,629
FHLB advances and all other borrowed funds	103	220	358	703

Total interest expense	9,223	12,729	29,964	39,016

Net interest and dividend income	9,859	10,431	29,522	31,655
Provision for loan losses	—	2,191	—	4,978

Net interest and dividend income after provision for loan losses	9,859	8,240	29,522	26,677

NONINTEREST INCOME
Income from the early repayment of mortgage loans	765	1,575	2,730	2,018
Income from mortgage lending activities	332	437	793	1,155
Customer service fees	90	88	352	317
Impairment writedowns on investment securities	—	(96)	(157)	(201)
All other	—	—	—	45

Total noninterest income	1,187	2,004	3,718	3,334

NONINTEREST EXPENSES
Salaries and employee benefits	2,122	1,749	6,271	5,226
Occupancy and equipment, net	523	427	1,566	1,264
Data processing	83	111	284	329
Professional fees and services	370	427	1,129	1,336
Stationery, printing, supplies, postage and delivery	78	65	200	198
FDIC insurance	581	327	1,816	2,405
General insurance	143	139	433	417
Director and committee fees	103	96	317	316
Advertising and promotion	5	5	12	20
Real estate activities expense	883	121	1,822	1,000
Provision for real estate losses	1,025	701	2,933	1,979
All other	152	232	445	576

Total noninterest expenses	6,068	4,400	17,228	15,066

Earnings before income taxes	4,978	5,844	16,012	14,945
Provision for income taxes	2,300	2,771	7,320	6,833

Net earnings	2,678	3,073	8,692	8,112
Preferred stock dividend requirements and discount amortization	(453)	(435)	(1,345)	(1,290)

Net earnings available to common stockholders	$2,225	$2,638	$7,347	$6,822

Basic earnings per common share	$0.10	$0.12	$0.34	$0.32
Diluted earnings per common share	$0.10	$0.12	$0.34	$0.32
Cash dividends per common share	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine-Months Ended September 30,
	2012		2011
($ in thousands)	Shares	Amount	Shares	Amount
PREFERRED STOCK

Balance at beginning and end of period	25,000	$25	25,000	$25

ADDITIONAL PAID-IN-CAPITAL, PREFERRED

Balance at beginning and end of period		24,975		24,975

PREFERRED STOCK DISCOUNT
Balance at beginning of period		(762)		(1,148)
Amortization of preferred stock discount		290		289

Balance at end of period		(472)		(859)

COMMON STOCK
Balance at beginning of period	21,125,289	21,125	21,126,489	21,126
Issuance of 465,400 shares of restricted stock to employees/directors	465,400	466	—	—
Issuance of 100 shares upon exercise of common stock option	100	—	—	—
Forfeitures of 1,200 shares of restricted stock	(1,200)	(1)	—	—

Balance at end of period	21,589,589	21,590	21,126,489	21,126

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		84,765		84,705
Issuance of 465,400 shares of restricted stock to employees/directors		884		—
Forfeitures of 1,200 shares of restricted stock		(2)		—
Compensation expense related to grants of stock options		61		45

Balance at end of period		85,708		84,750

UNEARNED COMPENSATION - RESTRICTED STOCK
Balance at beginning of period		(483)		(749)
Issuance of 465,400 shares of restricted common stock to employees/directors		(1,350)		—
Amortization of unearned compensation to compensation expense		827		188

Balance at end of period		(1,006)		(561)

RETAINED EARNINGS
Balance at beginning of period		67,886		57,026
Net earnings		8,692		8,112
Preferred stock discount amortization		(290)		(289)

Balance at end of period		76,288		64,849

Total stockholders’ equity at end of period	21,614,589	$207,108	21,151,489	$194,305

Preferred stockholder’s equity	25,000	$24,528	25,000	$24,141
Common stockholders’ equity	21,589,589	182,580	21,126,489	170,164

Total stockholders’ equity at end of period	21,614,589	$207,108	21,151,489	$194,305

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Months Ended September 30,
($ in thousands)	2012	2011
OPERATING ACTIVITIES
Net earnings	$8,692	$8,112
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	260	271
Provisions for loan and real estate losses	2,933	6,957
Deferred income tax expense	6,844	5,997
Compensation expense related to grants of common stock and options	885	233
Amortization of deferred debenture offering costs	28	28
Amortization of premiums (accretion) of discounts and deferred loan fees, net	299	(1,104)
Net gain from sale of premises and equipment	—	(44)
Net gain from sale/transfer of foreclosed real estate	—	(189)
Impairment writedowns on investment securities	157	201
Net increase in accrued interest payable on debentures	1,406	1,651
Net increase (decrease) in official checks outstanding	5,385	(544)
Net decrease in loan fees receivable	755	965
Net change in all other assets and liabilities	1,842	13,381

Net cash provided by operating activities	29,486	35,915

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	501,870	562,638
Purchases of securities held to maturity	(243,486)	(627,721)
Purchases of interest-earning time deposits with banks	(2,200)	—
Redemptions of FRB and FHLB stock, net	792	413
Repayments of loans receivable, net	6,543	129,936
Proceeds from sales of foreclosed real estate	3,544	—
Proceeds from sales of premises	—	379
Purchases of premises and equipment	(75)	(166)

Net cash provided by investing activities	266,988	65,479

FINANCING ACTIVITIES
Net decrease in deposits	(229,815)	(88,080)
Net increase in mortgage escrow funds payable	8,246	7,721
Net decrease in FHLB advances - original terms of more than 3 months	(10,500)	(8,000)
Principal repayments of mortgage note payable	—	(148)

Net cash used in financing activities	(232,069)	(88,507)

Net increase in cash and cash equivalents	64,405	12,887
Cash and cash equivalents at beginning of period	29,863	23,911

Cash and cash equivalents at end of period	$94,268	$36,798

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$30,264	$39,329
Cash paid (received) for income taxes, net	733	(10,559)
Loans transferred to foreclosed real estate	1,457	1,731
Loans originated to finance sales of foreclosed real estate	1,400	—
Preferred stock dividend requirements and amortization of related discount	1,345	1,290

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

Summary of Significant Accounting Policies

Our accounting and reporting policies conform to GAAP and general practices within the banking industry and are consistent with those described in note 1 to the financial statements included in our 2011 10-K, as updated by the information in this Form 10-Q.

Allowance for Loan Losses and Loan Chargeoffs

The allowance for loan losses, which also includes a valuation allowance for impaired loans, is netted against loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated at least quarterly with consideration given to our historical lending loss rate for each major loan type (exclusive of the impact of any transaction that is unusual and deemed not reflective of normal charge-off history), which rate is then adjusted either upward or downward based on a review of the following qualitative factors and their estimated impact to the historical loss rate: the nature and size of our loan portfolio; overall portfolio quality; loan concentrations by type and location of the collateral property; specific problem loans and estimates of fair value of the related collateral; historical chargeoffs and recoveries; trends in nonaccrual loans; adverse situations which may affect the borrowers’ ability to repay; our perception of the current and anticipated economic conditions in our lending areas as well as national economic conditions; trends in our loan volume and associated terms; changes in our risk selection, underwriting standards, and policies and procedures in making new loans; the experience, ability and depth of our lending staff; and for the current evaluation of collateral value.

We fully or partially charge off a loan when such amount has been deemed uncollectible and confirmed as a loss. In the case of impaired collateral dependent loans, we normally charge-off the portion of the loan’s recorded investment that exceeds the appraised value (net of estimated selling costs) of its underlying collateral. The remaining portion of the valuation allowance that we have provided and maintain on all of our impaired loans for the difference between the net appraised value and our internal estimate of fair value of the collateral is charged off only when such amount has been confirmed as a loss, either through the receipt of future appraisals or through our quarterly evaluation of the factors described below.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Principles of Consolidation, Basis of Presentation, Use of Estimates and Summary of Significant Accounting Policies, Continued

Consistent with regulatory guidance, we normally maintain a specific valuation allowance on each of our impaired loans. We believe it is prudent to do so because the process of estimating real estate values is imprecise and subject to changing market conditions which could cause fluctuations in estimated values. Estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in any of the market assumptions could cause fair value estimates to deviate substantially. Furthermore, commercial real estate markets and national and local economic conditions remain weak; unemployment rates and vacancy rates in retail and office properties continue to be high; and the timing of the resolution of impaired loans in many cases remains uncertain, which increases the negative impact to the portfolio from further declines in real estate values.

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

We estimate the fair value of the properties that collateralize our impaired loans based on a variety of information, including third party appraisals and our management’s judgment of other factors. Our internal policy is to obtain externally prepared appraisals (or in limited cases indications of value from licensed appraisers or local real estate brokers): for all impaired loans; for restructured or renewed loans; upon classification or downgrade of a loan; upon accepting a deed in lieu of foreclosure; upon transfer of a loan to foreclosed real estate; and at least annually thereafter for all of our impaired and substandard rated loans and real estate owned through foreclosure.

In addition to obtaining appraisals, we also consider the knowledge and experience of our two senior lending officers (our Chairman and our President) and our Chief Credit Officer related to values of properties in our geographical market areas. These officers take into account various information, including: local and national real estate market data provided by third parties; the consideration of the type, condition, location and occupancy of the specific collateral property as well as the current economic conditions and demand for the specific property in the area the property is located in assessing our internal estimates of fair value.

Our regulators, as an integral part of their examination process, also periodically review our allowances for loan and real estate losses. Accordingly, we may be required to take chargeoffs and/or recognize additions to these allowances based on the regulators’ judgment concerning information available to them during their examination. There were no changes to our methodology for the allowance for loan loss during the nine-months ended September 30, 2012.

Impaired Loans

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities Held to Maturity

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Expected Life	Wtd-Avg Remaining Maturity
At September 30, 2012
U.S. government agencies (1)	155	$346,572	$1,518	$13	$348,077	1.17%	0.6 Yrs	4.3 Yrs
Residential mortgage-backed (2)	46	88,675	961	17	89,619	1.87%	3.2 Yrs	17.9 Yrs
State and municipal	1	534	—	1	533	1.25%	4.5 Yrs	4.5 Yrs
Corporate (3)	8	4,221	—	3,740	481	2.17%	20.5 Yrs	21.2 Yrs

	210	$440,002	$2,479	$3,771	$438,710	1.32%	1.3 Yrs	7.2 Yrs

At December 31, 2011
U.S. government agencies (1)	345	$696,066	$2,381	$153	$698,294	1.38%	1.2 Yrs	4.8 Yrs
Corporate (3)	8	4,378	—	3,868	510	2.09%	21.9 Yrs	21.9 Yrs

	353	$700,444	$2,381	$4,021	$698,804	1.39%	1.2 Yrs	5.0 Yrs

(1)	Consist of debt obligations of U.S. government sponsored agencies (GSEs) - FHLB, FNMA, FHLMC or FFCB. GSEs are federally chartered corporations privately owned by shareholders. GSE securities carry no explicit U.S. government guarantee of creditworthiness. Neither principal nor interest payments are guaranteed by the U.S. government nor do they not constitute a debt or obligation of the U.S. government or any of its agencies or instrumentalities other than the applicable GSE. In September 2008, FNMA and FHLMC were placed under U.S. government conservatorship.
(2)	Consist of $19.9 million of Government National Mortgage Association (GNMA) pass-through certificates and $68.8 million of Federal National Mortgage Association (FNMA) participation certificates. The GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the U.S. government while the FNMA certificates have an implied guarantee by such agency as to principal and interest payments.
(3)	Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry. Amortized cost at September 30, 2012 and December 31, 2011 is reported net of other than temporary impairment charges of $3.8 million and $3.7 million, respectively.

The estimated fair values of securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

($ in thousands)	Number of Securities	Less Than Twelve Months		Twelve Months or Longer		Total
		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At September 30, 2012
U.S. government agencies	5	$8,655	$13	$—	$—	$8,655	$13
Residential mortgage-backed	1	1,526	17	—	—	1,526	17
State and municipal	1	533	1	—	—	533	1
Corporate	8	—	—	481	3,740	481	3,740

	15	$10,714	$31	$481	$3,740	$11,195	$3,771

At December 31, 2011
U.S. government agencies	49	$100,058	$153	$—	$—	$100,058	$153
Corporate	8	—	—	510	3,868	510	3,868

	57	$100,058	$153	$510	$3,868	$100,568	$4,021

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities Held To Maturity, Continued

INB also owns trust preferred securities that are also classified as held to maturity. The investments in these debt securities represent beneficial interests in securitized financial assets that have contractual cash flows. They consist of mezzanine-class, variable-rate (indexed to 3 month libor) pooled trust preferred securities backed by debt obligations of companies in the banking industry. At the time of purchase, these securities were investment grade rated. The current estimated fair values of these securities are depressed due to various reasons, including the weak economy, the financial condition of a large number of the issuing banks, a number of issuing banks that are no longer in business and restrictions that have been or can be placed on the payment of interest by regulatory agencies, all of which have severely reduced the demand for these securities and rendered their trading market inactive. There has been an adverse change in the estimated future cash flows from these securities due to the reasons cited above that all of these securities have been other than temporarily impaired (OTTI) to varying degrees as denoted in the table that follows.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities Held to Maturity, Continued

The following table provides various information regarding trust preferred securities.

($ in thousands)			Write	Adj.	Estimated				# of			PV of
	Credit	Cost	Downs	Cost	Fair	Unrealized	% of Collateral		Banks	Discount (4)		Expected
Cusip # (1)	Rating	Basis	(2)	Basis	Value (3)	Loss	Defaulted	Deferred	in Pool	Margin	Rate	Cash Flows
At September 30, 2012
74041PAEO	C	$999	$(765)	$234	$2	$(232)	35.90%	12.53%	39	1.92%	4.03%	$314
74040XAD6	C+	1,016	(264)	752	148	(604)	15.33%	10.55%	54	1.64%	3.87%	930
74040XAE4	C+	994	(241)	753	148	(605)	15.33%	10.55%	54	1.85%	4.08%	903
74040XAE4	C+	994	(241)	753	148	(605)	15.33%	10.55%	54	1.85%	4.08%	903
74040YAF9	C	981	(676)	305	6	(299)	25.71%	12.53%	58	1.88%	3.96%	649
74040YAE2	C	1,000	(695)	305	6	(299)	25.71%	12.53%	58	1.70%	3.78%	662
74041UAE9	C+	1,022	(463)	559	11	(548)	7.78%	32.30%	64	1.36%	3.57%	594
74041UAE9	C+	1,023	(463)	560	12	(548)	7.78%	32.30%	64	1.39%	3.60%	592

		$8,029	$(3,808)	$4,221	$481	$(3,740)						$5,547

At December 31, 2011
74041PAEO	C	$999	$(652)	$347	$33	$(314)	35.36%	10.55%	39	1.90%	4.50%	$369
74040XAD6	C+	1,016	(264)	752	146	(606)	14.74%	16.28%	54	1.80%	4.39%	784
74040XAE4	C+	994	(241)	753	146	(607)	14.74%	16.28%	54	1.80%	4.39%	784
74040XAE4	C+	994	(241)	753	145	(608)	14.74%	16.28%	54	1.80%	4.39%	784
74040YAF9	C	981	(676)	305	5	(300)	24.27%	25.71%	58	1.70%	4.40%	307
74040YAE2	C	1,000	(695)	305	5	(300)	24.27%	25.71%	58	1.70%	4.40%	307
74041UAE9	C+	1,022	(441)	581	15	(566)	7.62%	24.97%	64	1.57%	4.17%	752
74041UAE9	C+	1,023	(441)	582	15	(567)	7.62%	24.97%	64	1.57%	4.17%	752

		$8,029	$(3,651)	$4,378	$510	$(3,868)						$4,839

(1)	All of these securities were on cash basis accounting because INB is currently not receiving all scheduled contractual interest payments on these securities. A large portion of the contractual cash flows for the interest payments on these securities are being redirected to a more senior class of bondholders to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the security’s underlying performing collateral to a level where a predetermined coverage test fails and requires cash flows from interest payments to be redirected to a senior class of security holders. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of the cash flow and cash interest payments would resume on INB’s bonds, although no such assurance can be given as to the amount and timing of the resumption, if any. In January, April, July and October 2012, INB received payments on cusip# 74040XAD6 and 74040XAE4 totaling $52,000.
(2)	Writedowns are derived from the difference between the book value of the security and the projected present value of the security’s cash flows as indicated per an analysis performed using guidance prescribed by GAAP.
(3)	Obtained from Moody’s pricing service, which uses a complex valuation model that factors in numerous assumptions and data, including anticipated discounts related to illiquid trading markets, credit and interest rate risk, which under GAAP would be considered Level 3 inputs. INB believes that the actual values that would be realized in an orderly market under normal credit conditions between a willing buyer and seller would approximate the projected present value (PV) of the securities’ cash flows and therefore, these estimated fair values are used for disclosure purposes only and are not used for calculating and recording impairment. INB also has the intent and the ability to retain these trust preferred securities until maturity and currently has no intention of selling them.
(4)	In determining whether there is OTTI, INB relies on a cash flow analysis as prescribed under GAAP (ASC 320-10-35) and prepared by a third party specialist to determine whether conditions are such that the projected cash flows are insufficient to recover INB’s principal investment. The basic methodology under GAAP is to compare the present value of the cash flows that are derived from assumptions made with respect to deferrals, defaults and prepayments from quarter to quarter. A decline in the present value versus that for the previous quarter is considered to be an adverse change. The discount margin in the table above represents the incremental credit spread used to derive the discount rate for present value computations. Consistent with GAAP, we analyze the specific credit characteristics of the collateral underlying each individual security to develop the deferral/default assumptions for estimated cash flows. This analysis consists of examining available data regarding trends in earnings and capital and problem asset ratios of each bank in the collateral pool in order to estimate their capacity to continue principal and interest payments on the investments we own. In order to estimate the expected cash flows, we focused on each bank’s Texas ratio, which is defined as nonperforming assets plus 90 day past due loans divided by tangible equity plus loan loss reserves. We concluded that banks with Texas ratios of 75% or more may experience greater difficulties in making payments. As a result, we assigned a default rate of 50% to banks with a Texas ratio of 100% or more and a default rate of 25% to banks with a Texas ratio of 75% to 99%. The assignment of these rates was based on our judgment. Using these parameters, we also determined and used the following assumptions in measuring cash flows; payments of 1% annually and 100% at maturity and annual defaults of 75 basis points with a 15% recovery after a 2 year lag. It should be noted that the results of any discounted cash flow analysis are significantly affected by variables such as the estimate of the probability of default, discount rates, prepayment rates and the creditworthiness of the underlying issuers. Therefore, changes in any of these assumptions could cause the results of our cash flow models and OTTI assessments to deviate.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Securities Held to Maturity, Continued

The table below provides a cumulative roll forward of credit losses recognized on securities for the periods indicated.

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Balance at beginning of period	$3,808	$3,555	$3,651	$3,450
Credit losses on debt securities for which OTTI was not previously recognized	—	—	—	—
Additional credit losses on debt securities for which OTTI was previously recognized	—	96	157	201
Less: sale of securities for which OTTI was previously recognized	—	—	—	—

Balance at end of period	$3,808	$3,651	$3,808	$3,651

The following is a summary of the carrying value (amortized cost) and fair value of securities held to maturity as of September 30, 2012, by remaining period to contractual maturity (ignoring earlier call dates, if any). Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations. The table below does not consider the effects of possible prepayments or unscheduled repayments.

($ in thousands)	Amortized Cost	Estimated Fair Value	Wtd-Avg Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	253,508	254,634	1.03
Due after five years through ten years	104,030	104,469	1.53
Due after ten years	82,464	79,607	1.95

	$440,002	$438,710	1.32%

Note 4 - Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At September 30, 2012		At December 31, 2011
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	373	$870,938	347	$864,470
Multifamily loans	155	277,101	161	290,011
Land loans	7	7,210	9	11,218

	535	1,155,249	517	1,165,699

One to four family loans	2	1,824	1	25
Commercial business loans	19	1,496	19	1,520
Consumer loans	14	371	12	329

	35	3,691	32	1,874

Loans receivable, gross	570	1,158,940	549	1,167,573
Deferred loan fees		(3,769)		(3,783)

Loans receivable, net of deferred fees		1,155,171		1,163,790
Allowance for loan losses		(28,382)		(30,415)

Loans receivable, net		$1,126,789		$1,133,375

At September 30, 2012 and December 31, 2011, there were $48.0 million and $57.2 million of loans, respectively, on nonaccrual status, and $14.2 million and $9.0 million, respectively, of loans classified as accruing troubled debt restructured loans (TDRs). The total of these loans represented all of our impaired loans as of those dates.

At September 30, 2012, there were four loans totaling $6.5 million, compared to one loan in the amount of $1.9 million at December 31, 2011, that were 90 days past due and still accruing interest. The balance at September 30, 2012 represents loans that have matured and the borrowers continue to make monthly payments of principal and interest. These loans were in the process of being extended as of September 30, 2012.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Loans Receivable, Continued

The recorded investment, corresponding specific impairment valuation allowance and unpaid principal balance of our impaired loans at the dates indicated are summarized follows:

	Recorded Investment (1) by State						Specific Valuation Allowance (2)	Total Unpaid Principal (3)	# of Loans
($ in thousands)	NY	FL	NC	NJ	OH	Total
At September 30, 2012
Commercial real estate:
Retail	$8,396	$9,005	$3,232	$—	$1,373	$22,006	$1,700	$27,386	6
Office Building	—	14,833	—	893	—	15,726	490	16,476	2
Warehouse	950	—	—	—	—	950	28	950	1
Mixed Use	5,594	—	—	500	—	6,094	577	6,393	5
Multifamily	1,805	12,923	—	—	—	14,728	1,837	16,335	7
Land	518	2,102	—	—	—	2,620	515	2,620	3

Totals	$17,263	$38,863	$3,232	$1,393	$1,373	$62,124	$5,147	$70,160	24

At December 31, 2011
Commercial real estate:
Retail	$9,285	$9,504	$—	$500	$2,304	$21,593	$2,741	$26,018	7
Office Building	888	14,834	—	1,065	—	16,787	884	17,733	3
Warehouse	950	1,800	—	—	—	2,750	299	3,251	2
Mixed Use	5,508	—	—	—	—	5,508	944	5,796	4
Multifamily	3,730	13,046	—	—	—	16,776	2,137	18,122	8
Land	290	2,565	—	—	—	2,855	1,009	2,855	2

Totals	$20,651	$41,749	$—	$1,565	$2,304	$66,269	$8,014	$73,775	26

(1)	Represents contractual unpaid principal balance less any partial principal chargeoffs and interest received and applied as a reduction of principal.
(2)	Represents a specific valuation allowance against the recorded investment included as part of the overall allowance for loan losses. All of our impaired loans have a specific valuation allowance.
(3)	Represents contractual unpaid principal balance (for informational purposes only).

Other information related to impaired loans is summarized as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Average recorded investment in nonaccrual loans	$49,788	$48,853	$53,809	$49,002
Total cash basis interest income recognized on nonaccrual loans	633	736	2,055	1,704

Average recorded investment in accruing TDR loans	14,380	5,611	10,341	5,022
Total interest income recognized on accruing TDR loans under modified terms	233	74	493	211

Age analysis of our loan portfolio by segment at September 30, 2012 is summarized as follows:

($ in thousands)	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$815,102	$—	$15,477	$4,580	$20,057	$—
Multifamily	264,038	—	—	1,171	1,171	—
Land	6,172	—	—	752	752	—
All other	3,641	50	—	—	50

Total accruing loans	1,088,953	50	15,477	6,503	22,030	—

Nonaccrual Loans (1):
Commercial real estate	31,675	—	—	4,104	4,104	35,779
Multifamily	9,093	—	—	2,799	2,799	11,892
Land	286	—	—	—	—	286

Total nonaccrual loans	41,054	—	—	6,903	6,903	47,957

Total loans	$1,130,007	$50	$15,477	$13,406	$28,933	$47,957

(1)	See footnote 1 to table that follows on the next page for an explanation.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Loans Receivable, Continued

Age analysis of our loan portfolio by segment at December 31, 2011 is summarized as follows:

($ in thousands)	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$794,196	$21,807	$3,500	$1,925	$27,232	$—
Multifamily	272,640	3,069	394	—	3,463	—
Land	10,928	—	—	—	—	—
All other	1,874	—	—	—	—

Total accruing loans	1,079,638	24,876	3,894	1,925	30,695	—

Nonaccrual Loans (1):
Commercial real estate	39,854	—	—	3,188	3,188	43,042
Multifamily	7,378	—	2,792	3,738	6,530	13,908
Land	—	—	—	290	290	290

Total nonaccrual loans	47,232	—	2,792	7,216	10,008	57,240

Total loans	$1,126,870	$24,876	$6,686	$9,141	$40,703	$57,240

(1)	The amount of nonaccrual loans in the current column included $38.7 million of TDRs at September 30, 2012 and $45.7 million of TDRs at December 31, 2011 for which payments are being made in accordance with their restructured terms, but the loans were maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion at both dates was comprised of certain paying loans classified nonaccrual due to concerns regarding the borrowers’ ability to continue making payments. Interest income from loan payments on all loans in nonaccrual status is recognized on a cash basis, provided the remaining principal balance is deemed collectable.

Information regarding the credit quality of the loan portfolio based on internally assigned grades follows:

($ in thousands)	Pass	Special Mention	Substandard (1)	Doubtful (1)	Total
At September 30, 2012
Commercial real estate	$789,377	$17,881	$63,680	$—	$870,938
Multifamily	259,984	2,389	14,728	—	277,101
Land	4,590	—	2,620	—	7,210
All other	3,691	—	—	—	3,691

Total loans	$1,057,642	$20,270	$81,028	$—	$1,158,940

Allocation of allowance for loan losses	$20,392	$424	$7,566	$—	$28,382

At December 31, 2011
Commercial real estate	$791,295	$13,108	$59,355	$712	$864,470
Multifamily	270,281	2,954	16,776	—	290,011
Land	8,100	—	3,118	—	11,218
All other	1,874	—	—	—	1,874

Total loans	$1,071,550	$16,062	$79,249	$712	$1,167,573

Allocation of allowance for loan losses	$20,353	$392	$9,314	$356	$30,415

(1)	Substandard and doubtful loans consist of $47.9 million of nonaccrual loans, $14.2 million of accruing TDRs and $18.9 million of other performing loans at September 30, 2012, compared to $57.2 million of nonaccrual loans, $9.0 million of accruing TDRs and $13.7 million of other performing loans at December 31, 2011. For a discussion regarding the rating criteria we use, see note 1 to the financial statements included in our 2011 10-K.

The geographic distribution of the loan portfolio by state follows:

($ in thousands)	At September 30, 2012		At December 31, 2011
	Amount	% of Total	Amount	% of Total
New York	$751,112	64.8%	$763,770	65.4%
Florida	297,524	25.7	291,797	25.0
New Jersey	26,615	2.3	30,807	2.6
Pennsylvania	18,892	1.6	22,548	1.9
North Carolina	13,928	1.2	10,466	0.9
Georgia	11,806	1.0	11,175	1.0
Connecticut	11,285	1.0	11,569	1.0
Virginia	9,514	0.8	8,203	0.7
Kentucky	7,554	0.7	7,674	0.7
South Carolina	5,036	0.4	3,315	0.3
Ohio	2,642	0.2	3,138	0.3
All other states	3,032	0.3	3,111	0.2

	$1,158,940	100.0%	$1,167,573	100.0%

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Loans Receivable, Continued

We have certain loans that we have restructured (which are identified as TDRs in this report), due to economic or legal reasons related to a borrower’s financial difficulties, and for which we have granted certain concessions to the borrower that we would not otherwise have considered. These concessions generally consist of one or more of the following: deferral of principal and/or interest payments for a period of time; a partial reduction in interest payments; or an extension of the loan’s maturity date. In determining if a concession has been made, we also consider if the borrower is able to access funds in the general market place at a market rate for debt with similar risk characteristics as the restructured debt. A loan that is extended or renewed at a stated interest rate equal to the current interest rate for a new loan originated by us with similar risk is not reported as a restructured loan.

All TDRs are considered impaired loans. Normally, TDRs are classified nonaccrual if at the time of restructuring the loan was on nonaccrual status. Once a sufficient amount of time has passed, generally six months, if the restructured loan has performed under the modified terms and the collectability of all contractual principal (including principal partially charged off) and interest is reasonably assured, the TDR is normally returned to an accruing status. In addition to the passage of time, we also consider the loan’s payment performance prior to restructure, collateral value and the ability of the borrower to make principal and interest payments in accordance with the modified terms. Normally, a TDR continues to be considered a TDR until it is paid in full. During the nine-months ended September 30, 2012, there were two loans restructured and one existing TDR in the amount of $5.5 million returned to accrual status. There were no TDRs modified within the previous 12 months that subsequently defaulted during the three- and nine-months period ended September 30, 2012 and 2011.

Information regarding loans restructured during the nine-months ended September 30, 2012 is as follows:

	Number	Recorded Investment
($ in thousands)	of Loans	Pre-Modification	Post-Modification
Land – extended maturity date	2	$520	$520

The distribution of TDRs by accruing versus non-accruing, by segment and by geographic distribution follows:

($ in thousands)	At September 30, 2012	At December 31, 2011
Non-accruing	$38,749	$45,705
Accruing	14,167	9,030

	$52,916	$54,735

Commercial real estate	$40,172	$41,923
Multifamily	10,124	10,247
Land	2,620	2,565

	$52,916	$54,735

New York	$14,586	$14,216
Florida	36,064	37,149
New Jersey	893	1,066
Ohio	1,373	2,304

	$52,916	$54,735

Note 5 - Allowance for Loan Losses

Activity in the allowance for loan losses by segment for the periods indicated is as follows:

($ in thousands)	Commercial Real Estate	Multifamily	Land	All Other	Total
Quarter Ended September 30, 2012
Balance at beginning of period	$18,343	$8,982	$1,509	$10	$28,844
Loan chargeoffs	(548)	—	—	—	(548)
Loan recoveries	63	23	—	—	86
Provision (credit) for loan losses	468	(145)	(337)	14	—

Balance at end of period	$18,326	$8,860	$1,172	$24	$28,382

Quarter Ended September 30, 2011
Balance at beginning of period	$19,103	$11,067	$1,588	$14	$31,772
Loan chargeoffs	(946)	(721)	—	—	(1,667)
Loan recoveries	54	15	—	—	69
Provision (credit) for loan losses	2,426	(65)	(167)	(3)	2,191

Balance at end of period	$20,637	$10,296	$1,421	$11	$32,365

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 - Allowance for Loan Losses, Continued

Activity in the allowance for loan losses by segment for the periods indicated is as follows:

($ in thousands)	Commercial Real Estate	Multifamily	Land	All Other	Total
Nine-Months Ended September 30, 2012
Balance at beginning of period	$19,156	$9,180	$2,069	$10	$30,415
Loan chargeoffs	(2,215)	(261)	—	—	(2,476)
Loan recoveries	383	60	—	—	443
Provision (credit) for loan losses	1,002	(119)	(897)	14	—

Balance at end of period	$18,326	$8,860	$1,172	$24	$28,382

Nine-Months Ended September 30, 2011
Balance at beginning of period	$21,919	$11,356	$1,553	$12	$34,840
Loan chargeoffs	(5,446)	(2,108)	—	—	(7,554)
Loan recoveries	54	47	—	—	101
Provision (credit) for loan losses	4,110	1,001	(132)	(1)	4,978

Balance at end of period	$20,637	$10,296	$1,421	$11	$32,365

The following tables sets forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans.

($ in thousands)	Commercial Real Estate	Multifamily	Land	All Other	Total
At September 30, 2012
Loans
Individually evaluated for impairment	$44,776	$14,728	$2,620	$—	$62,124
Collectively evaluated for impairment	826,162	262,373	4,590	3,691	1,096,816

Total loans	$870,938	$277,101	$7,210	$3,691	$1,158,940

Allowance for loan losses
Individually evaluated for impairment (1)	$2,795	$1,837	$515	$—	$5,147
Collectively evaluated for impairment	15,531	7,024	656	24	23,235

Total allowance for loan losses	$18,326	$8,861	$1,171	$24	$28,382

($ in thousands)	Commercial Real Estate	Multifamily	Land	All Other	Total
At December 31, 2011
Loans
Individually evaluated for impairment	$46,638	$16,776	$2,855	$—	$66,269
Collectively evaluated for impairment	817,832	273,235	8,363	1,874	1,101,304

Total loans	$864,470	$290,011	$11,218	$1,874	$1,167,573

Allowance for loan losses
Individually evaluated for impairment (1)	$4,868	$2,137	$1,009	$—	$8,014
Collectively evaluated for impairment	14,288	7,043	1,060	10	22,401

Total allowance for loan losses	$19,156	$9,180	$2,069	$10	$30,415

(1)	At September 30, 2012 and December 31, 2011, a specific impairment valuation allowance (included as part of the allowance for loan losses) totaling $5.2 million and $8.0 million, respectively, was maintained on impaired loans (which is detailed in note 4 to financial statements in this report).

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 - Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At September 30, 2012		At December 31, 2011
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	3	$8,125	4	$11,542
Multifamily	3	12,600	3	13,727
Land	1	1,133	2	3,009

Real estate acquired through foreclosure	7	$21,858	9	$28,278

(1)	Reported net of any associated valuation allowance.

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Balance at beginning of period	$7,945	$3,966	$6,037	$2,688
Provision for real estate losses	1,025	701	2,933	1,979
Real estate chargeoffs	(3,642)	—	(3,642)	—

Balance at end of period	$5,328	$4,667	$5,328	$4,667

Note 7 - Deposits

Scheduled maturities of certificates of deposit accounts are as follows:

	At September 30, 2012		At December 31, 2011
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$441,072	2.42%	$514,667	2.83%
Over one to two years	310,292	3.71	397,394	3.58
Over two to three years	93,035	2.97	136,226	3.43
Over three to four years	52,362	3.30	67,855	3.27
Over four years	92,664	2.98	83,029	3.91

Total certificates of deposit	$989,425	2.98%	$1,199,171	3.25%

CDs of $100,000 or more totaled $489 million at September 30, 2012 and $600 million at December 31, 2011 and included brokered CDs of $85 million and $128 million, respectively. At September 30, 2012, all CDs of $100,000 or more (inclusive of brokered CDs) by remaining maturity were as follows: $207 million due within one year; $164 million due over one to two years; $38 million due over two to three years; $25 million due over three to four years; and $55 million due thereafter. At September 30, 2012, brokered CDs had a weighted average rate of 4.89% and their remaining maturities were as follows: $36 million due within one year; $31 million due over one to two years; none due over two to three years and over three to four years; and $18 million due thereafter.

Note 8 - FHLB Advances and Lines of Credit

At September 30, 2012, INB had $30 million of unsecured credit lines that were cancelable at any time. As a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can borrow from these institutions on a secured basis. At September 30, 2012, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $481 million from the FHLB and FRB if needed.

The following is a summary of certain information regarding FHLB advances in the aggregate:

	At or For the Quarter Ended September 30,		At or For the Nine-Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Balance at period end	$7,000	$17,500	$7,000	$17,500
Maximum amount outstanding at any month end for the period	$10,500	$22,500	$13,500	$25,500
Average outstanding balance for the period	$9,511	$21,446	$11,215	$22,947
Weighted-average interest rate paid for the period	4.31%	4.08%	4.26%	4.09%
Weighted-average interest rate at period end	4.22%	4.10%	4.22%	4.10%

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - FHLB Advances and Lines of Credit, Continued

Scheduled contractual maturities of outstanding FHLB advances as of September 30, 2012 were as follows:

($ in thousands)	Amount	Rate
Due March 11, 2013	$3,000	4.17%
Due September 9, 2013	4,000	4.26%

	$7,000	4.22%

Note 9 - Subordinated Debentures - Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding are summarized as follows:

	At September 30, 2012			At December 31, 2011
($ in thousands)	Principal	Accrued Interest Payable	Interest Rate	Principal	Accrued Interest Payable	Interest Rate
Capital Securities II - debentures due September 17, 2033	$15,464	$1,516	3.34%	$15,464	$1,079	3.50%
Capital Securities III - debentures due March 17, 2034	15,464	1,440	3.18%	15,464	1,025	3.35%
Capital Securities IV - debentures due September 20, 2034	15,464	1,252	2.78%	15,464	889	2.96%
Capital Securities V - debentures due December 15, 2036	10,310	1,559	2.04%	10,310	1,368	2.20%

	$56,702	$5,767		$56,702	$4,361

The securities are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. Each Trust was formed with a capital contribution from IBC and for the sole purpose of issuing and administering the Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire IBC’s Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of IBC’s capital contributions of $1.7 million, total $55 million and qualify as regulatory Tier 1 capital up to certain limits. IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II to IV were capitalized and are being amortized over the contractual life of the securities using the straight-line method. The unamortized balance totaled approximately $0.7 million at September 30, 2012 and $0.8 million at December 31, 2011. There were no issuance costs associated with Capital Securities V.

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

Interest payments may be deferred at any time and from time to time during the term of the Junior Subordinated Debentures at IBC’s election for up to 20 consecutive quarterly periods, or 5 years. There is no limitation on the number of extension periods IBC may elect, provided, however, no deferral period may extend beyond the maturity date of the Junior Subordinated Debentures. During an interest deferral period, interest will continue to accrue on the Junior Subordinated Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, IBC will be obligated to pay all interest then accrued and unpaid. During the deferral period, among other restrictions, IBC and any affiliate cannot, subject to certain exceptions: (i) declare or pay any dividends or distributions on, or redeem, purchase or acquire any capital stock of IBC or its affiliates (other than payment of dividends to IBC); or (ii) make any payment of principal or interest or premium on, or repay, repurchase or redeem any debt securities of IBC or its affiliates that rank pari passu with or junior to the Junior Subordinated Debentures. In February 2010, as required by its primary regulator, IBC exercised its right to defer interest payments. This deferral does not constitute a default under the indentures governing the securities. At September 30, 2012, IBC had accrued and expensed a total of $5.8 million of interest payments on the Junior Subordinated Debentures.

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

Note 10 - Stockholders’ Equity and Preferred Dividends in Arrears

Prior to May 24, 2012, IBC was authorized to issue up to 63,000,000 shares of its capital stock, consisting of 62,000,000 shares of Class A common stock, 700,000 shares of Class B common stock and 300,000 shares of preferred stock. At IBC’s 2012 Annual Meeting of Stockholders held on May 24, 2012, stockholders approved a proposal to amend and restate IBC’s Certificate of Incorporation to eliminate any and all references to Class B common stock and to rename its Class A common stock “common stock.” As a result, as of September 30, 2012, IBC was authorized to issue up to 62,300,000 shares of its capital stock, consisting of 62,000,000 shares of common stock and 300,000 shares of preferred stock. IBC’s board of directors determines the powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued. A total of 25,000 shares of preferred stock are designated as Series A and are owned by the U.S. Treasury.

As described in note 11 to the financial statements included in our 2011 10-K, in February 2010, IBC ceased the declaration and payment of dividends on its Series A preferred stock held by the U.S. Treasury as required by IBC’s primary regulator. IBC has missed 11 dividend payments as of the date of filing of this report. At September 30, 2012, the amount of preferred dividends undeclared, unpaid and in arrears totaled $3.8 million. The preferred stock carries a 5% per year cumulative preferred dividend rate, payable quarterly, which increases to 9% beginning in December 2013. Dividends compound if they accrue and are not paid and they also reduce earnings or increase losses available to our common stockholders. A failure to pay a total of six preferred share dividend payments, whether or not consecutive, gives the holders of the shares the right to elect two directors to IBC’s board of directors. That right will continue until IBC pays all dividends in arrears. In March and October 2012, the Treasury exercised its right and appointed a director to IBC’s Board for a total of two directors.

Note 11 - Common Stock Options and Restricted Common Stock

IBC has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options, restricted stock and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. The maximum number of shares of common stock that may be awarded under the Plan is 1,500,000. At September 30, 2012, 329,960 shares of common stock were available for award under the Plan. There were no grants of stock options in the first nine months of 2012 or 2011.

A summary of the activity in IBC’s outstanding common stock warrant and options and related information follows:

	Exercise Price Per Warrant/Option						Total	Wtd-Avg Exercise Price
($ in thousands, except per share amounts)	$5.42 (1)	$17.10	$7.50	$4.02	$3.00	$2.55
Outstanding at December 31, 2011	691,882	117,840	121,390	70,510	39,900	44,100	1,085,622	$6.62
Forfeited/expired (2)	—	(900)	(900)	(1,300)	(1,300)	(1,500)	(5,900)	$5.95
Exercised	—	—	—	—	(100)	—	(100)	$3.00

Outstanding at September 30, 2012	691,882	116,940	120,490	69,210	38,500	42,600	1,079,622	$6.63

Expiration date	12/23/18	12/13/17	12/11/18	12/10/19	12/09/20	12/08/21
Vested and exercisable (3)	100%	100%	100%	67%	33%	0%	92%
Wtd-avg remaining contractual term (in years)	6.2	5.2	6.2	7.2	8.2	9.2	6.4
Intrinsic value at September 30, 2012 (4)	—	—	—	—	$31	$53	$84

(1)	Represents a warrant held by the U.S. Treasury as described in note 11 to the financial statements in our 2011 10-K.
(2)	Represent options forfeited or expired unexercised.
(3)	The $4.02 options become 100% vested and exercisable on December 10, 2012.

The $3.00 options further vest and become exercisable at the rate of 33.33% on December 9, 2012 and 2013.

The $2.55 options vest and become exercisable at the rate of 33.33% on December 8, 2012, 2013 and 2014.

Full vesting may occur earlier for all options upon the occurrence of certain events as defined in the option agreements.

(4)	Intrinsic value was calculated using the closing price of the common stock on September 30, 2012 of $ 3.80.

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

A summary of the activity in IBC’s outstanding restricted common stock follows:

	Price Per Share
	$2.35	$2.90	Total
Outstanding at December 31, 2011	318,100	—	318,100
Shares granted to executive officers	—	175,000	175,000
Shares granted to non-employee directors	—	240,000	240,000
Shares granted to other officers and employees	—	50,400	50,400
Shares forfeited by former employees	(600)	(600)	(1,200)

Outstanding at September 30, 2012 (1)	317,500	464,800	782.300

(1)	All outstanding shares of restricted common stock were unvested at September 30, 2012 and subject to forfeiture. Shares issued at a price of $2.35 on December 9, 2010 will vest 100% on December 9, 2013. Shares issued at a price of $2.90 on January 19, 2012 will vest as follows: 256,600 on January 19, 2013, 133,267 on January 19, 2014 and 74,933 on January 19, 2015. All shares may vest earlier upon the occurrence of certain events as defined in the restricted stock agreements. The record holder of the restricted shares possesses all the rights of a holder of our common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Shares held by certain executive officers of IBC have further restrictions on transferability as long IBC is a participant in the TARP program.

Stock-based compensation expense is recognized on a straight-line basis with a corresponding increase to stockholders’ equity over the vesting period of each award and is as follows: for the quarter ended September 30, 2012 and 2011, $309,000 and $78,000, respectively, and for the nine-months ended September 30, 2012 and 2011, $885,000 and $233,000, respectively. At September 30, 2012, pre-tax, stock-based compensation cost related to all nonvested awards of options and restricted stock not yet recognized totaled $1.1 million and will be recognized over a weighted-average period of approximately 1.6 years.

Note 12 - Deferred Tax Asset

At September 30, 2012 and December 31, 2011, we had a deferred tax asset totaling $32.0 million and $38.8 million, respectively. The tax asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases that will result in future income tax deductions as well as an unused net operating loss carryforward (NOL) and Federal AMT credit carryforward, all of which can be applied against and reduce our future taxable income and tax liabilities. At September 30, 2012, the gross NOL amounted to approximately $21 million for Federal purposes and $52 million for state and local purposes and the Federal AMT credit carryforward amounted to $1.3 million. The NOL carryforwards expire in 2030. The AMT credit carryforward has no expiration date.

We have determined that a valuation allowance for the deferred tax asset was not required at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12 - Deferred Tax Asset, Continued

This conclusion is based on our prior taxable earnings history (exclusive of the NOL generated in the second quarter of 2010) coupled with positive evidence (such as taxable earnings generated in 2011 and the first nine months of 2012, and our future projections of taxable income) indicating that we will be able to generate an adequate amount of future taxable income over a reasonable period of time to fully utilize the deferred tax asset. Our ability to realize our deferred tax asset could be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the realization of our deferred tax asset. In addition, the amount of our net operating loss carryforwards and certain other tax attributes realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code as a result of future offerings of our capital securities, which could trigger a “change in control” as defined in Section 382. IBC currently has no plan to issue additional capital securities other than the issuance of shares of common stock in connection with awards under the Plan discussed in note 11.

Note 13 - Earnings Per Common Share

Net earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings per common share computations are summarized in the table that follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
	2012	2011	2012	2011
Basic Earnings Per Common Share:
Net earnings available to common stockholders	$2,225,000	$2,638,000	$7,347,000	$6,822,000
Weighted-Average number of common shares outstanding	21,589,744	21,126,489	21,558,092	21,126,489

Basic Earnings Per Common Share	$0.10	$0.12	$0.34	$0.32

Diluted Earnings Per Common Share:
Net earnings applicable to common stockholders	$2,225,000	$2,638,000	$7,347,000	$6,822,000
Weighted-Average number of common shares outstanding:
Common shares outstanding	21,589,744	21,126,489	21,558,092	21,126,489
Potential dilutive shares resulting from exercise of warrants /options (1)	978	—	276	—

Total average number of common shares outstanding used for dilution	21,590,722	21,126,489	21,558,368	21,126,489

Diluted Earnings Per Common Share	$0.10	$0.12	$0.34	$0.32

(1)	For both periods of 2011, outstanding options/warrants to purchase 1,045,422 shares were not dilutive and were not included in computing diluted earnings per share. For both periods of 2012, outstanding options/warrants to purchase 1,041,122 shares were not dilutive and were not included in computing diluted earnings per share. Potential dilutive common stock shares consist of shares that may arise from the exercise of outstanding dilutive common stock warrants and options (the number of which is computed using the “treasury stock method”).

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

Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees to us. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. INB from time to time issues standby letters of credit, which are conditional commitments issued by INB to guarantee the performance of a customer to a third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in originating loans. We had no standby letters of credit outstanding at September 30, 2012 or December 31, 2011.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 - Off-Balance Sheet Financial Instruments, Continued

The contractual amounts of off-balance sheet financial instruments are summarized as follows:

($ in thousands)	At September 30, 2012	At December 31, 2011
Unfunded loan commitments	$27,606	$18,199
Available lines of credit	693	826

	$28,299	$19,025

Note 15 - Regulatory Matters and Regulatory Capital

IBC and INB are both currently operating under formal agreements with their primary regulators, including various restrictions arising therefrom that affect our business. For a discussion of these formal agreements and restrictions, see note 20 the financial statements in our 2011 10-K. At September 30, 2012 and December 31, 2011, we believe that IBC and INB met all regulatory capital adequacy requirements to which they were subject. As of the date of filing of this report, we are not aware of any conditions or events that would have changed the status of such compliance with those requirements from September 30, 2012.

Information regarding our regulatory capital and related ratios is summarized as follows:

	INB		IBC Consolidated
	At September 30,	At December 31,	At September 30,	At December 31,
($ in thousands)	2012	2011	2012	2011
Tier 1 Capital (1)	$236,868	$218,590	$242,809	$226,325
Tier 2 Capital	16,235	17,176	16,290	17,232

Total risk-based capital (2)	$253,103	$235,766	$259,099	$243,557

Net risk-weighted assets	$1,286,615	$1,360,811	$1,291,033	$1,365,322
Average assets for regulatory purposes	$1,789,215	$1,950,445	$1,795,585	$1,958,409

Total capital to risk-weighted assets	19.67%	17.33%	20.07%	17.84%
Tier 1 capital to risk-weighted assets	18.41%	16.06%	18.81%	16.58%
Tier 1 capital to average assets	13.24%	11.21%	13.52%	11.56%

(1)	IBC’s consolidated Tier 1 capital included $55 million of IBC’s outstanding qualifying trust preferred securities and $25 million of IBC’s Series A cumulative perpetual preferred stock held by the U.S. Treasury.
(2)	See note 10 for a discussion of preferred dividends in arrears totaling $3.8 million at September 30, 2012 and $2.8 million and December 31, 2011. Dividends in arrears have not been deducted from capital and are recorded as reduction in capital only when they are declared and payable.

The table that follows presents information regarding our capital adequacy.

			Capital Requirements
	Actual Capital		Minimum Under Prompt Corrective Action Provisions		To Be “Well Capitalized” Under Prompt Corrective Action Provisions		Minimum Under Agreement with OCC
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated at September 30, 2012: (1)
Total capital to risk-weighted assets	$259,099	20.07%	$103,283	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$242,809	18.81%	$51,641	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$242,809	13.52%	$71,823	4.00%	NA	NA	NA	NA
Consolidated at December 31, 2011:
Total capital to risk-weighted assets	$243,557	17.84%	$109,226	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$226,325	16.58%	$54,613	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$226,325	11.56%	$78,336	4.00%	NA	NA	NA	NA
INB at September 30, 2012:
Total capital to risk-weighted assets	$253,103	19.67%	$102,929	8.00%	$128,662	10.00%	$154,394	12.00%
Tier 1 capital to risk-weighted assets	$236,868	18.41%	$51,465	4.00%	$77,197	6.00%	$128,662	10.00%
Tier 1 capital to average assets	$236,868	13.24%	$71,569	4.00%	$89,461	5.00%	$161,029	9.00%
INB at December 31, 2011:
Total capital to risk-weighted assets	$235,766	17.33%	$108,865	8.00%	$136,081	10.00%	$163,297	12.00%
Tier 1 capital to risk-weighted assets	$218,590	16.06%	$54,432	4.00%	$81,649	6.00%	$136,081	10.00%
Tier 1 capital to average assets	$218,590	11.21%	$78,018	4.00%	$97,522	5.00%	$175,540	9.00%

(1)	Assuming IBC had excluded all of its eligible outstanding trust preferred securities (which totaled $55 million) from its Tier 1 capital and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios at September 30, 2012 would have been 20.07%, 14.55% and 10.46%, respectively.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15 - Regulatory Matters and Regulatory Capital, Continued

The table that follows presents additional information regarding our capital adequacy at September 30, 2012.

	Consolidated			INB
	Regulatory Capital			Regulatory Capital
($ in thousands)	Actual	Required	Excess	Actual	Required	Excess
Total capital to risk-weighted assets	$259,099	$103,283	$155,816	$253,103	$154,394	$98,709
Tier 1 capital to risk-weighted assets	$242,809	$51,641	$191,168	$236,868	$128,662	$108,206
Tier 1 capital to average assets	$242,809	$71,823	$170,986	$236,868	$161,029	$75,839

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17 - Fair Value Measurements, Continued

The following tables provide information regarding our assets measured at fair value on a nonrecurring basis.

	Outstanding Carrying Value
	At September 30, 2012	At December 31, 2011
($ in thousands)	Level 3	Level 3
Impaired loans (1):
Commercial real estate	$44,776	$46,638
Multifamily	14,728	16,776
Land	2,620	2,855

Total impaired loans	62,124	66,269
Impaired securities (2)	4,221	4,378
Real estate acquired through foreclosure	21,858	28,278

			Total Losses (Gains) (3)
	Accumulated Losses on Outstanding Balance as of		Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	September 30, 2012	December 31, 2011	2012	2011	2012	2011
Impaired loans:
Commercial real estate	$8,624	$10,593	$(254)	$3,025	$(241)	$3,267
Multifamily	3,356	3,455	(170)	2,336	(100)	4,027
Land	516	1,009	—	8	(493)	8

Total impaired loans	12,496	15,057	(424)	5,369	(834)	7,302
Impaired securities	3,808	3,651	—	96	157	201
Foreclosed real estate	5,328	6,037	1,025	512	2,933	1,790

(1)	Comprised of all nonaccrual loans and accruing TDRs. Outstanding carrying value excludes a specific valuation allowance included in the overall allowance for loan losses. See note 4 to the financial statements included in this report on Form 10-Q.
(2)	Comprised of certain held-to maturity investments in trust preferred securities considered other than temporarily impaired. See note 3 to the financial statements included in this report on Form 10-Q.
(3)	Represents total losses recognized on all assets measured at fair value on a nonrecurring basis during the period indicated. The losses for impaired loans represent the change (before net chargeoffs) during the period in the corresponding specific valuation allowance, while the losses for foreclosed real estate represent writedowns in carrying values subsequent to foreclosure (recorded as provisions for real estate losses) adjusted for any gains or losses from the transfer/sale of the properties during the period. The losses on investment securities represent OTTI charges recorded as a component of noninterest income as described in note 3 to the financial statements in this report on Form 10-Q.

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the periods indicated.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Quarter Ended September 30, 2012
Balance at June 30, 2012	$4,221	$65,240	$26,370
Net new impaired loans	—	872	—
Impaired loans transferred to foreclosed real estate	—	(1,457)	1,457
Principal repayments/sales	—	(1,983)	(4,944)
Chargeoffs of impaired loans	—	(548)	—
Writedowns of carrying value subsequent to foreclosure	—	—	(1,025)

Balance at September 30, 2012	$4,221	$62,124	$21,858

Nine-Months Ended September 30, 2012
Balance at December 31, 2011	$4,378	$66,269	$28,278
Net new impaired loans	—	8,254	—
Impaired loans transferred to foreclosed real estate	—	(1,457)	1,457
Other than temporary impairment write downs	(157)	—	—
Principal repayments/sales	—	(8,466)	(4,944)
Chargeoffs of impaired loans	—	(2,476)	—
Writedowns of carrying value subsequent to foreclosure	—	—	(2,933)

Balance at September 30, 2012	$4,221	$62,124	$21,858

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17 - Fair Value Measurements, Continued

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the periods indicated.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Quarter Ended September 30, 2011
Balance at June 30, 2011	$4,475	$50,971	$25,786
Net new impaired loans	—	21,723	—
Other than temporary impairment writedowns	(96)	—	—
Principal repayments/sales	—	(3,988)	—
Chargeoffs of impaired loans	—	(1,667)	—
Impaired loans transferred to foreclosed real estate	—	(1,731)	1,731
Gain on transfers of impaired loans at estimate fair value	—	—	189
Writedowns of carrying value subsequent to foreclosure	—	—	(701)
All other	(1)	—	—

Balance at September 30, 2011	$4,378	$65,308	$27,005

Nine-Months Ended September 30, 2011
Balance at December 31, 2010	$4,580	$56,555	$27,064
Net new impaired loans	—	30,524	—
Other than temporary impairment writedowns	(201)	—	—
Principal repayments/sales	—	(12,603)	—
Chargeoffs of impaired loans	—	(7,437)	—
Impaired loans transferred to foreclosed real estate	—	(1,731)	1,731
Gain on transfers of impaired loans at estimate fair value	—	—	189
Writedowns of carrying value subsequent to foreclosure	—	—	(1,979)
All other	(1)	—	—

Balance at September 30, 2011	$4,378	$65,308	$27,005

We are required by GAAP to disclose the estimated fair value of each class of our financial instruments for which it is practicable to estimate. The fair value of a financial instrument is the current estimated amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for our various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Additionally, the estimated fair value of our non-financial instruments is excluded from these disclosure requirements. Accordingly, the aggregate fair value amounts presented in the table that follows may not necessarily represent the underlying fair value of our Company.

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

A discussion regarding the assumptions used to compute the estimated fair values disclosed in the table that follows can be found in note 21 to the financial statements in our 2011 10-K. Fair value estimates included herein are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the fair value of assets and liabilities that are not required to be recorded or disclosed at fair value like premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Intervest Bancshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17 - Fair Value Measurements, Continued

The carrying and estimated fair values of our financial instruments are as follows:

	At September 30, 2012		At December 31, 2011
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (1)	$94,268	$94,268	$29,863	$29,863
Time deposits with banks (1)	3,670	3,670	1,470	1,470
Securities held to maturity, net (2)	440,002	438,710	700,444	698,804
FRB and FHLB stock (3)	8,457	8,457	9,249	9,249
Loans receivable, net (3)	1,126,789	1,149,004	1,133,375	1,167,523
Loan fees receivable (3)	3,433	2,790	4,188	3,454
Accrued interest receivable (3)	6,117	6,117	7,216	7,216

Total Financial Assets	$1,682,736	1,703,016	$1,885,805	$1,917,579

Financial Liabilities:
Deposits (3)	$1,432,209	1,463,569	$1,662,024	$1,705,419
Borrowed funds plus accrued interest payable (3)	69,487	69,210	78,606	78,331
Accrued interest payable on deposits (3)	1,967	1,967	3,676	3,676
Off-Balance Sheet Financial Instruments:
Commitments to lend (3)	599	599	589	589

Total Financial Liabilities	1,504,262	$1,535,345	$1,744,895	$1,788,015

Net Financial Assets	$178,474	$167,671	$140,910	$129,564

(1)	We consider these fair value measurements to be Level 1.
(2)	We consider these fair value measurements to be Level 1, except for our trust preferred security investments held to maturity which are considered Level 3.
(3)	We consider these fair value measurements to be Level 3.

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

Intervest Bancshares Corporation and Subsidiaries

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., our independent registered public accounting firm, has made a limited review of our financial data as of September 30, 2012 and for the three- and nine-month periods ended September 30, 2012 and 2011 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of September 30, 2012 and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2012 and 2011, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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
Tampa, Florida November 5, 2012

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

Overview

Net earnings for the third quarter of 2012 (“Q3-12”) amounted to $2.2 million, or $0.10 per diluted common share, compared to $2.6 million, or $0.12 per share, for the third quarter of 2011 (“Q3-11”). For the first nine months of 2012 (“9mths-12”), net earnings amounted to $7.3 million or $0.34 per share, compared to $6.8 million, or $0.32 per share, for the first nine months of 2011 (“9mths-11”).

Key components of our performance are summarized below.

•

Intervest National Bank’s regulatory capital ratios continued to increase through the retention of earnings and a gradual reduction in the size of its balance sheet. The Bank’s ratios at September 30, 2012 were as follows: Tier One Leverage - 13.24%; Tier One Risk-Based - 18.41%; and Total Risk-Based Capital - 19.67%; well above its minimum requirements of 9%, 10% and 12%, respectively. Tier One capital amounted to $237 million and was $76 million in excess of the required minimum for the Tier One Leverage ratio.

•	New loan originations increased to $159 million in the 9mths-12 period, from $50 million in 9mths-11.

•

Nonaccrual loans decreased to $48 million at September 30, 2012, from $57 million at December 31, 2011. Nonaccrual loans include certain restructured loans (TDRs) that are current as to payments and performing in accordance with their renegotiated terms, but are required to be classified nonaccrual based on regulatory guidance. At September 30, 2012, such loans totaled $39 million compared to $46 million at December 31, 2011. These loans were yielding approximately 5% at September 30, 2012.

•

Real estate owned through foreclosure (REO) decreased to $21.9 million at September 30, 2012, from $28.3 million at December 31, 2011, reflecting $4.9 million of sales and $2.9 million of writedowns, partially offset by $1.4 million of additions.

•	Provisions for loan and real estate losses decreased to $1.0 million in Q3-12 from $2.9 million in Q3-11, and $2.9 million in 9mths-12 from $6.9 million in 9mths-11.

•

Operating expenses amounted to $4.2 million in Q3-12, compared to $3.6 million in Q3-11, and $12.5 million in 9mths-12, compared to $12.1 million in 9mths-11. The Company’s efficiency ratio (which measures its ability to control expenses as a percentage of revenues) continued to be favorable and was 38% for Q3-12 and 9mths-12, compared to 29% for Q3-11 and 35% for 9mths-11.

•

The net interest margin (exclusive of loan prepayment income) increased to 2.32% in Q3-12 and 2.23% in 9mths-12, from 2.13% and 2.17%, respectively, for the same periods of 2011. Net interest and dividend income, which was affected by a smaller balance sheet, amounted to $9.8 million in Q3-12 compared to $10.4 million in Q3-11, and $29.5 million in 9mths-12 compared to $31.7 million in 9mths-11.

•	Book value per common share (after subtracting preferred dividends in arrears) increased to $8.28 at September 30, 2012, from $8.07 at December 31, 2011.

Since early 2010 through September 30, 2012, INB has steadily lowered the interest rates offered on its deposit products to encourage deposit outflow and reduce the overall size of its balance sheet. This posture combined with the retention of operating earnings has increased INB’s regulatory capital ratios significantly during this period. During the same time, INB has also successfully focused on the reduction of its nonperforming and underperforming assets. In addition, as described in our 2011 10-K and 2012 Form10-Q filings to date, each of IBC and INB has also been operating under a formal agreement with its primary regulator during this period which has increased our regulatory expenses, imposed various operating restrictions on us and consumed a large amount of our senior management’s time and focus.

As of September 30, 2012, we believe that we were in compliance with all the requirements of both formal agreements. INB’s regulator has communicated to us that INB must have sustained performance with respect to several articles in its formal agreement in order to achieve full compliance. We cannot predict when the regulators will consider us in full compliance and when they will lift the formal agreements.

Our real estate lending activities continue to receive increased oversight from the regulators, including among other things, requiring us to reduce our internal commercial real estate loan concentration limits as a percentage of our regulatory capital, as that ratio is defined by the regulators. Furthermore, we cannot predict if additional regulatory burdens may be imposed on us in the future. Depending on market conditions and available lending opportunities that are suitable for us as described below, as well as any regulatory constraints that may affect us, the overall size of INB’s balance sheet or its loan portfolio may continue to decline in the near term.

We rely on INB’s lending activities for the bulk of our revenues. INB has always emphasized the origination of first mortgage loans secured by commercial and multifamily real estate. Historically, the amount of our loans in these two categories was more closely divided in proportion to each other. Over the past few years, due to increased liquidity in the banking system and widespread increasing competition for these types of loans, particularly multifamily loans in the New York City metropolitan area, the effective loan rates for many of these types of loans (both multifamily and commercial real estate) have been driven down substantially from historical levels, with rates currently being offered at 3% or below for 5 to 10 year multifamily balloon product, with a portion being interest only loans. In addition to this aggressive pricing by our competitors, government agency programs have increased the attractiveness of these loans and have further fueled interest rate and term competition. Further, the low rates have driven up the size of these loans in relation to the value of the underlying collateral.

As a matter of policy, we pursue the financing of multifamily and commercial real estate when we can get loan terms and rates we believe are suitable for us and which meet our underwriting standards. Current conditions in the marketplace have resulted in a large number of our existing loans being repaid through refinancing by other institutions and our new loan originations being more weighted towards commercial real estate loans, with an emphasis on mixed-use type properties and retail strip centers in the New York City metropolitan area.

This trend, in addition to reducing the overall yield on our loan portfolio as well as that of the banking industry in general, has caused our total commercial real estate loans as a percentage of our total loans to increase from December 31, 2006 to September 30, 2012 from 57% to 75%, compared to a decrease in our multifamily loans from 40% to 24% during the same period. Additionally, during the same time frame, as a result of lower market interest rates, competitive market conditions and lower pricing in originating loans, we have placed greater reliance on fixed-rate loan originations with somewhat longer maturities. To illustrate, fixed-rate loans constituted approximately 78% of the loan portfolio at September 30, 2012, compared to approximately 40% at December 31, 2006. Loans in the portfolio had an average life of approximately 3.7 years at September 30, 2012, compared with 3 years at December 31, 2006. We cannot predict whether all the trends or factors noted above will continue for an additional extended period and how they will impact our loan origination volumes and profitability over the long term.

As a result of our increased capital levels, we are exploring opportunities to repurchase our securities held by the U.S. Treasury as part of the Capital Purchase Program. Any repurchase would require regulatory approvals from both of our primary regulators. We would also need to repay accrued but unpaid interest on our junior subordinated debentures as well as accrued but unpaid dividends on our Series A preferred stock held by the Treasury in connection with the repurchase. See the section entitled “Liquidity and Capital Resources” in this report.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

A comparison of selected consolidated balance sheet information follows:

	At September 30, 2012		At December 31, 2011
	Carrying	% of	Carrying	% of
($ in thousands)	Value	Total Assets	Value	Total Assets
Cash and cash equivalents	$94,268	5.4%	$29,863	1.5%
Security investments, net	452,129	25.8	711,163	36.1
Loans receivable, net of deferred fees and loan loss allowance	1,126,789	64.3	1,133,375	57.6
Foreclosed real estate, net of valuation allowance	21,858	1.3	28,278	1.4
All other assets	56,836	3.2	66,861	3.4

Total assets	$1,751,880	100.0%	$1,969,540	100.0%

Deposits	$1,432,209	81.8%	$1,662,024	84.4%
Borrowed funds and related interest payable	69,487	4.0	78,606	4.0
All other liabilities	43,076	2.4	31,379	1.6

Total liabilities	1,544,772	88.2	1,772,009	90.0
Stockholders’ equity	207,108	11.8	197,531	10.0

Total liabilities and stockholders’ equity	$1,751,880	100.0%	$1,969,540	100.0%

General

Total assets at September 30, 2012 decreased to $1.75 billion from $1.97 billion at December 31, 2011, primarily reflecting a decrease in security investments and loans, partially offset by an increase in cash and short-term investments. The net decrease in assets was funded by a reduction in deposit liabilities and borrowed funds.

Cash and Cash Equivalents

Cash and cash equivalents increased to $94 million at September 30, 2012 from $30 million at December 31, 2011. The level of cash and cash equivalents fluctuates based on various factors, including our liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities. See the following section for the explanation as to the primary factor causing the increase in this line item. INB expects to utilize a large portion of the September 30 balance to fund new loans over the next several quarters.

See the section “Liquidity and Capital Resources” in this report for a discussion of our liquidity and funding commitments.

Security and Other Investments

The table below sets forth information about the composition of and changes to our security and other investments.

	Balance	Activity for the Period						Balance
($ in thousands)	At Dec 31, 2011	Purchased	Matured or Redeemed	Called By Issuer	Principal Payments	Amortization (Premium) Discount	OTTI	At Sep 30, 2012
Securities held to maturity:
U.S. government agencies (1)	$696,066	$143,513	$—	$(491,970)	$—	$(1,037)	$—	$346,572
Residential MBS (2)	—	99,438	—	—	(9,900)	(863)	—	88,675
State and municipal	—	535	—	—	—	(1)	—	534
Corporate (3)	4,378	—	—	—	—	—	(157)	4,221

	700,444	243,486	—	(491,970)	(9,900)	(1,901)	(157)	440,002
Other investments:
FRB and FHLB stock (4)	9,249	245	(1,037)	—	—	—	—	8,457
Time deposits with banks (5)	1,470	2,200	—	—	—	—	—	3,670

	$711,163	$245,931	$(1,037)	$(491,970)	$(9,900)	$(1,901)	$(157)	$452,129

(1)	Consist of investment grade debt obligations of the Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC).
(2)	Consist of investment grade residential mortgage-backed securities (MBS) issued by the Government National Mortgage Association (GNMA) and FNMA.
(3)	Consist of non-investment grade corporate securities (consisting of variable-rate pooled trust preferred securities (or TRUPs) backed by obligations of companies in the banking industry). As discussed in greater detail in note 3 to the financial statements in this report, other than temporary impairment charges totaling $3.8 million have been recorded on the TRUPs as of September 30, 2012.
(4)	In order for INB to be a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity, which amounted to $5.8 million and $2.6 million, respectively, at September 30, 2012. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was most recently at the rate of 4.50% on August 17, 2012. The total required investment fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.
(5)	At September 30, 2012, time deposits with banks had a weighted-average yield of 1.23% and remaining maturity of 2.68 years.

All of the investments in the above table were held by INB. Securities are classified as held to maturity and are carried at amortized cost when INB has the intent and ability to hold them to maturity. INB invests primarily in U.S. government agency debt obligations to emphasize safety and liquidity. In March 2012, INB also began purchasing MBS in an effort to increase the overall yield on its investment portfolio. The resulting proceeds from the reduction in total investments from December 31, 2011 was used to fund planned deposit outflow and a portion was being held temporarily in cash and short-term investments for anticipated funding of new loans as denoted earlier.

At September 30, 2012, the securities held to maturity portfolio had a weighted-average yield to earliest call date of 1.32% and a weighted-average remaining expected life and contractual maturity of 1.3 years and 7.2 years, respectively. Nearly all of the securities have fixed interest rates or have predetermined rate increases and call features that allow the issuer to call the security before its stated maturity without penalty. Over the next twelve months, approximately $300 million of securities in the portfolio could potentially be called or repaid assuming market interest rates remain at or near current levels. A large portion of the resulting proceeds would then be reinvested into similar securities and potentially at lower rates. At the time of purchase, securities with callable features routinely have higher yields than non-callable securities with the same maturity. However, the callable features or the expiration of the non-callable period of the security will most likely result in the early call of securities in a declining or flat rate environment, which results in re-investment risk of the proceeds.

At September 30, 2012 and December 31, 2011, the securities held-to-maturity portfolio’s estimated fair value was $439 million and $699 million, respectively. At September 30, 2012, the portfolio had a net unrealized loss of $1.3 million, compared to a net unrealized loss of $1.6 million at December 31, 2011.

For additional information concerning our securities held to maturity portfolio, see note 3 to the financial statements included in this report.

Loans Receivable, Net of Deferred Fees

Total loans receivable, net of deferred fees, amounted to $1.16 billion at September 30, 2012, unchanged from December 31, 2011.

The table below sets forth information regarding our loan portfolio.

	At September 30, 2012		At December 31, 2011
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Commercial real estate loans	373	$870,938	347	$864,470
Multifamily loans	155	277,101	161	290,011
Land loans	7	7,210	9	11,218

	535	1,155,249	517	1,165,699

One to four family loans	2	1,824	1	25
Commercial business loans	19	1,496	19	1,520
Consumer loans	14	371	12	329

	35	3,691	32	1,874

Loans receivable, gross (1)	570	1,158,940	549	1,167,573
Deferred loan fees		(3,769)		(3,783)

Loans receivable, net of deferred fees		1,155,171		1,163,790
Allowance for loan losses		(28,382)		(30,415)

Loans receivable, net		$1,126,789		$1,133,375

The table below sets forth the activity in the net loan portfolio during the first nine months of 2012.

($ in thousands)
Loans receivable, net, at December 31, 2011	$1,133,375
Originations	159,476
Principal repayments and sales	(164,619)
Transfers to foreclosed real estate	(1,457)
Chargeoffs, net of recoveries	(2,033)
Net decrease in deferred loan fees	14
Net decrease in allowance for loan losses	2,033

Loans receivable, net, at September 30, 2012	$1,126,789

New loan originations during the period had nearly all fixed interest rates and a weighted-average yield, term and loan-to-value ratio of 4.64%, 6.0 years and 58%, respectively. The new originations were comprised of $93 million of commercial real estate loans, $64 million of multifamily loans and $2 million of other loans. Loans paid off during the first nine months of 2012 had a weighted-average yield of 6.24%.

Loans in the portfolio that had fixed interest rates constituted approximately 85% of the loan portfolio at September 30, 2012. The portfolio also included loans (approximately 13% of the portfolio) that have terms that call for predetermined interest rate increases over the life of the loan. The entire loan portfolio had a short weighted-average remaining life of approximately 3.7 years as of September 30, 2012. See the section “Asset and Liability Management” in our 2011 10-K for a further discussion of our fixed-rate loans and their impact on our interest rate risk.

The loan portfolio at September 30, 2012 was also concentrated in mortgage loans secured by commercial and multifamily real estate properties located in New York (65%) and Florida (26%). We also have loans in Connecticut, Georgia, Indiana, Kentucky, Maryland, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia.

The properties collateralizing our loans include rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self storage facilities and some vacant land. At September 30, 2012, our loans secured by the aforementioned real estate consisted of 535 loans with an aggregate principal balance of $1.16 billion and an average loan size of $2.2 million. Loans with principal balances of more than $10 million consisted of 11 loans totaling $141 million, with the largest loan being $16.8 million. Loans with principal balances of $5 million to $10 million consisted of 46 loans and aggregated to $296 million.

The following table sets forth information regarding loans of more than $10 million at September 30, 2012:

($ in thousands)		Principal	Current	Maturity	Days
Property Type	Property Location	Balance	Interest Rate	Date	Past Due	Status
Retail	White Plains, New York	$16,837	4.30%	Apr 2017	None	Accrual
Office building	New York, New York	15,701	6.00%	Aug 2013	None	Accrual
Office building	New York, New York	15,317	6.13%	Apr 2015	None	Accrual
Office building	Miami, Florida	14,834	5.00%	Oct 2018	None	TDR-nonaccrual (1)
Multifamily	Tampa, Florida	12,596	6.00%	Sep 2020	None	Accrual
Hotel	New York, New York	11,370	4.00%	Dec 2016	None	Accrual
Office building	Fort Lauderdale, Florida	11,325	6.00%	May 2016	None	Accrual
Retail	Brooklyn, New York	11,085	6.00%	Nov 2013	None	Accrual
Hotel	New York, New York	10,880	6.00%	Jul 2014	None	Accrual
Retail	Manorville, New York	10,608	6.25%	Sep 2024	None	Accrual
Retail	New York, New York	10,481	4.50%	Jul 2022	None	Accrual

		$141,034

(1)	Loan was restructured in June 2011 and is performing in accordance with its restructured terms. Monthly payments are interest only based on 5.00% to June 1, 2013. Beginning July 1, 2013, monthly principal and interest payments resume with a 5.125% interest rate. Thereafter, the interest rate increases each year on June 1 as follows: 5.25%, 5.375%, 5.50%, 5.625% and 5.75%. Regulatory guidance requires the loan to remain on nonaccrual status as of September 30, 2012.

The table below sets forth the location of properties securing the real estate loan portfolio at September 30, 2012.

($ in thousands)	New York	Florida	New Jersey	Connecticut	Other States	Total
Commercial Real Estate:
Retail	$378,649	$95,914	$8,863	$5,775	$47,653	$536,854
Office buildings	89,055	50,221	14,597	3,765	11,219	168,857
Industrial/warehouses	26,069	2,423	668	—	—	29,160
Hotels	38,481	14,526	—	—	—	53,007
Mobile home parks	—	19,054	—	—	1,691	20,745
Parking lots/garages	23,444	—	—	—	—	23,444
Mini storage	21,073	8,584	—	—	—	29,657
Other	6,159	3,055	—	—	—	9,214
Multifamily	165,253	95,824	2,487	1,745	11,792	277,101
Land	938	6,272	—	—	—	7,210
One to four family	1,800	24	—	—	—	1,824

Total real estate loans	$750,921	$295,897	$26,615	$11,285	$72,355	$1,157,073

Loans on nonaccrual status	$8,034	$33,925	$1,393	$—	$4,605	$47,957

The table below sets forth the location of properties securing the real estate loan portfolio at December 31, 2011.

($ in thousands)	New York	Florida	New Jersey	Connecticut	Other States	Total
Commercial Real Estate:
Retail	$312,727	$89,576	$10,942	$4,562	$40,058	$457,865
Office buildings	128,075	51,540	14,987	3,824	11,638	210,064
Industrial/warehouses	61,326	5,004	731	—	—	67,061
Hotels	39,973	14,868	—	—	—	54,841
Mobile home parks	—	23,025	—	—	—	23,025
Parking lots/garages	23,896	—	—	—	—	23,896
Mini storage	4,729	8,699	—	—	—	13,428
Other	2,987	8,048	1,132	1,289	834	14,290
Multifamily	187,418	85,497	3,015	1,788	12,293	290,011
Land	2,608	8,610	—	—	—	11,218
One to four family	—	25	—	—	—	25

Total real estate loans	$763,739	$294,892	$30,807	$11,463	$64,823	$1,165,724

Loans on nonaccrual status	$17,055	$36,315	$1,566	$—	$2,304	$57,240

The following table sets forth information regarding loans outstanding at September 30, 2012 by year of origination:

($ in thousands)	Balance	% of	Balance Rated	% of	Balance	% of
Year Originated	Outstanding	Total	Substandard	Outstanding	Nonaccrual	Outstanding
2004 and prior	$176,835	15%	$—	—%	$—	—%
2005	81,840	7	10,868	13	4,273	5
2006	106,680	9	4,105	4	950	1
2007	191,478	17	52,305	27	34,370	18
2008	216,757	19	5,666	3	5,064	2
2009	128,967	11	4,542	3	—	—
2010	43,142	4	3,042	7	2,800	7
2011	63,142	5	—	—	—	—
2012	150,099	13	500	1	500	1

	$1,158,940	100%	$81,028	7%	$47,957	4%

The table below sets forth information regarding loans outstanding at December 31, 2011 by year of origination.

($ in thousands) Year Originated	Balance Outstanding	% of Total	Balance Rated Substandard	% of Outstanding	Balance Rated Doubtful	% of Outstanding	Balance Nonaccrual	% of Outstanding
2004 and prior	$186,081	16%	$—	—%	$—	—%	$—	—%
2005	89,807	8	14,119	16	—	—	8,422	9
2006	130,070	11	950	1	—	—	950	1
2007	235,658	20	52,130	22	712	1	39,751	17
2008	229,684	19	7,815	3	—	—	5,318	2
2009	159,687	14	1,436	1	—	—	—	—
2010	65,890	6	2,799	4	—	—	2,799	4
2011	70,696	6	—	—	—	—	—	—

	$1,167,573	100%	$79,249	7%	$712	1%	$57,240	5%

The table that follows summarizes loans we have rated as substandard and doubtful as of the dates indicated.

($ in thousands)	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011
Impaired loans:
Loans on nonaccrual status	$47,957	$50,643	$53,208	$57,240
TDRs on accruing status	14,167	14,596	8,980	9,030

Total impaired loans	62,124	65,239	62,188	66,270
Other non-impaired accruing substandard loans (1)	18,904	17,535	17,759	13,691

Total substandard and doubtful rated loans	$81,028	$82,774	$79,947	$79,961

(1)	Represent loans for which there were concerns regarding the ability of the borrowers to meet existing repayment terms. These loans reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loans. These loans may never become delinquent, nonaccrual or impaired. Potential problem loans, such as these, are closely monitored and considered in the determination of the overall adequacy of the allowance for loan losses.

For additional information concerning our loan portfolio, see note 4 to the financial statements included in this report.

Nonperforming Assets and Troubled Debt Restructured Loans (TDRs)

The table below summarizes nonperforming assets, TDRs, past due loans and selected ratios at the dates indicated.

($ in thousands)	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011
Nonaccrual loans:
Loans past due 90 days or more	$6,903	$11,157	$6,326	$7,216
Loans past due 31-89 days (1)	—	—	1,867	2,792
Loans past due 0-30 days (1)	2,305	500	811	1,526
TDR loans past due 0-30 days (2)	38,749	38,986	44,204	45,706

Total loans on nonaccrual status	47,957	50,643	53,208	57,240
Real estate acquired through foreclosure	21,858	26,370	27,767	28,278
Investment securities on a cash basis (3)	4,221	4,221	4,221	4,378

Total assets considered nonperforming	$74,036	$81,234	$85,196	$89,896

TDRs on an accruing status and 0-30 days past due (4)	$14,167	$14,597	$8,980	$9,030
Loans past due 90 days or more and still accruing (5)	$6,503	$5,290	$2,798	$1,925
Loans past due 60-89 days and still accruing	$15,477	$1,902	$6,303	$3,894
Loans past due 31-59 days and still accruing	$50	$—	$11,840	$24,876

Nonaccrual loans to total gross loans	4.14%	4.44%	4.59%	4.90%
Nonperforming assets to total assets	4.23%	4.36%	4.46%	4.56%
Allowance for loan losses to total net loans	2.46%	2.54%	2.52%	2.61%
Allowance for loan losses to nonaccrual loans	59.18%	56.96%	54.82%	53.14%

(1)	We may place a loan on nonaccrual status prior to it becoming past due 90 days based on the specific facts and circumstances associated with each loan that indicate that it is probable the borrower may not be able to continue making monthly payments. Interest income from payments made on nonaccrual loans is recognized on a cash basis (when collected) if the outstanding principal is determined to be collectible.
(2)	Represent loans whose terms have been modified through the deferral of principal and/or a partial reduction in interest payments, or extension of maturity term and are current as to payments and performing in accordance with their restructured terms, but are classified nonaccrual in accordance with regulatory guidance. At September 30, 2012, such loans totaled $39 million and were yielding 4.55%. Interest income from payments on such classified loans is also recognized on a cash basis.

A TDR that is on nonaccrual status can only be returned to accrual status if ultimate collectability of contractual principal is assured and the borrower has demonstrated satisfactory payment performance either before or after the restructuring (usually for a period of no shorter than six months). For those TDRs (which aggregate to 7 loans or $19.3 million at September 30, 2012) that have been partially charged-off (by a cumulative total of $7.4 million as of September 30, 2012), the evaluation for full repayment of contractual principal must also include the collectability of amounts charged off. Although the loans have been partially charged off for financial statement purposes, the borrowers remain obligated to pay all contractual principal due on all of the TDRs.

(3)	See note 3 to the financial statements included in this report for a discussion of these securities.
(4)	Represent loans whose terms have been modified through the deferral of principal and/or a partial reduction in interest payments, or extension of maturity term and are maintained on accrual status. All loans were performing and current and had a weighted-average yield of approximately 6.12% as of September 30, 2012.
(5)	At September 30, 2012, balance consisted of 4 loans that have matured and the borrowers were making monthly loan payments. The loans were in the process of being extended as of September 30, 2012.

The table that follows summarizes the change in total nonaccrual loans for the periods indicated.

($ in thousands)	Quarter Ended Sep 30, 2012	Quarter Ended Jun 30, 2012	Quarter Ended Mar 31, 2012	Nine-Months Ended Sep 30, 2012
Balance at beginning of period	$50,643	$53,208	$57,240	$57,240
Net new additions	872	5,972	1,176	8,020
Transfers to accruing TDR category	—	(5,453)	—	(5,453)
Chargeoffs	(548)	(498)	(1,430)	(2,476)
Payoffs and principal repayments	(1,553)	(2,586)	(3,778)	(7,917)
Transfers to foreclosed real estate	(1,457)	—	—	(1,457)

Balance at end of period	$47,957	$50,643	$53,208	$47,957

The table that follows summarizes the change in accruing TDRs for the periods indicated.

($ in thousands)	Quarter Ended Sep 30, 2012	Quarter Ended Jun 30, 2012	Quarter Ended Mar 31, 2012	Nine-Months Ended Sep 30, 2012
Balance at beginning of period	$14,597	$8,980	$9,030	$9,030
Net new additions	—	234	—	234
Transfers from non-accruing TDR category	—	5,453	—	5,453
Principal repayments	(430)	(70)	(50)	(550)

Balance at end of period	$14,167	$14,597	$8,980	$14,167

The table below sets forth information regarding TDRs at September 30, 2012.

($ in thousands)		Contractual
Property Type	Property Location	Principal Balance Due	Carrying Value (1)	Current Interest Rate	Maturity Date	Status/Classification
Warehouse	Brooklyn, New York	$950	$950	4.50%	Dec 2012	Performing/nonaccrual-cash basis
Retail	Maple Heights, Ohio	4,757	1,373	3.00%	Apr 2017	Performing/nonaccrual-cash basis
Retail	West Palm, Florida	5,549	4,320	4.00%	Aug 2014	Performing/nonaccrual-cash basis
Retail	Lake Worth, Florida	5,452	4,685	4.00%	Sep 2014	Performing/nonaccrual-cash basis
Retail	Hempstead, New York	3,313	3,013	3.50%	Sep 2013	Performing/nonaccrual-cash basis
Office building	Miami, Florida	14,834	14,834	5.00%	Sep 2018	Performing/nonaccrual-cash basis
Multifamily	Miami, Florida	2,584	1,960	6.25%	Feb 2016	Performing/nonaccrual-cash basis
Multifamily	Miramar, Florida	3,736	3,015	4.63%	Aug 2016	Performing/nonaccrual-cash basis
Office building	Verona, New Jersey	1,643	893	4.00%	Apr 2013	Performing/nonaccrual-cash basis
Retail	New York, New York	1,107	1,107	6.25%	Dec 2012	Performing/nonaccrual-cash basis
Multifamily	Orlando, Florida	2,312	2,312	4.50%	Nov 2015	Performing/nonaccrual-cash basis
Land	LIC, New York	286	286	6.25%	Jan 2013	Performing/nonaccrual-cash basis

		46,524	38,749	4.55%

Retail	Woodmere, New York	601	601	6.25%	Apr 2013	Performing/accrual
Retail	Monroe, New York	2,957	2,957	5.00%	Mar 2017	Performing/accrual
Multifamily	St. Pete, Florida	1,959	1,959	5.00%	May 2013	Performing/accrual
Retail	New York, New York	5,439	5,439	7.00%	Oct 2012	Performing/accrual
Multifamily	Lake Worth, Florida	877	877	6.00%	Oct 2016	Performing/accrual
Land	Carrabelle, Florida	2,102	2,102	6.00%	Dec 2012	Performing/accrual
Land	Shelter Island, New York	231	231	10.25%	Jun 2013	Performing/accrual

		14,167	14,167	6.12%

		$60,691	$52,916	4.97%

(1)	Represents contractual unpaid principal balance less any partial principal chargeoffs and interest received and applied as a reduction of principal. The borrowers remain obligated to pay all contractual amounts due.

Foreclosed Real Estate, Net of Valuation Allowance

The table that follows details real estate we owned through foreclosure at the dates indicated.

($ in thousands)				Net Carrying Value (1)		Last
Property Type and Description	City	State	Acquired	Sep 30, 2012	Dec 31, 2011	Appraised
1.1 acres of vacant waterfront land (2)	Hollywood	FL	2/08	$—	$1,876	Sep 2011
335 room vacant hotel	Orlando	FL	4/09	5,335	5,645	Sep 2011
7 story vacant office building and vacant lot	Yonkers	NY	8/09	1,334	1,334	Jun 2012
146 unit garden apartment complex - 75% occupied	Austell	GA	9/09	2,600	2,850	Sep 2011
39 acres of vacant land partially waterfront	Perryville	MD	4/10	1,133	1,133	Dec 2011
622 unit garden apartment complex - 71% occupied	Louisville	KY	7/10	6,685	7,488	Jun 2012
192 unit garden apartment complex - 94% occupied	Louisville	KY	7/10	3,315	3,389	Jun 2012
4 building office park - 65% occupied (3)	Jacksonville	FL	7/11	—	1,920	Jun 2012
4 story office building - 50% occupied (4)	Ft. Lauderdale	FL	10/11	—	2,643	Mar 2012
27,000 sq. foot industrial warehouse - 65% occupied	Sunrise	FL	9/12	1,456	—	Apr 2012

				$21,858	$28,278

(1)	Reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure.
(2)	Property sold in the third quarter of 2012 for $1.5 million. Property’s original cost basis upon transfer to real estate owned was $4.0 million.
(3)	Property sold in the third quarter of 2012 for $1.7 million. Property’s original cost basis upon transfer to real estate owned was $1.9 million.
(4)	Property sold in the third quarter of 2012 for $1.7 million. Property’s original cost basis upon transfer to real estate owned was $2.6 million.

We review our portfolio of real estate owned through foreclosure at least quarterly by performing market valuations of the properties, which normally consist of obtaining externally prepared appraisals at least annually for every property, as well as performing reviews of economic and real estate market conditions in the local area where the property is located, including taking into consideration discussions with real estate brokers and interested buyers, in order to determine if a valuation allowance is needed to reflect any decrease in the estimated fair value of the property since acquisition. All of the properties owned at September 30, 2012 were being marketed for sale.

At September 30, 2012, the total valuation allowance amounted to $5.3 million, compared to $6.0 million at December 31, 2011. During the first nine months of 2012, based on the factors described above, the real estate valuation allowance was increased by a total of $2.9 million through a charge to the provision for real estate losses. During the third quarter of 2012, three properties were sold as disclosed in the notes below the above table detailing real estate owned for a total of $4.9 million. In connection with these sales, total real estate chargeoffs of $3.6 million were recorded during the quarter ended September 30, 2012, which offset the above described increase to the valuation allowance.

The table that follows summarizes the change in foreclosed real estate for the period indicated.

($ in thousands)	Quarter Ended Sep 30, 2012	Quarter Ended Jun 30, 2012	Quarter Ended Mar 31, 2012	Nine-Months Ended Sep 30, 2012
Balance at beginning of period	$26,370	$27,767	$28,278	$28,278
Transfers from loan portfolio	1,457	—	—	1,457
Writedowns to carrying values subsequent to foreclosure	(1,025)	(1,397)	(511)	(2,933)
Sales	(4,944)	—	—	(4,944)

Balance at end of period	$21,858	$26,370	$27,767	$21,858

For additional information on nonaccrual loans, TDRs, past due loans and real estate owned and its corresponding valuation allowance, see notes 4 and 6 to the financial statements included in this report.

Allowance For Loan Losses

The allowance for loan losses amounted to $28.4 million at September 30, 2012, compared to $30.4 million at December 31, 2011. The allowance represented 2.46% of total loans (net of deferred fees) outstanding at September 30, 2012, compared to 2.61% at December 31, 2011. At September 30, 2012 and December 31, 2011, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $5.1 million and $8.0 million, respectively, for our impaired loans, which consist of all or our nonaccrual loans and accruing TDRs. All of our impaired loans had a related valuation allowance as described below.

The net decrease in the allowance of $2.0 million was due to $2.5 million of chargeoffs, partially offset by $0.5 million of partial recoveries of prior chargeoffs. The chargeoffs consisted of the following. A portion of 4 loans classified as nonaccrual TDRs (or $1.6 million of aggregate principal) was charged off for financial statement purposes based on annual updated appraisals received on the underlying collateral properties. Although these TDR loans continue to perform as agreed under the modified terms, we reduced their carrying value by these chargeoffs to reflect the lower appraised amounts of the underlying property. The borrowers remain obligated to pay all contractual principal due on the TDRs. In addition, chargeoffs totaling $0.3 million were recorded in connection with satisfaction of 3 nonaccrual loans at a discount and another $0.6 million was partially charged off on 2 other nonaccrual loans due to decreases in the estimated fair value of the underlying collateral.

At September 30, 2012, with respect to all of our impaired loans, which totaled $62.1 million, we have obtained current appraisals as follows: 13% dated within the last 3 months; 26% dated within the last 4-6 months; 47% dated within the last 7-9 months; and 15% within the last 10-12 months. Our policy is to obtain externally prepared appraisals for impaired loans and real estate owned at least annually.

For additional information on the allowance for loan losses, including the factors we use in maintaining a specific valuation allowance for our impaired loans and our policy regarding loan chrageoffs, see notes 1 and 5 to the financial statements included in this report.

All Other Assets

All other assets at September 30, 2012 (as denoted in the table under the caption “Comparison of Financial Condition at September 30, 2012 and December 31, 2011”) decreased to $57 million, from $67 million at December 31, 2011, primarily due to a $6.8 million decrease in our deferred tax asset resulting from the partial utilization of the asset to offset our taxable earnings (for additional information on the deferred tax asset, see note 12 to the financial statements included in this report).

Deposits

Total deposits at September 30, 2012 decreased to $1.43 billion from $1.66 billion at December 31, 2011, primarily reflecting decreases of $210 million in certificate of deposit accounts (CDs) and $23 million in money market deposit accounts.

At September 30, 2012, CDs totaled $989 million, and checking, savings and money market accounts aggregated to $443 million. The same categories of deposit accounts totaled $1.20 billion and $463 million, respectively, at December 31, 2011. INB has steadily lowered its overall deposit rates offered for its deposit products since early 2010 to encourage deposit outflow (including the ongoing repayment of maturing higher-cost brokered CDs) and reduce the overall size of its balance sheet.

CDs represented 69% of total consolidated deposits at September 30, 2012, compared to 72% at December 31, 2011. At September 30, 2012 and December 31, 2011, CDs included $85 million and $128 million of brokered deposits, respectively. For additional information on deposits and restrictions on deposit rates we can offer, see the section “Liquidity and Capital Resources” and note 7 to the financial statements included in this report.

Borrowed Funds and Related Interest Payable

Total borrowed funds and related interest payable decreased to $69.5 million at September 30, 2012, from $78.6 million at December 31, 2011, due to the maturity and repayment of $10.5 million of FHLB borrowings, partially offset by a $1.4 million increase in accrued interest payable on IBC’s outstanding debt, which is in the form of junior subordinated notes relating to its outstanding trust preferred securities. For additional information on and discussion of borrowed funds, see notes 8 and 9 to the financial statements included in this report, as well as the section entitled “Liquidity and Capital Resources.”

All Other Liabilities

All other liabilities at September 30, 2012 (as denoted in the table under the caption “Comparison of Financial Condition at September 30, 2012 and December 31, 2011”) amounted to $43 million, compared to $31 million at from December 31, 2011. The increase was due to higher levels of mortgage escrow funds payable ($8 million) and official checks outstanding ($5 million), partially offset by a $2 million decrease in accrued interest payable on deposits.

Mortgage escrow funds payable (which represent advance payments made to us by borrowers for property taxes and insurance that we remit to third parties) fluctuate based on the size of the loan portfolio, timing of payments by us to third parties and increases in general property tax and insurance rates.

Stockholders’ Equity

Stockholders’ equity increased to $207 million at September 30, 2012 from $198 million at December 31, 2011, primarily due to $8.7 million of net earnings before preferred dividend requirements.

The following table sets forth the changes in stockholders’ equity:

($ in thousands, except per share amounts)	Amount	Common Shares	Amount Per Share (2)
Common stockholders’ equity at December 31, 2011	$173,293	21,125,289	$8.20
Net earnings before preferred dividend requirements	8,692	—	0.40
Preferred dividends declared and paid (1)	—	—	—
Amortization of preferred stock discount	(290)	—	(0.01)
Issuance of common stock from option exercises	—	100	3.00
Issuance of restricted common stock	—	465,400	—
Forfeiture of restricted stock	—	(1,200)	—
Compensation from stock options and restricted stock	885	—	0.04

Common stockholders’ equity at September 30, 2012	$182,580	21,589,589	$8.46

Preferred stockholder’s equity at December 31, 2011 (1)	$24,238
Amortization of preferred stock discount	290

Preferred stockholder’s equity at September 30, 2012	$24,528

Total stockholders’ equity at September 30, 2012	$207,108

(1)	Represents 25,000 shares of IBC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, owned by the U.S. Treasury. See note 11 to the financial statements included in our 2011 10-K and note 10 to the financial statements included in this report on Form 10-Q.

In February 2010, IBC suspended the declaration and payment of preferred dividends on the Series A preferred stock. IBC has missed 11 dividend payments as of the date of filing of this report. At September 30, 2012, the amount of preferred dividends unpaid and in arrears totaled $3.8 million. Dividends in arrears are recorded as reduction in common stockholders’ equity only when they are declared and payable.

(2)	Common book value per share, after adjusting for preferred dividends in arrears of $3.8 million, was $8.28 at September 30, 2012.

Comparison of Results of Operations for the Quarters Ended September 30, 2012 and 2011

Overview

We reported net earnings available to common stockholders for the third quarter of 2012 (“Q3-12”) of $2.2 million or $0.10 per diluted share, compared to net earnings of $2.6 million, or $0.12 per diluted share, for the third quarter of 2011 (“Q3-11”). The results and per share amounts reported for both periods were net of preferred dividend requirements related to IBC’s outstanding preferred stock held by the U.S. Treasury.

Selected information regarding our results of operations follows:

	For the Quarter Ended, September 30,
($ in thousands)	2012	2011	Change
Interest and dividend income	$19,082	$23,160	$(4,078)
Interest expense	9,223	12,729	(3,506)

Net interest and dividend income	9,859	10,431	(572)
Provision for loan losses	—	2,191	(2,191)
Noninterest income	1,187	2,004	(817)
Noninterest expenses:
Provision for real estate losses	1,025	701	324
Real estate activities expenses	883	121	762
Operating expenses	4,160	3,578	582

Earnings before income taxes	4,978	5,844	(866)
Provision for income taxes	2,300	2,771	(471)

Net earnings	2,678	3,073	(395)
Less: preferred dividend requirements and discount amortization (1)	453	435	18

Net earnings available to common stockholders	$2,225	$2,638	$(413)

(1)	Represents dividend requirements on cumulative preferred stock held by the U.S. Treasury and amortization of related preferred stock discount. See note 10 to the financial statements in this report on Form 10-Q.

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

Our net interest and dividend income (detailed in the table on the next page) decreased by $0.6 million to $9.8 million in Q3-12 from $10.4 million in Q3-11. The decrease largely reflected a planned reduction in the size of our balance sheet, as well as fewer suitable lending opportunities, particularly in 2011.

In Q3-12, our total average interest-earning assets decreased by $245 million from Q3-11, reflecting decreases of $66 million in average loans and $179 million in average total securities and overnight investments. At the same time, average deposits and borrowed funds decreased by $222 million and $12 million, respectively, while average stockholders’ equity increased by $13 million. The reduction in the balance sheet positively impacted our regulatory capital ratios, but negatively impacted our total net interest and dividend income.

Our net interest margin increased to 2.32% in Q3-12 from 2.13% in Q3-11. The margin benefited from an improved interest rate spread, partially offset by an $11 million decrease in net average interest-earning assets due to a higher level of cash on hand.

The interest rate spread improved by 20 basis points due to the steady reduction in the rates we paid on deposits and the run off of higher-cost CDs and borrowings, largely offset by payoffs of higher yielding loans and calls of higher yielding security investments, coupled with the re-investment of a large portion of these cash inflows into new loans and securities at lower market interest rates. Overall, our average cost of funds decreased by 46 basis points to 2.35% in Q3-12, from 2.81% in Q3-11, while our average yield on interest-earning assets decreased at a slower pace or by 26 basis points to 4.48% in Q3-12, from 4.74% in Q3-11.

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

	For the Quarter Ended
	September 30, 2012			September 30, 2011
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Commercial real estate loans	$870,223	$13,063	5.97%	$892,795	$14,499	6.44%
Multifamily loans	279,794	4,094	5.82	321,664	5,191	6.40
Land loans	9,510	162	6.78	11,371	193	6.73
All other loans	2,511	32	5.07	2,219	29	5.18

Total loans (1)	1,162,038	17,351	5.94	1,228,049	19,912	6.43

U.S. government agencies securities	417,780	1,300	1.24	691,396	3,093	1.77
Residential mortgage-backed securities	92,897	281	1.20	—	—	—
State and municipal securities	534	2	1.49	—	—	—
Corporate securities	4,221	17	1.60	4,475	24	2.13
FRB and FHLB stock	8,568	119	5.53	9,420	129	5.43

Total securities	524,000	1,719	1.31	705,291	3,246	1.83

Other interest-earning assets	7,987	12	0.60	6,179	2	0.13

Total interest-earning assets	1,694,025	$19,082	4.48%	1,939,519	$23,160	4.74%

Noninterest-earning assets	120,859			96,893

Total assets	$1,814,884			$2,036,412

Interest-bearing liabilities:
Interest checking deposits	$13,387	$15	0.45%	$10,471	$20	0.76%
Savings deposits	9,298	7	0.30	9,052	15	0.66
Money market deposits	422,297	459	0.43	433,634	945	0.86
Certificates of deposit	1,049,265	8,173	3.10	1,263,372	10,998	3.45

Total deposit accounts	1,494,247	8,654	2.30	1,716,529	11,978	2.77

FHLB advances	9,511	103	4.31	21,446	220	4.07
Debentures - capital securities	56,702	466	3.27	56,702	531	3.72

Total borrowed funds	66,213	569	3.42	78,148	751	3.81

Total interest-bearing liabilities	$1,560,460	$9,223	2.35%	$1,794,677	$12,729	2.81%

Noninterest-bearing deposits	4,719			4,197
Noninterest-bearing liabilities	44,499			45,224
Preferred stockholder’s equity	24,464			24,078
Common stockholders’ equity	180,742			168,236

Total stockholders’ equity	205,206			192,314

Total liabilities and stockholders’ equity	$1,814,884			$2,036,412

Net interest and dividend income/spread		$9,859	2.13%		$10,431	1.93%

Net interest-earning assets/margin (3)	$133,565		2.32%	$144,842		2.13%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.09			1.08
Other Ratios:
Return on average assets (2)	0.59%			0.60%
Return on average common equity (2)	5.93%			7.31%
Return on total average equity (2)	5.22%			6.39%
Noninterest expense to average assets (2) (5)	0.92%			0.70%
Efficiency ratio (4)	38%			29%
Average stockholders’ equity to average assets	11.31%			9.44%

(1)	Includes average nonaccrual loans of $49.6 million in the 2012 period versus $48.4 million in the 2011 period. Total interest income not accrued on such loans and excluded from the table totaled $0.2 million in both 2012 and 2011 periods.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.49% and 2.46% for the 2012 and 2011 period, respectively.
(4)	Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate activities expenses) as a percentage of net interest and dividend income plus noninterest income.
(5)	Noninterest expenses for this ratio exclude real estate activities expenses.

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

	For the Quarter Ended September 30, 2012 vs. September 30, 2011
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(1,515)	$(1,060)	$14	$(2,561)
Securities	(920)	(1,224)	617	(1,527)
Other interest-earning assets	7	1	2	10

Total interest-earning assets	(2,428)	(2,283)	633	(4,078)

Interest-bearing liabilities:
Interest checking deposits	(8)	6	(3)	(5)
Savings deposits	(8)	—	—	(8)
Money market deposits	(466)	(24)	4	(486)
Certificates of deposit	(1,105)	(1,847)	127	(2,825)

Total deposit accounts	(1,587)	(1,865)	128	(3,324)

Total borrowed funds	(51)	(121)	(10)	(182)

Total interest-bearing liabilities	(1,638)	(1,986)	118	(3,506)

Net change in interest and dividend income	$(790)	$(297)	$515	$(572)

Provision for Loan Losses

There was no required provision for loan losses in Q3-12, compared to a provision of $2.2 million in Q3-11. The decrease was based on our review of the adequacy of the allowance for loan losses and was primarily attributable to fewer loans outstanding and fewer credit rating downgrades in Q3-12 compared to Q3-11. A detailed discussion of the factors and estimates we use in determining the adequacy of the allowance for loan losses can be found under the caption “Critical Accounting Policies” on pages 46 to 51 in our 2011 10-K.

Noninterest Income

Noninterest income decreased to $1.2 million in Q3-12 from $2.0 million in Q3-11, primarily due to a $0.8 million decrease in income from loan prepayments, which consists of the full recognition of any unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases.

Noninterest Expenses

The provision for real estate losses amounted to $1.0 million in Q3-12, compared to $0.7 million in Q3-11. The provisions are a function of lower estimated values on several properties we own through foreclosure. See the section entitled “Nonperforming Assets and Troubled Debt Restructured Loans (TDRs),” for a list of real estate owned and related information thereon and an explanation on how the provision is derived.

Real estate activities expenses increased to $0.9 million in Q3-12 from $0.1 million in Q3-11, primarily reflecting a higher level of expenses (primarily increased repairs, maintenance and insurance costs) associated with real estate owned. Additionally, the amount for Q3-11 was reduced by a $0.2 million gain recognized from the transfer of one loan to foreclosed real estate (due to the collateral property’s then estimated fair value being greater than the loan’s outstanding balance) and $0.2 million of rental income on one property, both of which did not recur in the Q3-12 period. Real estate activities expenses are comprised of real estate taxes, repairs and maintenance, insurance, utilities and other charges (net of any rental income earned from the operation of the property) that are required in protecting our interest in real estate acquired through foreclosure and various properties collateralizing our nonaccrual loans.

Operating expenses amounted to $4.2 million in Q3-12, compared to $3.6 million in Q3-11, reflecting primarily a $0.4 million aggregate increase in salaries, benefits and stock compensation expense, including the impact of several new officer positions filled during 2012, and a $0.2 million increase in deposit insurance expense. We employed 77 people as of September 30, 2012, versus 75 at September 30, 2011. The higher deposit insurance expense in Q3-12 compared to Q3-11 was a function of a favorable adjustment of $0.3 million recorded in Q3-11 arising from a change in the FDIC’s formula for assessing premiums resulting from the Dodd-Frank Wall Street Reform & Consumer Protection Act as more fully described in our September 30, 2011 10Q and our 2011-10K.

Notwithstanding the adjustment, FDIC insurance expense reported in Q3-12 would have declined from Q3-11 due to a lower level of deposits outstanding.

Stock compensation expense in Q3-12 amounted to $309,000, compared to $78,000 in Q3-11, with the increase resulting from stock awards described below. On January 19, 2012, we awarded a total of 465,400 shares of restricted common stock under our shareholder-approved equity incentive plan as follows: a total of 175,000 shares to our executive officers; a total of 240,000 shares to our non-employee directors; and a total of 50,400 shares to our other officers and employees. For the executive officers, the awards vest in two installments, with two thirds vesting on the second anniversary of the grant and the remaining one third on the third anniversary of the grant. For the non-employee directors, the awards vest 100% on the first anniversary of the grant. For the other officers and employees, the awards vest in three equal installments, with one third on each of the first three anniversaries of the grant date. Vesting is subject to the grantee’s continued employment with us, or in the case of non-employee directors, the grantee continuing to serve as our director, on the aforementioned anniversary dates. All of the awards are subject to accelerated vesting upon the death or disability of the grantee or upon a change in control of our company, as defined in the restricted stock agreements. The grant date fair value for each award was $2.90 per share, or a total fair value of $1.4 million, based on the closing market price of the common stock on the grant date of January 19, 2012. Such amount is being recognized as stock compensation expense over the related vesting periods. There were no equity compensation awards made in 2011.

For additional information on our outstanding stock compensation awards, see note 11 to the financial statements included in this report on Form 10-Q.

Provision for Income Taxes

We recorded a provision for income tax expense of $2.3 million in Q3-12 on pre-tax income of $5.0 million, compared to income tax expense of $2.8 million on pre-tax income of $5.8 million in Q3-11. Our effective income tax rate (inclusive of state and local taxes) was approximately 46% in Q3-12 and 47% in Q3-11. Income tax expense for both periods reflects the partial utilization of our deferred tax asset.

For additional information on our deferred tax asset, a large portion of which is attributable to a net operating loss carryforward generated in the second quarter of 2010, see note 12 to the financial statements included in this report.

Comparison of Results of Operations for the Nine-Months Ended September 30, 2012 and 2011

Overview

We reported net earnings available to common stockholders for the nine-months ended September 30, 2012 (“9mths-12”) of $7.3 million or $0.34 per diluted share, compared to net earnings of $6.8 million, or $0.32 per diluted share, for the nine-months ended September 30, 2011 (“9mths-11”). The results and per share amounts reported for both periods were net of preferred dividend requirements related to IBC’s outstanding preferred stock held by the U.S. Treasury.

Selected information regarding our results of operations follows:

	For the Nine-Months Ended September 30,
($ in thousands)	2012	2011	Change
Interest and dividend income	$59,486	$70,671	$(11,185)
Interest expense	29,964	39,016	(9,052)

Net interest and dividend income	29,522	31,655	(2,133)
Provision for loan losses	—	4,978	(4,978)
Noninterest income	3,718	3,334	384
Noninterest expenses:
Provision for real estate losses	2,933	1,979	954
Real estate activities expenses	1,822	1,000	822
Operating expenses	12,473	12,087	386

Earnings before income taxes	16,012	14,945	1,067
Provision for income taxes	7,320	6,833	487

Net earnings	8,692	8,112	580
Less: preferred dividend requirements and discount amortization (1)	1,345	1,290	55

Net earnings available to common stockholders	$7,347	$6,822	$525

(1)	Represents dividend requirements on cumulative preferred stock held by the U.S. Treasury and amortization of related preferred stock discount. See note 10 to the financial statements in this report on Form 10-Q.

Net Interest and Dividend Income

Our net interest and dividend income (detailed in the table on the next page) decreased by $2.2 million to $29.5 million in 9mths-12 from $31.7 million in 9mths-11 due to a smaller balance sheet. In 9mths-12, our total average interest-earning assets decreased by $183 million from 9mths-11, reflecting a $119 million decrease in average loans and a $64 million decrease in average total security and overnight investments. At the same time, average deposits and borrowed funds decreased by $155 million and $12 million, respectively, while average stockholders’ equity increased by $13 million.

Our net interest margin increased to 2.23% in 9mths-12 from 2.17% in 9mths-11 as a 10 basis point increase in the interest rate spread was partially offset by a $16 million decrease in net average interest-earning assets due to a higher level of cash on hand. Overall, our average cost of funds decreased by 45 basis points to 2.45% in 9mths-12, from 2.90% in 9mths-11, while our average yield on interest-earning assets decreased at a slower pace or by 35 basis points to 4.50% in 9mths-12, from 4.85% in 9mths-11.

The reasons for the changes described above are the same as those noted for the quarterly period and are described in the section entitled “Comparison of Results of Operations for the Quarters Ended September 30, 2012 and 2011” under the caption “Net Interest and Dividend Income.”

See the section “Liquidity and Capital Resources” in this report for additional discussion on our deposits, borrowings and brokered CDs.

The following table provides information for the periods indicated, the contents of which are described above in a similar table in the section entitled “Comparison of Results of Operations for the Quarters Ended September 30, 2012 and 2011” under the caption “Net Interest and Dividend Income.”

	For the Nine-Months Ended,
	September 30, 2012			September 30, 2011
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Commercial real estate loans	$868,936	$39,992	6.15%	$914,068	$44,282	6.48%
Multifamily loans	280,615	12,587	5.99	352,974	16,984	6.43
Land loans	10,552	542	6.86	12,016	629	7.00
All other loans	2,121	81	5.10	2,068	81	5.24

Total loans (1)	1,162,224	53,202	6.11	1,281,126	61,976	6.47

U.S. government agencies securities	529,327	5,319	1.34	639,808	8,233	1.72
Residential mortgage-backed securities	52,863	509	1.29	—	—	—
State and municipal securities	238	2	1.12	—	—	—
Corporate securities	4,272	52	1.63	4,510	33	0.98
FRB and FHLB stock	8,755	373	5.69	9,625	415	5.76

Total securities	595,455	6,255	1.40	653,943	8,681	1.77

Other interest-earning assets	7,576	29	0.51	13,204	14	0.14

Total interest-earning assets	1,765,255	$59,486	4.50%	1,948,273	$70,671	4.85%

Noninterest-earning assets	117,059			88,942

Total assets	$1,882,314			$2,037,215

Interest-bearing liabilities:
Interest checking deposits	$12,828	$51	0.53%	$10,451	$62	0.79%
Savings deposits	9,235	27	0.39	9,333	45	0.64
Money market deposits	430,322	1,723	0.53	429,891	2,891	0.90
Certificates of deposit	1,112,883	26,413	3.17	1,270,631	33,686	3.54

Total deposit accounts	1,565,268	28,214	2.41	1,720,306	36,684	2.85

FHLB advances	11,216	358	4.26	22,947	702	4.09
Debentures - capital securities	56,702	1,392	3.28	56,702	1,629	3.84
Mortgage note payable	—	—	—	29	1	4.61

Total borrowed funds	67,918	1,750	3.44	79,678	2,332	3.91

Total interest-bearing liabilities	$1,633,186	$29,964	2.45%	$1,799,984	$39,016	2.90%

Noninterest-bearing deposits	4,525			4,257
Noninterest-bearing liabilities	42,650			43,578
Preferred stockholder’s equity	24,371			23,992
Common stockholders’ equity	177,582			165,404

Total stockholders’ equity	201,953			189,396

Total liabilities and stockholders’ equity	$1,882,314			$2,037,215

Net interest and dividend income/spread		$29,522	2.05%		$31,655	1.95%

Net interest-earning assets/margin (3)	$132,069		2.23%	$148,289		2.17%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.08			1.08

Other Ratios:
Return on average assets (2)	0.62%			0.53%
Return on average common equity (2)	6.53%			6.54%
Return on total average equity (2)	5.74%			5.71%
Noninterest expense to average assets (2) (5)	0.88%			0.79%
Efficiency ratio (4)	38%			35%
Average stockholders’ equity to average assets	10.73%			9.30%

(1)	Includes average nonaccrual loans of $53.9 million in the 2012 period versus $48.1 million in the 2011 period. Total interest income not accrued on such loans and excluded from the table totaled $0.4 million in the 2012 period and $0.6 million in the 2011 period.
(2)	Annualized.

(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.44% and 2.31% for the 2012 and 2011 period, respectively.
(4)	Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate activities expenses) as a percentage of net interest and dividend income plus noninterest income.
(5)	Noninterest expenses for this ratio exclude real estate activities expenses.

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

	For the Nine-Months Ended September 30, 2012 vs. September 30, 2011
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(3,442)	$(5,758)	$426	$(8,774)
Securities	(1,806)	(1,465)	845	(2,426)
Other interest-earning assets	37	(6)	(16)	15

Total interest-earning assets	(5,211)	(7,229)	1,255	(11,185)

Interest-bearing liabilities:
Interest checking deposits	(20)	14	(5)	(11)
Savings deposits	(17)	—	(1)	(18)
Money market deposits	(1,193)	3	22	(1,168)
Certificates of deposit	(3,526)	(4,188)	441	(7,273)

Total deposit accounts	(4,756)	(4,171)	457	(8,470)

Total borrowed funds	(210)	(361)	(11)	(582)

Total interest-bearing liabilities	(4,966)	(4,532)	446	(9,052)

Net change in interest and dividend income	$(245)	$(2,697)	$809	$(2,133)

Provision for Loan Losses

There was no provision for loan losses in 9mths-12, compared to a provision of $5.0 million in 9mths-11. The decrease was based on our review of the adequacy of the allowance for loan losses and was primarily attributable to fewer loans outstanding and fewer credit rating downgrades in 9mths-12 compared to 9mths-11. A detailed discussion of the factors and estimates we use in determining the adequacy of the allowance for loan losses can be found under the caption “Critical Accounting Policies” on pages 46 to 51 in our 2011 10-K.

Noninterest Income

Noninterest income increased to $3.7 million in 9mths-12 from $3.3 million in 9mths-11, primarily due to a $0.7 million increase in income from loan prepayments (which consists of the full recognition of any unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases), partially offset by a $0.3 million decrease in income from other mortgage related service fees.

Noninterest Expenses

The provision for real estate losses amounted to $3.0 million in 9mths-12, compared to $2.0 million in 9mths-11.

Real estate activities expenses increased to $1.8 million in 9mths-12, from $1.0 million in 9mths-11.

Operating expenses increased to $12.5 million in 9mths-12, from $12.1 million in 9mths-11, primarily due to a $1.0 million aggregate increase in salaries, benefits and stock compensation expense, including the impact of several new officer positions filled during 2012, partially offset by a $0.6 million decrease in FDIC deposit insurance expense. Stock compensation expense in 9mths-12 amounted to $885,000, compared to $233,000 in 9mths-11.

See the section entitled “Comparison of Results of Operations for the Quarters Ended September 30, 2012 and 2011” under the caption “Noninterest Expenses” for a further discussion of the reasons for the changes in the above categories of noninterest expenses.

Provision for Income Taxes

We recorded a provision for income tax expense of $7.3 million in 9mths-12 on pre-tax income of $16.0 million, compared to income tax expense of $6.8 million on pre-tax income of $14.9 million in 9mths-11. Our effective income tax rate (inclusive of state and local taxes) was approximately 46% in 9mths-12 and 9mths-11. Income tax expense for both periods reflects the partial utilization of our deferred tax asset.

For additional information on our deferred tax asset, a large portion of which is attributable to a net operating loss carryforward generated in the second quarter of 2010, see note 12 to the financial statements included in this report.

Off-Balance Sheet and Other Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financing needs of our customers. For a further information on and discussion of these instruments, see note 14 to the financial statements included in this report.

Liquidity and Capital Resources

General. The following discussion serves as an update to the section “Liquidity and Capital Resources” beginning on page 65 of our 2011 10-K, and should be read in conjunction with that discussion. For detail concerning our actual cash flows for the nine-months ended September 30, 2012, see the condensed consolidated statements of cash flows included in this report.

Intervest National Bank. At September 30, 2012, INB had cash and short-term investments totaling $92 million and approved commitments to lend of $28 million (which excludes an additional $38 million of potential new loan commitments that were in process as of September 30, 2012), most of which are anticipated to be funded over the next 12 months from the sources of funds described below.

Credit lines. At September 30, 2012, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $481 million from the FHLB and FRB, and INB also had access to overnight unsecured lines of credit totaling $30 million. This total borrowing capacity of $511 million represents a decrease of $250 million from December 31, 2011, due to a lower level of outstanding security investments. At September 30, 2012, INB’s secured lines of credit represented approximately 56% of INB’s deposits that are considered sensitive (money-market accounts and all certificate of deposit accounts (CDs), inclusive of brokered CDs, maturing within one year). In the event that any of INB’s existing lines of credit were not accessible or were limited, INB could designate all or a portion of its un-pledged U.S. government agency investment securities portfolio as available for sale and sell such securities as needed to provide liquidity.

Deposits. At September 30, 2012, total consolidated deposits amounted to $1.43 billion consisting of CDs totaling $989 million, and checking, savings and money market accounts aggregating to $443 million. CDs represented 69% of total deposits and CDs of $100,000 or more totaled $489 million and included $85 million of brokered deposits. Brokered deposits had a weighted-average remaining term and stated interest rate of 1.9 years and 4.89%, respectively, at September 30, 2012, and $36 million mature by September 30, 2013. At September 30, 2012, $441 million, or 45%, of total CDs (inclusive of brokered deposits) mature within one year. INB expects to repay its brokered deposits as they mature and to retain or replace a significant portion of its remaining maturing CDs, although no assurance can be given that the deposit restrictions discussed below will not negatively impact INB’s ability to retain or attract deposits in the future. These restrictions may negatively impact INB’s ability to offer competitive deposit rates in its primary deposit-gathering market areas.

In the first nine months of 2012, INB experienced net deposit outflow of $230 million, consisting of the repayment of $43 million of maturing brokered deposits and $167 million of other maturing CDs and a $20 million net reduction in money market and checking deposit accounts. INB has steadily lowered its overall deposit rates offered for its deposit products since early 2010 to encourage deposit outflow and reduce the overall size of its balance sheet. Depending on market conditions and available lending opportunities, INB may decrease the size of its balance sheet further in the near term. INB’s total deposits may also decrease further due to the expected repayment of its maturing brokered deposits and from the potential effects of deposit rate restrictions that have been imposed on INB.

As a result of its Formal Agreement with the OCC, its primary regulator, INB is required (in the absence of obtaining a waiver from the FDIC) to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC. At September 30, 2012, INB was in compliance with this requirement on all of its deposit products. Rates offered by INB on certain of its deposit products as of September 30, 2012 ranged as follows: money market accounts – offered at 0.38% or 50 basis points below the maximum; 1 year CD – offered at 0.60% or 40 basis points below the maximum; 3 year CD – offered at 1.00% or 32 basis points below the maximum; and a 5 year CD – offered at 1.69% and at the maximum. Furthermore, INB is also not allowed to accept, renew or rollover brokered deposits without the prior approval of the OCC. INB has not accessed the brokered deposit market since September 2009.

INB expects to fund future deposit outflow, if any, through a portion of the cash flows from the repayments of loans and/or expected calls of its agency security investments. INB’s current objective is to maintain its deposit rates at levels that are in compliance with its deposit rate restrictions while attempting to promote a stable deposit base that can be adjusted to meet its cash flow needs. INB has historically targeted its loan-to-deposit ratio in a range from 75% to 85%. This ratio stood at 76% as of September 30, 2012.

Loans and Securities. At September 30, 2012, INB had $212 million, or 18%, of its loan portfolio (excluding nonaccrual loans) scheduled to mature within one year. INB expects to extend or refinance a portion of these maturing loans. Additionally, over the next twelve months, approximately $300 million of INB’s security investments could potentially be called if interest rates remain at or near current levels. Absent a need for these cash inflows, a large portion is expected to be reinvested into similar securities, with potentially lower market rates.

Borrowed Funds. In the first nine months of 2012, INB repaid $10.5 million of its maturing FHLB advances. At September 30, 2012, INB had $7.0 million of FHLB advances outstanding, of which $3.0 million and $4.0 million mature in March and September 2013, respectively. INB expects to have the flexibility to either repay or replace its outstanding borrowings as they mature from the sources of funds described above.

Capital Resources. As discussed in note 15 to the financial statements included in this report, at September 30, 2012, INB’s regulatory capital ratios exceeded its current minimum requirements. INB does not expect to need additional capital over the next twelve months.

Intervest Bancshares Corporation. At September 30, 2012, IBC had cash and short-term investments totaling $8.2 million, of which $7.9 million was available for use (inclusive of $6.2 million on deposit with INB). At September 30, 2012, IBC had accumulated and unpaid preferred (TARP) dividends in arrears of $3.8 million and accrued and unpaid interest of $5.8 million on its outstanding debt, which is in the form of trust preferred securities.

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

The deferral of interest payments does not constitute a default under the indentures governing the trust preferred securities. With respect to the preferred stock, if IBC misses six quarterly preferred dividend payments, whether or not consecutive, the U.S.Treasury, the current holder of the preferred stock, has the right to appoint two directors to IBC’s Board of Directors until all accrued but unpaid dividends have been paid. IBC has missed 11 dividend payments as of the date of filing of this report. See note 10 to the financial statements included in this report for a further discussion of missed dividend payments and the U.S. Treasury’s appointment of two directors.

Capital Resources. As discussed in note 15 to the financial statements included in this report, IBC’s regulatory capital ratios at September 30, 2012 exceeded its current minimum requirements and IBC does not expect to need additional capital over the next twelve months.

TARP. As a result of our increased capital levels, we have begun exploring opportunities to repurchase our securities held by the U.S. Treasury as part of the Capital Purchase Program. Any repurchase would require regulatory approvals from both the OCC and the FRB. We would also need to repay accrued but unpaid interest on our junior subordinated debentures as well as accrued but unpaid dividends on our Series A preferred stock held by the Treasury in connection with any such repurchase.

Because IBC’s main source of funds to take the foregoing actions would be a cash dividend from INB, these actions would require the approval of both INB’s primary regulator, the OCC, and IBC’s primary regulator, the FRB. There can be no assurance that we will receive the required approvals. See note 10 to the financial statements included in this report for a further discussion of the TARP securities.

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

Contractual Obligations

The table below summarizes our contractual obligations as of September 30, 2012.

		Amounts Due In the Period
($ in thousands)	Total	Oct 1 to Dec 31, 2012	2013 and 2014	2015 and 2016	2017 and Later
Deposits with stated maturities	$989,425	$103,728	$670,270	$137,879	$77,548
Deposits with no stated maturities	442,784	442,784	—	—	—
Subordinated debentures - capital securities	56,702	—	—	—	56,702
Unfunded loan commitments and lines of credit (1)	28,299	28,299	—	—	—
Mortgage escrow payable and official checks outstanding	38,301	38,301	—	—	—
Operating lease payments	17,765	365	3,000	3,075	11,325
FHLB advances	7,000	—	7,000	—	—
Accrued interest payable on all borrowed funds (2)	5,785	5,785	—	—	—
Preferred cumulative dividends unpaid and in arrears (2)	3,840	3,840	—	—	—
Accrued interest payable on deposits	1,967	1,967	—	—	—
Preferred cumulative dividends (3)	1,563	313	1,250	—	—
Death benefit payments	512	74	438	—	—

	$1,593,943	$625,456	$681,958	$140,954	$145,575

(1)	Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
(2)	Assumes dividends in arrears and accrued interest payable on TRUPs will be repaid by December 31, 2012.
(3)	Assumes $25 million of cumulative preferred stock will be outstanding through December 2013 with a dividend rate of 5% per year.

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

At September 30, 2012, the gap analysis that follows indicated that our interest-bearing liabilities that were scheduled to mature or reprice within one-year exceeded our interest-earning assets that were scheduled to mature or reprice within one-year. This one-year interest rate sensitivity gap amounted to a negative $320 million, or a negative 18.3% of total assets, at September 30, 2012. As a result of the negative one-year gap, the composition of our balance sheet at September 30, 2012 was considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

The table below summarizes our interest-earning assets and interest-bearing liabilities as of September 30, 2012, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-5 Years	Over 5 Years	Total
Loans (1)	$64,325	$234,432	$647,281	$164,945	$1,110,983
Loans - performing nonaccrual TDRs (1)	4,370	31,046	3,333	—	38,749
Securities held to maturity (2)	188,184	98,392	139,446	9,759	435,781
Short-term investments	5,137	—	—	—	5,137
FRB and FHLB stock	2,618	—	—	5,839	8,457
Interest-earning time deposits with banks	—	—	3,670	—	3,670

Total rate-sensitive assets	$264,634	$363,870	$793,730	$180,543	$1,602,777

Deposit accounts (3):
Interest checking deposits	$13,069	$—	$—	$—	$13,069
Savings deposits	9,074	—	—	—	9,074
Money market deposits	416,095	—	—	—	416,095
Certificates of deposit	103,728	337,344	540,659	7,694	989,425

Total deposits	541,966	337,344	540,659	7,694	1,427,663

FHLB advances (1)	—	7,000	—	—	7,000
Subordinated debentures- capital securities (1)	56,702	—	—	—	56,702
Accrued interest on all borrowed funds (1)	5,785	—	—	—	5,785

Total borrowed funds	62,487	7,000	—	—	69,487

Total rate-sensitive liabilities	$604,453	$344,344	$540,659	$7,694	$1,497,150

GAP (repricing differences)	$(339,819)	$19,526	$253,071	$172,849	$105,627

Cumulative GAP	$(339,819)	$(320,293)	$(67,222)	$105,627	$105,627

Cumulative GAP to total assets	(19.4)%	(18.3)%	(3.8)%	6.0%	6.0%

Significant assumptions used in preparing the gap table above follow:

(1)	Floating-rate loans, loans with predetermined rate increases and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and borrowings are scheduled according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $9.2 million are also excluded from the table.
(2)	Securities are scheduled according to the earlier of their next callable date or the date on which the interest rate on the security is scheduled to change. Nearly all have predetermined interest rate increases or “steps up” to a specified rate on one or more predetermined dates. Generally, the security becomes eligible for redemption by the issuer at the date of the first scheduled step-up. The net carrying value ($4.2 million) of corporate securities that are on a cash basis of accounting are excluded from the table.
(3)	Interest checking, savings and money market deposits are regarded as 100% readily accessible withdrawable accounts and certificates of deposit are scheduled according to their contractual maturity dates. This assumption contributes significantly to the liability sensitive position reported per the one-year gap analysis. However, if such deposits were treated differently, the one-year gap would then change. Depositors may not necessarily immediately withdraw funds in the event deposit rates offered by INB did not change as quickly and uniformly as changes in general market rates.

Based on our recent analysis of the earnings simulation model described earlier, the one year risk to our net interest and dividend income (from a base case net interest and dividend income of $37.9 million) would be a negative 0.09% for a 100 basis point rate decrease shock and a negative 1.06% for a 200 basis point rate increase shock, while the two-year cumulative risk to our net interest and dividend income (from a base case cumulative net interest and dividend income of $80.0 million) would be a negative 2.33% for a 100 basis point rate decrease shock and a negative 2.14% for a 200 basis point rate increase shock. The model covers a 24 month horizon and assumes interest rate changes are gradually ramped up or down over a 12 month horizon using various assumptions based upon a parallel yield curve shift and are subsequently sustained at those levels for the remainder of the simulation horizon. For determining the assumed rates offered on our deposit accounts in the model, we use internally developed beta factors that utilize historical data based on a five-year look-back period.

There can be no assurances that a sudden and substantial change in interest rates may not adversely impact our net interest and dividend income to a larger extent than noted above if interest rates on our assets and liabilities do not change at the same speed, to the same extent, or on the same basis, as those assumed in the model.

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

ITEM 4. Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that as of September 30, 2012, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

This item requires disclosure of any new or material changes to our risk factors disclosed in our 2011 10-K, where such factors are discussed on pages 31 through 39. There were no material changes to the risk factors during the quarter ended September 30, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3. Defaults Upon Senior Securities

As required by its primary regulator, in February 2010, IBC deferred regularly scheduled interest payments on its outstanding $55 million of junior subordinated notes relating to its trust preferred securities and suspended cash dividend payments on its Series A Preferred Stock held by the U.S. Treasury under the TARP Capital Purchase Program. The deferral of the interest payments does not constitute a default under the indenture governing the trust preferred securities. During the deferral period, interest will continue to accrue on the junior subordinated notes at the stated coupon rate, including on the deferred interest. At September 30, 2012, IBC had accrued and owing a total of $5.8 million of interest payments on the junior subordinated notes.

Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date. At September 30, 2012, IBC had accumulated and unpaid preferred stock dividends in arrears of $3.8 million. Because IBC missed the sixth dividend payment in the second quarter of 2011, the Treasury has the right to appoint two directors to IBC’s board of directors until all unpaid dividends have been paid. As reported on Forms 8-K filed on March 28, 2012 and on October 29, 2012, on March 23, 2012 and October 26, 2012, the Treasury appointed a director to IBC’s Board of Directors for a total of two directors.

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: November 5, 2012	By: /s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2012	By: /s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)

Intervest Bancshares Corporation and Subsidiaries

Exhibit Index

The following exhibits are filed as part of this report.

Exhibit #	Exhibit Description

31.0	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.1	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.0	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.0	The following materials from Intervest Bancshares Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Earnings; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related financial statement footnotes. **

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.